Form 10-Q
period 1996-09-30
ALLIN COMMUNICATIONS CORP
filed 1996-12-16
CIK 1020391

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ending:  September 30, 1996

                                       OR

      (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number:  0-21395

                        ALLIN COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                            25-1795265
          (State or other jurisdiction of         (I. R. S. Employer
           incorporation or organization)         Identification No.)

                  300 Greentree Commons, 381 Mansfield Avenue,
                      Pittsburgh, Pennsylvania  15220-2751
          (Address of principal executive offices, including zip code)

                                 (412) 928-8800
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                     (    )    Yes          (  X  )    No

              Shares Outstanding of the Registrant's Common Stock

                            As of December 12, 1996

                        Common Stock,  5,157,399 Shares

                        Allin Communications Corporation

                                   Form 10-Q

                                     Index


Part I  -  Financial Information

      Item 1.  Financial Statements.................................  Page  3

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................  Page  9


Part II -  Other Information

      Item 2.  Changes in Securities................................  Page  13

      Item 4.  Submission of Matters to a Vote of Security Holders..  Page  15

      Item 6.  Exhibits and Reports on Form 8-K.....................  Page  16

Signatures                                                            Page  19

Part I - Financial Information

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                        (Dollars in thousands)
               (Unaudited at September 30, 1996)

                                                              December 31,   September 30,
                                                                  1995           1996
                                                              -----------    ------------
          ASSETS

Current assets:
     Cash and cash equivalents                                $       193    $        126
     Accounts receivable                                               43             108
     Prepaid expenses                                                   9             635
                                                              -----------    ------------
          Total current assets                                        245             869

Property and equipment, at cost:
     Leasehold improvements                                            42              48
     Furniture and equipment                                          189             493
     On-board equipment                                             1,313           2,806
     Construction-in-progress                                          --           2,383
                                                              -----------    ------------
                                                                    1,544           5,730
     Less--accumulated depreciation                                  (153)           (510)
                                                              -----------    ------------
                                                                    1,391           5,220
     Other assets, net of accumulated amortization of
          $141 and $369                                               717             618
                                                              -----------    ------------

Total assets                                                  $     2,353    $      6,707
                                                              ===========    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                           $        --    $      5,000
     Shareholder notes payable                                      1,493              --
     Accounts payable                                                 152           2,023
     Accrued liabilities:
          Management fees                                              45              78
          Guarantee fees                                               --             127
          Other                                                        48             464
                                                              -----------    ------------
               Total current liabilities                            1,738           7,692

Long-term liabilities:
     Accrued Interest                                                 393             951
     Shareholder notes payable                                      3,000           3,000
                                                              -----------    ------------
          Total liabilities                                         5,131          11,643

Series A convertible, redeemable preferred stock -
     authorized 100,000 shares, issued and
     outstanding 25,000 shares                                         --           2,465

Shareholder's equity:
     Common stock, par value $.01 per share - authorized
          20,000,000 shares, issued and
          outstanding 2,400,000 shares                                  0              24
     Additional paid-in-capital                                         2               3
     Retained deficit                                              (2,780)         (7,428)
                                                              -----------    ------------
          Total shareholders' equity                               (2,778)         (7,401)
                                                              -----------    ------------

Total liabilities and shareholders' equity                    $     2,353    $      6,707
                                                              ===========    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (Dollars in thousands, except per share data)
                       (Unaudited)

                                                            Three Months       Three Months       Nine Months       Nine Months
                                                               Ended              Ended              Ended             Ended
                                                           September 30,       September 30,     September 30,      September 30,
                                                               1995               1996                1995             1996

Revenue                                                     $    --              $    133           $    --           $    296
Cost of sales                                                    --                    42                --                 83
                                                            -------              --------           -------           --------
Gross profit                                                     --                    91                --                213
Selling, general & administrative                               128                 1,859               894              4,026
                                                            -------              --------           -------           --------
Loss from operations                                           (128)               (1,768)             (894)            (3,813)
Interest expense, net                                           189                   328               295                796
                                                            -------              --------           -------           --------
Net loss                                                    $  (317)             $ (2,096)          $(1,189)          $ (4,609)
                                                            =======              ========           =======           ========
Net loss per common share                                   $ (0.13)             $  (0.81)          $ (0.46)          $  (1.77)
                                                            =======              ========           =======           ========
Weighted average common shares outstanding
     during the period                                    2,603,385             2,603,385         2,603,385          2,603,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (Dollars in thousands)
                       (Unaudited)

                                                            Nine Months        Nine Months
                                                               Ended              Ended
                                                           September 30,       September 30,
                                                                1995              1996

Cash flows from operating activities:
     Net loss                                                      (1,189)         (4,609)
     Adjustments to reconcile net loss to net cash flows
        from operating activities:
          Depreciation and amortization                               192             585
          Accrued interest on shareholder notes payable               294             558
          Accretion to stated value of preferred stock                 --              15
     Changes in certain assets and liabilities:
          Accounts receivable                                          --             (65)
          Prepaid expenses                                            (13)           (626)
          Software development costs                                 (875)           (144)
          Other assets                                                (28)             --
          Accounts payable                                             54           1,871
          Accrued liabilities                                          --             577
                                                                   ------          ------
        Net cash flows from operating activities                   (1,565)         (1,838)
                                                                   ------          ------
Cash flows from investing activities:
     Capital expenditures                                            (892)         (4,186)
                                                                   ------          ------
Cash flows from financing activities:
     Proceeds from shareholder notes payable                        2,571           3,628
     Proceeds from line of credit                                      --           5,000
     Payments on shareholder notes payable                             --          (3,621)
     Issuance of preferred stock, net of transaction costs             --             950
                                                                   ------          ------
        Net cash flows from financing activities                    2,571           5,957
                                                                   ------          ------

Net change in cash and cash equivalents                               114             (67)
Cash and cash equivalents, beginning of period                         33             193
                                                                   ------          ------
Cash and cash equivalents, end of period                              147             126
                                                                   ======          ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               Allin Communications Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation
   ---------------------

  The information contained in these financial statements and notes for the three and nine months ended September 30, 1996, should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, and for the six months ended June 30, 1996, contained in the Company's Prospectus dated November 1, 1996 for its initial public offering. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

  Earnings Per Share

  Earnings per share of common stock have been computed using the weighted average number of common and common equivalent shares outstanding during the period. For all periods presented, the weighted average number of common and common equivalent shares include instruments convertible into common stock, issued within one year of the initial public offering (See Note 4).

  Supplemental Disclosure Of Cash Flow Information

  There were no cash payments for income taxes during the periods presented. Cash payments for interest were $-0- and approximately $112,000 during the nine months ended September 30, 1995, and 1996, respectively.

  The conversion of $1.5 million of shareholder loans into 15,000 shares of Series A Convertible Redeemable Preferred Stock represents a non-cash financing activity.


2. Line of Credit
   --------------

  The Company has a financing agreement which provides for a line of credit that permits maximum allowable borrowings of $5 million. Borrowings bear interest at either prime or Euro-rate plus 1-1/2% and are payable upon demand. The maturity date is May 31, 1997, and borrowings are guaranteed by certain shareholders of the Company, for which they will receive a guarantee fee.
  This fee will be equal to the difference between 15% and the rate accrued on borrowings under the line of credit. As of September 30, 1996, $5 million has been borrowed under this line of credit. (See Note 4 for a discussion of subsequent amendments to the line of credit.)


3. Equity Transactions
   -------------------

   During the three months ended September 30, 1996, the following transactions have occurred:

   i. Designation of 40,000 shares of authorized preferred stock as Series A Convertible Redeemable Preferred Stock with a par value of $.01 per share.

   ii. Receipt of $1.5 million in the form of loans from two shareholders. These loans bore interest at 8%.

   iii. Conversion of the shareholder loans referred to above into 15,000 shares of Convertible Redeemable Preferred Stock and the issuance of an additional 10,000 shares of Convertible Redeemable Preferred Stock. These shares are entitled to cumulative compounded quarterly dividends, when and as declared by the Board of Directors, of 8%. Additionally, the 25,000 shares issued are convertible into 203,385 common shares, at the option of the holder, not earlier than six months after the date of the Company's initial public offering (See Note 4).


4. Subsequent Events
   -----------------

   Subsequent to September 30, 1996, the following transactions have occurred:

   i. A stock split of 2,400 common shares for each common share outstanding occurred in October, 1996. This split has been reflected retroactively in the accompanying Condensed Consolidated Financial Statements.

   ii. On November 6, 1996, the Company closed the offering of 2,000,000 shares of common stock, at a price of $15 per share. The Company received total net proceeds, after deduction of expenses payable and underwriting discounts, of approximately $27 million. On the date the offering closed, the Company used a portion of the proceeds to repay outstanding borrowings under the line of credit, to pay accrued interest under the shareholder notes payable and for the acquisitions described below. The remaining proceeds are being used for planned capital expenditures. On December 4, 1996, the underwriters, following the exercise of their over-allotment option, purchased 300,000 additional shares of common stock under the same terms as the initial public offering. Net proceeds received were approximately $4.2 million.

   iii. Closing of an agreement for the acquisition by the Company of all issued and outstanding shares of International Sports Marketing, Inc. (ISM), an entity in which certain shareholders of the Company had an ownership interest. This acquisition provided for cash payments of $2.4 million upon closing and contingent payments up to $2.4 million based upon future operating income. ISM's name has been changed to SportsWave, Inc. subsequent to acquisition.

   iv.  Closing of an agreement for the merger of Kent Consulting Group, Inc.
        (KCG) into Kent Acquisition Corporation, a wholly owned subsidiary of the Company. The consideration includes $2.0 million in cash and $3.2 million in common stock, valued at the initial public offering price and contingent payments up to $2.8 million based upon future operating income.

   v. Creation of the 1996 Stock Plan which provides up to 266,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers, other executive employees, consultants and advisors (including non-employee directors) of the Company. As of the closing of the initial public offering, 26,666 restricted common shares were reserved for issuance in connection with the acquisition of KCG. Additionally, options to purchase 219,000 shares of common stock at the initial public offering price were granted.

   vi. On October 28, 1996, the maximum amount of borrowing allowed under the line of credit was increased to $7.5 million. The amount borrowed on the line at the time of closing of the initial public offering, November 6, 1996, was $6,000,000, which was repaid coincident with the closing.

   vii. Coincident with the closing of the initial public offering, $3,000,000 of shareholder notes payable were converted into 244,066 shares of common stock. The conversion rate was $12.29 per share.

Item 2.


                        Allin Communications Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, respectively. This discussion should be read in connection with the information in the condensed consolidated financial statements and the notes pertaining thereto, for the year ended December 31, 1995, and for the six months ended June 30, 1996, contained in the Company's Prospectus dated November 1, 1996 for its initial public offering (See Note 4 to Notes to Condensed Consolidated Financial Statements).

Overview

     Allin Communications Corporation (the Company) was formed in July 1996 to act as a holding company for four operating subsidiaries, which will focus on
particular aspects of the Company's business plan.    SeaVision, Inc. and
PhotoWave, Inc., operating subsidiaries, and Kent Acquisition Corporation, a non-operating subsidiary, were in existence and owned by the Company as of September 30, 1996 and their Balance Sheets and Results of Operations are included in the Condensed Consolidated Financial Statements as of that date. SportsWave, Inc., formerly International Sports Marketing, Inc., was acquired subsequent to September 30, 1996 and accordingly, is not included in the Condensed Consolidated Financial Statements as of that date.

     SeaVision was formed in June 1994 and focuses on the travel and leisure industry. SeaVision became a subsidiary of the Company in July 1996 through merger. Its operations to date have involved the development of an interactive digital platform and the installation and operation of interactive television
(ITV) systems in the international cruise industry. In addition, SeaVision is providing shipboard systems integration services under an agreement to install and operate a new television distribution and broadcast system aboard the Cunard Line QE2. Through September 30, 1996, SeaVision has completed installation of three ITV systems on cruise ships and had six additional installations in progress.

     PhotoWave was formed as a subsidiary of the Company on August 15, 1996 to continue the development and marketing of the Company's digital imaging business.

     Kent Acquisition Corporation, a non-operating subsidiary, was formed August 16, 1996. It was inactive at September 30, 1996. This subsidiary was formed to effect a merger with Kent Consulting Group, Inc., which was completed coincident with the closing of the Company's initial public offering.

     The Company's historical results of operations reflect the operations of SeaVision for the three- and nine-month periods ended September 30, 1996 and 1995 and of Allin Communications Corporation, PhotoWave, Inc., and Kent Acquisition Corporation since inception.



Results of Operations:
---------------------

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995

     As of September 30, 1996, SeaVision had installed its ITV system on three cruise ships with an annual passenger capacity of 261,352, based on their itineraries and passenger configurations at that time. SeaVision did not record revenue or direct expenses for the three months ended September 30, 1995. Accordingly, a comparison of revenue and direct expenses for the three-month periods ended September 30, 1995 and September 30, 1996 is not meaningful.

     Revenue for the three months ended September 30, 1996 was $133,000 including $84,000 for pay-per-view movies and $48,000 for games of chance. Direct costs for the three months ended September 30, 1996 were $43,000 and related primarily to cost of sales for the video-on-demand module. Selling, general and administrative expenses during the three months ended September 30, 1996 increased to $1.9 million from $128,000 for the corresponding period in 1995. This increase is attributable primarily to the costs of additional personnel as the Company moved from the developmental stage to the implementation stage of its ITV system. Depreciation and amortization expense increased to $234,000 during the three months ended September 30, 1996 as compared to $122,000 in the corresponding period in 1995 as a result of the completed installation of additional ITV systems.

     The Company's operating loss increased to $1.8 million for the three months ended September 30, 1996 , from $128,000 for the three months ended September 30, 1995. This increase is attributable primarily to the costs of additional personnel as the Company moved from the developmental stage to the implementation stage of its ITV system. Interest expense increased from $190,000 to $328,000 for the three months ended September 30, 1995 and September 30, 1996, respectively. Interest expense of $144,000 related to stockholder loans was accrued but unpaid during the period. With respect to the three months ended September 30, 1996, $184,000 of interest and guarantee fee expense was recorded relating to the borrowings under its line of credit with National City Bank. The Company sustained a net loss of $2.1 million during the three months ended September 30, 1996, compared to a net loss of $317,000 for the three months ended September 30, 1995, as a result of the increased operating losses discussed above.

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995

     As of September 30, 1996, SeaVision had installed its ITV system on three cruise ships with an annual passenger capacity of 261,352, based on their itineraries and passenger configurations at that time. SeaVision did not record revenue or direct expenses for the nine months ended September 30, 1995. Accordingly, a comparison of revenue and direct expenses for the nine-month periods ended September 30, 1995 and September 30, 1996 is not meaningful.

     Revenue for the nine months ended September 30, 1996 was $296,000, including $170,000 for pay-per-view movies and $123,000 for games of chance. Direct costs for the nine months ended September 30, 1996 were $83,000 and related primarily to cost of sales for the video-on-demand module. Selling, general and administrative expenses during the nine months ended September 30, 1996 increased to $4.0 million from $894,000 for the corresponding period in 1995. This increase is attributable primarily to the costs of additional personnel as the Company moved from the developmental stage to the implementation stage of its ITV system. Depreciation and amortization expense increased to $584,000 during the nine months ended September 30, 1996 as compared to $192,000 in the corresponding period in 1995 as a result of the completed installation of additional ITV systems.

     The Company's operating loss increased to $3.8 million for the nine months ended September 30, 1996, from $894,000 for the nine months ended September 30, 1995. This increase is attributable primarily to the costs of additional personnel as the Company moved from the developmental stage to the implementation stage of its ITV system. Interest expense increased from $295,000 to $796,000 for the nine months ended September 30, 1995 and September 30, 1996, respectively. Interest expense of $558,000 related to stockholder loans was accrued but unpaid during the period. With respect to the nine months ended September 30, 1996, $238,000 of interest and guarantee fee expense was recorded relating to the borrowings under its line of credit with National City Bank. The Company sustained a net loss of $4.6 million during the nine months ended September 30, 1996, compared to a net loss of $1.2 million for the nine months ended September 30, 1995, as a result of the increased operating losses and interest expense discussed above.

Liquidity and Capital Resources

     From its organization in June 1994 through May 31, 1996, the working capital needs of the Company were funded through stockholder loans. On May 31, 1996, SeaVision entered into a line of credit with Integra Bank (now National City Bank). The maximum amount of borrowing initially allowed under the line of credit was $5 million, all of which was outstanding as of September 30, 1996. On October 28, 1996, the maximum amount of borrowing allowed under the line of credit was increased to $7.5 million. The amount outstanding at closing of the initial public offering on November 6, 1996 was $6 million, which was repaid coincident with the closing. The initial funding under the line of credit occurred May 31, 1996 and was in the amount of $4.3 million, $3.6 million of which was used to repay a portion of the principal amount of stockholder loans. The Company may choose between two rates of interest at each funding date, the Prime Rate or the Euro-Rate (as defined in the Amended and restated Line of Credit Note dated October 28, 1996) plus one and one-half percent. The remaining amounts funded under the line of credit have been used as general working capital in the operation of the Company. The line of credit expires on May 31, 1997 and is guaranteed by certain stockholders of the Company. The guarantors are entitled to a guarantee fee from the Company equal to the difference between 15% per annum and the rate which the Company is charged under the terms of the line of credit.

     On August 16, 1996 the Company issued an aggregate of 25,000 shares of Series A Convertible Redeemable Preferred Stock ("Convertible Preferred Stock") to Henry Posner, Jr., Thomas D. Wright, Richard W. Talarico, James C. Roddey, William C. Kavan and Mark Kottler, each of whom is also an officer, director and/or holder of Common Stock of the Company. The Company has used the $2,450,000 net proceeds from the sale of the Convertible Preferred Stock for general working capital purposes. The holders of Convertible Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cumulative compounded quarterly dividends at the rate of eight percent per annum. For a limited period beginning six months after the Offering, each holder of Convertible Preferred Stock will have the right to convert all, but not less than all, of the Convertible Preferred Stock then owned by such holder into shares of Common Stock at the rate of approximately
8.1 shares of Common Stock for each share of Convertible Preferred Stock. Shares of Convertible Preferred Stock not converted into Common Stock will remain outstanding until the earlier of the time such shares are redeemed by the Company or June 30, 2006.

     The Company recognized an operating loss during the nine months ended September 30, 1996, and the Company's business will require substantial capital investment on an ongoing basis to finance its expansion in the travel and leisure industry and for the implementation of its business plans for PhotoWave and the businesses acquired subsequent to September 30, 1996. Capital expenditures were $4.2 million during the nine months ended September 30, 1996 compared to $892,000 for the nine months ended September 30, 1995. The Company expects to incur capital expenditures of approximately $6.4 million during the full year ended December 31, 1996 and approximately $16.5 million for the year ending December 31, 1997. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending primarily upon the number of new contracts, if any, for installation of its ITV systems and shipboard systems integration entered into by the Company, the costs of such installations and the rate of implementation of the PhotoWave and SportsWave business plans.

     The Company believes that the net proceeds from its initial public stock offering, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 24 months. If cash generated by operations, together with the net proceeds of the offering, were insufficient to satisfy the Company's cash requirement, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurance can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Special Note on Forward-Looking Statements

     Certain statements in the preceding two paragraphs constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the Company's limited operating history and uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit and dependence on its proprietary technology; the risks inherent in development of new products; competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; fluctuations in operating results, as well as other risks and uncertainties.

Part II - Other Information

Item 2.   Changes in Securities.
          ---------------------

      (a) Not applicable.

      (b) On August 16, 1996, the Company issued an aggregate of 25,000 shares of Series A Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock") having a liquidation of $100 per share. The holders of Convertible Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cumulative compounded quarterly dividends at the rate of eight percent of the liquidation value thereof per annum. The holders of Convertible Preferred Stock have no voting rights except as provided by the Delaware General Corporation Law and except with respect to actions which affect adversely the rights and preferences of the Convertible Preferred Stock set forth in the Certificate of Designation relating to such shares. The Convertible Preferred Stock is senior in right of payment and on liquidation to the Common Stock.

         During the seven-month period beginning May 6, 1997 (the "Conversion Period"), each holder of Convertible Preferred Stock will have the right to convert all, but not less than all, of the Convertible Preferred Stock then owned by such holder into shares of Common Stock at the rate of approximately 8.1 shares of Common Stock for each share of Convertible Preferred Stock (as adjusted for stock dividends, stock splits, reverse stock splits and any other stock combination or division). Cash payments will be made in lieu of the issuance of any fractional shares of Common Stock upon any such conversion. In connection with, and upon such conversion, the holders of Convertible Preferred Stock will have no right to receive any accrued and unpaid dividends. Shares of Convertible Preferred Stock which are not converted to Common Stock during the Conversion Period will remain outstanding until the earlier of the time such shares are redeemed by the Company or June 30, 2006.

         If the Company, prior to the end of the Conversion Period, issues Common Stock or warrants or options exercisable for Common Stock (other than pursuant to any employee stock option plan or director stock plan approved by the Board of Directors of the Company), and the price per share at which such shares, warrants or options are issued (the "New Share Price") multiplied by the aggregate number of issued and outstanding shares of Common Stock (determined on a fully diluted basis, but excluding shares then being issued or which are issuable pursuant to warrants or options then being issued) is less than $35.0 million, then the outstanding shares of Convertible Preferred Stock will become convertible into such additional number of shares of Common Stock equal to a fraction, the numerator of which is the number of outstanding shares of Convertible Preferred Stock multiplied by 100 and the denominator of which is the New Share Price.

         The Company has the right at any time after the Conversion Period but prior to maturity, to redeem the outstanding shares of Convertible Preferred Stock at $100 per share, plus accrued and unpaid dividends, if any. Unless earlier redeemed or converted into Common Stock, the outstanding shares of Convertible Preferred Stock are to be redeemed by the Company at $100 per share, plus accrued and unpaid dividends, if any, on June 30, 2006.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          (a) The stockholders of the Company acted by written consent (the "Written Consent") in lieu of a Joint Special Meeting of Stockholders dated September 29, 1996.

          (b)  Not applicable.

          (c) The Written Consent was signed by the holders of all of the 1,000 shares of Common Stock then outstanding and by the holders of all of the 25,000 shares of Convertible Redeemable Preferred Stock then outstanding. The matter acted upon by the stockholders pursuant to the Written Consent was the authorization of technical amendments to replace references to a $100 par value with references to a $100 liquidation value in the Certificate of Designation relating to the Convertible Redeemable Preferred Stock.

         (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits.

Exhibit
Number                   Description of Exhibit
------                   ----------------------

2.1 Stock Purchase Agreement dated August 14, 1996 by and among International Sports Marketing, Inc., Henry Posner, Jr., Thomas D. Wright, Michael J. Fetchko, James C. Roddey, Richard W. Talarico, John
         F. Hensler and Allin Communications Corporation (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

2.2 Agreement and Plan of Merger dated August 16, 1996 by and among Kent Consulting Group, Inc., Les Kent and Allin Communications Corporation (incorporated by reference to Exhibit 2.2 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

3(i)(a) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

3(i)(b) Certificate of Designation of the Registrant relating to the Series A Convertible Redeemable Preferred Stock (incorporated by reference to
         Exhibit 3(i)(b) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

3(i)(c) Certificate of Amendment to Certificate of Designation of the Registrant relating to the Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

3(ii) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

4 Certificate of Designation of Registrant relating to Series A Convertible Redeemable Preferred Stock and Certificate of Amendment relating thereto (incorporated by reference to Exhibits 3(i)(b) and 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

I0.1 Sublease Agreement dated August 1, 1996 between SeaVision, Inc. and Blair Haven Entertainment, Inc. (incorporated by reference to Exhibit
         10.1 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.2 Assignment of Intellectual Property Rights dated October 3, 1994 by Brian K. Blair and R Daniel Foreman in favor of SeaVision, Inc. (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

Exhibit
Number                   Description of Exhibit
------                   ----------------------

10.3 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.3 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.4 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.4 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.5 Note Conversion Agreement dated July 23, 1996 by and among the Registrant, Henry Posner, Jr., Thomas D. Wright, Terence M. Graunke, James C. Roddey and Richard W. Talarico (incorporated by reference to
       Exhibit 10.5 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.6 License Agreement dated December 1, 1993 between Major League Alumni Marketing, Inc. and Hawthorne Sports Marketing, Inc. (incorporated by reference to Exhibit 10.6 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.7 Amended and Restated Line of Credit Note, dated October 28, 1996, made by SeaVision, Inc. in favor of Integra Bank (incorporated by reference to Exhibit 10.7 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.8   1996 Stock Plan of the Registrant (incorporated by reference to Exhibit
       10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.9 Employment Agreement dated August 1, 1996 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10.9 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.10 Employment Agreement dated August 1, 1996 by and between the Registrant and R. Daniel Foreman (incorporated by reference to Exhibit 10.10 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.11 Employment Agreement dated August 1, 1996 by and between the Registrant and Brian K. Blair (incorporated by reference to Exhibit 10.11 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.12 Employment Agreement dated September 16, 1996 by and between the Registrant and Jon E. VanAmringe (incorporated by reference to Exhibit
       10.17 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

Exhibit
Number                   Description of Exhibit
------                   ----------------------

10.13 First Amended and Restated Agreement dated June 1, 1996 between SeaVision, Inc. and Celebrity Cruises Inc. (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.12 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.14 Agreement dated February 6, 1996 between SeaVision, Inc. and Carnival Corporation (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.15 Agreement dated August 8, 1996 by and between SeaVision, Inc. and Norwegian Cruise Line Limited (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.16 Installation Agreement dated September 9, 1996 by and between SeaVision, Inc. and Cunard Line Limited (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.17 Concession Agreement dated September 17, 1996 by and between SeaVision, Inc. and Royal Caribbean Cruise Line (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.16 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

11     Computation of Earnings per Share.
27     Financial Data Schedule

       (b)  Reports on Form S-K.

            No report on Form 8-K was filed by the Company during the quarter ended September 30, 1996.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIN COMMUNICATIONS CORPORATION
                              (Registrant)

Date:  December 13, 1996      By: /s/ Richard W. Talarico
                                  ---------------------------------
                                  Richard W. Talarico
                                  Chairman and Chief Executive Officer


Date:  December 13, 1996      By: /s/ Jon E. VanAmringe
                                  ---------------------------------
                                  Jon E. VanAmringe
                                  Chief Financial Officer