Form 10-K
period 1996-12-31
ALLIN COMMUNICATIONS CORP
filed 1997-03-31
CIK 1020391

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________ .

                        Commission file number:  0-21395

                        ALLIN COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


                              Delaware                                            25-1795265
  (State or other jurisdiction of incorporation or organization)    (I. R. S. Employer Identification No.)

                  300 Greentree Commons, 381 Mansfield Avenue,
                      Pittsburgh, Pennsylvania  15220-2751
          (Address of principal executive offices, including zip code)

                                 (412) 928-8800
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 Par Value per Share
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (X)    Yes      ( )    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 1997 as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $45,900,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 20, 1997, the Registrant had outstanding 5,184,067 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                        Allin Communications Corporation

                                   Form 10-K
                               December 31, 1996

                                     Index


Part I

      Item 1  -  Business                                                                    Page  3

      Item 2  -  Properties                                                                  Page 16

      Item 3  -  Legal Proceedings                                                           Page 16

      Item 4  -  Submission of Matters to a Vote of Security Holders                         Page 16


Part II

      Item 5  -  Market For Registrant's Common Equity and Related Stockholder Matters       Page 17

      Item 6  -  Selected Financial Data                                                     Page 18

      Item 7  -  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                               Page 19

      Item 8  -  Financial Statements and Supplementary Data                                 Page 24

      Item 9  -  Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                                    Page 42


Part III

      Item 10 -  Directors and Executive Officers of the Registrant                          Page 43

      Item 11 -  Executive Compensation                                                      Page 45

      Item 12 -  Security Ownership of Certain Beneficial Owners and Management              Page 48

      Item 13 -  Certain Relationships and Related Transactions                              Page 50


Part IV

      Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K             Page 54

Signatures                                                                                   Page 55



Part I


Item 1 - Business

(a)  General Development of Business

     Allin Communications Corporation (the "Company") was organized under the laws of the State of Delaware in July 1996 to act as a holding Company for five operating subsidiaries which will focus on particular aspects of the Company's business: SeaVision, Inc, a Delaware corporation ("SeaVision"), PhotoWave, Inc., a Delaware corporation ("Photowave"), SportsWave, Inc., a Pennsylvania corporation ("SportsWave"), Kent Consulting Group, Inc., a California corporation ("KCG"), and Netright, Inc., a California corporation ("Netright"). All such subsidiaries, as well as Allin Holdings Corporation, a Delaware corporation and non-operating subsidiary, are wholly owned by the Company. Unless the context otherwise requires, all references herein to the "Company" mean Allin Communications Corporation and its subsidiaries.

     Markets and Applications. Allin Communications Corporation is a media, technology and creative services company, which combines advanced technology capabilities with focused marketing skills in a variety of niche markets. The Company's SeaVision subsidiary is a significant supplier of interactive television ("ITV") systems to the cruise line industry. The Company has signed contracts with Carnival Cruise Lines ("Carnival"), Celebrity Cruises, Inc. ("Celebrity"), Cunard Lines Limited ("Cunard"), Norwegian Cruise Lines ("NCL") and Royal Caribbean Cruise Line ("RCCL"), and it currently has seven systems in operation on cruise ships with an annual base of approximately one million passengers. In addition to ITV, SeaVision offers customers a fully integrated solution for the application of electronic systems and platforms throughout their operations, at sea and on land. These include new build and retrofit shipboard integration services; Internet solutions; literature and marketing systems; management of shipboard broadcast and media functions; the development, installation and operation of reservations systems; data base management and operation of internal MIS functions. The Company's PhotoWave subsidiary applies the Company's proprietary media and information platform to the emerging digital imaging industry. The Company's SportsWave subsidiary, through its International Sports Marketing division, provides its corporate clients with unique sports-related marketing programs, utilizing exclusive rights with the Major League Baseball Players Alumni Association and relationships with other legends of professional hockey, basketball and football. SportsWave also intends to pursue the development, installation and operation of wireless interactive technology for sports venues; and the deployment of mobile communications suites for corporate hospitality marketing opportunities at sporting and other promotional events. The Company's KCG subsidiary provides software design, engineering and network solutions for corporate clients worldwide, and supports the development and technology efforts of the Company. The Company's Netright subsidiary sells computer related hardware and software, and was acquired primarily to support the operations of the Company through its purchasing capabilities and agreements with vendors.

     The Media and Information Platform. The Company provides customized ITV, digital imaging and other communications, information and media services to users in the travel and leisure, sports marketing and promotion and other industries. Many of these services are provided through the use of the Company's proprietary interactive media and information platform which was created to run on the Microsoft Windows NT operating system. The platform includes a multimedia digital file server and Windows-based software applications, and features high resolution and animated graphics, compressed full motion video, superior quality audio and flexible input capacity. Unlike many other ITV platforms, the Company's platform features rapid response and real time interfacing with a variety of third party software and systems permitting the immediate execution and confirmation of transactions. The platform, which received an applications development award from Microsoft in 1995, can provide its media and imaging services over a variety of network architectures, including the Internet, telephone and cable television systems, and other public and private communications networks. The Company maintains a constant focus on creating ITV design features that emphasize ease of use and eye-catching graphics.

     The Company's ITV system offers customers a variety of interactive services through 18 separate system modules. Among the pay services that can be offered are video-on-demand, music-on-demand, shopping, games of chance, event ticketing and customized photographs using digital imaging technology. Free-to-user services include informational messages, account review and room service. While free services do not currently provide revenue, they enhance the usefulness of the system, afford the Company a competitive advantage in marketing its system, attract users to other services offered on the Company's system and provide potential sources of additional recurring revenue from sponsorship of various services by advertisers and from transaction fees. The ITV system can also serve as a response-based marketing vehicle that can target specific audiences for potential advertisers and can make available to service providers a variety of other information, including activity reports and market research.

     The Company ITV System permits a user to access the transactional and other services offered on the system by using a handheld television remote control to make selections from easy-to-use menus on a television screen that may be located in a user's cruise ship cabin, hotel room or other individual station, or in a centrally located kiosk. Users can limit access to various pay services by utilizing lock out codes and password procedures. The system currently operates in six languages: English, Spanish, French, Italian, German and Portuguese.

     The Operating Subsidiaries. SeaVision was formed in June 1994 and focuses on the travel and leisure industry. SeaVision became a subsidiary of the Company in August 1996 through a merger. Its operations to date have involved the development of an interactive media and information platform and the installation and operation of ITV systems in the international cruise industry. SeaVision has become a significant supplier of ITV systems to the cruise industry. The Company has contracts in place to provide ITV services to each of Celebrity, Carnival, NCL, RCCL and Cunard, and it currently has a total of seven systems in operation on cruise ships with an annual base of approximately one million passengers. In addition, SeaVision offers shipboard systems integration services and in April 1997 expects to complete the installation of a new television distribution and broadcast system aboard Cunard's Queen Elizabeth 2. See "-- SeaVision - Travel and Leisure Industry."

     PhotoWave was formed as a subsidiary of the Company in August 1996 to pursue the development and marketing of digital imaging services, and currently applies the Company's proprietary interactive media and information platform in this emerging industry, See " -- PhotoWave - Digital Imaging Industry."

     SportsWave was formed in 1989 and was acquired by the Company in November 1996. SportsWave provides a full range of sports marketing and promotion services such as promotions, premiums, corporate incentive programs and event marketing and licensing. Additionally, SportsWave is currently developing adaptations of the Company's interactive media and information platform for possible use in sports venues and a mobile media center for deployment to sporting and other promotional events. See "-- SportsWave - Sports Marketing and Sporting Event Support."

     In November 1996, Kent Consulting Group, Inc., an entity formed in 1994, but which had been operating through a predecessor since 1983, merged with and into a wholly owned subsidiary of the Company, which then changed its name to Kent Consulting Group, Inc. KCG provides varied software design and network solution services to corporate clients worldwide and supports the development and technology efforts of the Company. See "-KCG -- Software Design and Network Solutions."

     Netright sells computer-related hardware and software, and was acquired by the Company in November 1996 primarily to support the operations of the Company through its purchasing capabilities and agreements with vendors. Netright's operations are not material to the Company as a whole.

(b)  Financial Information About Industry Segments

     Financial information concerning the industry segments in which the Company operates is included in Note 13 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8.

(c) Narrative Description of Business

     SeaVision - Travel and Leisure Industry

     International Cruise Industry Overview.   From its inception in 1994,
SeaVision identified the cruise industry as the initial market for its interactive media and information platform. The cruise industry is the fastest growing segment of the worldwide travel business. An industry trade group, using information as of December 31, 1995, has indicated that approximately 120 cruise ships with a capacity of more than 100,000 berths serve the North American market. The increasing popularity of cruise excursions in both the United States and abroad, combined with the high level of customer satisfaction, is expected to foster continued growth in the industry. The Company believes that it is the only company to date that has successfully operated digital ITV systems on cruise ships.

     Operations. Revenue from the domestic ITV service and advertising market historically has resulted primarily from the delivery of a limited number of interactive services, predominantly on-demand movies. The Company believes that it is one of the first to market a fully operational ITV system which is capable of providing multiple interactive services. Currently, the Company is a leading provider of interactive media and information systems to the cruise line market. Through SeaVision, the Company has installed and operates its ITV system on a total of seven cruise ships operated by Celebrity, Carnival, NCL, RCCL. Additionally, SeaVision has completed installation on an additional Celebrity cruise ship and on the Cunard flagship, the Queen Elizabeth 2. The Company expects both systems to be activated in April 1997. Presently, SeaVision has entered into contracts to install and operate its system on two additional Celebrity cruise ships, one additional NCL ship and one additional ship operated by RCCL. The Company's contracts with Carnival, NCL and RCCL provide Carnival, NCL and RCCL with the option of having SeaVision install and operate its ITV system on up to eleven, four and two additional cruise ships, respectively, and the Company is currently pursuing negotiations with various other cruise lines to install its system on additional vessels. There can be no assurance, however, that any option will be exercised or that any additional contracts will be acquired or, if additional firm contracts are secured, that unforeseen delays in installation will not occur.

     SeaVision's in-cabin ITV system provides cruise passengers with a variety of services, including casino video gaming, on-demand pay-per-view movies, shopping, shore excursion ticket purchasing and room service ordering. The system also can be used by passengers to preview and purchase photographs taken by the ship's photographers during their voyage, and to customize photos with special graphic overlays, borders and backgrounds. SeaVision and Eastman Kodak Company have entered into a market trial agreement for the operation of this service on three ships fitted with SeaVision's ITV system. This system, known as PhotoPlace, is currently installed on the NCL Dreamward. SeaVision's ITV system currently has an annualized viewer base of approximately one million passengers. SeaVision's system can also be utilized for advertising on behalf of retailers, corporate sponsors and other third parties and for gathering data and disseminating information by cruise operators.

     The Company is actively seeking to market its services in other industries and niche markets in which its technology may afford a competitive advantage. Through SeaVision, the Company has begun to offer additional services to the cruise industry and is currently providing shipboard systems integration services aboard the Queen Elizabeth 2 and is also pursuing other shipboard systems integration contracts. The media and information platform and the ITV system in particular offer significant opportunities to fully integrate shipboard information systems including broadcast, publishing, hotel and restaurant management, and reservations and marketing systems. The Company is actively marketing this capability to cruise lines for shipboard as well as land based needs.

     For 1995 and 1996, respectively, SeaVision accounted for 100% and 48% of the Company's total revenue. SeaVision's revenues are dependent upon a limited number of customers. In 1995, all revenue was derived from two cruise lines.
In 1996, three SeaVision cruise line customers, Carnival, Celebrity and NCL, accounted for 20%, 13% and 12%, respectively, of the Company's consolidated revenues. The loss of any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

     All of the Company's current ITV system contracts with cruise lines involve an arrangement under which the Company installs its ITV system on board and operates the system as a concessionaire, bearing most of the costs of installation and operation. Under certain of the contracts, the cruise line has agreed to purchase certain hardware components used in the ITV system. Under all of its ITV system contracts with cruise lines, the Company, which retains ownership of the system (other than components purchased by a cruise line), shares with the host cruise line a portion of the revenue the system generates from the sale to passengers of various pay services, as well as a portion of the revenue from the sale of advertising to retailers, corporate sponsors and other third parties. The terms of the revenue-sharing provisions were negotiated individually with each cruise line and vary from contract to contract based upon a number of factors, including the level of contribution of the cruise line to initial and ongoing equipment costs, the number of ships covered by the contract, whether the contract provides for exclusivity and the level of services to be provided by the Company. Such formulas provide for the Company to receive a greater portion of revenue until an amount attributed to the Company's installation costs has been recovered, after which point the cruise line is entitled to receive an increased share.

     Each of the Company's ITV system contracts with the cruise lines is subject to renewal by mutual consent of the parties at the expiration of the initial term. A decision by one or more of the cruise lines to discontinue its agreement with the Company at the contractual expiration date could have a material adverse effect on the Company.

     Marketing and Services Agreement with EDS

     In January 1997, the Company and Electronic Data Systems, Inc. ("EDS") announced a long-term agreement to market the Company's media and information platform to key sectors of the travel and leisure industry, including hospitality and gaming. Under the terms of the ten year contract, the Global Travel and Services Division of EDS will provide personnel for installing the Company's ITV system and media and information platform in both shipboard and land based applications as well as providing technical support for the operational systems. The Company believes that this alliance will significantly enhance and broaden the geographic scope of the Company's installation and operational capabilities and thus enable the Company to transfer its technology more rapidly to other applications and key sectors of the hospitality and leisure markets. The commitment of EDS to this long-term marketing agreement is expected to significantly impact the Company's revenue, particularly as a result of contracts expected to be procured in the global hospitality sector where EDS already maintains a presence with major clients in the industry. However, given the lead-time required to negotiate and fulfill any such contracts, significant positive impact on earnings would not be expected until late in 1997. However there can be no assurance that the Company will secure any such contract.

     Allin Communications - Hotel and Resort Industry

     Industry Overview.   In 1995, the lodging market in the United States
consisted of over 3.4 million hotel rooms, of which approximately 1.9 million were in hotels containing 100 or more rooms. Guest pay services were introduced in the lodging market in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Virtually all hotels offer free-to-guest services as well. In 1986, certain hotels began offering their guests limited interactive services, and in 1991, on-demand movies became available. Guest pay services are attractive to hotel operators because they provide an additional amenity for their guests, as well as incremental revenue to their establishments.

     The Company is marketing to the hotel and resort industry an information and media platform offering guest services that include not only on-demand pay-per-view movies but also other services not typically provided, including high-speed Internet access. The Company's strategy is to pursue contracts for the installation and operation of its ITV system in hotels and resort properties with more than 100 rooms. The Company and EDS have entered into a long-term agreement to market the Company's interactive media and information platform to key sectors of the travel and leisure industry, including hospitality and
gaming.   The Company believes that the ITV system which the Company uses in cruise industry applications can be used in essentially its present form to provide digital interactive services to the hotel and resort industry. Given the nature and configuration of the Company's platform, the Company anticipates being able to offer services not generally available to hotels and resorts at the present time, such as in-room Internet access at speeds much faster than the typical home computer and a ticket purchasing system which would permit guests to reserve and purchase theater and event tickets on the system in similar fashion that SeaVision has successfully managed the sale of shore excursion tickets for passengers of its cruise line customers. The Company intends to focus its hotel services on the needs of the business traveler and plans to pursue the offering of airline ticketing and rental car reservations, as well as e-mail access. The Company's system can be fully integrated to provide a wide variety of services, beyond in-room entertainment and ITV, including property management and inventory control systems, digital photography, reservations and billing systems as well as Internet access. Management anticipates that its relationship with EDS will provide cruise lines, hotels and others in the leisure industry, with a single source for these and other services, with EDS installing and providing technical support for the Company's interactive media and information platform on land and at sea.

     In addition to the services described above, the Company intends to offer similar entertainment options to hotel and resort guests as it does to cruise passengers, including video-on-demand and shopping, at prices comparable to those charged in the cruise industry. Games of chance cannot be offered in any United States hotel rooms at this time. The Company is also exploring other forms of revenue-generating entertainment as well as advertising opportunities.

     The Company is currently negotiating with three major hotel chains to
install and operate its system on a trial basis.   However, there can be no
assurance that those negotiations will be successful or that a successful trial will result in a larger chain-wide contract.

     PhotoWave - Digital Imaging

     Industry Overview. Digital imaging involves the capture of images in or conversion of images to a digital format, the storage of images in a computer and the transmission of the images over electronic networks. Digital imaging equipment has been developed which permits the capture of digital images instantly without the need for film or the chemical development process. The camera records the image on magnetic memory cards which can be removed and inserted in any computer equipped with a standard slot for such cards. Alternatively, digital imaging equipment can be connected directly to computers through standard industry interfaces. Once an image is stored in a computer, software can be used to manipulate and enhance the image in various ways such as changing the size, rotating it or adding color.

     Operations. Through PhotoWave, the Company intends to market a turnkey package of digital imaging services to industries and markets dependent on conventional wet photography, including the real estate, insurance, school photography and commercial photography markets. PhotoWave currently operates one mobile fully-equipped interactive digital photography studio. PhotoWave's interactive system enables images to be viewed, customized and produced all within the mobile vehicle. Furthermore, an on-board power source allows PhotoWave's imaging to be executed at any site. The mobile unit also contains equipment which allows PhotoWave to offer a wide range of ancillary imaging products, such as t-shirts, mugs, posters and identification badges and tags. The concept for the mobile unit emerged from two marketing realities: consumer demand for instant gratification and convenience and the arrival of widespread digital imaging applications. PhotoWave brings digital imaging services through professional commercial photographers to niche markets, such as event photography, currently dependent on conventional silver halide wet processing. By integrating the media and information platform developed by the Company with digital photography, PhotoWave creates an innovative method of bringing its technology directly to the consumer. PhotoWave plans include the operation of additional mobile digital imaging units during 1997, both company-owned and through partnerships with local and regional professional photographers and photographic suppliers.

     In an effort to further take advantage of the anticipated shift in the picture-making and delivery process created by the advent of digital imaging and the personal computer, PhotoWave has expanded its marketing concept to include an Internet website, which management believes, when fully implemented, will enable consumers to remotely access, manipulate and purchase their images. The PhotoWave Surfboard access card is expected to allow consumers to access their photos at any PhotoWave Customer Viewing Station kiosk, none of which have yet been deployed, or through their personal computer. Management anticipates that consumers will also have the option to safely store their images through PhotoWave's digital archiving service, currently under development, and accessible only with their unique personalized membership number.

     For 1996, PhotoWave accounted for 1% of the Company's total revenue. PhotoWave was not dependent upon a limited number of customers.

     SportsWave - Sports Marketing and Sporting Event Support

     Industry Overview. Event marketing, often centering on a sports event, is a growing sector of the worldwide advertising industry. The Company intends to take advantage of this market by continuing the corporate promotion and hospitality business of SportsWave's International Sports Marketing division ("ISM") and by expanding that business through the use of the Company's digital platform in sports marketing applications. The Company believes that the demand for interactive technology in sports venues as a means to enhance the impact of advertising at sporting events will grow substantially in the next decade and will present substantial opportunities for sports marketing services. The Company has begun to develop a portable, hand held wireless interactive terminal, the VuWIT, to operate at sports venues. The Company intends to pursue initial marketing of the VuWIT technology to professional golf and car racing segments of the sports industry.

     Operations. SportsWave, through its ISM division, offers a full range of sports marketing and promotion services including promotions and premiums, corporate incentive programs, event marketing and licensing. Since 1989, SportsWave has held a worldwide license with Major League Alumni Marketing, Inc., with certain exclusive rights, to use the name "Major League Baseball Players Alumni Association" ("MLBPAA") and certain related logotypes and trademarks and the name "Major League Alumni Marketing" in connection with certain marketing, merchandising and promotional activities. The MLBPAA is a nonprofit organization, currently comprised of over 3,000 former players, that was founded to, among other things, promote and encourage the sport of baseball and to assist in charitable work. Management believes its relationship with MLBPAA to be good.

     The activities covered by the Company's license include (i) sponsorships and events with former players, such as tours, exhibition games and autograph and photograph sessions, (ii) creating and supplying products autographed by former players and (iii) corporate and sales incentive programs including fantasy camps and spring training trips. SportsWave pays royalties for the use of such rights, and, subject to certain limitations, SportsWave is permitted to sublicense such rights. The Company believes that this license from the MLBPAA is important to its sports marketing and promotion business. The Company's license currently expires on December 31, 1998 and automatically renews for successive two-year terms unless either party gives notice of its election not to renew at least one year prior to expiration of the then current term.

     SportsWave has contracted with numerous corporate clients in the past several years to provide or sublicense former players and baseball memorabilia for varied events. SportsWave currently generates revenue from payments under its contracts for the coordination of such events.

     The traditional sports marketing aspect of SportsWave's business has historically been seasonal, with the largest number of events and promotions being staged during the Major League Baseball season. However, SportsWave also contracts with former professional football, basketball and hockey players to participate in events, promotions and incentive programs for SportsWave clients, which reduces SportsWave's reliance on events held during the Major League Baseball season.

     SportsWave intends to use the Company's media and information platform technology to expand the existing sports marketing capabilities of ISM. In addition to ISM's traditional sports marketing business, through SportsWave, the Company is adapting its platform to offer interactive services for use at sports venues to enhance the impact of advertising messages. The Company is pursuing opportunities to equip arenas, stadiums and other sports venues with interactive capabilities which can be accessed through a customer hand held wireless interactive terminal, the VuWIT, under development by the Company, or through terminals located in luxury boxes or at central locations. The VuWIT would enable patrons to retrieve sports scores, statistics and other data; view other broadcast feeds, video replay and other camera perspectives; purchase team logo and other concession items and view advertisements and special offers, within and in the vicinity of the sports venue. To date the Company has not secured a contract to implement this technology as described.

     The Company also intends to support ISM's core business of corporate hospitality and event promotion by providing innovative digital imaging products to ISM's clients and expanding upon the services currently being offered by ISM. The Company is developing a mobile media center that could be made available to corporate sponsors for promotional purposes and corporate incentives. Among other things, the center could be used to deliver prints of pictures taken with major sports figures and to supply corporate sponsors of sporting events with on-site venues for advertising and other promotional activities.

     SportsWave's revenues (subsequent to acquisition), accounted for 17% of the Company's total 1996 revenue. During this same period, one SportsWave customer , accounted for 13% of consolidated revenue. SportsWave has long-term relationships with many clients. However, the customer base varies from year to year and the Company does not anticipate that the loss of any one customer would have a material adverse impact on the Company as a whole.

     Kent Consulting Group - Software Engineering and Design and Network
     Solutions

     Industry Overview. As information technology has become increasingly complex and important, businesses have used third party specialists to provide various services in the design and implementation of electronic solutions. An industry analyst has projected that the outsourcing market will increase substantially in the next five years and that the market segments in which KCG does business, providing services in the development of applications software and solutions for the desktop and distributed environments and networking, will increase as a percentage of the total outsourcing market.

     Operations. KCG provides varied software design and network solutions to businesses ranging from start-up to Fortune 500 companies. KCG currently generates revenue from fees under its contracts for software design and network solutions services. The Company anticipates that KCG will continue to generate revenue from providing such services to third party clients in addition to providing technical and creative support in the further development of the Company's other business segments. The Company intends to utilize KCG, which was responsible for much of the software design and programming for the Company's proprietary digital information and media platform, to strengthen the creative and technical foundation for the further development of the platform and its adaptation to new markets.

     KCG is authorized as a Microsoft Solutions Provider Partner and is also authorized as a service provider for Pacific Bell, Lotus, IBM and Novell. KCG's areas of expertise include ITV platforms, Internet applications (including specialization in improving connectivity and access), groupware and e-mail applications, networking products and database applications. Its services include design of system architecture, installation and configuration of software and hardware, custom software development, training, systems management support and trouble-shooting. KCG enables its customers to tie new applications and new technologies into existing information systems quickly and with minimal disruption. It has been on the leading edge in developing structures for multi-site computing to enhance the productivity of travelers, workers in remote and field offices and the growing number of telecommuters.

     KCG's revenue (subsequent to acquisition) accounted for 32% of the Company's 1996 revenue. During this same period, one KCG customer accounted for 31% of KCG revenues, but did not account for more than 10% of the Company's consolidated revenues.

     Other Potential Markets

     The Company believes that the activities of SeaVision, PhotoWave and SportsWave, as well as the expertise and industry relationships provided by KCG, will provide a basis for establishing relationships with mass market providers of interactive communications and digital imaging services that could lead to the Company becoming a supplier of specialized software products to such providers. The Company plans to pursue opportunities to offer specialized software from the Company's platform, such as software permitting immediate processing of transactions, video server processing and other proprietary protocols to these providers for use in other system architectures. The Company also intends to pursue opportunities to provide creative program enhancements to telephone and cable companies that are developing pilot programs to provide interactive services to households.

     Research and Development; Capital Expenditures

     During 1996, the Company expensed approximately $949,000 and capitalized $316,000 for research and development, principally for enhancement of the Company's media and information platform, specifically, improvements to SeaVision's ITV platform, PhotoWave's digital imaging technology and SportsWave's prototype of a wireless interactive hand held terminal, the VuWIT. Other development was focused on software and other product applications to be presented to participants in other business markets.

     The Company anticipates further capital expenditures for broadening SeaVision's installed shipboard ITV base, for additional PhotoWave mobile digital imaging units, for improvement and potential installation of SportsWave's wireless interactive platforms at sports venues and for enhancement and improvements to the Company's management information systems and leased office facilities.

     Employees

     At December 31, 1996, the Company had approximately 100 employees. None of these employees is covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good. During 1997, it is expected that some additional staff will be needed for marketing and administration at the Company, operations and marketing at PhotoWave and software engineering at KCG. Requirements for additional personnel for installation and technical support of current and scheduled shipboard systems for SeaVision and anticipated systems integration projects will in great part be satisfied by contractual arrangements with EDS and other subcontractors. Similar arrangements would also be utilized for hotel and resort installations, if the Company were to successfully enter such markets.

     Suppliers

     The Company does not manufacture the hardware components it uses and has one or more sources of supply for all such components. The Company purchases components through purchase orders and does not have long term supply contracts. The Company believes that reasonable alternative sources of supply exist for all components.

     The Company has entered into a service agreement with EDS, under which EDS will provide personnel for the installation and operation of the Company's shipboard media and information platform as well as hotel and resort installations, if the Company were to successfully enter such markets.

     The Company has entered into agreements with distributors of motion pictures for non-theatrical viewing under which the distributor licenses to the Company the right to make pay-per-view movies available on the Company's ITV system. Payment to the distributor is based on revenue derived from the sale of such movies on the Company's ITV system. The distributor pays the associated royalties to the motion picture studios and other third parties. Although a specific title may be available from a single source, the Company does not anticipate that it will experience difficulty in obtaining these products.

     The retail offerings of merchandise on the Company's ITV system on cruise ships are made pursuant to various electronic retail sales agreements between the Company and individual vendors. The Company presently offers for sale items from such vendors as Bobby Jones Sportswear, Wenger Swiss Army Brand and The Nature Company. The Company is seeking other vendors in order to expand its shopping service; it does not anticipate any difficulty in contracting with vendors to offer and sell retail products on the Company's system.

     Marketing and Sales

     The Company's marketing and sales efforts are directed toward several distinct groups: customers (such as cruise and hotel operators) that will contract for the installation and operation, or the sale, of the Company's media and information platform and ITV system; advertisers and merchandisers who will utilize the ITV system to deliver promotional messages of various kinds to system users; retailers who will sell products on the Company's ITV shopping service; and end users of the systems and services that generate revenue for the Company.

     The Company has a fourteen person sales and marketing staff. Four members of this staff currently focus on the travel and leisure industry, three focus on the Company's sports marketing business, five focus on the Company's digital imaging business unit and two focus on software design and network solutions. The Company additionally emphasizes the marketing of an integrated package of its services in order to provide effective information and media solutions to its clients. The Company also markets its products and services and seeks advertisers and retailers through independent sales agencies.

     The Company's shipboard representatives also market its services to end users of its ITV system. Responsibilities of the shipboard representative include implementing company-wide programs and policies to enhance revenue from each service offered by the system. The Company may offer price reductions for pay-per-view movies or merchandise, and free credits, prizes and sweepstakes for video gaming.

     The Company intends to pursue contractual arrangements with national advertisers seeking to reach specific targeted audiences. However there can be no assurances that the Company will be successful in this marketing effort. The Company's ITV system has significant capability to report response and use frequency.

     Competition

     The interactive services industry is in the early stages of its development. The Company competes with numerous other companies utilizing various technologies and marketing approaches, and the Company anticipates that additional competition will develop in all of the markets that the Company is targeting. A number of these companies are larger than the Company and have greater financial and other resources. The Company is unable to predict the level of competition that will actually develop and the time frame in which it will develop.

     In the cruise line market, although cruise operators have received many proposals to develop and install ITV systems, to the Company's knowledge, no system with features comparable to the Company's has been installed on a cruise ship. The Company believes that the architecture of the Company's platform and its adaptation to the cruise environment will be difficult to duplicate and that its successful implementation of its system gives it a current competitive advantage. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field.

     Two companies are the dominant providers of in-room entertainment and cable television services to the lodging industry. These competitors are larger and have greater resources than the Company. There are also a number of small regional providers and a number of potential competitors such as cable companies, telecommunications companies and direct-to-home and direct broadcast satellite companies that could provide in-room entertainment to the lodging industry. However, management believes that the Company has the opportunity to effectively compete based upon the state of the art technology resident in its information and media platform as well as the broad array of additional services that can be offered through the Company's ITV platform. Unlike systems currently operating in hotels which principally offer only in-room entertainment, the Company can offer a fully integrated system to an individual hotel or chain of hotels including, property management and inventory control systems, digital photography, reservations and billing systems as well as Internet access. Although the Company believes that its media and information platform and ITV system include features that are not currently in use in the lodging industry, there can be no assurance that the Company will be able to penetrate this market.

     The sports marketing and software design and network solutions services industries are fragmented and highly competitive. A number of the companies and sales agencies that provide such services are larger than the

Company and have greater resources, both financial and otherwise. ISM generally competes based on its specialized promotional and event marketing capabilities. The business of ISM could be adversely affected if one or more large competitors decide to directly focus their resources on providing the same services in the same markets as ISM.

     The digital imaging market is new and rapidly evolving. The Company expects that a highly competitive market will develop and that many of the competitors may have longer operating histories and greater resources than the Company.

     Technology and Licensing

     In the initial development of its system, the Company acquired a software license from a developer of a hotel ITV system. The Company has made major modifications to its system and its software since that time and now uses only certain communications software from the licensed package. The Company intends to develop communications software which does not make use of the licensed rights. The Company also licenses from a software developer certain of the software utilized in connection with the printing of digital images on cruise ships.

     The Company has used the services of third party software and graphics designers in the development of its digital platform and ITV system. All proprietary rights to the platform and system belong to the Company. KCG was the principal software designer involved in software development for the platform. While third party graphics designers have been important in developing the visual amenities of the Company's system, if the Company should no longer have access to their services, the Company believes that its in-house personnel are capable of performing these functions or, if necessary, that it will be able to engage other graphics designers and personnel capable of doing so.

     The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved equipment or software systems that could adversely affect the Company's business. Also, the Company does not have patents on any of its technology and relies on a combination of copyright and trade secret laws and contractual restrictions to protect its technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by it will be adequate to protect its technology.

     The Company does not have patents on any of its technology and relies on a combination of copyright and trade secret laws and contractual restrictions to protect its technology. It is the Company's policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of its software, documentation and other proprietary information. The Company has been diligent wherever feasible in registering its trade marks and service marks in order to best preserve its creative marketing position. The Company's registered marks include: "Allin", "PhotoWave", "Customer Viewing Station", "Surfboard", PhotoWave logo, "Photography on the Move", "SeaVision", SeaVision design and logo, "SeaTV", "PhotoPlace", "Catch the Wave", "SportsWave", "VuWIT", "International Sports Marketing", SportsWave design and logo, "Pro Football Players Alumni", "Pro Hockey Players Alumni", "Pro Basketball Players Alumni".

     Government Regulation

     The Company's ITV system currently offers games of chance to cruise ship passengers while operating in international waters. However, such gaming cannot be offered while the ship is in any United States port and it cannot be offered in any United States hotel room at this time. Such service is discontinued while a cruise ship is in port and will not be offered to hotels.

(d) General Development of Business

     Certain statements in the preceding Item 1 constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things:

     Limited Operating History. The Company was not organized until July 1996 and did not, until November 1996 conduct any operations as a combined entity consisting of the businesses of SeaVision, PhotoWave, SportsWave and KCG. Furthermore, SeaVision has been in operation only since 1994 and has concentrated on developing its media and information platform and ITV system and on securing contracts to install and operate the ITV system on cruise ships. To date, SeaVision is operating its ITV system in only seven installations, and as a result, revenue generated by the ITV system has not been significant. Although SeaVision, SportsWave and KCG have had prior relationships, there can be no assurance that the Company will be able to integrate the businesses successfully. Because SeaVision has only a limited operating history and the Company has only a limited operating history as a combined entity, there can be no assurance that the Company will succeed in implementing its strategy for development and growth or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1995 and 1996 and, as of December 31, 1996, had an accumulated deficit of $11.3 million. SeaVision has recognized net losses since inception in 1994 primarily because of the limited revenue generated during its start-up phase. During the start-up phase, the Company has researched, developed and installed the only ITV system presently in use in the cruise industry, and has incurred substantial costs in doing so. The Company anticipates that it will continue to incur losses at least through 1997, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Risks Inherent in Development of New Products and Markets. The Company's strategy includes developing new applications for its interactive entertainment and media and information technologies and entering new markets. This strategy presents risks inherent in assessing the value of development opportunities, in committing capital in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience unexpected delays or setbacks in developing new applications of its technology. There can be no assurance that the Company's new products and applications will generate additional revenue for the Company or that the Company will successfully penetrate these additional markets.

     Dependence on Proprietary Technology; Absence of Patents.   The Company's
success is highly dependent upon its proprietary technology. The Company does not have patents on any of its technology and relies on a combination of copyright and trade secret laws and contractual restrictions to protect its technology. It is the Company's policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of its software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the Company's technology and proprietary information or independently to develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its technology. Any misappropriation of the Company's technology or proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. In such event, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims; discontinue the use of certain software codes or processes; develop non-infringing technology; or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending against any of these claims could have a material adverse effect on the Company's business, financial condition and results of operations.



     Risk of Technological Obsolescence. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company's continued success will depend in part upon its ability to identify promising emerging technologies and to develop, refine and introduce high quality services in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved equipment or software systems that could adversely affect the Company's business, financial condition and results of operations.

     Need for Management of Growth.   The Company's growth strategy will require
its management to conduct operations and respond to changes in technology and the market, while substantially expanding operations and personnel. If the Company's management is unable to manage growth effectively, its business, financial condition and results of operations will be materially adversely affected.

     Dependence on Key Personnel.   The Company's success is dependent on a
number of key management, research and operational personnel for the management of operations, development of new products and timely installation of its systems. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company has in place key person life insurance policies on certain of its key employees. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel and to engage non-employee consultants. There can be no assurance that the Company will be successful in attracting and retaining such personnel or contracting with such non-employee consultants.

     Dependence on Major League Sports.   The Company's sports marketing and
promotion business conducted through SportsWave is dependent on the success and continued popularity of major league sports. Factors which adversely affect major league sports could also adversely affect the Company's business and results of operations. For example, SportsWave's business was adversely impacted by the players' strike and owners' lockout during the 1994 and 1995 Major League Baseball seasons. There can be no assurance that there will be no strike or other event with a similar adverse impact in the future involving one or more of Major League Baseball, the National Football League, the National Basketball Association or the National Hockey League.

     Fluctuations in Operating Results.   The Company expects to experience
significant fluctuations in its future quarterly operating results that may be caused by many factors, including the seasonal aspects of SportsWave's business. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

     Potential Impact of Privacy Concerns.   One of the features of the
Company's ITV system is the ability to develop and maintain information regarding usage of the system by cruise ship passengers and other parties. The perception by the users of substantial security and privacy concerns, whether or not valid, may cause users to resist providing the personal information that might be useful for demographic purposes and may inhibit market acceptance and usage of the Company's video systems. In the event such concerns are not adequately addressed, the Company's business, financial condition and results of operations could be materially adversely affected.

     Competitive Market Conditions.   The market for interactive communications
and digital imaging is new, rapidly evolving and highly competitive. Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Government Regulation and Legal Uncertainties.   The Company is subject,
both directly or indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

Item 2 - Properties

     Allin Communications Corporation's principal executive offices are located at 300 Greentree Commons, 381 Mansfield Avenue, Pittsburgh, Pennsylvania 15220 in leased office space. This is also the location of the digital imaging and marketing programs segments of the business performed by PhotoWave and SportsWave, respectively. The interactive media and information platform and systems integration segments operated by SeaVision are located in leased office space in Miami, Florida. Consulting services are performed by Kent Consulting Group from leased office space in Oakland, California. During 1996, SeaVision, Inc. also maintained leased office space in Lisbon, Ohio. This lease terminated in January 1997 and personnel, furnishings and equipment from the Lisbon office were transferred to the Pittsburgh and Miami offices. All leased spaces were suitable and adequate to meet the organization's needs as of December 31, 1996. There were no encumbrances on any properties. All of the leased properties were fully utilized as of December 31, 1996. It is anticipated that in 1997 additional leased space will be added in Pittsburgh and that Kent Consulting Group will lease additional office space in San Jose, California. It is also anticipated that the Miami office of SeaVision will be moved to leased office space in Plantation, Florida in 1997.


Item 3 - Legal Proceedings

     The Company from time to time is involved in litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject.


Item 4 - Submission of Matters to a Vote of Security Holders

a) The stockholders of the Company acted by written consent (the "Written Consent") in lieu of a Joint Special Meeting of Stockholders dated October 10, 1996.

b)   Not applicable.

c) The Written Consent was signed by the holders of all of the 1,000 shares of common stock, par value $0.01 per share, of the Company (the "Common Stock") then outstanding and by the holders of all of the 25,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of the Company (the "Convertible Preferred Stock") then outstanding. The matter acted upon by the stockholders pursuant to the Written Consent was the authorization of amendments to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue to 20,000,000 and to effect a 2,400-for-one stock split of the then authorized Common Stock.

d)   Not applicable.

Part II


Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

     Allin Communications Corporation's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market in November 1996 under the symbol "ALLN". During the fourth quarter of 1996, the high and low closing prices per share of the Common Stock as reported by Nasdaq were $20 and $15, respectively. On March 26, 1997, there were approximately 96 record holders of the Common Stock.

     There have been no dividends declared on the Common Stock since the inception of the Company. Although there are no restrictions on Allin Communications Corporation's ability to declare dividends, the Company has no intention to do so during the near future.

     Two million shares of Common Stock were sold in the Company's initial public offering in November 1996 and 300,000 additional shares were sold in December 1996 in connection with the underwriter's exercise of its overallotment option.

Sales of Unregistered Securities

     All transactions listed below involved the issuance of equity securities of the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

     On August 16, 1996, in connection with the merger of SeaVision, Inc. with and into a wholly owned subsidiary of the Company, the Company issued an aggregate of 1,000 shares of its Common Stock.

     On August 16, 1996, the Company issued 25,000 shares of its Convertible Preferred Stock. The aggregate consideration paid for such shares was $1,000,000 in cash and the extinguishment of loans in the amount of $1,500,000. During the seven-month period beginning on May 6, 1997, each holder of such shares of Convertible Preferred Stock will have the right to convert all, but not less than all, of the shares of Convertible Preferred Stock then owned by such holder into shares of Common Stock at the rate of approximately 8.1 shares of Common Stock for each share of Convertible Preferred Stock. Cash payments will be made in lieu of the issuance of any fractional shares of Common Stock upon any such conversion.

     On November 6, 1996, in connection with the acquisition of Kent Consulting Group, Inc. by the Company, the Company issued 213,333 shares of its Common Stock to the sole shareholder of Kent Consulting Group, Inc.

     On November 6, 1996, the Company issued an aggregate of 244,066 shares of its Common Stock to five shareholders of the Company upon the conversion of $3,000,000 aggregate principal amount of notes held by such persons (the "Stockholder Loans").

Item 6 - Selected Financial Data

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

                            SELECTED FINANCIAL DATA
               (Dollars in thousands, except for per share data)

  The selected financial data for each of the periods ended December 31, 1994, 1995 and 1996 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company (Item
8), and "Management's Discussion and Analysis of Financial Condition and Results of Operations," (Item 7) included elsewhere in this Form 10K.

  SeaVision, Inc. elected to be treated as an S Corporation through July 22, 1996 and, as a result, the taxable loss has been reflected on the federal and state tax returns of the shareholders rather than the corporate returns through that date.


                                                         Period Ended December 31,
                                                  -------------------------------------
                                                     1994         1995         1996
                                                  -----------  -----------  -----------
Statement of Operations Data:
  Revenue...............................          $       --   $       44   $    1,344
  Cost of sales.........................                  --           10          818
                                                  ----------   ----------   ----------
  Gross profit..........................                  --           34          526
  Depreciation & amortization...........                   6          288        1,365
  Selling, general & administrative.....                 582        1,545        6,684
                                                  ----------   ----------   ----------
  Loss from operations..................                (588)      (1,799)      (7,523)
  Interest expense, net.................                  24          369          797
                                                  ----------   ----------   ----------
  Loss before income tax expense........                (612)      (2,168)      (8,320)
  Income tax expense....................                  --           --           27
                                                  ----------   ----------   ----------
  Net loss..............................                (612)      (2,168)      (8,347)
  Accretion and dividends on preferred stock              --           --          106
                                                  ----------   ----------   ----------
  Net loss applicable to common
   shareholders...........................        $     (612)  $   (2,168)  $   (8,453)
                                                  ==========   ==========   ==========
  Net loss per common share...............            $(0.24)      $(0.83)     $(2.81)
                                                  ==========   ==========   ==========
  Weighted average number of common
   and common equivalent shares                     2,603,385    2,603,385    3,008,498
   outstanding............................         ==========   ==========   ==========


                                                           As of December 31,
                                                           ------------------
                                                     1994         1995         1996
                                                  -----------  -----------  -----------
Balance Sheet Data:
  Working capital.......................          $       57   $   (1,493)  $   14,051
  Total assets..........................                 146        2,353       32,677
  Total liabilities.....................                 756        5,131        3,875
  Convertible, redeemable preferred                       --           --        2,480
   stock................................
 Stockholders' equity...................                (610)      (2,778)      26,322(1)


(1) Includes a charge of $661,000 related to the induced conversion of the Stockholder Loans into 244,066 shares of Common Stock.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, the words "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results and outcomes could differ materially as a result of such important factors including, among other things, the Company's limited operating history and uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit and dependence on its proprietary technology; the risks inherent in development of new products; competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating results, as well as other risks and uncertainties. See --"Special Note on Forward-Looking Statements" in Item 1.

Overview

     Allin Communications Corporation (the "Company") was formed in July 1996 to act as a holding company for five operating subsidiaries, which focus on particular aspects of the Company's business. SeaVision, Inc., an operating subsidiary, has been included in the full analysis of the years ended December 31, 1995 and 1996, and since inception for the period ended December 31, 1994. PhotoWave, Inc., an operating subsidiary, has been included in the analysis of the year ended December 31, 1996, including results of operations since inception in August 1996. Kent Consulting Group, Inc., Netright, Inc. and International Sports Marketing, Inc. (now SportsWave, Inc.), all operating subsidiaries, were acquired in November 1996, ISM and Netright through purchase,
and KCG through a merger.   Accordingly, their Balance Sheets and Results of
Operations, subsequent to acquisition, are included in the Consolidated Financial Statements of the Company as of December 31, 1996. Allin Holdings Corporation, an investment subsidiary, was formed in October 1996 and its Balance Sheet and Results of Operations, since inception, are included in the Consolidated Financial Statements as of December 31, 1996.

     SeaVision was formed in June 1994 and focuses on the travel and leisure industry. SeaVision became a subsidiary of the Company in August 1996 through a merger. Its operations to date have involved the development of an interactive media and information platform and the installation and operation of interactive television (ITV) systems in the international cruise industry. In addition, SeaVision is providing shipboard systems integration services under an agreement to install and operate a new television distribution and broadcast system aboard the Cunard Line Queen Elizabeth 2. Through December 31, 1996, SeaVision had completed installation of nine ITV systems on cruise ships with six systems having been activated by the cruise lines.

     PhotoWave was formed as a subsidiary of the Company in August 1996 to continue the development and marketing of the Company's digital imaging business.

     In November 1996, Kent Consulting Group, Inc. merged with and into a wholly owned subsidiary of the Company, which then changed its name to Kent Consulting Group, Inc. KCG currently generates revenue from fees under its contracts for software design and network solutions services. The Company anticipates that KCG will continue to generate revenue from providing such services to third party clients in addition to providing technical and creative support in the further development of the Company's other businesses. The Company intends to utilize KCG, which was responsible for much of the software design and programming for the Company's proprietary digital information and media platform, to strengthen the creative and technical foundation for the further development of the interactive media and information platform and its adaptation to new markets.

     SportsWave (formerly International Sports Marketing, Inc.), was acquired in November 1996. The Company intends to use its interactive media and information platform technology to expand the existing sports marketing capabilities of SportsWave's International Sports Marketing division. SportsWave currently generates revenue from payments under its contracts for the coordination of various events, including sports theme premiums, promotions, sales incentives, games, clinics and personal appearances by sports legends. In addition to

SportsWave's traditional sports marketing business, the Company is adapting its platform to offer interactive services for use in sports arenas and stadiums to enhance the impact of advertising messages.

     Netright sells computer hardware and software and was acquired primarily to support the operations of the Company through its purchasing capabilities and agreements with vendors. Netright's operations are not material to the Company as a whole.

     Allin Holdings Corporation was formed in October 1996 for the purpose of financial management of the Company's cash and short-term investments.


Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenue

     The Company's total revenue for the year ended December 31, 1996 increased to $1,344,000 from $44,000 for the year ended December 31, 1995. As of December 31, 1996, SeaVision had activated its ITV system on six cruise ships with an approximate annual passenger capacity of 553,000, based on their itineraries and passenger configurations at that time. At December 31, 1995, SeaVision had installed and activated its ITV system on two cruise ships with approximate annual passenger capacity of 151,000. Total revenue for SeaVision was $650,000 in 1996, including $195,000 from system integration contracts, as compared to total revenue for SeaVision of $44,000 in 1995, principally from ITV system related sources. For 1996 and 1995, revenue included $272,000 and $20,000, respectively, for pay-per-view movies and $165,000 and $23,000, respectively, for games of chance. PhotoWave in its first period of operation recognized $7,000 in revenue for 1996 from the sale of digital photography services. Sportswave, from the date of its acquisition in November 1996, recognized revenue of $233,000 from corporate marketing programs and player appearance fees. KCG, from the date of its acquisition in November 1996, realized revenue of $425,000 from software engineering and related service fees. Netright, from the date of its acquisition in November 1996, realized revenue of $29,000 from hardware and software sales.


Cost of Sales and Operating Expenses

     The Company's total cost of sales and operating expense for the year ended December 31, 1996 increased to $8,867,000 from $1,843,000 for the year ended December 31, 1995.

     For SeaVision, cost of sales for the year ended December 31, 1996 totaled $292,000, $117,000 of which related primarily to cost of sales for the video-on-demand module and $174,000 of which related to systems integration contracts. SeaVision's cost of sales for the year ended December 31, 1995 totaled $10,000 for ITV related expenses, primarily related to video-on-demand. Selling, general and administrative expenses during the year ended December 31, 1996 for SeaVision increased to $5.7 million from $1,883,000 for the year ended December 31, 1995. This increase is attributable primarily to the costs of additional personnel as the Company continued to move from the developmental stage to the implementation stage of its ITV system. A total of $939,000 was charged during 1996 to research and development expense for enhancements to SeaVision's media and information platform and ITV technology. Research and development expenditures during 1995 were capitalized. Depreciation and amortization expense for SeaVision in 1996 increased to $990,000 from $288,000 in 1995, principally as a result of the completed installation of additional ITV systems.

     PhotoWave's cost of sales were immaterial during the year ended December 31, 1996. PhotoWave incurred total selling, general & administrative expenses $429,000 in 1996, principally in personnel and other expenses related to the development of its digital photography platform.

     SportsWave, during the two months of operations following its acquisition by the Company, realized cost of sales of $173,000 and incurred total selling, general & administrative expenses of $217,000 related to its core sports marketing business. Included in this amount was depreciation expense of $7,000 and amortization expense of $20,000 related to the intangible assets acquired by the Company.

     KCG during the two months of operations following its acquisition by the Company, realized cost of sales of $332,000 and incurred total selling, general & administrative expenses of $428,000. Included in this amount was depreciation expense of $31,000 and amortization expense of $269,000 related to the intangible assets acquired by the Company.

     The Company also incurred selling, general & administrative expenses of $1,233,000 at the holding company level during the year ended December 31, 1996. This amount includes non-recurring charges of $661,000 resulting from the induced conversion of the Stockholder Loans into 244,066 shares of Common Stock, $100,000 for legal and accounting fees, including an accrual for year-end audit fees, and $315,000 for compensation, payroll taxes and benefits.

Loss from Operations

     The Company's increase in gross profit to $526,000 in 1996 from $34,000 in 1995 was offset by increases in selling, general and administrative expenses, including depreciation and amortization. The Company's operating loss increased to $7.5 million for the year ended December 31, 1996, from $1.8 million for the year ended December 31, 1995. This increase is attributable primarily to the costs of additional personnel as the Company continued to move from the developmental stage to the implementation stage of its media and information platform, ITV and digital imaging systems.

Net Interest Expense

      Net interest expense increased from $369,000 to $797,000 for the years ended December 31, 1995 and 1996, respectively. Net interest expense of $29,000 related to the Company's line of credit with National City Bank Line accrued during 1996 and was paid in 1997. For the year ended December 31, 1996, $323,000 of interest and guarantee fee expense was recorded relating to the borrowings under the Company's line of credit with National City Bank. A total of $1 million in accrued interest on the Stockholders Loans was paid in November 1996. Interest Income of $133,000 was realized in 1996, principally from short-term investments funded from the proceeds of the Company's initial public offering.

Net Loss

     The Company sustained a net loss of $8.3 million during the year-ended December 31, 1996, compared to a net loss of $2.2 million for 1995, as a result of the increased operating losses and interest expense discussed above.


Year Ended December 31, 1995 compared to Inception through December 31, 1994

  During the period from inception through December 31, 1994, SeaVision was in the development phase of its first ITV implementation. Because SeaVision did not complete installation of its first system on a ship until August 1995, it did not record revenue or direct expenses for the period ended December 31, 1994. Accordingly, a comparison of revenue and direct expenses for the year ended December 31, 1995 and the period ended December 31, 1994 is not meaningful.

  Revenue for the year ended December 31, 1995 was $44,000, primarily from pay-per-view movies and games of chance. Direct expenses for the year ended December 31, 1995 were $10,000, primarily representing costs of sales for pay-per-view movies. Selling, general and administrative expenses for the year ended December 31, 1995 increased to $1.8 million from $588,000 during the period ended December 31, 1994 as a result of additions to the staff and increased travel and other expenses as SeaVision entered the implementation phase for its ITV system. Depreciation and amortization expense increased to $288,000 during the year ended December 31, 1995 as compared to $6,000 for the period ended December 31, 1994 because the Company had not completed installation of ITV systems during the earlier period.

  The Company incurred an operating loss in the amount of $1.8 million for the year ended December 31, 1995, compared to an operating loss of $588,000 during the period ended December 31, 1994.

  Interest expense increased from $24,000 to $369,000 for the periods ended December 31, 1994 and 1995, respectively. All of the interest expense was accrued but unpaid during both periods and the increase reflected continued funding of the Company's operating losses by certain of its stockholders in the form of loans. The Company sustained a net loss of $2.2 million during the year ended December 31, 1995, compared to a net loss of $612,000 for the period ended December 31, 1994, as a result of the increased operating losses and interest expense discussed above.

Liquidity and Capital Resources

  From its organization in June 1994 through May 31, 1996, the working capital needs of the Company were funded through stockholder loans. On May 31, 1996, SeaVision entered into a line of credit with Integra Bank (now National City
Bank). The maximum amount of borrowing initially allowed under the line of credit was $5 million, all of which was outstanding as of September 30, 1996.
On October 28, 1996, the maximum amount of borrowing allowed under the line of credit was increased to $7.5 million. The amount outstanding at closing of the Company's initial public offering on November 6, 1996 was $6 million, which was repaid coincident with the closing of the offering. The initial funding under the line of credit occurred May 31, 1996 and was in the amount of $4.3 million, $3.6 million of which was used to repay a portion of the principal amount of stockholder loans. The Company was able to choose between two rates of interest at each funding date, the Prime Rate or the Euro-Rate (as defined in the Amended and restated Line of Credit Note dated October 28, 1996) plus one and one-half percent. The remaining amounts funded under the line of credit were used as general working capital in the operation of the Company. The line of credit expires on May 31, 1997 and was guaranteed by certain stockholders of the Company. The guarantors were entitled to a guarantee fee from the Company equal to the difference between 15% per annum and the rate which the Company is charged under the terms of the line of credit. There were no borrowings under the line of credit at December 31, 1996 and no advances are permitted under that agreement after that date. The Company is currently negotiating with National City Bank and two other banks to provide a line of credit in an amount at or greater than the line of credit described above. There are, however, no assurances that these negotiations will result in an extension of credit to the Company.

  On August 16, 1996 the Company issued an aggregate of 25,000 shares of Series A Convertible Redeemable Preferred Stock ("Convertible Preferred Stock") to Henry Posner, Jr., Thomas D. Wright, Richard W. Talarico, James C. Roddey, William C. Kavan and Mark Kottler, each of whom is also an officer, director and/or holder of Common Stock of the Company. Messrs. Kavan and Kottler converted stockholder loans aggregating $1.5 million for 15,000 shares of Convertible Preferred Stock. These converted shares are included in the total of 25,000 issued. The Company used the $2,450,000 net proceeds ($1.5 million was initially received in the form of stockholder loans) from the issuance of the Convertible Preferred Stock for general working capital purposes. The holders of Convertible Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cumulative quarterly dividends at the rate of eight percent per annum. For a seven month period beginning May 6, 1997, each holder of Convertible Preferred Stock will have the right to convert all, but not less than all, of the Convertible Preferred Stock then owned by such holder into shares of Common Stock at the rate of approximately 8.1 shares of Common Stock for each share of Convertible Preferred Stock. Shares of Convertible Preferred Stock not converted into Common Stock during the conversion period will remain outstanding until the earlier of the time such shares are redeemed by the Company or June 30, 2006 .

  The Company successfully completed its initial public stock offering in 1996, selling 2.3 million common shares. The Company realized $30,669,000, net of underwriting fees and related costs of the offering

     The Company recognized an operating loss during the year ended December 31, 1996, and the Company's business will require substantial capital investment on an ongoing basis to finance its expansion in the travel and leisure industry and for the implementation of its business plans for PhotoWave and the businesses acquired in November 1996. Capital expenditures were $6.6 million during the year ended December 31, 1996 compared to $1.5 million for 1995 and $16,000 in 1994. The Company expects to incur capital expenditures of approximately

$7.0 million for the year ending December 31, 1997. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending primarily upon the number of new contracts, if any, for installation of its ITV systems and shipboard systems integration entered into by the Company, the costs of such installations and the rate of implementation of the PhotoWave and SportsWave business plans. Additionally, any accelerated implementation of the Company's initiatives in the hotel and resort industry could require substantial capital investment for installation of the Company's media and information platform and ITV system. The Company is exploring various alternative sources of capital to fund needs in the hotel and resort industry including sale of hardware, licensing of software and other forms of investment participation with customers and suppliers.

  The Company believes that the net proceeds from its initial public stock offering, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 24 months. If cash generated by operations, together with the net proceeds of the offering, are insufficient to satisfy the Company's cash requirement, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurance can be given that the Company could obtain such financing. If such financing alternatives were not available, the Company would revise its capital expenditure plans accordingly. Any sale of additional equity or convertible debt securities would result in dilution to the Company's stockholders.

Effect of Recently Issued Accounting Standards

  Financial Accounting Standards Board Statement No.128, "Earnings Per Share" ("SFAS No. 128") was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share ("EPS") data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

  Financial Accounting Standards Board Statement No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") was issued in February 1997 and is effective for period ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding the entity's capital structure. SFAS No. 129 will specify the disclosures, for all companies, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1997 and does not anticipate that the statement will have a significant impact on its disclosure.

Item 8 - Financial Statements and Supplementary Data

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                  (Dollars in thousands)


                                                                                   December 31,         December 31,
                                                                                       1995                 1996
                                                                                  ---------------     ----------------

             ASSETS

             Current assets:
                  Cash and cash equivalents                                      $           193      $        16,227
                  Accounts receivable                                                         43                1,169
                  Inventory                                                                  ---                   53
                  Prepaid expenses                                                             9                  477
                                                                                  ---------------     ----------------
                         Total current assets                                                245               17,926

                  Property and equipment, at cost:
                  Leasehold improvements                                                      42                   48
                  Furniture and equipment                                                    189                1,227
                  On-board equipment                                                       1,313                4,312
                  Construction-in-progress                                                    ---               2,329
                                                                                  ---------------     ----------------
                                                                                           1,544                7,916
                  Less--accumulated depreciation                                            (153)                (911)
                                                                                  ---------------     ----------------
                                                                                           1,391                7,005

                  Assets held for resale                                                      ---                 624
                  Other assets, net of accumulated amortization of
                     $141 and $728                                                            717                7,122
                                                                                  ---------------     ----------------

             Total assets                                                         $         2,353      $        32,677
                                                                                  ===============      ===============



             LIABILITIES AND SHAREHOLDERS' EQUITY

             Current liabilities:
                  Notes payable                                                   $           ---      $            69
                  Shareholder notes payable                                                 1,493                 ---
                  Accounts payable                                                            152                1,768
                  Accrued liabilities:
                         Compensation and payroll taxes                                      ---                   233
                         Other                                                                 93                  601
                  Deferred revenues                                                          ---                   509
                  Customer deposits                                                          ---                   695
                                                                                  ---------------     ----------------
                         Total current liabilities                                          1,738                3,875

             Long-term liabilities:
                  Accrued interest                                                            393                  ---
                  Shareholder notes payable                                                 3,000                  ---

             Series A convertible, redeemable preferred stock, par
                  value $.01 per share - authorized 100,000 shares
                  issued and outstanding 25,000 shares                                        ---                2,480

             Shareholder's equity:
                  Common stock, par value $.01 per share - authorized
                         20,000,000 shares, issued and outstanding
                         2,400,000 and 5,184,067 shares, respectively                          ---                  52
                  Additional paid-in-capital                                                    2               37,905
                  Deferred compensation                                                        ---                (377)
                  Retained deficit                                                         (2,780)             (11,258)
                                                                                  ---------------     ----------------
             Total shareholders' equity                                                    (2,778)              26,322
                                                                                  ---------------     ----------------
             Total liabilities and shareholders' equity                           $         2,353      $        32,677
                                                                                  ===============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                  (Dollars in thousands, except per share data)


                                                                   Period                Year                  Year
                                                                   Ended                Ended                 Ended
                                                                December 31,         December 31,          December 31,
                                                                    1994                 1995                  1996
                                                              ----------------     ----------------      -----------------
Revenue                                                       $      ---           $             44      $          1,344
Cost of sales                                                        ---                         10                   818
                                                              ----------------     ----------------      -----------------

Gross profit                                                         ---                         34                   526

Selling, general & administrative                                          588                1,833                 8,049
                                                              ----------------     ----------------      -----------------

Loss from operations                                                     (588)              (1,799)                (7,523)

Interest expense, net                                                      24                  369                    797
                                                              ----------------     ----------------      -----------------

Loss before income tax expense                                           (612)              (2,168)                (8,320)

Income tax expense                                                   ---                  ---                          27
                                                              ----------------     ----------------      -----------------

Net loss                                                                 (612)              (2,168)                (8,347)

Accretion and dividends on preferred stock                           ---                  ---                         106
                                                              ----------------     ----------------      -----------------

Net loss applicable to common shareholders                     $         (612)      $        (2,168)      $        (8,453)
                                                               ===============      ===============       ================

Net loss per common share                                      $        (0.24)      $         (0.83)      $         (2.81)
                                                               ===============      ===============       ================

Weighted average common and common equivalent
             shares outstanding during the period                   2,603,385             2,603,385             3,008,498
                                                               ---------------      ---------------      -----------------



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                  (Dollars in thousands)


                                                                   Common        Stock            Additional
                                                             ------------------------------         Paid-In         Deferred
                                                                 Shares         Par Value           Capital       Compensation
                                                             -------------     ------------      ------------   ---------------

Balance, June 8, 1994                                             ---          $     ---         $     ---      $     ---

   Issuance of common stock                                     2,400,000            ---                    2         ---
   Net loss                                                       ---                ---               ---            ---
                                                              -----------      -------------     ------------   ---------------

Balance, December 31, 1994                                      2,400,000      $    ---          $          2   $     ---

   Net loss                                                       ---               ---                ---            ---
                                                              -----------      -------------     ------------   ---------------

Balance, December 31, 1995                                      2,400,000      $    ---          $          2   $     ---

   Initial Capitalization (Note 1)                                 ---                    24                1         ---
   Net proceeds from issuance of common stock in initial
        public offering                                         2,300,000                 23           30,646         ---
   Conversion of shareholder notes payable to common
        stock                                                     244,066                  3            3,658         ---
   Issuance of common stock in acquisition                        213,333                  2            3,198         ---
   Issuance of restricted common stock                             26,668           ---                   400              (400)
   Amortization of deferred compensation                            ---             ---                ---                   23
   Accretion of Series A convertible, redeemable
        preferred stock                                             ---             ---                ---            ---
   Accrual of dividends on Series A convertible,
        redeemable preferred stock                                  ---             ---                ---            ---
   Net loss                                                         ---             ---                ---            ---
                                                              -----------      -------------     ------------   ---------------

Balance December 31, 1996                                       5,184,067      $          52     $    37,905      $        (377)
                                                              ===========      =============     ===========      =============

                                                                                     Total
                                                                  Retained        Shareholders
                                                                  Deficit           Equity
                                                               ------------       ------------

Balance, June 8, 1994                                          $    ---           $    ---

   Issuance of common stock                                         ---                      2
   Net loss                                                           (612)               (612)
                                                               -----------        ------------

Balance, December 31, 1994                                     $      (612)       $       (610)

   Net loss                                                         (2,168)             (2,168)
                                                               -----------        ------------
Balance, December 31, 1995                                     $    (2,780)       $     (2,778)

   Initial Capitalization (Note 1)                                     (25)            ---
   Net proceeds from issuance of common stock in initial
        public offering                                             ---                 30,669
   Conversion of shareholder notes payable to common
        stock                                                       ---                  3,661
   Issuance of common stock in acquisition                          ---                  3,200
   Issuance of restricted common stock                              ---                ---
   Amortization of deferred compensation                            ---                     23
   Accretion of Series A convertible, redeemable
        preferred stock                                                (30)                (30)
   Accrual of dividends on Series A convertible,
        redeemable preferred stock                                     (76)                (76)
   Net loss                                                         (8,347)             (8,347)
                                                               -----------        ------------

Balance December 31, 1996                                      $   (11,258)       $     26,322
                                                               ===========        ============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Dollars in thousands)


                                                                                   Period                Year              Year
                                                                                   Ended                Ended              Ended
                                                                                 December 31          December 31       December 31
                                                                                    1994                 1995               1996
                                                                                 -----------          -----------       -----------
Cash flows from operating activities:
             Net loss                                                            $      (612)         $    (2,168)       $   (8,347)
             Adjustments to reconcile net loss to net cash flows
                from operating activities:
                  Depreciation and amortization                                            6                  288             1,370
                  Accrued interest on shareholder notes payable                           24                  369            ---
                  Premium on conversion of shareholder notes payable
                         to common stock                                               ---                  ---                 661
                  Amortization of deferred compensation                                ---                  ---                  23
             Changes in certain assets and liabilities:
                  Accounts receivable                                                  ---                    (43)               88
                  Inventory                                                            ---                  ---                 (53)
                  Prepaid expenses                                                       (26)                  17              (241)
                  Software development costs                                           ---                   (753)             (216)
                  Other assets                                                           (77)                 (28)           ---
                  Accounts payable                                                         2                  150             1,254
                  Accrued liabilities                                                  ---                     93               34
                  Deferred revenues                                                    ---                  ---                 59
                  Customer deposits                                                    ---                  ---                695
                                                                                 -----------          -----------        ---------
                Net cash flows from operating activities                                (683)              (2,075)          (4,673)
                                                                                 -----------          -----------        ---------

Cash flows from investing activities:
             Capital expenditures                                                        (16)              (1,528)          (6,610)
             Acquisition of subsidiaries                                               ---                  ---             (3,921)
                                                                                 -----------          -----------        ---------
                Net cash flows from investing activities                                 (16)              (1,528)         (10,531)
                                                                                 -----------          -----------        ----------

Cash flows from financing activities:
             Borrowings under shareholder notes payable                                  730                3,763            3,628
             Payments on shareholder notes payable                                     ---                  ---             (3,621)
             Payments of accrued interest on shareholder notes payable                 ---                  ---               (393)
             Issuance of common stock                                                      2                ---             30,669
             Issuance of preferred stock                                               ---                  ---                950
             Borrowings under notes payable                                            ---                  ---                 10
             Payments on notes payable                                                 ---                  ---                 (5)
                                                                                 -----------         ------------       ----------
                Net cash flows from financing activities                                 732                3,763           31,238
                                                                                 -----------         ------------       ----------

Net change in cash and cash equivalents                                                   33                  160            16,034
Cash and cash equivalents, beginning of period                                         ---                     33               193
                                                                                 -----------         ------------         ---------
Cash and cash equivalents, end of period                                         $        33         $        193       $    16,227
                                                                                 ===========         ============       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Nature of Operations:

  Allin Communications Corporation (ACC or the Company) was formed as a wholly owned subsidiary of SeaVision, Inc. (SeaVision) on July 23, 1996. Effective August 16, 1996, ACC consummated a transaction pursuant to an agreement whereby SeaVision became a wholly owned subsidiary of ACC. Prior to this date, ACC had no operations. SeaVision was formed on June 8, 1994 for the purpose of designing, developing, selling and installing interactive entertainment and communications systems for cruise ships. Revenue is derived from passengers aboard the cruise ships through usage of pay-per-view, gaming and video shopping services. Revenue is also derived from the cruise lines from sales of and services related to shipboard communications systems. During 1995 and 1996, SeaVision completed installation of and the respective cruise lines activated two and four, respectively, interactive systems on cruise ships.

  PhotoWave, Inc. (PhotoWave) was formed as a wholly owned subsidiary of ACC on August 15, 1996 for the purpose of developing and marketing digital imaging applications and services. PhotoWave generates revenue from user fees and transaction fees charged to individuals and businesses utilizing the Company's package of digital imaging services.

  All of the outstanding stock of International Sports Marketing, Inc. (ISM) was acquired by ACC on November 6, 1996 and the name of the corporation was changed to SportsWave, Inc. (SportsWave). SportsWave continued to operate a division under the ISM name. SportsWave currently generates revenue under its contracts for the coordination of various events, including sports-themed premiums, promotions, sales incentives, games, clinics and personal appearances by athletes. ACC anticipates that SportsWave will continue to generate revenue from
ISM's traditional sports marketing business.   SportsWave is also developing
applications for portable interactive television systems at sports related venues.

  In November 1996, Kent Consulting Group, Inc. (KCG) merged with and into a wholly owned subsidiary of the Company, Kent Acquisition Corporation, which then changed its name to Kent Consulting Group, Inc. KCG generates revenue from fees under its contracts for software design and network solutions services. In addition to providing such services to third party clients, KCG also provides technical and creative support in the further development of the SeaVision's digital platform and PhotoWave's digital photography applications.

  ACC also acquired all of the outstanding stock of Netright, Inc. (Netright) on November 6, 1996. Netright generates revenue from sales of computer related hardware and software.

  Allin Holdings Corporation (AHC) was formed as a wholly owned subsidiary of ACC on October 21, 1996. AHC provides treasury management services to ACC and its subsidiaries.

  The Company is subject to a number of risks, including its limited operating history and uncertainty as to future profitability; history of net losses, accumulated deficit and dependence on its proprietary technology; development of new products; competition in its current and future lines of business; management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating results.

2.   Summary of Significant Accounting Policies:

  The following is a summary of the significant accounting policies affecting the consolidated financial statements of ACC.

 Principals of Consolidation

  The consolidated financial statements include the accounts of ACC and its subsidiaries. ACC is the sole shareholder of all of its subsidiaries. It is ACC's policy to consolidate all majority-owned subsidiaries where ACC has control. All significant intercompany accounts and transactions have been eliminated.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

  The consolidated financial statements for the period ended December 31, 1996 include the financial position and results of operations of ACC, SeaVision, PhotoWave, SportsWave, KCG, Netright and AHC for the portion of 1996 for which the company had operations or that was subsequent to acquisition. The prior periods presented reflect solely the financial postion and results of operations of SeaVision.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all certificates of deposit with an original maturity of three months or less and money market funds to be cash equivalents.

 Accounts Receivable and Revenue Recognition

  Revenue and related costs are recognized when the services or products are rendered for usage of interactive television systems under cruise line contracts, marketing and promotional services, software and network consulting and equipment sales. SeaVision recognizes revenue from sales of shipboard communications systems upon completion of system installation.

  SportsWave recognizes revenues from events and appearances when earned. Revenue received in advance is recorded as deferred revenues in the accompanying consolidated balance sheet and will be recognized in the next fiscal year.

  As of December 31, 1996, two significant customers comprised 22% and 14%, respectively, of ACC's accounts receivable. Four significant customers accounted for 20%, 13%, 13%, and 12%, respectively, of ACC's 1996 revenues. Two significant customers accounted for all of 1995 revenues.

 Inventory

  Inventory, consisting principally of computer system hardware, components and technical supplies, is stated at the lower of cost (determined on the first-in, first-out method) or market.

 Property and Equipment

  Property and equipment are recorded at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. In the year of acquisition, the Company takes a full year of depreciation if the asset was purchased in the first six months of the year, and half a year of depreciation if the asset was purchased in the last six months of the year. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs which do not extend the lives of the applicable assets are charged to expense as incurred, while renewals and betterments that materially extend the lives of the applicable assets are capitalized and depreciated.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

 Assets Held for Resale

  Assets held for resale consist of equipment installed on certain ships either completed or in-process as of year-end that will be sold to their respective cruise lines during the next fiscal year.

 Other Assets

  Certain expenditures related to the organization and start-up of the Company and certain of its subsidiaries have been capitalized in the accompanying consolidated financial statements. Organizational and start-up costs included in this balance are being amortized over a five-year period.

  Costs of software development are capitalized subsequent to the project achieving technological feasibility and prior to market introduction. Prior to the project achieving technological feasibility and after market introduction, development costs are expensed as incurred. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a product-by-product basis over a three-year period. Software development expense was approximately $173,000, $216,000 and $949,000 for the periods ended December 31, 1994, 1995, and 1996, respectively.

  Other intangible assets include values assigned in recording the acquisitions of ISM and KCG under Accounting Principals Board Opinion No. 16, "Accounting for Business Combinations" (APB No. 16). Portions of the purchase price for ISM have been attributed to the Major League Alumni Marketing Agreement, assembled work force, customer list, tradename and goodwill, with useful lives of twenty, seven, five, forty and twenty years, respectively. Portions of the purchase price for KCG have been attributed to an employment agreement, assembled work force, customer list, tradename and goodwill, with useful lives of two, seven, five, forty and seven years, respectively. Other intangible asset balances were recorded based on appraised values and are being amortized on a straight line basis over their respective estimated economic useful lives.

 Advertising and Promotional

  Expenditures for advertising and promotion were approximately $262,000 and $420,000, respectively, for the periods ended December 31, 1995 and 1996. Such expenditures were insignificant for the period ended December 31, 1994. Expenditures for advertising and promotions are expensed as incurred.

 Income Taxes

  The shareholders of SeaVision had elected to file under Subchapter S for both state and federal income tax purposes prior to July 23, 1996. Accordingly, no provision for income taxes has been reflected in the financial statements through that date as the taxable income or loss is reflected on the individual income tax returns of the shareholders. Certain events, including the transactions described in Note 1, have automatically terminated the S corporation status of SeaVision as of July 22, 1996. Income earned subsequent to the termination of SeaVision's S corporation status will be subject to federal and state income taxes at the corporate level.

  ACC will file federal corporate income tax returns on a consolidated basis for 1996, including the results of operations of the various entities from their incorporation dates, dates of termination of S corporation status, or dates of acquisition, as appropriate. Required state filings will be on a consolidated or individual company basis as appropriate for the applicable time periods.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

  ACC records current and deferred provisions for federal and state income tax and deferred tax assets and liabilities, as appropriate, in accordance with the requirements of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109). Valuation allowances will reduce deferred tax assets recorded if there is material uncertainty as to the ultimate realization of the deferred tax benefits.

 Financial Instruments

  It was not practicable to estimate the fair value of the shareholder notes payable reflected on the Balance Sheet as of December 31, 1995. These notes were reflected at their outstanding face value, excluding unpaid interest accrued at 15% annually. As no ready market existed for these instruments, comparable instruments available from outside SeaVision were not available.

  All shareholder notes have been either repaid, converted to Series A Convertible Redeemable Preferred Stock or converted to common stock during 1996. Accrued interest on shareholder notes payable was paid in 1996.

  All other financial instruments are classified as current and will be utilized within the next operating cycle.

 Earnings Per Share

  Earnings per share (EPS) have been computed using the weighted average number of common and common equivalent shares outstanding during the period. When the effect is dilutive, common equivalent shares include the options for both the primary and fully diluted computations calculated using the treasury stock method. For all periods presented, the weighted average number of common and common equivalent shares include the effect of the conversion of the convertible preferred stock issued within one year of the initial public offering. Fully diluted EPS is presented when it differs by more than three percent.

 Recently Issued Accounting Standards

  Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This statement requires that impairment losses on long-lived assets be recognized when the book value of the asset exceeds its expected undiscounted cash flows. ACC adopted SFAS No. 121 on January 1, 1996, and adoption at that time did not have a material impact on the Company's financial position or results of operations.

  The Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) was issued in October 1995. This statement establishes a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans, such as the plan established as of October 25, 1996. SFAS No. 123 provides for adoption in the income statement or through disclosure only. ACC accounts for stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) as permitted by SFAS No. 123, but has provided the disclosure in the notes to the financial statements. See Note 5.

 Supplemental Disclosure of Cash Flow Information

  There were no cash payments for income taxes during the periods presented. Cash payments for interest were approximately $1,123,000 during the year ended December 31, 1996.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

  The noncash investing and financing activities for the year ended December 31, 1996 are as follows:


     Issuance of common stock in           $3,200,000
      connection with acquisition of KCG
     Conversion of shareholder notes        3,000,000
      payable to common stock
     Conversion of shareholder notes        1,500,000
      payable to preferred stock
     Grant of restricted shares               400,000


3.  Initial Public Offering and Other Equity Transactions

  On November 6, 1996, ACC closed its initial public offering of 2,000,000 shares of common stock at a price of $15 per share. ACC received total net proceeds, after deduction of expenses payable and underwriting discounts, of approximately $27 million. On the closing date, ACC used a portion of the proceeds to repay outstanding borrowings under its line of credit, to pay accrued interest under the shareholder notes payable, and for the acquisitions described in Note 6.

  Coincident with the closing of the initial public offering, $3,000,000 of shareholder notes payable were converted into 244,066 shares of common stock at a conversion rate of $12.29 per share. A charge of approximately $661,000 has been reflected in the financial statements for the difference between the conversion rate and the initial public offering price.

  A total of 213,333 shares of common stock were issued as part of the acquisition consideration for KCG, also on November 6, 1996. Additionally, 26,668 restricted shares of common stock were issued to employees and associates of KCG. The shares will vest three years after date of grant. KCG has recorded deferred compensation for the restricted shares and will record amortization over three years on a straight line basis.

  On December 4, 1996, the underwriters of the initial public offering closed on their exercise of their over-allotment option and purchased 300,000 additional shares of common stock under the same terms as the initial public offering. Net proceeds received were approximately $4.2 million.

  A stock split of 2,400 shares for each common share outstanding occurred in October 1996. The split has been reflected retroactively in the accompanying consolidated financial statements.


4.  Series A Convertible Redeemable Preferred Stock

  At December 31, 1996, ACC has issued and outstanding 25,000 shares of Series A Convertible Redeemable Preferred Stock having a liquidation value of $100 per share. The holders of the preferred shares are entitled to receive cumulative quarterly dividends, when and as declared by the Board of Directors, at the rate of 8% of the liquidation value thereof per annum. The 25,000 shares issued are convertible into an aggregate of 203,385 common shares, an approximate $12.29 per common share conversion rate, at the option of the holder, not earlier than six months after the date of the closing of ACC's initial public offering. Holders of preferred shares may convert to common stock at any time between six and thirteen months after the closing of ACC's initial public offering. In connection with, and upon such conversion, the holders will have no right to receive any accrued and unpaid dividends. After the expiration of the conversion period, preferred shares may not be converted into common shares. Preferred stock is redeemable by ACC at any time after the conversion period but prior to maturity. Preferred Stock will mature June 30, 2006, unless converted or redeemed earlier.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

  The aggregate value of the preferred shares issued, $2,500,000, was recorded net of $50,000 to reflect transaction costs related to the preferred stock issuance. As of December 31, 1996, $30,000 of accretion has been recorded related to the transaction costs. Accretion will continue at the rate of $5,000 per month from January to April 1997. Any conversion of preferred stock to common shares will result in a charge to retained earnings equal to the difference between market and conversion prices times the number of shares converted.


5.  Stock Based Compensation and Restricted Stock Award

  On October 25, 1996, ACC adopted the "1996 Stock Plan" (the Plan) for executive management, non-employee directors, employees and consultants of ACC and its subsidiaries. The plan provides for the issuance of up to 266,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units. Awards are based on the market value at the date of the grant.

  During November 1996, ACC awarded options for 202,550 common shares under the Plan. The options are exercisable based on market prices at the grant dates and will vest at 20% of the award per year for five years on the anniversaries of the grant date, except for 21,000 options which vested on grant date. Approximately 98% of the options were awarded with grant dates and option prices as of the initial public offering. The right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to ACC or a subsidiary for any reason, except for 21,000 shares which do not include an early expiration
provision.   ACC also granted 26,668 restricted shares under the Plan to employees and consultants of KCG during November 1996. The restricted shares will vest three years after grant date.

  SFAS No. 123 establishes a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 provides for adoption in the income statement or through disclosure only. ACC has elected to account for stock-based compensation plans under APB No. 25, as permitted by SFAS No. 123. Had compensation costs for the Plan been determined consistent with SFAS No. 123, the pro forma effect on net income and earnings per share during fiscal year 1996 would have been insignificant. Among other things, the SFAS No. 123 computation assumes the recognition of compensation expense on a straight-line basis for the two month period ended December 31, 1996.

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996.


Risk free interest rate       6.2 %
Expected dividend yield       0.0 %
Expected life of options    6 yrs.
Expected volatility rate     48.0 %


                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES


Summary of Stock Options
------------------------

Outstanding at December 31, 1995                            ---

Granted                                                   202,550
Forfeitures                                                 ---
Exercised                                                   ---
                                                        ---------
Outstanding at December 31, 1996                          202,550
                                                        =========


Options exercisable at December 31, 1996                   21,000

Weighted average fair value of options
granted during the year                                     $8.19


There were 36,782 shares reserved for future grants under the Plan at December 31, 1996. See Note 12 for information regarding 1996 Stock Plan options awarded subsequent to December 31, 1996.


6.  Acquisitions

  Coincident with the closing of the initial public offering, ACC closed an agreement for acquisition of all issued and outstanding shares of ISM, an entity in which certain shareholders of ACC had an ownership interest. The acquisition provided for cash payments of $2.4 million upon closing and contingent payments up to $2.4 million based upon future operating income. The acquisition price has been allocated to the Major League Alumni Marketing Agreement, assembled work force, customer list, tradename, goodwill and other net assets of ISM. ISM's name has been changed to SportsWave, Inc.

  An agreement was closed coincident with the initial public offering providing for the merger of KCG into Kent Acquisition Corp., a wholly owned subsidiary of ACC with no previous history of operations. Following the merger, the subsidiary changed its name to Kent Consulting Group, Inc. and carries on KCG's operations. The consideration included $2.0 million in cash and $3.2 million in ACC common stock, valued at the initial public offering price of $15 per share. The agreement also provides for contingent payments up to $2.8 million based upon future operating income. The acquisition price has been allocated to an employment agreement, assembled work force, customer list, tradename, goodwill and other net assets of KCG.

  ACC also acquired all of the issued and outstanding shares of Netright, as of the initial public offering date, for a nominal price of $1. Netright had previously been owned by the same individual as KCG. Netright's net assets and results of operations are considered to be immaterial to the consolidated balance sheets and results of operations.

  These acquisitions were accounted for using the purchase method.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued

7.   Other Assets:



     Other assets consist of the following:



                                                     December 31,
                                                ---------------------
                                                  1995        1996
                                                --------   ----------
     Software development costs, net of
     accumulated amortization of
     $125,542 and $414,485...................   $627,710   $ 535,249

     Organizational and start-up costs, net
     of accumulated amortization of
     $14,976 and $24,782.....................     34,050      24,523

     Employment agreement, net of
     accumulated amortization of  $-0- and
     $223,333................................        ---   2,456,667

     Major League Alumni Marketing
     Agreement, net of accumulated
     amortization of  $-0- and
     $1,042..................................        ---     123,958

     Assembled work force of acquired
     entities, net of accumulated
     amortization of $-0- and
     $2,691..................................        ---     110,309

     Customer lists of acquired entities,
     net of accumulated amortization of $-0-
     and $6,500..............................        ---     188,500

     Tradenames of acquired entities , net
     of accumulated amortization of $-0- and
     $1,069..................................        ---     255,529

     Goodwill, net of accumulated
     amortization of $-0- and
     $53,422.................................        ---   3,334,121

     Long term loan
     receivable..............................        ---      42,951

     Other assets, net of accumulated             55,615      50,205
     amortization of $534 and $944...........   --------  ----------
                                                $717,375  $7,122,012
                                                ========  ==========

     Other assets included in the table above include $25,000 for a software license utilized in connection with the shipboard interactive systems. Upon completion of an additional shipboard system, this amount will be transferred to onboard equipment. Also included is $20,000 for software licenses related to shipboard digital photography systems. Once these systems are further developed for installation on all ships, the license value will be amortized over its remaining life.

8.   Line of Credit and Notes Payable:

  SeaVision entered into a financing agreement with a bank on May 31, 1996 which provided for a line of credit that permitted maximum allowable borrowings of $5 million. Borrowings bear interest at either prime or Euro-rate plus 1-1/2% and are payable upon demand. Line of credit availability was increased to $7.5 million on October 28, 1996. The outstanding balance on the line of credit, $6 million, was repaid coincident with the closing of ACC's initial public offering on November 6, 1996, utilizing proceeds from the offering. The maturity date of the line of credit is May 31, 1997, and borrowings are guaranteed by certain shareholders of ACC (See Note 11). Under the terms of the agreement, no advances are permitted on the line subsequent to December 31, 1996. There was no balance outstanding on the line at December 31, 1996.

  SeaVision recorded a note payable to a vendor for the purchase of a telephone system during January 1996 for approximately $10,000. The note bears interest at 13% and is payable over twenty-four months. The balance outstanding at December 31, 1996 is approximately $5,000. In addition, Netright has a note payable to a shareholder of ACC (See Note 11).

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued

9. License and Royalty Agreements:

 License Agreements

  SeaVision has an agreement with a vendor which provides for a software license fee of $25,000 per installation and includes specified prices for various hardware components. This agreement expires in October 1999, and payments for license fees under this arrangement were $25,000, $75,000 and $75,000 for the periods ended December 31, 1994, 1995 and 1996, respectively. These fees are included with on-board equipment upon installation of the interactive systems. See Note 7.

  SportsWave has a license agreement with Major League Alumni Marketing, Inc.
(MLAM), a wholly owned subsidiary of the Major League Players Alumni Association, which provides SportsWave with certain exclusive rights and provides for, among other things, royalty payments based upon a specified percentage of its Annual Gross Revenues, as defined, related to the use, exploitation, and sublicensing of the rights acquired from MLAM. Royalties paid to MLAM were $20,000 during the portion of 1996 subsequent to ACC's acquisition of ISM. As of December 31, 1996, the future minimum commitment under the agreement is $240,000. The current expiration date of the agreement is December 31, 1998. The agreement contains automatic renewal options for successive two-year periods until termination, which may be accomplished by either party providing written notice of termination at least one year prior to the expiration of the then current term. The agreement may also be terminated by either party in the event a material breach of the agreement remains unresolved for sixty days following written notice.

 Royalty Agreements

  The contracts with the cruise lines provide for specified royalty payments based upon adjusted gross revenue, as defined in the respective agreements. These royalty payments are adjusted upon reaching specified milestones for cumulative revenue generated by the interactive systems installations. Royalty expenses of approximately $2,000, and $16,000 are included with selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1995, and 1996, respectively.


10.  Income Taxes

  ACC accounts for income taxes in accordance with the provisions of SFAS No.
109. As discussed in Note 2, SeaVision elected Subchapter S corporation status for income tax purposes. Accordingly, the income of SeaVision was reported on the individual income tax returns of its shareholders. The financial statements, therefore, do not include a provision for income taxes prior to the change in status.

  The components of the deferred tax assets and liabilities, as of December 31, 1996, are as follows:


      Assets (liabilities)
     (Dollars in thousands)
Net operating loss carryforward    $ 2,191
Prepayments                            368
Intangible asset differences           (68)
Restricted stock grant                   9

Valuation allowance                 (2,500)
                                 ---------

Net deferred income taxes          $  ---
                                 =========

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

  As of December 31, 1996, ACC had available for federal and state income tax purposes, net operating loss carry forwards from 1996 of approximately $5,500,000 which are scheduled to expire in 2011.

  The realization of the above tax benefit depends on ACC's ability to generate future taxable income. ACC has established a valuation allowance to offset this deferred tax benefit.

  The fiscal 1996 income tax provision consists of currently payable state income taxes.


11. Related Party Transactions:

 Shareholder Notes Payable

  These obligations represented numerous individual notes due to certain shareholders, each with an original three-year maturity. These notes bore interest at 15%, payable at maturity, and had scheduled original maturity at various dates from July 1997 through December 1998. Repayment of a portion of the notes of approximately $3.6 million was made in connection with SeaVision's
initial draw on its line of credit entered into on May 31, 1996.   Borrowings
under this line of credit were guaranteed by certain shareholders for which they have received a guarantee fee equal to the difference between the 15% accrued under the shareholder notes payable and the rate accrued on borrowings under this line of credit.

  During August 1996, notes due to two shareholders, in the aggregate amount of $1.5 million were converted to Series A Convertible Redeemable Preferred Stock. See Note 4.

  Shareholder notes payable in the aggregate amount of $3.0 million were converted into 244,066 shares of Common Stock, effective in November 1996 upon the closing of ACC's initial public offering.

  Netright has a note payable due to a shareholder of ACC of approximately $64,000 at December 31, 1996.

 Management Services

  Certain shareholders of ACC own interests in three separate entities which perform installation, marketing, consulting and administrative services and made purchases for ACC and its subsidiaries. Fees related to these services and reimbursements for expenditures incurred on behalf of ACC and its subsidiaries were approximately as follows:


   Period Ended        Fees    Reimbursements
-------------------  --------  --------------
December 31, 1994    $343,000      $  287,000
December 31, 1995     644,000       1,668,000
December 31, 1996     232,000         419,000


  During 1996, ACC hired a management team that reduced its need for the services provided by these entities. Accordingly, the fees and reimbursements paid under these arrangements have declined. Management agreements with two of the entities were terminated in July 1996. The third management agreement was converted into a lease agreement effective August 1, 1996. The lease agreement included the rental of office space and certain administrative services to be provided to SeaVision. This agreement provides for monthly fees of $3,700 and was terminable by either party upon 30 days notification. Rental expense under this agreement was approximately $15,000 in 1996. The agreement was terminated effective January 31, 1997.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

  ACC leases office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $78,000 for the year ended December 31, 1996. The office lease expired on December 31, 1996. ACC is currently negotiating lease terms and conditions for a long term lease of office space in the same building.

  PhotoWave sublet office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $12,000 during the year ended December 31, 1996. The term of the sublet arrangement was on a month by month basis and was terminated in March 1997.

  SportsWave received consulting and administrative services under an arrangement with an entity in which certain ACC shareholders maintain ownership interests. Fees related to these services totalled $10,000 during the period for which SportsWave's results of operations are included in the consolidated statements of operations. This arrangement was terminated in December 1996.

  SportsWave leases office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $13,000 during the period from acquisition to December 31, 1996. The office lease expires on June 30, 1997, with commitments for rental payments of approximately $40,000 in 1997.

 Professional Services

  A shareholder of ACC is a member in an entity which performs legal services for ACC and its subsidiaries. Fees for these services were approximately $25,000, $71,000 and $749,000 for the periods ended December 31, 1994, 1995, and
1996, respectively.

Other Services

  Certain shareholders of ACC have an equity interest in an entity which performs services for ACC and its subsidiaries related to visual media. Charges for these services were approximately $10,000, $137,000 and $147,000 for the periods ended December 31, 1994, 1995 and 1996, respectively.

  Another entity in which certain shareholders of ACC have an equity interest performed commercial printing services for ACC and its subsidiaries. Charges for these services were approximately $7,000, $25,000 and $143,000 for the periods ended December 31, 1994, 1995 and 1996, respectively.


12.   Subsequent Events:

  Additional options to purchase 27,500 shares of common stock are being awarded under the 1996 Stock Plan during the first quarter 1997. Option prices are based on market prices at the various grant dates.


13.  Industry Segment Information

  ACC and its subsidiaries provide customized interactive television, digital imaging, systems integration, and other communications and media services to users in the travel and leisure, sports marketing and promotion and other industries. ACC and its subsidiaries maintained offices and facilities in Pennsylvania, Florida, California, and Ohio during 1996. There were no foreign offices. Revenue is derived principally from markets located in the United States, although interactive television revenues are derived from cruise ship installations that operate in international waters. ACC and its subsidiaries consider this revenue to be related to its Florida location.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES



                                    Revenue                 Gross Profit
Periods ended December 31   1994      1995     1996     1994     1995      1996
                         ------------------------------------------------------
Interactive Television   $  ---    $     44  $   441  $  ---  $   34    $   323
Systems Integration         ---       ---        195     ---     ---         21
Digital Imaging             ---       ---          7     ---     ---          7
Marketing Programs          ---       ---        233     ---     ---         60
Consulting                  ---       ---        425     ---     ---         93
Other                       ---       ---         43     ---     ---         22
                         -------------------------------------------------------

Total                    $  ---     $    44   $ 1,344  $  ---  $    34    $  526

                         =======================================================



                                 Total Assets        Property & Equipment (net)
December 31                 1994      1995     1996     1994     1995      1996
                         ------------------------------------------------------
Interactive Television   $   146    $ 2,353   $ 8,105  $   15  $ 1,391    $6,021
Systems Integration          ---      ---         351     ---       ---      351
Digital Imaging              ---      ---         238     ---       ---      182
Marketing Programs           ---      ---       2,793     ---       ---       97
Consulting                   ---      ---       5,368     ---       ---      278
Other                        ---      ---      15,822     ---       ---       76
                         ------------------------------------------------------

Total                    $   146    $ 2,353   $32,677  $   15  $ 1,391    $7,005
                         =======================================================


14.  Unaudited Pro Forma Information

     The unaudited pro forma statement of operations data in the following table gives effect to the occurrence of the Company's initial public offering (Note 3) as if it had occurred on January 1, 1996. Proceeds from the initial public stock offering were utilized to repay outstanding borrowings under the line of credit, pay accrued interest due on the shareholder notes payable and the acquisitions of ISM and KCG. The unaudited pro forma statement of operations data does not purport to represent what the Company's results of operations actually would have been if the foregoing had in fact occurred on such date.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES



                                               Year Ended December 31, 1996
Dollars in thousands except              ---------------------------------------
        per share data                      Actual     Adjustments    Pro Forma
                                         ---------------------------------------

Loss from operations                      $   (7,353)      $(1,280)  $   (8,803)
Interest expense, net                            797          (651)         146
                                         ---------------------------------------

Loss before income tax expense                (8,320)         (629)      (8,949)
Income tax expense                                27           ---           27
                                         ---------------------------------------

Net loss                                  $   (8,347)      $  (629)  $   (8,976)
Accretion and dividends on preferred             106           ---          106
 stock
                                         ---------------------------------------

Net loss applicable to common             $   (8,453)      $  (629)  $   (9,082)
 shareholders
                                         =======================================

Net loss per common share                 $    (2.81)                $    (1.69)
                                         ============              =============

Weighted average number of common
       and common equivalent shares         3,008,498                  5,387,450
                                         ============              =============

  The adjustments reflect the additional revenue associated with the acquired entities and the reduction of interest expense due to the assumed repayment of borrowings. These adjustments are offset by the increased amortization expense related to the intangible assets attributable to the acquisitions.

15. Unaudited Quarterly Financial Information

    The unaudited quarterly financial information data in the following table reflects the data presented in the Company's initial Form 10-Q, as well as the comparable data for the three months ended December 31, 1995 and 1996.

(Dollars in thousands, except
for per share data)
                                                   Three Months Ended
                                    -------------------------------------------
                                            1995                  1996
                                    --------------------   --------------------
                                     Sept. 30,  Dec. 31,   Sept. 30,   Dec. 31,
                                    ---------- ---------   ---------  ---------
Revenue                             $     ---   $    44    $    133       1,048
Loss from Operations                     (128)     (905)     (1,766)     (3,710)

Net loss                            $    (317)  $  (979)   $ (2,096)   $ (3,738)
                                    ==========  ========   =========   =========
Net loss applicable to common
 shareholder                        $    (317)  $  (979)   $ (2,096)   $ (3,844)
                                    ==========  ========   =========   =========
Net loss per common share           $   (0.13)  $ (0.38)   $  (0.81)   $  (0.91)
                                    ==========  ========   =========   =========


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Allin Communications Corporation:

We have audited the accompanying consolidated balance sheets of Allin Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three periods ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allin Communications Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three periods ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania,
March 7, 1997

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


None.

Part III


Item 10 - Directors and Executive Officers of the Registrant

  The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 20, 1997.


Name                         Age            Position with the Company
----                         ---  ----------------------------------------------
Richard W. Talarico........   41  Chairman of the Board and Chief
                                  Executive Officer
R. Daniel Foreman..........   34  President and Director
Brian K. Blair.............   34  Chief Operating Officer, Secretary and
                                  Director
Jon E. VanAmringe..........   48  Chief Financial Officer, Treasurer and
                                  Assistant Secretary
William C. Kavan(1)(2).....   46  Director
Paul J. Pasquarelli(2)        45  Director
James C. Roddey(1).........   64  Director
Richard S. Trutanic(1).....   47  Director
--------------

(1)  Member of Compensation Committee.

(2) Member of Audit Committee. Paul J. Pasquarelli was appointed to the Audit Committee in January 1997.

  Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996. He has served as a director of SeaVision since October 1994 and as Chairman of the Board and Chief Executive Officer of SeaVision since June 1996. Mr. Talarico has served SeaVision in various other capacities, including Vice President of Finance from October 1994 to October 1995, President from October 1995 to June 1996 and Chief Financial Officer, Secretary and Treasurer from October 1994 to June 1996. Since 1991, Mr. Talarico has been a partner in The Hawthorne Group ("THG"), where he has been involved in numerous business ventures and has served in various financial and operating capacities. THG is a private investment and management company which invests through affiliates primarily in media and communications companies.

  R. Daniel Foreman became a director and President of the Company in July 1996. He has served as a director of SeaVision since October 1994 and as President since June 1996. Mr. Foreman also served as Vice President of Technology of SeaVision from October 1994 to June 1996. Since May 1989, Mr. Foreman has served as Executive Vice President of Blair Haven Entertainment, Inc., which operates under the name Commercial Downlink ("Commercial Downlink"), a company founded to serve the needs of the satellite communications industry, where he has been responsible for technology development and implementation. Since 1992, Mr. Foreman has been Executive Vice President of ComTek Printing & Graphics Inc. ("ComTek"), a commercial printing company. He also serves as President of Digital Media Corp., a company which provides closed-circuit video to racetracks. Since the formation of SeaVision in June 1994, Mr. Foreman has devoted substantially all of his time to its operations.

  Brian K. Blair became a director, Chief Operating Officer and Secretary of the Company in July 1996. Mr. Blair has served as a director of SeaVision since October 1994. Mr. Blair also served as Vice President of Administration and Operations of SeaVision from October 1994 until June 1996. Since May 1989, Mr. Blair has been President of Commercial Downlink where he is responsible for the day-to-day activity of such company. Mr. Blair also serves as Secretary and Treasurer of Digital Media Corp. Since the formation of SeaVision in June 1994, Mr. Blair has devoted substantially all of his time to its operations.

  Jon E. VanAmringe joined the Company as Chief Financial Officer and Treasurer in September 1996, and became Assistant Secretary in December 1996. From November 1995 until joining the Company, he served as Vice President of MED3000 Group, Inc., a physician practice management company involved in the development and management of integrated health care delivery systems. From 1993 to 1995 he served as Vice President and Chief Financial Officer of Strategic Advisory Group, Inc., a firm involved in providing consulting and management services to physician groups and others in the healthcare industry which later merged into MED3000 Group, Inc., and as President of Strategic Capital Group, a firm which provided financial and management services. Mr. VanAmringe served as Managing Director of Corporate Finance of Mid Atlantic Capital Group from 1989 to 1993 and was employed by Spectrum Control, Inc., a publicly traded electronic component manufacturer, from 1982 to 1989, most recently as Senior Vice President and Chief Financial Officer.

  William C. Kavan became a director of the Company in July 1996 and has served as a director of SeaVision since October 1994. Since 1980, Mr. Kavan has been president of Berkely-Arm, Inc. ("Berkely"), the largest provider of revenue generating passenger insurance programs for the cruise industry. Berkely serves twenty-five cruise line clients, including Carnival, Costa, Cunard, Epirotiki, NCL, P&O, Princess, Radisson and Royal Caribbean.

  Paul J. Pasquarelli became a director of the Company in January 1997. Mr. Pasquarelli has been Vice President of Buena Vista Home Video, a Walt Disney Company, since 1994, where he has managed over $1 billion in retail sales of video products. From 1992 to 1994, he served as President of Visual Expressions, Inc., and from 1987 to 1992, as President and Chief Executive Officer of Video Channels/Rank Retail Services America. Mr. Pasquarelli founded both of these companies which were engaged in the video entertainment business.

  James C. Roddey became a director of the Company in July 1996 and has served as a director of SeaVision since October 1994. Mr. Roddey served as President of International Sports Marketing, Inc. (now SportsWave) from 1992 to 1996. He has served as Chairman or as President of various other entities affiliated with THG, including President of Star Cable Associates, a cable television operator in various states, since 1991. He served as President of Turner Communications Corporation from 1968 to 1971, and as President of Rollins Communications Corporation from 1971 to 1979. Mr. Roddey currently serves as a Trustee of the University of Pittsburgh.

  Richard S. Trutanic became a director of the Company in January 1997. He has been President and Managing Director of The Somerset Group, a financial advisory firm, since 1990 and senior advisor to Friedman, Billings, Ramsey & Co., Inc. ("FBR"), an investment banking firm, since 1993. Mr. Trutanic was, from 1985 to 1990, a director and member of the Executive Committee of Telecom U.S.A. (formerly SouthernNet, Inc.), a telecommunications company. He is a Trustee of the New York Life Mainstay Funds and a director of several private companies. FBR provided investment banking services to the Company in 1996, including acting as underwriter of the Company's initial public offering. In connection with such transaction, the Company agreed to appoint Mr. Trutanic as a Director of the Company.

  There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11 - Executive Compensation


Summary Compensation Table

  The following table sets forth information concerning 1996 compensation of the Chief Executive Officer and the other executive officers of the Company (collectively the "Named Executives").



                                                                                      Long Term
                                                                                      ---------
                                                 Annual Compensation                 Compensation
                                                 -------------------                 -----------

                                                           Other Annual       Securities Underlying
                                                           ------------       ---------------------
Name and Principal Position      Year    Salary ($)       Compensation ($)        Options (#)(2)
---------------------------      ----    ----------       ---------------         -------------
Richard W. Talarico              1996    $ 75,000         $        ---                 21,000
   Chief Executive Officer

R. Daniel Foreman                1996    $124,875         $        ---                 21,000
   President

Brian K. Blair                   1996    $124,875         $    15,596(1)               21,000
   Chief Operating Officer

Jon E. VanAmringe                1996    $ 40,833         $        ---                 14,000
   Chief Financial Officer




(1) During 1996, Mr. Blair accepted an assignment to manage the Miami, Florida based operations of SeaVision. The expected duration of the assignment was a minimum of one year, but was not expected to e a permanent transfer. Because of the temporary nature of the assignment at a remote office, SeaVision has leased housing and an automobile for Mr. Blair's usage. Expense for housing and automobile were $12,500 and $3,096.

(2) Common Stock options were awarded under the 1996 Stock Plan approved by the Board of Directors and in accordance with the terms of the respective executive's employment agreements. See "--Employment Agreements" and "--1996 Stock Plan" below.


Employment Agreements

  The Company has entered into employment agreements with each of the Named Executives. Each such employment agreement contains restrictive covenants prohibiting such officer from competing with the Company for a period of three years after the end of the employment term in the case of Messrs. Talarico, Foreman and Blair, and for a period of two years after the end of the employment term in the case of Mr. VanAmringe. The terms of the employment agreements with Messrs. Talarico, Foreman and Blair commenced as of August 1, 1996 and will continue through December 31, 1999. The term of the employment agreement with Mr. VanAmringe commenced as of September 16, 1996 and will continue through December 31, 1998. The annual salaries as set forth in the employment agreements are $150,000 for each of Messrs. Talarico, Foreman and Blair and $140,000 for Mr. VanAmringe.

  Pursuant to the employment agreements, options to acquire shares of Common Stock granted to Messrs. Talarico, Foreman, Blair and VanAmringe under the Company's 1996 Stock Plan will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of SeaVision as of August 1, 1996, owns 50% or more of the outstanding Common Stock. The employment agreements also provide that each of Messrs. Talarico, Foreman, Blair and VanAmringe will be entitled to receive for one year following such person's termination of employment by the Company without cause or contemporaneously with the occurrence of a change in control, semi-monthly severance payments equal to the semi-monthly base salary payment which such person was receiving immediately prior to such termination. Mr. VanAmringe will be entitled to receive such payments for only six months if a termination without cause, other than by change of control, occurs after December 31, 1997. If Mr. VanAmringe voluntarily resigns prior to December 31, 1997, he will be entitled to receive semi-monthly payments equal to the semi-monthly base salary payment he was receiving immediately prior to his resignation for six months or, if earlier, until such time that he begins other full-time employment.

1996 Stock Plan

  In October 1996, the Board of Directors adopted the 1996 Stock Plan, which provides for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and to consultants and advisors (including non-employee directors) of the Company. An aggregate of 266,000 shares of Common Stock has been reserved for issuance under the 1996 Stock Plan. The 1996 Stock Plan is administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the 1996 Stock Plan and to prescribe conditions (such as the completion of a period of employment with the Company following an award) that must be satisfied before awards vest.

  During the fourth quarter of 1996, the Board of Directors awarded options to purchase an aggregate of 202,550 shares of Common Stock under the 1996 Stock Plan. The grant date of the option awards for the Named Executives was the closing date of the initial public offering and the exercise price equals the initial public offering price of $15 per share. Messrs. Talarico, Foreman and Blair individually recieved options to purchase 21,000 shares of Common Stock, while Mr. VanAmringe received options to purchase 14,000 shares of Common Stock. Except under the conditions noted above in the discussion of their employment agreements, there will be a five-year vesting period for these options with vesting of 20% of the award at each of the first five anniversaries of the grant date. All of the options granted under the 1996 Stock Plan will be non-qualified options for federal income tax purposes.

  Upon closing of the Company's initial public offering in November 1996, Richard S. Trutanic, who subsequently became a non-employee director of the Company, received an immediately exercisable option to purchase 21,000 shares of Common Stock at the initial public offering price of $15 per share under the Company's 1996 Stock Plan.

Option Grants in Last Fiscal Year


  The following table provides information concerning stock option grants to the Named Executives during 1996.


                                                                                                                      Grant Date
                                                              Individual Grants                                       ----------
                                                              -----------------                                         Value
                               Number of                                                                                -----
                               --------
                              Securities
                              ----------
                              Underlying         % of Total Options                                                   Grant Date
                              ---------          -----------------                                                    ----------
                               Options          Granted to Employees         Exercise or Base        Expiration         Present
                               -------          --------------------         ----------------        ----------         -------
       Name                    Granted             in Fiscal Year               Price ($/Sh)            Date            Value $(1)
       ----                    -------             --------------               -----------             ----            ----------
Richard W. Talarico            21,000                   10.4%                      $15.00              11/6/03           $171,990
R. Daniel Foreman              21,000                   10.4%                      $15.00              11/6/03           $171,990
Brian K. Blair                 21,000                   10.4%                      $15.00              11/6/03           $171,990
Jon E. VanAmringe              14,000                    6.9%                      $15.00              11/6/03           $114,660


(1) The fair value of each option, $8.19, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996.


Risk free interest rate       6.2 %
Expected dividend yield       0.0 %
Expected life of options    6 yrs.
Expected volatility rate     48.0 %

  No adjustments were made for non-transferability or risk of forfeiture. See "--1996 Stock Plan" above for information concerning the terms of the foregoing options.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

  The following table provides information concerning stock options held by the Named Executives at December 31, 1996. No options were exercised in 1996.

                                                                  Number of Securities             Value of Unexercised In-the-
                                                                  -------------------              ----------------------------
                                                            Underlying Unexercised Options         Money Options at Fiscal Year
                                                            ------------------------------         ----------------------------
                                                                   at Fiscal Year End                        End (1)
                                                                   ------------------                        -------
                                Shares
                              Acquired on       Value
          Name                 Exercise       Realized       Exercisable       Unexercisable       Exercisable       Unexercisable
          ----              -------------  -------------  ----------------  ------------------  ----------------  -----------------

Richard W. Talarico              ---            ---               ---              21,000               ---            $94,500
R. Daniel Foreman                ---            ---               ---              21,000               ---            $94,500
Brian K. Blair                   ---            ---               ---              21,000               ---            $94,500
Jon E. VanAmringe                ---            ---               ---              14,000               ---            $63,000


(1) Valued based on the December 31, 1996 closing price per share of Common Stock of $19.50, as reported by the Nasdaq National Market tier of the Nasdaq Stock Market, less the option exercise price of $15.00 per share.

     The Company does not have any long-term incentive or defined benefit plans.


Compensation of Directors

  The non-employee directors of the Company are entitled, following the Company's initial public offering, to receive at the conclusion of each year of service, an automatic grant of an immediately exercisable option to acquire 5,000 shares of Common Stock at an exercise price per share equal to the closing price of the Common Stock as reported by NASDAQ for the date on which the option is granted. Grants for the initial year of service will be made under the 1996 Stock Plan. Non-employee directors of the Company will also be entitled to receive $2,500 for each Board of Directors meeting attended and $500 for each separate committee meeting attended on a date on which no full board meeting is held. Directors of the Company who are also employees will not receive additional compensation for attendance at Board and committee meetings, except that all directors will be reimbursed for out-of-pocket expenses in connection with attendance at Board and committee meetings.

Item 12.

(a)   Security Ownership of Certain Beneficial Owners

     The following table presents certain information as of March 20, 1997 regarding each person or entity who is known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them.


                                                  Amount and
                                                  Nature of
                                                 Beneficial                Percent
     Name and Address of Stockholder            Ownership (1)            of Class (1)
     -------------------------------            -------------            ------------

     Henry Posner, Jr. (2)                        1,157,667                 22.09%
     500 Greentree Commons
     381 Mansfield Avenue
     Pittsburgh, Pennsylvania  15220

     Mellon Bank Corporation (3)                    293,000                  5.65%
     One Mellon Bank Center
     Pittsburgh, Pennsylvania  15258

     Thomas D. Wright  (4)                          285,825                 5.50%
     500 Greentree Commons
     381 Mansfield Avenue
     Pittsburgh, Pennsylvania  15220

     Terence M. Graunke                             277,810                 5.14%
     400 West Erie Street #504
     Chicago, Illinois  60610


     (1) The number of shares and the percent of the class have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
     (2) Includes 105,000 shares held in various trusts and a family foundation of which Mr. Posner and/or his wife are trustees, and with respect to which shares, Mr. Posner shares voting and investment power. Also includes 57,427 shares of Common Stock that may be acquired within 60 days of March 20, 1997 upon the conversion of shares of Convertible Preferred Stock owned by Mr. Posner, which shares represent approximately 28.2% of the Convertible Preferred Stock currently outstanding.
     (3) Includes shares beneficially owned by Mellon Bank, N.A. and The Dreyfus Corporation as of December 31, 1996, as reported on Schedule 13G filed by Mellon Bank Corporation with the Securities and Exchange Commission on January 24, 1997. The number of shares shown assumes that there has been no change in the number of shares beneficially owned since December 31, 1996.
     (4) Includes 5,000 shares owned by Mr. Wright's wife. Also includes 14,365 shares of Comon Stock that may be acquired within 60 days of March 20, 1997 upon the conversion of shares of Convertible Preferred Stock owned by Mr. Wright, which shares represent approximately 7.1% of the Convertible Preferred Stock currently outstanding.

(b)    Security Ownership of Management

     The following table presents certain information as of March 20, 1997 as to the beneficial ownership of the Common Stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them.

                                          Amount and
                                           Nature of
                                          Beneficial      Percent
Name and Address of Stockholder          Ownership (1)  of Class (1)
-------------------------------          -------------  ------------

     Richard W. Talarico (2)                   97,388          1.88%
     R. Daniel Foreman                        198,000          3.82%
     Brian K. Blair                           198,000          3.82%
     Jon E. VanAmringe                          6,000          0.12%
     William C. Kavan  (3)                    182,155          3.46%
     Paul J. Pasquarelli                        - 0 -          0.00%
     James C. Roddey  (4)                      97,388          1.88%
     Richard S. Trutanic  (5)                  21,000          0.40%

     All directors and executive              799,931         15.10%
     officers, as a group (8 persons)


(1) The number of shares and the percent of the class have been calculated in accordance with Rule 13d-3 under the Exchange Act.
(2) Includes 4,785 shares of Common Stock that may be acquired within 60 days of March 20, 1997 upon the conversion of 588 shares of Convertible Preferred Stock owned by Mr. Talarico, which shares represent approximately 2.4% of the Convertible Preferred Stock currently outstanding.
(3) Includes 81,355 shares of Common Stock that may be acquired within 60 days of March 20, 1997 upon the conversion of 10,000 shares of Convertible Preferred Stock owned by Mr. Kavan, which shares represent 40.0% of the Convertible Preferred Stock currently outstanding.
(4) Includes 4,785 shares of Common Stock that may be acquired within 60 days of March 20, 1997 upon the conversion of 588 shares of Convertible Preferred Stock owned by Mr. Roddey, which shares represent approximately 2.4% of the Convertible Preferred Stock currently outstanding. Also includes 2,000 shares owned by Mr. Roddey's wife.
(5) Represents 21,000 shares issuable upon exercise of a currently exercisable option.

Item 13 - Certain Relationships and Related Transactions


Consulting Agreement

   SeaVision and The Hawthorne Group ("Hawthorne") were parties to a Consulting Agreement, entered into in June 1994 and terminated as of June 30, 1996, which required Hawthorne to provide SeaVision certain accounting and financial services, including the preparation of financial models and plans, the design and implementation of accounting systems and controls and assistance in acquiring third party financing. Henry Posner, Jr. and Thomas D. Wright, each of whom owns more than five percent of the outstanding Common Stock, and two of Mr. Posner's sons are shareholders of Hawthorne, and Messrs. Posner and Wright and Richard W. Talarico, a director and executive officer of the Company, and James
C. Roddey, a director of the Company, were shareholders of Hawthorne Media Group, Inc. ("HMG"), the original party to the agreement which assigned its rights and obligations thereunder to Hawthorne. The consulting agreement provided for the payment of a consulting fee of $18,000 per month. During the fiscal year ended December 31, 1996, SeaVision paid an aggregate of $126,000 to Hawthorne and HMG under the consulting agreement.

Agreements with Commercial Downlink and Affiliate

  SeaVision and Blair Haven Entertainment, Inc., doing business as Commercial Downlink ("Commercial Downlink") were parties to an agreement entered into in June 1994 and terminated as of July 31, 1996, which required Commercial Downlink to act as a general contractor for the installation of ITV systems on cruise ships, and to devote its full-time efforts to the business of SeaVision. Brian
K. Blair and R. Daniel Foreman, principals of Commercial Downlink, are executive officers and directors of the Company. SeaVision reimbursed Commercial Downlink, at cost, for construction services and materials provided in connection with the installation of SeaVision systems on cruise ships. SeaVision also paid Commercial Downlink a monthly management fee. During the fiscal year ended December 31, 1996, SeaVision paid $92,000 to Commercial Downlink under the consulting agreement in addition to reimbursing Commercial Downlink $419,000 for construction services and materials provided in connection with the installation of ITV systems on cruise ships.

  As of August 1, 1996, SeaVision and Commercial Downlink entered into a sublease agreement relating to facilities in Lisbon, Ohio owned by Com-Tek Printing & Graphics, Inc. ("Com-Tek"), a majority owned subsidiary of Commercial Downlink, which included provisions pursuant to which Commercial Downlink would provide certain administrative services for an aggregate monthly payment of $3,700. During the fiscal year ended December 31, 1996, SeaVision paid $19,000 to Commercial Downlink under the sublease agreement. Such agreement was terminated as of January 31, 1997. The Company believes that such payments are on terms as favorable to the Company as could be obtained from an unaffiliated party.

  During the fiscal year ended December 31, 1996, SeaVision made payments to ComTek in the amounts of approximately $143,000 for commercial printing services. The Company believes that such payments were on terms as favorable to the Company as could have been obtained from an unaffiliated third party. The Company expects to continue to conduct business with ComTek in the future.

  In 1996, SeaVision made advances in the aggregate amount of $53,730 to Commercial Downlink. These advances have been repaid.

Transactions Relating to Formation and Organization of the Company

  In August 1996, a merger (the "Formation Merger") occurred in which
SeaVision, Inc., a Delaware corporation ("Old SeaVision"), merged with and into SeaVision Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, with SeaVision Acquisition Corporation surviving the Formation Merger and changing its name to SeaVision, Inc. In the Formation Merger, each share of common stock of Old SeaVision was converted into one share of Common Stock of the Company. In connection with the Formation Merger, the holders of the Common Stock of the Company. In connection with the Formation Merger, the then holders of Common Stock of the Company were granted certain registration rights. See "--Registration Rights."

Stockholder Loans

  In each of fiscal years 1994, 1995 and 1996, Henry Posner, Jr., Thomas D. Wright, Terence M. Graunke, James C. Roddey and Richard W. Talarico (the "Funding Stockholders") made various Stockholder Loans to SeaVision. Each Stockholder Loan, represented by a promissory note which requires the principal amount outstanding under the note to be paid in full on the third anniversary of the date of the note, bears interest at a rate of 15% per annum, compounded quarterly. Stockholder Loans were made in the following aggregate principal amounts: Mr. Posner--$4,166,014; Mr. Wright--$1,041,506; Mr. Graunke --$718,800;
Mr. Roddey--$347,165; and Mr. Talarico--$347,165. The portions of the Stockholder Loans noted above that were made during the fiscal year ended December 31, 1996 were: Mr. Posner--$1,464,814; Mr. Wright--$366,206; Mr.
Roddey--$131,065; and Mr. Talarico--$122,065. Mr. Graunke owns more than five percent of the outstanding Common Stock of the Company. Stockholder Loans in an aggregate amount up to $1.5 million were guaranteed by each of Brian K. Blair,
R. Daniel Foreman and William C. Kavan. Such guarantees were secured by a pledge of the shares of Common Stock owned by Messrs. Blair, Foreman and Kavan.

  On May 31, 1996, the Company used $3.6 million of the $5.0 million then available under its line of credit from Integra Bank (now National City Bank) (the "Integra Loan") to repay a portion of the principal amount of the Stockholder Loans, leaving Stockholder Loans in the following aggregate principal amounts outstanding as of that date: Mr. Posner--$1,800,000; Mr. Wright--$450,000; Mr. Graunke--$450,000; Mr. Roddey--$150,000; and Mr.Talarico $150,000. In November 1996, the Company used approximately $1.0 million of the net proceeds of its intiial public offering to pay the accrued interest on the Stockholder Loans. The Funding Stockholders converted the principal balances of the Stockholder Loans in November 1996 (which were identical to the principal balances as of May 31, 1996 as described above) into shares of Common Stock at a rate of approximately 8.1 shares of Common Stock for each $100 principal amount outstanding, or approximately $12.29 per share. The conversion rate was determined after consultation with the Underwriters of the initial public offering and is based upon an assumed value of the Company without giving effect to the initial public offering. Cash payments were made in lieu of the issuance of fractional shares of Common Stock upon such conversion. The Funding Stockholders received the following number of shares of Common Stock upon conversion of the Stockholder Loans: Mr. Posner--146,440 shares; Mr. Wright-- 36,610 shares; Mr. Graunke--36,610 shares; Mr. Roddey--12,203 shares and Mr. Talarico--12,203 shares. The holders of these shares were granted certain registration rights with respect to these shares. See "--Registration Rights."

  On July 19, 1996, William C. Kavan made a loan in the amount of $1.0 million to SeaVision at the interest rate of 8% per annum. Such loan was converted into 10,000 shares of Convertible Preferred Stock following the Formation Merger.

Integra Loan Guarantee

  The availability under the Integra Loan was increased to $7.5 million on October 28, 1996. The Integra Loan is personally guaranteed by each of Messrs. Posner, Wright, Roddey and Talarico and by Lyndhurst Associates, a Pennsylvania limited partnership ("Lyndhurst"), for which such guarantors receive a guarantee fee from time to time based on a percentage of the outstanding principal balance of the Integra Loan. Such percentage is the difference between 15%, the interest rate on the Stockholder Loans, and the interest rate on the Integra Loan. Mr. Posner is the Managing General Partner of Lyndhurst.
Guarantee fees paid during the fiscal year ended December 31, 1996 were approximately $120,000.

Legal and Investment Banking Services

  During the fiscal year ended December 31, 1996, the Company retained the law firm of Eckert Seamans Cherin & Mellott, LLC for representation on various matters. Thomas D. Wright is a member and chairman of the Operations Committee of such firm.

  Richard S. Trutanic, a director of the Company, is a Senior Advisor to FBR, which during 1996, provided investment banking services to the Company, including in connection with the Company's initial public offering. Upon the closing of such offering, Mr. Trutanic received an immediately exercisable option to purchase 21,000 shares of Common Stock at the initial public offering price of $15 per share. Services provided by FBR have been on terms and conditions as are customary and competitive.

Sale of Convertible Preferred Stock

  On August 16, 1996, the Company issued 10,000 shares of Convertible Preferred Stock to William C. Kavan in exchange for the extinguishment of a $1.0 million loan to SeaVision. Additionally, on August 16, 1996, the Company sold approximately 7,059, 1,765, 588 and 588 shares of Convertible Preferred Stock to Henry Posner, Jr., Thomas D. Wright, Richard W. Talarico and James C. Roddey, respectively, for an aggregate purchase price of $1.0 million. During the seven-month period beginning six months after the closing of the initial public offering (the "Conversion Period"), each holder of Convertible Preferred Stock will have the right to convert all, but not less than all, of the Convertible Preferred Stock then owned by such holder into shares of Common Stock at the rate of approximately 8.1 shares of Common Stock for each share of Convertible Preferred Stock, or approximately $12.29 per share (as adjusted for stock dividends, stock splits, reverse stock splits and any other stock combination or division). Cash payments will be made in lieu of the issuance of any fractional shares of Common Stock upon any such conversion. If all of the shares of Convertible Preferred Stock held by Messrs. Posner, Wright, Talarico, Roddey and Kavan are converted into Common Stock during the Conversion Period, Messrs. Posner, Wright, Talarico, Roddey and Kavan will receive 57,427, 14,365, 4,785, 4,785 and 81,355 shares, respectively, of Common Stock. The holders of these shares will have certain registration rights with respect to these shares. See "--Registration Rights."

Registration Rights

  If the Company issues shares of Common Stock upon conversion of the Convertible Preferred Stock (the "Conversion Shares"), the holders of
Conversion Shares will have certain rights to require the Company to register the Conversion Shares under the Securities Act. Under the terms of the registration rights agreement relating to the Conversion Shares, the holders of Conversion Shares and their transferees holding at least the number of Conversion Shares into which 5,000 shares of Convertible Preferred Stock have been converted will have the right, until the third anniversary of the last date on which the Convertible Preferred Stock may be converted into Common Stock (the "Commencement Date"), to require the Company, on one occasion, to register the Conversion Shares for public offering and sale on Form S-3 in a "shelf" registration pursuant to Rule 415 under the Securities Act. If any holder requests a shelf registration, all Conversion Shares will be registered thereunder unless a holder requests that all or a portion of his Conversion Shares be excluded. Holders of a majority of the Conversion Shares will also have the right on one occasion to elect to have their Conversion Shares which are registered on the shelf registration statement sold in an underwritten offering. In addition, the holders of Conversion Shares and their transferees will have the right to participate in any registration of Common Stock for an underwritten offering initiated by the Company or any other stockholder of the Company prior to the third anniversary of the Commencement Date, subject to certain limitations. The Company will pay all out-of-pocket expenses of any such registrations, including fees and expenses of one counsel for the holders of Conversion Shares and their transferees, but not including underwriting discounts and commissions, and will indemnify the holders of Conversion Shares and their transferees against certain liabilities under the federal securities laws, in connection therewith.

  The holders of Common Stock following the Formation Merger also have certain rights under a registration rights agreement to require the Company to register under the Securities Act such shares and the shares of Common Stock issued upon conversion of the Stockholder Loans. Such rights are substantially similar to the rights granted to holders of Conversion Shares. However, holders of such shares and their transferees holding at least ten percent of the shares covered are required to cause the Company to register the shares for public offering and sale on Form S-3 in a shelf registration pursuant to Rule 415 under the Securities Act.

  The holders of Convertible Preferred Stock and the stockholders following the Formation Merger have agreed not to sell any Conversion Shares or other shares of Common Stock owned by them and subject to the registration rights agreements described above for a period of twelve months following the closing of the Company's initial public offering.

Video Production Payments

  During the fiscal year ended December 31, 1996 SeaVision made payments to Production Masters, Inc. ("PMI") in the amounts of approximately $147,000 for the production of videos and other visual media for use with the Company's ITV system. Messrs. Posner, Wright, Roddey and Talarico are shareholders of PMI. The Company believes that such payments were on terms as favorable to the Company as could have been obtained from an unaffiliated party. The Company expects to continue to conduct business with PMI in the future.


Arrangements Involving ISM

  The Company acquired all of the issued and outstanding shares of capital stock of ISM from the stockholders of ISM in November 1996. The purchase price paid at the closing of the sale was $2.4 million in cash. In addition, the stock purchase agreement governing the sale provides for up to $2.4 million in contingent payments. One-half of the contingent payments, if any, is to be paid by delivery to the ISM stockholders of promissory notes bearing interest at seven percent per annum.

  Henry Posner, Jr., Thomas D. Wright, Richard W. Talarico and James C. Roddey were ISM stockholders. At the closing of the acquisition of ISM, Messrs. Posner, Wright, Talarico and Roddey received cash payments in the amounts of approximately $1,273,000, $791,000, $48,000 and $120,000, respectively, and will be entitled to receive contingent payments up to the same approximate amounts (not including interest payable on any promissory note delivered in respect of the contingent payments).

  ISM and Hawthorne were parties to an oral management arrangement pursuant to which Hawthorne provided general, administrative, accounting and tax planning and preparation services to ISM for an aggregate of $5,000 per month. During the fiscal year ended December 31, 1996, ISM made payments in the aggregate amount of $60,000 to Hawthorne under this agreement. Payments subsequent to the acquisition of ISM aggregated $10,000. This arrangement was terminated as of December 31, 1996.


Joint Promotional Activities

  SeaVision, ISM, PMI and other entities affiliated with THG have engaged in various joint promotional marketing activities and have shared the revenue and expenses of such activities. Examples of such activity in 1996 are ISM sports marketing events (prior to the acquisition of ISM) at which SeaVision supplied digital imaging services. The Company believes that such activities involving SeaVision or ISM have been conducted on terms as favorable to SeaVision and ISM as could have been obtained from an unaffiliated party.


Leases

  During the fiscal year ended December 31, 1996, ISM made payments pursuant to a lease agreement in the amount of $80,266 to Executive Office Associates ("EOA") for the lease of office space. Payments subsequent to the acquisition of ISM aggregated $13,478. Henry Posner, Jr., Thomas D. Wright and two of Mr. Posner's sons and his spouse each own an indirect equity interest in EOA. The Company believes that such payments were on terms as favorable to the Company as could have been obtained from an unaffiliated third party. The Company does not anticipate continuing the lease agreement beyond its current expiration date of June 30, 1997.

  As of each of May 1, 1996 and September 1, 1996, the Company entered into a four-month leases for office space with EOA. The aggregate rental payment under these leases was $77,773. The Company believes that such payment was on terms as favorable to the Company as could have been obtained from an unaffiliated third party. The Company intends to continue to lease office space from EOA.

Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.  Financial Statements - See Part II, Item 8 hereof on page 24.

      2.   Financial Statement Schedule and Auditor's Report

           Schedule I - Condensed financial information of registrant

                    This schedule is not applicable.

           Schedule II - Valuation and qualifying accounts

                     See Schedule II on page Sch. II-A.

      The auditors' report of Arthur Andersen LLP with respect to the Financial Statement Schedule is located at page Sch. II-B.

      3.   Exhibits - See Exhibit Index  following on page Exh-A.

      4.   Reports on Form 8-K

                    No report on form 8-K was filed by Allin Communications Corporation during the quarter ended December 31, 1996.

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Communications Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1997

                               ALLIN COMMUNICATIONS CORPORATION

                               By:

                               /s/ Richard W. Talarico
                               -----------------------------------


                               Richard W. Talarico
                               Chairman of the Board and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Communications Corporation and in the capacities and on the dates indicated:



         Signature                          Title                      Date
---------------------------  -----------------------------------  --------------
/s/ Richard W. Talarico      Chairman of the Board and Chief
---------------------------  Executive Officer (Principal         March 26, 1997
Richard W. Talarico          Executive Officer)


/s/ Jon E. VanAmringe        Chief Financial Officer (Principal
---------------------------  Financial and Accounting Officer)    March 26, 1997
Jon E. VanAmringe


/s/ R. Daniel Foreman
---------------------------  President and Director               March 26, 1997
R. Daniel Foreman


/s/ Brian K. Blair           Chief Operating Officer, Secretary
---------------------------  and Director                         March 26, 1997
Brian K. Blair


/s/ William C. Kavan
---------------------------  Director                             March 26, 1997
William C. Kavan


/s/ Paul Pasquarelli
---------------------------  Director                             March 26, 1997
Paul Pasquarelli


/s/ James C. Roddey                                               March 26, 1997
---------------------------  Director
James C. Roddey


/s/ Richard S. Trutanic                                           March 26, 1997
---------------------------  Director
Richard S. Trutanic


Schedule II


                        ALLIN COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


                                   Balance at              Additions
                                   ----------              ---------
                                  Beginning of             Charged to                             Balance at End
                                  ------------             ----------                             --------------
  (Dollars in thousands)              Period                 Expense            Deductions            of Period
                                      ------                 -------            ----------            ---------

Period Ended December 31, 1994    $      ---               $     ---            $      ---         $        ---

Year ended December 31, 1995             ---                     ---                   ---                  ---

Year ended December 31, 1996             ---                    2,500                  ---                 2,500


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Allin Communications Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 7, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 (a) 2 of the Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material aspects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania,
March 7, 1997

                                 Exhibit Index
                                 -------------



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

10.1       Sublease Agreement dated August 1, 1996 between SeaVision, Inc. and Blair
           Haven Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to
           Allin Communications Corporation's Registration Statement No. 333-10447 on
           Form S-1).

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


                             ----------------------

Exhibit
Number                        Description of Exhibit
------                        ----------------------
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

10.8*      1996 Stock Plan of the Registrant (incorporated by reference to Exhibit
           10.8 to Allin Communications Corporation's Registration Statement No. 333-
           10447 on Form S-1).

10.9*      Employment Agreement dated August 1, 1996 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10.9 to Allin
           Communications Corporation's Registration Statement No. 333-10447 on Form
           S-1).

10.10*     Employment Agreement dated August 1, 1996 by and between the Registrant and R. Daniel Foreman (incorporated by reference to Exhibit 10.10 to Allin
           Communications Corporation's Registration Statement No. 333-10447 on Form
           S-1).

10.11*     Employment Agreement dated August 1, 1996 by and between the Registrant and Brian K. Blair (incorporated by reference to Exhibit 10.11 to Allin
           Communications Corporation's Registration Statement No. 333-10447 on Form
           S-1).

10.12*     Employment Agreement dated September 16, 1996 by and between the
           Registrant and Jon E. VanAmringe (incorporated by reference to Exhibit
           10.17 to Allin Communications Corporation's Registration Statement No. 333-
           10447 on Form S-1).

10.13      First Amended and Restated Agreement dated June 1, 1996 between
           SeaVision, Inc. and Celebrity Cruises Inc. (subject to confidential treatment) (incorporated by reference to Exhibit 10.12 to Allin
           Communications Corporation's Registration Statement No. 333-10447 on Form
           S-1).

10.14      Agreement dated February 6, 1996 between SeaVision, Inc. and Carnival
           Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Communications Corporation's Registration
           Statement No. 333-10447 on Form S-1).

10.15      Agreement dated August 8, 1996 by and between SeaVision, Inc. and
           Norwegian Cruise Line Limited (subject to confidential treatment)
           (incorporated by reference to Exhibit 10.14 to Allin Communications
           Corporation's Registration Statement No. 333-10447 on Form S-1).

10.16      Installation Agreement dated September 9, 1996 by and between SeaVision,
           Inc. and Cunard Line Limited (subject to confidential treatment)
           (incorporated by reference to Exhibit 10.15 to Allin Communications
           Corporation's Registration Statement No. 333-10447 on Form S-1).

10.17      Concession Agreement dated September 17, 1996 by and between SeaVision,
           Inc. and Royal Caribbean Cruise Line (subject to confidential treatment)
           (incorporated by reference to Exhibit 10.16 to Allin Communications
           Corporation's Registration Statement No. 333-10447 on Form S-1).

___________

*    Management contract or management compensatory plan or arrangement.

                             Exhibit Index  (cont.)
                             ----------------------


Exhibit
Number                        Description of Exhibit
------                        ----------------------
10.18      Master Agreement dated December 16, 1996 by and between Allin
           Communications Corporation and Electronic Data Systems Corporation.

10.19      Joint Marketing Agreement dated December 16, 1996 by and between Allin
           Communications Corporation and Electronic Data Systems Corporation.

10.20      Authorization Letter dated December 16, 1996 by and between Allin
           Communications Corporation and Electronic Data Systems Corporation.

11         Computation of Earnings per Share.

21         Subsidiaries of the Registrant.

27         Financial Data Schedule.
