Form 10-Q
period 1997-03-31
ALLIN COMMUNICATIONS CORP
filed 1997-05-15
CIK 1020391

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  March 31, 1997

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

                       (  X  )    Yes      (     )    No

              Shares Outstanding of the Registrant's Common Stock

                               As of May 8, 1997

                        Common Stock,  5,184,067 Shares

                       Allin Communications Corporation

                                   Form 10-Q

                                     Index


Part I  -  Financial Information

           Item 1.  Financial Statements                                 Page 3

           Item 2.  Management's Discussion and Analysis of Financial    Page 8
                    Condition and Results of Operations


Part II -  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                     Page 15


Signatures                                                               Page 16

Part I - Financial Information

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)
                         (Unaudited at March 31, 1997)

                                                                   December 31,       March 31,
                                                                      1996              1997
                                                                 --------------    ---------------
        ASSETS

Current assets:
    Cash and cash equivalents                                     $      16,227     $       10,674
    Accounts receivable                                                   1,169              3,171
    Inventory                                                                53                105
    Prepaid expenses                                                        477                934
                                                                 --------------    ---------------
        Total current assets                                             17,926             14,884

    Property and equipment, at cost:
    Leasehold improvements                                                   48                  7
    Furniture and equipment                                               1,227              1,575
    On-board equipment                                                    4,312              4,849
    Construction-in-progress                                              2,329              3,030
                                                                 --------------    ---------------
                                                                          7,916              9,461
    Less--accumulated depreciation                                         (911)            (1,206)
                                                                 --------------    ---------------
                                                                          7,005              8,255

    Assets held for resale                                                  624                ---
    Other assets, net of accumulated amortization of
        $728 and $1,264                                                   7,122              6,963
                                                                 --------------    ---------------

Total assets                                                      $      32,677     $       30,102
                                                                 ==============    ===============



        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                 $          69     $           69
    Accounts payable                                                      1,768              1,976
    Accrued liabilities:
        Compensation and payroll taxes                                      233                405
        Other                                                               601                762
    Deferred revenues                                                       509                696
    Customer deposits                                                       695                ---
                                                                 --------------    ---------------
        Total liabilities                                                 3,875              3,908

Series A convertible, redeemable preferred stock, par
    value $.01 per share - authorized 100,000 shares,
    issued and outstanding 25,000 shares                                  2,480              2,495

Shareholders' equity:
    Common stock, par value $.01 per share - authorized
        20,000,000 shares, issued and
        outstanding 5,184,067 shares                                         52                 52
    Additional paid-in-capital                                           37,905             37,905
    Deferred compensation                                                  (377)              (344)
    Retained deficit                                                    (11,258)           (13,914)
                                                                 --------------    ---------------
        Total shareholders' equity                                       26,322             23,699
                                                                 --------------    ---------------

Total liabilities and shareholders' equity                        $      32,677     $       30,102
                                                                 ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months       Three Months
                                                                          Ended              Ended
                                                                        March 31,          March 31,
                                                                          1996               1997
                                                                     ---------------    ---------------
Revenue                                                              $          79      $       4,082

Cost of sales                                                                   19              2,703
                                                                     ---------------    ---------------

Gross profit                                                                    60              1,379

Selling, general & administrative                                              759              4,148
                                                                     ---------------    ---------------

Loss from operations                                                          (699)            (2,769)

Interest expense (income), net                                                 201               (177)
                                                                     ---------------    ---------------

Loss before provision for income taxes                                        (900)            (2,592)

Provision for income taxes                                                     ---                ---
                                                                     ---------------    ---------------

Net loss                                                                      (900)            (2,592)

Accretion and dividends on preferred stock                                     ---                 64
                                                                     ---------------    ---------------

Net loss attributable to common shareholders                         $        (900)     $      (2,656)
                                                                     ===============    ===============

Net loss per common share                                             $      (0.35)     $       (0.51)
                                                                     ===============    ===============

Weighted average common and common equivalent
    shares outstanding during the period                                 2,603,385          5,184,067
                                                                     ---------------    ---------------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                      Three Months       Three Months
                                                                          Ended              Ended
                                                                        March 31,          March 31,
                                                                          1996               1997
                                                                     ---------------    ---------------
Cash flows from operating activities:
    Net loss                                                                  (900)            (2,592)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
        Depreciation and amortization                                           88                873
        Accrued interest on shareholder notes payable                          201                ---
        Amortization of deferred compensation                                  ---                 34
        Loss from sale of assets                                               ---                 17
    Changes in certain assets and liabilities:
        Accounts receivable                                                    (76)            (2,002)
        Inventory                                                              ---                (52)
        Prepaid expenses                                                       (12)              (457)
        Software development costs                                            (145)              (272)
        Other assets                                                           ---                495
        Accounts and notes payable                                             (37)               208
        Accrued liabilities                                                     72                330
        Deferred revenues                                                      ---                187
        Customer deposits                                                      ---               (695)
                                                                     ---------------    ---------------
       Net cash flows from operating activities                               (809)            (3,926)
                                                                     ---------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of assets                                               ---                 23
    Capital expenditures                                                      (413)            (1,650)
                                                                     ---------------    ---------------
       Net cash flows from investing activities                               (413)            (1,627)
                                                                     ---------------    ---------------

Cash flows from financing activities:
    Proceeds from shareholder notes payable                                  1,085                ---
                                                                     ---------------    ---------------

Net change in cash and cash equivalents                                       (137)            (5,553)
Cash and cash equivalents, beginning of period                                 193             16,227
                                                                     ---------------    ---------------
Cash and cash equivalents, end of period                                        56             10,674
                                                                     ===============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

               Allin Communications Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

The information contained in these financial statements and notes for the three month periods ended March 31, 1996 and 1997 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1995 and 1996, contained in Allin Communication Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

Earnings Per Share

Earnings per share ("EPS") of common stock have been computed using the weighted average number of common and common equivalent shares outstanding during the period. In periods the Company has losses, common share equivalents are not included as their inclusion would be anti-dilutive. For periods presented prior to the Company's initial public offering, the weighted average number of common and common equivalent shares include instruments convertible into common stock, issued within one year of the initial public offering. Fully diluted EPS is presented when it differs by more than three percent.

Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128") was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period EPS to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U. S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS. There are no differences in EPS calculated under SFAS No. 128 and that presented in the Consolidated Statements of Operations for the three month periods ended March 31, 1996 and 1997, as calculated in accordance with Accounting Principals Bulletin No. 15, "Earnings per Share."

Supplemental Disclosure Of Cash Flow Information

Cash payments for income taxes were $-0- and approximately $44,000 during the three months ended March 31, 1996, and 1997, respectively. Cash payments for interest were $-0- and approximately $29,000 during the three months ended March 31, 1996, and 1997, respectively.

Inventory

Inventory, consisting principally of computer system hardware, components and technical supplies, is stated at the lower of cost (determined on the first-in, first-out method) or market.

2.  Line of Credit
    --------------

The Company has a financing agreement which provides for a line of credit that permits maximum allowable borrowings of $7.5 million. Borrowings bear interest at either prime or Euro-rate plus 1-1/2% and are payable upon demand. The maturity date is May 31, 1997, and borrowings are guaranteed by certain shareholders of the Company, for which they receive a guarantee fee equal to the difference between 15% and the rate accrued on borrowings under the line of credit. No borrowings are permitted on the line of credit subsequent to December 31, 1996. There was no balance outstanding on the line of credit as of that date or during the three months ended March 31, 1997.


3.  Equity Transactions
    -------------------

During the three months ended March 31, 1997, options to purchase 27,500 shares of common stock were awarded under the Company's 1996 Stock Plan. There were no other equity transactions.


4.  Subsequent Events
    -----------------

Subsequent to March 31, 1997, the following transaction has occurred:

i. Creation and approval of the Company's 1997 Stock Plan under which up to 300,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers, other employees, consultants and advisors (including non-employee directors) of the Company.

Item 2.


                       Allin Communications Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three-month periods ended March 31, 1997 and 1996. This discussion should be read in connection with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Overview

     Allin Communications Corporation (the "Company") was organized under the laws of the State of Delaware in July 1996 to act as a holding Company for five operating subsidiaries which will focus on particular aspects of the Company's business: SeaVision, Inc., a Delaware corporation ("SeaVision"), PhotoWave, Inc., a Delaware corporation ("Photowave"), SportsWave, Inc., a Pennsylvania corporation ("SportsWave"), Kent Consulting Group, Inc., a California corporation ("KCG"), and Netright, Inc., a California corporation ("Netright"). All such subsidiaries, as well as Allin Holdings Corporation, a Delaware corporation and non-operating subsidiary, are wholly owned by the Company. Unless the context otherwise requires, all references herein to the "Company" refer to Allin Communications Corporation and its subsidiaries.

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

     The Company's ITV System permits a user to access the transactional and other services offered on the system by using a handheld television remote control to make selections from easy-to-use menus on a television screen that may be located in a user's cruise ship cabin, hotel room or other individual station, or in a centrally located kiosk. Users can limit access to various pay services by utilizing lock out codes and password procedures. The system currently operates in six languages: English, Spanish, French, Italian, German and Portuguese.

     The Operating Subsidiaries. SeaVision was formed in June 1994 and focuses on the travel and leisure industry. SeaVision became a subsidiary of the Company in August 1996 through a merger. Its operations to date have involved the development of an interactive media and information platform and the installation and operation of ITV systems in the international cruise industry. SeaVision has become a significant supplier of ITV systems to the cruise industry. The Company has contracts in place to provide ITV services to each of Carnival Cruise Lines, Celebrity Cruises, Inc., Cunard Lines Limited
("Cunard"), Norwegian Cruise Lines and Royal Caribbean Cruises Ltd. and at March 31, 1997 had a total of seven systems in operation on cruise ships with an annual capacity of approximately 664,000 passengers. In addition, SeaVision offers shipboard systems integration services and in March 1997 completed the installation of a new television distribution and broadcast system aboard Cunard's Queen Elizabeth 2.

     PhotoWave was formed as a subsidiary of the Company in August 1996 to pursue the development and marketing of digital imaging services, and currently applies the Company's proprietary interactive media and information platform in this emerging industry.

     SportsWave, formerly International Sports Marketing, Inc., was formed in 1989 and was acquired by the Company in November 1996. SportsWave provides a full range of sports marketing and promotion services such as promotions, premiums, corporate incentive programs and event marketing and licensing. Additionally, SportsWave is currently developing adaptations of the Company's interactive media and information platform for possible use in sports venues and a mobile media center for deployment to sporting and other promotional events.

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

     The Company's historical results of operations reflect the operations of SeaVision for the three-month period ended March 31, 1996 and for all companies for the three month period ended March 31, 1997.


Results of Operations:
---------------------

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996

     For the three month period ended March 31, 1997, the Company reported revenue of $4,082,000 versus $79,000 for the three months ended March 31, 1996. PhotoWave was formed in August 1996, and SportsWave, KCG and Netright were acquired in November 1996. Accordingly a comparison of revenue for those companies for the periods ended March 31, 1997 and March 31, 1996 is not meaningful.

     As of March 31, 1997, SeaVision had installed its ITV system on nine cruise ships and activated the system on seven ships with an annual passenger capacity of approximately 664,000, based on their itineraries and passenger configurations at that time. As of March 31, 1996, SeaVision had installed and activated its ITV system on two cruise ships with an annual passenger capacity of approximately 151,000.

     Total revenue for SeaVision for the three months ended March 31, 1997 was $2,585,000 including $175,000 for pay-per-view movies, $105,000 for games of chance, $2,203,000 for systems integration contracts, and $102,000 for advertising and other revenue. For the period ended March 31, 1996, total SeaVision revenue was $79,000, including $41,000 for pay-per-view movies, $37,000 for games of chance and $1,000 in other revenue.

     Direct Costs for SeaVision for the period ended March 31, 1997 were $1,701,000, including $68,000 for pay-per-view movies and $1,632,000 for systems integration contracts. Direct costs for SeaVision the three months ended March 31, 1996 were $19,000 and related primarily to cost of sales for the video-on-demand module.

     For the three months ended March 31, 1997, SportsWave realized revenues of $733,000 and direct costs of $508,000. KCG, during the same period, recognized revenues of $693,000 with direct costs of $436,000. NetRight had sales totalling $65,000 with direct costs of $58,000. PhotoWave realized $2,000 of revenue during the period.

     During the three months ended March 31, 1997, selling, general and administrative expenses, excluding depreciation and amortization, increased to $3,275,000 from $671,000 for the corresponding period in 1996. This increase is attributable primarily to the costs of additional personnel as the Company continued to move from the developmental stage to the implementation stage of its ITV system as well as the addition of PhotoWave, SportsWave, KCG and Netright. Included in selling, general and administrative expenses for the three month period ended March 31, 1997 was $205,000 in research and development expense. For the same period in 1996, no research and development expense was recognized with $145,000 being capitalized. For the three months ended March 31, 1997, a total of $272,000 in research and development expense was capitalized related to PhotoWave operations.

     Depreciation and amortization expense increased to $873,000 during the three months ended March 31, 1997 as compared to $88,000 in the corresponding period in 1996, principally as a result of the completed installation of additional ITV systems, $430,000 of amortization related to the November 1996 purchase of KCG and SportsWave, and $85,000 related to companies other than SeaVision.

     The Company's operating loss was $2,769,000 for the three months ended March 31, 1997, as compared to $699,000 for the three months ended March 31, 1996. This increase is attributable primarily to the costs of additional personnel and infrastructure as the Company continued to move from the developmental stage to the implementation stage of its ITV system in SeaVision and supported the development of Photowave and SportsWave. The Company realized net interest income of $177,000 for the three months ended March 31, 1997 as compared to interest expense of $201,000 in the three months ended March 31, 1996, relating to accrued interest on stockholder loans, which was accrued but unpaid during the period. The Company sustained a net loss of $2,592,000 during the three months ended March 31, 1997, compared to a net loss of $900,000 for the three months ended March 31, 1996, as a result of the increased operating losses discussed above.

Liquidity and Capital Resources

     From its organization in June 1994 through May 31, 1996, the working capital needs of the Company were funded through stockholder loans. On May 31, 1996, SeaVision entered into a line of credit with Integra Bank (now National City Bank). The maximum amount of borrowing initially allowed under the line of credit was $5 million, none of which was outstanding as of March 31, 1997. On October 28, 1996, the maximum amount of borrowing allowed under the line of credit was increased to $7.5 million. The amount outstanding at closing of the initial public offering on November 6, 1996 was $6 million, which was repaid coincident with the closing. The initial funding under the line of credit occurred May 31, 1996 and was in the amount of $4.3 million, $3.6 million of which was used to repay a portion of the principal amount of stockholder loans. The Company may choose between two rates of interest at each funding date, the Prime Rate or the Euro-Rate (as defined in the Amended and Restated Line of Credit Note dated October 28, 1996) plus one and one-half percent. The remaining amounts funded under the line of credit have been used as general working capital in the operation of the Company. The line of credit expires on May 31, 1997 and is guaranteed by certain stockholders of the Company. The guarantors are entitled to a guarantee fee from the Company equal to the difference between 15% per annum and the rate which the Company is charged under the terms of the line of credit. No borrowings are permitted on the line of credit subsequent to December 31, 1996. There was no balance outstanding at that date or at any time during the three months ended March 31, 1997. The Company is currently continuing negotiations with National City Bank and two other banks to provide a line of credit in an amount equal to or greater than the line of credit described above. There can be no assurances, however, that these negotiations will result in an extension of credit to the Company on terms favorable to the Company or at all.

     At March 31, 1997, the Company had cash and liquid cash equivalents of $10,674,000 available to meet its working capital and operational needs.

     The Company recognized an operating loss during the three months ended March 31, 1997, and the Company's business will require substantial capital investment on an ongoing basis to finance its expansion in the travel and leisure industry and for the implementation of its business plans for PhotoWave and the businesses acquired in November 1996. Capital expenditures were $1.7 million during the three months ended March 31, 1997. The Company expects to incur capital expenditures of approximately $3.0 million during the remainder of the year ending December 31, 1997 which is less than the original expectation for 1997, as a result of an ongoing evaluation of the Company's business plan. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending primarily upon the number of new contracts, if any, for installation of its ITV systems and shipboard systems integration entered into by the Company, the costs of such installations and the rate of implementation of the PhotoWave and SportsWave business plans. The Company currently intends to limit its cruise line installations to eleven ships, which are expected to be completed before the end of the second quarter. SeaVision currently is in the process of renegotiating its cruise line contracts to include revenue from shore excursion ticket sales and other modifications designed to improve SeaVisions ITV Platform revenue. If these negotiations are successful, the Company will selectively continue cruise line installations. There can be no assurances, however, that the Company will be able to successfully renegotiate cruise line contracts for more favorable terms. The Company has also sharply curtailed further development in SportsWave beyond the current prototype of the VuWit project. The VuWit is a hand held wireless interactive terminal intended for usage at arenas, stadiums and other sports venues to retrieve sports scores and statistics, view other broadcast feeds and advertisements, and purchase concession items. PhotoWave will emphasize operational improvement of revenue from both its mobile digital platform as well as fixed site event digital photography and curtail further development of its technology until the revenue streams are proven.

     The Company believes, in light of the modifications to its business plan discussed in the preceeding paragraph, that the net proceeds from its initial public stock offering, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 24 months. If cash generated by operations, together with the net proceeds of the offering, were insufficient to satisfy the Company's cash requirement, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurance can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

     SportsWave has been notified by the Major League Baseball Players Alumni ("MLBPA"), that MLBPA does not wish to renew its present contract with SportsWave, which expires on December 31, 1998. MLBPA has indicated, however, that it is willing to negotiate a contract for the period beginning January 1, 1999. The Company intends to pursue negotiations with MLBPA for a contract renewal, although there can be no assurance that the Company will be successful or that the terms of any contract renewal will be favorable to the Company. The Company does not believe this matter will have a material adverse effect on the Company's business, financial condition or results of operations.


Special Note on Forward-Looking Statements

     Certain statements in the preceding discussion and analysis constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things:

     Limited Operating History. The Company was not organized until July 1996 and did not until November 1996 conduct any operations as a combined entity consisting of the businesses of SeaVision, PhotoWave, SportsWave and KCG. Furthermore, SeaVision has been in operation only since 1994 and has concentrated on developing its media and information platform and ITV system and on securing contracts to install and operate the ITV system on cruise ships. To date, SeaVision is operating its ITV system in only seven installations, and as a result, revenue generated by the ITV system has not been significant. Although SeaVision, SportsWave and KCG have had prior relationships, there can be no assurance that the Company will be able to integrate the businesses successfully. Because SeaVision has only a limited operating history and the Company has only a limited operating history as a combined entity, there can be no assurance that the Company will succeed in implementing its strategy for development and growth or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1995 and 1996 and the three months ended March 31, 1997 and, as of March 31, 1997, had an accumulated deficit of $13.9 million. SeaVision has recognized net losses since inception in 1994 primarily because of the limited revenue generated during its start-up phase. During the start-up phase, the Company has researched, developed and installed the only ITV system presently in use in the cruise industry, and has incurred substantial costs in doing so. The Company anticipates that it will continue to incur losses at least through 1997, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

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


Effect of Recently Issued Accounting Standards

     Financial Accounting Standards Board Statement No.128, "Earnings Per Share" ("SFAS No. 128") was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share ("EPS") data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS. There are no differences in EPS calculated under SFAS No. 128 and that presented in the Consolidated Statements of Operations for the three month periods ended March 31, 1996 and 1997, as calculated in accordance with Accounting Principals Bulletin No. 15, "Earnings per Share."

     Financial Accounting Standards Board Statement No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding the entity's capital structure. SFAS No. 129 will specify the disclosures, for all companies, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1997 and does not anticipate that the statement will have a significant impact on its disclosures.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits.

Exhibit
Number                  Description of Exhibit
-------                 ----------------------

11                Computation of Earnings per Share.

27                Financial Data Schedule

         (b)  Reports on Form 8-K.

              No report on Form 8-K was filed by the Company during the quarter ended March 31, 1997.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALLIN COMMUNICATIONS CORPORATION
                                  (Registrant)

Date: May 14, 1997                By:  /s/   Richard W. Talarico
                                       -------------------------
                                       Richard W. Talarico
                                       Chairman and Chief Executive Officer


Date: May 14, 1997                By:  /s/   Jon E. VanAmringe
                                       -----------------------
                                       Jon E. VanAmringe
                                       Chief Financial Officer

Allin Communications Corporation
Form 10-Q
March 31, 1997
Exhibit Index


Exhibit
Number                  Description of Exhibit
-------                 ----------------------

11                Computation of Earnings per Share.

27                Financial Data Schedule