Form 10-Q
period 1997-06-30
ALLIN COMMUNICATIONS CORP
filed 1997-08-12
CIK 1020391

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  June 30, 1997

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

                              As of August 4, 1997

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

      Item 3.  Quantitative and Qualitative Disclosure about Market    Page  18
               Sensitive Instruments


Part II -  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders     Page  19

      Item 5.  Other Information                                       Page  20

      Item 6.  Exhibits and Reports on Form 8-K                        Page  21

Signatures                                                             Page  22

Part I - Financial Information

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                              (Dollars in thousands)
                          (Unaudited at June 30, 1997)

                                                                                December 31,             June 30,
                                                                                    1996                   1997
                                                                             -----------------       ------------------

                  ASSETS

Current assets:
          Cash and cash equivalents                                          $         16,227        $           7,164
          Accounts receivable, net of allowance for doubtful
                  accounts of $-0- and $54                                              1,169                    2,940
          Inventory                                                                        53                       39
          Prepaid expenses                                                                477                      797
                                                                             -----------------       ------------------
                  Total current assets                                                 17,926                   10,940

          Property and equipment, at cost:
          Leasehold improvements                                                           48                      341
          Furniture and equipment                                                       1,227                    1,804
          On-board equipment                                                            4,312                    6,396
          Construction-in-progress                                                      2,329                    2,427
                                                                             -----------------       ------------------
                                                                                        7,916                   10,968
          Less--accumulated depreciation                                                 (911)                  (1,745)
                                                                             -----------------       ------------------
                                                                                        7,005                    9,223

          Assets held for resale                                                          624                     ---
          Other assets, net of accumulated amortization of
                  $728 and $1,832                                                       7,122                    6,603
                                                                             -----------------       ------------------

Total assets                                                                 $         32,677        $          26,766
                                                                             =================       ==================



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Notes payable                                                      $             69        $              59
          Accounts payable                                                              1,768                      405
          Accrued liabilities:
                  Compensation and payroll taxes                                          233                      761
                  Other                                                                   601                    1,112
          Deferred revenues                                                               509                    1,404
          Customer deposits                                                               695                     ---
                                                                             -----------------       ------------------

                  Total liabilities                                                     3,875                    3,741

Series A convertible, redeemable preferred stock, par
          value $.01 per share - authorized 100,000 shares,
          issued and outstanding 25,000 shares                                          2,480                    2,500

Shareholders' equity:
          Common stock, par value $.01 per share - authorized
                  20,000,000 shares, issued and
                  outstanding 5,184,067 shares                                             52                       52
          Additional paid-in-capital                                                   37,905                   37,905
          Deferred compensation                                                          (377)                    (311)
          Retained deficit                                                            (11,258)                 (17,121)
                                                                             -----------------       ------------------
                  Total shareholders' equity                                           26,322                   20,525
                                                                             -----------------       ------------------

Total liabilities and shareholders' equity                                   $         32,677        $          26,766
                                                                             =================       ==================


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)


                                                   Three Months   Three Months   Six Months      Six Months
                                                       Ended         Ended         Ended           Ended
                                                      June 30,      June 30,      June 30,        June 30,
                                                       1996           1997          1996            1997
                                                   ------------   -----------   ------------    -----------
                                                    (Unaudited)   (Unaudited)                   (Unaudited)
Revenue                                            $       84       $   2,543     $       163   $     6,625

Cost of sales                                              21           1,383              40         4,086
                                                   ----------       ---------     -----------    ----------

Gross profit                                               63           1,160             123         2,539

Selling, general & administrative                       1,408           4,370           2,167         8,518
                                                   ----------       ---------     -----------    ----------

Loss from operations                                   (1,345)         (3,210)         (2,044)       (5,979)

Interest expense (income), net                            267            (106)            468          (283)
                                                   ----------       ---------     -----------    ----------

Loss before provision for income taxes                 (1,612)         (3,104)         (2,512)       (5,696)

Provision for income taxes                               ---               48            ---             48
                                                   ----------       ---------     -----------    ----------

Net loss                                               (1,612)         (3,152)         (2,512)       (5,744)

Accretion and dividends on preferred stock               ---               55            ---            119
                                                   ----------       ---------     -----------    ----------

Net loss attributable to common shareholders       $   (1,612)      $  (3,207)    $    (2,512)   $   (5,863)
                                                   ==========       =========     ===========    ==========

Net loss per common share                          $    (0.62)      $   (0.62)    $     (0.96)   $    (1.13)
                                                   ==========       =========     ===========    ==========

Weighted average common and common equivalent
          shares outstanding during the period      2,603,385       5,184,067       2,603,385     5,184,067
                                                   ==========      ==========      ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                     (Dollars in thousands)
                          (Unaudited)

                                                                                   Six Months               Six Months
                                                                                      Ended                    Ended
                                                                                     June 30,                 June 30,
                                                                                       1996                     1997
                                                                                   ---------                ---------
Cash flows from operating activities:
          Net loss                                                                   $ (2,512)                $ (5,744)
          Adjustments to reconcile net loss to net cash flows
             from operating activities:
                  Depreciation and amortization                                           350                    1,990
                  Accrued interest on shareholder notes payable                           414                     ---
                  Amortization of deferred compensation                                   ---                       67
                  Loss from sale of assets                                                ---                       13
          Changes in certain assets and liabilities:
                  Accounts receivable                                                     (37)                  (1,771)
                  Related party receivable                                                (10)                    ---
                  Inventory                                                               ---                       14
                  Prepaid expenses                                                       (116)                    (320)
                  Software development costs                                             (130)                    (469)
                  Other assets                                                            ---                      483
                  Accounts and notes payable                                              402                   (1,373)
                  Accrued liabilities                                                     133                    1,039
                  Deferred revenues                                                       ---                      895
                  Customer deposits                                                       ---                     (695)
                                                                             -----------------       ------------------
             Net cash flows from operating activities                                  (1,506)                  (5,871)
                                                                             -----------------       ------------------

Cash flows from investing activities:
          Proceeds from sale of assets                                                    ---                       31
          Capital expenditures                                                         (1,472)                  (3,223)
                                                                             -----------------       ------------------
             Net cash flows from investing activities                                  (1,472)                  (3,192)
                                                                             -----------------       ------------------

Cash flows from financing activities:
          Proceeds from shareholder notes payable                                       2,128                     ---
          Proceeds from line of credit                                                  4,850                     ---
          Payments on shareholder notes payable                                        (3,621)                    ---
                                                                             -----------------       ------------------
             Net cash flows from financing activities                                   3,357                     ---
                                                                             -----------------       ------------------

Net change in cash and cash equivalents                                                   379                   (9,063)
Cash and cash equivalents, beginning of period                                            193                   16,227
                                                                             -----------------       ------------------
Cash and cash equivalents, end of period                                             $    572                 $  7,164
                                                                             =================       ==================



The accompanying notes are an integral part of these consolidated financial statements.

               Allin Communications Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

  The information contained in these financial statements and notes for the three and six month periods ended June 30, 1996 and 1997 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1995 and 1996, contained in Allin Communications Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

  Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128") was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period EPS to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS. There are no differences in EPS calculated under SFAS No. 128 and that presented in the Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1997, as calculated in accordance with Accounting Principals Bulletin No. 15, "Earnings per Share."

  Supplemental Disclosure Of Cash Flow Information

  Cash payments for income taxes were $-0- and approximately $56,000 during the three months ended June 30, 1996 and 1997, respectively. Cash payments for interest were approximately $23,000 and $-0- during the three months ended June 30, 1996 and 1997, respectively.

  Cash payments for income taxes were $-0- and approximately $100,000 during the six months ended June 30, 1996 and 1997, respectively. Cash payments for interest were approximately $23,000 and $29,000 during the six months ended June 30, 1996 and 1997, respectively.

  Inventory

  Inventory, consisting principally of computer system hardware, components and technical supplies, is stated at the lower of cost (determined on the first-in, first-out method) or market.


2. Accrual for Severance Costs
   ---------------------------

  An accrual of approximately $300,000 has been recorded as of June 30, 1997 to establish a liability for severance costs associated with workforce reductions.

3. Equity Transactions
   -------------------

  During the three months ended June 30, 1997, the Company's Board of Directors approved the creation of the Company's 1997 Stock Plan under which up to 300,000 shares of common stock may be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers, other employees, consultants and advisors (including non-employee directors) of the Company.

  During the three months ended June 30, 1997, options to purchase 30,900 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. There were no options awarded under the 1996 Stock Plan during this period. Options to purchase 199,150 shares of common stock remain outstanding as of June 30, 1997.

Item 2.


                        Allin Communications Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three and six month periods ended June 30, 1997 and 1996. This discussion should be read in connection with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Overview of Organization, Products & Markets

     Allin Communications Corporation (the "Company") was organized under the laws of the State of Delaware in July 1996 to act as a holding company for five operating subsidiaries which focus on particular aspects of the Company's business: SeaVision, Inc., a Delaware corporation ("SeaVision"), PhotoWave, Inc., a Delaware corporation ("PhotoWave"), SportsWave, Inc., a Pennsylvania corporation ("SportsWave"), Kent Consulting Group, Inc., a California corporation ("KCG"), and Netright, Inc., a California corporation ("Netright"). All such subsidiaries, as well as Allin Holdings Corporation, a Delaware corporation and non-operating subsidiary, are wholly owned by the Company. Unless the context otherwise requires, all references herein to the "Company" refer to Allin Communications Corporation and its subsidiaries.

     Allin Communications Corporation is a media and technology company, which combines advanced technology capabilities with focused marketing skills in a variety of niche markets. The Company provides customized interactive television ("ITV"), digital imaging and other communications, information and media services to users in the travel and leisure and sports marketing and promotion industries. Many of these services are provided through the use of the Company's proprietary interactive media and information platform which was created to run on the Microsoft Windows NT operating system. The platform includes a multimedia digital file server and Windows-based software applications, and features high resolution and animated graphics, compressed full motion video, superior quality audio and flexible input capacity. The Company's platform features rapid response and real time interfacing with a variety of third party software and systems permitting the immediate execution and confirmation of transactions. The platform, which received an applications development award from Microsoft in 1995, can provide its media and imaging services over a variety of network architectures, including the Internet, telephone and cable television systems, and other public and private communications networks.

     The Company's ITV system offers customers a variety of interactive services through separate system modules. The pay services currently offered are video-on-demand, shopping and games of chance. Free-to-user services provided to date include event ticketing, informational messages, account review and room service. Free services have historically been provided to enhance the usefulness of the system, afford the Company a competitive advantage in marketing its system, and attract users to other services offered on the Company's system.

     The Operating Subsidiaries. SeaVision was formed in June 1994 and focuses on the travel and leisure industry. SeaVision became a subsidiary of the Company in August 1996 through a merger. Its operations to date have involved the development of an interactive media and information platform and the installation and operation of ITV systems in the international cruise industry. SeaVision has become a significant supplier of ITV systems to the cruise industry. The Company has contracts in place to provide ITV services to each of Carnival Cruise Lines ("Carnival"), Celebrity Cruises, Inc. ("Celebrity"), Cunard Lines Limited, Norwegian Cruise Lines ("Norwegian") and Royal Caribbean International ("Royal Caribbean"). At June 30, 1997, a total of nine systems were in operation on cruise ships with an annual capacity of approximately 865,000 passengers. SeaVision also offers and performs shipboard systems integration services.

     PhotoWave was formed as a subsidiary of the Company in August 1996 to pursue the development and marketing of digital imaging services, and currently applies the Company's proprietary interactive media and information platform on a limited basis in this emerging industry.

     SportsWave, formerly International Sports Marketing, Inc., was formed in 1989 and was acquired by the Company in November 1996. SportsWave provides a full range of sports marketing and promotion services such as promotions, premiums, corporate incentive programs and event marketing and licensing. Additionally, SportsWave is currently seeking opportunities to develop adaptations of the Company's interactive media and information platform for possible use in sports venues and as a mobile media center for deployment to sporting and other promotional events.

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

     The Company's historical results of operations reflect the operations of SeaVision for the three- and six-month periods ended June 30, 1996 and for all companies for the three- and six-month periods ended June 30, 1997.


Overview of the Company's Operations for the Quarter Ended June 30,1997
-----------------------------------------------------------------------

     During the quarter ended June 30, 1997, the Company's management completed a thorough evaluation of operating results, marketing efforts, technological developments and the impact that external market forces have had on the Company's operations. This evaluation resulted in significant changes in the Company's operations including streamlining the Company's product focus, the pace of technological development, workforce size, and marketing initiatives. This overview section provides discussion of these changes. Certain of these changes may affect the Company's future results of operations and financial condition more significantly than they have to date; however, such effect, if any, cannot be quantified at this time. Detailed comparisons of results of operations for the three- and six-month periods ended June 30, 1997 and the same periods of the prior year and discussion of liquidity and capital resources can be found immediately following this overview.

SeaVision Operations and Cruise Line Contract Status

     The number of SeaVision's installed and operating ITV systems had increased from three at the time of the Company's initial public offering in November 1996 to nine as of June 30, 1997. The increase in both the number of systems operating and the lengthening time periods for which historical results are available have given management more comprehensive data for evaluating the ITV systems' economic performance. Revenue and operating income have been less than original expectations, in part because significant advertising revenue has not been realized and revenue derived from the digital photography module to date has been minimal. The Company continues to pursue negotiations with various advertisers and, during the second quarter of 1997, engaged an agency specializing in transportation industry media advertising in this regard. Compensation for the advertising agency will be substantially on a commission basis. There can be no assurance, however, that any contracts resulting in advertising revenue will result from the Company's negotiations or the efforts of its advertising agency.

     SeaVision has implemented several initiatives designed to increase revenue on operational cruise ship systems. Included have been price increases for pay-per-view movies, improvements in and refinements to movie selections and increases to the gaming minimum buy-in and wager default. Based on the limited time period since implementation of these initiatives, results indicate an incremental increase in pay-per-view and gaming revenues, although there can be no assurance that these initiatives will continue to result in increased revenue. SeaVision plans to implement additional initiatives to improve revenue from pay-per-view movies and gaming during the third and fourth quarters of 1997, including additional changes to movie content and selections, additional options for movie purchases, higher wagering options, the addition of a new game of chance and promotional and usage incentives for the games of chance module. There can be no assurance, however, that these initiatives will result in increased revenue or operating income from the ship systems.

     During the quarter ended June 30, 1997, SeaVision began the process of renegotiating its existing contracts with its clients Carnival, Celebrity, Norwegian, and Royal Caribbean. Included in the discussions are methods for enhancing SeaVision revenue such as transactional fees for cruise line services, guaranteed in-cabin revenue targets, the sharing of system operation costs and increased cruise line capital commitments for new system installations as well as existing systems. SeaVision intends to discontinue new system installations after completion of those under firm commitment pending the results of the contract renegotiation initiatives. Two additional systems under firm commitment are expected to be activated in the third quarter of 1997. This approach has been adopted so that additional capital outlays for ship ITV systems will only be made when the prospects for profitable system operation can be more reasonably expected. While substantive discussions are currently underway, there can be no assurance that SeaVision will be successful in attaining revised contract terms with the cruise lines, or that revised terms will result in the desired improvements to SeaVision revenue and operating income.

Marketing and Services Agreement with EDS

     In December 1996 and January 1997, the Company and Electronic Data Systems Corporation ("EDS") entered into marketing and services agreements. Under the agreements, EDS was to assist the Company in the marketing of its media and information platform to key sectors of the travel and leisure industry and EDS would provide personnel for installing the Company's ITV system and media and information platform in both shipboard and land-based applications as well as providing technical support for the operational systems. Under these agreements, target figures were set for annual revenue dollars to be obtained by the Company as a result of joint marketing efforts and cost rates were established for EDS personnel to work on shipboard systems and other projects. Joint marketing efforts carried out during the first half of 1997 have not resulted in the Company obtaining contracts for additional installations of its ITV system and media and information platform. Furthermore, as of June 30, 1997, there was no substantive prospect that such joint marketing efforts would lead to contracts being obtained during the second half of 1997 that would approach the agreement targets. Under the services agreements, SeaVision began to utilize EDS personnel for ITV system operation and installation in March 1997. The cost of EDS personnel was significantly higher than had been the compensation and associated costs of SeaVision personnel who earlier had fulfilled the same duties. Evaluation of ongoing activity under the agreements with EDS led the Company's management to the conclusion during the second quarter of 1997 that the lack of progress under the agreements was not resulting in, and did not have any immediate prospect to result in, such additional revenue as to warrant the increased cost of operation being borne by SeaVision. Accordingly, the Company and EDS entered into a Termination Agreement, effective as of July 1, 1997, which terminates the current services and marketing agreements with EDS. Concurrently, the Company and EDS entered into an Amended and Restated Joint Marketing Agreement. This amended agreement calls for each of the parties to cooperate with the other to enhance their respective abilities to market their respective businesses. The amended agreement does not set targets for revenue dollars to be obtained and makes compensation of the Company and EDS negotiable for each contract obtained by one of the parties through joint marketing efforts.


Technological Development

     During the quarter ended June 30, 1997, the Company's management evaluated its plans for research and development activities for various applications of its media and information platform and digital photography technologies.
Factors affecting this evaluation included the historical economic performance of the installed systems, the financial results of the Company and external market forces driving the valuation of the Company's publicly traded common stock. Throughout the Company's first fiscal quarter of 1997 and early in the Company's second fiscal quarter, considerable efforts and resources were directed to research and development of a number of the Company's product lines including, a) SeaVision activity for shore excursion ticketing software, video server integration and hardware development to improve the integration of the media and information platform with radio frequency broadcast and Internet information sources, b) PhotoWave development of ship-based and mobile digital photography systems and Internet-based digital image archival technology and c) SportsWave development of the VuWit system, a handheld wireless interactive terminal designed for use at sports venues.

     In addition to operational initiatives that the Company's management instituted subsequent to a thorough review of its operations, management evaluated research and development projects as to their ability to yield short term economic benefits to the Company. Management determined that the interests of the Company would best be served for the short term through conservation of its liquid resources and a reduction of its non-essential development costs. SeaVision has curtailed development projects related to its ITV systems with the exception of certain hardware projects intended to result in short term cost savings. PhotoWave research and development has been limited to that necessary to facilitate basic operation of its mobile digital photography system and its Internet based digital imaging archival system. SportsWave research and development has similarly been curtailed until a contract for system installation is obtained. KCG's software development and network systems consultants had been responsible for a significant portion of ongoing research and development activities. The majority of the consultants working on the Company's various projects are being redeployed toward consulting projects for third parties. If third-party business can be obtained, this should result in improved revenue and operating income for the consulting services portion of the Company's business, although no assurance can be given that additional third party business will be obtained. KCG's compensation structure is production based so compensation for the consultants in question will not be incurred without corresponding third-party revenue.

Workforce Reductions

     As part of the aforementioned management evaluation, the organizational structures of all of the Company's entities were reviewed and positions were identified that were closely related to curtailed research and development projects, or that were related to activities with operating losses and/or slower growth expectations. The Company eliminated positions representing in excess of 20% of its workforce during the Company's second fiscal quarter. An accrual of approximately $300,000 has been recorded as of June 30, 1997 to establish a liability for severance costs associated with the workforce reductions.


Results of Operations:
---------------------

Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996

     For the three-month period ended June 30, 1997, the Company reported revenue of $2,543,000 versus $84,000 for the three months ended June 30, 1996. PhotoWave was formed in August 1996, and SportsWave, KCG and Netright were acquired in November 1996. Accordingly a comparison of revenue for those companies for the periods ended June 30, 1997 and June 30, 1996 is not meaningful.

     As of June 30, 1997, SeaVision had installed its ITV system on ten cruise ships and activated the system on nine ships with an annual passenger capacity of approximately 865,000, based on their itineraries and passenger configurations at that time. As of June 30, 1996, SeaVision had installed and activated its ITV system on two cruise ships with an annual passenger capacity of approximately 151,000.

     Total revenue for SeaVision for the three months ended June 30, 1997 was $560,000, including $197,000 for pay-per-view movies, $120,000 for games of chance, $238,000 for systems integration contracts and $5,000 in other revenue. For the three months ended June 30, 1996, total SeaVision revenue was $84,000, including $45,000 for pay-per-view movies, $38,000 for games of chance and $1,000 in other revenue.

     Direct costs for SeaVision for the three-month period ended June 30, 1997 were $390,000, including $78,000 for pay-per-view movies and $312,000 for systems integration contracts. The majority of the systems integration revenue and direct costs recognized during this three-month period were associated with one cruise line ITV services contract. Under the terms of the contract, the cruise line had agreed to contribute toward the overall capital cost of the ITV system by assuming ownership of certain installed in-cabin hardware integral to the functioning of the ITV system at an agreed upon price. The actual cost of this equipment was in excess of the agreed upon price, resulting in direct costs for this systems integration component of the project being in excess of the revenue. Under the terms of certain other contracts, SeaVision bears the full cost of this essential hardware. Direct costs for SeaVision for the three months ended June 30, 1996 were $21,000 and related primarily to cost of sales for the video-on-demand module.

     For the three months ended June 30, 1997, SportsWave realized revenue of $1,153,000 and direct costs of $480,000. KCG, during the same period, recognized revenue of $776,000 with direct costs of $469,000. Netright had sales totalling $18,000 with direct costs of $17,000. PhotoWave realized $33,000 of revenue during the period with direct costs of $27,000.

     During the three months ended June 30, 1997, selling, general and administrative expenses, excluding depreciation and amortization, increased to $3,253,000 from $1,146,000 for the corresponding period in 1996. This increase is attributable primarily to the costs of additional personnel as the Company moved from the developmental stage to the operational stage of its ITV system between these periods, as well as the addition of PhotoWave, SportsWave, KCG and Netright operations. This increase also reflects approximately $300,000 of expense recognized during the three months ended June 30, 1997 for severance costs related to workforce reductions. The workforce as of June 30, 1997 after the reductions is still significantly larger than that at June 30, 1996. Included in selling, general and administrative expenses for the three-month period ended June 30, 1997 was $40,000 in research and development expense. For the same period in 1996, $402,000 in research and development expense was recognized. For the three months ended June 30, 1997, a total of $191,000 in research and development relating to PhotoWave operations was capitalized.

     Depreciation and amortization expense increased to $1,117,000 during the three months ended June 30, 1997 as compared to $262,000 in the corresponding period in 1996, principally as a result of the completed installation of additional ITV systems and corporate office leasehold improvements and $430,000 of amortization related to the November 1996 purchase of KCG and SportsWave.

     The Company's operating loss was $3,210,000 for the three months ended June 30, 1997, as compared to $1,345,000 for the three months ended June 30, 1996. This increase is attributable primarily to the costs of additional personnel and infrastructure as the Company moved from the developmental stage to the operational stage of its SeaVision ITV systems between these periods and it reflects the operations of additional entities. The Company realized net interest income of $106,000 for the three months ended June 30, 1997 as compared to interest expense of $267,000 in the three months ended June 30, 1996 relating to accrued interest on stockholder loans, which was accrued but unpaid during the period. Provision for income taxes of $48,000 recognized during the three month period ended June 30, 1997 reflects estimated state income tax expense for certain subsidiaries. The Company sustained a net loss of $3,152,000 during the three months ended June 30, 1997, compared to a net loss of $1,612,000 for the three months ended June 30, 1996, as a result of the increased operating losses discussed above.


Results of Operations:
---------------------

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

     For the six-month period ended June 30, 1997, the Company reported revenue of $6,625,000 versus $163,000 for the six months ended June 30, 1996. As noted above, PhotoWave was formed in August 1996, and SportsWave, KCG and Netright were acquired in November 1996. Accordingly a comparison of revenue for those companies for the six month periods ended June 30, 1997 and June 30, 1996 is not meaningful.

     Total revenue for SeaVision for the six months ended June 30, 1997 was $3,145,000, including $372,000 for pay-per-view movies, $225,000 for games of chance, $2,442,000 for systems integration contracts and $106,000 for advertising and other revenue. For the period ended June 30, 1996, total SeaVision revenue was $163,000, including $86,000 for pay-per-view movies, $75,000 for games of chance and $2,000 in other revenue.

     Direct costs for SeaVision for the six-month period ended June 30, 1997 were $2,092,000, including $146,000 for pay-per-view movies and $1,945,000 for systems integration contracts. Direct costs for SeaVision for the six months ended June 30, 1996 were $40,000 and related primarily to cost of sales for the video-on-demand module.

     For the six months ended June 30, 1997, SportsWave realized revenue of $1,878,000 and direct costs of $987,000. KCG, during the same period, recognized revenue of $1,469,000 with direct costs of $905,000. Netright had sales totalling $83,000 with direct costs of $76,000. PhotoWave realized $36,000 of revenue during the period with direct costs of $27,000.

     During the six months ended June 30, 1997, selling, general and administrative expenses, excluding depreciation and amortization, increased to $6,528,000 from $1,817,000 for the corresponding period in 1996. This increase is attributable primarily to the costs of additional personnel as the Company moved from the developmental stage to the operational stage of its ITV system between the two periods, as well as the addition of PhotoWave, SportsWave, KCG and Netright operations. The increase also reflects approximately $300,000 of severance costs recorded in the 1997 period, as discussed above in the three-month period analysis. Included in selling, general and administrative expenses for the six-month period ended June 30, 1997 was $136,000 in research and development expense. This amount reflects expenses for the six month period net of a reallocation of an elimination entry for intercompany services which recategorized $109,000 of expenses within the selling, general and administrative category. For the same period in 1996, $401,000 of research and development expense was recognized with $145,000 being capitalized. For the six months ended June 30, 1997, a total of $463,000 in research and development relating to PhotoWave operations was capitalized.

     Depreciation and amortization expense increased to $1,990,000 during the six months ended June 30, 1997 as compared to $350,000 in the corresponding period in 1996, principally as a result of the completed installation of additional ITV systems and corporate office leasehold improvements and $860,000 of amortization related to the November 1996 purchase of KCG and SportsWave.

     The Company's operating loss was $5,979,000 for the six months ended June 30, 1997, as compared to $2,044,000 for the six months ended June 30, 1996.
This increase is attributable primarily to the costs of additional personnel and infrastructure as the Company moved from the developmental stage to the operational stage of its SeaVision ITV systems between the two periods and supported the development of Photowave and SportsWave. It also reflects the operations of additional entities. The Company realized net interest income of $283,000 for the six months ended June 30, 1997 as compared to interest expense of $468,000 in the six months ended June 30, 1996, relating to accrued interest on stockholder loans, which was accrued but unpaid during the period. Provision for income taxes of $48,000 recognized during the 1997 period reflects estimated state income tax expense for certain subsidiaries. The Company sustained a net loss of $5,744,000 during the six months ended June 30, 1997, compared to a net loss of $2,512,000 for the six months ended June 30, 1996, as a result of the increased operating losses discussed above.


Liquidity and Capital Resources

     From its organization in June 1994 through May 31, 1996, the working capital needs of the Company were funded through stockholder loans. On May 31, 1996, SeaVision entered into a line of credit with Integra Bank (now National City Bank). The maximum amount of borrowing initially allowed under the line of credit was $5 million. On October 28, 1996, the maximum amount of borrowing allowed under the line of credit was increased to $7.5 million. The amount outstanding at closing of the initial public offering on November 6, 1996 was $6 million, which was repaid coincident with the closing. The initial funding under the line of credit occurred May 31, 1996 and was in the amount of $4.3 million, $3.6 million of which was used to repay a portion of the principal amount of stockholder loans. The remaining amounts funded under the line of credit were used as general working capital in the operation of the Company. The line of credit expired on May 31, 1997 and was guaranteed by certain stockholders of the Company. The guarantors were entitled to a guarantee fee from the Company equal to the difference between 15% per annum and the rate which the Company was charged under the terms of the line of credit. No borrowings were permitted on the line of credit subsequent to December 31, 1996 and there was no balance outstanding under the line of credit at that date. The Company is not currently in negotiation for a line of credit.

     At June 30, 1997, the Company had cash and liquid cash equivalents of $7,164,000 available to meet its working capital and operational needs.

     The Company recognized an operating loss during the six months ended June 30, 1997 of $5,979,000. Capital expenditures were $3.2 million during the six months ended June 30, 1997. Given its resources in hand, its operating results and the absence of in-place third party financing, the Company has taken steps to reduce its cash expenditures significantly. These include a moratorium on additional installations of shipboard ITV systems, curtailment of research and development activities and significant workforce reductions, each as discussed in detail above under the heading "Overview of the Company's Operations during the Quarter Ended June 30,1997". These steps have reduced the Company's anticipated capital expenditures to approximately $500,000 during the remainder of the year ending December 31, 1997. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending primarily upon the Company's success in obtaining renegotiated contracts with cruise lines regarding operation and installation of ITV systems and in obtaining contracts for the installation of SportsWave's VuWit system. SeaVision currently is in the process of renegotiating its cruise line contracts to include revenue from shore excursion ticket sales and other modifications designed to improve SeaVision's ITV platform revenue. Pending the outcome of these negotiations, the Company currently intends to limit its cruise line installations to eleven ships, which are expected to be completed before the end of the third quarter. If these negotiations are successful, the Company will selectively continue cruise line installations. The Company intends to pursue financing of the capital cost of additional installations collateralized by the revised contract revenue stream for a given ship, although there can be no assurance that such financing could be obtained. Furthermore, there can be no assurances that the Company will be able to successfully renegotiate cruise line contracts for more favorable terms. In addition to the moratorium on additional cruise ship ITV system installations, the Company has sharply curtailed further development in SportsWave beyond the current prototype of the VuWit project. PhotoWave will emphasize operational improvement of revenue from both its mobile digital platform as well as fixed site event digital photography and curtail further development of its technology until the revenue streams are proven.

     The Company believes, in light of the modifications to its business plan discussed in the preceding paragraph, that the remaining proceeds from its initial public stock offering, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 18 months. If cash generated by operations, together with the remaining proceeds of the offering, were insufficient to satisfy the Company's cash requirement, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurance can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

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

     Limited Operating History. The Company was not organized until July 1996 and did not until November 1996 conduct any operations as a combined entity consisting of the businesses of SeaVision, PhotoWave, SportsWave and KCG. Furthermore, SeaVision has been in operation only since 1994 and has concentrated on developing its media and information platform and ITV system and on securing contracts to install and operate the ITV system on cruise ships. To date, SeaVision is operating its ITV system in only nine installations, and revenue generated by the ITV system has not been significant. Although SeaVision, SportsWave and KCG have had prior relationships, there can be no assurance that the Company will be able to integrate the businesses successfully. Because SeaVision has only a limited operating history and the Company has only a limited operating history as a combined entity, there can be no assurance that the Company will succeed in implementing its strategy for development and growth or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1995 and 1996 and the six months ended June 30, 1997 and, as of June 30, 1997, had an accumulated deficit of $17.1 million. SeaVision has recognized net losses since inception in 1994 primarily because of the limited revenue generated during its start-up phase. During the start-up phase, the Company has researched, developed and installed the only ITV system presently in use in the cruise industry, and has incurred substantial costs in doing so. The Company anticipates that it will continue to incur losses at least through 1997, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Contract Renegotiations. The Company is currently attempting to renegotiate the economic terms of its ITV system contracts with each of Carnival, Celebrity, Norwegian, and Royal Caribbean to make such terms more favorable to the Company. Included in the discussions are methods for enhancing SeaVision revenue such as transactional fees for cruise line services, guaranteed in-cabin revenue targets, sharing of system operation costs and increased cruise line capital commitments for new system installations as well as for existing systems. Pending satisfactory outcome of such renegotiations, the Company has determined to discontinue new system installations after completion of two additional installations under firm commitment. There can be no assurance that the Company will be successful in renegotiating its contracts with the cruise lines to obtain terms more favorable to the Company or that, if successful, that the revised terms will result in the desired improvements to SeaVision's revenue and operating income. In the event such negotiations are not successful, additional cruise ship ITV installations may not be undertaken on such cruise lines' ships. There can also be no assurance that negotiations could be concluded with other cruise lines for ITV system contracts on terms more favorable than the existing contracts. Additionally, the Company may determine to re-evaluate the ongoing operation of ITV systems currently in place. Any such event could have an adverse effect on the Company's business, financial condition and results of operations.

     Risks Inherent in Development of New Products and Markets. The Company's strategy includes developing new applications for its interactive entertainment and media and information technologies and entering new markets. This strategy presents risks inherent in assessing the value of development opportunities, in committing capital in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. Additionally, management has evaluated its plans for research and development activities for various applications of its media and information platform and digital photography technologies and has determined that the interests of the Company would best be served for the short term through conservation of its liquid resources and a reduction of its non-essential development costs. SeaVision has curtailed development projects related to its ITV systems with the exception of certain hardware projects. PhotoWave research and development has been limited to that necessary to facilitate basic operation of its mobile digital photography system and its Internet-based digital imaging archival system. SportsWave research and development has similarly been curtailed until a contract for system installation has been obtained, and there can be no assurance that any such contract will be obtained. . KCG's software development and network systems consultants had been responsible for a significant portion of ongoing research and development activities. The majority of the KCG consultants are being redeployed toward consulting projects for third parties, although no assurance can be given that additional third-party business will be obtained. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology. There can be no assurance that the Company's new products and applications, if any, will generate additional revenue for the Company or that the Company will successfully penetrate these additional markets.

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

     Risk of Technological Obsolescence. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company's success will depend in part upon its ability to identify promising emerging technologies and to develop, refine and introduce high quality services in a timely manner and on competitive terms. However, as discussed above, the Company has significantly curtailed research and development activity which limits the Company's ability to so identify and develop technologies and services. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved equipment or software systems that could adversely affect the Company's business, financial condition and results of operations.

     Need for Management of Growth.   The Company's growth strategy will require
its management to conduct operations and respond to changes in technology and the market. If the Company's management is unable to manage growth effectively, its business, financial condition and results of operations will be materially adversely affected.

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


Effect of Recently Issued Accounting Standards

     Financial Accounting Standards Board Statement No.128, "Earnings Per Share" ("SFAS No. 128") was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share ("EPS") data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS. There are no differences in EPS calculated under SFAS No. 128 and that presented in the Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1997, as calculated in accordance with Accounting Principals Bulletin No. 15, "Earnings per Share."

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Currently there are no components of comprehensive income which apply to the Company.

Part I  Financial Information

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments


     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The Annual Meeting of the Stockholders of the Company was held on Thursday, May 8, 1997.

(b)  Not Applicable.

(c) The following matters were voted on by the Stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

        (1) Election of Directors for one year terms to hold office until the next annual meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

                  Nominee                 Votes For        Votes Against       Votes Abstaining

             Richard W. Talarico           4,164,677                  0                54,690
             R. Daniel Foreman             4,164,677                  0                54,690
             Brian K. Blair                4,164,677                  0                54,690
             William C. Kavan              4,164,677                  0                54,690
             Paul J. Pasquarelli           4,206,917                  0                12,450
             James C. Roddey               4,164,677                  0                54,690
             Richard S. Trutanic           4,164,677                  0                54,690

        (2) Approval of the Company's 1997 Stock Plan which reserves an aggregate of 300,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. Votes cast were 3,518,445 for approval, 169,990 against approval and 10,180 abstaining.


        (3) Ratification of the Board of Directors' selection of Arthur Andersen LLP to serve as the independent public accountants to examine the financial statements of the Company and its subsidiaries for the year ending December 31, 1997. Votes cast were 4,209,367 for ratification, 100 against ratification, and 9,900 abstaining.

        There were a total of 5,184,067 shares of the Company's Common Stock eligible to vote at the Annual Meeting.

     (d)  Not applicable.

Part II  Other Information

Item 5.  Other Information
         -----------------

Resignation of Director

          On May 9, 1997, Richard S. Trutanic submitted his resignation as a Director of the Company. The Board of Directors has begun the process of identifying qualified candidates to replace Mr. Trutanic.


Resignation of Chief Financial Officer

          In June 1997, Jon E. VanAmringe resigned as the Company's Chief Financial Officer. This decision was jointly reached by the Company's Executive Management and Mr. VanAmringe. Severance costs associated with Mr. VanAmringe's departure have been included in the accrual noted above in Item 2 under Workforce Reductions.

          Dean C. Praskach has been promoted to Vice President-Finance and will assume the duties previously administered by Mr. VanAmringe.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits.

Exhibit
Number        Description of Exhibit
------        ----------------------

10.21 Termination Agreement dated as of July 1, 1997 by and between Allin Communications Corporation and Electronic Data Systems Corporation.

10.22 Amended and Restated Joint Marketing Agreement dated as of July 1, 1997 by and between Allin Communications Corporation and Electronic Data Systems Corporation.

11            Computation of Earnings per Share.

27            Financial Data Schedule

         (b)  Reports on Form 8-K.

              No report on Form 8-K was filed by the Company during the quarter ended June 30, 1997.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALLIN COMMUNICATIONS CORPORATION
                                      (Registrant)

Date: August 11, 1997                 By:  /s/   Richard W. Talarico
                                           --------------------------
                                           Richard W. Talarico
                                           Chairman and Chief Executive Officer


Date: August 11, 1997                 By:  /s/   Dean C. Praskach
                                           ----------------------
                                           Dean C. Praskach
                                           Vice President-Finance and
                                           Chief Accounting Officer

Allin Communications Corporation
Form 10-Q
June 30, 1997
Exhibit Index



Exhibit
Number                              Description of Exhibit
------                              ----------------------

10.21 Termination Agreement dated as of July 1, 1997 by and between Allin Communications Corporation and Electronic Data Systems Corporation.

10.22 Amended and Restated Joint Marketing Agreement dated as of July 1, 1997 by and between Allin Communications Corporation and Electronic Data Systems Corporation.

11               Computation of Earnings per Share

27               Financial Data Schedule