Form 10-Q
period 1997-09-30
ALLIN COMMUNICATIONS CORP
filed 1997-11-12
CIK 1020391

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  September 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number:  0-21395

                       ALLIN COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                           25-1795265
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)          Identification No.)

                 300 Greentree Commons, 381 Mansfield Avenue,
                     Pittsburgh, Pennsylvania  15220-2751
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

                            As of November 3, 1997

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

         Item 3.  Quantitative and Qualitative Disclosure about Market    Page  17
                  Sensitive Instruments


Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds               Page  18

         Item 6.  Exhibits and Reports on Form 8-K                        Page  19

Signatures                                                                Page  20


Part I - Financial Information

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                      (Dollars in thousands)
                              (Unaudited at September 30, 1997)





                                                              December 31,          September 30,
                                                                 1996                   1997
                                                              ------------          ------------
ASSETS
Current assets:
          Cash and cash equivalents                              $16,227               $ 5,975
          Accounts receivable, net of allowance for doubtful
                   accounts of $-0- and $54                        1,169                 2,809
          Inventory                                                   53                    48
          Prepaid expenses                                           477                   375
                                                                 -------               -------
                   Total current assets                           17,926                 9,207

Property and equipment, at cost:
          Leasehold improvements                                      48                   398
          Furniture and equipment                                  1,227                 2,015
          On-board equipment                                       4,312                 7,540
          Construction-in-progress                                 2,329                 1,294
                                                                 -------               -------
                                                                   7,916                11,247
          Less--accumulated depreciation                            (911)               (2,283)
                                                                 -------               -------
                                                                   7,005                 8,964

Assets held for resale                                               624                   103
Other assets, net of accumulated amortization of
          $728 and $2,383                                          7,122                 6,055
                                                                 -------               -------

Total assets                                                     $32,677               $24,329
                                                                 =======               =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Notes payable                                         $     69              $     28
          Accounts payable                                         1,768                   600
          Accrued liabilities:
                   Compensation and payroll taxes                    233                   792
                   Other                                             601                   936
          Deferred revenues                                          509                   957
          Customer deposits                                          695                   ---
                                                                --------               -------

                   Total liabilities                               3,875                 3,313

Series A convertible, redeemable preferred stock, par
          value $.01 per share - authorized 100,000 shares,
          issued and outstanding 25,000 shares                     2,480                 2,500

Shareholders' equity:
          Common stock, par value $.01 per share - authorized
                   20,000,000 shares, issued and
                   outstanding 5,184,067 shares                       52                    52
          Additional paid-in-capital                              37,905                37,905
          Deferred compensation                                     (377)                 (278)
          Retained deficit                                       (11,258)              (19,163)
                                                                --------              --------
                   Total shareholders' equity                     26,322                18,516
                                                                --------              --------

Total liabilities and shareholders' equity                      $ 32,677              $ 24,329
                                                                ========              ========


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


          (Dollars in thousands, except per share data)
                        (Unaudited)





                                                 Three Months       Three Months     Nine Months     Nine Months
                                                    Ended              Ended            Ended           Ended
                                                 September 30,      September 30,    September 30,   September 30,
                                                     1996               1997             1996            1997
                                                 -------------      ------------     -------------   ------------

Revenue                                           $      133        $    3,214        $      296        $    9,839

Cost of sales                                             42             2,045                83             6,131
                                                  ----------        ----------        ----------        ----------

Gross profit                                              91             1,169               213             3,708

Selling, general & administrative                      1,859             3,136             4,026            11,654
                                                  ----------        ----------        ----------        ----------

Loss from operations                                  (1,768)           (1,967)           (3,813)           (7,946)

Interest expense (income), net                           328               (42)              796              (325)
                                                  ----------        ----------        ----------        ----------

Loss before provision for income taxes                (2,096)           (1,925)           (4,609)           (7,621)

Provision for income taxes                               ---                67               ---               115
                                                  ----------        ----------        ----------        ----------

Net loss                                              (2,096)           (1,992)           (4,609)           (7,736)

Accretion and dividends on preferred stock               ---                50               ---               169
                                                  ----------        ----------        ----------        ----------

Net loss attributable to common shareholders      $   (2,096)       $   (2,042)       $   (4,609)       $   (7,905)
                                                  ==========        ==========        ==========        ==========

Net loss per common share                             $(0.81)           $(0.39)           $(1.77)           $(1.52)
                                                  ==========        ==========        ==========        ==========

Weighted average common and common equivalent
  shares outstanding during the period             2,603,385         5,184,067         2,603,385         5,184,067
                                                  ==========        ==========        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands)
                   (Unaudited)

                                                                     Nine Months     Nine Months
                                                                        Ended           Ended
                                                                    September 30,   September 30,
                                                                         1996            1997
                                                                    --------------  --------------

Cash flows from operating activities:
          Net loss                                                       $(4,609)        $(7,736)
          Adjustments to reconcile net loss to net cash flows
             from operating activities:
                   Depreciation and amortization                              585           3,084
                   Accrued interest on shareholder notes payable              558             ---
                   Amortization of deferred compensation                      ---             100
                   Accretion to stated value of preferred stock                15             ---
                   Loss from sale of assets                                   ---              11
          Changes in certain assets and liabilities:
                   Accounts receivable                                        (65)         (1,640)
                   Inventory                                                  ---               5
                   Prepaid expenses                                          (626)            102
                   Software development costs                                (144)           (480)
                   Other assets                                               ---             389
                   Accounts and notes payable                               1,871          (1,209)
                   Accrued liabilities                                        577             742
                   Deferred revenues                                          ---             448
                   Customer deposits                                          ---            (695)
                                                                         --------        --------
             Net cash flows from operating activities                      (1,838)         (6,879)
                                                                         --------        --------

Cash flows from investing activities:
          Proceeds from sale of assets                                        ---              59
          Capital expenditures                                             (4,186)         (3,432)
                                                                         --------        --------
             Net cash flows from investing activities                      (4,186)         (3,373)
                                                                         --------        --------

Cash flows from financing activities:
          Proceeds from shareholder notes payable                           3,628             ---
          Proceeds from line of credit                                      5,000             ---
          Payments on shareholder notes payable                            (3,621)            ---
          Issuance of preferred stock, net of transaction costs               950             ---
                                                                         --------        --------
             Net cash flows from financing activities                       5,957             ---
                                                                         --------        --------

Net change in cash and cash equivalents                                       (67)        (10,252)
Cash and cash equivalents, beginning of period                                193          16,227
                                                                         --------        --------
Cash and cash equivalents, end of period                                 $    126        $  5,975
                                                                         ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

               Allin Communications Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

    The information contained in these financial statements and notes for the three-and nine- month periods ended September 30, 1996 and 1997 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1995 and 1996, contained in Allin Communications Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

    Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128") was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share ("EPS") to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS. There are no differences in EPS calculated under SFAS No. 128 and that presented in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1997, as calculated in accordance with Accounting Principles Bulletin No. 15, "Earnings per Share."

    Supplemental Disclosure Of Cash Flow Information

    Cash payments for income taxes were $-0- and approximately $31,000 during the three months ended September 30, 1996 and 1997, respectively. Cash payments for interest were approximately $89,000 and $-0- during the three months ended September 30, 1996 and 1997, respectively.

    Cash payments for income taxes were $-0- and approximately $131,000 during the nine months ended September 30, 1996 and 1997, respectively. Cash payments for interest were approximately $112,000 and $29,000 during the nine months ended September 30, 1996 and 1997, respectively.

    Dividends of $26,000 and $50,000 were accrued but unpaid during the three-month periods ended September 30, 1996 and 1997, respectively, on Series A convertible, redeemable preferred stock. Dividends of $26,000 and $149,000 were accrued but unpaid during the nine-month periods ended September 30, 1996 and 1997, respectively, on Series A convertible, redeemable preferred stock.

    Inventory

    Inventory, consisting principally of computer system hardware, components and technical supplies, is stated at the lower of cost (determined on the first-in, first-out method) or market.

2.  Accrual for Severance Costs
    ---------------------------

    An accrual of approximately $160,000 has been recorded on September 30, 1997 to establish a liability for severance costs associated with workforce reductions.

3.  Equity Transactions
    -------------------

    There were no options awarded under the Company's 1997 Stock Plan during the three months ended September 30, 1997. See Note 4. Subsequent Events for information concerning options awarded subsequent to this date.

    During the three months ended September 30, 1997, options to purchase 20,750 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. There were no options awarded under the 1996 Stock Plan during this period. Options to purchase 178,400 shares of common stock remain outstanding as of September 30, 1997.

4.  Subsequent Events
    -----------------

    Subsequent to September 30, 1997, the Company awarded 70,050 options for common shares under the Company's 1997 Stock Plan. A total of 29,550 of the options awarded are exercisable at a price of $4.50 per share and 40,500 of the options are exercisable at a price of $7.50 per share. The options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. The right to purchase shares expires seven years from the grant date or earlier if the option holder ceases to be employed by the Company or a subsidiary.

Item 2.


                       Allin Communications Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and nine-month periods ended September 30, 1997 and 1996. This discussion should be read in connection with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

     Allin Communications Corporation is a media, technology and services company which provides customized interactive television ("ITV"), and communications and information systems integration services to users in the international cruise industry. The Company also provides digital photography services to users in both commercial and consumer markets, advanced software design and network solution services to clients in a variety of industries and a full range of sports marketing and promotion services to a diverse clientele.

     Many of the Company's services are oriented around its proprietary interactive media and information platform which was created to run on the Microsoft Windows NT operating system. The platform includes a multimedia digital file server and Windows-based software applications, and features high resolution and animated graphics, compressed full motion video, superior quality audio and flexible input capacity. The Company's platform features rapid response and real time interfacing with a variety of third party software and systems permitting the immediate execution and confirmation of transactions. The platform, which received an applications development award from Microsoft in 1995, can provide its media and imaging services over a variety of network architectures, including the Internet, telephone and cable television systems, and other public and private communications networks.

     SeaVision was formed in June 1994 and focuses on the international cruise industry. SeaVision became a subsidiary of the Company in August 1996 through a merger. Its operations to date have involved the development of an interactive media and information platform, the installation and operation of ITV systems in the international cruise industry, and the provision of communications and information systems integration services primarily to cruise industry clients. SeaVision has become a significant supplier of ITV systems to the cruise industry. The Company has contracts in place to provide ITV services to each of Carnival Cruise Lines ("Carnival"), Celebrity Cruises, Inc. ("Celebrity"), Cunard Line Limited, Norwegian Cruise Line Limited ("Norwegian") and Royal Caribbean International ("Royal Caribbean"). At September 30, 1997, a total of ten systems were in operation on cruise ships with an annual capacity of approximately 948,000 passengers.

     SeaVision's shipboard installations offer customers a variety of interactive services including pay-per-view movies, shopping, games of chance, excursion ticketing, informational messages, account review and room service. SeaVision derives transactional revenue from pay-per-view movies, shopping and games of chance. SeaVision has recently renegotiated its contracts with Celebrity and Royal Caribbean to provide sources of revenue in addition to the recurring onboard transactional revenue. The amended agreement with Celebrity became effective in September 1997 while the amended agreement with Royal Caribbean became effective in October 1997.

     Under the two amended agreements, the cruise lines have agreed to pay management fees to SeaVision for operation and administration of the onboard ITV systems. In addition, SeaVision will bill the cruise lines for expenses related to SeaVision's onboard operators. The foregoing fees represent a new source of revenue for SeaVision which will be reflected in future operating results. As of September 30, 1997, SeaVision operated ITV systems on four Celebrity ships and two Royal Caribbean ships (with a third activated in October 1997). Additionally, SeaVision has agreed to complete the installation of its ITV system onboard Celebrity's m.v. Mercury, which installation is expected to be completed in 1997 at Celebrity's cost. After completion of the installation, Celebrity will own the system hardware and will license the system software. Transactional revenue, management fees, and fees associated with the onboard operator for the m.v. Mercury will be on the same basis as other Celebrity ships.

     SeaVision is currently attempting to renegotiate the economic terms of its ITV system contracts with Carnival and Norwegian to make such terms more favorable to SeaVision. Of the ten ship ITV systems in operation as of September 30, 1997, two were on Carnival ships and one was on a Norwegian ship. Included in the discussions are methods for enhancing SeaVision revenue such as management fees for system operation, charges for system operation costs, and increased cruise line capital commitments for new system installations. During the quarter ended September 30, 1997, Carnival and SeaVision reached a short term arrangement for six months providing for charges to Carnival for system operator costs and certain other system expenses while negotiations continue. There can be no assurance that SeaVision will be successful in renegotiating its contracts with Carnival and Norwegian to obtain terms more favorable to the Company or that, if successful, the revised terms will result in the desired improvements to SeaVision's revenue and operating income.

     The Company has derived communication and information systems integration revenue to date primarily through engagements with the cruise lines utilizing the Company's ITV platform. Services have included integration of the various shipboard communication and information systems including broadcast, property management and inventory control systems with the ITV system as well as retrofit of shipboard broadcast studio and other communications equipment. The Company intends to market fee-based systems integration services utilizing the technological capabilities and advantages of its media and information platform to clients in different industries. There can be no assurance, however, that the Company will be successful at marketing its services to new industries, or that provision of such services will result in improvements to the Company's financial condition and results of operations.

     PhotoWave was formed as a subsidiary of the Company in August 1996 to pursue the development and marketing of digital imaging services, and currently applies the Company's proprietary interactive media and information platform through its mobile interactive digital photography studio. The interactive system allows images to be viewed, customized and produced within the mobile vehicle. Digital images can also be accessed remotely through an Internet website by utilizing the PhotoWave Surfboard access card.

     In November 1996, Kent Consulting Group, Inc., an entity formed in 1994, but which had been operating through a predecessor since 1983, merged with and into a wholly owned subsidiary of the Company, which then changed its name to Kent Consulting Group, Inc. KCG provides varied software design and network solution services to corporate clients in a wide variety of industries and supports the development and technology efforts of the Company. KCG's areas of expertise include ITV platforms, Internet applications, groupware and e-mail applications, networking products and database applications.

     SportsWave, formerly International Sports Marketing, Inc., was formed in 1989 and was acquired by the Company in November 1996. SportsWave's International Sports Marketing division provides a full range of sports marketing and promotion services such as promotions, premiums, corporate incentive programs, event marketing and licensing.

     Netright sells computer-related hardware and software, and was acquired by the Company in November 1996 primarily to support the operations of the Company through its purchasing capabilities and agreements with vendors. Netright's operations are not material to the Company as a whole.

     The Company's historical results of operations reflect the operations of Allin, SeaVision, and PhotoWave for the three- and nine-month periods ended September 30, 1996 and for all companies for the three- and nine-month periods ended September 30, 1997.

Results of Operations:
---------------------

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     For the three-month period ended September 30, 1997, the Company reported revenue of $3,214,000 versus $133,000 for the three months ended September 30, 1996. All revenue during the 1996 period was derived from SeaVision.
PhotoWave was formed in August 1996 but did not have revenue during the three months ended September 30, 1996. SportsWave, KCG and Netright were acquired in November 1996. Accordingly, a comparison of revenue for those companies for the three-month periods ended September 30, 1997 and September 30, 1996 is not meaningful.

     As of September 30, 1997, SeaVision had installed its ITV system on eleven cruise ships and activated the system on ten ships with an annual passenger capacity of approximately 948,000, based on their itineraries and passenger configurations at that time. As of September 30, 1996, SeaVision had installed and activated its ITV system on three cruise ships with an annual passenger capacity of approximately 261,000.

     Total revenue for SeaVision for the three months ended September 30, 1997 was approximately $1,148,000, including $401,000 for pay-per-view movies and games of chance, $717,000 for systems integration services and $30,000 for management fees and other revenue. For the three months ended September 30, 1996, total SeaVision revenue was $133,000, including $132,000 for pay-per-view movies and games of chance and $1,000 in other revenue. During the quarter ended September 30, 1997, SeaVision began operations under the amended contract with Celebrity discussed above.

     Direct costs for SeaVision for the three-month period ended September 30, 1997 were $758,000, including $102,000 for pay-per-view movies and $655,000 for systems integration services. Included in the systems integration revenue are proceeds under an agreement whereby one cruise line agreed to contribute toward the overall capital cost of the ITV system by assuming ownership of certain installed in-cabin hardware integral to the functioning of the ITV system at an agreed upon price. The actual cost of this equipment was in excess of the agreed upon price, resulting in direct costs for this systems integration component of the project being in excess of revenue for the project. Under the terms of certain other contracts, SeaVision has borne the full cost of essential hardware. Direct costs related to SeaVision transactional revenue for the three months ended September 30, 1996 were $42,000 and related primarily to cost of sales for the pay-per-view service.

     For the three months ended September 30, 1997, SportsWave realized revenue of $1,031,000 and direct costs of $642,000. KCG, during the same period, recognized revenue of $915,000 with direct costs of $539,000. Netright had sales totalling $76,000 with direct costs of $74,000. PhotoWave realized $43,000 of revenue during the period with direct costs of $32,000.

     During the three months ended September 30, 1997, selling, general and administrative expenses, excluding depreciation and amortization, increased to $2,042,000 from $1,625,000 for the corresponding period in 1996. This increase is attributable primarily to $712,000 of expenses of additional entities, primarily SportsWave and KCG. Selling, general, and administrative expenses for Allin, SeaVision and PhotoWave totaled $1,330,000 during the three months ended September 30, 1997, a reduction of $295,000 from the comparable 1996 period for these three entities. The increase in overall selling, general and administrative expenses also reflects a charge of approximately $160,000, recognized during the three months ended September 30, 1997, for severance costs related to workforce reductions. During the quarter ended September 30, 1997, the Company eliminated positions representing approximately 10% of its workforce. Positions eliminated were concentrated in the marketing area as the Company refocused its marketing initiatives, and in the corporate administrative area. Included in selling, general and administrative expenses for the three-month period ended September 30, 1997 was $30,000 in research and development expense. For the same period in 1996, $357,000 in research and development expense was recognized. SeaVision has curtailed development projects related to its ITV systems with the exception of certain hardware projects intended to result in short term cost savings. PhotoWave research and development was limited to that necessary to facilitate basic operation of its mobile digital photography system and its Internet based digital imaging archival system, which was completed during the quarter ended September 30, 1997. For the three months ended September 30, 1997, a total of $17,000 in research and development relating to PhotoWave operations was capitalized. There were no capitalized research and development costs during the comparable period of the prior year.

     The Company's management continued its pursuit of expense reductions throughout its operations during the three months ended September 30, 1997 while at the same time continuing expense reduction initiatives put into place late in the second quarter. The most significant of these, reductions in the scope of research and development activities and workforce size reductions have been discussed above. Selling, general and administrative expenses were reduced from $4,370,000 in the second quarter of 1997 to $3,136,000 in the third quarter, a reduction of approximately 28%. Management intends to continue to seek opportunities to achieve expense reductions. However, there can be no assurance that management will be successful in further expense reduction efforts.

     Depreciation and amortization expense increased to $1,094,000 during the three months ended September 30, 1997 as compared to $234,000 in the corresponding period in 1996, principally as a result of the completed installation of additional ITV systems, corporate office leasehold improvements and furniture acquisition and $430,000 of amortization related to the November 1996 purchase of KCG and SportsWave.

     The Company's operating loss was $1,967,000 for the three months ended September 30, 1997, as compared to $1,768,000 for the three months ended September 30, 1996. A gross margin increase of $1,078,000 between the periods was offset by an $860,000 increase in depreciation and amortization for the reasons noted above and a $417,000 increase in other selling, general and administrative expenses due to the inclusion of additional entities in the 1997 period. The Company realized net interest income of $42,000 for the three months ended September 30, 1997 as compared to interest expense of $328,000 in the three months ended September 30, 1996 relating to borrowings under a bank line of credit and interest on stockholder loans, which was accrued but unpaid during the period. Provision for income taxes of $67,000 recognized during the three month period ended September 30, 1997 reflects estimated state income tax expense for certain subsidiaries. The Company sustained a net loss of $1,992,000 during the three months ended September 30, 1997, a $104,000 reduction from the net loss of $2,096,000 for the three months ended September 30, 1996, as a result of the various factors discussed above. Earnings per common share improved from a net loss of $0.81 per share for the three months ended September 30, 1996 to a net loss of $0.39 per share during the three months ended September 30, 1997.


Results of Operations:
---------------------

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     For the nine-month period ended September 30, 1997, the Company reported revenue of $9,839,000 versus $296,000 for the nine months ended September 30, 1996. All revenue during the 1996 period was derived from SeaVision. As noted above, PhotoWave was formed in August 1996, but did not have revenues during the period ended September 30, 1996. SportsWave, KCG and Netright were acquired in November 1996. Accordingly, a comparison of revenue for those companies for the nine month periods ended September 30, 1997 and September 30, 1996 is not meaningful.

     Total revenue for SeaVision for the nine months ended September 30, 1997 was $4,293,000, including $998,000 for pay-per-view movies and games of chance, $3,158,000 for systems integration services, and $137,000 for management fees, advertising and other revenue. For the period ended September 30, 1996, total SeaVision revenue was $296,000, including $293,000 for pay-per-view movies and games of chance and $3,000 in other revenue.

     Direct costs for SeaVision for the nine-month period ended September 30, 1997 were $2,850,000, including $248,000 for pay-per-view movies and $2,600,000 for systems integration services. Direct costs for SeaVision relating to ITV transactional revenue for the nine months ended September 30, 1996 were $83,000, attributable primarily to cost of sales for the pay-per-view service.

     For the nine months ended September 30, 1997, SportsWave realized revenue of $2,918,000 and direct costs of $1,629,000. KCG, during the same period, recognized revenue of $2,384,000 with direct costs of $1,443,000. Netright had sales totalling $160,000 with direct costs of $150,000. PhotoWave realized $78,000 of revenue during the period with direct costs of $59,000.

     During the nine months ended September 30, 1997, selling, general and administrative expenses, excluding depreciation and amortization, increased to $8,570,000 from $3,442,000 for the corresponding period in 1996. This increase is attributable primarily to the addition of PhotoWave, SportsWave, KCG and Netright operations for the full nine months in 1997 and to the costs of personnel added from the third quarter of 1996 until the second quarter of 1997 as the Company moved from the developmental stage to the operational stage of its ITV system. The increase also reflects approximately $460,000 of severance costs recorded in the 1997 period for second and third quarter workforce reductions. Included in selling, general and administrative expenses for the nine-month period ended September 30, 1997 was $166,000 in research and development expense. For the same period in 1996, $758,000 of research and development expense was recognized with $145,000 being capitalized. For the nine months ended September 30, 1997, a total of $480,000 in research and development relating to PhotoWave operations was capitalized.

     Depreciation and amortization expense increased to $3,084,000 during the nine months ended September 30, 1997 as compared to $584,000 in the corresponding period in 1996, principally as a result of the completed installation of additional ITV systems, corporate office leasehold improvements and furniture acquisitions and $1,290,000 of amortization related to the November 1996 purchase of KCG and SportsWave.

     The Company's operating loss was $7,946,000 for the nine months ended September 30, 1997, as compared to $3,813,000 for the nine months ended September 30, 1996. This increase is attributable primarily to the addition of PhotoWave, SportsWave, KCG and Netright operations for the full nine months in 1997, increased depreciation and amortization as discussed above and to the costs of personnel added from the third quarter of 1996 until the second quarter of 1997, as the Company moved from the developmental stage to the operational stage of its ITV system. The Company realized net interest income of $325,000 for the nine months ended September 30, 1997 as compared to interest expense of $796,000 in the nine months ended September 30, 1996, relating to borrowings under a bank line of credit and interest on stockholder loans, which was accrued but unpaid during the period. Provision for income taxes of $115,000 recognized during the 1997 period reflects estimated state income tax expense for certain subsidiaries. The Company sustained a net loss of $7,736,000 during the nine months ended September 30, 1997, compared to a net loss of $4,609,000 for the nine months ended September 30, 1996, as a result of the increased operating losses discussed above. Earnings per common share improved from a net loss of $1.77 per share for the nine months ended September 30, 1996 to a net loss of $1.52 per share during the nine months ended September 30, 1997.


Liquidity and Capital Resources

     At September 30, 1997, the Company had cash and liquid cash equivalents of $5,975,000 available to meet its working capital and operational needs.

     The Company recognized an operating loss during the nine months ended September 30, 1997 of $7,946,000. Capital expenditures were $3,432,000 during the nine months ended September 30, 1997. Given its resources on hand, its operating results and the absence of in-place third party financing, the Company has taken steps to significantly reduce its cash expenditures. These have included a voluntary moratorium on additional installations of shipboard ITV systems pending the outcome of negotiations with cruise line clients regarding new installations as discussed above under the heading "Overview of Organization, Products & Markets", and curtailment of research and development activities and significant workforce reductions, each as discussed above under the heading "Results of Operations: Three Months Ended September 30, 1997
             ---------------------
Compared to Three Months Ended September 30, 1996". These steps have reduced the Company's capital expenditures to approximately $200,000 during the third quarter of 1997 and planned capital expenditures to $400,000 for the remainder of the year ending December 31, 1997. The actual amount and timing of the Company's capital expenditures will vary and such variations could be material. Pending the outcome of further negotiations with cruise lines, the Company intends to limit its further investment in cruise line installations. In addition, the Company has discontinued further internally funded development in SportsWave applications of its media and information platform. PhotoWave will emphasize operational improvement of revenue from both its mobile digital platform as well as fixed site event digital photography and will limit further development of its technology until the revenue streams are proven.

     The Company believes that the steps it has implemented, as described above, have resulted in reductions in its cash expenditures during the third quarter of 1997. The net outflow of its cash and cash equivalents during the first three quarters of 1997 has been reduced from $5,553,000 in the first quarter to $3,510,000 in the second quarter and $1,188,000 in the third quarter. The Company continues to implement steps, including the third quarter workforce reductions, that are anticipated to reduce current and future cash expenditures. The Company is also continuing efforts to build revenue streams with the goal of attaining a positive cash flow. There can be no assurance, however, that the Company's revenue enhancement and cost reduction efforts will result in a positive cash flow.

     The Company believes, in light of the modifications to its business plan discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twenty-four months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's cash requirements, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurance can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

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

     Limited Operating History. The Company was not organized until July 1996 and did not until November 1996 conduct any operations as a combined entity consisting of the businesses of SeaVision, PhotoWave, SportsWave and KCG. Furthermore, SeaVision has been in operation only since 1994 and has concentrated on developing its media and information platform and ITV system and on securing contracts to install and operate the ITV system on cruise ships. To date, SeaVision is operating its ITV system in only eleven installations, and revenue generated by the ITV system has not been sufficient to result in profitable operations. Although SeaVision, SportsWave and KCG have had prior relationships, there can be no assurance that the Company will be able to integrate the businesses successfully. Because SeaVision has only a limited operating history and the Company has only a limited operating history as a combined entity, there can be no assurance that the Company will succeed in implementing its strategy for development and growth or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997 and, as of September 30, 1997, had an accumulated deficit of $19,163,000. SeaVision has recognized net losses since inception in 1994 primarily because of the limited revenue generated during its start-up phase. During the start-up phase, the Company has researched, developed and installed the only ITV system that to its knowledge is presently in use in the cruise industry, and has incurred substantial costs in doing so. The Company anticipates that it will continue to incur net losses at least through 1998, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Contract Renegotiations. As discussed above, the Company is attempting to renegotiate the economic terms of its ITV system contracts with Carnival and Norwegian to make such terms more favorable to the Company. Two of the ten ship ITV systems in operation as of September 30, 1997 were on Carnival ships and one was on a Norwegian ship. There can be no assurance that the Company will be successful in renegotiating its contracts with Carnival and Norwegian to obtain terms more favorable to the Company or that, if successful, the revised terms will result in the desired improvements to SeaVision's revenue and operating income. In the event such negotiations are not successful, the Company may re-evaluate the ongoing operation of ITV systems currently in place with these cruise lines. If operations on these ships were discontinued, the Company would seek to utilize equipment not purchased by the cruise lines on other cruise lines' ships under the economic terms of recently amended contracts. The Company will similarly evaluate its continued operations on any cruise line with which it is not successful in renegotiating contract terms and will consider transfer of equipment to other potential ship operations as described above. There can be no assurance, however, that any such transfer of equipment would result in systems operations allowing the desired improvements to the Company's revenue growth, profitability or cash flow. Any termination of operations of an existing ship system could have an adverse effect on the Company's business, financial condition and results of operations.

     Additional System Installations. The Company is currently negotiating with various cruise lines the economic terms under which it would proceed with installations of ITV systems on ships in their fleets. There can be no assurance that the Company will be successful in negotiating contracts with the cruise lines to obtain installation terms favorable to the Company or that, if successful, the terms will result in the desired improvements to SeaVision's revenue and operating income. In the event such negotiations are not successful, additional cruise ship ITV installations may not be undertaken.

     Cruise Lines' Rights to Terminate Operations and Purchase Systems. Celebrity and Royal Caribbean have the right to terminate the Company's operations, purchase the hardware installed by the Company and obtain nontransferable licenses to use the software installed by the Company. Any such termination and purchase would eliminate the Company's ability to charge management fees for operation of the system and the Company's ability to share in revenue produced by the purchased system. The loss or elimination of the Company's rights to these sources of revenue resulting from any of the foregoing events could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for its interactive media and information platform and technologies on a communications and information systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for alternative applications of its media and information platform, or that any contracts obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. Management has evaluated its plans for research and development activities for various applications of its media and information platform and digital photography technologies and has determined that the interests of the Company would best be served for the short term through conservation of its liquid resources and a reduction of its non-essential development costs. SeaVision has curtailed development projects related to its ITV systems with the exception of certain hardware projects. PhotoWave research and development was limited to that necessary to facilitate basic operation of its mobile digital photography system and its Internet-based digital imaging archival system, which was completed in the third quarter of 1997. SportsWave research and development has also been curtailed. KCG's software development and network systems consultants had been responsible for a significant portion of the Company's ongoing research and development activities. The majority of the KCG consultants have been redeployed toward consulting projects for third parties, although no assurance can be given that additional third-party business will be obtained on an ongoing basis. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can be no assurance that the Company's new products and applications, if any, will generate additional revenue or improved profitability for the Company.

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

     Dependence on Key Personnel. The Company's success is dependent on a number of key management, research and operational personnel for the management of operations, development of new markets and products and timely installation of its systems. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company has in place key person life insurance policies on certain of its key employees. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel and to engage non-employee consultants. There can be no assurance that the Company will be successful in attracting and retaining such personnel or contracting with such non-employee consultants.

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

     Fluctuations in Operating Results.   The Company expects to experience
significant fluctuations in its future quarterly operating results that may be caused by many factors, including the seasonal aspects of SportsWave's business. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance

     Potential Impact of Privacy Concerns. One of the features of the Company's ITV system is the ability to develop and maintain information regarding usage of the system by cruise ship passengers and other parties. The perception by the users of substantial security and privacy concerns, whether or not valid, may cause users to resist providing the personal information that might be useful for demographic purposes and may inhibit market acceptance and usage of the Company's video systems. In the event such concerns are not adequately addressed, the Company's business, financial condition and results of operations could be materially adversely affected.

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


Effect of Recently Issued Accounting Standards

     Financial Accounting Standards Board Statement No.128, "Earnings Per Share" ("SFAS No. 128") was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share ("EPS") data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS. There are no differences in EPS calculated under SFAS No. 128 and that presented in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1997, as calculated in accordance with Accounting Principles Bulletin No. 15, "Earnings per Share."

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

Part I - Financial Information

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

     On November 1, 1996, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1, File No. 333-10447, and the offering commenced on that date. Such registration statement registered at an offering price of $15.00 per share the sale by the Company of 2,000,000 shares of its common stock and the sale by the Company pursuant to an over-allotment option granted to the underwriters of up to 300,000 shares of its common stock, for an aggregate of 2,300,000 shares of common stock registered at an aggregate offering price of $34,500,000. On November 6, 1996, the Company sold 2,000,000 shares of its common stock. On December 4, 1996, the underwriters purchased an additional 300,000 shares of common stock pursuant to the over-allotment option, at which time the offering was terminated with all 2,300,000 shares of common stock sold at an aggregate price of $34,500,000. The Company received net proceeds of $30,669,113 after deduction of $3,830,887 for underwriting discounts and commissions and other expenses of the offering. Friedman, Billings, Ramsey & Co., Inc. was the managing underwriter of the offering.

     As of September 30, 1997, all net proceeds of the offering had been applied by the Company. The information below updates the information concerning the application of such proceeds as of August 31, 1997, filed by the Company on Form S-R under the Securities Act of 1933, as amended.

     As of August 31, 1997, $908 of the net proceeds from the offering had not yet been applied. The remainder of the net proceeds has been applied to working capital by the Company during September 1997.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

           (a)  Exhibits.



Exhibit
Number                      Description of Exhibit
------                      ----------------------

10.1         Amendment to First Amended and Restated Agreement dated as of
             September 19, 1997 by and between SeaVision, Inc. and Celebrity
             Cruises, Inc. (subject to request for confidential treatment).

10.2 Amendment to Concession Agreement dated as of October 16, 1997 by and between SeaVision, Inc. and Royal Caribbean Cruises, Ltd.
             (subject to request for confidential treatment).

11           Computation of Earnings per Share.

27           Financial Data Schedule



           (b)  Reports on Form 8-K.

                No report on Form 8-K was filed by the Company during the quarter ended September 30, 1997.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ALLIN COMMUNICATIONS CORPORATION
                             (Registrant)

Date: November 12, 1997      By:  /s/   Richard W. Talarico
                                  -------------------------
                             Richard W. Talarico
                             Chairman and Chief Executive Officer


Date: November 12, 1997      By:  /s/   Dean C. Praskach
                                  -----------------------
                             Dean C. Praskach
                             Vice President-Finance and Chief Accounting Officer

Allin Communications Corporation
Form 10-Q
September 30, 1997
Exhibit Index



Exhibit
Number                          Description of Exhibit
------                          ----------------------

10.1           Amendment to First Amended and Restated Agreement dated as of
               September 19, 1997 by and between SeaVision, Inc. and Celebrity
               Cruises, Inc. (subject to request for confidential treatment).

10.2 Amendment to Concession Agreement dated as of October 16, 1997 by and between SeaVision, Inc. and Royal Caribbean Cruises, Ltd.
               (subject to request for confidential treatment).

11             Computation of Earnings per Share

27             Financial Data Schedule

