Form 10-K405
period 1997-12-31
ALLIN COMMUNICATIONS CORP
filed 1998-03-27
CIK 1020391

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________ .

                        COMMISSION FILE NUMBER:  0-21395

                        ALLIN COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     25-1795265
(State or other jurisdiction of          (I. R. S. Employer Identification No.)
incorporation or organization)

                  400 Greentree Commons, 381 Mansfield Avenue,
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

                     [X]    YES                [ ]    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 9, 1998 as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $11,700,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 9, 1998, the Registrant had outstanding 5,182,267 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                        Allin Communications Corporation
                                   Form 10-K
                               December 31, 1997

                                     Index

Part I

Item 1  -     Business                                                                 Page  3

Item 2  -     Properties                                                               Page 22

Item 3  -     Legal Proceedings                                                        Page 22

Item 4  -     Submission of Matters to a Vote of Security Holders                      Page 22


Part II

Item 5  -     Market For Registrant's Common Equity and Related Stockholder Matters    Page 23

Item 6  -     Selected Financial Data                                                  Page 24

Item 7  -     Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                            Page 25

Item 7A  -    Quantitative and Qualitative Disclosures About Market Risk               Page 37

Item 8  -     Financial Statements and Supplementary Data                              Page 38

Item 9  -     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                 Page 64


Part III

Item 10 -     Directors and Executive Officers of the Registrant                       Page 65

Item 11 -     Executive Compensation                                                   Page 67

Item 12 -     Security Ownership of Certain Beneficial Owners and Management           Page 71

Item 13 -     Certain Relationships and Related Transactions                           Page 73


Part IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K             Page 75


Signatures                                                                             Page 76

Part I


Item 1 - Business

(a)  General Development of Business

     Allin Communications Corporation (the "Company"), is a technology and creative services company, that combines advanced technology capabilities with focused marketing skills in a variety of niche markets. The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding Company for five operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 1997, these five subsidiaries were SeaVision, Inc., a Delaware corporation ("SeaVision"), PhotoWave, Inc., a Delaware corporation ("PhotoWave"), Kent Consulting Group, Inc., a California corporation ("KCG"), Netright, Inc., a California corporation ("Netright"), and SportsWave, Inc., a Pennsylvania corporation ("SportsWave"). During February 1998, the Company announced the reorganization of its operations into three business units, Allin Interactive Group, Allin Consulting Services ("Allin Consulting"), and SportsWave. During March 1998, SeaVision changed its name to Allin Interactive Corporation ("Allin Interactive Corp") and PhotoWave changed its name to Allin Digital Imaging Corp. ("Allin Digital Imaging") as part of the operational reorganization. The legal structure of the Company remains unchanged, however, as Allin Interactive Group will consist of the operations of Allin Interactive Corp and Allin Digital Imaging, and Allin Consulting will include the operations of KCG and Netright, both for purposes of operating management and future financial reporting. Please see Reorganization of Operations below for additional information on these changes. The five subsidiaries listed above, as well as Allin Holdings Corporation ("Allin Holdings"), a Delaware corporation and non-operating subsidiary, are wholly owned by the Company. Unless the context otherwise requires, all references herein to the "Company" mean Allin Communications Corporation and its subsidiaries.

     Reorganization of Operations. Subsequent to December 31, 1997, the Company's operations were reorganized into three business units intended to maximize management efficiencies and to focus the units around common services, technologies and markets. The Allin Interactive Group will concentrate on interactive and digital imaging technologies based on proprietary extensions to Microsoft's Windows NT and BackOffice operating systems. Within Allin Interactive Group, Allin Interactive Corp (formerly SeaVision) will focus on interactive television solutions for the cruise industry, and other markets it is able to enter. Allin Interactive Corp has identified hospitals, hotels, and educational institutions as markets that would benefit from interactive services, although there can be no assurance the Company will be successful in obtaining contracts for systems installations in these or any other new industry. Allin Interactive Corp will continue to utilize the tradename SeaVision for its services in the international cruise industry. Allin Digital Imaging (formerly PhotoWave) will focus on digital imaging integration services to the commercial photography market. The second business unit, Allin Consulting will provide Windows NT-based software design, engineering, and network integration services through KCG and the provision of computer hardware and software products through Netright. The third business unit, SportsWave will continue the sports themed marketing, event promotion, and licensing services carried out under the International Sports Marketing ("ISM") tradename. The Company's management believes the reorganization will allow the Company to focus on its core strengths and markets where its products and services can be most competitive.

     In conjunction with this reorganizational process, the Company's management group evaluated its digital photography business as it had been conducted throughout 1997, and concluded that the retail photographic market was outside the desired target market for services to be provided by Allin Interactive Group. A decision was reached in February 1998 to exit the retail photography market while continuing to pursue digital photography by focusing on systems integration services, and to pursue the sale or liquidation of a substantial portion of the assets of Allin Digital Imaging, not directly related to the integration business. At the same time, the Company's former President, R. Daniel Foreman, who had resigned in February 1998, expressed an interest in continuing to pursue the retail photography business through local commercial photography operations and utilization of the mobile photography facility that had been developed by Allin Digital Imaging. The Company completed a transaction in March 1998 whereby Allin Digital Imaging contributed certain digital imaging equipment utilized in its commercial photography operations, the mobile imaging facility, a license to use the Company's proprietary digital imaging technology, and the rights to the tradename PhotoWave, for a minority, non-controlling equity interest in a new corporation funded by Mr. Foreman and other investors, Rhino Communications Corporation ("RCC"), which may use the name PhotoWave, Inc. Where the name "PhotoWave" is used in this report, it is meant to describe the operations or financial matters of the Company's subsidiary and its operations in the digital photography industry until the time of the corporate reorganization. Where the text is referring to activities or financial matters of the new corporation, RCC or similar language will be used. RCC intends to pursue a retail photography business as described above. For information concerning the financial impact of this transaction, see the Company's Consolidated Financial Statements and related Notes included herein in
Item 8 -- Financial Statements and Supplementary Data.

     The Interactive Television Platform. The Company provides customized interactive television ("ITV"), and other communications and information services to users in the cruise industry. The ITV platform, which utilizes a Windows NT operating system, includes a multimedia digital file server and Windows-based software applications, and features high resolution and animated graphics, compressed full motion video, superior quality audio and flexible input capacity. The Company's platform features rapid response and real time interfacing with a variety of third party software and systems permitting the immediate execution and confirmation of transactions. The open architecture platform, which received an applications development award from Microsoft in 1995, can provide its interactive services over a variety of network architectures, including the Internet, telephone and cable television systems, and other public and private communications networks. The Company has continually upgraded its ITV system, including the recent development of its proprietary video server, which allows the system to provide multiple concurrent streams of MPEG1 and MPEG2 digital video.

     The Operating Subsidiaries.

     Allin Interactive Group Business Unit

     Allin Interactive Corp was formed as SeaVision in June 1994 and has to date focused on the international cruise industry. Allin Interactive Corp became a subsidiary of the Company in August 1996 through a merger. Its operations to date have involved the development of an interactive platform and the installation and operation of ITV systems in the international cruise industry. Allin Interactive Corp is a significant supplier of interactive television systems to the cruise line industry under the SeaVision tradename. As of December 31, 1997, Allin Interactive Corp operated eleven shipboard ITV systems under contracts with Carnival Cruise Lines ("Carnival"), Celebrity Cruises, Inc. ("Celebrity"), Norwegian Cruise Lines ("NCL") and Royal Caribbean Cruise Lines, Ltd. ("RCCL"), on ships with an annual passenger base of over one million. On March 20, 1998, the Company announced a mutual agreement with RCCL to terminate its agreement, as of April 18, 1998, to provide interactive television service aboard the three Royal Caribbean vessels on which it operated. These three ships have an annual passenger base of approximately 337,000. Allin Interactive Corp also offers customers integration services for their communications and information systems including broadcast, property management, inventory control and reservation systems and fully integrated solutions for specialized applications of interactive video. The Company provided shipboard systems integration services to all of the above cruise lines as well as Cunard Lines, Ltd. ("Cunard") during 1997. See "Allin Interactive Group -- Interactive Television and Systems Integration."

     Allin Digital Imaging, originally named PhotoWave, was formed as a subsidiary of the Company in August 1996 to pursue the development and marketing of digital imaging services, and currently focuses on the provision of systems integration services to this emerging industry. This represents a change in focus from the commercial and event photography operations conducted in 1997 under the PhotoWave name, as discussed above in Reorganization of Operations above. See "Allin Interactive Group -- Digital Imaging."

    Allin Consulting Services Business Unit

     In November 1996, Kent Consulting Group, Inc., an entity formed in 1994, but which had been operating through a predecessor since 1983, merged with and into a wholly owned subsidiary of the Company, which then changed its name to Kent Consulting Group, Inc. KCG provides software design, engineering and network solution services for a diverse group of corporate clients, and supports the development and technology efforts of the Company. See "Allin Consulting Services -- Software Design and Network Solutions."

     Netright sells computer-related hardware and software, and was acquired by the Company in November 1996. Netright began operations in 1995. See "Allin Consulting Services -- Computer Hardware and Software Sales".

     SportsWave Business Unit

     SportsWave, under a predecessor name, was formed in 1989 and was acquired by the Company in November 1996. The Company's SportsWave business unit, operating under the International Sports Marketing tradename, provides its corporate clients with unique sports-related promotions, premiums, corporate incentive, event marketing and licensing programs, utilizing exclusive rights with the Major League Baseball Players Alumni Association, National Football League Alumni (beginning in 1998) and relationships with other legends of professional hockey and basketball. See "SportsWave -- Sports Marketing."

(b)  Financial Information About Industry Segments

     Financial information concerning the industry segments in which the Company operates is included in Note 17 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 -- Financial Statements and Supplementary Data.

(c)  Narrative Description of Business

     Allin Interactive Group  Interactive Television and Systems Integration

     The historical activity of Company's interactive television and systems integration services has been concentrated in the cruise industry under the SeaVision name. While the operational reorganization described above has resulted in a name change to Allin Interactive Corporation in order to more effectively market interactive television solutions to a variety of industries, services provided for the cruise industry, under the SeaVision name, remain the dominant activity of the Allin Interactive Group business unit at this time. The information following describes the Company's activities in the cruise industry as well as potential applications of its interactive television technology and systems integration services in other industries.

     SeaVision -- Cruise Industry

     International Cruise Industry Overview.   From its inception in 1994,
SeaVision identified the cruise industry as the initial market for its interactive media and information platform. The cruise industry is one the fastest growing segments of the worldwide travel business. The Cruise Lines Industry Association ("CLIA"), a cruise trade group, reports that approximately five million cruise passengers embarked from North American ports in 1997, a seven percent increase over 1996. CLIA forecasts an increase to 6.35 million passengers by 2000. The New York Times' Directory of Cruises Worldwide (February 1, 1998 issue) identifies a potential market of approximately 125 cruise ships currently in operation, with the majority of operations being North American based. The increasing popularity of cruise excursions in both the United States and abroad, combined with the high level of customer satisfaction, is expected to foster continued growth in the industry. There can be no assurance, however, that the cruise industry will experience continued growth. The Company is aware of competitors with orders for shipboard systems or who are testing systems, but believes that it is the only company to date that has successfully operated fully installed digital ITV systems on cruise ships. The Company's competitors may also successfully install and operate interactive television systems in the cruise industry, which may damage the Company's competitive position in this market.

     Operations. Revenue from ITV operations historically has resulted primarily from the delivery of a limited number of interactive services, predominantly on-demand movies and video gaming. SeaVision has undertaken a number of initiatives in 1997 which have increased movie and gaming revenue, including changes to movie pricing and content, and changes to minimum buy-in and wager defaults for games of chance. The Company believes that it was one of the first to market a fully operational ITV system which is capable of providing multiple interactive services. Currently, the Company is a leading provider of interactive systems to the cruise line market. As of December 31, 1997, the Company had installed and operated its ITV system on a total of eleven cruise ships, including five Celebrity ships, two Carnival, one NCL, and three RCCL.
On March 20, 1998, the Company
announced a mutual agreement with RCCL to terminate its contract for interactive television services aboard the three RCCL ships on which it has operated. The SeaVision in-cabin ITV system provides cruise passengers with a variety of services, including video gaming, on-demand pay-per-view movies, shore excursion information and ticket purchasing, account review, wine information and ordering and room service ordering. SeaVision's ITV system has an annualized viewer base of approximately 730,000 passengers after giving effect to the RCCL termination. SeaVision's system can also be utilized for advertising on behalf of retailers, corporate sponsors and other third parties and for disseminating information by cruise operators. SeaVision has begun to display advertising content under an agreement with an international corporate sponsor in 1998.
The Company's ITV System also permits a user to access the transactional and other services offered on the system by using a handheld television remote control to make selections from easy-to-use menus on a television screen that may be located in a user's cruise ship cabin, other individual station, or in a centrally located kiosk. Users can limit access to various pay services by utilizing lock out codes and password procedures. The system currently operates in six languages: English, Spanish, French, Italian, German and Portuguese.

     SeaVision's ITV system contracts with the Carnival, Celebrity, NCL, and RCCL involve an arrangement under which the Company installed its ITV system on board and operates the system as a concessionaire, bearing most of the costs of installation and operation. Under certain of the contracts, the cruise line agreed to purchase certain hardware components used in the ITV system. Under most of its ITV system contracts with cruise lines, the Company, which has retained ownership of the majority of the systems (other than components purchased by a cruise line), shares with the host cruise line a portion of the revenue the system generates from the sale to passengers of various pay services, as well as a portion of any advertising revenue. The terms of the revenue-sharing provisions vary from contract to contract based on a number of factors, such as the level of contribution of the cruise line to initial and ongoing equipment costs and the number of ships covered by the contract. Such formulas provide for the Company to receive the majority of revenue until an amount attributed to the Company's installation costs has been recovered, after which point the cruise line is entitled to receive an increased share. Based on revenue attribution through December 31, 1997, there is no significant change in revenue sharing percentages expected during 1998 for any Carnival, Celebrity or NCL ships for which revenue sharing is applicable. RCCL is not currently sharing in transactional revenue generated by the systems in place on its ships and is not expected to receive any revenue sharing prior to termination of operation of these systems in April 1998.

     The Company completed the majority of its ship installations, six, from the fourth quarter of 1996 through the second quarter of 1997, giving it nine systems in operation at June 30, 1997. At the beginning of this time period, the Company's projected revenue model for shipboard ITV installations assumed substantial revenue from advertising content, shipboard digital photography operations, and video shopping services. The Company pursued efforts to obtain large corporate sponsors for system advertising through the efforts of marketing personnel and through retention of an advertising agency, with only minimal success to date. As was noted above, SeaVision has begun displaying advertising content under one contract with an international corporate sponsor in 1998. The digital photography application developed for cruise ships was installed in 1996 on the NCL Dreamward. The application was evaluated through a test period extending into early 1997, but it did not produce revenue in excess of a minimum commitment to NCL, which was representative of the results from prior conventional photography operations, which were not performed by SeaVision. Due to this, the digital photography application was discontinued on the NCL Dreamward and was not installed on other ships. Video shopping was available through most of 1997, but did not generate substantial revenue. By the second quarter of 1997, it was apparent to the Company's management that substantial revenue that had been anticipated under the original contractual model would not transpire.

     Historical operations on the ships and feedback from the Company's cruise line customers indicated that operation of certain of the non-revenue producing system services such as shore excursion previews and ticketing was valuable to certain of the cruise lines. In some cases, these services resulted in operating efficiencies or labor savings for the cruise lines. The services were generally viewed as enhancements to passengers' overall satisfaction in that they offered additional conveniences and information to the passengers. It became apparent to the Company's management that the cruise lines viewed the operational efficiency, convenience and amenity aspects of the system as having value. It also became apparent from operational results that any additional ship systems, if installed primarily at the Company's cost, would not have the level of transactional revenue that would warrant the investment. Accordingly, during the second quarter of 1997, the Company placed a moratorium on additional ship installations beyond two which had either been started or were under firm commitment.

     The Company thereafter began negotiations with all of its cruise line customers regarding commitment to supporting the system to reflect the value they were deriving from the non-revenue producing services. This process resulted in amendments to the original contracts being executed with Celebrity, NCL and RCCL whereby SeaVision earns management fees for the operation and administration of the onboard ITV systems. Without amending the original contract, Carnival has also agreed to management fees for system operation and administration. Transactional revenue and related revenue sharing terms were not affected by these amendments or agreements. Management fees with these four cruise lines were earned effective as of various dates in September and October 1997. SeaVision began 1998 earning management fees on all of the ITV systems it operates. However, the termination of operations with RCCL announced March 20, 1998 will eliminate management fee revenue, as well as other transactional revenues, for three of the eleven systems operated. The various contract amendments and agreements allow certain other cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that the management fees will be earned throughout the year for any remaining ship systems in operation. Should SeaVision be unable to maintain the economic improvements obtained in any of its recent contract amendments or agreements, the Company may re-evaluate the ongoing operation of the interactive television installations currently in place with the respective cruise line. SeaVision will consider the transfer of equipment to other vessels on which SeaVision is able to obtain more advantageous economic returns. Alternatively, the Company may consider offering reductions in the scope of services available through the systems, which could significantly reduce necessary hardware utilization and maintenance costs and eliminate systems operator costs.

     One of the ITV systems completed during the second half of 1997 was on Cunard's Queen Elizabeth 2. Due to the demographics of the ship's passengers, and the itinerary and pricing plans aboard the vessel, the Company's management and Cunard concluded that operation of this ITV system would not be economically viable and, under the terms of the original contract, SeaVision discontinued operation in December 1997. During early 1997, SeaVision had installed a portion of the equipment necessary for its ITV system, primarily in-cabin hardware and wiring, on a second NCL ship, the Norway. The Norway system was not completed due to the Company's moratorium on additional installations instituted during the second quarter of 1997. Although SeaVision was successful in reaching agreement with NCL for management fees for the Dreamward system, NCL has informed the Company that it wishes to evaluate results from one ship prior to making further capital commitments and commitments for management fees. SeaVision has written down the capitalized value for the Queen Elizabeth 2 and Norway systems to reflect only recoverable equipment usable for future ship installations. Losses were recorded in 1997 for the non-recoverable portions of the net capitalized value for these systems. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these systems. The Company expects to record a loss during the first quarter of 1998 for writedown of the interactive television systems aboard the RCCL vessels, Enchantment of the Seas, Majesty of the Seas and Rhapsody of the Seas for the non-recoverable portions of the net capitalized value of these systems.

     SeaVision is also a provider of systems integration services to the cruise industry. Services include integration of various shipboard communication and information systems, including broadcast, property management, and inventory control systems with the ITV system, installation of systems and components integral to ITV systems, development of applications related to communications systems and retrofit or installation services for broadcast or information systems. During 1997, SeaVision derived the majority of its revenue from systems integration services. These have principally been provided to date to the same cruise line customers for which SeaVision operates ITV systems.
Revenue is recognized on systems integration projects upon completion. Projects have historically been of short duration, less than six months. The largest project completed during 1997 was installation of a new television broadcast and distribution system aboard Cunard's Queen Elizabeth 2. During the fourth quarter of 1997, SeaVision completed installation of its ITV platform on Celebrity's Mercury on a systems integration basis. Celebrity has borne the capital cost of this system, owns the system hardware, and licenses the ITV operating software. Transactional revenue and management fees are earned on this ship on a basis identical to other Celebrity ships, as discussed above.
The Mercury installation, on a systems integration basis, is the model under which the Company intends to pursue future ITV installations in the cruise industry. Under this model, it is expected that the cruise lines will bear substantially all of the capital cost for systems, while transactional revenue sharing and management fee terms will be established by SeaVision and the cruise line. SeaVision is currently negotiating with its cruise line customers terms under which additional ship installations would be undertaken. Additionally, SeaVision is marketing its systems integration services to other cruise lines. There can be no assurance, however, that these negotiations will result in contracts for additional ship installations or that any installations undertaken would achieve the desired financial results, or that the Company will obtain additional contracts for systems integration services. There are currently no firm commitments with any cruise line for additional ship installations.

     During 1997, SeaVision's operations were conducted primarily through technical and administrative personnel based in its Plantation, Florida office and through system operators located onboard the ships on which systems are in operation. It is anticipated that 1998 operations will be conducted in a similar manner. It is also expected that technical personnel based with the Florida operations will be primarily responsible for any interactive system installations Allin Interactive Corp is successful in obtaining during 1998 in any other industries.

     During 1997, SeaVision accounted for 42% of the Company's consolidated revenue. SeaVision's revenue is dependent upon a limited number of customers. The loss of any such customer could have a material adverse effect on the Company's business, financial condition and results of operations. The April 1998 termination of operations aboard three RCCL ships is expected to materially reduce transactional revenue such as pay-per-view movies and gaming and previously anticipated management fee revenue in 1998. The impact may be mitigated if the Company is successful in obtaining agreements for new system installations, although there can be no assurance the Company will be successful in obtaining agreements for new installations, or that any obtained will be on terms as favorable as with RCCL. In 1997, two SeaVision cruise line customers, Celebrity and Cunard, accounted for 17% and 11%, respectively, of the Company's consolidated revenue. SeaVision is not currently operating ITV systems or providing systems integration services for Cunard, but management believes that SeaVision remains on good terms with Cunard.

     Each of the Company's ITV system remaining contracts with Carnival, Celebrity and NCL is subject to renewal by mutual consent of the parties at the expiration of the initial term. The expiration terms of the remaining contracts range from December 2000 to November 2002. Certain contracts provide for cruise lines' rights to early termination under certain conditions and with notice. Additionally, the various contract amendments allow the cruise lines to
discontinue payment of management fees after specified notice periods.   A
decision by one or more of the cruise line clients to discontinue its agreement with the Company at the contractual expiration date or earlier could have a material adverse effect on the Company.

     Allin Interactive Corp -- Other Potential Markets

     As was discussed above under Reorganization of Operations, in early 1998 the corporate name of SeaVision, Inc. was changed to Allin Interactive Corporation. While the corporation will continue to use the tradename SeaVision in connection with its services to the cruise industry discussed above, the new name, Allin Interactive Corporation, is intended to be reflective of the Company's new focus and efforts to bring its interactive television platform and systems integration services to users in other markets. The Company's ITV platform emphasizes centralization of data and video content storage and processing at the headend, or centralized point of system control, while the equipment utilized at the video distribution points handles much simpler data and broadcast signal transfer tasks. The Company believes that this allows for lower capital commitments at each video distribution point than less centralized systems, which makes the system more cost competitive for large numbers of end users. The Company believes its existing ITV platform can be readily utilized for applications of on-demand video content tailored to many industries, and the Company intends to seek business in these markets in 1998, with particular focus on hospitals, educational institutions, and the hotel industry. Efforts within these industries and with any other potential customers or markets, will be approached on a systems integration revenue basis, where the customer will undertake the capital commitment for the system and the Company will receive fees for installation and any subsequent involvement in managing or operating systems. The Company has not to date installed interactive systems with hospitals, educational institutions, hotels, or for any customers outside of the cruise industry, although as discussed below in Hospitals and Educational Institutions, the Company has entered into an agreement for installation of one interactive system in a hospital. There can be no assurance that the Company will be successful in obtaining agreements for additional interactive system installations or other systems integration projects in the hospital, educational institution, hotel, or other industries, or that any installations or projects will result in the desired financial results.

     Hospitals and Educational Institutions. The Company believes there is a potentially large market for interactive television services to hospitals and educational institutions. The Company believes that interactive applications will be developed by these institutions for centralized on-demand viewing of medical and educational information by patients and students and for training of staffs within these types of institutions. Use of on-demand video is expected to allow for flexibility in scheduling of training for hospital and educational institution staff, providing for less down time from other duties and more personalized and directed training relative to individual staff functions. On-demand video content should allow these institutions to reduce ongoing training costs by repetition of the same video content to larger numbers of users than practicable in classroom or seminar settings. Similarly, dissemination of medical or educational information to patients and students through interactive video, is expected to allow for enhanced flexibility in their learning and reduction of dependence on institutional staff. The Company believes the market for these types of services is in its infancy and that the Company's ITV platform is adaptable to the various institutions' needs on a basis that will be cost competitive for hospitals and educational institutions.

     In March 1998, Allin Interactive Corp entered an agreement for its first hospital interactive television installation for a 251 patient room hospital located in Phoenix, Arizona. The system will centralize digitized video content concerning medical conditions and procedures and will be utilized by patients for information and by the hospital staff for training and information. It is expected that this installation will be performed during the third quarter of 1998.

     Hotel Industry. In 1995, the lodging market in the United States consisted of over 3.4 million hotel rooms, of which approximately 1.9 million were in hotels containing 100 or more rooms. Guest pay services were introduced in the lodging market in the early 1970s and have since become a standard amenity offered by many hotels to their guests. In 1986, certain hotels began offering their guests limited interactive services, and in 1991, on-demand movies became available. Guest pay services are attractive to hotel operators because they provide an additional amenity for their guests, as well as incremental revenue to their establishments.

     The Company is marketing to the hotel and resort industry, an interactive platform capable of offering guest services that include not only on-demand pay-per-view movies but also other services including high-speed Internet access. The Company believes that its system can be fully integrated with hotel information systems, including property management and inventory control systems, and reservations and billing systems. The Company believes there will be future demand for interactive capabilities within hotels designed for business travelers, such as high speed e-mail and Internet access and in room connection to hotel business centers for printing, faxing and other business support services. The Company believes its platform, with its open architecture and Windows NT and BackOffice operating systems, is more easily adaptable to these types of services than the interactive systems currently widespread in hotels, which primarily emphasize pay-per-view movies. A few dominant companies have historically provided existing systems without significant capital commitment by hotels, relying on transactional revenue from pay-per-view movies. The Company believes that there will be a growing desire for higher level ITV platforms to support the additional needs of business travelers in the hotel industry, and that more robust systems, such as the Company's, will become more prominent in the hotel industry in the future.

     The Company expended significant efforts toward penetration of the hotel market during 1997, including a marketing services agreement with Electronic Data Systems Corporation ("EDS"). At the time this agreement was entered in early 1997, the Company believed this alliance would significantly enhance its marketing efforts in this area. However, the relationship with EDS did not result in systems installation contracts with hotels. The alliance with EDS also included operational agreements under which EDS provided systems installation and operational labor to the Company for its ITV installations, including existing cruise ships. The cost of having EDS provide these services was significantly higher than had been the case when the Company performed the services with its own personnel. Management anticipated that the arrangements with EDS would result in the Company obtaining significant growth in revenue that would more than offset these cost increases. After implementation of the agreements, however, the expected contracts and revenue did not materialize and the Company terminated the original agreements with EDS as of June 30, 1997. An Amended Joint Marketing Agreement, that does not contain revenue targets, was executed at that same time and remains in effect. Under the Amended Joint Marketing Agreement, compensation terms are left open to negotiation at the time of any transaction between the parties. The Company has not obtained any contracts, to date, as a result of these agreements.

     Although the Company has not successfully marketed systems to the hotel industry to date, management believes that external factors such as the increasing demands of business travelers will result in future market conditions more conducive to the Company's strategy of offering interactive television and systems integration services on a basis under which the hotels would bear the substantial capital commitment. However, there can be no assurance that external market forces will result in a more conducive environment for hotel industry services, that the Company will be successful at obtaining business in this industry, or that any business obtained will result in the desired financial results.

     The following information in Technological Improvements; Research and Development, Suppliers and Competition applies to the operations of Allin Interactive Corp as a whole and relate to its historical operations in the cruise industry as well as anticipated future operations in the cruise and other industries.

     Technological Improvements; Research and Development. Disappointing financial results during the first half of 1997 led the Company to significantly curtail research and development activities for new applications of interactive technology across all subsidiaries, such as SportsWave's efforts at developing handheld wireless interactive terminals for use at sporting venues. The impact was not as significant on the existing interactive television platform utilized by Allin Interactive Corp since most of the basic research and development was completed in 1995 and 1996 in connection with the initial ship installations. The Company has remained committed to continuous efforts at improving the technological capabilities and configurations of its system. These efforts have resulted in substantial improvements in ITV capabilities and significant reductions to the overall cost of systems.

     Significant areas of technological improvement in 1997 implemented by the Company included upgrading of systems to utilize Windows 95 32 bit technology in all interactive session processors, utilization of Microsoft Windows NT 4.0 operating systems in all centralized servers, upgrades to Pentium 200mhz processors in all new components, and over forty upgrades to the system's proprietary "allocator" technology. These upgrades result in enhanced system operating speed and stability and fundamental improvement to the directory synchronization process allowing for expanded local operations within the interactive session processors, reducing overall network traffic and increasing overall efficiency.

     The Company also introduced its proprietary video server operating software in 1997. The proprietary video server technology allows for multiple concurrent streams of MPEG1 and MPEG2 digital video and centralized storage of digital video content, reducing the system's memory demands on its interactive session providers. The implementation of MPEG-2 digital video content results in substantially improved video resolution. These technological improvements are more efficient in handling the banners, screen displays and infomercials utilized for advertising, substantially improving the ease with which advertising content can be run and updated on the system.

     The Company is currently researching and evaluating several potential technological improvements, which could result in fundamental improvements to the functionality of the in-cabin or end user system components and improvements in database management methods. The Company's ability to develop and implement these improvements will be largely dependent on its ability to secure additional outlets for its ITV system, in the cruise industry and in other industries. The Company is unlikely to undertake this major capital commitment without obtaining such additional outlets. There can also be no assurance that the Company will be successful in obtaining agreements for additional systems or that its efforts if carried out will result in the desired technological improvements.

     In the initial development of its system, the Company acquired a software license from a developer of a hotel ITV system. The Company has made major modifications to its system and its software since that time and now uses only certain communications hardware and software from the licensor. The potential project described above, for improvements to the functionality of in cabin or end user components, if carried out, would substantially eliminate the need for use of the licensed rights in future installations.

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

     Suppliers. The Company does not manufacture the hardware components it uses and has one or more sources of supply for all such components. The Company purchases components through purchase orders and does not have long term supply contracts. The Company purchases certain hardware components, utilized in its in-cabin or end user hardware configuration, which it believes are available from only one supplier. The Company uses readily available hardware and software in its systems to the extent possible to help to ensure ready availability of components. The Company believes that reasonable alternative sources of supply exist for all components except as noted above regarding certain communications hardware and software.

     The Company has entered into agreements with distributors of motion pictures for non-theatrical viewing under which the distributor licenses to the Company the right to make pay-per-view movies available on the Company's ITV system. Payment to the distributors is based on revenue derived from the sale of such movies on the Company's ITV system or on a fixed price basis for certain time periods. The distributor pays the associated royalties to the motion picture studios and other third parties. Although a specific title may be available from a single source, the Company does not anticipate that it will experience difficulty in obtaining these products.

     The Company has used the services of third party graphics designers in the development of its ITV system. All proprietary rights to the platform and system belong to the Company. While third party graphics designers have been important in developing the visual amenities of the Company's system, if the Company should no longer have access to their services, the Company believes that it will be able to engage other graphics designers and personnel capable of doing so.

     Competition. The interactive services industry is in the early stages of its development. The Company competes with numerous other companies utilizing various technologies and marketing approaches, and the Company anticipates that additional competition will develop in all of the markets that the Company is targeting. A number of these competitors are larger than the Company and have greater financial and other resources. The Company is unable to predict the level of competition that will actually develop and the time frame in which it will develop.

     In the cruise line market, although cruise operators have received many proposals to develop and install ITV systems, to the Company's knowledge, no system with features comparable to the Company's has been installed and operated on a cruise ship, although the Company is aware of interactive systems developed by competitors for airplanes and trains. The Company is aware of one competitor who is testing their interactive system aboard a ship, although the Company does not believe the system has been fully installed throughout the ship. The Company is also aware of another competitor that has announced receipt of an order for their interactive system from a cruise line with which the Company does not currently do business. The Company believes that the open architecture of the Company's platform and its adaptation to the cruise environment will be difficult to duplicate and that its successful implementation of its system gives it a current competitive advantage. The Company also believes that the centralized data processing features of its ITV system allow for significant cost savings in the in-cabin or end user equipment, allowing for substantial cost savings over competitors' systems. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or successfully compete with the Company.

     Two companies, On Command Video and LodgeNet are the dominant providers of in-room entertainment and cable television services to the lodging industry. These competitors are larger and have greater resources than the Company. There are also a number of small regional providers and a number of potential competitors such as cable companies, telecommunications companies and direct-to-home and direct broadcast satellite companies that could provide in-room entertainment to the lodging industry. However, management believes that the Company has the opportunity to effectively compete based upon the technology resident in its ITV platform. Although the

Company believes that its media and information platform and ITV system include features that are not currently in use in the lodging industry, there can be no assurance that the Company will be able to penetrate this market.

     All of the competitors mentioned above are potential competitors for applications of interactive technology to hospitals, educational institutions, and other markets.

     Allin Interactive Group -- Digital Imaging

     The Company has historically pursued opportunities in the emerging digital photography market through its Allin Digital Imaging (formerly PhotoWave) subsidiary. Such activities have included efforts to develop a local retail digital photography business, and development of a mobile interactive digital photography studio to pursue digital imaging opportunities with event marketers. Beginning in 1996 and extending through the first half of 1997, Allin Digital Imaging developed a proprietary application of the Company's interactive technology which allowed images to be viewed using cardswipe technology, customized and produced through the mobile facility. Capabilities were also developed for an Internet based image archival and retrieval system utilizing access cards. Despite significant capital devoted to development of these facilities and capabilities and extensive marketing efforts, the Company's efforts did not result in substantial revenue production through the end of 1997. Although the Company expected to continue efforts at developing this business, as 1998 began, an extensive evaluation of operations by the Company's management conducted in January 1998 resulted in a reorganization of operations implemented in February 1998. A significant component in this reorganization is a fundamental change in the Company's targeted services in the digital imaging market. Subsequent to the implementation of the reorganization, the Company will focus on opportunities for providing systems integration services to the photography industry, particularly focusing on installation of digital photography systems for commercial photography businesses, and associated training and technical support. PhotoWave has changed its name to Allin Digital Imaging Corp. as part of the reorganization and its pursuit of retail digital photography and event imaging opportunities has ceased. Additionally, certain assets utilized in those areas, including the mobile digital photography facility and rights to the name PhotoWave have been contributed to RCC in exchange for a minority non-controlling interest in that business. See Reorganization of Operations under "General Development of Business" above.

     Allin Digital Imaging Corp. -- Digital Imaging

     Industry Overview. Digital imaging involves the capture of images in or conversion of images to a digital format, the storage of images in a computer and the transmission of the images over electronic networks. Digital imaging equipment has been developed which permits the capture of digital images instantly without the need for film or the chemical development process. The camera stores the image on a number of alternative media such as magnetic memory cards which can be removed and inserted in any computer equipped with a standard slot for such cards. Alternatively, digital imaging equipment can be connected directly to computers through standard industry interfaces. Once an image is stored in a computer, software can be used to manipulate and enhance the image in various ways such as changing the size, rotating it or adding color.

     The market for photographic portraits and social imaging approximates $3.5 billion annually, per Kodak Professional Business Research. Digital photography is currently utilized by a relatively small portion of photographers nationally, but its use is expected to rapidly increase over the next five to ten years as the cost of digital photography hardware and software decreases. Digital photography's fundamental advantages over conventional wet photography in the areas of image manipulation and enhancement and image storage are likely to become increasingly pronounced allowing for improved image processing time and reductions in processing labor. The Company expects that within ten years, the professional portraiture industry will have a significant migration from conventional wet photography to digital systems.

     Operations. Although the Company's efforts to date in digital photography did not result in a successful retail photography business, many of the activities and development efforts have provided insight and capabilities regarding the use and configuration of digital photography systems. This expertise, combined with the systems integration expertise throughout the Company, have led the Company's management to commit to the pursuit of systems integration opportunities in digital photography, due to its consistency with the Company's organizational objectives and management's belief that it is an area where the Company can be competitive. The 50,000 member businesses of the Professional Photographers of America have been identified as the target market. These photography operations typically represent larger, more established businesses utilizing more master photographers than the rest of the industry. Allin Digital Imaging intends to market its services through the use of internal marketing personnel and has also reached an exclusive commission based referral agreement with RCC, a principal of which is nationally known for his expertise in digital photography. It is anticipated that this individual will be in a position to market the Company's services through his national seminars on conversion from conventional to digital photography. The Company's strategy and operations in the digital photography market are so new that no assurance can be given as to the likelihood of their success. The Company has identified numerous leads and is currently negotiating with those potential customers. There can be no assurance, however, that these efforts will lead to systems integration projects, or that any projects obtained will result in the desired financial results.

     Conversion to a digital system will typically be a significant commitment for Allin Digital Imaging's targeted customers and will represent a purchase that will be made on a non-recurring basis. Allin Digital Imaging's future success will be dependent, therefore, on continued identification and effective marketing to new customers. Allin Digital Imaging, however, hopes to maintain the relationships it establishes by becoming a source for provision of photographic consumable supplies and ongoing technical support. Through this strategy, the Company will attempt to build a smaller base of recurring revenue while offering a continued focus on customer satisfaction and the opportunities for the development of additional business through referrals and future upgrades.

     It is anticipated that 1998 marketing and administrative operations related to digital photography systems integration will primarily utilize personnel who performed similar functions related to the retail digital photography operations conducted in 1997 as PhotoWave. It is also expected that technical resources necessary for any installations obtained will be obtained by utilizing independent contractors or KCG consultants. Allin Digital Imaging's operations are expected to be managed from the Company's Pittsburgh, Pennsylvania office while installations will be performed at the respective clients' locations.

     For 1997, Allin Digital Imaging's retail digital imaging business, conducted under the PhotoWave name, accounted for 1% of the Company's consolidated revenue, and was not dependent upon a limited number of customers.

     Research and Development. The Company expended considerable effort and resources from late 1996 through the first half of 1997 on development of proprietary software systems for operation of its mobile digital imaging facility, including card swipe technology utilized for immediate access and viewing of images on monitors. Extensive efforts were also expended on development of a database archival system for digital images accessible through the Internet. The latter project also included related website development.
The research and development efforts were carried out primarily by KCG's software engineers and consultants. Allin Digital Imaging is retaining ownership of these systems, although a license for use, but not resale, of the systems has been contributed to RCC. Some of the features developed for these systems could be included in the higher end digital photography systems the Company intends to market in 1998, after some modifications required due to different anticipated hardware configurations to be used in Allin Digital Imaging's future systems integration engagements, if any. The Company intends to evaluate demand for these high level features prior to committing the necessary capital for modification of the proprietary system. The hardware and software configurations Allin Digital Imaging plans to install for systems integration customers, if any, will be primarily dependent on readily available "off the shelf" digital photography software to be purchased from third parties. Allin Digital Imaging believes that this strategy will make future upgrading of installed systems easier and will allow for a lower level of research and development activities within the Company in the future. Due to the anticipated systems configurations' primary dependence on third party software, additional modifications necessary to effectively utilize existing proprietary software, and Allin Digital Imaging's unproven history in performing systems integration services in the digital photography market, the Company has concluded that the carrying value of the capitalized software development costs associated with its proprietary systems has been impaired, and the Company has recorded a writeoff of such value as of December 31, 1997. See Note 8 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

     Suppliers. The Company does not manufacture the hardware components it will use in conjunction with its systems integration services in digital photography and has one or more sources of supply for all such components. Similarly, the software planned to be utilized in these projects is non-proprietary, widely marketed and readily available from a number of suppliers. The Company purchases and intends to continue to purchase components through purchase orders and does not have long term supply contracts. The Company plans to use readily available hardware and software in its activities to the extent possible to help ensure ready availability of components. The Company believes that reasonable alternative sources of supply exist for all components.

     Competition. The market for digital imaging systems integration services, primarily for conversion of established businesses from use of conventional wet photography to digital imaging technology, is small at present. The market is expected to grow rapidly over the next five to ten years as the pace of the expected industry wide conversion grows. One competitor, Desktop Darkroom, currently is believed to account for approximately 25% of market share, with one other competitor believed to account for approximately 10%. The rest of the competition is fragmented among small providers, typically local or regional stockhouses specializing in marketing photographic products and services to commercial photography businesses. These stockhouses currently place primary emphasis on products and services related to conventional wet photography, as this method is still in predominant usage. The Company believes that its specialized focus on digital imaging systems will be advantageous in competing with the stockhouses and will help to overcome their advantage of having prior established relationships with existing photography businesses. There can be no assurance, however, that Allin Digital Imaging will be successful in establishing itself in the market for digital imaging systems integration services, or that it will be able to compete effectively with existing competitors, some of whom may be larger and have more resources.

     Allin Consulting -- Software Design and Network Solutions

     Kent Consulting Group

     Industry Overview. As information technology has become increasingly complex and important, businesses have used third party specialists to provide various services in the design and implementation of electronic solutions. Growth in this outsourcing market is expected to continue to grow substantially in the coming years. The market segments in which KCG does business, providing services in the development of applications software and solutions for the desktop and distributed environments and networking, are expected to continue increasing as a percentage of the total outsourcing market. The increasing dominance of Microsoft operating systems and software has created a large market worldwide for consultants capable of developing specialized applications matching the customers' unique needs with the robustness and connectivity of the Microsoft environment.

     Operations. KCG provides varied software design and network solutions to corporate clients in a wide variety of industries. KCG specializes in assisting companies in planning, building, and managing Microsoft BackOffice solutions including NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. KCG also has expertise in developing ITV platforms, Internet applications, groupware and e-mail applications, and networking and database applications. KCG currently generates revenue from fees under its contracts for software design and network solutions services for third party clients. KCG has historically provided technical and creative support in the development of the Company's proprietary software systems and for general technical support. Due to the reduction in scope of the Company's internal development efforts during the second half of 1997, KCG has been able to redirect more of its creative and productive resources to the third party market, resulting in substantial revenue growth in the second half of the year.

     KCG is authorized as a Microsoft Solutions Provider Partner and is also authorized as a service provider for Lotus, IBM and Novell. Its services include design of system architecture, installation and configuration of software and hardware, custom software development, training, systems management support and trouble-shooting. KCG enables its customers to tie new applications and new technologies into existing information systems quickly and with minimal disruption. It has been on the leading edge in developing structures for multi-site computing to enhance the productivity of travelers, workers in remote and field offices and the growth of virtual office environments.

     KCG maintains offices in Oakland and San Jose, California. It also has consultants based in the Company's offices in Pittsburgh, Pennsylvania and Plantation, Florida, although to date these consultants have been primarily responsible for services provided within the Company. KCG plans to seek growth in third-party revenue in these areas during 1998 and is considering, but has not committed to, geographic expansion to other markets through investment or acquisition. KCG heavily utilizes the virtual office concept to improve its productivity, outfitting its consultants and engineers to effectively work from client locations, their homes, its offices, and other locations.

     KCG's revenue (excluding intercompany revenue) accounted for 28% of the Company's consolidated 1997 revenue. During this same period, one KCG customer accounted for 16% of KCG revenue, but did not account for more than 10% of the Company's consolidated revenue.

     Suppliers.   KCG's services are primarily labor intensive and are provided by its consultants and engineers. KCG maintains a continual search and recruitment process through referrals from consultants and industry contacts and through advertising and other means as necessary. KCG has not, to date, experienced difficulty in recruiting qualified consultants. KCG's compensation is primarily production based, enabling KCG to add consulting personnel with minimal economic risk. The computer hardware, software and supplies purchased to support KCG's consultants are readily available from a large number of suppliers.

     Competition. The information systems consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. Information from Microsoft indicates that in Northern California alone, there are approximately four hundred consulting firms with some degree of specialization in Microsoft products. Some of these specialize in training or development, but the majority perform both development and infrastructure services. There are many more such firms nationally, although Northern California is the area of highest concentration. There are a few large national or multinational firms competing in this market, such as Vanstar, Software Spectrum, Compucom, Inacomp and Ikon, although these firms typically sell computer hardware and software in addition to providing services. The larger firms are believed to have a better reputation in product sales generally than in services, which gives firms specializing in services, like KCG, a competitive advantage. Management believes the majority of firms in the industry have a smaller revenue base than KCG.

     Allin Consulting -- Computer Hardware and Software Sales

     Netright

     Industry Overview. The market for computer hardware and software sales is a significant component of the American and worldwide economies. The last fifteen years have seen explosive growth from the introduction of personal computers and related applications, networking and communications software. Computer hardware and software has evolved beyond business use and has become widespread in homes, schools, and other settings. Recently, rapidly escalating use of the Internet has spurred the introduction of many new software and communications products. Growth is expected to continue in all these areas. The hardware and software market is very diverse in the types of organizations participating, ranging from giant manufacturers employing direct sales, to retail stores specializing in computer products, to hardware and software being one of multiple product lines offered by other retail or consulting businesses.

     Operations. Netright's historical operations have been predominantly in support of related companies, particularly KCG and Allin Interactive Corp. Third party business has been primarily obtained in connection with KCG engagements for consulting services. The Company believes there are opportunities for growing its business in hardware and software sales through more aggressive pursuit of equipment and software sales related to consulting opportunities and through undertaking efforts to market its products to other businesses.
Netright has developed purchasing capabilities and agreements with vendors providing it access to a wide spectrum of computer related hardware, software and networking equipment at competitive prices. During 1998, the Company intends to seek to expand this supplier base to further enhance its available products and its opportunities for attractive pricing.

     Netright's product offerings include most computer-related hardware and software available in the marketplace. It has historically maintained very little in inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Through the middle of 1997, Netright's operations were based solely in Oakland, California. Operations expanded in the second half of 1997 to Pittsburgh, Pennsylvania.

     Netright's revenue (excluding intercompany revenue) accounted for 2% of the Company's consolidated 1997 revenue.

     Suppliers. The products sold by Netright are readily available from a large number of sources. Netright has historically purchased a substantial portion of its products from one supplier due to pricing advantages offered through volume purchasing. The Company is seeking to expand its supply sources in 1998.

     Competitors. As noted above, the numbers and types of entities selling computer related hardware and software products are numerous and diverse. Some computer manufacturers, such as Gateway and Dell, sell equipment directly to clients. Hardware and software products are readily available at a number of retail outlets specializing in these types of products, such as CompUSA, but can also be obtained from retailers as diverse as department stores, bookstores, and office supply outlets. Additionally, there are a large number of computer consultants, including some of the large ones mentioned above in connection with KCG, that also sell hardware and software. The Company believes that relationships with affiliates will continue to be Netright's predominant source of customers and this referral source will serve as a competitive advantage with those customers.

     SportsWave -- Sports Marketing

     International Sports Marketing

     Industry Overview. Event marketing, often centering on a sports theme, is a growing sector of the worldwide advertising industry. The Company intends to take advantage of this market through the corporate promotion and hospitality business conducted by SportsWave under the International Sports Marketing ("ISM") tradename. Sports marketing enables businesses to capitalize on the popularity of professional sports and famous athletes to motivate and inspire customers and sales forces, strengthen brand loyalty, establish solid trade relationships, and maximize promotional impact for their products.

     Operations. ISM offers a full range of sports marketing and promotion services including promotions and premiums, corporate incentive programs, event marketing, licensing and memorabilia. ISM creates, designs, and executes fully integrated sports promotion programs based on the client's business objectives. ISM provides concepts and creative development of programs as well as implementation, administration and management. ISM utilizes former professional baseball, football, basketball and hockey players as the focal point of its programs. Programs conducted have included sports fantasy camps, golf and fishing events, youth sports clinics, sweepstakes prizes, appearances, and promotions utilizing trading cards, autographed memorabilia, and image licensing for use on customers' products.

     Since 1989, ISM has held a worldwide license with Major League Alumni Marketing, Inc. ("MLAM"), with certain exclusive rights, to use the name "Major League Baseball Players Alumni Association" ("MLBPAA") and certain related logotypes and trademarks and the name "Major League Alumni Marketing" in connection with certain marketing, merchandising and promotional activities. The MLBPAA is a nonprofit organization, currently comprised of over 3,000 former players, that was founded to, among other things, promote and encourage the sport of baseball and to assist in charitable work. The activities covered by the Company's license include (i) sponsorships and events with former players, such as tours, exhibition games and autograph and photograph sessions, (ii) creating and supplying products autographed by former players and (iii) corporate and sales incentive programs including fantasy camps and spring training trips. ISM pays royalties for the use of such rights, and, subject to certain limitations, ISM is permitted to sublicense such rights. The Company's license currently expires on December 31, 1998. MLAM has notified ISM that it does not wish to renew the agreement under its current terms, but wishes to negotiate mutually agreeable terms under which it will continue to work with ISM. ISM is actively pursuing negotiations with MLAM in this regard although no assurance can be given that ISM will be successful or that the terms of any new agreement will be favorable to ISM. ISM does not believe this matter will have a material adverse effect on its business, financial condition or results of operations.

     In January 1998, ISM entered into a license and marketing agreement with the National Football League Alumni, Inc. ("NFLA") under which ISM received an exclusive license to use the marks and name "National Football League Alumni" in the conduct of its sports marketing business. The agreement gives ISM full authority for the development and marketing of the rights conveyed, except for certain excluded activities. The activities covered under the license and marketing agreement will be sponsorships and events utilizing former football players, creating and supplying products with images or autographs of former players and corporate and sales incentive programs. The initial term of the agreement expires on December 31, 2002. The agreement provides for an automatic five year renewal if certain conditions related to royalties paid under the agreement are met. ISM will pay NFLA royalties for the use of rights conveyed under the agreement, and, subject to certain limitations, ISM is permitted to sublicense such rights.

     The traditional sports marketing aspect of ISM's business has historically been seasonal, with the largest number of events and promotions being staged during the Major League Baseball season. However, ISM also contracts with former professional football, basketball and hockey players to participate in events, promotions and incentive programs for ISM clients, which reduces ISM's reliance on events held during the Major League Baseball season. The Company further believes that rights obtained under its agreement with NFLA will lessen its reliance on baseball.

     At the beginning of 1997, the Company intended to use its interactive technology to enhance the existing sports marketing capabilities of ISM. The Company had planned to adapt its platform to offer interactive services for use at sports venues to enhance the impact of advertising messages. Research and development activities conducted focused on a hand held wireless interactive terminal, to be located in luxury boxes or utilized at other sports venues. The Company did not secure any contracts to implement this technology. As part of an overall curtailment of research and development activities implemented midway through 1997, the Company's development activities in this area were discontinued. There are no plans for any resumption of these activities at this time.

     During 1997, SportsWave's operations were conducted primarily through operational, administrative and marketing personnel based in the Company's Pittsburgh, Pennsylvania office. It is anticipated that 1998 operations will be conducted in a similar manner.

     SportsWave's revenue accounted for 27% of the Company's consolidated 1997 revenue. During this same period, two SportsWave customers accounted for 13% each of SportsWave's revenue, however, no SportsWave customer accounted for 10% of the Company's consolidated revenue. SportsWave has long-term relationships with many clients, but the customer base varies from year to year and the Company does not anticipate that the loss of any one customer would have a material adverse impact on the Company as a whole.

     Suppliers. ISM contracts with numerous former professional baseball, football, basketball and hockey players for its programs for appearances, participation in fantasy camps and tours, incentives and licensing of images. Customers will from time to time request certain players whose services are not available due to scheduling conflicts, competing corporate relationships, or the athletes' personal preferences. ISM will in these cases attempt to utilize alternate players of similar stature for the proposed programs, which will in most cases be accepted by the customers. There are some occasions, however, when programs do not transpire due to the inability to secure the services of certain former athletes. ISM utilizes numerous resorts, outfitters, tour directors, stadiums, and golf clubs for its events and believes reasonable alternate sources of supply exist for any used. Sources of authentic sports merchandise such as uniforms are limited to certain suppliers. Sources of photographic images of players are limited and subject to certain rights restrictions.

     Competition. The sports marketing industry is fragmented and highly competitive. A number of the companies and sales agencies that provide such services are larger than the Company and have greater resources, both financial and otherwise. ISM generally competes based on its specialized promotional and event marketing capabilities. The business of ISM could be adversely affected if one or more large competitors decide to directly focus their resources on providing the same services in the same markets as ISM.

     The information following in the remainder of this Narrative Description of Business pertains to the operations of the Company as a whole, unless otherwise indicated.

     Research and Development; Capital Expenditures

     During 1997, the Company expensed approximately $315,000 for software development, principally for enhancement of Allin Interactive Corp's ITV platform, development of Allin Digital Imaging's digital imaging technology and for SportsWave's development of a wireless interactive hand held terminal, as discussed above. An additional $48,000 of software development was capitalized related to certain upgrades related to Allin Interactive Corp's ITV platform.

     During 1996, the Company expensed approximately $949,000 and capitalized $216,000 for software development, principally for enhancement Allin Interactive Corp's ITV platform, and development of Allin Digital Imaging's digital imaging technology. Other development was focused on software and other product applications to be presented to participants in other business markets.

     During 1995, the Company capitalized approximately $753,000 for software development, principally for comprehensive development of the Allin Interactive Corp's ITV platform.

     Employees

     As of March 11, 1998, the Company employed approximately 85 people. None of these employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

     Marketing and Sales

     The Company's marketing and sales efforts are directed toward several distinct groups: customers that will contract for the installation and operation of the Company's ITV system; advertisers and merchandisers who will utilize the ITV system to deliver promotional messages of various kinds to system users; customers that will utilize the Company's systems integration services in digital photography, customers in need of software development, network solutions services, and computer hardware or software, and customers interested in sports themed promotions.

     The Company has eight sales and marketing personnel among its subsidiaries. One currently focuses on potential ITV customers, one focuses on the Company's digital imaging business, two focus on software design and network solutions, one focuses on hardware and software sales, and three focus on the Company's sports marketing business.

     Government Regulation

     The Company's ITV system currently offers games of chance to cruise ship passengers while operating in international waters. However, such gaming cannot be offered while the ship is in any United States port and it cannot be offered in any United States land based application of the ITV platform at this time.

(d)  Forward Looking Statements

     Certain statements in the preceding Item 1 and in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things:

     Limited Operating History. The Company was not organized until July 1996 and did not until November 1996 conduct any operations as a combined entity consisting of the businesses of Allin Interactive Corp, Allin Digital Imaging, KCG, Netright and SportsWave. Furthermore, Allin Interactive Corp, formerly SeaVision, has been in operation only since 1994 and has concentrated on developing its ITV system and on securing contracts to install and operate the ITV system on cruise ships. The Company was operating its ITV system under the SeaVision name in only eleven installations as of December 31, 1997, and, as announced on March 20, 1998, SeaVision and RCCL have mutually agreed on termination of their contract for interactive television services aboard three of RCCL's ships. Revenue generated by the ITV system has not been sufficient to date to result in profitable operations. Because Allin Interactive Corp had only a limited operating history prior to organization of the

Company, and the Company has only a limited operating history as a combined entity, there can be no assurance that the Company will succeed in implementing its strategy for development and growth or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1995, 1996 and 1997 and, as of December 31, 1997, had an accumulated deficit of $21,884,000. Allin Interactive Corp has recognized net losses since inception in 1994 primarily because of the limited revenue generated from its ITV operations. During its start-up phase, the Company has researched, developed and installed the only ITV system that to its knowledge is in use in the cruise industry presently, other than one system currently being tested, and has incurred substantial costs in doing so. The Company anticipates that it will continue to incur net losses at least through 1998, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Additional System Installations. The Company is currently negotiating with various cruise lines the economic terms under which it would proceed with installations of ITV systems on ships in their fleets. There can be no assurance that the Company will be successful in negotiating contracts with the cruise lines to obtain installation terms favorable to the Company or that, if successful, the terms will result in the desired improvements to Allin Interactive Corp's revenue and operating income. In the event such negotiations are not successful, additional cruise ship ITV installations may not be undertaken.

     Cruise Lines' Rights to Terminate Operations or Management Fees. Certain cruise lines have the right to terminate the Company's operations, or to discontinue payment of management fees, upon notice. Any such termination of operations would eliminate the Company's ability to share in revenue produced by the affected interactive television system. Any such discontinuation of management fees would eliminate the Company's ability to charge management fees for operation of the system. The loss or elimination of the Company's rights to any of these sources of revenue resulting from any of the foregoing events could have a material adverse effect on the Company's business, financial condition, and results of operations. The April 1998 termination of operations aboard three RCCL ships is expected to materially reduce transactional revenue such as pay-per-view movies and gaming and previously anticipated management fee revenue in 1998. The impact may be mitigated if the Company is successful in obtaining agreements for new system installations, although there can be no assurance the Company will be successful in obtaining agreements for new installations, or that any obtained will be on terms as favorable as with RCCL.

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for its interactive platform and other technologies on a communications and information systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for alternative applications of its interactive platform, or that any contracts obtained will generate improvements to the Company's profitability or cash flow. During 1998, Allin Digital Imaging will attempt to enter a new market by offering systems integration services to commercial photography businesses. There can be no assurance that Allin Digital Imaging will be successful at penetrating this market, or that any business obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. Management has evaluated its plans for research and development activities for various applications of its interactive platform and digital photography technologies and has determined that the interests of the Company would best be served for the short term through conservation of its liquid resources and a reduction of its non-essential development costs. Allin Interactive Corp has curtailed development projects related to its ITV systems with the exception of certain projects associated with secured future revenue such as an advertising contract or projects which are relatively small cost incremental system improvements. The Company is currently evaluating potential technological improvements, which it believes could result in fundamental improvements to the functionality of the in-cabin or end user system components and improvements in database management methods. There can be no assurance, however, that if undertaken, such projects will result in improved functionality of the system or will result in additional revenue or improved profitability for the Company. Allin Digital Imaging does not anticipate any significant development activities at this time and will evaluate demand for digital imaging systems integration services prior to committing significant capital resources to any modifications of the Company's existing digital imaging technology. SportsWave research and development has also been curtailed. KCG's software development and network systems consultants had been responsible for a significant portion of the Company's ongoing research and development activities. The majority of the KCG consultants have been redeployed toward consulting projects for third parties, although no assurance can be given that additional third-party business will be obtained on an ongoing basis. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can be no assurance that the Company's new products and applications, if any, will generate additional revenue or improved profitability for the Company.

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

     Need for Management of Growth.   The Company's growth strategy will require
its management to conduct operations and respond to changes in technology and the market. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

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

Item 2 - Properties

     Allin Communications Corporation's principal executive offices are located at 400 Greentree Commons, 381 Mansfield Avenue, Pittsburgh, Pennsylvania 15220 in leased office space. This is also the location of the digital imaging and sports marketing segments of the business performed by Allin Digital Imaging and SportsWave, respectively. The interactive television and systems integration segments operated by Allin Interactive Corp are located in leased office space in Plantation, Florida. Consulting services are performed by Kent Consulting Group from leased offices in Oakland and San Jose, California. Additionally, KCG utilizes portions of the Pittsburgh and Plantation offices to support consulting services performed in those geographic areas. Netright utilizes the Oakland and Pittsburgh offices in support of its computer hardware and software sales businesses.

     Prior to February 1997, Allin Interactive Corp also maintained leased office space in Lisbon, Ohio. This lease terminated in January 1997 and personnel, furnishings and equipment from the Lisbon office were transferred to the Pittsburgh and Florida offices.

     Due to reductions of workforce implemented during 1996 for certain administrative, marketing and technical positions related to the Company's interactive television, digital photography and corporate headquarters activities, office space currently held in Pittsburgh, Pennsylvania and Plantation, Florida is in excess of what is utilized by the Company. The Company sublet a portion of the Pittsburgh office space in December 1997 and is actively pursuing sublet of an additional portion. It is anticipated that the Plantation, Florida office of Allin Interactive Corp will be moved to smaller leased office space in Ft. Lauderdale, Florida in April, 1998. The Oakland and San Jose, California leased offices utilized by KCG and Netright are fully utilized. All of the leased properties are suitable and adequate to meet the organization's needs as of December 31, 1997, except for certain excess space, as described above.


Item 3 - Legal Proceedings

     The Company from time to time is involved in litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject for which any material adverse judgement is considered probable.


Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

Part II


Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

     Allin Communications Corporation's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market in November 1996 under the symbol "ALLN". During 1997, the high and low closing prices per share of the Common Stock as reported by Nasdaq were $21 1/2 and $2 3/8, respectively. On March 10, 1998, there were approximately 108 record holders of the Common Stock.

     Quarterly high and low closing prices per share of the Common Stock as reported by Nasdaq during 1996 (subsequent to initial public offering) and 1997 were as follows:

High and Low Closing Prices Per Share of Common         Quarterly High     Quarterly Low
          Stock as Reported by Nasdaq                        Price             Price

Fourth Quarter 1996 (subsequent to initial offering)         $20              $15
First Quarter 1997                                            21 1/2           13 1/2
Second Quarter 1997                                            9 1/2            2 3/8
Third Quarter 1997                                             4 1/4            2 5/8
Fourth Quarter 1997                                            5                3 1/2

     There have been no dividends declared on the Common Stock since the inception of the Company. Although there are no contractual restrictions on Allin Communications Corporation's ability to declare dividends, the Company has no intention to do so in the near future.

Item 6 - Selected Financial Data

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

                            SELECTED FINANCIAL DATA
               (Dollars in thousands, except for per share data)

     The selected financial data for each of the periods ended December 31, 1994, 1995, 1996 and 1997 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company (Item 8), and ''Management's Discussion and Analysis of Financial Condition and Results of Operations,'' (Item 7) included elsewhere in this Form 10-K and in the Company's Form 10-K for the period ended December 31, 1996.

     Allin Interactive Corp elected to be treated as an S Corporation through July 22, 1996 and, as a result, the taxable loss has been reflected on the federal and state tax returns of the shareholders rather than the corporate returns through that date.

     The selected financial data for the periods ended December 31, 1994 and 1995 reflect solely the financial position and results of operations of Allin Interactive Corp. The selected financial data for the period ended December 31, 1996 includes the financial position and results of operations of Allin Communications Corporation, Allin Interactive Corp, Allin Digital Imaging, KCG, Netright, SportsWave and Allin Holdings for the portion of 1996 for which the company had operations or that was subsequent to acquisition. The selected financial data for the period ended December 31, 1997 reflects the financial position and results of operations of all companies for the full year of 1997.

                                                                  Period Ended December 31,
                                                  ----------------------------------------------------------
                                                      1994           1995           1996           1997
                                                  -------------  -------------  -------------  -------------
Statement of Operations Data:
  Revenue.......................................    $       --     $       44     $    1,344     $   13,187
  Cost of sales.................................            --             10            818          8,103
                                                    ----------     ----------     ----------     ----------
  Gross profit..................................            --             34            526          5,084
  Depreciation & amortization...................             6            288          1,365          4,026
  Selling, general & administrative.............           582          1,545          6,684         12,138
                                                    ----------     ----------     ----------     ----------
  Loss from operations..........................          (588)        (1,799)        (7,523)       (11,080)
  Interest expense (income), net................            24            369            797           (425)
                                                    ----------     ----------     ----------     ----------
  Loss before income tax expense................          (612)        (2,168)        (8,320)       (10,655)
  Income tax expense............................            --             --             27             48
                                                    ----------     ----------     ----------     ----------
  Net loss......................................          (612)        (2,168)        (8,347)       (10,703)
  Accretion and dividends on preferred stock....            --             --            106            232
                                                    ----------     ----------     ----------     ----------
  Net loss applicable to common shareholders....    $     (612)    $   (2,168)    $   (8,453)    $  (10,935)
                                                    ==========     ==========     ==========     ==========
  Net loss per common share.....................        $(0.26)        $(0.90)        $(2.98)        $(2.12)
                                                    ==========     ==========     ==========     ==========
  Weighted average number of common
   shares outstanding...........................     2,400,000      2,400,000      2,834,565      5,157,399
                                                    ==========     ==========     ==========     ==========


                                                                   As of December 31,
                                               -----------------------------------------------------------
                                                   1994           1995         1996               1997
                                               -------------  ------------  ----------         -----------
Balance Sheet Data:
  Working capital............................         $  57       $(1,493)     $14,051             $ 6,748
  Total assets...............................           146         2,353       32,677              21,653
  Total liabilities..........................           756         5,131        3,875               3,644
  Convertible, redeemable preferred stock....            --            --        2,480               2,500
  Stockholders' equity.......................          (610)       (2,778)      26,322(1)           15,509

--------------
(1) Includes a charge of $661,000 related to the induced conversion of various loan balances due stockholders of the Company into 244,066 shares of Common Stock.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, the words "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results and outcomes could differ materially as a result of such important factors including, among other things, the Company's limited operating history and uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit and dependence on its proprietary technology; the risks inherent in development of new products and markets, the Company's ability to obtain additional system installations, certain customers' rights to terminate operations, competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating results, as well as other risks and uncertainties. See Item 1 under the caption "Forward-Looking Statements".

Overview of Organization, Products & Markets

     Allin Communications Corporation (the "Company") was organized under the laws of the State of Delaware in July 1996 to act as a holding Company for five operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 1997, these five subsidiaries were SeaVision, Inc, a Delaware corporation ("SeaVision"), PhotoWave, Inc., a Delaware corporation ("Photowave"), Kent Consulting Group, Inc., a California corporation ("KCG"), Netright, Inc., a California corporation ("Netright"), and SportsWave, Inc., a Pennsylvania corporation ("SportsWave"). During February, 1998, the Company announced the reorganization of its operations into three business units, Allin Interactive Group, Allin Consulting Services ("Allin Consulting"), and SportsWave. During March 1998, SeaVision changed its name to Allin Interactive Corporation ("Allin Interactive Corp") and PhotoWave changed its name to Allin Digital Imaging Corp. ("Allin Digital Imaging") as part of the operational reorganization. The legal structure of the Company remains unchanged as Allin Interactive Group will consist of the operations of Allin Interactive Corp and Allin Digital Imaging and Allin Consulting will include the operations of KCG and Netright for purposes of operating management and financial reporting. The five subsidiaries listed above, as well as Allin Holdings Corporation ("Allin Holdings"), a Delaware corporation and non-operating subsidiary, are wholly owned by the Company. Unless the context otherwise requires, all references herein to the "Company" mean Allin Communications Corporation and its subsidiaries.

     The Company's recent reorganization was undertaken to maximize management efficiencies and to focus the units around common services, technologies and markets. The Allin Interactive Group will concentrate on interactive technology based on proprietary extensions to Microsoft's Windows NT and BackOffice operating systems through Allin Interactive Corp and digital imaging technology through Allin Digital Imaging. Allin Consulting will provide Windows NT-based software design, engineering, and network integration services through KCG and the provision of computer hardware and software products through Netright. SportsWave will continue the sports themed marketing, event promotion, and licensing services carried out under the International Sports Marketing ("ISM") tradename. The Company's management believes the reorganization will allow the Company to focus on its core strengths and markets where its products and services can be most competitive.

     The following discussion of financial information for the period ended December 31, 1995 reflects solely the results of operations of Allin Interactive Corp. The financial information for the period ended December 31, 1996 reflects the results of operations of Allin Communications Corporation, Allin Interactive Corp (formerly SeaVision), Allin Digital Imaging (formerly PhotoWave), KCG, Netright, SportsWave and Allin Holdings for the portion of 1996 for which the company had operations or for the period of time the entity was owned by the Company. The financial information for the period ended December 31, 1997 reflects the results of operations of all companies for the full year of 1997.

     Allin Interactive Corp was formed as SeaVision in June 1994 and has to date focused on the international cruise industry. SeaVision became a subsidiary of the Company in August 1996 through a merger. Its operations to date have involved the development of an interactive platform, the installation and operation of ITV systems in the international cruise industry, and the provision of communications and information systems integration services, primarily to cruise industry clients. Allin Interactive Corp still operates under the name SeaVision in the cruise industry and is a significant supplier of ITV systems to that industry. As of December 31, 1997, a total of eleven systems were in operation on cruise ships with an annual passenger base in excess of one million passengers. On March 20, 1998, SeaVision announced a mutual agreement with RCCL to terminate its agreement to provide interactive television service aboard three RCCL ships with an annual passenger base of approximately 337,000.

     Allin Digital Imaging, originally named PhotoWave, was formed as a subsidiary of the Company in August 1996 and through 1997 sought to develop a local retail photography business and event imaging opportunities utilizing digital photography technology. In conjunction with a reorganization of the Company's operations conducted in early 1998, as described in Item 1 - Business herein, Allin Digital Imaging has changed its business strategy and henceforth will focus on providing systems integration services specializing in conversion of photography businesses from conventional wet photography to digital imaging technology. The historical results of operations of Allin Digital Imaging through December 31, 1997 represent activities under the former business strategy.

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

     Netright sells computer-related hardware and software, and was acquired by the Company in November 1996. Netright's historical business has been primarily in support of related companies and the majority of its third-party business has been obtained in connection with KCG engagements for consulting services. Netright has developed purchasing capabilities and agreements with vendors to provide a wide variety of products at competitive prices.

     SportsWave was formed in 1989, under a predecessor name, and was acquired by the Company in November 1996. SportsWave provides a full range of sports marketing and promotion services such as promotions, premiums, corporate incentive programs, event marketing and licensing under the International Sports Marketing tradename.


Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenue

     The Company's total revenue for the year ended December 31, 1997 increased to $13,187,000 from $1,344,000 for the year ended December 31, 1996. Revenue for 1997 includes full year operations of all of the Company's operating subsidiaries while 1996 revenue reflected a full year of SeaVision revenue, but only revenue from inception or for the portion of 1996 subsequent to acquisition for the other subsidiaries.

     Total revenue for SeaVision for the year ended December 31, 1997 was $5,599,000, including $1,447,000 from ITV transactional revenue sources, primarily pay-per-view movies and games of chance, $3,696,000 for systems integration services, and $456,000 for management fees, advertising and other revenue. Comparative revenue for the year ended December 31, 1996 was $650,000 including $441,000 from ITV transactional revenue sources, again primarily pay-per-view movies and games of chance, $195,000 for systems integration services, and $14,000 in other revenue. The ITV transactional revenue increase is attributable to an increase in the number of installed systems during 1997, movie pricing increases and changes to gaming buy-in amounts and wager defaults. As of December 31, 1997, SeaVision was operating ITV systems on eleven cruise ships with an annual passenger base of approximately 1,067,000 as compared to six ships at December 31, 1996 with an annual passenger base of 553,000. As noted above, SeaVision's termination of services for RCCL will reduce the systems in operation to eight on ships with an annual passenger base of approximately 730,000.

     Communication with cruise line customers and perceptions developed through experience with shipboard operations indicated that some of the non-revenue producing ITV system services, such as shore excursion previews and ticketing, were valuable to certain cruise lines, offering them operational efficiencies, potential labor savings and an amenity to increase passenger satisfaction. It was also apparent to the Company's management, midway through 1997, that certain ITV capabilities or modules, such as advertising, video shopping and shipboard digital photography, were not generating sufficient revenue to support the system installations and could not be expected to do so in the near future. Revised revenue expectations did not indicate that investment in additional ship systems was warranted given the existing revenue streams. Consequently, management placed a moratorium on new installations beyond those in process or under firm commitment. Management thereafter began negotiations with all of its cruise line customers regarding their economic commitment to the ITV systems to reflect the value they were deriving from non-revenue producing services. The negotiation process culminated in contract amendments or other agreements with Carnival, Celebrity, NCL, and RCCL providing for management fees to be earned for system operation and administration, effective at various dates in September and October 1997. Management fees represent a new revenue stream during 1997, and as of December 31, 1997, were earned on all of the shipboard ITV systems which SeaVision operates. This revenue stream, along with transactional revenue for movies and gaming, will be lost for three shipboard systems following April 18, 1998 as a result of the termination of services onboard RCCL ships. The various amendments and agreements allow certain other cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following period.

     SeaVision's 1997 systems integration revenue of $3,696,000 represents a significant increase over comparable 1996 revenue of $195,000. Services were provided during 1997 to primarily the same cruise line customers for which the Company operated ITV systems. A significant portion of the revenue was derived from the installation of components integral to the Company's ITV system. Under certain of the original ITV contracts, the cruise lines had agreed to contribute toward the overall capital cost of the ITV systems by assuming ownership of certain components integral to the systems at agreed upon prices. Additionally, SeaVision's most recent shipboard installation, on Celebrity's Mercury, was performed entirely on a systems integration basis. Celebrity has borne the entire cost of this system, owns the hardware, and licenses the ITV operating software. The Mercury installation, fully on a systems integration basis, is the model under which the Company is pursuing future ITV installations in the cruise industry, although no assurance can be given that the Company will be successful at obtaining future installations on this basis. SeaVision also performed systems integration services related to other shipboard communications and information systems. The largest systems integration project completed during 1997 was for the installation of a television broadcast and distribution system aboard Cunard's Queen Elizabeth 2, which resulted in revenue of $1,240,000. SeaVision does not currently have any significant systems integration contracts in place with cruise industry customers.

     During 1997, PhotoWave derived revenue of $113,000 from its operations in local retail photography and event imaging operations utilizing digital imaging technology, as compared with revenue of $7,000 in 1996. PhotoWave's operations started in the latter part of 1996 and were still in a developmental stage throughout the first half of 1997. Management devoted a significant portion of its efforts during this time toward development of proprietary digital photography systems. More extensive efforts were made during the second half of 1997 toward developing a revenue base in digital photography operations, but these met with only limited success. As was discussed in "Item 1. Business," during early 1998, the Company's management has changed the strategy for its digital photography business to pursue opportunities for integration services for digital photography systems, although there can be no assurance the Company will be successful in obtaining business under the new strategy or that any business obtained will have the desired financial results.

     KCG, after elimination of intercompany sales, recorded $3,663,000 of revenue from software development, network solutions consulting and related services during the year ended December 31, 1997, as compared with $425,000 during the approximate two month period from its acquisition by the Company to December 31, 1996. The difference in period lengths does not allow a meaningful comparison. As 1997 progressed, the level of services provided for related companies declined due to the Company's overall reduction in research and development activities beginning in the second quarter of 1997. This has allowed KCG to reallocate certain of its consulting resources to third-party clients. The results of this reallocation, in conjunction with increased marketing efforts and the recruitment of additional consultants, is reflected in the 1997 quarterly third party revenue of KCG. These have increased from $693,000 for the first quarter to $776,000, $915,000 and $1,279,000 during the second, third and
fourth quarters, respectively.  KCG also recorded $8,000 in other revenue.
There can be no assurance, however, that the revenue growth experienced by KCG during 1997 will continue.

     Netright, after elimination of intercompany sales, derived $212,000 of revenue from computer hardware and software sales and $2,000 in other revenue during 1997, as compared with $29,000 during the portion of 1996 from its acquisition by the Company to year end.

     For the year ended December 31, 1997, SportsWave recorded $3,582,000 of revenue from the sports marketing programs carried out under the International Sports Marketing tradename. During the approximate two month period from its acquisition by the Company to December 31, 1996, $233,000 of revenue had been recorded. The difference in period lengths does not allow for a meaningful year to year comparison. SportsWave's revenue has historically been seasonal with the highest concentration during the major league baseball season. SportsWave also recorded $8,000 in other revenue in 1997. SportsWave entered an exclusive marketing and license agreement with the National Football League Alumni, Inc. in January 1998. The Company believes this agreement will be instrumental in expanding its football oriented sports marketing programs, which would lessen its seasonality and dependence on baseball. There can be no assurance, however, that the Company will be successful in obtaining new business as a result of this agreement or that any business obtained would result in reduced seasonality in the business.

     Had the Company's recent reorganization of its subsidiaries been in place during 1997, total revenue for Allin Interactive Group, consisting of Allin Interactive Corp (SeaVision) and Allin Digital Imaging (PhotoWave), would have been $5,712,000 while total revenue for Allin Consulting, consisting of KCG and Netright, would have been $3,885,000.

Cost of Sales and Gross Profit

     The Company's total cost of sales for the year ended December 31, 1997 increased to $8,103,000 from $818,000 for the year ended December 31, 1996. The primary reason for the increase in cost of sales was that 1997 includes full year operations of all of the Company's operating subsidiaries, while for 1996, cost of sales reflected a full year for SeaVision operations, but only cost of sales from inception or for the portion of 1996 subsequent to acquisition for the other subsidiaries. Gross profit recognized on sales was $5,084,000 for 1997 as compared to $526,000 during 1996.

     SeaVision recorded cost of sales of $3,460,000, including $348,000 related to transactional ITV revenue, primarily for the cost of pay-per-view movies. Systems integration cost of sales was $3,112,000. Comparable amounts for 1996 were total cost of sales of $292,000, including $118,000 related to ITV transactional revenue and $174,000 related to systems integration. SeaVision gross profit for the year ended December 31, 1997 was $2,139,000, including $1,099,000 related to ITV transactional revenue, $584,000 related to systems integration and $456,000 related to management fees, advertising, and other revenue, for which there was no related cost. Systems integration gross profit was reduced by the inclusion of certain projects where the cost of sales exceeded the revenue recognized. These projects involved the installation and sale of certain components of ITV systems, at agreed upon prices, to certain cruise lines under the terms of their ITV contracts. In all of these cases, the equipment was integral to the functionality of the ITV system. If the cruise lines had not purchased the equipment at the agreed upon prices, SeaVision would have had to bear the full capital commitment for the components. These capital commitments by the cruise lines had the effect of reducing SeaVision's overall capital cost on those ships and were undertaken for that purpose. The installation model that the Company is presently marketing to the cruise lines contemplates positive gross margins on all installed components, as was the case in the Company's two largest 1997 projects, the installation of a new broadcast system on Cunard's Queen Elizabeth 2 and the installation of the Company's ITV system on Celebrity's Mercury. During 1996, SeaVision recorded gross profit of $358,000, including $323,000 related to ITV transactional revenue, $21,000 related to systems integration and $14,000 related to other revenue. The differences between the periods are due to a substantially larger base of operating ITV systems during 1997, efforts to generate additional ITV transactional revenue, the collection of management fees from the cruise lines in support of its installed systems, and the development of systems integration services as a more significant component of SeaVision's activities. SeaVision's base of operating interactive television systems will be reduced by three following March 1998 due to the termination of operations with RCCL, which will have a negative impact on gross profit in 1998.

     PhotoWave recorded cost of sales of $105,000 during the year ended December 31, 1997 for the cost of photographic consumables, supplies, and photographer services, resulting in gross profit of $8,000. During the period from inception to December 31, 1996, PhotoWave had recognized less than $1,000 as cost of sales on limited revenue of $7,000.

     During the year ended December 31, 1997, KCG recorded $2,225,000 of cost of sales primarily for production based compensation of its consultants. Gross profit of $1,446,000 was recognized during 1997. During the approximately two months from acquisition to December 31, 1996, KCG's cost of sales and gross profit were $332,000 and $93,000, respectively. As with revenue, comparison of these figures is not meaningful due to the differing time periods. During 1997, KCG also experienced significant growth in quarterly gross profit, as represented by the increase from $257,000 in the first quarter to $497,000 in the fourth quarter. There can be no assurance, however, that the growth in gross profit experienced by KCG during 1997 will continue.

     Netright recorded 1997 cost of sales of $198,000 for computer hardware and software purchased for resale, with resulting gross profit of $16,000. Comparable amounts for the 1996 post-acquisition period were cost of sales of $21,000 and gross profit of $8,000.

     SportsWave recorded cost of sales of $2,114,000 during the year ended December 31, 1997, for costs associated with its sports marketing programs, which resulted in gross profit of $1,476,000. For the approximately two months of 1996 subsequent to acquisition, cost of sales and gross profit recorded were $173,000 and $60,000, respectively.

     Had the Company's recent reorganization of its subsidiaries been in place during 1997, total cost of sales for Allin Interactive Group, consisting of Allin Interactive Corp (SeaVision) and Allin Digital Imaging (PhotoWave), would have been $3,565,000 while total cost of sales for Allin Consulting, consisting of KCG and Netright, would have been $2,423,000. Gross profit for 1997 would have been $2,147,000 and $1,462,000, respectively, for Allin Interactive Group and Allin Consulting.

Selling, General & Administrative Expenses

     The Company recorded $16,164,000 in selling, general & administrative expenses during the year ended December 31, 1997, as compared with $8,049,000 during the year ended December 31, 1996. Selling, general & administrative expenses for 1997 includes full year operations of all of the Company's operating subsidiaries while 1996 expenses reflected a full year for SeaVision, but for the other companies, only expenses from inception or from acquisition to December 31, 1996. The overall increase in expense is attributable mainly to the inclusion of costs for all operations for the full year 1997. Additional factors were substantial increases in depreciation associated with additional ship installations and amortization associated with the acquired subsidiaries and the cost of additional personnel hired by the Company in late 1996 and early 1997, as the Company moved beyond the developmental stage of its ITV system, substantially increased its base of installed systems, and recruited high level personnel to pursue the development of other interactive solutions. There were certain other significant costs, as described in the following paragraphs, incurred in the middle and latter parts of 1997 which reflect costs associated with the Company's efforts to cut costs and minimize future capital commitments, that are substantially in excess of a non-recurring charge of $661,000 included in 1996 selling, general & administrative expenses, related to conversion of stockholder loans to common stock. The combination of these and other factors has resulted in the substantial increase in selling, general & administration expenses from 1996 to 1997.

     One of the ITV systems completed during the second half of 1997 was on Cunard's Queen Elizabeth 2. Due to the demographics of the ship's passengers, and the itinerary and pricing plans aboard the vessel, the Company's management and Cunard concluded that operation of this ITV system would not be economically viable and under the terms of the original contract, SeaVision discontinued operation in December, 1997. SeaVision recorded a loss during the fourth quarter of 1997 of approximately $522,000 to writeoff the non-recoverable portion of the capitalized ITV system. During early 1997, SeaVision had installed a portion of the equipment necessary for its ITV system, primarily in-cabin hardware and wiring, on a second NCL ship, the Norway. The Norway system was not completed due to the Company's moratorium on additional installations instituted during the second quarter of 1997. Although SeaVision was successful in reaching agreement with NCL for management fees on the

Dreamward system, NCL has informed the Company that it wishes to evaluate results from one ship prior to making further capital commitments and commitments for management fees. Consequently, SeaVision has written down the capitalized value for the Norway system to reflect only recoverable equipment usable for future ship installations. A loss of $415,000 was recorded in the fourth quarter of 1997 for the non-recoverable portions of the capitalized value for the Norway system. There were no comparable losses from abandonment of systems in 1996 to the $937,000 in losses for the Queen Elizabeth 2 and Norway systems recorded in 1997. The Company expects to record a loss of approximately $250,000 during the first quarter of 1998 for the non-recoverable portions of capitalized value for the systems aboard the RCCL ships Enchantment of the Seas, Majesty of the Seas, and Rhapsody of the Seas due to SeaVision and RCCL's mutual agreement for termination of interactive television services following March 1998.

     In conjunction with a reorganization of operations implemented in early 1998, the Company has refocused its digital photography operations to market systems integration services for digital photography systems, rather than the pursuit of local retail and event digital imaging business. Allin Digital Imaging had capitalized certain software development costs related to proprietary systems developed for its earlier strategy. While some of the features of the proprietary software system may be offered with higher level digital photography systems to be sold under the new strategy, the underlying hardware configuration to be utilized by the Company's customers will be different. Because use of the proprietary system in connection with anticipated systems integration services would require additional development, which the Company does not plan to pursue at this time, and due to the uncertainty of results of the new business strategy, the Company believes the recent change in strategy represents significant information regarding the fair value of the proprietary software systems as of December 31, 1997. Consequently, the Company has recorded a writedown of approximately $241,000, as of that date, to writeoff the net unamortized software development costs related to its digital photography systems. There was no comparable impairment loss incurred in 1996.

     During 1997, a loan of $130,000 was made to an officer and director of the Company, who subsequently resigned in February 1998 in conjunction with the reorganization of the Company's operations. Under terms of a separation agreement, the loan has been forgiven. The loan forgiveness represents significant information regarding the realizability of the asset as of December 31, 1997. Accordingly, the Company has recorded the writeoff of the loan as of December 31, 1997. There was no comparable impairment loss incurred in 1996.

     During the second and third quarters of 1997, the Company recorded accruals of approximately $300,000 and $160,000, respectively, to establish liabilities for severance costs associated with plans for involuntary employee terminations. The plans included financial and marketing executive and staff positions, operational management and clerical staff positions and were focused on areas of new development such as SportsWave's applications of the Company's interactive technology, areas of unprofitable operations and administrative overhead. There were no comparable severance accruals recorded in 1996. There will be a severance accrual recorded in the first quarter of 1998, of approximately $492,000, associated with certain executive management changes undertaken in connection with the reorganization of the Company's operations implemented in early 1998. See Note 16. Subsequent Events in the Notes to Consolidated Financial Statements included in Item 8 herein.

     The losses recorded from ship system abandonments, on impairments of software development costs and on loans receivable, and the severance accruals represent $1,768,000 of 1997 selling, general & administrative expense, or approximately 11% of the 1997 total. Although there were no losses of these types during 1996, one non-recurring charge of $661,000 was recorded in 1996 related to the conversion of stockholder loans to common stock.

     As noted above, the comparison of selling, general & administrative expenses is not meaningful on a full year basis since 1996 includes expenses related to KCG, Netright and SportsWave for only two months and Allin Communications Corporation and PhotoWave only from inception to year end, in each case less than six months. More relevant information would be derived from a comparison of fourth quarters. Selling, general & administrative expenses for the fourth quarter of 1997 totaled $4,510,000 as compared to $4,023,000 for the fourth quarter of 1996. The fourth quarter 1997 total, however, includes $1,308,000 of losses from writedowns of non-recoverable capitalized costs on the Queen Elizabeth 2 and Norway ITV systems, impairment of software development costs for digital photography systems and impairment of a loan receivable. The fourth quarter of 1996 included a one-time charge of $661,000 for conversion of stockholder loans to common stock. The fourth quarter of

1997 also included $942,000 of depreciation and amortization, as compared with $781,000 during the fourth quarter of 1996. Net of these one-time charges and non-cash expenses, selling, general & administrative expenses were $2,260,000 during the fourth quarter of 1997, as compared to $2,581,000 during the fourth quarter of 1996, which includes only two months of expense for KCG, Netright and SportsWave. These figures represent a 12% decline in expense between the periods. Similarly, the impact of the Company's cost reduction efforts can be seen in a comparison of 1997 quarterly selling, general & administrative expenses, which were $4,148,000, $4,370,000, $3,136,000, and $4,510,000 in total for the first through fourth quarters respectively. After deduction of certain charges including the severance accruals during the second and third quarters and the fourth quarter writedowns and impairment losses discussed above, quarterly selling, general & administrative expenses were $4,148,000, $4,070,000, $2,976,000, and $3,202,000, from the first through the fourth quarters of 1997. The reduction in recurring expenses is expected to carry forward into 1998 and further improve due to reduction in executive management cost after the Company's reorganization of operations, although there can be no assurance that the Company will be successful in maintaining this level of expense, or will experience expense reductions on an ongoing basis. Selling, general & administrative expenses for the first quarter of 1998 are expected to include charges of approximately $492,000 for a severance accrual related to changes in executive management and approximately $250,000 related to writedowns for the non-recoverable portions of capitalized cost for the three RCCL ships due to termination of the RCCL contract.

     Depreciation and amortization were $4,026,000 during the year ended December 31, 1997 as compared to $1,365,000 during the year ended December 31, 1996. The substantial increase reflects the increase in the number of installed ship ITV systems, in which the Company has substantial capital commitments, from six to ten between the periods, a full year of amortization during 1997 on the intangible assets acquired in the KCG and SportsWave acquisitions, and amounts capitalized during 1997 related to buildout and furnishings for the Company's headquarters office in Pittsburgh, Pennsylvania. Writedowns of certain interactive television systems and software development costs, as discussed above, should result in reduced depreciation and amortization expense in 1998 as compared to 1997.

     Research and development expense included in selling, general & administrative expenses was $315,000 during the year ended December 31, 1997, as compared to $949,000 during the year ended December 31, 1996. The substantial reduction in expense reflects the Company's curtailment of research and development activities during 1997 for new extensions of the interactive platform and the completion of most of the basic research and development related to the ITV system in 1995 and 1996.

Loss from Operations

     The Company's loss from operations increased from $7,523,000 for the year ended December 31, 1996 to $11,080,000 for the year ended December 31, 1997.
The Company's $4,558,000 increase in gross profit was offset by a larger increase of $8,115,000 in selling, general & administrative expenses, resulting in the larger loss from operations. The increase in loss from operations is attributable primarily to the charges for writedown of ship ITV systems, impairment of software development costs and a loan receivable, severance accruals, the increase in staff associated with additional installations of its interactive television system, and the increase in depreciation and amortization expense during 1997. Results of operations during the first quarter of 1998 will be similarly impacted by severance accruals and writedown of ship ITV systems.

Net Loss

     The Company's net loss during the year ended December 31, 1997 was $10,703,000, as compared to $8,347,000 for the year ended December 31, 1996. The year to year increase in net loss was substantially smaller than the increase in loss from operations. During 1996, the Company incurred net interest expense of $797,000, primarily related to stockholder loans and a line of credit with National City Bank. A portion of the proceeds of the Company's initial public offering was utilized in November 1996 to repay these loans. During 1997, the Company recorded net interest income of $425,000, primarily from investment earnings on cash balances. This $1,222,000 improvement in net interest offset a portion of the increase in loss from operations described above. The increase in net loss is, however, also attributable primarily to the charges for writedown of ship ITV systems, impairment of software development costs and a loan receivable, severance accruals, the increase in staff associated with additional installations of its interactive television system, and the increase in depreciation and amortization expense during

1997. Results of operations during the first quarter of 1998 will be similarly impacted by severance accruals and writedown of ship ITV systems.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenue

     The Company's total revenue for the year ended December 31, 1996 increased to $1,344,000 from $44,000 for the year ended December 31, 1995. As of December 31, 1996, SeaVision had activated its ITV system on six cruise ships with an approximate annual passenger capacity of 553,000. At December 31, 1995, SeaVision had installed and activated its ITV system on two cruise ships with approximate annual passenger capacity of 151,000. Total revenue for SeaVision was $650,000 in 1996, including $441,000 from ITV transactional revenue, $195,000 from system integration contracts, and $14,000 in other revenue. Total revenue for SeaVision was $44,000 in 1995, principally from ITV system related sources. PhotoWave in its first period of operation recognized $7,000 in revenue for 1996 from the sale of digital photography services. KCG, from the date of its acquisition in November 1996, realized revenue of $425,000 from software engineering and related service fees. Netright, from the date of its acquisition in November 1996, realized revenue of $29,000 from hardware and software sales. SportsWave, from the date of its acquisition in November 1996, recognized revenue of $233,000 from corporate marketing programs and player appearance fees.

Cost of Sales and Gross Profit

     The Company's total cost of sales for the year ended December 31, 1996 increased to $818,000 from $10,000 for the year ended December 31, 1995. Gross profit recognized on sales was $526,000 for 1996 as compared to $34,000 during 1995.

     For SeaVision, cost of sales for the year ended December 31, 1996 totaled $292,000, $117,000 of which related primarily to cost of sales for the video-on-demand module and $174,000 of which related to systems integration contracts. SeaVision's cost of sales for the year ended December 31, 1995 totaled $10,000 for ITV related expenses, primarily related to video-on-demand. The increase is attributable to additional ship systems in operation during 1996 and the inclusion of costs related to systems integration activity in 1996. During 1996, SeaVision recorded gross profit of $358,000, including $323,000 related to ITV transactional revenue, $21,000 related to systems integration and $14,000 related to other revenue, as compared to $34,000 in 1995. The increase was due to additional ship systems in operation during 1996 and the addition of systems integration services.

     PhotoWave's cost of sales were less than $1,000 during the period from inception to December 31, 1996. KCG, during the two months of 1996 operations following its acquisition by the Company, reflected cost of sales of $332,000, primarily for production based compensation of its consultants. Netright's cost of sales for computer hardware and software purchased for resale was $21,000 during the same period. SportsWave, during the two months of 1996 operations following its acquisition by the Company, reflected cost of sales of $173,000. Gross profit recognized by these subsidiaries during 1996 was $8,000, $93,000, $8,000 and $60,000 for PhotoWave, KCG, Netright, and SportsWave, respectively. None of these subsidiaries had operations as a part of the Company during 1995, so comparison with that period is not meaningful.

Selling, General & Administrative Expenses

     Selling, general & administrative expenses incurred by the Company during the year ended December 31, 1996 increased to $8,049,000 from $1,883,000 for the year ended December 31, 1995. This increase is attributable primarily to the costs of additional personnel as the Company moved from the developmental stage to the implementation stage of its ITV system and the inclusion of expenses related to additional entities for the portion of 1996 subsequent to their commencement of operations or acquisition. Additional reasons for the increase in expenses were a substantial increase in depreciation and amortization related to additional ship systems in which the Company had substantial capital commitments, the addition of intangible assets related to the KCG and SportsWave acquisitions, and a non-recurring charge of $661,000 resulting from the conversion of stockholder loans into 244,066 shares of Common Stock.

     Depreciation and amortization expense was $1,365,000 for the year ended December 31, 1996, as compared to $288,000 during the year ended December 31, 1995. The substantial increase is reflective of the increase in the number of installed ship ITV systems in which the Company has substantial capital commitments from two to six between the periods, and two months of amortization during 1996 on the intangible assets acquired in the KCG and SportsWave acquisitions.

     A total of $939,000 was charged during 1996 to research and development expense for enhancements to the Company's ITV technology. Research and development expenditures during 1995 were capitalized.

Loss from Operations

     The Company's increase in gross profit to $526,000 in 1996 from $34,000 in 1995 was offset by increases in selling, general and administrative expenses, including depreciation and amortization. The Company's operating loss increased to $7,523,000 for the year ended December 31, 1996, from $1,799,000 for the year ended December 31, 1995. This increase is attributable primarily to the costs of additional personnel as the Company continued to move from the developmental stage to the implementation stage of its ITV systems, the introduction of digital photography operations, substantial increases in depreciation, amortization, and research and development, and a significant one-time charge related to the conversion of stockholder loans into common stock.

Net Loss

     The Company's net loss during the year ended December 31, 1996 was $8,347,000, as compared to $2,168,000 for the year ended December 31, 1996. The year to year increase in net loss was larger than the increase in loss from operations due primarily to an increase in net interest expense. During 1996, the Company incurred net interest expense of $797,000, related to stockholder loans and a line of credit with National City Bank, while in 1995 net interest expense incurred of $369,000 related solely to stockholder loans. A portion of the proceeds of the Company's initial public offering was utilized in November 1996 to repay these loans. The overall increase in net loss is, however, also attributable to the costs of additional personnel as the Company continued to move from the developmental stage to the implementation stage of its ITV systems, the introduction of digital photography operations, substantial increases in depreciation, amortization, and research and development, and a significant one-time charge related to the conversion of stockholder loans into common stock.

Liquidity and Capital Resources

     At December 31, 1997, the Company had cash and liquid cash equivalents of $6,802,000 available to meet its working capital and operational needs.

     The Company recognized an operating loss during the year ended December 31, 1997 of $10,703,000. Capital expenditures were $3,110,000 during the year ended December 31, 1997. Given its resources on hand, its operating results and the absence of in-place third party financing, the Company has taken steps to significantly reduce its cash expenditures. These have included a voluntary moratorium on additional installations of shipboard ITV systems pending the outcome of negotiations with certain cruise lines regarding new installations, curtailment of research and development activities, such as potential SportsWave applications of the interactive platform for sports venues, and significant workforce reductions.

     The steps implemented, as described above, have resulted in reductions in cash expenditures during the second half of 1997. The net quarterly cash flow during 1997 has been improved from outflows of $5,553,000, $3,510,000 and $1,188,000 in the first through third quarters, respectively, to a cash inflow of $827,000 during the fourth quarter. The positive cash flow during the fourth quarter of 1997 resulted from collection of several significant accounts receivable and receipt of minimum guaranteed royalties for a sports marketing licensing program to be earned over the period from 1998 through 2001. The Company continues to implement steps, including the reduction of ongoing executive management expenses implemented in the first quarter of 1998, that are anticipated to reduce future cash expenditures. The Company is also continuing efforts to build revenue streams with the goal of attaining positive cash flow on a consistent basis. There can be no assurance, however, that the Company's revenue enhancement and cost reduction efforts will result in positive cash flow on a consistent basis or in any given quarter.

     From its organization in June 1994 through May 1996, the working capital needs of the Company were funded through stockholder loans. From May through November, 1996, the working capital needs were funded primarily through a line of credit from National City Bank guaranteed by certain stockholders of the Company. The stockholder loans were repaid in part through line of credit proceeds and in part through the proceeds of the Company's initial public stock offering in November, 1996. The line of credit was repaid in November, 1996, through proceeds from the initial public offering. The line of credit prohibited borrowings after December 31, 1996 and the credit facility lapsed in 1997. From time to time in late 1996 and during 1997, the Company has discussed potential credit facilities with National City Bank and other banks. No agreement has been reached with any bank, however, and there are currently no negotiations in process. The Company has no credit facilities in place as of December 31, 1997, and there can be no assurance that such credit facilities will be able to be obtained in the future.

     The Company has historically made substantial capital expenditures in the course of its operations, particularly related to shipboard ITV systems.
Capital expenditures during the years ended December 31, 1995, 1996 and 1997 were $1,528,000, $6,610,000 and $3,110,000, respectively. As discussed in the above paragraphs, the Company has discontinued ITV system installations where it will bear substantial capital commitments. The Company seeks to perform future installations on a systems integration basis, under which the installed system hardware and a license to use the proprietary system software will be sold to the Company's customer. To date, the Company has installed one shipboard system and has reached agreement to install one hospital system on a systems integration basis. The Company is currently negotiating with several cruise lines regarding the terms under which additional ITV systems would be installed, but there can be no assurance that the Company will be successful in obtaining additional agreements to expand its base of ITV systems without significant capital commitment on the company's part. The Company anticipates capital expenditures of approximately $500,000 to be made during 1998 for upgrades of computer hardware and software in all of its operations and for software development for certain improvements to the functionality of the ITV system. Business conditions and management's plans may change during the course of 1998, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company has outstanding $2,500,000 of Series A Convertible, Redeemable Preferred Stock as of December 31, 1997. Accrued but unpaid dividends on the preferred stock were approximately $288,000 as of December 31, 1997. Dividends are payable at a rate of eight percent and are cumulative. The period during which the preferred stock was convertible to common shares lapsed in December 1997, so the Company's obligation for dividends will remain through the maturity of the preferred stock in June 2006, unless redeemed earlier by the Company.

     The acquisition of KCG in November 1996 included terms for a contingent payment of up to $2,800,000 based on KCG's average annual operating income (as defined in the agreement) for the three years 1997, 1998, and 1999 (the "Average KCG Operating Income"). At the closing of acquisition, the former sole shareholder of KCG, Les D. Kent, received a $2,800,000 contingent promissory note (the "KCG Note") of KCG. If the Average KCG Operating Income exceeds $1.862 million, the entire $2.8 million principal amount of the KCG Note will be payable. If the Average KCG Operating Income is less than $1.862 million, the principal amount of the KCG Note will be reduced according to a scale whereby the amount of reduction increases as the Average KCG Operating Income decreases. The entire KCG Note will be cancelled if Average KCG Operating income is less than or equal to $1.4 million. The principal amount of the KCG Note (as adjusted) plus interest at a rate of 7% per annum on such principal amount (as adjusted) will be payable in two installments, the first of which will be paid 15 days after the date of determination of the Average KCG Operating Income and the second of which will be paid six months after such date of determination. KCG's annual operating income for 1997 for purposes of the agreement was approximately $1,320,000.

     The acquisition of SportsWave in November 1996 included terms for contingent payments of up to $2,400,000. An interim contingent payment must be made in an amount (the "Interim Amount") equal to the amount by which six times the sum of SportsWave's operating income (as defined in the agreement) for 1997 and 1998 divided by three exceeds $2,400,000. A final payment must be made in an amount equal to the amount by which six times the sum of SportsWave's operating income for 1997, 1998 and 1999 divided by three exceeds the sum of $2,400,000 plus the Interim Amount. One-half of such contingent payments, if any, will consist of promissory notes bearing interest at seven percent per annum. SportsWave's operating income for 1997 for purposes of the agreement was approximately $579,000.

     The Company believes, in light of the modifications to its business plan discussed in the preceding paragraphs and Item 1, that available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twenty-four months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's cash requirements, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurance can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

     SportsWave has been notified by the Major League Baseball Players Alumni ("MLBPA"), that MLBPA does not wish to renew its present contract with SportsWave, which expires on December 31, 1998. MLBPA has indicated, however, that it is willing to negotiate a contract renewal for the period beginning January 1, 1999 under different terms. The Company is pursuing negotiations with MLBPA for a contract renewal, although there can be no assurance that the Company will be successful or that the terms of any contract renewal will be favorable to the Company. The Company does not believe this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

Year 2000 Issue

     The Company has undertaken a program to evaluate the impact of potential costs, uncertainties and disruption to its business arising from the year 2000 issue. Failures of computer programs to recognize dates beginning with the year 2000 may produce erroneous results or a cessation of operations when dates after 1999 are encountered. To date, the Company has conducted a comprehensive evaluation of its internal systems, hardware and software in light of the year 2000 threats. The Company utilizes predominantly recent technology in its interactive systems, which utilize Microsoft Windows NT, Windows 95, and BackOffice operating systems. The Company, similarly, plans to utilize very recent software and technologically advanced hardware configurations for its digital photography systems integration services. KCG's consultants utilize technologically advanced software applications for their design services and recommendations for network solutions utilize advanced hardware and software components. The Company has outfitted its employees with current hardware and software to enable them to perform their duties effectively. The Company believes, as a result of its evaluation, that the hardware and software utilized in the provision of the Company's services and products are substantially year 2000 compliant. At this time, the Company does not expect to incur material costs to make any of its hardware, software, or operating systems year 2000 compliant. Furthermore, the Company does not expect any significant business disruption to its internal operations to occur as a result of year 2000 issues. As part of its internal program, the Company has made inquiries regarding the potential for year 2000 threats in connection with the accounting systems it utilizes. The Company also believes its accounting systems to be year 2000 compliant and does not expect any significant costs or business disruption in this area.

     During 1998, the Company will survey significant customers and suppliers as to the potential for year 2000 threats related to their operating systems. The Company will give special emphasis to its interactive system customers because of the direct connections of the ITV systems with its customers' accounting, inventory and property management systems. Based on the information to be gathered in 1998, the Company will evaluate the threat of business disruption posed by customers' or suppliers' year 2000 problems.

Effect of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Currently there are no components of comprehensive income which apply to the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently evaluating the impact of SFAS No. 131 on the Company's current operating disclosures. The Company will adopt SFAS No. 131 in 1998.

Item 7A - Quantitative and Qualitative Disclosure about Market Risk

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 8 - Financial Statements and Supplementary Data

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

              (Dollars in thousands)

                                                                   December 31,    December 31,
                                                                       1996            1997
                                                                   ------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                     $   16,227      $   6,802
     Accounts receivable, net of allowance for
            doubtful accounts of $-0- and $84                           1,169          1,805
     Inventory                                                             53            687
     Prepaid expenses                                                     477            555
                                                                   -----------     ----------
            Total current assets                                       17,926          9,849

     Property and equipment, at cost:
     Leasehold improvements                                                48            398
     Furniture and equipment                                            1,227          2,126
     On-board equipment                                                 4,312          6,704
     Construction-in-progress                                           2,329             --
                                                                   -----------     ----------
                                                                        7,916          9,228
     Less--accumulated depreciation                                      (911)        (2,597)
                                                                   -----------     ----------
                                                                        7,005          6,631

     Assets held for resale                                               624             --
     Notes receivable from employees                                       43             45
     Software development costs, net of accumulated
            amortization of $414 and $680                                 535            212
     Intangible and other assets, net of accumulated amortization
            of $314 and $2,051                                          6,544          4,916
                                                                   -----------     ----------

Total assets                                                       $   32,677      $  21,653
                                                                   ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

              (Dollars in thousands)

                                                                    December 31,    December 31,
                                                                        1996            1997
                                                                    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                  $         69    $        27
     Accounts payable                                                      1,768            668
     Accrued liabilities:
            Compensation and payroll taxes                                   233            815
            Dividends on Series A convertible, redeemable
                    preferred stock                                           76            288
            Other                                                            525            421
     Current portion of deferred revenues                                    509            882
     Customer deposits                                                       695             --
                                                                    -------------   ------------
            Total current liabilities                                      3,875          3,101

Non-current portion of deferred revenues                                      --            543
Commitments and contingencies

Series A convertible, redeemable preferred stock, par
     value $.01 per share - authorized 100,000 shares
     issued and outstanding 25,000 shares                                  2,480          2,500

Shareholder's equity:
     Common stock, par value $.01 per share - authorized
            20,000,000 shares, issued 5,184,067 shares                        52             52
     Additional paid-in-capital                                           37,905         37,652
     Deferred compensation                                                  (377)          (228)
     Treasury stock at cost, -0- and 1,800 shares                             --             (6)
     Retained deficit                                                    (11,258)       (21,961)
                                                                    -------------   ------------
Total shareholders' equity                                                26,322         15,509
                                                                    -------------   ------------

Total liabilities and shareholders' equity                          $     32,677    $    21,653
                                                                    =============   ============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

        (Dollars in thousands, except per share data)

                                                                    Year           Year             Year
                                                                    Ended         Ended            Ended
                                                                December 31,   December 31,     December 31,
                                                                    1995           1996             1997
                                                              --------------   ------------     ------------
Revenue                                                       $        44      $    1,344       $   13,187

Cost of sales                                                          10             818            8,103
                                                              ------------     -----------      ------------

Gross profit                                                           34             526            5,084

Selling, general & administrative                                   1,833           8,049           16,164
                                                              ------------     -----------      ------------

Loss from operations                                               (1,799)         (7,523)         (11,080)

Interest expense (income), net                                        369             797             (425)
                                                              ------------     -----------      ------------

Loss before income tax expense                                     (2,168)         (8,320)         (10,655)

Income tax expense                                                     --              27               48
                                                              ------------     -----------      ------------

Net loss                                                           (2,168)         (8,347)         (10,703)

Accretion and dividends on preferred stock                             --             106              232
                                                              ------------     -----------      ------------

Net loss attributable to common shareholders                  $    (2,168)     $   (8,453)      $  (10,935)
                                                              ============     ===========      ============

Net loss per common share - basic                             $     (0.90)     $    (2.98)      $    (2.12)
                                                              ============     ===========      ============

Net loss per common share - diluted                           $     (0.90)     $    (2.98)      $    (2.12)
                                                              ============     ===========      ============

Weighted average shares outstanding - basic                     2,400,000       2,834,565        5,157,399
                                                              ------------     -----------      ------------

Weighted average shares outstanding - diluted                   2,400,000       2,834,565        5,157,399
                                                              ------------     -----------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              (Dollars in thousands)

                                                      Common Stock    Additional              Treasury Stock              Total
                                                  -------------------  Paid-In     Deferred   -------------- Retained Shareholders'
                                                    Shares  Par Value  Capital   Compensation  Shares  Cost  Deficit     Equity
                                                  --------- --------- ---------- ------------  ------  ----  -------- ------------
Balance, December 31, 1994                        2,400,000   $ --     $     2      $  --      $   --  $ --  $   (612)  $   (610)
  Net loss                                               --     --          --         --          --    --    (2,168)    (2,168)
                                                  ---------   ----     -------      -----      ------  ----  --------   --------
Balance, December 31, 1995                        2,400,000   $ --     $     2      $  --      $   --  $ --  $ (2,780)  $ (2,778)

  Initial Capitalization                                 --     24           1         --          --    --       (25)        --
  Net proceeds from issuance of common stock in
   initial public offering                        2,300,000     23      30,646         --          --    --        --     30,669
  Conversion of shareholder notes payable to
   common stock                                     244,066      3       3,658         --          --    --        --      3,661
  Issuance of common stock in acquisition           213,333      2       3,198         --          --    --        --      3,200
  Issuance of restricted common stock                26,668     --         400       (400)         --    --        --         --
  Amortization of deferred compensation                  --     --          --         23          --    --        --         23
  Accretion of Series A convertible, redeemable
   preferred stock                                       --     --          --         --          --    --       (30)       (30)
  Accrual of dividends on Series A convertible,
   redeemable preferred stock                            --     --          --         --          --    --       (76)       (76)
  Net loss                                               --     --          --         --          --    --    (8,347)    (8,347)
                                                  ---------   ----     -------      -----      ------  ----  --------   --------
Balance, December 31, 1996                        5,184,067   $ 52     $37,905      $(377)         --  $ --  $(11,258)  $ 26,322

  Forfeiture of restricted common stock              (1,800)    --         (21)        27       1,800    (6)       --         --
  Amortization of deferred compensation                  --     --          --        122          --    --        --        122
  Accretion of Series A convertible, redeemable
   preferred stock                                       --     --         (20)        --          --    --        --        (20)
  Accrual of dividends on Series A convertible,
   redeemable preferred stock                            --     --        (212)        --          --    --        --       (212)
  Net loss                                               --     --          --         --          --    --   (10,703)   (10,703)
                                                  ---------   ----     -------      -----      ------  ----  --------   --------

Balance, December 31, 1997                        5,182,267   $ 52     $37,652      $(228)      1,800  $ (6) $(21,961)  $ 15,509
                                                  =========   ====     =======      =====      ======  ====  ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

              (Dollars in thousands)

                                                                               Year                 Year                 Year
                                                                               Ended                Ended                Ended
                                                                            December 31,         December 31,         December 31,
                                                                                1995                 1996                 1997
                                                                            ------------         ------------         ------------
Cash flows from operating activities:
             Net loss                                                       $   (2,168)          $   (8,347)          $   (10,703)
             Adjustments to reconcile net loss to net cash flows
                from operating activities:
                  Depreciation and amortization                                    288                1,370                 4,026
                  Accrued interest on shareholder notes payable                    369                   --                    --
                  Premium on conversion of shareholder notes payable
                         to common stock                                            --                  661                    --
                  Amortization of deferred compensation                             --                   23                   122
                  Loss from disposal of assets                                      --                   --                 1,225
             Changes in certain assets and liabilities:
                  Accounts receivable                                              (43)                  88                  (636)
                  Inventory                                                         --                  (53)                  (53)
                  Prepaid expenses                                                  17                 (241)                  (78)
                  Software development costs                                      (753)                (216)                 (327)
                  Other assets                                                     (28)                  --                   383
                  Accounts payable                                                 150                1,254                (1,100)
                  Accrued liabilities                                               93                   34                   462
                  Deferred revenues                                                 --                   59                   916
                  Customer deposits                                                 --                  695                  (695)
                                                                            ------------         -----------          -------------
                Net cash flows from operating activities                        (2,075)              (4,673)               (6,458)
                                                                            ------------         -----------          -------------

Cash flows from investing activities:
             Proceeds from sale of assets                                           --                   --                   185
             Capital expenditures                                               (1,528)              (6,610)               (3,110)
             Acquisition of subsidiaries                                            --               (3,921)                   --
                                                                            ------------         -----------          -------------
                Net cash flows from investing activities                        (1,528)             (10,531)               (2,925)
                                                                            ------------         -----------          -------------

Cash flows from financing activities:
             Borrowings under shareholder notes payable                          3,763                3,628                    --
             Payments on shareholder notes payable                                  --               (3,621)                   --
             Payments of accrued interest on shareholder notes payable              --                 (393)                   --
             Issuance of common stock                                               --               30,669                    --
             Issuance of preferred stock                                            --                  950                    --
             Borrowings under notes payable                                         --                   10                    --
             Payments on notes payable                                              --                   (5)                  (42)
                                                                            ------------         -----------          -------------
                Net cash flows from financing activities                         3,763               31,238                   (42)
                                                                            ------------         -----------          -------------

Net change in cash and cash equivalents                                            160               16,034                (9,425)
Cash and cash equivalents, beginning of period                                      33                  193                16,227
                                                                            ------------         -----------          -------------
Cash and cash equivalents, end of period                                    $      193           $   16,227           $     6,802
                                                                            ============         ===========          =============

The accompanying notes are an integral part of these consolidated financial statements.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations:

     Allin Communications Corporation (ACC or the Company), a Delaware corporation, was formed as a wholly owned subsidiary of SeaVision, Inc. (SeaVision) on July 23, 1996. Effective August 16, 1996, ACC consummated a transaction pursuant to an agreement whereby SeaVision became a wholly owned subsidiary of ACC. Prior to this date, ACC had no operations. ACC functions as a holding company and wholly owns the subsidiaries noted below.

     SeaVision, a Delaware corporation, was formed on June 8, 1994, for the purpose of designing, developing, selling and installing interactive entertainment and communications systems for cruise ships. Revenue is derived from passengers aboard the cruise ships through usage of pay-per-view and gaming interactive services. Beginning in the latter part of 1997, SeaVision derived management fee revenue from its cruise line customers for operation and administration of its interactive television ("ITV") systems. Revenue is also derived from the cruise lines, primarily, from systems integration services related to shipboard communications, broadcast and management systems. During 1995, 1996 and 1997, SeaVision completed installation of two, four and six, respectively, interactive systems on cruise ships. One installed system was deactivated in 1997. Services are provided at sea and at various domestic and international ports of call on ships where SeaVision's ITV system has been installed and from SeaVision's operational headquarters in Plantation, Florida. During March 1998, SeaVision changed its name to Allin Interactive Corporation. See Note 16.

     PhotoWave, Inc. (PhotoWave), a Delaware corporation, was formed as a wholly owned subsidiary of ACC on August 15, 1996 for the purpose of developing and marketing digital imaging applications and services. PhotoWave generated revenue from sales of portraiture and other photographic products and transaction fees charged to individuals and businesses utilizing the Company's package of digital imaging services. PhotoWave's services have been provided at various locations within the United States, mostly located near its operational headquarters in Pittsburgh, Pennsylvania. During March, 1998, PhotoWave changed its name to Allin Digital Imaging Corp. See Note 16.

     In November 1996, Kent Consulting Group, Inc. (KCG), a California corporation, merged with and into a wholly owned subsidiary of the Company, Kent Acquisition Corporation, a California corporation, which then changed its name to Kent Consulting Group, Inc. KCG generates revenue from fees under its contracts for software design and network solutions services. In addition to providing such services to third party clients, KCG also provides technical and creative development and support for the operations of affiliates. KCG's services have been provided at various locations within the United States and internationally, mostly located near its operational headquarters in northern California.

     ACC also acquired all of the outstanding stock of Netright, Inc. (Netright), a California corporation, on November 6, 1996. Netright generates revenue from sales of computer related hardware and software. Netright's operations have been concentrated near Oakland, California and Pittsburgh, Pennsylvania.

     All of the outstanding stock of International Sports Marketing, Inc. (ISM), a Pennsylvania corporation, was acquired by ACC on November 6, 1996 and the name of the corporation was changed to SportsWave, Inc. (SportsWave). SportsWave continued to operate under the ISM name. SportsWave currently generates revenue under its contracts for the coordination of various events, including sports-themed premiums, licensing, promotions, sales incentives, games, clinics and personal appearances by athletes. Events, games and appearances have been conducted at locations throughout the United States and Europe while licensing and promotions are conducted at SportsWave's Pittsburgh headquarters.

     Allin Holdings Corporation (AHC), a Delaware corporation, was formed as a wholly owned subsidiary of ACC on October 21, 1996. AHC provides treasury management services to ACC and its subsidiaries.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

     The Company is subject to a number of risks, including its limited operating history and uncertainty as to future profitability; history of net losses, accumulated deficit and dependence on its proprietary technology; development of new products; cruise lines' rights to terminate operations: competition in its current and future lines of business; management of growth; dependence on key personnel; rapidly changing technology; risks inherent in developing new markets and products; and fluctuation in operating results.

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

     The consolidated financial statements for the period ended December 31, 1995 reflect solely the financial position and results of operations of SeaVision. The consolidated financial statements for the period ended December 31, 1996 include the financial position and results of operations of ACC, SeaVision, PhotoWave, KCG, Netright, SportsWave and AHC for the portion of 1996 for which the companies had operations or that was subsequent to acquisition. The consolidated financial statements for the period ended December 31, 1997 reflect the financial position and results of operations of all companies for the full year of 1997.

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

Related Party Transactions

     The Company derived revenue in 1997 and recorded expenses and capitalized purchases during the three years 1995, 1996 and 1997 from transactions with related parties for products and services. Such transactions are viewed as occurring in the normal course of business and pricing for sales and purchases is believed to be representative of market rate.

     Information concerning all related party transactions is included in Note
15.

Cash and Cash Equivalents

     The Company considers all certificates of deposit with an original maturity of three months or less and money market funds to be cash equivalents.

Market Risk Sensitive Instruments

     The Company currently has not invested excess funds in derivative financial instruments or other market rate sensitive instruments.

                 ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

Accounts Receivable and Revenue Recognition

     Revenue and related costs are recognized when the services or products related to ITV and digital photography systems are performed or delivered. SeaVision recognizes revenue from systems integration services upon completion of the respective projects.

     KCG charges consulting fees, typically on an hourly basis, to its clients for its software design and network solution services. Revenue is recognized as services are performed.

     Netright recognizes revenue from the sale of products at the time the products are shipped.

     SportsWave charges fixed fees for its event marketing and promotional services. Revenue is recognized when the agreed upon services are performed. SportsWave also licenses the usage of likenesses, images and autographs of certain professional athletes. Licensing agreements may be either on a fixed fee or earned royalty basis. Revenue for agreements on a fixed fee basis is recognized when services required under the agreement are performed. Revenue for agreements on an earned royalty basis is recognized as the royalties are earned. Minimum guaranteed royalties are recognized on a pro-rata basis over the lives of the respective agreements.

     As of December 31, 1997, two significant customers comprised 13% and 10%, respectively, of ACC's accounts receivable. Two significant customers accounted for 17% and 11%, respectively, of ACC's 1997 revenues. As of December 31, 1996, two significant customers comprised 22% and 14%, respectively, of ACC's accounts receivable. Four significant customers accounted for 20%, 13%, 13%, and 12%, respectively, of ACC's 1996 revenues. Two significant customers accounted for all of 1995 revenues.

Inventory

     Inventory, consisting principally of computer system hardware, components and technical supplies, is stated at the lower of cost (determined on the first-in, first-out method) or market.

Property and Equipment

     Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. In the year of acquisition, the Company takes a full year of depreciation if the asset was purchased in the first six months of the year, and half a year of depreciation if the asset was purchased in the last six months of the year. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs which do not extend the lives of the applicable assets are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in Selling, General, and Administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 1995, 1996 and 1997 was approximately $175,000, $758,000, and $1,896,000, respectively.

     Construction-in-progress is recorded for ITV systems during the course of their installations. Upon completion of installation for Company owned systems, construction-in-progress balances are transferred to on-board equipment, whereupon depreciation of the system begins.

Assets Held for Resale

     Assets held for resale consisted of equipment installed on certain ships either completed or in-process as of December 31, 1996 that was sold to the respective cruise lines during the next fiscal year.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

Software Development Costs

     Costs of software development are capitalized subsequent to the project achieving technological feasibility and prior to market introduction. Prior to the project achieving technological feasibility and after market introduction, development costs are expensed as incurred. Amortization of capitalized software costs for internally developed software products and systems is computed on a product-by-product basis over a three-year period.

     Certain events related to the operation of the Company's digital photography business have transpired subsequent to December 31, 1997 which have changed the Company's future expectations for its digital photography business. See Note 8.

Intangible Assets

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

Impairment of Long-Lived Assets

     ACC follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying value to determine if a writedown to market value or discounted cash flow is required. See Note 8.

Deferred Revenue

     Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods. Such amounts are recognized as revenue when services are performed. Deferred revenue is also recorded for licensing agreements which include minimum guaranteed royalties, which are recognized as revenue on a straight-line basis over the lives of the respective agreements. Current portion of deferred revenue represents amounts expected to be recognized as revenue within one year of the date of the financial statements, while long-term deferred revenue represents amounts expected to be recognized as revenue thereafter. Costs associated with deferred revenue are recorded as prepaid expenses and recognized as expense as the associated revenue is recognized.

Advertising and Promotions

     Expenditures for advertising and promotions were approximately $262,000, $420,000, and $624,000, respectively, for the periods ended December 31, 1995, 1996, and 1997. Expenditures for advertising and promotions are expensed as incurred.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

Income Taxes

     The shareholders of SeaVision had elected to file under Subchapter S for both state and federal income tax purposes prior to July 23, 1996. Accordingly, no provision for income taxes has been reflected in the financial statements through that date as the taxable income or loss is reflected on the individual income tax returns of the shareholders. Certain events, including the transactions described in Note 1, automatically terminated the S corporation status of SeaVision as of July 22, 1996. Income earned subsequent to the termination of SeaVision's S corporation status is subject to federal and state income taxes at the corporate level.

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

Financial Instruments

     All shareholder notes were either repaid, converted to Series A Convertible Redeemable Preferred Stock or converted to common stock during 1996. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". See Note 6.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Currently there are no components of comprehensive income which apply to the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently evaluating the impact of SFAS No. 131 on the Company's current operating disclosures. The Company will adopt SFAS No. 131 in 1998.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information

     Cash payments for income taxes were approximately $-0-, $-0-, and $131,000 during the years ended December 31, 1995, 1996, and 1997, respectively. Cash payments for interest were approximately $-0-, $1,123,000, and $29,000 during the years ended December 31, 1995, 1996, and 1997, respectively.

     The noncash investing and financing activities for the year ended December 31, 1996 are as follows:

     Issuance of common stock in connection with acquisition of KCG   $3,200,000
     Conversion of shareholder notes payable to common stock           3,000,000
     Conversion of shareholder notes payable to preferred stock        1,500,000
     Grant of restricted shares                                          400,000

     Dividends of approximately $76,000 and $212,000 were accrued but unpaid during the years ended December 31, 1996 and 1997, respectively, on Series A convertible, redeemable preferred stock.

3.  Initial Public Offering and Other Equity Transactions

     On November 6, 1996, ACC closed its initial public offering of 2,000,000 shares of common stock at a price of $15 per share. ACC received total net proceeds, after deduction of expenses payable and underwriting discounts, of approximately $27 million. On the closing date, ACC used a portion of the proceeds to repay outstanding borrowings under its line of credit, to pay accrued interest under the shareholder notes payable, and for the acquisitions described in Note 7.

     Coincident with the closing of the initial public offering, $3,000,000 of shareholder notes payable were converted into 244,066 shares of common stock at a conversion rate of $12.29 per share. A charge of approximately $661,000 was reflected in the financial statements during the period ended December 31, 1996 for the difference between the conversion rate and the initial public offering price.

     A total of 213,333 shares of common stock were issued as part of the acquisition consideration for KCG, also on November 6, 1996. Additionally, 26,668 restricted shares of common stock were issued to employees and associates of KCG. The shares will vest three years after the date of grant. KCG has recorded deferred compensation for the restricted shares and will record amortization over three years on a straight line basis. During 1997, 1,800 of the restricted shares issued to employees and associates of KCG were forfeited due to termination of their association with KCG. Deferred compensation and amortization were adjusted during 1997 for the forfeitures. The forfeited shares revert to treasury stock.

     On December 4, 1996, the underwriters of the initial public offering closed on their exercise of their over-allotment option and purchased 300,000 additional shares of common stock under the same terms as the initial public offering. Net proceeds received were approximately $4.2 million.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

4.  Series A Convertible Redeemable Preferred Stock

     At December 31, 1996 and 1997, ACC had issued and outstanding 25,000 shares of Series A Convertible Redeemable Preferred Stock having a liquidation value of $100 per share. The holders of the preferred shares are entitled to receive cumulative quarterly dividends, when and as declared by the Board of Directors, at the rate of 8% of the liquidation value thereof per annum. The 25,000 shares issued were convertible into an aggregate of 203,385 common shares, an approximate $12.29 per common share conversion rate, at the option of the holder, not earlier than six months after the date of the closing of ACC's initial public offering. Holders of preferred shares had the right to convert to common stock at any time between six and thirteen months after the closing of ACC's initial public offering. In connection with, and upon such conversion, the holders would have no right to receive any accrued and unpaid dividends. None of the preferred shares were converted to common shares during this period which ended in December 1997. Preferred shares may not be converted into common shares thereafter. Preferred stock is redeemable by ACC at any time after the conversion period but prior to maturity. Preferred Stock will mature June 30, 2006, unless redeemed earlier.

     The aggregate value of the preferred shares issued, $2,500,000, was recorded net of $50,000 to reflect transaction costs related to the preferred stock issuance. As of December 31, 1996, $30,000 of accretion had been recorded related to the transaction costs. The remaining $20,000 of accretion was recorded during the year ended December 31, 1997.

     Dividends on preferred shares issued of approximately $76,000 and $212,000 have been accrued during the years ended December 31, 1996 and 1997, respectively. This represents $3.04 and $8.48 per issued preferred share for the respective periods. No dividends have been paid to date.

5.  Stock Based Compensation and Restricted Stock Award

     On October 25, 1996, ACC adopted the "1996 Stock Plan" (the 1996 Plan) for executive management, non-employee directors, employees and consultants of ACC and its subsidiaries. The 1996 Plan provided for the issuance of up to 266,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units. Awards are based on the market value at the date of the grant. At December 31, 1997, 9,282 shares remained available for future grants under the 1996 Plan.

     During November 1996, ACC awarded options for 202,550 common shares under the 1996 Plan. The options are exercisable based on market prices at the grant dates and will vest at 20% of the award per year for five years on the anniversaries of the grant date, except for 21,000 options which vested on grant date. Approximately 98% of the options were awarded with grant dates and option prices as of the initial public offering. The right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to ACC or a subsidiary for any reason, except for 21,000 shares which do not include an early expiration
provision.   ACC also granted 26,668 restricted shares under the 1996 Plan to employees and consultants of KCG during November 1996. The restricted shares will vest three years after grant date. During 1997, 1,800 of the restricted shares were forfeited and reverted to treasury stock.

     During 1997, options to purchase 27,500 shares of common stock were awarded under the 1996 Plan. Options to purchase 58,400 shares of common stock previously awarded under the 1996 Plan were forfeited during 1997. Options to purchase 171,650 shares of common stock remain outstanding under the 1996 Plan as of December 31, 1997.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

     On May 8, 1997, the Stockholders of ACC approved the Company's "1997 Stock Plan" (the 1997 Plan) which reserved an aggregate of 300,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. At December 31, 1997, 229,950 shares remained available for future grants under the 1997 Plan. The options are exercisable based on prices established at the grant dates and will vest at 20% of the award per year for five years on the anniversaries of the grant date. For grants made to date, the right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to ACC or a subsidiary for any reason.

     During November 1997, options to purchase 70,050 common shares under the 1997 Plan were awarded. A total of 29,550 of the options awarded are exercisable at a price of $4.50 per share and 40,500 are exercisable at $7.50 per share. Options to purchase 500 shares of common stock awarded under the 1997 Stock Plan were forfeited during 1997.

     SFAS No. 123 establishes a ''fair value based method'' of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 provides for adoption in the income statement or through disclosure only. ACC has elected to account for stock-based compensation plans under APB No. 25, as permitted by SFAS No. 123. Had compensation costs for the Plan been determined consistent with SFAS No. 123, the pro forma effect on net income and earnings per share during fiscal year 1996 and 1997 would have been insignificant. The pro forma effect on net income and EPS during fiscal 1997 would have been $302,000 and $0.06, respectively.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants under the 1996 and 1997 Plans.

                                          1996 Plan        1997 Plan
                                       ---------------  --------------
Risk free interest rate                      6.2 %            6.0 %
Expected dividend yield                      0.0 %            0.0 %
Expected life of options                    6 yrs.           6 yrs.
Expected volatility rate                    48.0 %           68.8 %


Summary of Stock Options
------------------------

                                          1996 Plan        1997 Plan
                                       ---------------  --------------
Outstanding at December 31, 1995                 --             --

Granted                                     202,550             --
Forfeitures                                      --             --
Exercised                                        --             --
                                       ---------------  --------------

Outstanding at December 31, 1996            202,550             --

Granted                                      27,500         70,050
Forfeitures                                  58,400            500
Exercised                                        --             --
                                       ---------------  --------------

Outstanding at December 31, 1997            171,650         69,550
                                       ===============  ==============

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

                                                      1996 Plan      1997 Plan
                                                    ------------    -----------
Options exercisable at December 31, 1997                 46,630            --
Weighted average fair value of options granted
 during 1996                                            $  8.19            --

Weighted average fair value of options granted
 during 1997                                            $ 10.03         $4.45


    See Note 12 for information regarding 1997 Plan options awarded subsequent to December 31, 1997.

6.    Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS includes the weighted average of the outstanding common shares of the Company, excluding 4,445 and 26,218 shares of outstanding restricted stock for 1996 and 1997, respectively. The restricted stock, outstanding stock options, and the conversion of the preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation, if their effect was not anti-dilutive, were -0-, 43,028 and 26,218 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:


  Calculation of Basic and Diluted Net Loss per Common
                        Share                                                       Year Ended December 31
       Dollars in thousands, except per share data                  1995                     1996                     1997

Net loss                                                        $   (2,168)              $   (8,347)              $  (10,703)

Accretion and  dividends on preferred stock                            ---                      106                      232
                                                                ----------               ----------               ----------
Net loss applicable to common shareholders                      $   (2,168)              $   (8,453)              $  (10,935)


Basic and diluted net loss per common share                     $    (0.90)               $   (2.98)               $   (2.12)
                                                                ----------               ----------               ----------

Shares used in calculating basic and diluted net loss
 per common share                                                2,400,000                2,834,565                5,157,399
                                                                ----------               ----------               ----------

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

7.  Acquisitions

     Coincident with the closing of the initial public offering on November 6, 1996, ACC closed an agreement for acquisition of all issued and outstanding shares of ISM, an entity in which certain shareholders of ACC had an ownership interest. The acquisition provided for cash payments of $2.4 million upon closing and contingent payments up to $2.4 million based upon future operating income. The acquisition price has been allocated to the Major League Alumni Marketing Agreement, assembled work force, customer list, tradename, goodwill and other net assets of ISM. ISM's name was changed to SportsWave, Inc., but business has continued to be conducted under the ISM name since acquisition.

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

     These acquisitions were accounted for using the purchase method.

8.  Impairment of Long-Lived Assets

     The Company reorganized certain of its operations in early 1998 including its digital photography business. While the Company will continue to own the proprietary digital imaging systems that have been developed, their usage is less closely related to the systems integration services to be offered prospectively as the primary product in the digital photography market. While some of the features of the proprietary software system may be offered with higher level digital photography systems, the underlying hardware configuration to be utilized by the Company's customers will be different. Adaptations to the current proprietary system would be necessary for it to be effectively utilized with the hardware configurations expected to be utilized in systems integration services. It is not expected that the Company will immediately pursue the additional development necessary for effective immediate utilization of the proprietary digital photography system in connection with its anticipated systems integration services. The Company therefore believes that the change in business strategy during the first quarter of 1998 is an event which has impaired the net realizable value of the proprietary digital photography system. Because use of the proprietary system in connection with anticipated systems integration services would require additional development which the Company does not plan to pursue at this time, and due to the uncertainty of results of the new business strategy, the Company believes the net realizable value of the system to be $-0- due to the impact of the events described above. Consequently, the Company has recorded a writedown of approximately $241,000, as of December 31, 1997, to reduce the net unamortized software development costs related to its digital photography system to $-0-.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

9.  Software Development Costs

     Software development costs capitalized were approximately $753,000, $216,000, and $48,000 during the years ended December 31, 1995, 1996, and 1997, respectively, relating primarily to the Company's interactive television system. Amortization expense related to these costs was approximately $103,000, $311,000, and $410,000 during the years ended December 31, 1995, 1996, and 1997, respectively. See Notes 8 and 15 for additional information related to the Company's digital imaging system.

     Research and development expense was approximately $216,000, $949,000, and $315,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

10.  Intangible and Other Assets:

     Intangible and other assets consist of the following:


                                                                                      December 31,
                                                                               --------------------------
                                                                                   1996          1997
                                                                               ------------  ------------

Organizational and start-up costs, net of accumulated amortization of
$24,782 and $34,587  (amortized over five years).............................        24,523        14,718
Employment agreement, net of accumulated amortization of  $223,333
and $1,563,333...............................................................     2,456,667     1,116,667
Major League Alumni Marketing Agreement, net of accumulated
amortization of  $1,042 and $7,292...........................................       123,958       117,708
Assembled work force of acquired entities, net of accumulated
amortization of $2,691 and $18,834...........................................       110,309        94,166
Customer lists of acquired entities, net of accumulated amortization of
$6,500 and $45,500...........................................................       188,500       149,500
Tradenames of acquired entities, net of accumulated amortization of
$1,069 and $7,484............................................................       255,529       249,114
Goodwill, net of accumulated amortization of $53,422 and $372,347............     3,334,121     3,030,670
Long-term portion of prepaid expenses........................................           ---       139,015
Other assets, net of accumulated amortization of $944 and $1,354.............        50,205         4,795
                                                                                 ----------    ----------

                                                                                 $6,543,812    $4,916,353
                                                                                 ==========    ==========


     Long-term portion of prepaid expenses represents the costs associated with long-term portion of deferred revenues. These amounts will be expensed from 1999 through 2001 as associated revenues are recognized.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

11.  Line of Credit and Notes Payable:

     SeaVision entered into a financing agreement with a bank on May 31, 1996 which provided for a line of credit that permitted maximum allowable borrowings of $5 million. Borrowings bore interest at either prime or Euro-rate plus 1-1/2% and were payable upon demand. Line of credit availability was increased to $7.5 million on October 28, 1996. The outstanding balance on the line of credit, $6 million, was repaid coincident with the closing of ACC's initial public offering on November 6, 1996, utilizing proceeds from the offering. The maturity date of the line of credit was May 31, 1997, and borrowings were guaranteed by certain shareholders of ACC. Under the terms of the agreement, no advances were permitted on the line subsequent to December 31, 1996. There was no balance outstanding on the line at December 31, 1996.

     SeaVision recorded a note payable to a vendor for the purchase of a telephone system during January 1996 for approximately $10,000. The note bore interest at 13% and was payable over twenty-four months. The balance outstanding was approximately $5,000 and $-0- at December 31, 1996, and 1997, respectively. Netright has a note payable to a shareholder of ACC (See Note
15). Balances outstanding on the note were approximately $64,000 and $27,000 at December 31, 1996 and 1997, respectively.

12.  Liability for Employee Termination Benefits

     ACC recognizes liabilities for involuntary employee termination benefits in the period management approves the plan of termination if during that period management has approved and committed to the plan of termination and established the benefits to be received; communicated benefit plans to employees; identified numbers, functions and locations of anticipated terminations; and the period of time for the plan of termination indicates significant changes are not likely.

     An accrual of approximately $300,000 was recorded as of June 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations. The plan included thirteen proposed employee terminations. Included in the plan were financial and marketing executive positions, marketing and administrative staff positions, operational management, staff, and sales positions associated with digital photography operations, and clerical support staff positions. Twelve of the thirteen positions included in the plan were eliminated. The accrual for the position not eliminated, approximately $2,000, was offset against the accrual recorded for a second plan for involuntary employee terminations as of September 30, 1997. As of December 31, 1997, approximately $174,000 of the amount accrued under the June 30, 1997 plan had been paid. The balance remaining, approximately $126,000 is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in 1998.

     An accrual of approximately $160,000 was recorded as of September 30, 1997 to establish a liability for severance costs associated with a second plan for involuntary employee terminations. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations as of that date. The plan included six proposed employee terminations. Included in the plan were marketing executive and staff positions associated with SportsWave's efforts to develop sports related applications of the Company's media and information platform, technical support positions associated with digital photography and shipboard ITV operations, and administrative support staff positions. All of the six positions included in the plan were eliminated. As of December 31, 1997, approximately $78,000 of the amount accrued under the September 30, 1997 plan had been paid. The balance remaining, approximately $82,000 is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in 1998.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

13.  License and Royalty Agreements:

License Agreements

     SeaVision has an agreement with a vendor that provides for a software license fee of $25,000 per ITV installation and includes specified prices for various hardware components. This agreement expires in October 1999, and payments for license fees under this arrangement were $75,000, $75,000 and $125,000 for the periods ended December 31, 1995, 1996 and 1997, respectively. These fees are included with on-board equipment upon installation of the interactive systems.

     SportsWave has a license agreement with Major League Alumni Marketing, Inc.
(MLAM), a wholly owned subsidiary of the Major League Players Alumni Association, which provides SportsWave with certain exclusive rights and provides for, among other things, royalty payments based upon a specified percentage of its Annual Gross Revenues, as defined, related to the use, exploitation, and sublicensing of the rights acquired from MLAM. Royalties paid to MLAM were $20,000 and $120,000 during the portion of 1996 subsequent to ACC's acquisition of ISM and 1997, respectively. Additionally, approximately $4,000 was accrued at December 31, 1997 for 1997 royalties in excess of the guaranteed minimum. As of December 31, 1997, the future minimum commitment under the agreement is $120,000. The current expiration date of the agreement is December 31, 1998. SportsWave has been notified by MLAM that it does not wish to renew the present contract, but has indicated a willingness to negotiate a new contract for the period beginning January 1, 1999. SportsWave intends to pursue negotiations with MLAM for a contract renewal.

     Subsequent to December 31, 1997, SportsWave has entered into a license agreement with National Football League Alumni, Inc. See Note 16.

Royalty Agreements

     The contracts with the cruise lines provide for specified royalty payments based upon adjusted gross revenue, as defined in the respective agreements. These royalty payments are adjusted upon reaching specified milestones for cumulative revenue generated by the interactive systems installations. Royalty expenses of approximately $2,000, $16,000, and $42,000 are included with selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1995, 1996, and 1997, respectively.


14.  Income Taxes

     ACC accounts for income taxes in accordance with the provisions of SFAS No.
109. As discussed in Note 2, SeaVision elected Subchapter S corporation status for income tax purposes prior to July 23, 1996. Accordingly, the income of SeaVision was reported on the individual income tax returns of its shareholders prior to this date. The financial statements, therefore, do not include a provision for income taxes prior to the change in status.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

     The components of the deferred tax assets and liabilities, as of December 31, 1996 and 1997, are as follows:

                                                       December 31,             December 31,
          Assets (liabilities)                             1996                    1997
                                                        ----------              ------------
         (Dollars in thousands)
Net operating loss carryforward                           $ 2,191                   $ 5,127
Deferred revenue                                              203                       217
Intangible asset differences                                  (68)                      490
Restricted stock grant                                          9                        58
Fixed assets and miscellaneous reserves                       165                       292

Valuation allowance                                        (2,500)                   (6,184)
                                                          -------                   -------

Net deferred income taxes                                 $    --                   $    --
                                                          =======                   =======

     As of December 31, 1996, ACC had available for federal and state income tax purposes, net operating loss carry forwards from 1996 of approximately $5,500,000 which are scheduled to expire at various times through 2011. As of December 31, 1997, ACC had available for federal and state income tax purposes, net operating loss carryforwards of approximately $13,600,000 and $8,600,000, respectively, which are scheduled to expire at various times from 1999 through 2012.

     The realization of the above tax benefits depends on ACC's ability to generate future taxable income. ACC has established valuation allowances as of December 31, 1996 and 1997 to offset these deferred tax benefits.

     The fiscal 1996 and 1997 income tax provisions of approximately $27,000 and $48,000, respectively, consist of currently payable state income taxes of certain subsidiaries.

15.  Related Party Transactions:

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

     Netright has a note payable due to a shareholder of ACC of approximately $64,000 and $27,000 at December 31, 1996 and 1997, respectively.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

Loan to Director and Officer

     During 1997, ACC made a $130,000 loan to a director and officer of the Company. This loan, including approximately $10,000 of unpaid interest, was forgiven in connection with the resignation of this director and officer. The write-off of this loan balance was recorded as of December 31, 1997. See Note 16.

Notes Receivable from Employees

     At December 31, 1996 and 1997, respectively, the Company had one and two long term notes due from employees. Outstanding balances on these notes were approximately $43,000 and $45,000 at December 31, 1996 and 1997, respectively. The notes bear interest at fixed rates of 7% and 8%.

Services and Products Sold to Related Parties

     During 1997, KCG provided computer network consulting services to three entities in which certain shareholders of ACC own interests. Fees charged were approximately $34,000.

     Netright sold computer hardware and components to two entities in which certain shareholders of ACC own interests. Revenue from these sales was approximately $23,000.

Management Services and Lease Arrangements

     Certain shareholders of ACC own interests in three separate entities that performed installation, marketing, consulting and administrative services and made purchases for ACC and its subsidiaries. Fees related to these services and reimbursements for expenditures incurred on behalf of ACC and its subsidiaries were approximately as follows:

           Period Ended                Fees     Reimbursements
----------------------------------  ----------  --------------
December 31, 1995                     $644,000      $1,668,000
December 31, 1996                      232,000         419,000
December 31, 1997                           --         123,000

     During 1996, ACC hired a management team that reduced its need for the services provided by these entities. Accordingly, the fees and reimbursements paid under these arrangements have declined. Management agreements with two of the entities were terminated in July 1996. The third management agreement was converted into a lease agreement effective August 1, 1996. The lease agreement included the rental of office space and certain administrative services to be provided to SeaVision. This agreement provides for monthly fees of $3,700 and was terminable by either party upon 30 days notification. Rental expense under this agreement was approximately $15,000 in 1996 and $3,700 in 1997. The agreement was terminated effective January 31, 1997.

     ACC leases office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $78,000 and $258,000 for the years ended December 31, 1996 and 1997, respectively. The initial office lease expired on December 31, 1996. A new lease was negotiated effective as of February 1, 1997 with a term of five years to expire on January 31, 2002. In late 1997, an agreement was reached among ACC, the lessor and a third party for sublet of a portion of the office space for the term of the lease. ACC assumed responsibility for design and buildout costs associated with the sublet agreement, which approximated $61,000 and were recorded in 1997. This amount includes approximately $13,000 in fees for an entity in which certain shareholders of ACC have an interest. ACC and the lessor have agreed to pursue the subleasing of an additional portion of the office space in 1998. ACC also provided office space during 1997 to an entity in which certain shareholders have an interest on a month to month basis. Rental charges were approximately $1,000. As of December 31, 1997, minimum lease commitments under the lease were approximately $1,509,000.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

     PhotoWave sublet office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $12,000 and $12,000 during the years ended December 31, 1996 and 1997, respectively. The term of the sublet arrangement was on a month by month basis and was terminated in March 1997.

     KCG leases office space from a shareholder of ACC. Rental expense under these agreement was approximately $11,000 and $65,000 for the period of 1996 subsequent to acquisition and for the year ended December 31,1997, respectively. The lease is on a month to month basis.

     SportsWave received consulting and administrative services under an arrangement with an entity in which certain ACC shareholders maintain ownership interests. Fees related to these services totaled $10,000 during the period for which SportsWave's results of operations are included in the 1996 consolidated statements of operations. This arrangement was terminated in December 1996.

     SportsWave leased office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $13,000 during the period from acquisition to December 31, 1996 and approximately $35,000 during 1997. The office lease expired on June 30, 1997.

Professional Services

     A shareholder of ACC is a member in an entity that performs legal services for ACC and its subsidiaries. Fees for these services were approximately $71,000, $749,000 and $113,000 for the periods ended December 31, 1995, 1996, and 1997, respectively.

Other Services

     Certain shareholders of ACC have an equity interest in an entity which performs services for ACC and its subsidiaries related to visual media. Charges for these services were approximately $137,000, $147,000 and $61,000 for the periods ended December 31, 1995, 1996 and 1997, respectively.

     Another entity in which certain shareholders of ACC have an equity interest performed commercial printing services for ACC and its subsidiaries. Charges for these services were approximately $25,000, $143,000 and $51,000 for the periods ended December 31, 1995, 1996 and 1997, respectively.

     Additional services including consulting, maintenance, and data storage services were received from entities in which certain shareholders of ACC have an equity interest. Charges for these services were approximately $22,000 for the year ended December 31, 1997.

Equipment Purchase

     During the year ended December 31, 1997, SeaVision purchased $49,000 of video production and broadcast equipment from an entity in which certain shareholders of ACC have an equity interest.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

16.  Subsequent Events:

(a.)  Operational Reorganization

     Subsequent to December 31, 1997, discussions were conducted among the Company's senior management as to a reorganization of its operations into three business units. Allin Interactive Group will consist of the operations of SeaVision, renamed Allin Interactive Corporation (Allin Interactive Corp), and PhotoWave, renamed Allin Digital Imaging Corp. (Allin Digital Imaging). Allin Interactive Group will focus on operations utilizing the Company's interactive television technology and integration services in interactive video and digital photography. The tradename SeaVision will continue to be used for services provided to the cruise industry. Allin Consulting Services will consist of the operations of KCG and Netright. This business unit will focus on software development and network solutions services, including sale of computer hardware and software. The tradename Kent Consulting Group will continue to be utilized in markets where it has been established. The third business unit will consist of the sports marketing, event promotion, and licensing activities of SportsWave. This unit will continue to conduct business under the tradename ISM.

(b.) Changes in Executive Management

     As part of the reorganization described above, ACC's President and Chief Operating Officer resigned during February 1998. The President also resigned as a director of ACC while the Chief Operating Officer will continue to serve as a director. ACC will record an accrual for employee termination benefits of approximately $492,000 during the first quarter of 1998 related to these resignations. It is expected that a majority of this balance will be paid during 1998 and the remainder during 1999.

     Additionally, a note receivable from the President of ACC in the amount of $130,000 and interest receivable of approximately $10,000 was forgiven during the first quarter of 1998. Impairment of these assets was reflected as of December 31, 1997.

(c.) Changes in Digital Photography Business

     In conjunction with the reorganization described in (a.) above, the new executive management group evaluated the Company's digital photography business and concluded that the retail photographic market was outside the desired target market for services to be provided by the Allin Interactive Group. A decision was reached in February, 1998 to exit the retail photography market while continuing to pursue a digital photography business focused on systems integration services, and to pursue the sale or liquidation of a substantial portion of the assets of PhotoWave not directly related to the integration business. Allin's President expressed his interest in continuing to pursue the retail photography business through local commercial photography operations and utilization of the mobile photography facility that had been developed by PhotoWave. The Company has completed a transaction in March, 1998 whereby PhotoWave contributed certain digital imaging equipment utilized in its commercial photography operations, the mobile imaging facility, a license to use the proprietary PhotoWave digital imaging system, and the rights to the tradename PhotoWave for a minority, non-controlling equity interest in a new corporation, which may use the tradename PhotoWave, Inc. ACC's former President is also an owner of the new corporation and is pursuing a retail photography business as described above.

     The contribution of assets to the new corporation will be valued based on its ownership proportion in relation to the initial capitalization of the new entity by ACC's former President and other investors. The net carrying value, as of December 31, 1997, of the assets to be contributed to the new corporation approximates the value of the investment to be recorded.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

     While Allin Digital Imaging will continue to own the proprietary digital imaging systems that have been developed, their usage is less closely related to the systems integration services to be offered prospectively as the primary product in the digital photography market. While some of the features of the proprietary software system may be offered with higher level digital photography systems, the underlying hardware configuration to be utilized by the Company's customers will be different. Adaptations to the current proprietary system would be necessary for it to be effectively utilized with the hardware configurations expected to be utilized in systems integration services. It is not expected that the Company will immediately pursue the additional development necessary for effective immediate utilization of the proprietary digital photography system in connection with its anticipated systems integration services. The Company therefore believes that the change in business strategy during the first quarter of 1998 is an event that has impaired the net realizable value of the proprietary digital photography system. Because use of the proprietary system in connection with anticipated systems integration services would require additional development which the Company does not plan to pursue immediately and due to the uncertainty of results with the new business strategy, the Company believes the net realizable value of the system to be $-0-due to the impact of the events described above. Consequently, the Company has recorded a writedown of approximately $241,000, as of December 31, 1997, to reduce the net unamortized software development costs related to its digital photography system to $-0-.

(d.) Marketing Contract with National Football League Alumni, Inc.

     During the first quarter of 1998, ISM executed a marketing contract with the National Football League Alumni, Inc. (NFLA) ISM received an exclusive license to use the marks and name "National Football League Alumni" in the conduct of its sports marketing business. The initial term of the agreement is five years with an automatic five-year renewal if certain financial incentives are met. Royalties will be due based on a specified percentage of annual net program revenues related to ISM's use and sublicensing of the rights acquired from NFLA. Minimum guaranteed royalties are $120,000 in 1998 and an additional $880,000 during the remainder of the initial contract period.

(e.) Issuance of Options for Common Stock

     During the first quarter of 1998, ACC awarded options to purchase 7,200 common shares under the 1997 Plan.

(f.) Termination of Interactive Television Contract with Royal Caribbean
     Cruises, Ltd.

     During March 1998, SeaVision and Royal Caribbean Cruises Ltd. mutually agreed on termination of their contract for provision of interactive television services aboard three cruise ships following March 1998. SeaVision will lose transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to these ships subsequent to March 1998. SeaVision will record a loss of approximately $250,000 during the first quarter of 1998 for the non-recoverable portions of capitalized value of the shipboard systems.

17.  Industry Segment Information

     ACC and its subsidiaries provide interactive television, digital imaging, systems integration, systems consulting, computer equipment sales, and sports themed marketing services to users in the travel and leisure and other industries. ACC and its subsidiaries maintained offices and facilities in Pennsylvania, Florida, California, and Ohio during 1997. There were no foreign offices. Revenue is derived principally from markets located in the United States, although interactive television revenues are derived from cruise ship installations that operate in international waters. ACC and its subsidiaries consider this revenue to be related to its Florida location.

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

                                                  Revenue
Periods ended December 31           1995             1996           1997
                            -------------------------------------------------

Interactive Television                   $  44          $  441        $ 1,899
Systems Integration                         --             195          3,696
Digital Imaging                             --               7            113
Consulting                                  --             425          3,663
Equipment Sales                             --              29            212
Sports Marketing                            --             233          3,582
Other                                       --              14             22
                            -------------------------------------------------

Total                                    $  44          $1,344        $13,187
                            =================================================

                                               Gross Profit
Periods ended December 31           1995             1996           1997
                            -------------------------------------------------

Interactive Television                   $  34           $ 323         $1,551
Systems Integration                         --              21            584
Digital Imaging                             --               7              8
Consulting                                  --              93          1,438
Equipment Sales                             --               8             13
Sports Marketing                            --              60          1,468
Other                                       --              14             22
                            -------------------------------------------------

Total                                    $  34           $ 526         $5,084
                            =================================================

                                             Total Assets
December 31                       1995           1996           1997
                            ---------------------------------------------

Interactive Television               $2,353        $ 8,105        $ 6,001
Systems Integration                      --            351          1,186
Digital Imaging                          --            238            226
Consulting                               --          5,368          5,119
Equipment Sales                          --            163            117
Sports Marketing                         --          2,793          3,621
Other                                    --         15,659          5,383
                            ---------------------------------------------

Total                                $2,353        $32,677        $21,653
                            =============================================

                ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

                                      Property & Equipment (net)
December 31                       1995           1996           1997
                            ---------------------------------------------

Interactive Television               $1,391         $6,021         $4,943
Systems Integration                      --            351            199
Digital Imaging                          --            182            207
Consulting                               --            278            436
Equipment Sales                          --             --             --
Sports Marketing                         --             97            104
Other                                    --             76            742
                            ---------------------------------------------

Total                                $1,391         $7,005         $6,631
                            =============================================

18.  Unaudited Quarterly Financial Information

     The unaudited quarterly financial information data in the following table reflects the data presented in the Company's initial form 10-Q for the quarterly period ended September 30, 1996, 1997 filings on Form 10-Q, and comparable data for the three month periods ended December 31, 1996 and 1997.

         Dollars in thousands except                                 Three Months Ended
               per share data                          -------------------------------------------
                                                                            1996
                                                       -------------------------------------------
                                                             September 30          December 31
                                                       -------------------------------------------
Revenue                                                                  133               $ 1,048
Gross Profit                                                              91                   313
Loss from operations                                                  (1,768)               (3,710)

Net loss                                                             $(2,096)              $(3,738)
                                                       ===========================================

Net loss applicable to common shares                                 $(2,096)              $(3,844)
                                                       ===========================================

Net loss per common share - basic                                    $ (0.87)              $ (0.93)
                                                       ===========================================
Net loss per common share - diluted                                  $ (0.87)              $ (0.93)
                                                       ===========================================


         Dollars in thousands except                          Three Months Ended
                                             --------------------------------------------------
               per share data                                        1997
                                             --------------------------------------------------
                                               March 31    June 30   September 30   December 31
                                             --------------------------------------------------
Revenue                                         $ 4,082    $ 2,543        $ 3,214       $ 3,348
Gross Profit                                      1,379      1,160          1,169         1,376
Loss from operations                             (2,769)    (3,210)        (1,967)       (3,134)

Net loss                                        $(2,592)   $(3,152)       $(1,992)      $(2,967)
                                             ==================================================

Net loss applicable to common shares            $(2,656)   $(3,207)       $(2,042)      $(3,030)

Net loss per common share - basic               $(0.51)    $ (0.62)       $ (0.40)      $ (0.59)
                                             ==================================================
Net loss per common share - diluted             $(0.51)    $ (0.62)       $ (0.40)      $ (0.59)
                                             ==================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Allin Communications Corporation:

We have audited the accompanying consolidated balance sheets of Allin Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allin Communications Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 10, 1998 (except with respect to
certain matters discussed in Note 16,
as to which the date is March 19, 1998)

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     None.

Part III


Item 10 - Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 17, 1998.

Name                          Age          Position with the Company
---------------------------  -----  ---------------------------------------
Richard W. Talarico........     42  Chairman of the Board and Chief
                                    Executive Officer
Les D. Kent................     34  President
Dean C. Praskach...........     40  Vice President-Finance, Treasurer and
                                    Secretary
Brian K. Blair.............     35  Director
William C. Kavan(1)(2).....     47  Director
Paul J. Pasquarelli(2).....     46  Director
James C. Roddey(1).........     65  Director

--------------
(1)  Member of Compensation Committee.

(2)  Member of Audit Committee.

     Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996. He has served as a director of Allin Interactive Corp since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive Corp since June 1996. Mr. Talarico has served Allin Interactive Corp in various other capacities, including Vice President of Finance from October 1994 to October 1995, President from October 1995 to June 1996 and Chief Financial Officer, Secretary and Treasurer from October 1994 to June 1996. Mr. Talarico has served as an officer and director of the Company's other subsidiaries since their inception or acquisition by the Company. Since 1991, Mr. Talarico has been a partner in The Hawthorne Group (''THG''), where he has been involved in numerous business ventures and has served in various financial and operating capacities. THG is a private investment and management company which invests through affiliates primarily in media and communications companies.

     Les D. Kent became President of the Company in March 1998. Mr. Kent has served as President of KCG and Netright since their inception in 1994 and 1995, respectively. Prior to the Company's acquisition of KCG and Netright in November 1996, Mr. Kent was the sole shareholder and a director of these companies. Mr. Kent served as General Partner of Vision Network Systems ("VNS") from 1983 until 1992, and as President and a director of VNS following its incorporation in 1992 until 1996. VNS performed substantially similar software development and network solutions consulting services and computer equipment sales as those currently performed by KCG and Netright and its operations were substantially assumed by those corporations upon their inception. Mr. Kent was also appointed as President or Vice President of certain of the Company's other subsidiaries in March 1998.

     Dean C. Praskach has held the positions of Vice-President Finance and Treasurer of the Company since July 1997, was named Secretary of the Company in March 1998 and is its principal financial and accounting officer. Mr. Praskach joined the Company as Director of Financial Planning in November of 1996. Mr. Praskach served both the Company and THG in a consulting capacity from February 1995 until joining the Company. From September 1989 through July 1994, he was employed at First Westinghouse Capital Corporation in various positions, where he was involved in equity and mezzanine financing of leveraged acquisitions. Mr. Praskach has held the positions of Vice-President Finance and Treasurer of all of the Company's subsidiaries since July 1997, and was named Secretary of all of the Company's subsidiaries in March 1998.

     Brian K. Blair became a director in July 1996. Mr. Blair also served as Chief Operating Officer and Secretary of the Company from July 1996 until his resignation from these positions in February 1998. Mr. Blair has served as a director of Allin Interactive Corp since October 1994 and as a director of the Company's other subsidiaries since their inception or acquisition by the Company. Mr. Blair also served as Vice President of

Administration and Operations of Allin Interactive Corp from October 1994 until June 1996 and as its President from June 1996 until February 1998. Mr. Blair served as a vice president of certain of the Company's other subsidiaries from their inception or acquisition until February 1998. Since May 1989, Mr. Blair has been President of Blair Haven Entertainment, Inc., doing business as Commercial Downlink ("Commercial Downlink"), where he is responsible for the day-to-day activity of such company. Mr. Blair also serves as Secretary and Treasurer of Digital Media Corp.

     William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive Corp since October 1994. Mr. Kavan has also served as a director of certain of the Company's other subsidiaries since their inception or acquisition by the Company. Since 1980, Mr. Kavan has been president of Berkely-Arm, Inc. ("Berkely"), the largest provider of revenue generating passenger insurance programs for the cruise industry. Berkely serves twenty-five cruise line clients, including Carnival, Costa, Cunard, Epirotiki, NCL, P&O, Princess, Radisson and RCCL.

     Paul J. Pasquarelli became a director of the Company in January 1997. Mr. Pasquarelli has been Vice President of Buena Vista Home Video, a Walt Disney Company, since 1994, where he has managed retail sales of video products. From 1992 to 1994, he served as President of Visual Expressions, Inc., and from 1987 to 1992, as President and Chief Executive Officer of Video Channels/Rank Retail Services America. Mr. Pasquarelli founded both of these companies which were engaged in the video entertainment business.

     James C. Roddey became a director of the Company in July 1996 and has served as a director of Allin Interactive Corp since October 1994. Mr. Roddey has also served as a director of certain of the Company's other subsidiaries since their inception or acquisition by the Company. Mr. Roddey served as President of International Sports Marketing, Inc. (now SportsWave) from 1992 to 1996. He has served as Chairman or as President of various other entities affiliated with THG, including President of Star Cable Associates, a cable television operator in various states, since 1991. He served as President of Turner Communications Corporation from 1968 to 1971, and as President of Rollins Communications Corporation from 1971 to 1979. Mr. Roddey currently serves as a Trustee of the University of Pittsburgh.

     There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11 - Executive Compensation


Summary Compensation Table

     The following table sets forth information concerning 1996 and 1997 compensation of the Chief Executive Officer and the other executive officers of the Company whose 1997 salary exceeded $100,000 (collectively the "Named Executives").


                                                                                                     Long Term
                                                         Annual Compensation                        Compensation
                                        ------------------------------------------------------  ---------------------
                                                                               Other Annual     Securities Underlying
     Name and Principal Position           Year        Salary ($)            Compensation ($)         Options (#)
--------------------------------------  ----------  -----------------       ------------------  ---------------------
Richard W. Talarico                           1997          $150,000          $         --                        --
   Chief Executive Officer                    1996            75,000                    --                    21,000

R. Daniel Foreman (1)                         1997          $150,000          $         --                        --
   President                                  1996           124,875                    --                    21,000

Brian K. Blair (1)                            1997          $150,000               $37,141 (2)                    --
   Chief Operating Officer                    1996           124,875                15,596 (2)                21,000

(1) Each of Mr. Foreman and Mr. Blair resigned as an officer of the Company in February 1998.

(2) During 1996, Mr. Blair accepted an assignment to manage the southern Florida based operations of Allin Interactive Corp. The duration of the assignment was approximately one year, and the assignment ended in 1997. Because of the temporary nature of the assignment at a remote office, Allin Interactive Corp leased housing and an automobile for Mr. Blair's usage and incurred moving and certain other expenses related to this assignment. Housing, automobile, moving and other expenses were $27,136, $3,262, $3,264, and $3,479, respectively, during 1997. Expenses for housing and automobile were $12,500 and $3,096, respectively, during 1996.


Employment Agreement

     The Company has entered into an employment agreement with Mr. Talarico, the terms of which commenced August 1, 1996 and will continue through December 31, 1999. The annual salary as set forth in the employment agreement is $150,000. The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company for a period of two years after termination or the end of the employment term.

     Pursuant to the employment agreement, options to acquire shares of Common Stock granted to Mr. Talarico, under the Company's 1996 Stock Plan will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of Allin Interactive Corp as of August 1, 1996, owns 50% or more of the outstanding Common Stock. The employment agreement also provides that Mr. Talarico will be entitled to receive for one year following termination of employment by the Company without cause or contemporaneously with the occurrence of a change in control, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination.

Stock Plans

     In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in May 1997 the Board of Directors adopted the 1997 Stock Plan which was approved by the Company's stockholders in 1997. Both plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. At December 31, 1997, 9,282 and 229,950 shares remained available for future grants under the 1996 Plan and the 1997 Plan, respectively. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions (such as the completion of a period of employment with the Company following an award). Although options were awarded under both plans in 1997, none of the Named Executives were granted options in 1997. The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

Option Grants in Last Fiscal Year

     There were no stock option grants to the Named Executives during 1997.

Fiscal Year End Option Values

     The following table provides information concerning stock options held by the Named Executives at December 31, 1997. No options were exercised in 1997.

                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised         In-the-Money Options at
                                                       Options at Fiscal Year End         Fiscal Year End (1)
                                                     ------------------------------  ------------------------------
                             Shares
                          Acquired on      Value
          Name              Exercise     Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------  ------------  -----------  -------------  ---------------  --------------  --------------
Richard W. Talarico                 --           --          4,200           16,800              --              --
R. Daniel Foreman (2)               --           --          4,200           16,800              --              --
Brian K. Blair (2)                  --           --          4,200           16,800              --              --


(1) Based on the December 31, 1997 closing price per share of Common Stock of $3.88, as reported by the Nasdaq National Market tier of the Nasdaq Stock Market, and the option exercise price of $15.00 per share, the options were not in-the-money at December 31, 1997.

(2) Messers. Foreman and Blair resigned as officers of the Company in February 1998. Vested options remain exercisable within ninety days of resignation. Non-vested options were forfeited immediately upon resignation.

     The Company does not have any long-term incentive or defined benefit plans.

Separation Agreements

     The Company also entered into employment agreements in 1996 with each of Messrs. Foreman and Blair substantially similar to the employment agreement entered into with Mr. Talarico. In connection with their resignations as officers of the Company, the Company entered into separation agreements with each of Mr. Foreman and Mr. Blair. Under the separation agreements, the Company is obligated to make aggregate payments to each of Messrs. Foreman and Blair in the amount of $225,000 plus accrued vacation pay, and to provide certain consulting services to Messrs. Foreman and Blair. In addition, the Company agreed to pay $20,000 of Mr. Foreman's relocation expenses and to forgive the $130,000 principal amount of, and approximately $10,000 of accrued interest on, a loan made by the Company to Mr. Foreman in 1997. Under the separation agreement with Mr. Foreman, the Company has agreed that Mr. Foreman may compete immediately in certain areas of business utilizing digital imaging technology. Mr. Blair remains subject to restrictive covenants prohibiting him from competing with the Company for a period of two years following his resignation.

Compensation of Directors

     The non-employee directors of the Company are entitled to receive at the conclusion of each year of service, an automatic grant of an immediately exercisable option to acquire 5,000 shares of Common Stock at an exercise price per share equal to the closing price of the Common Stock as reported by the Nasdaq Stock Market for the date on which the option is granted. Grants for the initial year of service were made under the 1997 Stock Plan. Messrs. Kavan and Roddey each received grants to acquire 5,000 shares of Common Stock at the exercise price of $4.50 per share on November 3, 1997. Mr. Pasquarelli received a grant to acquire 5,000 shares of Common Stock at the exercise price of $4.25 per share on February 6, 1998.

     Non-employee directors of the Company receive $2,500 for each Board of Directors meeting attended and $500 for each separate committee meeting attended on a date on which no full board meeting is held. Directors of the Company who are also employees do not receive additional compensation for attendance at Board and committee meetings, except that all directors will be reimbursed for out-of-pocket expenses in connection with attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Messrs. Kavan and Roddey. Mr. Roddey served as President of International Sports Marketing, Inc. from 1992 until its acquisition by the Company in 1996. Mr. Richard W. Talarico, Chairman and Chief Executive Officer of the Company, is a partner in The Hawthorne Group ("THG") and an officer of The Hawthorne Group, Inc. ("Hawthorne"), and, as such, he and Mr. Roddey are shareholders and/or partners in common in certain investments and companies. During 1997, Mr. Talarico was a shareholder and director of The Bantry Group Corporation and its affiliates Wexford Health Services, Inc. ("WHS"), Longford Health Sources, Inc. and Galway Technologies, Inc. (collectively, the "Bantry") of which Mr. Roddey was a shareholder, director and an executive officer. Mr. Talarico and Mr. Roddey were each partners in MA Associates II and shareholders in Hawthorne Group Productions, Inc. and Production Masters, Inc. ("PMI"), of which Mr. Roddey is an executive officer and director. Mr. Talarico is neither an officer or director of these companies. None of these companies or Bantry has a compensation committee of its board of directors. Mr. Roddey has indicated an intention to excuse himself from any vote of the Compensation Committee or the Board of Directors concerning Mr. Talarico's compensation. Richard S. Trutanic, a former director of the Company, also served as a member of the Compensation Committee for a portion of 1997.

     In respect of the fiscal year ended December 31, 1997 the Company made payments to PMI in the amount of approximately $61,000 for the production of videos and other visual media for use with the Company's ITV system. Messrs. Henry Posner Jr., Thomas D. Wright, Roddey and Talarico are shareholders of PMI. Mr. Posner is a holder of greater than five percent of the Company's outstanding Common Stock and Mr. Wright held greater than five percent of the Company's outstanding Common Stock during 1997. The Company believes that such payments were on terms as favorable to the Company as could have been obtained from an unaffiliated party. The Company expects to continue to conduct business with PMI in the future.

     The Company acquired all of the issued and outstanding shares of capital stock of SportsWave from the stockholders of SportsWave in November 1996. The purchase price paid at the closing of the sale was $2.4 million in cash. In addition, the stock purchase agreement governing the sale provides for up to $2.4 million in contingent payments. One-half of the contingent payments, if any, is to be paid by delivery to the SportsWave stockholders of promissory notes bearing interest at seven percent per annum. Messrs. Posner, Wright, Talarico and Roddey were SportsWave stockholders. At the closing of the acquisition of SportsWave, Messrs. Posner, Wright, Talarico and Roddey received cash payments in the amounts of approximately $1,273,000, $791,000, $48,000 and $120,000, respectively, and will be entitled to receive contingent payments up to the same approximate amounts (not including interest payable on any promissory note delivered in respect of the contingent payments). See Item 7. Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

     During the fiscal year ended December 31, 1997, Allin Digital Imaging made payments of approximately $12,000 for office space under a month-to-month occupancy arrangement with Star Cable Associates, in which Mr. Roddey has an ownership interest. The arrangement was terminated in March 1997 and Allin Digital Imaging personnel now occupy a portion of the Company's other leased space.

     During the fiscal year ended December 31, 1997, KCG provided computer network consulting services to Hawthorne, Allegheny Media ("AM"), and WHS. Fees charged Hawthorne, AM and WHS were approximately $28,000, $2,000 and $4,000, respectively. Mr. Posner, Mr. Wright and two of Mr. Posner's sons are shareholders of Hawthorne. Mr. Roddey has an ownership interest in AM. Mr. Roddey is a shareholder, director and executive officer of WHS' parent company, The Bantry Group, Inc. Mr. Talarico is a shareholder and was a director during 1997 of Bantry. The Company believes its fees are on terms substantially similar to what is offered non-affiliated parties.

     During the fiscal year ended December 31, 1997, Netright sold computer hardware and components to THG and AM. Amounts charged THG and AM were approximately $22,000 and $1,000, respectively. The Company believes its charges are on terms substantially similar to what is offered non-affiliated parties.

     Certain stockholders of the Company, including Messrs. Posner, Wright, Roddey, Talarico, Terence M. Graunke, a holder of greater than five percent of the outstanding Common Stock, Brian K. Blair, a director and former officer of the Company, and R. Daniel Foreman, a former director and officer of the Company, have certain rights under a registration rights agreement (the "Registration Rights Agreement") to require the Company, subject to certain limitations, to register under the Securities Act of 1933, as amended, certain of their shares of Common Stock for public offering and sale. Les D. Kent, President of the Company, also has the right, subject to certain limitations, to have the shares of Common Stock that he received in connection with the Company's acquisition of KCG included in any registration statement that includes shares to be registered at the request of stockholders under the Registration Rights Agreement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management


(a)   Security Ownership of Certain Beneficial Owners

     The following table presents certain information as of March 17, 1998 regarding each person or entity who is known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them.

                                                       Amount and
                                                       Nature of
                                                       Beneficial                   Percent
Name and Address of Stockholder                      Ownership (1)               of Class (1)
------------------------------------------------  --------------------  -------------------------------

     Henry Posner, Jr. (2)                                   1,144,740                           22.09%
     500 Greentree Commons
     381 Mansfield Avenue
     Pittsburgh, Pennsylvania  15220

     Friedman, Billings, Ramsey Group, Inc.(3)                 401,000                            7.74%
     1001 19th Street North
     Arlington, Virginia  22209

     Continental Casualty Company  (4)                         340,000                            6.56%
     CNA Plaza
     Chicago, Illinois  60685

     Kindy French  (5)                                         325,000                            6.27%
     2120 Leroy Place N.W.
     Washington, D. C.  20008

     Terence M. Graunke                                        263,392                            5.08%
     400 West Erie Street #504
     Chicago, Illinois  60610

     Les D. Kent  (6)                                          263,333                            5.08%
     60 98th Avenue
     Oakland, California  94603


     (1) The number of shares and the percent of the class have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (2) Includes 102,000 shares held in various trusts and a family foundation of which Mr. Posner and his wife are trustees, and with respect to which shares, Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner's wife and 2,000 shares held by trusts of which Mr. Posner's wife is a trustee.

     (3) As reported on Schedule 13G filed with the Securities and Exchange Commission (the "SEC") on February 17, 1998, the shares indicated are beneficially owned by each of Friedman, Billings, Ramsey Group, Inc., Eric F. Billings, Emanuel J. Friedman, and W. Russell Ramsey. The number of shares shown assumes that there has been no change in the number of shares beneficially owned since this date.

     (4) The shares indicated are under shared voting power and shared dispositive power among Continental Casualty Company, CNA Financial Corporation and Loews Corporation as reported on Schedule 13G filed by such entities with the SEC on February 13, 1998. Per the report, under Illinois law, assets owned by Continental Casualty Company, an Illinois insurance company, are solely under the control of the board of directors of the insurer and that the characterization of shared dispositive power with the parent holding company is made solely as a consequence of SEC interpretations regarding control of the subsidiary. CNA Financial Corporation and Loews Corporation specifically disclaim beneficial ownership of the shares. The number of shares shown assumes that there has been no change in the number of shares owned since the date of the report on Schedule 13G.

     (5) Information as to the number of shares owned by Ms. French has been obtained from the Schedule 13D filed with the SEC by Ms. French on February 27, 1998. The number of shares shown assumes there has been no change in the number of shares owned since the date of the Schedule 13D. Ms. French is the wife of Emanuel J. Friedman, the Chairman of Friedman, Billings, Ramsey Group, Inc., a beneficial owner of more than five percent of the outstanding Common Stock of the Company. See Note (3) above.

     (6) Mr. Kent was appointed President of the Company in March 1998 and has served as President of subsidiaries KCG and Netright both prior to and since their acquisition by the Company in November 1996.

(b)    Security Ownership of Management

     The following table presents certain information as of March 17, 1998 as to the beneficial ownership of the Common Stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them.

                                              Amount and
                                               Nature of
                                              Beneficial      Percent
Name of Stockholder                          Ownership (1)  of Class (1)
-------------------------------------------  -------------  ------------

     Richard W. Talarico                           99,303          1.91%
     R. Daniel Foreman                            177,200          3.42%
     Brian K. Blair                               177,200          3.42%
     William C. Kavan                             105,800          2.04%
     Paul J. Pasquarelli                            5,000          0.10%
     James C. Roddey  (2)                          97,603          1.88%

     All directors and executive
     officers, as a group (7 persons) (3)         749,239         14.39%

     (1) The number of shares and the percent of the class have been calculated in accordance with Rule 13d-3 under the Exchange Act. The numbers shown include shares covered by options that are currently exercisable or are exercisable within sixty days of March 17, 1998. The numbers and percentages of shares owned assume that such options had been exercised as follows: Messrs. Talarico, Foreman and Blair 4,200 shares each; Messrs. Kavan, Pasquarelli and Roddey 5,000 shares each; and all directors and executive officers as a group 24,400 shares.

     (2) Includes 2,000 shares owned by Mr. Roddey's wife.

     (3) The Group does not include Mr. Foreman who was no longer a director or executive officer of the Company on March 17, 1998.

Item 13 - Certain Relationships and Related Transactions


Transactions with Commercial Downlink

     In respect of the fiscal year ended December 31, 1997, Commercial Downlink charged Allin Interactive Corp, at cost, for certain services, materials, travel costs and other expenses incurred by it on behalf of SeaVision's operations. Brian K. Blair and R. Daniel Foreman, executive officers and directors of the Company during 1997, are principals of Commercial Downlink. Such charges were approximately $123,000 during the fiscal year ended December 31, 1997. The practice of Commercial Downlink incurring costs on behalf of SeaVision was discontinued in 1997. During 1997, the Company also made payments of $3,700 to Commercial Downlink under a sublease agreement relating to facilities in Lisbon, Ohio owned by Com-Tek Printing and Graphics, Inc. ("Com-Tek"), a majority owned subsidiary of Commercial Downlink. Such agreement was terminated as of January 31, 1997. The Company believes such payments were on terms as favorable to the Company as could be obtained from an unaffiliated party.

     The Company made payments of approximately $51,000 to Com-Tek for commercial printing services in respect of the fiscal year ended December 31, 1997. The Company believes such payments are on terms as favorable to the Company as could be obtained from an unaffiliated party.

Purchase of Equipment

     During the fiscal year ended December 31, 1997, Allin Interactive Corp made payments of $49,000 for the purchase of certain video production and broadcast equipment from Western Reserve Cable. Messrs. Foreman and Blair are principals of Western Reserve Cable. The Company believes such payments are on terms as favorable to the Company as could be obtained from an unaffiliated party.

Arrangements Involving KCG

     In November 1996, the Company acquired KCG through a merger. The consideration included $2.0 million in cash and $3.2 million in the Company's Common Stock. In addition, the merger agreement governing the acquisition provides for up to $2.8 million in contingent payments. Les D. Kent, appointed President of the Company in March 1998, was the sole KCG stockholder prior to the merger. See Item 7 - Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

Leases

     Effective February 1, 1997, the Company entered into a five-year lease for office space with Executive Office Associates ("EOA"). The aggregate rental payment under this lease was approximately $188,000 during the fiscal year ended December 31, 1997. Henry Posner, Jr., Thomas D. Wright and two of Mr. Posner's sons and his spouse each own an indirect equity interest in EOA. Mr. Posner is a holder of greater than five percent of the Company's outstanding Common Stock and Mr. Wright held greater than five percent of the Company's outstanding Common Stock during 1997. In late 1997, an agreement was reached among the Company, EOA, and a non-affiliated party for sublet of a portion of the space that would end the Company's obligations with respect to that portion for the remainder of the lease term. As of December 31, 1997, minimum lease commitments were approximately $1,509,000 for the period from January 1, 1998 to January 31, 2002. Early in 1997, rental payments of approximately $70,000 were made to West Point Realty ("WPR"), as agent for EOA under a temporary occupancy arrangement which was superceded by the long-term lease described above. A portion of the amount paid to WPR was applicable to rent due under the long-term lease and was credited as such. Mr. Wright is a shareholder of WPR. The Company believes that rental payments prior to and under the long-term lease were on terms as favorable to the Company as could have been obtained from an unaffiliated party.

     During the fiscal year ended December 31, 1997, SportsWave made payments pursuant to a lease agreement in the amount of approximately $8,000 to EOA and approximately $27,000 to WPR for the lease of office space. The Company believes that such payments were on terms as favorable to the Company as could have been obtained from an unaffiliated party. The lease agreement expired June 30, 1997. SportsWave personnel now occupy a portion of the Company's other leased space.

     During the fiscal year ended December 31, 1997, KCG made payments of approximately $65,000 to Les D. Kent for the lease of office space. Mr. Kent was appointed the Company's President in March 1998. Mr. Kent also served as KCG's President during 1997. Such agreement is currently on a month-to-month basis.

Loan to Officer and Director; Separation Agreements

     During March 1997, the Company made a loan in the amount of $130,000 to R. Daniel Foreman, at the time President and a director of the Company. The loan bore interest at prime plus one percent from origination to December 1, 1997, its original due date, and prime plus three percent thereafter. At December 31, 1997, the $130,000 principal amount and $10,000 in accrued interest was outstanding. Mr. Foreman resigned as a director and officer of the Company in February, 1998. Under terms of a separation agreement, the loan and approximately $10,000 of accrued interest have been forgiven. See Item 11 -- Executive Compensation -- Separation Agreements. Because the loan forgiveness represents significant information regarding the fair value of the asset at the financial statement date, the Company has recorded a writeoff of the loan and interest receivable balances as of December 31, 1997.

     In February 1998, The Company also entered into a separation agreement with Brian K. Blair. See Item 11 -- Executive Compensation -- Separation Agreements.

Minority Investment in Corporation

     Subsequent to December 31, 1997, the Company has contributed certain assets, including rights to the name PhotoWave, formerly used in its operations in the retail digital photography market for a minority, non-controlling equity interest in a new corporation, RCC, which will pursue operations in this market. Mr. Foreman, a former officer and director of the Company, is a minority owner of RCC. Henry Posner, Jr. also has an equity interest in RCC. The value placed on the Company's equity interest, $100,000, approximates the value of the assets contributed.

Part IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.  Financial Statements - See Part II, Item 8 hereof on page 38.

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

      3.  Exhibits - See Exhibit Index  following on page Exh.-A.

      4.  Reports on Form 8-K

               No report on form 8-K was filed by Allin Communications Corporation during the quarter ended December 31, 1997.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Communications Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 1998

                          ALLIN COMMUNICATIONS CORPORATION

                          By:
                               /s/ Richard W. Talarico
                               --------------------------------------------


                               Richard W. Talarico
                               Chairman of the Board and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Communications Corporation and in the capacities and on the dates indicated:


                    Signature                                           Title                             Date
--------------------------------------------------  ---------------------------------------------  ------------------

/s/ Richard W. Talarico                             Chairman of the Board and Chief Executive
--------------------------------------------------  Officer (Principal Executive Officer)            March 24, 1998
Richard W. Talarico

/s/ Dean C. Praskach                                Vice President-Finance (Principal Financial
--------------------------------------------------  and Accounting Officer)                          March 24, 1998
Dean C. Praskach

/s/ Brian K. Blair                                  Director                                         March 24, 1998
--------------------------------------------------
Brian K. Blair

/s/ William C. Kavan                                Director                                         March 24, 1998
--------------------------------------------------
William C. Kavan

/s/ Paul J. Pasquarelli                             Director                                         March 24, 1998
--------------------------------------------------
Paul Pasquarelli

/s/ James C. Roddey                                 Director                                         March 24, 1998
--------------------------------------------------
James C. Roddey

                                                                     Schedule II


                        ALLIN COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


                                                  Balance at        Additions
                                                 Beginning of       Charged to                        Balance at End
           (Dollars in thousands)                   Period           Expense          Deductions        of Period
                                               ----------------  ----------------  ----------------  ----------------
Year ended December 31, 1995                   $             --  $             --  $             --  $             --

Valuation allowance on deferred tax asset                    --             2,500                --             2,500
                                             ------------------------------------------------------------------------
Year ended December 31, 1996                   $             --            $2,500  $             --            $2,500

Valuation allowance on deferred tax asset                 2,500             3,684                --             6,184
Allowance for doubtful accounts receivable                   --                84                --                84
                                             ------------------------------------------------------------------------
Year ended December 31, 1997                             $2,500            $3,768  $             --            $6,268
                                             ========================================================================

                                                                   Schedule II-A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Allin Communications Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 10, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 (a) 2 of the Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material aspects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania,
March 10, 1998


                                                                   Schedule II-B

                                 Exhibit Index
                                 -------------

Exhibit
Number     Description of Exhibit (1)
------     --------------------------

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


                                                                     Page Exh.-A

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

10.13 First Amended and Restated Agreement dated June 1, 1996 between SeaVision, Inc. and Celebrity Cruises, Inc. (subject to confidential treatment) (incorporated by reference to Exhibit 10.12 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

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

                                                                    Page: Exh.-B

                             ----------------------
Exhibit
Number     Description of Exhibit
------     ----------------------

10.18 Master Agreement dated December 16, 1996 by and between Allin Communications Corporation and Electronic Data Systems Corporation (incorporated by reference to Exhibit 10.18 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1996).

10.19 Joint Marketing Agreement dated December 16, 1996 by and between Allin Communications Corporation and Electronic Data Systems Corporation (incorporated by reference to Exhibit 10.19 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1996).

10.20 Authorization Letter dated December 16, 1996 by and between Allin Communications Corporation and Electronic Data Systems Corporation (incorporated by reference to Exhibit 10.20 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1996).

10.21 Termination Agreement dated as of July 1, 1997 by and between Allin Communications Corporation and Electronic Data Systems Corporation (incorporated by reference to Exhibit 10.21 to Allin Communications Corporation's Report of Form 10-Q for the period ended June 30, 1997).

10.22 Amended and Restated Joint Marketing Agreement dated as of July 1, 1997 by and between Allin Communications Corporation and Electronic Data Systems Corporation (incorporated by reference to Exhibit 10.22 to Allin Communications Corporation's Report of Form 10-Q for the period ended June 30, 1997).

10.23 Amendment to First Amended and Restated Agreement dated as of September 19, 1997 by and between SeaVision, Inc. and Celebrity Cruises, Inc. (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report of Form 10-Q for the period ended September 30, 1997).

10.24 Amendment to Concession Agreement dated as of October 16, 1997 by and between SeaVision, Inc. and Royal Caribbean Cruises, Ltd. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report of Form 10-Q for the period ended September 30, 1997).

10.25 First Addendum to Agreement dated as of January 29, 1998 by and between SeaVision, Inc. and Norwegian Cruise Line Limited (subject to request for confidential treatment).

10.26 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and R. Daniel Foreman.

10.27 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and Brian K. Blair.

10.28 Employment Agreement dated November 6, 1996 by and between Kent Consulting Group, Inc. and Les Kent.

21       Subsidiaries of the Registrant.

27       Financial Data Schedule.
_____________

*    Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.
                                                                     Page Exh.-C