Form 10-Q
period 1998-03-31
ALLIN COMMUNICATIONS CORP
filed 1998-05-14
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  March 31, 1998

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

                               As of May 4, 1998

                        Common Stock,  5,182,267 Shares

                        Allin Communications Corporation

                                   Form 10-Q

                                     Index


Part I  -  Financial Information

      Item 1.  Financial Statements                                    Page   3

      Item 2.  Management's Discussion and Analysis of Financial       Page  11
            Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosure about Market    Page  24
            Sensitive Instruments


Part II -  Other Information

      Item 5.  Other Information                                       Page  25

      Item 6.  Exhibits and Reports on Form 8-K                        Page  26

Signatures                                                             Page  27

Part I - Financial Information

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands)
                        (Unaudited)

                                                                        December 31,      March 31,
                                                                            1997            1998
                                                                         --------        ----------
ASSETS

Current assets:
     Cash and cash equivalents                                           $  6,802          $ 5,258
     Accounts receivable, net of allowance for
          doubtful accounts of $84 and $84                                  1,805            2,329
     Inventory                                                                687              716
     Prepaid expenses                                                         555              561
                                                                         --------          -------
          Total current assets                                              9,849            8,864

Property and equipment, at cost:
Leasehold improvements                                                        398              409
Furniture and equipment                                                     2,126            2,117
On-board equipment                                                          6,704            6,453
                                                                         --------          -------
                                                                            9,228            8,979
Less--accumulated depreciation                                             (2,597)          (2,924)
                                                                         --------          -------
                                                                            6,631            6,055

Assets held for resale                                                       ---                41
Notes receivable from employees                                                45               43
Software development costs, net of accumulated
     amortization of $680 and $755                                            212              137
Other assets, net of accumulated amortization of
     $2,051 and $2,484                                                      4,916            4,568
                                                                         --------          -------
Total assets                                                              $21,653          $19,708
                                                                         --------          -------


       The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands)
                        (Unaudited)

                                                                       December 31,       March 31,
                                                                          1997              1998
                                                                       ------------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                        $    27         $    16
     Accounts payable                                                         668             772
     Accrued liabilities:
          Compensation and payroll taxes                                      815             762
          Dividends on Series A convertible,
               redeemable preferred stock                                     288             343
          Other                                                               421             370
     Current portion of deferred revenue                                      882             730
                                                                          -------         -------
          Total current liabilities                                         3,101           2,993

Non-current portion of deferred revenue                                       543             476
Commitments and contingencies

Series A convertible, redeemable preferred stock, par
     value $.01 per share - authorized 100,000 shares,
     issued and outstanding 25,000 shares                                   2,500           2,500

Shareholders' equity:
     Common stock, par value $.01 per share - authorized
          20,000,000 shares, issued 5,184,067 shares                           52              52
     Additional paid-in-capital                                            37,652          37,597
     Deferred compensation                                                   (228)           (197)
     Treasury stock at cost, 1,800 shares                                      (6)             (6)
     Retained deficit                                                     (21,961)        (23,707)
                                                                          -------         -------
Total shareholders' equity                                                 15,509          13,739
                                                                          -------         -------
Total liabilities and shareholders' equity                                $21,653         $19,708
                                                                          -------         -------

       The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

          (Dollars in thousands, except per share data)
                        (Unaudited)

                                                                          Three Months        Three Months
                                                                              Ended              Ended
                                                                            March 31,           March 31,
                                                                               1997               1998
                                                                           -----------         ----------
Revenue                                                                   $    4,082          $    3,171

Cost of sales                                                                  2,703               1,592
                                                                           -----------         ----------

Gross profit                                                                   1,379               1,579

Selling, general & administrative                                              4,148               3,389
                                                                           -----------         ----------

Loss from operations                                                          (2,769)             (1,810)

Interest income, net                                                            (177)                (70)
                                                                           -----------         ----------

Loss before provision for income taxes                                        (2,592)             (1,740)

Provision for income taxes                                                      ---                    6
                                                                           -----------         ----------

Net loss                                                                      (2,592)             (1,746)

Accretion and dividends on preferred stock                                        64                  55
                                                                           -----------         ----------

Net loss attributable to common shareholders                              $   (2,656)         $   (1,801)
                                                                           ===========         =========

Net loss per common share - basic                                         $    (0.51)         $    (0.35)
                                                                           ===========         ==========

Net loss per common share - diluted                                       $    (0.51)         $    (0.35)
                                                                           ===========         ==========

Weighted average shares outstanding - basic                                5,157,399           5,157,399
                                                                           -----------         ----------

Weighted average shares outstanding - diluted                              5,157,399           5,157,399
                                                                           -----------         ----------

       The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (Dollars in thousands)
                        (Unaudited)

                                                                        Three Months         Three Months
                                                                            Ended                 Ended
                                                                          March 31,             March 31,
                                                                             1997                 1998
                                                                        ------------         -----------
Cash flows from operating activities:
     Net loss                                                               $(2,592)            $(1,746)
     Adjustments to reconcile net loss to net cash flows
        from operating activities:
          Depreciation and amortization                                         873                 967
          Amortization of deferred compensation                                  34                  31
          Loss from disposal of assets                                           17                 256
     Changes in certain assets and liabilities:
          Accounts receivable                                                (2,002)               (524)
          Inventory                                                             (52)                (29)
          Prepaid expenses                                                     (457)                 (6)
          Software development costs                                           (272)                ---
          Other assets                                                          495                 (22)
          Accounts and notes payable                                            208                  92
          Accrued liabilities                                                   330                (104)
          Deferred revenues                                                     187                (220)
          Customer deposits                                                    (695)                ---
                                                                            -------             -------
        Net cash flows from operating activities                             (3,926)             (1,305)
                                                                            -------             -------

Cash flows from investing activities:
     Proceeds from sale of assets                                                23                   8
     Capital expenditures                                                    (1,650)               (247)
                                                                            -------             -------
        Net cash flows from investing activities                             (1,627)               (239)
                                                                            -------             -------

Net change in cash and cash equivalents                                      (5,553)             (1,544)
Cash and cash equivalents, beginning of period                               16,227               6,802
                                                                            -------             -------
Cash and cash equivalents, end of period                                     10,674               5,258
                                                                            =======             =======

       The accompanying notes are an integral part of these consolidated financial statements.

               Allin Communications Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

  The information contained in these financial statements and notes for the three-month periods ended March 31, 1997 and 1998 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1996 and 1997, contained in Allin Communications Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

  Revenue Recognition

  The Allin Interactive Group recognizes revenue and costs related to interactive television and digital photography systems when the services or products are performed or delivered. Revenue from systems integration services is recognized upon completion of the respective projects.

  Kent Consulting Group, Inc. ("KCG") charges consulting fees, typically on an hourly basis, to its clients for its software design and network solution services. Revenue is recognized as services are performed.

  Netright, Inc. ("Netright") recognizes revenue from the sale of products at the time the products are shipped.

  SportsWave, Inc. ("SportsWave") charges fixed fees for its event marketing and promotional services. Revenue is recognized when the agreed upon services are performed. SportsWave also licenses the usage of likenesses, images and autographs of certain professional athletes. Licensing agreements may be either on a fixed fee or earned royalty basis. Revenue for agreements on a fixed fee basis is recognized when services required under the agreement are performed. Revenue for agreements on an earned royalty basis is recognized as the royalties are earned. Minimum guaranteed royalties are recognized on a pro-rata basis over the lives of the respective agreements.

  Earnings Per Share

  Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS includes the weighted average of the outstanding common shares of the Company, excluding 26,668 and 24,868 shares of outstanding restricted stock for the three-month periods ended March 31, 1997 and 1998, respectively. The restricted stock, outstanding stock options, and the Company's Series A convertible, redeemable preferred stock, prior to expiration of the conversion provision in December 1997, would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation, if their effect was not anti-dilutive, were 273,372 and 24,868 for the three-month periods ended March 31, 1997 and 1998, respectively.

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

  Impairment of Long-Lived Assets

  The Company follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying value to determine if a writedown to market value or discounted cash flow is required.

  Supplemental Disclosure Of Cash Flow Information

  Cash payments for income taxes were approximately $44,000 and $6,000 during the three months ended March 31, 1997 and 1998, respectively. Cash payments for interest were approximately $29,000 and $-0- during the three months ended March 31, 1997 and 1998, respectively.

  Dividends of approximately $49,000 and $55,000 were accrued but unpaid during the three-month periods ended March 31, 1997 and 1998, respectively, on Series A convertible, redeemable preferred stock.


2. Liability for Employee Termination Benefits

  The Company recognizes liabilities for involuntary employee termination benefits in the period management approves the plan of termination if during that period management has approved and committed to the plan of termination and established the benefits to be received; communicated benefit plans to employees; identified numbers, functions and locations of anticipated terminations; and the period of time for the plan of termination indicates significant changes are not likely.

  A reorganization charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom have ceased employment with the Company. As of March 31, 1998, approximately $234,000 of the amount accrued under the February 4, 1998 charge had been paid. The remaining balance, approximately $257,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in 1999.

  An accrual of approximately $160,000 was recorded as of September 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included six proposed employee terminations. Included in the plan were marketing executive and staff positions associated with SportsWave's efforts to develop sports related applications of the Company's media and information platform, technical support positions associated with digital photography and shipboard ITV operations, and administrative support staff positions. All of the six positions included in the plan were eliminated. During the quarterly period ended March 31, 1998, a reduction in expense of approximately $62,000 was recorded to adjust the severance accrual previously recorded. Under the terms of two employment agreements for positions included in the plan, severance duration was to be the shorter of a maximum time period specified or until the individuals obtained new employment. The original severance accrual included estimated severance based on the midpoints of these periods, but actual severance obligations have ended earlier due to both of the individuals obtaining new employment. As of March 31, 1998, all of the amount accrued under the September 30, 1997 plan, as adjusted, had been paid.

  An accrual of approximately $300,000 was recorded as of June 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included thirteen proposed employee terminations. Included in the plan were financial and marketing executive positions, marketing and administrative staff positions, operational management, staff, and sales positions associated with digital photography operations, and clerical support staff positions. Twelve of the thirteen positions included in the plan were eliminated. The accrual for the position not eliminated, approximately $2,000, was offset against the accrual recorded for a second plan for involuntary employee terminations as of September 30, 1997. During the quarterly period ended March 31, 1998, additional expense of approximately $15,000 was recorded to adjust the severance accrual previously recorded. Under the terms of an employment agreement for a position included in the plan, severance duration was to be the shorter of a maximum time period specified or until the individual obtained new employment. The original severance accrual included estimated severance based on the midpoint of this period, but actual severance obligations have exceeded this amount. As of March 31, 1998, approximately $245,000 of the amount accrued under the June 30, 1997 plan had been paid. The balance remaining, approximately $70,000 as adjusted, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in 1998.

3.  Operational Reorganization

  During January, 1998, discussions were conducted among the Company's senior management as to a reorganization of its operations into three business units. Allin Consulting Services consists of the operations of KCG and Netright.
  This business unit intends to focus on software development and network solutions services, including sale of computer hardware and software. Allin Interactive Group consists of the operations of Allin Interactive Corporation ("Allin Interactive Corp"), formerly named SeaVision, Inc., and Allin Digital Imaging Corp. ("Allin Digital Imaging"), formerly named PhotoWave, Inc. Allin Interactive Group intends to focus on operations utilizing the Company's interactive television technology and integration services in interactive video and digital photography. The tradename SeaVision continues to be used for services provided to the cruise industry. The corporate name changes were effective March 1998. The third business unit consists of the sports marketing, event promotion, and licensing activities of SportsWave, Inc.. This unit will continue to conduct business under the tradename International Sports Marketing ("ISM").

  As part of the operational reorganization, the Company's president and chief operating officer resigned during February, 1998. See Note 2. "Liability for Employee Termination Benefits" for information relating to an accrual for employee termination benefits relating to these resignations.

4.  Changes in Digital Photography Business

  In conjunction with the reorganization described above, the new executive management group evaluated the Company's digital photography business and concluded that the retail photographic market was outside the desired target market for services to be provided by the Allin Interactive Group. A decision was reached in February, 1998 to exit the retail photography market while continuing to pursue a digital photography business focused on systems integration services, and to pursue the sale or liquidation of a substantial portion of the assets of Allin Digital Imaging not directly related to the integration business. The Company has completed a transaction in March, 1998 whereby Allin Digital Imaging contributed certain digital imaging equipment utilized in its commercial photography operations, its mobile imaging facility, a license to use the proprietary Allin Digital Imaging digital imaging system, and the rights to the tradename PhotoWave for a minority, non-controlling equity interest in a new corporation, Rhino Communications Corporation ("RCC"). The Company's former President is an owner of RCC, which is pursuing a retail photography business.

  The contribution of assets to RCC was valued based on its ownership proportion in relation to the initial capitalization of RCC by the Company's former President and other investors. The net carrying value of the assets contributed to RCC approximated the value of the investment recorded.

5.  Termination of Interactive Television Contract

  During March 1998, Allin Interactive Corp and Royal Caribbean Cruises Ltd. mutually agreed on termination of their contract for provision of interactive television services aboard three cruise ships. The Company currently anticipates that operations on two of the ships will cease during May 1998 and the third will cease during June 1998. Allin Interactive Corp will lose transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to these ships subsequent to cessation of operations. Allin Interactive Corp recorded a loss of approximately $232,000 during March 1998 for the non-recoverable portions of the capitalized value of the shipboard systems.

6. Equity Transactions

  A total of 5,000 and 2,200 options for common shares, exercisable at prices of $4.25 and $4.50 per share, respectively, were awarded under the Company's 1997 Stock Plan during the three months ended March 31, 1998. The 5,000 options issued at an exercise price of $4.25 vested immediately. The 2,200 options issued at an exercise price of $4.50 will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. The right to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary.

  During the three months ended March 31, 1998, non-vested options to purchase 900 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 68,650 shares of common stock remain outstanding as of March 31, 1998.

  During the three months ended March 31, 1998, vested options to purchase 40 shares, and non-vested options to purchase 53,460 shares, respectively, of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. There were no options awarded under the 1996 Stock Plan during this period. Options granted under the 1996 Stock Plan to purchase 118,150 shares of common stock remain outstanding as of March 31, 1998.

Item 2.

                        Allin Communications Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three-month periods ended March 31, 1998 and 1997. This discussion should be read in connection with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Unless the context otherwise requires, all references herein to the "Company" refer to Allin Communications Corporation and its subsidiaries.

Overview of Organization, Products & Markets

     Allin Communications Corporation (the "Company") is a technology development and services company that specializes in Windows NT-based software development, engineering and network integration services, operation and integration services focused on interactive television and digital photography applications, and sports-related event-marketing and promotions. During the first quarter of 1998, the Company implemented a reorganization of its operations into three business units to focus on common services and technologies where the Company has core strengths and on markets where the Company believes its products and services can be most competitive. The three business units are Allin Consulting Services ("Allin Consulting"), Allin Interactive Group ("Allin Interactive") and SportsWave.

     Allin Consulting provides varied software design and network solutions, assisting companies in planning, building, and managing Microsoft BackOffice solutions including NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Allin Consulting has expertise in developing interactive television platforms, Internet applications, groupware and e-mail applications, and networking and database applications. Services include design of system architecture, installation and configuration of software and hardware, custom software development, training, systems management support and trouble-shooting. The Company believes that Allin Consulting enables its customers to tie new applications and new technologies into existing information systems quickly and with minimal disruption. It has been on the leading edge in developing structures for multi-site computing to enhance the productivity of travelers, workers in remote and field offices and virtual office environments. One of Allin Consulting's operating entities, Kent Consulting Group, Inc. ("KCG"), is authorized as a Microsoft Solutions Provider Partner and is also authorized as a service provider for Lotus, IBM and Novell. Allin Consulting offers complete network systems solutions to its clients including the provision of computer and communications network related hardware, software and equipment. Allin Consulting has developed purchasing capabilities and agreements with vendors providing it access to a wide spectrum of computer related hardware, software and networking equipment at competitive prices. During the first quarter of 1998, Allin Consulting has expanded its supplier base to further enhance its available products and its opportunities for attractive pricing.

     Allin Consulting currently generates revenue from fees under its contracts for software design and network solutions services for third party clients and from hardware, software and equipment sales. Allin Consulting also provides technical and creative support in the development and improvement of proprietary interactive television software and systems sold or operated by the Allin Interactive business unit and provides general technical support of all of the Company's operations.

     Allin Interactive provides customized interactive television systems and services as well as systems integration services specializing in interactive television and digital photography applications. Allin Interactive's proprietary interactive television platform utilizes a Windows NT operating system, includes a multimedia digital file server and Windows-based software applications, and features high resolution and animated graphics, compressed full motion video, superior quality audio and flexible input capacity. The resource sharing architecture of the platform can provide its interactive services over a variety of network architectures, including the Internet, telephone and cable television systems, and other public and private communications networks. Allin Interactive has continually upgraded its interactive television capabilities, including the 1997 development of proprietary video server technology, which allows the system to provide multiple concurrent streams of MPEG1 and MPEG2 digital video. The centralized data processing features of Allin Interactive's interactive television system allows for significant cost savings in end-user equipment, offering what the Company's management believes to be a competitive advantage over competitors' systems. During 1998, a key Allin Interactive objective will be to begin bringing its interactive television platform and services to users in multiple markets, with early focus on hospitals, educational institutions and the hotel industry. The Company's interactive television operations have historically been concentrated in the international cruise industry. The Company believes that its technology can be readily adapted for on-demand video content tailored to many industries. Allin Interactive's strategy for new industries, as well as for future activity in the cruise industry, will be to market systems and applications on a systems integration revenue basis, where the customer will undertake the capital commitment for the system and Allin Interactive will receive fees for installation and any subsequent involvement in managing or operating systems. Allin Interactive has installed one system on a cruise ship on this basis and has recently entered an agreement to install an interactive system in a new Mayo Clinic hospital being built in Phoenix, Arizona. This system is expected to be completed in the third quarter of 1998. There can be no assurance that Allin Interactive will be successful in obtaining systems integration contracts for new interactive television systems in the cruise industry or in other industry markets it is attempting to enter, or that, if successful, such installations will result in the desired improvements to the Company's results of operations and financial condition.

     Allin Interactive's historical operations primarily involved operation of owned interactive television systems installed on cruise ships from which the Company derived transactional revenue, mainly from pay-per-view movies and gaming. During 1997, Allin Interactive renegotiated agreements with cruise line customers to provide management fees for systems operation. While the business unit's marketing focus has changed, revenue recognized during the first quarter of 1998 continued to be derived principally from shipboard transactional revenue and management fees. As of March 31, 1998, Allin Interactive operated systems on eleven ships with an annual passenger base of approximately 1,067,000 operated by four cruise lines. During March 1998, the Company announced a mutual agreement with Royal Caribbean Cruise Lines, Ltd. ("RCCL") to terminate its agreement to provide interactive television service aboard the three RCCL vessels on which it operated. These three ships have an annual passenger base of approximately 337,000. Termination of services has been scheduled for two of the ships in May 1998 and for the third in June 1998. Transactional revenue and management fees will be lost for these ships following termination of services. The various amendments and agreements allow certain other cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods.

     Allin Interactive also offers systems integration services specializing in digital photography systems for professional photography businesses. Services include provision and installation of digital photography equipment, software and operating systems, system and software training and technical support and sale of equipment, consumables and supplies utilized in digital photography operations. These services represent a new marketing strategy for Allin Interactive, implemented in connection with the reorganization of operations in early 1998. Allin Interactive is marketing these services through the use of internal marketing personnel and through an exclusive commission based referral agreement with Rhino Communications Corporation ("RCC"), a principal of which is
nationally known for his expertise in digital photography.   Early activity in
this area has resulted in several systems integration projects obtained which will be completed during the second quarter of 1998, although there can be no assurance that projects will continue to be obtained or that any carried out will result in the desired financial results. Allin Interactive has discontinued its pursuit of a retail digital photography business.

     The SportsWave business unit ("SportsWave") offers a full range of sports marketing and promotion services including promotions and premiums, corporate incentive programs, event marketing, licensing and memorabilia. SportsWave creates, designs, and executes fully integrated sports promotion programs based on the client's business objectives. SportsWave provides concepts and creative development of programs as well as implementation, administration and management. SportsWave utilizes former professional baseball, football, basketball and hockey players as the focal point of its programs. Programs conducted have included sports fantasy camps, golf and fishing events, youth sports clinics, sweepstakes prizes, appearances, and promotions utilizing trading cards, autographed memorabilia, and image licensing for use on customers' products. Management believes that sports marketing enables businesses to capitalize on the popularity of professional sports and famous athletes to motivate and inspire customers and sales forces, strengthen brand loyalty, establish solid trade relationships, and maximize promotional impact for their products. SportsWave charges fixed fees for its event marketing and promotional services and earns licensing revenue under fixed fee or earned royalty bases.

     SportsWave holds licenses under agreements with Major League Alumni Marketing, Inc. ("MLAM") and National Football League Alumni, Inc. ("NFLA") to use certain marks, logos, and the names "Major League Baseball Players Alumni Association" and "National Football League Alumni", respectively, in connection with its sports marketing and promotion services. SportsWave pays royalties for its rights under the licenses. Licensing agreements with MLAM and NFLA expire on December 31, 1998 and December 31, 2002, respectively. MLAM has notified SportsWave that it does not wish to renew the agreement under its current terms, but wishes to negotiate mutually agreeable terms under which it will continue to work with SportsWave. SportsWave is actively pursuing negotiations with MLAM in this regard although no assurance can be given that SportsWave will be successful or that the terms of any new agreement will be favorable to SportsWave. SportsWave does not believe this matter will have a material adverse effect on its business, financial condition or results of operations. SportsWave's business has traditionally been seasonal, with the largest number of events and promotions being staged during the Major League Baseball season. SportsWave believes that the rights obtained under the agreement with NFLA, which was entered in January 1998, will lessen its seasonality, although there can be no assurance that this result will be obtained.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of March 31, 1998, the organizational legal structure consists of the Company, five wholly owned operating subsidiaries organized into three business units, and one non-operating wholly owned subsidiary. The Allin Consulting business unit includes the operations of KCG and Netright, Inc. ("Netright"), both California corporations. The Allin Interactive business unit includes the operations of Allin Interactive Corporation, formerly named SeaVision, Inc., and Allin Digital Imaging Corp. ("Allin Digital Imaging"), formerly named PhotoWave, Inc., both Delaware corporations. Both corporate name changes were effective in March 1998. Allin Interactive Corporation continues to utilize the tradename SeaVision in operations within the cruise industry. The SportsWave business unit includes the operations of SportsWave, Inc., a Pennsylvania corporation. This company utilizes the trade name International Sports Marketing in its sports marketing operations. Allin Holdings Corporation, a Delaware corporation, is a non-operating subsidiary providing treasury management services to the Company.

Results of Operations:
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenue

     The Company's total revenue for the three months ended March 31, 1998 was $3,171,000, a decline from revenue of $4,082,000 recognized for the three months ended March 31, 1997. The decline is primarily attributable to a $2,180,000 decrease in revenue recognized for Allin Interactive systems integration projects between the periods. There were substantial increases in other types of revenue between the periods, most notably a $874,000 increase in revenues for Allin Consulting's software development and network solutions operations.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $1,667,000 during the three months ended March 31, 1998, including $1,568,000 from software development, network solutions consulting and related services and $99,000 from computer equipment and software sales. Comparable amounts for the three months ended March 31, 1997 were total revenue of $761,000, including $694,000 from software development, network solutions consulting and related services and $67,000 from computer equipment and software sales. The substantial increase in software development and network solutions consulting revenue of $874,000, or 126%, is attributable to several factors. Allin Consulting's areas of expertise, including the development of applications software and solutions for the desktop and distributed environments and networking, are growing segments of the overall computer services industry. Allin Consulting's expertise with Microsoft operating systems and software, which continue to increase in dominance, has contributed to the growth as demand has increased for consultants capable of developing specialized applications built around Microsoft products. Additional factors contributing to the increase in revenue between the periods include increased marketing efforts to obtain third-party engagements, particularly in the Northern California area, the recruitment of additional consultants and the obtaining of third-party engagements serviced from the Company's Pittsburgh, Pennsylvania office, although the Pittsburgh revenue represents a small portion of these activities. The increase in computer equipment and software sales of $32,000, or 48%, is attributable primarily to the addition of sales from the Company's Pittsburgh office between the periods. Allin Consulting has also increased its personnel dedicated specifically to computer equipment and software sales. The significant growth in Allin Consulting's portion of the Company's operations over the last year, both in revenue and gross profit has led to increased focus on Allin Consulting as an integral component of the Company's strategy for long-term growth and improving financial results. The Company intends to pursue growth in consulting services through continuing to increase marketing efforts, and the evaluation of geographic expansion or the acquisition of existing businesses. There can be no assurance, however, that the Company will be successful at expanding Allin Consulting's level of revenue or gross profit, that it will be able to generate or obtain the capital necessary for geographic expansion or acquisitions, or that any expansion or acquisition undertaken would result in the desired improvements to financial results.

     Allin Interactive recorded revenue of $832,000 during the three months ended March 31, 1998, including $479,000 for pay-per-view movies and video gaming, $310,000 for interactive system management fees, $23,000 for systems integration services provided to the cruise industry, $16,000 for activities in the digital photography market, and $4,000 in other revenue. Comparable amounts for the three months ended March 31, 1997, were total revenue of $2,587,000, including $280,000 for pay-per-view movies and video gaming, $2,203,000 for systems integration services related to interactive television applications, $2,000 for digital photography, and $102,000 for advertising and other revenue. The most significant revenue change between the periods was with systems integration services provided to the cruise industry, which declined from $2,203,000 during the three months ended March 31, 1997 to $23,000 during the comparable period of 1998. This 99% decrease is a result of several factors. During the three months ended March 31, 1997, revenue of $1,240,000 was recognized related to a project for retrofit of the ship broadcast center aboard the Cunard Line Limited ship Queen Elizabeth 2. This project was unusual in that it was significantly larger than other projects Allin Interactive has undertaken. The majority of systems integration projects undertaken have been for the sale and installation of specific components integral to the Company's interactive television systems, or for specific applications or projects requested by the cruise lines related to the interactive systems. Certain of the cruise line contracts included provisions for the sale and installation of specific components of interactive television systems at agreed upon prices. In these cases, the capital commitments of the cruise lines had the effect of reducing the Company's overall capital commitment on these systems. The remainder of first quarter 1997 systems integration revenue related principally to projects of this type. There were no new ship system installations being carried out during the first quarter of 1998, so consequently there were no projects of the type described above active during the period. There were also no major retrofit projects active during this period similar to the Queen Elizabeth 2 project, with the result being the substantial decrease in revenue noted.

     The primary reason for the increase in revenue for movies and gaming of $199,000, or 71% is the expansion in the number of operating systems on ships from seven with an annual passenger base of 664,000 as of March 31, 1997 to eleven with an annual passenger base of 1,067,000 as of March 31, 1998. The increase in passenger base was 61%. The incremental revenue increase of an additional 10% is attributable to movie pricing increases and improvement of content and changes to gaming buy-in amounts and wager defaults between the periods. Management fees for operation of interactive television systems are a revenue stream that was initiated during the third and fourth quarters of 1997, as Allin Interactive successfully completed renegotiation of its cruise line contracts to provide for these fees. The various amendments and agreements allow certain of the cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods. During March 1998, the Company announced a mutual agreement with RCCL to terminate its contract to provide interactive television service aboard the three RCCL vessels on which it operated. These three ships have an annual passenger base of approximately 337,000. Termination of services has been scheduled for two of the ships in May 1998 and for the third in June 1998. Transactional revenue and management fees will be lost for these ships following termination of services. Operations in the digital photography industry represent a very small portion of Allin Interactive's overall revenue in both periods, although management anticipates that committed orders received to date for installation of digital photography systems during the second quarter of 1998 should result in substantially increased revenue as compared to prior results.

     SportsWave recognized revenue of $672,000 for its sports marketing programs during the three months ended March 31, 1998, as compared to $734,000 in revenue during the three months ended March 31, 1997, a decrease of 8%. The Company does not believe the revenue variance to be significant, since there is typically period to period variability among clients utilizing its services and specific sports themes of programs. The Company believes that the NFLA licensing agreement entered in January 1998 will result in an increased level of football-themed programs in the future. The sales cycle lead time for sports marketing programs is such, however, that increased revenue is not expected to be realized prior to the second half of 1998. There can be no assurance given, however, that the NFLA agreement will result in an increased level of football-related marketing programs, or that any increase in programs obtained will result in the desired improvement in financial condition or results of operations.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $1,592,000 during the three months ended March 31, 1998 as compared to $2,703,000 during the three months ended March 31, 1997. Reasons for the decrease in cost of sales of $1,111,000 between the periods mirror the changes in revenue. Gross profit of $1,579,000 was recognized during the first quarter of 1998, as compared with $1,379,000 during the prior year quarter. A significant decrease in gross profit related to Allin Interactive's systems integration activities of $561,000 was more than offset by increases in gross profit realized in Allin Consulting's software development and network solutions services and by Allin Interactive related primarily to interactive television management fees and transactional revenue.

     Allin Consulting recorded a total of $1,021,000 for cost of sales during the three months ended March 31, 1998, including $932,000 related to software development and network solutions consulting and $89,000 related to equipment and software sales. Comparable first quarter 1997 cost of sales was $494,000 in total, including $436,000 for development and consulting and $58,000 for equipment and software. Increases in cost of sales are entirely attributable to the factors that resulted in increases in revenue for these services and products. Gross profit for the three months ended March 31, 1998 was $646,000, including $636,000 related to software development and network solutions consulting and $10,000 related to equipment and software sales. Comparable first quarter 1997 gross profit amounts were $267,000 in total, including $258,000 for software development and consulting and $9,000 for equipment and software sales. Again, the substantial increase in consulting revenue is principally responsible for this increase in gross profit, although Allin Consulting has increased its margin percentage from 37% to 41%. The increase in gross profit was 142% for Allin Consulting in total between the quarterly periods ended March 31, 1998 and 1997. The gross profit increase between these periods for software development and network solutions consulting was 147%, and was attributable primarily to the substantial revenue growth as described above.

     Allin Interactive recorded a total of $115,000 for cost of sales during the three months ended March 31, 1998, including $89,000 related to pay-per-view movies, $12,000 for systems integration services and $14,000 for digital photography operations. Comparable first quarter 1997 cost of sales was $1,701,000, including $68,000 for movies and $1,633,000 for systems integration services. No cost of sales was recognized on digital photography activities during the 1997 period. Cost of sales for pay-per-view movies increased in aggregate due to an overall revenue increase for movies, but declined as a percentage of movie revenue between the periods from 39% to 32%. This improvement is due to the addition of some movie content for which Allin Interactive was able to negotiate a fixed cost per title rather than a percentage of revenue. The substantial decline in the level of systems integration cost of sales between the periods was due to the inclusion of an unusually large project for retrofit of a ship broadcast system and several projects related to installation of interactive television systems during the 1997 period. There were no comparable projects during 1998. Operations in the digital photography market were relatively small during both periods. Gross profit recognized by Allin Interactive during the three months ended March 31, 1998 was $717,000, including $390,000 from pay-per-view movies and gaming, $310,000 from interactive system management fees for which there are no associated cost of sales, $11,000 from systems integration services, $2,000 from digital photography operations, and $4,000 attributable to other revenue. Comparable gross profit amounts for the first quarter of 1997 were $886,000 in total, including $212,000 from movies and gaming, $570,000 from systems integration, $2,000 from digital photography operations, and $102,000 from advertising and other revenue. The overall decrease in gross profit between the periods was $169,000, or 19%, while the decline in revenue was

$1,755,000, or 68%. Allin Interactive's success in negotiating management fees for the operation of interactive systems and the increase in interactive transactional revenue have offset the majority of the margin lost due to the substantial decline in the level of integration services between the periods. As was noted previously, Allin Interactive will cease operation of its interactive television systems onboard three RCCL ships during May and June 1998 which will result in a loss of transactional revenue and management fees from these systems. There can be no assurance that Allin Interactive will be successful in obtaining agreements for systems sales or installations that would replace the revenue and gross profit derived from these systems. Furthermore, certain of the cruise line amendments and agreements permit the cruise lines to discontinue payment of management fees after specified notice periods.

     SportsWave recorded cost of sales of $456,000 related to its sports marketing programs for the three months ended March 31, 1998 as compared to $508,000 during the comparable period of 1997. Gross profit of $216,000 and $226,000 was realized on SportsWave's programs during the three months ended March 31, 1998 and 1997, respectively. SportsWave's operations generated substantially similar results between the quarters, although there was a slight increase of 1% in gross profit as a percentage of revenue between the periods. The first quarter is typically one with a low level of activity in what has historically been a seasonal business. The past history of SportsWave's sports marketing programs, both before and after acquisition by the Company in 1996, indicate substantial increases in revenue and gross profit during the second and third quarters when compared to the first. There can be no assurance, however, that financial results realized during 1998 will follow the historical pattern.

Selling, General & Administrative Expenses

     The Company recorded $3,389,000 in selling, general & administrative expenses during the three months ended March 31, 1998, as compared with $4,148,000 during the three months ended March 31, 1997. The decrease of $759,000, or 18% in selling, general & administrative expenses was realized despite the inclusion of a reorganization charge of $491,000 recorded during the 1998 period. This charge related principally to the February 1998 resignations of the Company's President and Chief Operating Officer as part of the overall reorganization of the Company's operations implemented during the first quarter. The reduction in selling, general & administrative expenses between the periods resulted from the Company's expense reduction efforts implemented beginning in the second quarter of 1997 and continuing through the first quarter of 1998.

     In addition to the reorganization charge noted above, selling, general & administrative expenses during the first quarter of 1998 included $967,000 of depreciation and amortization expense and $256,000 of losses from writedown or disposal of assets, principally from writedown of the non-recoverable portions of interactive television system equipment for the three systems operated on RCCL ships. Selling, general & administrative expenses for the three months ended March 31, 1997 included $873,000 in depreciation and amortization and $17,000 in loss on disposal of assets, none of which related to writedowns of ship equipment. Excluding these unusual or non-cash expenses, remaining selling, general & administrative expenses were $1,675,000 for the three months ended March 31, 1998, as compared with $3,258,000 for the prior period, a reduction of 49%. The Company's cost reduction efforts have included reductions in personnel, particularly in areas related to prospective applications of the Company's interactive and digital imaging technologies, in executive management, and administrative staff positions. The Company implemented significant reductions in the scope of research and development between the periods, again with the main impact of the reductions in prospective rather than operational applications of the Company's technologies. Other areas where the Company was able to realize significant expense savings between the periods included generalized marketing expenses, legal and consulting expenses, travel costs and shipboard operating expenses, notwithstanding the increase in fleet size between the periods.

     As noted previously, depreciation and amortization expenses were $967,000 in the first quarter of 1998 as compared with $873,000 during the first quarter of 1997. The 11% increase is principally attributable to the increase in the number of shipboard interactive systems in which the Company has a substantial capital commitment from seven to ten between the periods, capital expenditures for equipment and communications infrastructure in supporting the growth in Allin Consulting's activities, and buildout of office space at the Company's headquarters during the second quarter of 1997.

     Research and development expense included in selling, general & administrative expense was $23,000 during the first quarter of 1998 as compared to $205,000 during the first quarter of 1997. The reduction is attributable primarily to the curtailment of research and development related to prospective applications of the Company's interactive technologies, such as applications for sports venues, which had been active in the first quarter of 1997. Expense incurred during the first quarter of 1998 related primarily to preliminary research of improvements to the functionality of the in-cabin or end-user operating system and components of its interactive technology applications. The Company expects research and development expenses to increase during the remainder of 1998 related to this project and certain small projects relating to its proprietary digital photography systems. See "Liquidity and Capital Resources" following for additional information related to these projects.

Loss from Operations

     The Company's loss from operations decreased from $2,769,000 for the three months ended March 31, 1997 to $1,810,000 for the three months ended March 31, 1998. The $959,000 or 35%, improvement resulted from the $200,000 increase in gross profit realized between the periods due to growth in software development and network solutions consulting, and the $759,000 reduction of selling, general & administrative expenses between the periods resulting from management's cost reduction efforts.

Net Loss

     The Company's net loss for the three months ended March 31, 1998 was $1,746,000, as compared to $2,592,000 for the three months ended March 31, 1997. The decrease in net loss between the periods resulted from the improvements to gross profit and reductions in selling, general & administrative expenses described above, partially offset by a $107,000 decrease in interest income on cash balances between the quarterly periods.

Liquidity and Capital Resources

     At March 31, 1998 the Company had cash and liquid cash equivalents of $5,258,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1997 was a decrease of $1,544,000.

     The Company recognized an operating loss for the three months ended March 31, 1998 of $1,746,000. Included in the operating loss were non-cash expenses of $1,254,000 including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation and losses from writedown or disposal of assets. Cash flows from operating activities during the period resulted in an outflow of $1,305,000. In addition to the approximate $500,000 used by current operations, there were also working capital adjustments impacting the quarterly cash flow, including an accounts receivable increase of $524,000. The increases were experienced across all three of the Company's business units. Allin Consulting has experienced a growth in accounts receivable paralleling its rapid increase in revenue during the fourth quarter of 1997 and the first quarter of 1998. Additionally, the majority of Allin Consulting's hardware and software sales occurred late in the first quarter, resulting in an increase in accounts receivable from these activities. Allin Interactive's collections were negatively impacted from a change in accounting operations at one of its principal clients which resulted in delays in payment processing during the first quarter, but which has been corrected subsequently. SportsWave also experienced an increase in accounts receivable as activity increased late in the first quarter and progress billings were rendered for second quarter projects. The Company also experienced working capital adjustments from a decrease in its current liabilities, including a $220,000 decrease in deferred revenue, principally related to SportsWave. The Company also recorded an increase in inventory of $29,000 during the first quarter 1998 due to the purchase of equipment and supplies to be utilized by Allin Interactive for digital photography systems integration projects which will be completed during the second quarter. The Company does not believe working capital adjustments will have as significant an impact on cash flow during the remainder of 1998 although there can be no assurance this will occur.

     Another significant factor affecting first quarter 1998 cash flow was $247,000 of capital expenditures. Significant areas of expenditure included computer hardware, software and communications equipment for Allin Consulting due to growth in its number of consultants and periodic upgrading to state of the art technology, and buildout and equipment expenditures related to relocation of Allin Interactive's office in Fort Lauderdale, Florida and the expansion of virtual office capabilities for the Florida operations.

     As was noted earlier during the discussion of research and development expenses, the Company plans to increase the scope of research and development activities during the remainder of 1998. The most significant will be a project expected to reduce the cost of and fundamentally improve the functionality and processing speed of the in-cabin or end-user portion of the Company's interactive television system. Historically, Allin Interactive has utilized proprietary interfaces with certain third party software for communication of interactive commands and responses between the end users and centralized processing servers. This feature of the system architecture has dictated the usage of certain specialized end-user hardware. The Company's research to date indicates the feasibility of development of proprietary end-user operating and communication systems that will enable the configuration of hardware from commonly available standard hardware components. Use of these systems could result in a significant reduction in the cost of the end-user equipment for its interactive television systems. The Company believes that Allin Interactive's system is currently the low cost alternative for interactive systems offering its level of features and functionality. Successful development of the new end-user operating system should further improve Allin Interactive's cost advantages over competitors. The Company's marketing efforts indicate that while Allin Interactive's system is a lower cost solution than competitors' systems, the current cost of systems is still significant enough to preclude a system sale in some cases. The Company believes that successful completion of this project will result in a fundamental system cost reduction that will make the system cost effective for a much larger user market. There can be no assurance, however, that the Company will be successful in developing the new end-user systems, or that, if developed, such systems will result in the desired cost reductions for and increased sales of interactive systems. In addition to opportunities for cost reductions, if developed successfully, the new operating system will to utilize hardware configurations allowing an end user functional connections for keyboard, mouse, printer, modem and other standard peripherals that would utilize the system's centralized information processing capabilities, substantially increasing the functionality of the system for Internet and other applications, without the cost of smartboxes or processors for each end-user. Again, there can be no assurance that the Company will successfully develop end-user operating systems with this level of increased functionality or that any developed will result in the desired increase in sales of interactive systems. The Company estimates the cost of development for this project at approximately $485,000 for completion by the fourth quarter of 1998.

     The Company also plans to undertake a smaller development project related to Allin Interactive's proprietary digital imaging technology. In the Company's Report on Form 10-K for the year ended December 31, 1997, the Company described the reorganization of its operations and the change in business strategy for Allin Interactive's digital photography operations to emphasize systems integration services specializing in installation of digital photography systems for professional photography businesses. At the time this strategy was originally implemented, it was anticipated that the hardware configurations to be utilized for third party system installations would be different from that utilized internally in 1997, when the Company had developed certain proprietary technologies for digital photography. The hardware differences prevented immediate utilization of proprietary systems on third party installations without some additional development to accommodate the different hardware configuration. The Company indicated in its report on Form 10-K that an evaluation would be made as to both the business prospects for the new strategy and the demand for some of the interactive features of the proprietary system among customers and prospects before such development would be undertaken.
After several months of operations under the new strategy, and the completion of several installations in April and May 1998, operations have indicated a demand for some of the features of the Company's proprietary technology, particularly its Internet-based image archival and retrieval systems. During early May 1998, the Company approved this development project. Estimated project costs are approximately $50,000 with targeted project completion during the third quarter of 1998.

     The Company believes these software development projects will constitute the majority of its capital expenditure requirements for the remainder of 1998. Although the combined cost of $535,000 is significant given the Company's cash resources and prospects for available financing, the Company believes both projects are prudent because, if successful, they will enhance Allin Interactive's position as the low cost provider of interactive television systems with its type of functionality and features, make its interactive television system more cost effective for potential customers thereby potentially increasing demand for the system, reinforce the advanced nature of the technological features of the Company's systems, and create a value-added feature for its digital photography services thereby affording a competitive advantage. The Company will monitor the progress of these projects and expects to capitalize costs subsequent to the projects achieving technical feasibility and prior to market introduction. Costs will be expensed prior to technological feasibility and subsequent to market introduction. Amounts noted above are the expected total costs of the projects and include both portions that would be capitalized and portions to be expensed. The Company expects that capital expenditures of all types for the remainder of 1998 will be approximately $700,000, including the software development projects described above. Business conditions and management's plans may change during the remainder of 1998, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company does not currently have lines of credit or other credit facilities in place with any banks or other lenders. There can be no assurance that any credit facilities will be able to be obtained in the future.

     The Company has outstanding $2,500,000 of Series A Convertible, Redeemable Preferred Stock as of March 31, 1998. Accrued but unpaid dividends on the preferred stock were approximately $343,000 as of March 31, 1998. Dividends are payable at a rate of eight percent and are cumulative. The Company's obligation for dividends will remain through the maturity of the preferred stock in June 2006, unless redeemed earlier by the Company.

     The acquisition of KCG in November 1996 included terms for a contingent payment of up to $2,800,000 based on KCG's average annual operating income (as defined in the agreement) for the three years 1997, 1998, and

1999 (the "Average KCG Operating Income"). At the closing of the acquisition, the former sole shareholder of KCG, Les D. Kent, received a $2,800,000 contingent promissory note (the "KCG Note") of KCG. If the Average KCG Operating Income exceeds $1.862 million, the entire $2.8 million principal amount of the KCG Note will be payable. If the Average KCG Operating Income is less than $1.862 million, the principal amount of the KCG Note will be reduced according to a scale whereby the amount of reduction increases as the Average KCG Operating Income decreases. The entire KCG Note will be cancelled if Average KCG Operating income is less than or equal to $1.4 million. The principal amount of the KCG Note (as adjusted) plus interest at a rate of 7% per annum on such principal amount (as adjusted) will be payable in two installments, the first of which will be paid 15 days after the date of determination of the Average KCG Operating Income and the second of which will be paid six months after such date of determination. KCG's annual operating income for 1997 for purposes of the agreement was approximately $1,320,000. KCG's operating income, as defined in the agreement, for the three months ended March 31, 1998, was approximately $471,000.

     The acquisition of SportsWave in November 1996 included terms for contingent payments of up to $2,400,000. An interim contingent payment must be made in an amount (the "Interim Amount") equal to the amount by which six times the sum of SportsWave's operating income (as defined in the agreement) for 1997 and 1998 divided by three exceeds $2,400,000. A final payment must be made in an amount equal to the amount by which six times the sum of SportsWave's operating income for 1997, 1998 and 1999 divided by three exceeds the sum of $2,400,000 plus the Interim Amount. One-half of such contingent payments, if any, will consist of promissory notes bearing interest at seven percent per annum. SportsWave's operating income for 1997 for purposes of the agreement was approximately $579,000. SportsWave had an operating loss for purposes of the agreement of approximately $64,000 during the three months ended March 31, 1998.

     The Company believes, in light of the modifications to its business plan implemented in its first quarter reorganization of operations discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by its current operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twenty-four months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities or obtaining long or short-term credit facilities, although no assurance can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Year 2000 Issue

     The Company has undertaken a program to evaluate the impact of potential costs, uncertainties and disruption to its business arising from the year 2000 issue. Failures of computer programs to recognize dates beginning with the year 2000 may produce erroneous results or a cessation of operations when dates after 1999 are encountered. As reported in its Report on Form 10-K for the year ended December 31, 1997, the Company has conducted a comprehensive evaluation of its internal systems, hardware and software in light of the year 2000 threats. The Company utilizes predominantly recent technology in its operations, which utilize Microsoft Windows NT, Windows 95, and BackOffice operating systems. The Company believes, as a result of its evaluation, that the hardware and software utilized in the provision of the Company's services and products are substantially year 2000 compliant. At this time, the Company does not expect to incur material costs to make any of its hardware, software, or operating systems year 2000 compliant. Furthermore, the Company does not expect any significant business disruption to its internal operations to occur as a result of year 2000 issues. The Company also believes its accounting systems to be year 2000 compliant and does not expect any significant costs or business disruption in this area.

     During the second and third quarters of 1998, the Company intends to survey significant customers and suppliers as to the potential for year 2000 threats related to their operating systems. Management and consulting personnel from KCG with a high level of technological expertise and experience have been assigned to oversee this project. The Company will give special emphasis to its interactive system customers because of the direct connections of the interactive television systems with its customers' accounting, inventory and property management systems. Based on the information to be gathered , the Company will evaluate the threat of business disruption posed by customers' or suppliers' year 2000 problems.

Special Note on Forward Looking Statements

     The Management's Discussion and Analysis and other sections of the Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management.
Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Limited Operating History Under Reorganization of Operations and New Marketing Strategies. The Company implemented a reorganization of its operations during February 1998 into three business units, Allin Consulting, Allin Interactive, and SportsWave. Furthermore, the Company fundamentally changed the marketing strategies of Allin Interactive with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations in February 1998. Allin Interactive now seeks to sell customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system. To date, Allin Interactive has completed one system installation on a cruise ship and has received one installation order for a system from a hospital. Allin Digital Imaging has moved from a retail digital photography strategy to providing systems integration services specializing in the installation of digital photography systems for professional photography businesses. Because the Company has only a limited history of operations in the present configuration of business units and with the current marketing strategies for Allin Interactive, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1996 and 1997 and for the three months ended March 31, 1998 and, as of March 31, 1998, had an accumulated deficit of $23,707,000. Allin Interactive has recognized net losses since inception in 1994 primarily because of the limited revenue generated from its interactive television operations. The Company has researched, developed and installed the only ITV system that to its knowledge is in use in the cruise industry presently, other than one system currently being tested, and has incurred substantial costs in doing so. The Company anticipates that it will continue to incur net losses at least through 1998, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for its interactive platform and other technologies on a systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for alternative applications of its interactive platform, or that any contracts obtained will generate improvements to the Company's profitability or cash flow. During 1998, the Company is entering a new market by offering systems integration services to professional photography businesses. There can be no assurance that the Company will be successful at penetrating this market, or that any business obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. The Company is currently proceeding with technological improvements, which it believes could result in fundamental improvements to the functionality of the in-cabin or end-user system components, substantial reductions in the required cost for in-cabin or end-user hardware, and the addition of value-added capabilities for its digital imaging systems integration services. There can be no assurance, however, that such projects will result in improved functionality of the interactive system, cost reductions to end-user equipment, improved marketability of digital imaging services, or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can be no assurance that the Company's new products and applications, if any, will generate additional revenue or improved profitability for the Company.


     Additional Interactive Television System Installations. The Company is currently marketing its interactive system to various cruise lines, hospitals and educational institutions. There can be no assurance that the Company will be successful in obtaining contracts with these parties for system installation, or that for any contracts obtained, terms will be favorable to the Company or will result in the desired improvements to Allin Interactive revenue and operating income.

     Cruise Lines' Rights to Terminate Operations or Management Fees. Certain cruise lines have the right to terminate the Company's operations on such cruise lines' ships, or to discontinue payment of management fees, upon notice. Any such termination of operations would eliminate the Company's ability to share in revenue produced by the affected interactive television system. Any such discontinuation of management fees would eliminate the Company's ability to charge management fees for operation of the system. The loss or elimination of the Company's rights to any of these sources of revenue resulting from any of the foregoing events could have a material adverse effect on the Company's business, financial condition, and results of operations. The second quarter 1998 termination of operations aboard three RCCL ships is expected to materially reduce transactional revenue such as pay-per-view movies and gaming and previously anticipated management fee revenue in 1998. The impact may be mitigated if the Company is successful in obtaining agreements for new system installations, although there can be no assurance the Company will be successful in obtaining agreements for new installations, or that any obtained will be on terms as favorable as with RCCL.

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

     Risk of Technological Obsolescence. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company's success will depend in part upon its ability to develop, refine and introduce high quality improvements in the functionality and features of its systems in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved equipment or software systems that could adversely affect the Company's business, financial condition and results of operations.

     Need for Management of Growth and Geographic Expansion.   The Company's
growth strategy will require its management to conduct operations and respond to changes in technology and the market. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected. The Company intends to pursue continued geographic growth of its operations, particularly in software development and network solutions consulting. Allin Consulting has expanded its operations to Pittsburgh, Pennsylvania and Fort Lauderdale, Florida. It has also experienced a growth in the geographic scope of engagements serviced by personnel based in northern California. Allin Consulting is evaluating further geographic expansion of operations through acquisition or investment. Allin Interactive is marketing interactive television and digital photography services nationally and will undertake installations throughout the United State, if obtained. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

     Dependence on Key Personnel.   The Company's success is dependent on a
number of key management, research and operational personnel for the management of operations, development of new markets and products and timely installation of its systems. The Company's recent reorganization of operations has also resulted in certain key executives assuming additional responsibilities for the Company's operations, some of which duties may differ from their prior duties. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel and to engage non-employee consultants. There can be no assurance that the Company will be successful in attracting and retaining such personnel or contracting with such non-employee consultants.

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

     Fluctuations in Operating Results.   The Company expects to experience
significant fluctuations in its future quarterly operating results that may be caused by many factors, including the seasonal aspects of SportsWave's business. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance

     Potential Impact of Privacy Concerns.   One of the features of the
Company's interactive television system is the ability to develop and maintain information regarding usage of the system by cruise ship passengers and other parties. The perception by the users of substantial security and privacy concerns, whether or not valid, may cause users to resist providing the personal information that might be useful for demographic purposes and may inhibit market acceptance and usage of the Company's video systems. In the event such concerns are not adequately addressed, the Company's business, financial condition and results of operations could be materially adversely affected.

     Competitive Market Conditions.   The market for interactive communications
and digital imaging is new, rapidly evolving and highly competitive. Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. The information systems consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. There are a few large national or multinational firms competing in this market, although the larger firms are believed to have a better reputation in product sales generally than in services. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management believes that its recent reorganization of operations will be both consistent with and conducive to the new model. The Company will adopt SFAS No. 131 as of December 31, 1998.

Part I  Financial Information

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II - Other Information

Item 5.  Other Information.

Resignations of President and Chief Operating Officer

        During February 1998, in connection with the reorganization of the Company's operations as described in Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, R. Daniel Foreman resigned as President of the Company and Brian K. Blair resigned as Chief Operating Officer. A reorganization charge has been recorded related to these resignations. See Note 2 to the Consolidated Financial Statements included in
Part I, Item 1 for additional information.

Resignation of Director

        During February 1998, Mr. Foreman also resigned as a Director of the Company. Mr. Blair remains a Director of the Company.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

Exhibit
Number                  Description of Exhibit
------                  ----------------------

10.26 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and R. Daniel Foreman (incorporated by reference to Exhibit 10.26 to Allin Communication Corporation's Report on Form 10-K for the period ended December 31, 1997).

10.27 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and Brian K. Blair (incorporated by reference to Exhibit 10.26 to Allin Communication Corporation's Report on Form 10-K for the period ended December 31, 1997).

11       Computation of Earnings per Share.

27       Financial Data Schedule

     (b)  Reports on Form 8-K.

          No report on Form 8-K was filed by the Company during the quarter ended March 31, 1998.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIN COMMUNICATIONS CORPORATION
                              (Registrant)

Date: May 11, 1998         By:  /s/   Richard W. Talarico
                                --------------------------
                                Richard W. Talarico
                                Chairman and Chief Executive Officer


Date: May 11, 1998         By:  /s/   Dean C. Praskach
                                ----------------------
                                Dean C. Praskach
                                Vice President-Finance and
                                Chief Accounting Officer

Allin Communications Corporation
Form 10-Q
March 31, 1998
Exhibit Index



Exhibit
Number                        Description of Exhibit
------                        ----------------------

10.26 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and R. Daniel Foreman (incorporated by reference to Exhibit 10.26 to Allin Communication Corporation's Report on Form 10-K for the period ended December 31, 1997).

10.27 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and Brian K. Blair (incorporated by reference to Exhibit 10.26 to Allin Communication Corporation's Report on Form 10-K for the period ended December 31, 1997).

11        Computation of Earnings per Share

27        Financial Data Schedule