Form 10-Q
period 1998-06-30
ALLIN COMMUNICATIONS CORP
filed 1998-08-06
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  June 30, 1998

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

                              As of July 29, 1998

                        Common Stock,  5,182,267 Shares

                        Allin Communications Corporation

                                   Form 10-Q

                                     Index


Part I  -  Financial Information

      Item 1.  Financial Statements                                    Page  3

      Item 2.  Management's Discussion and Analysis of Financial       Page  10
               Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosure about Market    Page  26
               Sensitive Instruments


Part II -  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders     Page  27

      Item 5.  Other Information                                       Page  28

      Item 6.  Exhibits and Reports on Form 8-K                        Page  29

Signatures                                                             Page  30

Part I - Financial Information

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands)
                        (Unaudited)

                                                                   December 31,            June 30,
                                                                       1997                  1998
                                                                ------------------    ------------------
ASSETS

Current assets:
     Cash and cash equivalents                                  $           6,802     $           5,111
     Accounts receivable, net of allowance for
          doubtful accounts of $84 and $112                                 1,805                 2,594
     Inventory                                                                687                 1,858
     Prepaid expenses                                                         555                   337
                                                                ------------------    ------------------
          Total current assets                                              9,849                 9,900

Property and equipment, at cost:
Leasehold improvements                                                        398                   426
Furniture and equipment                                                     2,126                 2,197
On-board equipment                                                          6,704                 5,013
                                                                ------------------    ------------------
                                                                            9,228                 7,636
Less--accumulated depreciation                                             (2,597)               (3,001)
                                                                ------------------    ------------------
                                                                            6,631                 4,635

Assets held for resale                                                       ---                     68
Notes receivable from employees                                                45                    48
Software development costs, net of accumulated
     amortization of $680 and $815                                            212                    76
Other assets, net of accumulated amortization of
     $2,051 and $2,919                                                      4,916                 4,111
                                                                ------------------    ------------------

Total assets                                                    $          21,653      $         18,838
                                                                ==================     =================

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands)
                        (Unaudited)

                                                                   December 31,            June 30,
                                                                       1997                  1998
                                                                ------------------    ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                              $              27     $              11
     Accounts payable                                                         668                   668
     Accrued liabilities:
          Compensation and payroll taxes                                      815                   583
          Dividends on Series A convertible,
               redeemable preferred stock                                     288                   400
          Other                                                               421                   366
     Current portion of deferred revenue                                      882                   905
                                                                ------------------    ------------------
          Total current liabilities                                         3,101                 2,933

Non-current portion of deferred revenue                                       543                   424
Commitments and contingencies

Series A convertible, redeemable preferred stock, par
     value $.01 per share - authorized 100,000 shares,
     issued and outstanding 25,000 shares                                   2,500                 2,500

Shareholders' equity:
     Common stock, par value $.01 per share - authorized
          20,000,000 shares, issued 5,184,067 shares                           52                    52
     Additional paid-in-capital                                            37,652                37,540
     Deferred compensation                                                   (228)                 (166)
     Treasury stock at cost, 1,800 shares                                      (6)                   (6)
     Retained deficit                                                     (21,961)              (24,439)
                                                                ------------------    ------------------
Total shareholders' equity                                                 15,509                12,981
                                                                ------------------    ------------------

Total liabilities and shareholders' equity                       $         21,653      $         18,838
                                                                 =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

          (Dollars in thousands, except per share data)
                        (Unaudited)

                                                      Three Months       Three Months         Six Months            Six Months
                                                         Ended              Ended               Ended                 Ended
                                                        June 30,           June 30,            June 30,              June 30,
                                                          1997               1998                1997                  1998
                                                     ------------     -------------        ------------          ------------

Revenue                                              $     2,543      $      3,918         $     6,625           $     7,089

Cost of sales                                              1,383             2,011               4,086                 3,603
                                                     ------------      ------------        ------------          ------------

Gross profit                                               1,160             1,907               2,539                 3,486

Selling, general & administrative                          4,370             2,690               8,518                 6,079
                                                     ------------      ------------        ------------          ------------

Loss from operations                                      (3,210)             (783)             (5,979)               (2,593)

Interest income, net                                        (106)              (51)               (283)                 (121)
                                                     ------------      ------------        ------------          ------------

Loss before provision for income taxes                    (3,104)             (732)             (5,696)               (2,472)

Provision for income taxes                                    48              ---                   48                     6
                                                     ------------      ------------        ------------          ------------

Net loss                                                  (3,152)             (732)             (5,744)               (2,478)

Accretion and dividends on preferred stock                    55                57                 119                   112
                                                     ------------      ------------        ------------          ------------

Net loss attributable to common shareholders         $    (3,207)             (789)        $    (5,863)          $    (2,590)
                                                     ============      ============        ============          ============

Net loss per common share - basic                    $     (0.62)            (0.15)        $     (1.14)          $     (0.50)
                                                     ============      ============        ============          ============

Net loss per common share - diluted                  $     (0.62)            (0.15)        $     (1.14)          $     (0.50)
                                                     ============      ============        ============          ============

Weighted average shares outstanding - basic            5,157,399         5,157,399           5,157,399             5,157,399
                                                     ------------      ------------        ------------          ------------

Weighted average shares outstanding - diluted          5,157,399         5,157,399           5,157,399             5,157,399
                                                     ------------      ------------        ------------          ------------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (Dollars in thousands)
                        (Unaudited)

                                                                    Six Months           Six Months
                                                                      Ended                 Ended
                                                                     June 30,              June 30,
                                                                       1997                 1998
                                                                ------------------    ------------------

Cash flows from operating activities:
     Net loss                                                              (5,744)               (2,478)
     Adjustments to reconcile net loss to net cash flows
        from operating activities:
          Depreciation and amortization                                     1,990                 1,912
          Amortization of deferred compensation                                67                    62
          Loss from disposal of assets                                         13                   257
     Changes in certain assets and liabilities:
          Accounts receivable                                              (1,771)                 (789)
          Inventory                                                            14                  (156)
          Prepaid expenses                                                   (320)                  218
          Software development costs                                         (469)                 ---
          Assets held for sale                                               ---                    (68)
          Other assets                                                        483                    (5)
          Accounts and notes payable                                       (1,373)                  (16)
          Accrued liabilities                                               1,039                  (289)
          Deferred revenues                                                   895                   (97)
          Customer deposits                                                  (695)                 ---
                                                                ------------------    ------------------
        Net cash flows from operating activities                           (5,871)               (1,449)
                                                                ------------------    ------------------

Cash flows from investing activities:
     Proceeds from sale of assets                                              31                     9
     Capital expenditures                                                  (3,223)                 (251)
                                                                ------------------    ------------------
        Net cash flows from investing activities                           (3,192)                 (242)
                                                                ------------------    ------------------

Net change in cash and cash equivalents                                    (9,063)               (1,691)
Cash and cash equivalents, beginning of period                             16,227                 6,802
                                                                ------------------    ------------------
Cash and cash equivalents, end of period                                    7,164                 5,111
                                                                 =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

               Allin Communications Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

    The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 1997 and 1998 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1996 and 1997, contained in Allin Communications Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

    Earnings Per Share

    Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS includes the weighted average of the outstanding common shares of the Company, excluding 26,668 and 24,868 shares of outstanding restricted stock for the three- and six-month periods ended June 30, 1997 and 1998, respectively. The restricted stock, outstanding stock options, and the Company's Series A convertible, redeemable preferred stock, prior to expiration of the conversion provision in December 1997, would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation, if their effect was not anti-dilutive, were 26,668 and 25,572 for the three-month periods ended June 30, 1997 and 1998, respectively, and 26,668 and 24,938 for the six-month periods ended June 30, 1997 and 1998, respectively.

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

    Supplemental Disclosure Of Cash Flow Information

    Cash payments for income taxes were approximately $12,000 and $-0- during the three months ended June 30, 1997 and 1998, respectively. There were no cash payments for interest during either of the three-month periods ended June 30, 1997 and 1998, respectively.

    Cash payments for income taxes were approximately $56,000 and $6,000 during the six months ended June 30, 1997 and 1998, respectively. Cash payments for interest were approximately $29,000 and $-0- during the six months ended June 30, 1997 and 1998, respectively.

    Dividends of approximately $50,000 and $57,000 were accrued but unpaid during the three-month periods ended June 30, 1997 and 1998, respectively, on Series A convertible, redeemable preferred stock. Dividend accruals for the six-month periods ended June 30, 1997 and 1998 were $99,000 and $112,000, respectively.


2.  Preferred Stock

    The Company has authorized the issuance of 100,000 shares of preferred stock with par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A convertible, redeemable preferred stock, while 60,000 shares remain undesignated. All of the 25,000 issued and outstanding shares are Series A shares.


3.  Liability for Employee Termination Benefits

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

    A reorganization charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom have ceased employment with the Company. As of June 30, 1998, approximately $312,000 of the amount accrued under the February 4, 1998 charge had been paid. The remaining balance, approximately $179,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in 1999.

    An accrual of approximately $300,000 was recorded as of June 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. During the quarterly period ended March 31, 1998, additional expense of approximately $15,000 was recorded to adjust the severance accrual previously recorded. Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during these periods. The plan included thirteen proposed employee terminations. Included in the plan were financial and marketing executive positions, marketing and administrative staff positions, operational management, staff, and sales positions associated with digital photography operations, and clerical support staff positions. Twelve of the thirteen positions included in the plan were eliminated. The accrual for the position not eliminated, approximately $2,000, was offset against the accrual recorded for a second plan for involuntary employee terminations as of September 30, 1997. As of June 30, 1998, approximately $285,000 of the amount accrued under the June 30, 1997 plan had been paid. The balance remaining, approximately $30,000 as adjusted, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in 1998.


4.  Termination of Interactive Television Contract

    During March 1998, Allin Interactive Corp. and Royal Caribbean Cruises Ltd. mutually agreed on termination of their contract for provision by the Company of interactive television services aboard three cruise ships. Operations on these ships ceased during May and June 1998. Allin Interactive Corp. has lost transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to these ships subsequent to cessation of operations.


5.  Equity Transactions

    A total of 117,500 and 100,000 options for common shares, exercisable at prices of $4.38 and $4.50 per share, respectively, were awarded under the Company's 1997 Stock Plan during the three months ended June 30, 1998. The options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. The right to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary.

    During the three months ended June 30, 1998, non-vested options to purchase 1,100 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 292,250 shares of common stock remain outstanding as of June 30, 1998.

    During the three months ended June 30, 1998, vested options to purchase 11,250 shares, and non-vested options to purchase 4,520 shares, respectively, of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. There were no options awarded under the 1996 Stock Plan during this period. Options granted under the 1996 Stock Plan to purchase 102,380 shares of common stock remain outstanding as of June 30, 1998.

Item 2.

                        Allin Communications Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and six-month periods ended June 30, 1998 and 1997. This discussion should be read in connection with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as the information discussed under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Communications Corporation and its subsidiaries.

Overview of Organization, Products & Markets

     Allin Communications Corporation (the "Company") is a technology development and services company that specializes in Windows NT-based software development, engineering and network integration services, operation and integration services focused on interactive television and digital photography applications, and sports-related event-marketing and promotions. The Company operates three business units which focus on common services and technologies where the Company has core strengths and on markets where the Company believes its products and services can be most competitive. The three business units are Allin Consulting Services ("Allin Consulting"), Allin Interactive Group ("Allin Interactive") and SportsWave.

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

     Allin Consulting currently generates revenue from fees under its contracts for software design and network solutions services for third party clients and from hardware, software and equipment sales. Allin Consulting also provides technical and creative support in the development and improvement of proprietary interactive television and digital photography software for systems sold or operated by the Allin Interactive business unit and provides general technical support of all of the Company's operations.

     Allin Interactive provides customized interactive television systems and services as well as systems integration services specializing in interactive television and digital photography applications. Allin Interactive's proprietary interactive television platform utilizes a Windows NT operating system, includes a multimedia digital file server and Windows-based software applications, and features high resolution and animated graphics, compressed full motion video, superior quality audio and flexible input capacity. The resource sharing architecture of the platform can provide its interactive services over a variety of network architectures, including the Internet, telephone and cable television systems, and other public and private communications networks. Allin Interactive has continually upgraded its interactive television capabilities, including the 1997 development of proprietary video server technology, which allows the system to provide multiple concurrent streams of MPEG1 and MPEG2 digital video. The centralized data processing features of Allin Interactive's interactive television system allows for significant cost savings in end-user equipment, offering what the Company's management believes to be a competitive advantage over competitors' systems. The Company's interactive television operations have historically been concentrated in the international cruise industry. The Company believes that its technology can be readily adapted for on-demand video content tailored to many industries. The Company's current marketing strategy is centered on hospitals and educational institutions. Allin Interactive's strategy for new industries, as well as for future activity in the cruise industry, is to market systems and applications on a systems integration revenue basis, where the customer will undertake the capital commitment for the system and Allin Interactive will receive fees for installation and any subsequent involvement in managing or operating systems. Allin Interactive has installed one system on a cruise ship on this basis and is currently installing an interactive system in a new Mayo Clinic hospital being built in Phoenix, Arizona. This system is expected to be completed in the third quarter of 1998. There can be no assurance that Allin Interactive will be successful in obtaining systems integration contracts for new interactive television systems in the cruise industry or in other industry markets it is attempting to enter, or that, if successful, such installations will result in the desired improvements to the Company's results of operations and financial condition.

     Allin Interactive's historical operations primarily involved operation of owned interactive television systems installed on cruise ships from which the Company derived transactional revenue, mainly from pay-per-view movies and gaming. Allin Interactive also earns management fees for operation of these systems. While the business unit's marketing focus has changed, the majority of revenue recognized during the second quarter of 1998 continued to be derived from shipboard transactional revenue and management fees. During the second quarter of 1998, Allin Interactive ceased providing interactive television service aboard three Royal Caribbean Cruise Line, Ltd. ("RCCL") vessels. Transactional revenue and management fees have been lost for these ships following termination of services. The Company is currently seeking alternate deployment of the equipment removed from ships. However, there can be no assurance given that the Company will be successful in finding alternate usage for these assets. If the Company is unsuccessful in doing so, valuation of these assets could be negatively impacted. As of June 30, 1998, Allin Interactive operated systems on eight ships with an annual passenger base of approximately 739,000 operated by three cruise lines. The various cruise line agreements allow certain lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods.

     Allin Interactive also offers systems integration services specializing in digital photography systems for professional photography businesses. Services include provision and installation of digital photography equipment, software and operating systems, system and software training and technical support and sale of equipment, consumables and supplies utilized in digital photography operations. The second quarter of 1998 was the period during which the new strategy for digital photography services was fully implemented. Allin Interactive installed nine digital photography systems during the three-month period ended June 30, 1998. Results under the new strategy make digital photography operations a more significant component of Allin Interactive's operations than under the previous strategy. However, there can be no assurance that projects will continue to be obtained or that any carried out will result in the desired financial results.

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

     SportsWave holds licenses under agreements with Major League Alumni Marketing, Inc. ("MLAM") and National Football League Alumni, Inc. ("NFLA") to use certain marks, logos, and the names "Major League Baseball Players Alumni Association" and "National Football League Alumni", respectively, in connection with its sports marketing and promotion services. SportsWave pays royalties for its rights under the licenses. Licensing agreements with MLAM and NFLA expire on December 31, 1998 and December 31, 2002, respectively. SportsWave is currently in negotiations with MLAM concerning a new licensing agreement to become effective after the expiration of the current agreement, although there can be no assurance that SportsWave will be successful in obtaining such agreement or that any agreement obtained will be on terms as favorable to SportsWave as the existing agreement. SportsWave's business has traditionally been seasonal, with the largest number of events and promotions being staged during the Major League Baseball season. SportsWave believes that the rights obtained under the agreement with NFLA, which was entered in January 1998, will lessen its seasonality, although there can be no assurance that this result will be obtained.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of June 30, 1998, the organizational legal structure consists of the Company, five wholly owned operating subsidiaries organized into three business units, and one non-operating wholly owned subsidiary. The Allin Consulting business unit includes the operations of KCG and Netright, Inc. ("Netright"), both California corporations. The Allin Interactive business unit includes the operations of Allin Interactive Corporation, formerly SeaVision, Inc., and Allin Digital Imaging Corp. ("Allin Digital Imaging"), formerly PhotoWave, Inc., both Delaware corporations. Allin Interactive Corporation continues to utilize the tradename SeaVision in operations within the cruise industry. The SportsWave business unit includes the operations of SportsWave, Inc., a Pennsylvania corporation. This company utilizes the trade name International Sports Marketing in its sports marketing operations. Allin Holdings Corporation, a Delaware corporation, is a non-operating subsidiary providing treasury management services to the Company.

Results of Operations:
---------------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenue

     The Company's total revenue for the three months ended June 30, 1998 was $3,918,000, an increase from total revenue of $2,543,000 for the three months ended June 30, 1997. The increase of $1,375,000, or 54%, between periods is attributable to several factors, including a $401,000 increase in revenue for Allin Consulting's software development and network solutions operations, a $400,000 increase in revenue from Allin Interactive's digital photography operations, a $375,000 increase in management fees for operation of interactive television systems, and a $236,000 increase in revenue from SportsWave's sports marketing operations.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $1,236,000 during the three months ended June 30, 1998, including $1,180,000 from software development, network solutions consulting and related services and $56,000 from computer equipment and software sales. Comparable amounts for the three months ended June 30, 1997 were total revenue of $797,000, including $779,000 from software development, network solutions consulting and related services and $18,000 from computer equipment and software sales. The substantial increase in software development and network solutions consulting revenue of $401,000, or 51%, is attributable to several factors. Allin Consulting's areas of expertise, including the development of applications software and solutions for the desktop and distributed environments and networking, are growing segments of the overall computer services industry. Allin Consulting's expertise with Microsoft operating systems and software, which have and are expected to continue to increase in dominance, has contributed to the growth as demand has increased for consultants capable of developing specialized applications built around Microsoft products. Additional factors contributing to the increase in revenue between the periods include increased marketing efforts to obtain third-party engagements, particularly in the Northern California area, the recruitment of additional consultants and the obtaining of third-party engagements serviced from the Company's Pittsburgh, Pennsylvania office, although the Pittsburgh revenue represents a small portion of these activities. The increase in computer equipment and software sales of $38,000, or 211%, is attributable to the addition of sales from the Company's

Pittsburgh office between the periods and the addition of a dedicated sales and operations employee in Oakland, California during 1998. Since there is typically period to period variability among clients utilizing Allin Consulting's services as well as the size and scope of projects undertaken, there can be no assurance given that similar revenue increases will be realized in future periods. The Company intends to pursue growth in consulting services through continuing to increase marketing efforts, and the evaluation of geographic expansion or the acquisition of existing businesses. There can be no assurance, however, that the Company will be successful at expanding Allin Consulting's level of revenue or gross profit, that it will be able to generate or obtain the capital necessary for geographic expansion or acquisitions, or that any expansion or acquisition undertaken would result in the desired improvements to financial results.

     Allin Interactive recorded revenue of $1,293,000 during the three months ended June 30, 1998, including $433,000 for activities in the digital photography market, $351,000 for pay-per-view movies and video gaming, $375,000 for interactive system management fees from cruise line clients, $88,000 for systems integration services provided to the cruise industry and $46,000 in other revenue, primarily advertising. Comparable amounts for the three months ended June 30, 1997, were total revenue of $593,000, including $33,000 for digital photography operations, $317,000 for pay-per-view movies and video gaming, $238,000 for systems integration services related to interactive television applications and $5,000 for other revenue. The substantial revenue increase of $700,000, or 118%, between the periods is attributable to increased revenue from the new digital photography strategy and the addition of management fees from cruise line clientsfor operation of interactive television systems between the periods. Allin Interactive implemented a new strategy for digital photography operations late in the first quarter of 1998. Under the new strategy, Allin Interactive is offering systems integration services for installation of digital photography systems as well as training and technical support and the sale of equipment, consumables and supplies utilized in digital photography operations. During the three months ended June 30, 1998, Allin Interactive completed nine systems installations resulting in revenue of $376,000. Allin Interactive also realized $57,000 in sales of ancillary equipment and products and technical support fees.

     The improvement in revenue realized from Allin Interactive's interactive television operations between the second quarters of 1997 and 1998 was $450,000, primarily attributable to the addition of management fees as a source of revenue between the periods. Management fees were $375,000 during the three months ended June 30, 1998, which represented an increase of $65,000 from the first quarter of 1998. Management fees were terminated at various points in May and June 1998 on three RCCL ships due to the termination of operations on those ships. This decrease, however, was more than offset by a fee increase realized under Allin Interactive's agreement with Celebrity Cruises, Inc. ("Celebrity"). Management fees expected to be earned during the remainder of 1998 would not substantially differ from those realized during the first quarter of 1998, assuming continuation of fees on all ships where the Company currently operates its system. However, the various amendments and agreements allow certain of the cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods. Movies and gaming revenue of $351,000 during the second quarter of 1998 was an increase of $34,000 from the comparable 1997 period. The number of ship systems in operation during the quarters was similar. Management believes the increase in revenue is primarily attributable to price increases and changes to wager defaults and buy-in amounts between the periods. This increase was realized despite two months of dry dock during the second quarter of 1998 for one of the ships on which Allin Interactive operates a system. The $41,000 increase in other revenue was attributable to implementation of advertising on the ship systems under an agreement which will conclude in September 1998. Systems integration services decreased by $150,000 between the second quarters of 1997 and 1998. The decrease is primarily attributable to the inclusion of revenue related to certain components of a ship system installation being realized during the second quarter of 1997 while there were no comparable projects in the second quarter of 1998.

     SportsWave recognized revenue of $1,389,000 for its sports marketing programs during the three months ended June 30, 1998, as compared to $1,153,000 in revenue during the three months ended June 30, 1997, an increase of 20%. Management believes the increase is primarily attributable to the 1998 period's inclusion of a program featuring large quantities of autographed baseball memorabilia. There was no program of similar scope during the second quarter of
1997.   Since there is typically period to period variability among clients utilizing its services and specific sports themes of programs, there can be no assurance given that similar increases will be realized in future periods. The Company believes that the NFLA licensing agreement entered in January 1998 will result in an increased level of football-themed programs in the future. The sales cycle lead time for sports marketing programs is such, however, that increased revenue is not expected to be realized until to the second half of 1998 or the first half of 1999. There can be no assurance given, however, that the NFLA agreement will result in an increased level of football-related marketing programs, or that any increase in programs obtained will result in the desired improvement in financial condition or results of operations.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $2,011,000 during the three months ended June 30, 1998 as compared to $1,383,000 during the three months ended June 30, 1997. Reasons for the increase in cost of sales of $628,000 between the periods include substantial increases related to digital photography systems integration projects and ancillary sales as compared to 1997's retail photography operation and increases in sports marketing, network solutions consulting and computer equipment cost of sales corresponding to revenue increases in these areas. Gross profit of $1,907,000 was recognized during the second quarter of 1998, as compared with $1,160,000 during the prior year quarter. Significant contributors to the increase in gross profit realized include the growth in Allin Consulting's software development and network solutions services and Allin Interactive's addition of interactive television management fees.

     Allin Consulting recorded a total of $749,000 for cost of sales during the three months ended June 30, 1998, including $698,000 related to software development and network solutions consulting and $51,000 related to equipment and software sales. Comparable second quarter 1997 cost of sales was $486,000 in total, including $469,000 for development and consulting and $17,000 for equipment and software. Increases in cost of sales are also attributable to the factors that resulted in increases in revenue for these services and products, including enhanced marketing efforts and geographic expansion. Gross profit for the three months ended June 30, 1998 was $487,000, including $482,000 related to software development and network solutions consulting and $5,000 related to equipment and software sales. Comparable second quarter 1997 gross profit amounts were $311,000 in total, including $310,000 for software development and consulting and $1,000 for equipment and software sales. Again, the substantial increase in consulting revenue is principally responsible for the increase in gross profit. The increase in gross profit was 57% for Allin Consulting in total between the quarterly periods ended June 30, 1998 and 1997.

     Allin Interactive recorded a total of $527,000 for cost of sales during the three months ended June 30, 1998, including $391,000 related to digital photography operations, $69,000 related to pay-per-view movies, and $67,000 for systems integration services. Comparable second quarter 1997 cost of sales was $418,000, including $27,000 for digital photography, $78,000 for movies and $313,000 for systems integration services. Under the changed operating strategy for digital photography operations, cost of sales on systems integration projects include costs of digital photography system equipment and software, installation contractor costs, travel, shipping and sales commissions. Digital photography cost of sales also includes costs for equipment and photographic supplies sold as ancillary products. While encouraged by the improved results in digital photography operations under the new strategy, Management expects that additional experience with operations under this strategy will allow Allin Interactive to achieve efficiencies which will result in increased margin percentage, although there can be no assurance that Allin Interactive will be able to improve its margins in this area in the future. Cost of sales for pay-per-view movies decreased in aggregate despite an overall revenue increase for movies, declining as a percentage of movie revenue between the periods from 40% to 34%. This improvement is due to the addition of some movie content with a fixed cost per title rather than cost as a percentage of revenue. The substantial decline in the level of systems integration cost of sales between the periods was due to the inclusion of projects related to installation of interactive television systems during the 1997 period. There were no comparable projects during 1998. Gross profit recognized by Allin Interactive during the three months ended June 30, 1998 was $766,000, including $375,000 from interactive system management fees for which there are no associated cost of sales, $283,000 from pay-per-view movies and gaming, $42,000 from digital photography operations, $21,000 from interactive television systems integration services, and $46,000 attributable to other revenue, primarily advertising. Comparable gross profit amounts for the second quarter of 1997 were $175,000 in total, including $239,000 from movies and gaming, $6,000 from digital photography operations, $4,000 from other revenue, less a negative margin of $74,000 from systems integration. The overall increase in gross profit between the periods was $591,000, or 338%, while the increase in revenue was $700,000, or 118%. The addition of management fees for the operation of interactive systems is the primary reason for this margin increase.

     SportsWave recorded cost of sales of $735,000 related to its sports marketing programs for the three months ended June 30, 1998 as compared to $480,000 during the comparable period of 1997. Gross profit of $654,000 and $673,000 was realized on SportsWave's programs during the three months ended June 30, 1998 and 1997, respectively. SportsWave's operations generated similar margins between the quarters. The second quarter is typically one with a high level of activity in what has historically been a seasonal business. The past history of SportsWave's sports marketing programs, both before and after acquisition by the Company in 1996, indicate substantially higher levels of revenue and gross profit during the second and third quarters as compared to the first. There can be no assurance, however, that financial results realized during the remainder of 1998 will follow the historical pattern.

Selling, General & Administrative Expenses

     The Company recorded $2,690,000 in selling, general & administrative expenses during the three months ended June 30, 1998, as compared with $4,370,000 during the three months ended June 30, 1997. The decrease of $1,680,000, or 38% in selling, general & administrative expenses was realized from the Company's expense reduction efforts implemented beginning in the second quarter of 1997 and continuing through the second quarter of 1998. The second quarter of 1997 also included an accrual for severance costs of approximately $300,000 related to involuntary employee terminations.

     Selling, general & administrative expenses during the second quarter of 1998 included $945,000 of depreciation and amortization expense as compared with $1,117,000 in depreciation and amortization expense during the three months ended June 30, 1997. Excluding these non-cash expenses and unusual costs such as severance accruals, remaining selling, general & administrative expenses were $1,745,000 for the three months ended June 30, 1998, as compared with $2,953,000 for the prior period, a reduction of 41%. The Company's cost reduction efforts have included reductions in personnel, particularly in areas related to prospective applications of the Company's interactive and digital imaging technologies, in executive management, and administrative staff positions.
Other areas where the Company was able to realize significant expense savings between the periods included generalized marketing expenses, legal and consulting expenses, office rental costs, travel costs and shipboard operating expenses.

     As noted previously, depreciation and amortization expenses were $945,000 in the second quarter of 1998 as compared with $1,117,000 during the second quarter of 1997. The 15% decrease between the periods is attributable to the writedown of capitalized software development costs related to proprietary digital imaging technology and reductions in on-board equipment due to writeoffs of non-recoverable equipment from terminated ship interactive television systems.

     Research and development expense included in selling, general & administrative expense was $37,000 during the second quarter of 1998 as compared to $40,000 during the second quarter of 1997. Expense incurred during the second quarter of 1998 related primarily to research of improvements to the functionality of the in-cabin or end-user operating system and components of its interactive technology applications, and continued video server technology development. The Company expects research and development expenses to increase during the remainder of 1998 related to these projects and certain projects relating to its proprietary digital photography systems. See "Liquidity and Capital Resources" following for additional information related to these projects.

Loss from Operations

  The Company's loss from operations decreased from $3,210,000 for the three months ended June 30, 1997 to $783,000 for the three months ended June 30, 1998. The $2,427,000, or 76%, improvement resulted from the $747,000 increase in gross profit realized between the periods due to growth in software development and network solutions consulting and the addition of interactive television management fees, and the $1,680,000 reduction of selling, general & administrative expenses between the periods resulting from management's cost reduction efforts. The loss from operations recorded during the second quarter of 1998 of $783,000 resulted from the inclusion of $945,000 of non-cash expenses for depreciation and amortization. Exclusive of these non-cash expenses, operating income would have been $162,000.

Net Loss

  The Company's net loss for the three months ended June 30, 1998 was $732,000, as compared to $3,152,000 for the three months ended June 30, 1997. The decrease in net loss between the periods resulted from the improvements to gross profit and reductions in selling, general & administrative expenses described above, partially offset by a $55,000 decrease in interest income on cash balances between the quarterly periods.

Results of Operations:
---------------------

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenue

     The Company's total revenue for the six months ended June 30, 1998 was $7,089,000, as compared to revenue of $6,625,000 recognized for the six months ended June 30, 1997. The increase of $464,000, or 7%, between periods is attributable to substantial increases in several types of revenue, including Allin Consulting's software development and network solutions consulting, and Allin Interactive's addition of interactive television system management fees and increases in pay-per-view movies, video gaming and digital photography services. These revenue increases more than offset a substantial reduction in systems integration revenue for services to the cruise industry, with the net result of a modest revenue gain.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $2,903,000 during the six months ended June 30, 1998, including $2,748,000 from software development, network solutions consulting and related services and $155,000 from computer equipment and software sales. Comparable amounts for the six months ended June 30, 1997 were total revenue of $1,558,000, including $1,475,000 from software development, network solutions consulting and related services and $83,000 from computer equipment and software sales. The substantial increase in software development and network solutions consulting revenue of $1,273,000, or 86%, is attributable to the factors discussed previously in the three month analysis, including growing demand for specialized Microsoft consulting and increased marketing efforts. The increase in computer equipment and software sales of $72,000, or 87%, is attributable to the addition of sales from the Company's Pittsburgh office between the periods and the addition of a dedicated sales and operations employee in Oakland, California during 1998. The Company intends to pursue growth in consulting services through continuing to increase marketing efforts, and the evaluation of geographic expansion or the acquisition of existing businesses. There can be no assurance, however, that the Company will be successful in expanding Allin Consulting's level of revenue or gross profit, that it will be able to generate or obtain the capital necessary for geographic expansion or acquisitions, or that any expansion or acquisition undertaken would result in the desired improvements to financial results.

     Allin Interactive recorded revenue of $2,125,000 during the six months ended June 30, 1998, including $830,000 for pay-per-view movies and video gaming, $685,000 for interactive system management fees, $449,000 for activities in the digital photography market, $111,000 for systems integration services provided to the cruise industry and $50,000 in other revenue, primarily advertising. Comparable amounts for the six months ended June 30, 1997, were total revenue of $3,180,000, including $596,000 for pay-per-view movies and video gaming, $2,442,000 for systems integration services, $36,000 for digital photography operations and $106,000 for other revenue. The revenue decrease of $1,055,000 between the periods is attributable substantially to the decrease in systems integration services related to the cruise industry, which declined by $2,331,000. During the first half of 1997, revenue of $1,240,000 was recognized related to a project for retrofit of the ship broadcast center aboard the Cunard Line Limited ship Queen Elizabeth 2, and revenues were also recorded related to the sale of significant components of several interactive television systems in connection with interactive television installations. There were no comparable projects conducted during 1998. Allin Interactive was able to offset approximately 45% of this revenue decline through the addition of new sources of revenue such as interactive television system management fees and by substantially increasing revenue from digital photography operations due to the change in strategy from a retail photography operation to a provider of specialized digital imaging systems integration services and products to the photography marketplace. These areas represent revenue increases of $685,000 and $413,000 between the periods, respectively. Management fees were terminated at various points in May and June 1998 on three RCCL ships due to the termination of operations on those ships. This decrease, however, is offset by a fee increase realized under its agreement with Celebrity. Management fees expected to be earned during the remainder of 1998 would not substantially differ from those realized during the first quarter of 1998, assuming continuation of fees on all ships where the Company currently operates its system. The various amendments and agreements allow certain of the cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods. Allin Interactive also realized revenue growth of $234,000 between the periods in pay-per-view movies and video gaming due to a larger fleet size during most of the first half of 1998, movie price increases, and changes to wagering default and buy-in amounts.

     SportsWave recognized revenue of $2,061,000 for its sports marketing programs during the six months ended June 30, 1998, as compared to $1,887,000 in revenue during the six months ended June 30, 1997, an increase of 10%. The increase is primarily attributable to the 1998 period's inclusion of a program featuring large quantities of autographed baseball memorabilia. There was no
program of similar scope during the first half of 1997.   Since there is
typically period to period variability among clients utilizing its services and specific sports themes of programs, there can be no assurance given that similar increases will be realized in future periods.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $3,603,000 during the six months ended June 30, 1998 as compared to $4,086,000 during the six months ended June 30, 1997. Reasons for the decrease in cost of sales of $483,000 between the periods include a substantial decrease in cost of sales for systems integration services partially offset by substantial increases related to digital photography systems integration projects and ancillary sales and increases in sports marketing, network solutions consulting and computer equipment cost of sales corresponding to revenue increases in these areas. Gross profit of $3,486,000 was recognized during the first half of 1998, as compared with $2,539,000 during the first half of 1997. Significant contributors to the increase in gross profit realized include the growth in Allin Consulting's software development and network solutions services and Allin Interactive's addition of interactive television management fees.

     Allin Consulting recorded a total of $1,770,000 for cost of sales during the six months ended June 30, 1998, including $1,630,000 related to software development and network solutions consulting and $140,000 related to equipment and software sales. Comparable first half 1997 cost of sales was $980,000 in total, including $905,000 for development and consulting and $75,000 for equipment and software. Increases in cost of sales are attributable to the factors that resulted in increases in revenue for these services and products, including growing demand for Microsoft specialization, enhanced marketing efforts and geographic expansion. Gross profit for the six months ended June 30, 1998 was $1,133,000, including $1,118,000 related to software development and network solutions consulting and $15,000 related to equipment and software sales. Comparable first half 1997 gross profit amounts were $578,000 in total, including $570,000 for software development and consulting and $8,000 for equipment and software sales. Again, the substantial increase in consulting revenue is principally responsible for this increase in gross profit. The increase in gross profit was 96% for Allin Consulting in total between the six-month periods ended June 30, 1998 and 1997.

     Allin Interactive recorded a total of $642,000 for cost of sales during the six months ended June 30, 1998, including $405,000 related to digital photography operations, $158,000 related to pay-per-view movies, and $79,000 for systems integration services. Comparable first half 1997 cost of sales was $2,119,000, including $27,000 for digital photography, $147,000 for movies and $1,945,000 for systems integration services. As noted previously in the discussion of six month revenue, there were several large systems integration projects carried out for cruise lines during the first half of 1997. There were no comparable projects in 1998, resulting in the substantial reduction in cost of sales for systems integration. The increase in cost of sales related to digital photography operations corresponds to the substantial increase in revenue under the new digital photography strategy. Cost of sales for pay-per-view movies increased by $11,000 between the periods, or 8%. However, movie revenue increased 30% between the six-month periods. The increasing margin on pay-per-view movies has resulted from the addition of movie content priced under a fixed cost rather than percentage of revenue basis. Gross profit recognized by Allin Interactive during the six months ended June 30, 1998 was $1,483,000, including $685,000 from interactive system management fees for which there are no associated cost of sales, $672,000 from pay-per-view movies and gaming, $44,000 from digital photography operations, $32,000 from interactive television systems integration services, and $50,000 attributable to other revenue, primarily advertising. Comparable gross profit amounts for the first half of 1997 were $1,061,000 in total, including $449,000 from movies and gaming, $9,000 from digital photography operations, $497,000 from interactive television systems integration, and $106,000 from other revenue. The overall increase in gross profit between the periods was $422,000, or 40%, despite a decrease in revenue of $1,055,000, or 50%. The addition of management fees for the operation of interactive systems is the primary reason for this margin increase.

     SportsWave recorded cost of sales of $1,191,000 related to its sports marketing programs for the six months ended June 30, 1998 as compared to $987,000 during the comparable period of 1997. Gross profit of $870,000 and $900,000 was realized on SportsWave's programs during the six months ended June 30, 1998 and 1997, respectively. SportsWave's operations generated similar margins between the periods.

Selling, General & Administrative Expenses

     The Company recorded $6,079,000 in selling, general & administrative expenses during the six months ended June 30, 1998, as compared with $8,518,000 during the six months ended June 30, 1997. The decrease of $2,439,000, or 29% in selling, general & administrative expenses was realized from the Company's expense reduction efforts implemented beginning in the second quarter of 1997 and continued through the second quarter of 1998. Both periods included unusual charges. Severance accruals for employee terminations were recorded in both periods, approximately $300,000 during the first half of 1997 and $491,000 during the first half of 1998. During the six months ended June 30, 1998, the Company also recorded losses from writedown or disposal of equipment of approximately $257,000, primarily from writedown of the non-recoverable portions of interactive television system equipment for the three systems formerly operated on RCCL ships.

     Selling, general & administrative expenses during the first half of 1998 included $1,912,000 of depreciation and amortization expense as compared with $1,990,000 in depreciation and amortization expense during the six months ended June 30, 1997. Excluding the unusual costs noted above and non-cash expenses, remaining selling, general & administrative expenses were $3,419,000 for the six months ended June 30, 1998, as compared with $6,228,000 for the prior period, a reduction of 82%. The Company's cost reduction efforts have included reductions in personnel, particularly associated with prospective applications of the Company's interactive and digital imaging technologies, in executive management, and administrative staff positions. The Company implemented significant reductions in research and development of prospective rather than operational applications of the Company's technologies between the periods. Other areas where the Company was able to realize significant expense savings between the periods included generalized marketing expenses, consulting expenses, office rental costs, travel costs and shipboard operating expenses.

     Research and development expense included in selling, general & administrative expense was $60,000 during the first half of 1998 as compared to $136,000 during the comparable period of 1997. Expense incurred during the first half of 1998 related primarily to research of improvements to the functionality of the in-cabin or end-user operating system and components of its interactive technology applications, and continued video server technology development. The Company expects research and development expenses to increase during the remainder of 1998 related to these projects and certain projects relating to its proprietary digital photography systems. See "Liquidity and Capital Resources" following for additional information related to these projects.

Loss from Operations

  The Company's loss from operations decreased from $5,979,000 for the six months ended June 30, 1997 to $2,593,000 for the six months ended June 30, 1998. The $3,386,000, or 57%, improvement resulted from the $947,000 increase in gross profit realized between the periods due to growth in software development and network solutions consulting and the addition of interactive television management fees, and the $2,439,000 reduction of selling, general & administrative expenses between the periods resulting from management's cost reduction efforts.

Net Loss

  The Company's net loss for the six months ended June 30, 1998 was $2,478,000, as compared to $5,744,000 for the six months ended June 30, 1997. The decrease in net loss between the periods resulted from the improvements to gross profit and reductions in selling, general & administrative expenses described above, partially offset by a $162,000 decrease in interest income on cash balances between the periods.

Liquidity and Capital Resources

  At June 30, 1998 the Company had cash and liquid cash equivalents of $5,111,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1997 was a decrease of $1,691,000. The net change during the three months ended June 30, 1998 was a decrease of $147,000.

  The Company recognized a net loss for the six months ended June 30, 1998 of $2,478,000. Included in the operating loss were non-cash expenses of $2,231,000 including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation and losses from writedown or disposal of assets. Cash flows from operating activities during the period resulted in an outflow of $1,449,000 during the six months ended June 30, 1998. In addition to the $247,000 used by current operations, there were also working capital adjustments impacting the cash flow, including an accounts receivable increase of $789,000. The increase is primarily attributable to SportsWave's operational seasonality. SportsWave's accounts receivable increased $750,000 between December 31, 1997 and June 30, 1998. The increase occurs due to the substantial increase in program activity in the second quarter of 1998 and advance billings for third quarter projects as compared to the level of activity and advance billings as of the fourth quarter of 1997. The Company also experienced working capital adjustments from a decrease of $386,000 in its current liabilities and deferred revenue, and an increase in inventory of $156,000 during the first half of 1998 due to the purchase of equipment and supplies to utilized by Allin Interactive for digital photography systems integration projects and ancillary sales. The Company does not believe working capital adjustments will have as significant an impact on cash flow during the remainder of 1998, although there can be no assurance of this. The expectation for a decreased impact from working capital adjustments is consistent with the Company's experience during the second quarter of 1998, however, as 87% of the net decline in cash for the six-month period occurred in the first rather than the second quarter of 1998.

     Another significant factor affecting first half 1998 cash flow was $251,000 of capital expenditures. Significant areas of expenditure included computer hardware, software and communications equipment for Allin Consulting due to periodic upgrading to state of the art technology, buildout and equipment expenditures related to relocation of Allin Interactive's office in Fort Lauderdale, Florida and the expansion of virtual office capabilities for the Florida operations.

     As was noted earlier during the discussion of research and development expenses, the Company plans to increase the scope of research and development activities during the remainder of 1998. The Company has undertaken a project expected to reduce the cost of and improve the functionality and processing speed of the in-cabin or end-user portion of the Company's interactive television system. Historically, Allin Interactive has utilized proprietary interfaces with certain third party software for communication of interactive commands and responses between the end users and centralized processing servers. This feature of the system architecture has dictated the usage of certain specialized end-user hardware. The Company's research to date indicates the feasibility of development of proprietary end-user operating and communication systems that will enable the configuration of hardware from commonly available standard hardware components. Use of these systems could result in a significant reduction in the cost of the end-user equipment for its interactive television systems. The Company believes that Allin Interactive's system is currently the low cost alternative for interactive systems offering its level of features and functionality. Successful development of the new end-user operating system could improve Allin Interactive's cost advantages over competitors. The Company's marketing efforts indicate that while Allin Interactive's system is a lower cost solution than competitors' systems, the current cost of systems is still significant enough to preclude a system sale in some cases. The Company believes that successful completion of this project will result in a system cost reduction that will make the system cost effective for a larger user market. There can be no assurance, however, that the Company will be successful in developing the new end-user systems, or that, if developed, such systems will result in the desired cost reductions for and increased sales of interactive systems. In addition to opportunities for cost reductions, if developed successfully, the new operating system will utilize hardware configurations allowing an end user functional connections for keyboard, mouse, printer, modem and other standard peripherals that would utilize the system's centralized information processing capabilities, substantially increasing the functionality of the system for Internet and other applications, without the cost of smartboxes or processors for each end-user. Again, there can be no assurance that the Company will successfully develop end-user operating systems with this level of increased functionality or that any developed will result in the desired increase in sales of interactive systems. The Company estimates the remaining cost of development for this project at approximately $473,000 for completion during the first half of 1999.

     The Company is also undertaking a smaller development project related to Allin Interactive's proprietary digital imaging technology to make its interactivity features and Internet-based image archival and retrieval systems compatible with the digital photography hardware and software configurations currently offered to customers. The Company believes that the addition of these interactive features will represent a value-added feature to Allin Interactive's digital photography services that will offer Allin Interactive a competitive advantage and the opportunity for enhanced margins. There can be no assurance, however, that if the Company successfully completes this project, it will result in sales of additional digital photography systems integration services, or improvements to Allin Interactive's operating margin. Estimated remaining project costs are approximately $49,000 with expected project completion during the third quarter of 1998.

     The Company believes these software development projects will constitute the majority of its capital expenditure requirements for the remainder of 1998. Although the combined remaining estimated cost of $522,000 is significant given the Company's cash resources and prospects for available financing, the Company believes both projects are prudent because, if successful, they will enhance Allin Interactive's position as the low cost provider of interactive television systems with its type of functionality and features, make its interactive television system more cost effective for potential customers thereby potentially increasing demand for the system, reinforce the advanced nature of the technological features of the Company's systems, and create a value-added feature for its digital photography services thereby affording a competitive advantage. The Company will monitor the progress of these projects and expects to capitalize costs subsequent to the projects achieving technical feasibility and prior to market introduction. Costs will be expensed prior to technological feasibility and subsequent to market introduction. All costs recorded through June 30, 1998 have been expensed. Amounts noted above are the expected total costs of the projects and include both portions that would be capitalized and portions to be expensed. The Company expects that capital expenditures of all types for the remainder of 1998 will be approximately $675,000, including the software development projects described above. Business conditions and management's plans may change during the remainder of 1998, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount. Management will evaluate development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions warrant.

     The Company does not currently have lines of credit or other credit facilities in place with any banks or other lenders. There can be no assurance that any credit facilities will be able to be obtained in the future.

     The Company has outstanding $2,500,000 of Series A Convertible, Redeemable Preferred Stock as of June 30, 1998. Accrued but unpaid dividends on the preferred stock were approximately $400,000 as of June 30, 1998. Dividends are payable at a rate of eight percent and are cumulative. The Company's obligation for dividends will remain through the maturity of the preferred stock in June 2006, unless redeemed earlier by the Company.

     The acquisition of KCG in November 1996 included terms for a contingent payment of up to $2,800,000 based on KCG's average annual operating income (as defined in the agreement) for the three years 1997, 1998, and 1999 (the "Average KCG Operating Income"). At the closing of the acquisition, the former sole shareholder of KCG, Les D. Kent, received a $2,800,000 contingent promissory note (the "KCG Note") of KCG. If the Average KCG Operating Income exceeds $1.862 million, the entire $2.8 million principal amount of the KCG Note will be payable. If the Average KCG Operating Income is less than $1.862 million, the principal amount of the KCG Note will be reduced according to a scale whereby the amount of reduction increases as the Average KCG Operating Income decreases. The entire KCG Note will be cancelled if Average KCG Operating income is less than or equal to $1.4 million. The principal amount of the KCG Note (as adjusted) plus interest at a rate of 7% per annum on such principal amount (as adjusted) will be payable in two installments, the first of which will be paid 15 days after the date of determination of the Average KCG Operating Income and the second of which will be paid six months after such date of determination. KCG's annual operating income for 1997 for purposes of the agreement was approximately $1,320,000. KCG's operating income, as defined in the agreement, for the six months ended June 30, 1998, was approximately $695,000.

     The acquisition of SportsWave in November 1996 included terms for contingent payments of up to $2,400,000. An interim contingent payment must be made in an amount (the "Interim Amount") equal to the amount by which six times the sum of SportsWave's operating income (as defined in the agreement) for 1997 and 1998 divided by three exceeds $2,400,000. A final payment must be made in an amount equal to the amount by which six times the sum of SportsWave's operating income for 1997, 1998 and 1999 divided by three exceeds the sum of $2,400,000 plus the Interim Amount. One-half of such contingent payments, if any, will consist of promissory notes bearing interest at seven percent per annum. SportsWave's operating income for 1997 for purposes of the agreement was approximately $579,000. SportsWave had operating income for purposes of the agreement of approximately $292,000 during the six months ended June 30, 1998.

     The Company believes, in light of its current operations as discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by its current operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twenty-four months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing. Any sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Year 2000 Issue

     The Company has undertaken a program to evaluate the impact of potential costs, uncertainties and disruption to its business arising from the year 2000 issue. Failures of computer programs to recognize dates beginning with the year 2000 may produce erroneous results or a cessation of operations when dates after 1999 are encountered. As reported in its Report on Form 10-K for the year ended December 31, 1997, the Company has conducted a comprehensive evaluation of its internal systems, hardware and software in light of the year 2000 threats. The Company utilizes predominantly recent technology in its operations, which utilize Microsoft Windows NT, Windows 95, and BackOffice operating systems. At this time, the Company believes that the hardware and software utilized in the provision of the Company's services and products are substantially year 2000 compliant. However, the Company's ongoing examination of Year 2000 issues will offer additional information which Management will evaluate. At this time, the Company does not expect to incur material costs to make any of its hardware, software, or operating systems year 2000 compliant. Furthermore, the Company does not expect any significant business disruption to its internal operations to occur as a result of year 2000 issues. The Company also believes its accounting systems to be year 2000 compliant and does not expect any significant costs or business disruption in this area.

     The Company is currently continuing its examination of the potential for Year 2000 problems, including a survey of significant customers and suppliers as to the potential for year 2000 threats related to their operating systems. Management and consulting personnel from KCG with a high level of technological expertise and experience have been assigned to oversee this project. The Company will give special emphasis to its interactive system customers because of the direct connections of the interactive television systems with its customers' accounting, inventory and property management systems. Based on the information being gathered, the Company will evaluate the threat of business disruption posed by customers' or suppliers' year 2000 problems.

Special Note on Forward Looking Statements

     The Management's Discussion and Analysis and other sections of the Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management.
Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Theses statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Limited Operating History Under Reorganization of Operations and New Marketing Strategies. The Company implemented a reorganization of its operations during February 1998 into three business units, Allin Consulting, Allin Interactive, and SportsWave. Furthermore, the Company fundamentally changed the marketing strategies of Allin Interactive with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations in February 1998. Allin Interactive now seeks to sell customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system. To date, Allin Interactive has completed one system installation on a cruise ship under this model and is currently installing a system for a hospital. Allin Digital Imaging has moved from a retail digital photography strategy to providing systems integration services specializing in the installation of digital photography systems for professional photography businesses. Because the Company has only a limited history of operations in the present configuration of business units and with the current marketing strategies for Allin Interactive, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1996 and 1997 and for the six months ended June 30, 1998 and, as of June 30, 1998, had an accumulated deficit of $24,439,000. Allin Interactive has recognized net losses since inception in 1994 primarily because of the limited revenue generated from its interactive television operations. The Company has researched, developed and installed the only ITV system that to its knowledge is in use in the cruise industry presently, other than one system currently being tested, and has incurred substantial costs in doing so. The Company anticipates that it will continue to incur net losses at least through 1998, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for its interactive platform and other technologies on a systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for alternative applications of its interactive platform, or that any contracts obtained will generate improvements to the Company's profitability or cash flow. During 1998, the Company is entering a new market by offering systems integration services to professional photography businesses. There can be no assurance that the Company will achieve ongoing success within this market, or that any business obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. The Company is currently proceeding with technological improvements, which it believes could result in fundamental improvements to the functionality of the in-cabin or end-user system components, substantial reductions in the required cost for in-cabin or end-user hardware, and the addition of value-added capabilities for its digital imaging systems integration services. There can be no assurance, however, that such projects will result in improved functionality of the interactive system, cost reductions to end-user equipment, improved marketability of digital imaging services, or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can be no assurance that the Company's new products and applications, if any, will generate additional revenue or improved profitability for the Company. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

     Additional Interactive Television System Installations. The Company is currently marketing its interactive system to various cruise lines, hospitals and educational institutions. There can be no assurance that the Company will be successful in obtaining contracts with these parties for system installation, or that for any contracts obtained, the terms will be favorable to the Company or will result in the desired improvements to Allin Interactive revenue and operating income.

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

     Dependence on Major League Sports.   The Company's sports marketing and
promotion business conducted through SportsWave is dependent on the success and continued popularity of major league sports. Factors which adversely affect major league sports could also adversely affect the Company's business and results of operations. For example, SportsWave's business was adversely impacted by the players' strike and owners' lockout during the 1994 and 1995 Major League Baseball seasons. There can be no assurance that there will be no strike, lockout or other event with a similar adverse impact in the future involving one or more of Major League Baseball, the National Football League, the National Basketball Association or the National Hockey League.

     Fluctuations in Operating Results.   The Company expects to experience
significant fluctuations in its future quarterly operating results that may be caused by many factors, including the addition or conclusion of significant consulting engagements, and the seasonal aspects of SportsWave's business. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance

     Potential Impact of Privacy Concerns.   One of the features of the
Company's interactive television system is the ability to develop and maintain information regarding usage of the system by cruise ship passengers and other parties. The perception by the users of substantial security and privacy concerns, whether or not valid, may cause users to resist providing the personal information that might be useful for demographic purposes and may inhibit market acceptance and usage of the Company's video systems. In the event such concerns are not adequately addressed, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which revises certain footnote disclosure requirements related to pension and other retiree benefits. The new standard will not have a financial impact on the Company. The Company will adopt SFAS No. 132 in 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, although earlier adoption as of the beginning of any fiscal quarter after issuance is permitted. The Company plans to adopt SFAS No. 133 during 1999. Since the Company does not invest excess funds in derivative financial instruments or other market rate sensitive instruments currently, adoption of the new standard is not anticipated to have a financial impact on the Company.

Part I  Financial Information

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II - Other Information

Item 4.  Matters Submitted to a Vote of Security Holders.


         (a) The Annual Meeting of the Stockholders of the Company was held on Thursday, May 8, 1998.

         (b)  Not applicable.

         (c) The following matters were voted on by the Stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

              (1) Election of Directors for one year terms to hold office until the next annual meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

                         Nominee          Votes For     Votes Against   Votes Abstaining

                   Richard W. Talarico       3,855,494               0             3,300
                   Brian K. Blair            3,846,694               0            12,100
                   William C. Kavan          3,855,494               0             3,300
                   Paul J. Pasquarelli       3,846,886               0            11,908
                   James C. Roddey           3,855,494               0             3,300

              (2) Ratification of the Board of Directors' selection of Arthur Andersen LLP to serve as the independent public accountants to examine the financial statements of the Company and its subsidiaries for the year ending December 31, 1998. Votes cast were 3,852,494 for ratification, 1,700 against ratification, and 4,600 abstaining.

              There were a total of 5,182,267 shares of the Company's Common Stock eligible to vote at the Annual Meeting.

         (d)  Not applicable.

Part II - Other Information

Item 5.  Other Information

Appointment of Director

        On August 6, 1998, The Company's Board of Directors appointed Anthony L. Bucci as a director of the Company to hold office until the next annual meeting of the Stockholders following appointment and until his successor is duly elected and qualified. Since 1992, Mr. Bucci has served as chairman and chief executive officer of MARC Advertising, a Pittsburgh, Pennsylvania based marketing communications company. Prior to 1992, Mr. Bucci served in various capacities at MARC Advertising since 1970.

Amendment of By-laws

        On August 6, 1998, the Company's Board of Directors approved amendments to the Company's By-laws establishing advance notice and informational requirements for submission of nominations of candidates for election as directors and any other new business to be voted on by stockholders at any annual meeting of stockholders. Notice requirements established for submission of nominations or new business are 90 days in advance of the anniversary date of the immediately preceding annual meeting. Therefore, any nomination or other proposal intended to be presented at the 1999 Annual Meeting of Stockholders must be received by the Company no later than February 7, 1999. Such nominations and proposals must also meet the requirements set forth in the Company's By-laws. The amendments to the Company's By-laws are included in their entirety as Exhibit 3(ii) to this filing on Form 10-Q for the period ended June 30, 1998. Such amendments do not change the date for submission of any proposals for inclusion in the Company's proxy materials for the 1999 Annual Meeting of Stockholders. Such proposals must be received by the Company no later than December 1, 1998, to be included in the proxy materials.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number                          Description of Exhibit
------                          ----------------------

3(ii)         Amendment to By-laws of the Registrant

10 Employment Agreement dated June 15, 1998 by and between the Registrant and Richard W. Talarico

11            Computation of Earnings per Share.

27            Financial Data Schedule

         (b)  Reports on Form 8-K.

              No report on Form 8-K was filed by the Company during the quarter ended June 30, 1998.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ALLIN COMMUNICATIONS CORPORATION
                             (Registrant)

Date: August 6, 1998         By:  /s/   Richard W. Talarico
                                 --------------------------
                             Richard W. Talarico
                             Chairman and Chief Executive Officer


Date: August 6, 1998         By:  /s/   Dean C. Praskach
                                 ----------------------
                             Dean C. Praskach
                             Vice President-Finance and Chief Accounting Officer

Allin Communications Corporation
Form 10-Q
June 30, 1998
Exhibit Index



Exhibit
Number                        Description of Exhibit
------                        ----------------------

3(ii)    Amendment to By-laws of the Registrant

10 Employment Agreement dated June 15, 1998 by and between the Registrant and Richard W. Talarico

11       Computation of Earnings per Share

27       Financial Data Schedule