Form 10-Q
period 1998-09-30
ALLIN COMMUNICATIONS CORP
filed 1998-11-12
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  September 30, 1998

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

                             As of November 4, 1998

                        Common Stock, 5,987,462 Shares

                        Allin Communications Corporation

                                   Form 10-Q

                                     Index


Part I  - Financial Information

          Item 1.  Financial Statements                                    Page 3

          Item 2.  Management's Discussion and Analysis of Financial       Page 16
                   Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosure about Market    Page 37
                   Sensitive Instruments

Part II - Other Information

          Item 2.  Changes in Securities and Use of Proceeds               Page 38

          Item 6.  Exhibits and Reports on Form 8-K                        Page 40

Signatures                                                                 Page 42

Part I - Financial Information

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

         (Dollars in thousands)


                                                              December 31,  September 30,
                                                                  1997          1998
                                                              ------------  -------------
                                                                             (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                $      6,802  $       5,285
     Accounts receivable, net of allowance for
          doubtful accounts of $84 and $242                          1,805          3,224
     Notes and accounts receivable related to
          disposal of segment                                         ---           3,444
     Inventory                                                         687            299
     Prepaid expenses                                                  555            238
                                                              ------------  -------------
          Total current assets                                       9,849         12,490

Property and equipment, at cost:
Leasehold improvements                                                 398            478
Furniture and equipment                                              2,126          2,320
On-board equipment                                                   6,704          3,693
                                                              ------------  -------------
                                                                     9,228          6,491
Less--accumulated depreciation                                      (2,597)        (3,275)
                                                              ------------  -------------
                                                                     6,631          3,216

Assets held for resale                                                ---             266
Notes receivable from employees                                         45             43
Software development costs, net of accumulated
     amortization of $680 and $854                                     212             58
Other assets, net of accumulated amortization of
     $2,051 and $3,225                                               4,916         14,960
                                                              ------------  -------------

Total assets                                                  $     21,653  $      31,033
                                                              ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

   (Dollars in thousands, except per share data)

                                                              December 31,  September 30,
                                                                  1997          1998
                                                              ------------  -------------
                                                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                            $         27  $       6,806
     Accounts payable                                                  668            544
     Accrued liabilities:
          Compensation and payroll taxes                               815            710
          Dividends on Series A convertible,
               redeemable preferred stock                              288            459
          Dividends on Series B redeemable,
               preferred stock                                        ---              23
          Other                                                        421            609
     Income taxes payable                                             ---             151
     Current portion of deferred revenue                               882            232
                                                              ------------  -------------
          Total current liabilities                                  3,101          9,534

Non-current portion of deferred revenue                                543           ---
Non-current portion of notes payable                                  ---           2,005
Deferred income tax liability                                         ---             126
Series B redeemable preferred stock deposit                           ---           2,750

Commitments and contingencies

Series A convertible, redeemable preferred stock, par
     value $.01 per share - authorized 100,000 shares,
     issued and outstanding 25,000 shares                            2,500          2,500

Shareholders' equity:
     Common stock, par value $.01 per share - authorized
          20,000,000 shares, issued 5,184,067 and
          5,989,262 shares                                              52             60
     Additional paid-in-capital                                     37,652         40,856
     Deferred compensation                                            (228)          (135)
     Treasury stock at cost, 1,800 shares                               (6)            (6)
     Accumulated deficit                                           (21,961)       (26,657)
                                                              ------------  -------------
Total shareholders' equity                                          15,509         14,118
                                                              ------------  -------------

Total liabilities and shareholders' equity                    $     21,653  $      31,033
                                                              ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

     (Dollars in thousands, except per share data)
                    (Unaudited)

                                                  Three Months     Three Months     Nine Months      Nine Months
                                                     Ended            Ended            Ended            Ended
                                                 September 30,    September 30,    September 30,    September 30,
                                                      1997             1998             1997             1998
                                                 -------------    -------------    -------------    -------------

Revenue                                          $       2,183    $       4,540    $       6,922    $       9,568

Cost of sales                                            1,403            2,676            4,502            5,088
                                                 -------------    -------------    -------------    -------------

Gross profit                                               780            1,864            2,420            4,480

Selling, general & administrative expenses               2,664            5,452           10,326           10,936
                                                 -------------    -------------    -------------    -------------

Loss from operations                                    (1,884)          (3,588)          (7,906)          (6,456)

Interest (income) expense, net                             (39)              47             (317)             (66)
                                                 -------------    -------------    -------------    -------------

Loss before provision for income taxes                  (1,845)          (3,635)          (7,589)          (6,390)

Provision for income taxes                                  52             ---                92                6
                                                 -------------    -------------    -------------    -------------

Loss after provision for income taxes                   (1,897)          (3,635)          (7,681)          (6,396)

Minority interest in loss of
     non-consolidated corporation                         ---                18             ---                18
                                                 -------------    -------------    -------------    -------------

Loss from continuing operations                         (1,897)          (3,653)          (7,681)          (6,414)

(Income) loss of disposed segment,
     net of income tax                                      95               64               55             (220)
Gain on disposal of segment                               ---            (1,499)            ---            (1,499)
                                                 -------------    -------------    -------------    -------------

(Gain) loss from discontinued operations                    95           (1,435)              55           (1,719)
                                                 -------------    -------------    -------------    -------------

Net loss                                                (1,992)          (2,218)          (7,736)          (4,695)

Accretion and dividends on preferred stock                  50               82              169              194
                                                 -------------    -------------    -------------    -------------

Net loss attributable to common shareholders     $      (2,042)   $      (2,300)   $      (7,905)   $      (4,889)
                                                 =============    =============    =============    =============

Net loss per common share from continuing
     operations -basic and diluted               $       (0.37)   $       (0.65)   $       (1.49)   $       (1.21)
                                                 =============    =============    =============    =============

Net income (loss) per common share from
     discontinued operations -basic and diluted  $       (0.02)   $        0.26    $       (0.01)   $        0.32
                                                 =============    =============    =============    =============

Net loss per common share -basic
     and diluted                                 $       (0.40)   $       (0.41)   $       (1.53)   $       (0.92)
                                                 =============    =============    =============    =============

Weighted average shares outstanding - basic          5,157,399        5,590,300        5,157,399        5,301,699
                                                 -------------    -------------    -------------    -------------

Weighted average shares outstanding - diluted        5,157,399        5,590,300        5,157,399        5,301,699
                                                 -------------    -------------    -------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN COMMUNICATIONS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

          (Dollars in thousands)
                (Unaudited)

                                                               Nine Months      Nine Months
                                                                  Ended            Ended
                                                              September 30,    September 30,
                                                                  1997             1998
                                                              -------------    -------------

Cash flows from operating activities:
     Net loss                                                 $      (7,736)   $      (4,695)
     Adjustments to reconcile net loss to net cash flows
        from operating activities:
          Depreciation and amortization                               2,971            2,693
          Amortization of deferred compensation                         100               93
          Loss from disposal of assets                                   13              237
          Loss from impairment of assets                               ---             2,765
          Minority interest in loss of non-consolidated
               corporation                                             ---                18
          Gain on disposal of segment                                  ---            (1,499)
     Changes in certain assets and liabilities:
          Accounts receivable                                        (1,394)             103
          Inventory                                                       5             (137)
          Prepaid expenses                                              177               44
          Software development costs                                   (480)             (20)
          Assets held for sale                                         ---              (266)
          Other assets                                                  390              (37)
          Accounts and notes payable                                 (1,293)            (253)
          Accrued liabilities                                           584             (157)
          Deferred revenues                                              10              144
          Customer deposits                                            (695)            ---
                                                              -------------    -------------
        Net cash flows from operating activities                     (7,348)            (967)
                                                              -------------    -------------

Cash flows from investing activities:
     Acquisition of subsidiary                                         ---            (2,234)
     Change in assets and liabilities of disposed segment               469              (90)
     Proceeds from sale of assets                                        59                9
     Capital expenditures                                            (3,432)            (316)
                                                              -------------    -------------
        Net cash flows from investing activities                     (2,904)          (2,631)
                                                              -------------    -------------

Cash flows from financing activities:
     Proceeds from Series B redeemable
          preferred stock deposit                                      ---             2,750
     Debt acquisition costs                                            ---               (40)
     Repayment of capital lease obligations                            ---                (2)
     Repayment of debt                                                 ---              (627)
                                                              -------------    -------------
        Net cash flows from financing activities                          0            2,081
                                                              -------------    -------------

Net change in cash and cash equivalents                             (10,252)          (1,517)
Cash and cash equivalents, beginning of period                       16,227            6,802
                                                              -------------    -------------
Cash and cash equivalents, end of period                      $       5,975    $       5,285
                                                              =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

               Allin Communications Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

    The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 1997 and 1998 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1996 and 1997, contained in Allin Communications Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

    Disposal of Segment

    On September 30, 1998, the Company sold all of the issued and outstanding shares of SportsWave, Inc. ("SportsWave"). The sale of SportsWave represents disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for the periods presented in the Company's Consolidated Statements of Operations have been reclassified to interest in income or loss of disposed segment, which is presented after net loss from continuing operations. The gain recorded on disposal of SportsWave is also presented after net loss from continuing operations. See Note 8-Sale of SportsWave, Inc.

    Revenue Recognition

    Kent Consulting Group, Inc. ("KCG") and KCS Computer Services, Inc. charge consulting fees, typically on an hourly basis, to their clients for software design, technology consulting and network solution services. Revenue is recognized as services are performed.

    Netright, Inc. ("Netright") recognizes revenue from the sale of products at the time the products are shipped.

    The Allin Systems business unit recognizes revenue and costs related to interactive television and digital photography systems when the services or products are performed or delivered. Revenue from systems integration services is recognized upon completion of the respective projects.

    Earnings Per Share

    Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS includes the weighted average of the outstanding common shares of the Company, excluding 26,668 and 24,868 shares of outstanding restricted stock for the three- and nine-month periods ended September 30, 1997 and 1998, respectively. The restricted stock, outstanding stock options, convertible note and the Company's Series A convertible redeemable preferred stock, prior to expiration of the conversion provision in December 1997, would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation, if their effect was not anti-dilutive, were 26,668 and 176,177 for the three-month periods ended September 30, 1997 and 1998, respectively, and 26,668 and 75,351 for the nine-month periods ended September 30, 1997 and 1998, respectively.

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

    Impairment of Long-Lived Assets

    The Company follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow is required. See Note 9--Impairment of Interactive Television System Equipment.

    Supplemental Disclosure Of Cash Flow Information

    Cash payments for income taxes were approximately $31,000 and $69,000 during the three months ended September 30, 1997 and 1998, respectively. Cash payments for interest were approximately $-0- and $3,000 during the three months ended September 30, 1997 and 1998, respectively.

    Cash payments for income taxes were approximately $87,000 and $75,000 during the nine months ended September 30, 1997 and 1998, respectively. Cash payments for interest were approximately $29,000 and $3,000 during the nine months ended September 30, 1997 and 1998, respectively.

    Dividends of approximately $50,000 and $82,000 were accrued but unpaid during the three-month periods ended September 30, 1997 and 1998, respectively, on Series A convertible, redeemable preferred stock and the deposit on Series B redeemable preferred stock. See Note 2-Preferred Stock. Dividend accruals for the nine-month periods ended September 30, 1997 and 1998 were $149,000 and $194,000, respectively.

    In connection with the acquisition of KCS (See Note 7-Acquisition of KCS Computer Services, Inc.), Allin has recorded the issuance of 805,195 shares of the Company's common stock for $3,422,079 in a non-cash transaction as of August 13, 1998.


2.  Preferred Stock

    The Company has authorized the issuance of 100,000 shares of preferred stock with par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A convertible, redeemable preferred stock. In August 1996, 25,000 Series A preferred shares were issued, all of which remain outstanding as of September 30, 1998. The liquidation value of Series A shares is $100 per share. The conversion feature for all issued and outstanding Series A shares lapsed in December 1997 without any of the shares being converted to common shares. Series A preferred shares earn dividends at a rate of 8% per annum compounded quarterly, but payment of dividends is subject to approval of the Company's Board of Directors. The Company has accrued dividends on Series A preferred stock, but has not to date paid any dividends. Accrued dividends on Series A preferred stock are approximately $459,000 as of September 30, 1998.

    During the third quarter of 1998, the Company designated 5,000 preferred shares as Series B redeemable preferred shares. The Company issued 2,750 Series B preferred shares during August 1998, all of which remain outstanding as of September 30, 1998. The liquidation value of Series B shares is $1,000 per share. The Series B preferred shares issued include a conversion feature whereby each share is convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 Nasdaq price prior to the date of closing of the acquisition of KCS Computer Services, Inc., or (b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of
    (i) 85% of the closing price of the common stock as reported by Nasdaq on the trading date prior to the date of conversion, or (ii) $2.00. After the first anniversary of the original issuance of Series B preferred shares, each share is convertible into the number of shares of common stock determined by (a) above, or (b) if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on August 14, 1999, the trading date following the first anniversary of the issuance. The convertibility provision of the Series B preferred shares is subject to approval by the holders of outstanding common shares. The Company expects common shareholders to vote on this matter during December 1998. If the convertibility provision is not approved prior to December 31, 1998, the Company will be required to redeem all outstanding Series B preferred shares (subject to the legal availability of funds therefor) at $1,000 per share of Series B preferred stock, plus accrued and unpaid dividends, if any. Pending approval of the conversion feature, the Company has recorded the proceeds of the Series B preferred stock issuance as a deposit. Series B preferred shares earn dividends at the rate of 6% per annum payable on the first day of each calendar quarter. As of September 30, 1998, the Company had accrued approximately $23,000 for Series B preferred dividends.

    Shareholder approval of the convertibility feature of the Series B preferred shares may result in the issuance of preferred stock with a nondetachable conversion feature that is "in the money" at the date of approval. Therefore, a beneficial conversion feature would be recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during the period the conversion feature is approved. The value of the beneficial conversion feature is calculated by determining the number of common shares that would be issued assuming conversion at the market price at the date of shareholder approval and the number to be issued at the conversion price and multiplying the difference in number of common shares by the market price.

    The beneficial conversion feature will be treated as a dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approval of the conversion feature of the Company's Series B preferred shares results in Series B preferred shareholder rights for immediate conversion. Consequently, the value of the beneficial conversion feature represents a dividend that would accrete immediately upon assumed approval. Since the Company expects to have an accumulated deficit as of the anticipated approval date, the accretion would be netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to additional paid-in-capital.

    The beneficial conversion feature would result in additional accretion of preferred stock in determining net loss available to common shareholders during the period recognized, which will result in lower earnings per share. The beneficial conversion feature would not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.


3.  Warrants for Common Stock

    Series B preferred shareholders also received warrants to purchase an aggregate of 647,059 shares of common stock, subject to the approval of the holders of common shares, at $4.25 per share. Shareholder vote on approval of the issuance of warrants is expected in December 1998. If approved, the Company will allocate the proceeds of $2,750,000 from the issuance of Series B preferred stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to warrants would be reflected as a component of shareholders' equity. The warrants would not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive.

4.  Liability for Employee Termination Benefits

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

    A reorganization charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom have ceased employment with the Company. As of September 30, 1998, approximately $388,000 of the amount accrued under the February 4, 1998 charge had been paid. The remaining balance, approximately $103,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in January 1999.

    An accrual of approximately $298,000 was recorded as of June 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. During the quarterly period ended March 31, 1998, additional expense of approximately $15,000 was recorded to adjust the severance accrual previously recorded. Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during these periods. The plan included eleven proposed employee terminations. Included in the plan were financial and marketing executive positions, marketing and administrative staff positions, operational management, staff, and sales positions associated with digital photography operations, and clerical support staff positions. All of the positions included in the plan were eliminated. As of September 30, 1998, all of the amount accrued under the June 30, 1997 plan had been paid.


5.  Termination of Interactive Television Contract

    During March 1998, Allin Interactive Corporation ("Allin Interactive") and Royal Caribbean Cruises Ltd. ("RCCL") mutually agreed on termination of their contract for provision by the Company of interactive television services aboard three cruise ships. Operations on these ships ceased during May and June 1998. Allin Interactive has lost transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to these ships, subsequent to cessation of operations. Revenue and gross profit derived from services for RCCL were:

                                         Three Months      Three Months    Nine Months      Nine Months
                                             Ended            Ended           Ended            Ended
                                         September 30,     September 30,   September 30,   September 30,
                                             1997              1998            1997             1998
                                        -----------------------------------------------------------------
Shipboard Transactional Revenue &
 Management Fees                             57,000              -0-          123,000          356,000
Gross Profit                                 42,000              -0-           95,000          322,000

Systems Integration Revenue                 176,000              -0-          653,000           50,000
Gross Profit                                (68,000)             -0-         (403,000)          21,000

% of Consolidated Revenue                       7.3%             0.0%             7.9%             4.2%
% of Consolidated Gross Profit                 (2.2)%            0.0%            (8.3)%            7.7%

6.  Equity Transactions

    During the three months ended September 30, 1998, 805,195 shares of the Company's common stock were issued in conjunction with the Company's acquisition of KCS Computer Services, Inc. The common shares issued were recorded at $3,422,079 based on the market value of $4.25 per common share as of issuance. For additional information on the KCS acquisition , see Note 7 -- Acquisition of KCS Computer Services, Inc.

    A total of 4,000 and 10,000 options for common shares, exercisable at prices of $4.38 and $4.50 per share, respectively, were awarded under the Company's 1996 Stock Plan during the three months ended September 30, 1998. The options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. The right to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary.

    During the three months ended September 30, 1998, non-vested options to purchase 650 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 291,600 shares of common stock remain outstanding as of September 30, 1998.

    During the three months ended September 30, 1998, 14,000 options were issued and no options were forfeited under the terms of the Company's 1996 Stock Plan. Options granted under the 1996 Stock Plan to purchase 116,380 shares of common stock remain outstanding as of September 30, 1998.

7.  Acquisition of KCS Computer Services, Inc.

    On August 13, 1998, the Company acquired all of the issued and outstanding stock of KCS Computer Services, Inc. (`"KCS"), which has subsequently been renamed Allin Consulting of Pennsylvania, Inc. and provides technology consulting and custom development services. The agreement for purchase of KCS provides for payment of up to $16,000,000 by the Company, including $14,400,000 at closing and potential contingent payments of up to $1,600,000. Closing payment terms included a cash payment of $2,443,061, issuance of 805,195 shares of the Company's common stock, based on a rate of $4.406 per share as specified in the acquisition agreement, secured promissory notes in the principal amounts of $6,200,000 and $2,000,000, and post-closing payment by or on behalf of KCS of a $209,252 tax liability. KCS had two outstanding notes due to a bank in the aggregate amount of approximately $627,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition.

    The acquisition of KCS has been accounted for using the purchase method. The acquisition price has been allocated among the net assets of the acquired entity, assembled workforce, customer base, and goodwill. Estimated remaining economic lives for assembled workforce, customer base and goodwill are five, fourteen and thirty years, respectively. The acquisition of the purchase price to assets acquired and liabilities assumed of KCS is as follows:

    Cash                                                     $   324,824
    Working capital, other than cash                           1,279,261
    Furniture, equipment and leasehold improvements              183,307
    Notes payable to bank                                       (626,875)
    Other liabilities                                           (131,437)
    Assembled work force                                         257,000
    Customer base                                              2,230,000
    Goodwill                                                  10,988,751
                                                             -----------
    Net purchase price recorded                              $14,504,831
                                                             ===========

    The secured promissory note for $6,200,000 bears interest at 5% per annum payable at maturity. Payment of principal of $3,000,000 is due at the earlier to occur of the sale of a wholly-owned subsidiary or the substantial portion of assets of the same or December 31, 1998. Payment of principal of $3,200,000 is due at the earlier to occur of the receipt of financing from a third party lender sufficient to refinance such portion of the note or December 31, 1998. The full amount of principal and accrued interest on this note was paid in October 1998 utilizing proceeds from the sale of SportsWave, Inc. (See Note 8--Sale of SportsWave, Inc.), funds borrowed under a credit agreement with S&T Bank (see Note 11-Subsequent Events), and operating funds of the Company.

    The secured promissory note for $2,000,000 bears interest at 6% per annum payable on the first business day of each calendar quarter. The principal balance of the note matures August 13, 2000. Subject to the approval of the holders of the Company's common stock, the $2,000,000 secured promissory note will be convertible into shares of the Company's common stock if not repaid on or before maturity. If not repaid, the note will convert into the number of shares of common stock equal to (a)the amount obtained by dividing the outstanding indebtedness by $4.406, or (b) at the holder's option, the amount obtained by dividing the outstanding indebtedness by the average of the bid and asked prices of the Company's common stock for the thirty days preceding maturity, subject to a $2.00 minimum per share price.

    The agreement for purchase of KCS also provides for contingent payments of up to $1,200,000 in cash and $400,000 in the Company's common stock. The amount of the contingent payments, if any, will be determined on the basis of KCS' Adjusted Operating Profit (as defined in the Stock Purchase Agreement for the KCS acquisition) for the period beginning January 1, 1998 and ending December 31, 1998. The former KCS shareholders are entitled to receive aggregate contingent payments equal to $4.67 for each dollar by which Adjusted Operating Profit exceeds $1,671,681, subject to maximum contingent payments of $1,600,000. Any contingent payments due will be made 75% in cash and 25% in the Company's Common Stock. The number of common shares issued, if any, will be computed by dividing 25% of aggregate contingent payments due by $4.406, which was the average of the bid and asked prices of the Company's Common Stock for the thirty-day period ending August 7, 1998. The $4.406 per share rate used for determining the number for shares to be issued, if any, equals that used in determining the number of shares issued at closing of the KCS Stock Purchase Agreement. The Company is required to deliver a calculation of any contingent payment due to the selling shareholders by February 28, 1999. Any contingent payments due are required to be made within ten days of the final determination of amount. KCS' adjusted operating profit, for purposes of the agreement, was approximately $926,000 for the nine months ended September 30, 1998.

    Any contingent payments to be made under the KCS Stock Purchase Agreement will be recorded as additional cost of the acquired enterprise. This treatment would result in additional goodwill being recorded by KCS, which would be amortized over the remaining estimated life for goodwill as of the time of the contingent payments. Emerging Issues Task Force Issue 95-8:
    Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including factors involving terms of continuing employment, factors involving components of shareholder group, factors involving reasons for contingent payment provisions, factors involving formula for determining contingent consideration, and factors involving other agreements and issues. The Company's analysis of these factors indicates contingent payments should be accounted for as additional cost of the acquired enterprise rather than compensation expense. Key factors in the evaluation include no disparity in contingent payment based on continuing employment, reasonableness of compensation levels for former shareholders remaining as key employees, and contingent formula based on a multiple of earnings.

    Pro forma results of operations for the acquisition of KCS are based on the historical financial statements of Allin and KCS, adjusted to give effect to the acquisition of KCS. The pro forma results of operations assume that the acquisition of KCS occurred as of January 1, 1997. Pro forma information is as follows:

                                         Three Months      Three Months    Nine Months      Nine Months
                                             Ended            Ended           Ended            Ended
(Dollars in thousands, except            September 30,     September 30,   September 30,   September 30,
 per share data)                             1997              1998            1997             1998
                                        -----------------------------------------------------------------
Revenue                                     $ 5,623          $ 5,745         $16,468         $17,844
Loss from continuing operations              (1,994)          (3,782)         (8,068)         (6,805)
Net loss                                     (2,089)          (2,347)         (8,123)         (5,086)
Net loss attributable to common
 shareholders                                (2,181)          (2,448)         (8,418)         (5,383)

Net loss per common share -
 basic and diluted                          $ (0.42)         $ (0.44)        $ (1.63)        $ (1.02)

    The pro forma information presented above reflects the assumed effects of certain pro forma adjustments, including assumed additional amortization expense on intangible assets recorded in connection with the acquisition, assumed adjustments to interest income for foregone investment income on cash balances assumed to have been utilized in connection with the acquisition, assumed adjustments to interest expense for notes payable related to the acquisitions, credit line financing, and assumed repayment of KCS debt balances. The pro forma information also assumes adjustment for dividends on Series B redeemable preferred shares as if the preferred stock had been issued as of January 1, 1997.

    The pro forma financial information does not purport to present what Allin's results of operations would have been if the acquisition of KCS had occurred on the assumed date, as specified above, or to project Allin's financial condition or results of operations for any future period.

8.  Sale of SportsWave, Inc.

    On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave, Inc. ("SportsWave") to Lighthouse Holdings, Inc. ("Lighthouse"). The SportsWave Stock Purchase Agreement provides for the payment by Lighthouse to the Company of $3,443,512. The sale proceeds are based on a purchase price of $3,500,000, less an estimated unearned revenue adjustment of $56,488 related to certain sports marketing programs to be completed subsequent to the sale of SportsWave. Sale proceeds included $2,943,512 in cash upon closing of the sale and a promissory note in the principal amount of $500,000 which bears interest at the rate of 8.5% per annum, with principal and interest due and payable on December 31, 1998. The cash payment upon closing was received by the Company on October 1, 1998. The full amount of the sales proceeds is classified as "Notes and accounts receivable related to disposal of segment" on the Company's Consolidated Balance Sheet as of September 30, 1998.

    The Company acquired all of the issued and outstanding shares of capital stock of SportsWave on November 6, 1996. In addition to a cash payment at the time of acquisition of $2,400,000, the agreement for the Company's acquisition of SportsWave included provisions for contingent earn-out payments up to a maximum of an additional $2,400,000. An interim contingent payment was to have been made in an amount equal to the amount by which six times the sum of SportsWave's operating income (as defined in the Agreement) for 1997 and 1998 divided by three exceeded $2,400,000. A final payment was to have been made in an amount equal to the amount by which six times the sum of SportsWave's operating income for 1997, 1998 and 1999 divided by three exceeded the sum of $2,400,000 plus any interim payment made. For purposes of the agreement, SportsWave had operating income of approximately $579,000 for 1997 and $292,000 during the six months ended June 30, 1998. In order to facilitate the sale of SportsWave to Lighthouse, the Company and the former shareholders of SportsWave agreed to a settlement of any contingent liability related to the earn-out provisions of the original stock purchase agreement. On October 6, 1998, the Company made aggregate payments of $600,000 to the former SportsWave shareholders in full settlement of any claims to interim or final earn-out payments that may have been due in the future. The amount of the contingent payment was added to the Company's investment balance in SportsWave in calculating gain on disposal.

    The sale of SportsWave represents disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for the periods presented in the Company's Consolidated Statements of Operations have been reclassified to equity basis interest in income or loss of disposed segment, which is presented after net loss from continuing operations.

    The Company has recognized a gain on disposal of SportsWave of approximately $1,499,000 as of September 30, 1998. The gain is also presented after net loss from continuing operations.

9.  Impairment of Interactive Television System Equipment

    Allin Interactive maintained an inventory of equipment removed from three RCCL ship interactive television systems which had ceased operations during the second quarter of 1998, as well as equipment from the Cunard Line Ltd. ("Cunard") ship Queen Elizabeth 2 system which had terminated operations in December 1997 and a system for the Norwegian Cruise Line ("NCL") ship Norway which had not been completed. From the time this equipment became available for reuse, Allin Interactive sought alternative productive use of the equipment, which included substantive discussions with several cruise lines concerning installation of systems. During August 1998, the last of these substantive discussions was terminated by Carnival Cruise Lines ("Carnival") at the time it was announced that Carnival had contracted with a competitor for installation of an interactive television system aboard a Carnival ship. Discussions with Carnival at the time of these events also caused Allin Interactive's management to regard continued long-term operation of the interactive systems aboard two Carnival vessels to be in jeopardy. Under the terms of the Company's agreement with Carnival, discontinuation of management fees and/or termination of services may be made upon thirty days' notice. During August 1998, Allin Interactive also was informed by NCL that it would discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998, in accordance with the terms of its agreement. The Company determined that the events described represented facts and circumstances indicating that the carrying value of these assets may not be recoverable because of the lack of short-term prospect of reuse for the equipment maintained as inventory and because of a substantive prospect of termination of operations or lack of adequate cash flow due to the discontinuation of management fees for the operating systems. The Company determined estimated salvage values for all of the equipment and estimated undiscounted cash flows for the operating systems and determined that the assets were impaired. The Company recorded a loss of $2,765,000 during August 1998 to write-down the assets to estimated fair values.

10. Minority Interest in Non-Consolidated Corporation

    Allin Digital Imaging Corp. ("Allin Digital") has an ownership interest of approximately 10.8% in PhotoWave, Inc., formerly named Rhino Communications Corporation ("RCC"). The initial investment was made in March 1998 through the contribution of certain assets previously used in its digital photography business and the rights to the name PhotoWave. An initial value of $100,000 was recorded for the investment, based on Allin Digital's initial stock ownership percentage of 20% in comparison to the initial cash capitalization of RCC for the remaining equity. The book value of the assets contributed approximated the value placed on the investment. Allin Digital's ownership percentage has been reduced as a result of additional capital contributions by third parties.

    The Company recognized a loss of $18,000 during the third quarter of 1998 for its equity basis interest in the results of operations of PhotoWave, Inc., which is presented as a minority interest loss in the Company's Consolidated Statements of Operations. Equity basis losses will reduce the carrying value of the Company's investment. The investment balance of $82,000 is included with Other Assets on the Company's Consolidated Balance Sheets.

11. Subsequent Events

    S&T Bank Loan and Security Agreement

    On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank has agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The expiration date of the S&T Loan Agreement is September 30, 1999.

    Borrowings may be made under the S&T Loan Agreement for general working capital purposes, and to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of KCS. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition related debt.

    Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

    Amendment to Kent Consulting Group, Inc. Purchase Agreement

    In November 1998, the Company and Les D. Kent, the former sole shareholder of KCG and now President of the Company, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of KCG. Under the amendment, the amount of the payment due has been fixed at $2,000,000. The amended note provides for principal payments of $1,000,000 plus any accrued interest due on April 15, 2000 and October 15, 2000. The amendment, however, provides that the Company may defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. Accrued interest is payable quarterly beginning on April 15, 2000.

    The contingent payments to be made under the amended promissory note will be recorded as additional cost of the acquired enterprise. The Company will record a liability for these payments in November 1998. The fixing of the contingent payment amount will result in additional goodwill being recorded by KCG, which would be amortized over the remaining estimated life for goodwill of five years. Emerging Issues Task Force Issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including factors involving terms of continuing employment, factors involving components of shareholder group, factors involving reasons for contingent payment provisions, factors involving formula for determining contingent consideration, and factors involving other agreements and issues. The Company's analysis of these factors indicates contingent payments should be accounted for as additional cost of the acquired enterprise rather than compensation expense. Key factors in the evaluation include the Company's ability to defer principal payments and the lack of similarity of the payments to any prior compensation or profit sharing model.

Item 2.

                        Allin Communications Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and nine-month periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as the information discussed herein under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Communications Corporation and its subsidiaries.

     During the third quarter of 1998, the Company purchased all of the outstanding stock of KCS Computer Services, Inc. ("KCS"), a provider of technology consulting and custom development services, which has been renamed Allin Consulting of Pennsylvania, Inc. and integrated into the Company's Allin Consulting business unit. The Company also sold all of the outstanding stock of SportsWave, Inc. ("SportsWave"), a provider of sports marketing services. Information concerning both transactions is summarized in this discussion following the Overview of Organization, Products and Markets. This information should be read in conjunction with the Company's Report on Form 8-K as of August 13, 1998 concerning the acquisition of KCS, the subsequent amendment no. 1 to such report on Form 8-K/A filed to include certain financial information for KCS including audited financial statements for the years ended December 31, 1996 and 1997, and the Report on Form 8-K as of September 30, 1998 concerning the sale of SportsWave.

Overview of Organization, Products & Markets

     Allin Communications Corporation (the "Company") is a Microsoft focused technology development and services company that specializes in Windows NT-based software development, engineering and network integration services, and consulting and integration services focused on the interactive television and digital photography industries. The Company operates two business units which focus on common services and technologies where the Company believes it has core strengths and on markets where the Company believes its products and services can be most competitive. The two business units are Allin Consulting and Allin Systems.

     Allin Consulting provides software design and network solutions, assisting companies in planning, building, and managing information systems based on Microsoft BackOffice technology including NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Allin Consulting has expertise in developing interactive television platforms, Internet applications, groupware and e-mail applications, and networking and database applications. Services include design of system architecture, installation and configuration of software and hardware, custom software development, training, systems management support and trouble-shooting. The Company believes that Allin Consulting enables its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption. Allin Consulting has been on the leading edge in developing structures for multi-site computing to enhance the productivity of travelers, workers in remote and field offices and virtual office environments. Both of Allin Consulting's operating entities, Kent Consulting Group, Inc. ("KCG") and KCS Computer Services, Inc. ("KCS"), are authorized as a Microsoft Solutions Provider Partners. Allin Consulting is also authorized as a service provider for Lotus, IBM and Novell.

     Allin Consulting provides consulting and custom development for mainframe systems, including application development, data base development and administration, data communications development and year 2000 conversion assistance for IBM proprietary technology. Allin Consulting also provides specialized technology consulting services for the banking industry, including business analysis, conversions for mergers and acquisitions, software product implementation, systems modification and support.

     Allin Consulting currently generates revenue from fees under its contracts for software design, network solutions, and consulting services for third party clients. Allin Consulting also provides technical and creative support in the development and improvement of proprietary interactive television and digital photography software for systems sold or operated by the Allin Systems business unit and it provides general technical support for all of the Company's operations.

     Allin Systems is a new business unit name for the former Allin Interactive Group business unit. The new name is intended to emphasize the comprehensive integration of its products and services into clients' information systems. Allin Systems provides customized interactive television systems and services as well as systems integration services specializing in interactive television and digital photography applications. Allin Systems' proprietary interactive television platform utilizes the Windows NT operating system, includes a multimedia digital file server and Windows-based software applications, and features high resolution and animated graphics, compressed full motion video, superior quality audio and flexible input capacity. The resource sharing architecture of the platform can provide its interactive services over a variety of network architectures, including the Internet, telephone and cable television systems, and other public and private communications networks. Allin Interactive has continually upgraded its interactive television capabilities, including the development of proprietary video server technology, which allows the system to provide multiple concurrent streams of MPEG1 and MPEG2 digital video. The centralized data processing features of Allin Systems' interactive television system allows for significant cost savings in end-user equipment, offering what the Company's management believes to be a competitive advantage over competitors' systems. The Company's interactive television operations have historically been concentrated in the international cruise industry. The Company believes that its technology can be readily adapted for on-demand video content tailored to many industries. The Company's current marketing strategy is centered on hospitals and educational institutions. Allin Systems' strategy for new industries, as well as for future activity in the cruise industry, is to market systems and applications on a systems integration revenue basis, where the customer will undertake the capital commitment for the system and Allin Interactive will receive fees for installation and any subsequent involvement in maintaining or operating systems. Allin Systems has installed one system on a cruise ship on this basis and is currently installing an interactive system in a new Mayo Clinic hospital being built in Phoenix, Arizona. This system was completed subsequent to the end of the third quarter of 1998. There can be no assurance that Allin Systems will be successful in obtaining systems integration contracts for new interactive television systems in the cruise industry or in other industry markets it is attempting to enter, or that, if successful, such installations will result in the desired improvements to the Company's results of operations and financial condition.

     Allin Systems' historical operations primarily involved operation of owned interactive television systems installed on cruise ships from which the Company derived transactional revenue, mainly from pay-per-view movies and gaming.
Allin Systems also earns management fees for operation of these systems. While the business unit's marketing focus has changed, the majority of revenue recognized during the third quarter of 1998 continued to be derived from shipboard transactional revenue and management fees. During the second quarter of 1998, Allin Interactive ceased providing interactive television service aboard three Royal Caribbean Cruise Line, Ltd. ("RCCL") vessels. Transactional revenue and management fees have been lost for these ships following termination of services. During the nine months ended September 30, 1998, revenue and gross profit derived from operations for RCCL represented approximately 4.2% and 7.7% of the Company's consolidated revenue and gross profit, respectively. The Company has not secured alternate deployment of the equipment removed from ships, despite extensive efforts in this regard. During the third quarter of 1998, the Company has recorded a loss of approximately $2,765,000 to writedown equipment removed from ships, as well as equipment associated with three interactive systems for which there are no long-term commitments for management
fees and for which the continuation of future operation is uncertain.   As of
September 30, 1998, Allin Systems operated systems on eight ships with an annual passenger base of approximately 739,000 operated by three cruise lines. The various cruise line agreements allow certain lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods. Norwegian Cruise Line ("NCL") has notified the Company that it plans to discontinue management fees for the interactive system aboard the Norwegian Dream after December 31, 1998. The Norwegian Dream has an annual passenger base of approximately 82,000 passengers.

     Allin Systems also offers systems integration services specializing in digital photography systems for professional photography businesses. Services include provision and installation of digital photography equipment, software and operating systems, system and software training and technical support and sale of equipment, consumables and supplies utilized in digital photography operations. The second quarter of 1998 was the first period during which this new strategy for digital photography services was fully implemented. Allin Systems has installed thirteen digital photography systems during the nine-month period ended September 30, 1998. Results under the new operating strategy make digital photography operations a more significant component of Allin Systems' operations than under the previous strategy. However, there can be no assurance that projects will continue to be obtained or that any carried out will result in the desired financial results.

     Allin Systems also provides computer and communications network related hardware, software and equipment. Allin Systems has developed purchasing capabilities and agreements with vendors providing it access to a wide spectrum of computer related hardware, software and networking equipment at competitive prices.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of September 30, 1998, the organizational legal structure consists of the Company, five wholly owned operating subsidiaries organized into two business units, and one non-operating wholly owned subsidiary. The Allin Consulting business unit includes the operations of KCG, a California corporation and KCS, a Pennsylvania corporation. The Allin Systems business unit includes the operations of Allin Interactive Corporation ("Allin Interactive"), formerly SeaVision, Inc., Allin Digital Imaging Corp. ("Allin Digital Imaging"), formerly PhotoWave, Inc., both of which are Delaware corporations, and Netright, Inc. ("Netright"), a California corporation. Allin Interactive Corporation continues to utilize the
tradename SeaVision in operations within the cruise industry.   Allin Holdings
Corporation, a Delaware corporation, is a non-operating subsidiary providing treasury management services to the Company.

     The Company has changed the names of KCS to Allin Consulting of Pennsylvania, Inc. It is the Company's intention to change the name of the other affiliate in the Allin Consulting business unit, KCG to a name which incorporates Allin Consulting. The Company intends to utilize common recruiting efforts, technical expertise and marketing materials across the business unit. The Company expects the name changes to take place during the fourth quarter of 1998.

Acquisition of KCS Computer Services, Inc.

     On August 13, 1998, the Company acquired all of the issued and outstanding stock of KCS, a provider of technology consulting and custom development services. KCS provides information technology professional services and offers its clients a complete portfolio of consulting and custom development services for client/server and mainframe systems including application development, data base development and administration, data communications development and year 2000 conversion assistance for IBM proprietary technology. KCS also provides specialized technology consulting services for the banking industry, including business analysis, conversions for mergers and acquisitions, software product implementation, systems modification and support. The operations of KCS have been integrated into the Company's Allin Consulting business unit. The Company believes the KCS acquisition serves to expand the array of services offered by the Allin Consulting business unit, as well as its technical expertise. The acquisition also significantly expands the geographic scope of the business unit's operations. KCS is headquartered in Pittsburgh, Pennsylvania and also maintains offices in Cleveland, Ohio and Erie, Pennsylvania. Services are provided to clients on a nationwide basis.

     The agreement for purchase of KCS provides for payment of up to $16,000,000 by the Company, including $14,400,000 at closing and potential contingent payments of up to $1,600,000. Closing payment terms included a cash payment of $2,443,061, issuance of $3,547,687 of the Company's common stock (805,195 shares valued at $4.406 per share for purposes of the acquisition agreement), secured promissory notes in the principal amounts of $6,200,000 and $2,000,000, and post-closing payment by or on behalf of KCS of a $209,252 tax liability. KCS had two outstanding notes due to a bank in the aggregate amount of approximately $627,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition.

     The secured promissory note for $6,200,000 bore interest at 5% per annum payable at maturity. Payment of principal of $3,000,000 was due at the earlier to occur of the sale of a wholly-owned subsidiary or the substantial portion of assets of the same or December 31, 1998. Payment of principal of $3,200,000 was due at the earlier to occur of the receipt of financing from a third party lender sufficient to refinance such portion of the note or December 31, 1998. The full amount of principal and accrued interest on this note was paid in October 1998 utilizing proceeds from the sale of SportsWave, funds borrowed under a credit agreement with S&T Bank (see Liquidity and Capital Resources), and operating funds of the Company.

     The secured promissory note for $2,000,000 bears interest at 6% per annum payable on the first business day of each calendar quarter. The principal balance of the note matures August 13, 2000. Subject to the approval of the holders of the Company's common stock, the $2,000,000 secured promissory note will be convertible into shares of the Company's common stock if not repaid on or before maturity. If not repaid, the note will convert into the number of shares of common stock equal to (a)the amount obtained by dividing the outstanding indebtedness by $4.406, or (b) at the holder's option, the amount obtained by dividing the outstanding indebtedness by the average of the bid and asked prices of the Company's common stock for the thirty days preceding maturity, subject to a $2.00 minimum per share price.

     The agreement for purchase of KCS also provides for contingent payments of up to $1,200,000 in cash and $400,000 in the Company's common stock. The amount of the contingent payments, if any, will be determined on the basis of KCS' Adjusted Operating Profit (as defined in the Stock Purchase Agreement for the KCS acquisition) for the period beginning January 1, 1998 and ending December 31, 1998. The former KCS shareholders are entitled to receive aggregate contingent payments equal to $4.67 for each dollar by which Adjusted Operating Profit exceeds $1,671,681, subject to maximum contingent payments of $1,600,000. Any contingent payments due will be made 75% in cash and 25% in the Company's Common Stock. The number of common shares issued, if any, will be computed by dividing 25% of aggregate contingent payments due by $4.406, which was the average of the bid and asked prices of the Company's Common Stock for the thirty-day period ending August 7, 1998. The $4.406 per share rate used for determining the number for shares to be issued, if any, equals that used in determining the number of shares issued at closing of the KCS Stock Purchase Agreement. The Company is required to deliver a calculation of any contingent payment due to the selling shareholders by February 28, 1999. Any contingent payments due are required to be made within ten days of the final determination of amount. KCS' adjusted operating profit, for purposes of the agreement, was approximately $926,000 for the nine months ended September 30, 1998. Any contingent payments to be made under the KCS Stock Purchase Agreement will be recorded as additional cost of the acquired enterprise. This treatment would result in additional goodwill being recorded by KCS, which would be amortized over the remaining estimated life for goodwill as of the time of the contingent payments. See Note 8-Acquisition of KCS computer Services, Inc. included in
Item 1 herein.

Sale of SportsWave, Inc.

     On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave to Lighthouse Holdings, Inc. ("Lighthouse"), pursuant to the terms of a Stock Purchase Agreement (the "SportsWave Stock Purchase Agreement") between the Company and Lighthouse. SportsWave provides sports marketing and promotion services including promotions and premiums, corporate incentive programs, event marketing, licensing and memorabilia. The Company's marketing strategy is now focused on providing technology consulting and development services specializing in Windows NT-based software development, engineering, and network integration services. The sports marketing business conducted by SportsWave was no longer consistent with the Company's strategic focus, which resulted in the Company's efforts to dispose of the sports marketing segment of its business.

     The SportsWave Stock Purchase Agreement provides for the payment by Lighthouse to the Company of $3,443,512. The sale proceeds are based on a purchase price of $3,500,000, as determined by negotiation between the Company and Lighthouse, less an estimated unearned revenue adjustment, of $56,488 related to certain sports marketing programs to be completed subsequent to the sale of SportsWave. Sale proceeds included $2,943,512 in cash received by the Company on October 1, 1998. The Company also received a promissory note in the principal amount of $500,000 which bears interest at the rate of 8.5% per annum, with principal and interest due and payable on December 31, 1998. The Company utilized the majority of the proceeds from the sale of SportsWave to repay a portion of notes payable related to its August 1998 acquisition of KCS.

     The Company acquired all of the issued and outstanding shares of capital stock of SportsWave on November 6, 1996. In addition to a cash payment at the time of acquisition of $2,400,000, the agreement included provisions for contingent earn-out payments up to a maximum of an additional $2,400,000. An interim contingent payment was to have been made in an amount equal to the amount by which six times the sum of SportsWave's operating income (as defined in the Agreement) for 1997 and 1998 divided by three exceeded $2,400,000. A final payment was to have been made in an amount equal to the amount by which six times the sum of SportsWave's operating income for 1997, 1998 and 1999 divided by three exceeded the sum of $2,400,000 plus any interim payment made. For purposes of the agreement, SportsWave had operating income of approximately $579,000 for 1997 and $292,000 during the six months ended June 30, 1998.

     In order to facilitate the sale of SportsWave to Lighthouse, the Company and the former shareholders of SportsWave agreed to a settlement of any contingent liability related to the earn-out provisions of the original stock purchase agreement. On October 6, 1998, the Company made aggregate payments of $600,000 to the former SportsWave shareholders in full settlement of any claims to interim or final earn-out payments that may have been due in the future. The former shareholders of SportsWave include several person related to the Company. Henry Posner, Jr. is a beneficial owner of greater than five percent of the Company's common stock. James C. Roddey is a director of the Company. Richard
W. Talarico is Chairman of the Board of Directors and Chief Executive Officer of the Company.


Results of Operations:
---------------------

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     The sale of SportsWave has been treated as disposal of a segment, with net results of operations of SportsWave presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave for the periods discussed.

Revenue

     The Company's total revenue for the three months ended September 30, 1998 was $4,540,000, an increase from total revenue of $2,183,000 for the three months ended September 30, 1997. The increase of $2,357,000, or 108%, between the periods is attributable primarily to a $2,460,000 increase in revenue for Allin Consulting's software development and network solutions operations. This increase is attributable to both the acquisition of KCS and growth in revenue in the Company's operations.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $3,375,000 during the three months ended September 30, 1998, from software development, network solutions consulting and related services. Comparable third quarter 1997 revenue was $915,000 from software development, network solutions consulting and related services. The substantial increase in software development and network solutions consulting revenue of $2,460,000, or 268%, is attributable to several factors. Revenue from the operations of KCS is included for two months of the quarter following the August 1, 1998 effective date of the acquisition for accounting purposes. Allin Consulting's areas of expertise, including the development of applications software and solutions for the desktop and distributed environments and networking, are growing segments of the overall computer services industry. Allin Consulting's expertise with Microsoft operating systems and software, which have and are expected to continue to increase in dominance, has contributed to the growth as demand has increased for consultants capable of developing specialized applications built around Microsoft products. Additional factors contributing to the increase in revenue between the periods include increased marketing efforts to obtain third-party engagements, particularly in the Northern California area and the recruitment of additional consultants. Since there is typically period to period variability among clients utilizing Allin Consulting's services as well as the size and scope of projects undertaken, there can be no assurance given that similar revenue levels or increases will be realized in future periods.
The Company intends to pursue growth in consulting services through increased marketing efforts and the evaluation of geographic expansion or additional
acquisitions of existing businesses.    The KCS acquisition significantly
enhanced the Company's technology consulting practice. The Company continues to seek additional opportunities for its Allin Consulting business unit. There can be no assurance, however, that the Company will be able to identify suitable and available acquisition opportunities or that it will be able to reach agreement with any identified candidate. There also can be no assurance that the Company will be successful in expanding Allin Consulting's level of revenue or gross profit, that it will be able to generate or obtain the capital necessary for geographic expansion or additional acquisitions, or that any expansion or acquisitions undertaken would result in the desired improvements to financial results.

     Allin Systems recorded revenue of $1,165,000 during the three months ended September 30, 1998, including $434,000 for shipboard transactional revenue including pay-per-view movies, video gaming and advertising, $322,000 for interactive system management fees from cruise line clients, $305,000 for digital photography systems integration and ancillary product sales, $96,000 for computer equipment and software sales, and $8,000 for interactive television systems integration services. Comparable third quarter 1997 revenue was $1,268,000 in total, including $403,000 for shipboard transactional revenue including pay-per-view movies and video gaming, $29,000 for interactive system management fees from cruise line clients, $43,000 for digital photography retail operations, $76,000 for computer equipment and software sales, and $717,000 for interactive television systems integration services. The decline between periods is attributable primarily to the decrease in revenue for interactive television systems integration services of $709,000 between the periods. During the three months ended September 30, 1997, $170,000 of interactive television systems integration revenue was derived from sale and installation of certain components of an interactive television system aboard the Royal Caribbean Cruise Lines' ("RCCL") ship Enchantment of the Seas. The Company also completed the first phase of installation of an interactive system aboard the Celebrity ship Mercury during this quarter which accounted for the majority of quarterly integration revenue. The Company is no longer installing interactive systems where it bears the majority of the capital cost of the system, as with the Enchantment. While the Company would undertake projects like the Mercury, where the capital cost of the system is borne by the client, no revenue was derived from similar projects during the three months ended September 30, 1998.

     The majority of the decline in interactive television systems integration was offset by substantial increases in revenue of $293,000 for interactive systems management fees and $262,000 for digital photography services and sales. Management fees for interactive systems began as a source of revenue during September 1997, but were not realized from certain cruise lines until the fourth quarter of 1997. Management fees were earned on all of the ship systems operated during the third quarter of 1998, which is responsible for the substantial increase between the periods. However, the various amendments and agreements allow certain of the cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods. Norwegian Cruise Line ("NCL") has notified the Company that it plans to discontinue management fees for the interactive system aboard the Norwegian Dream after December 31, 1998. Management fees recognized for this ship were approximately $30,000 for the three months ended September 30, 1998. The increase in revenue from digital photography operations is attributable to Allin Systems' change in strategy in early 1998 to become a provider of systems integration services for the installation of digital photography systems, technical support, and sale of ancillary products related to the systems. Operations under the new strategy continue to produce substantially greater revenue in 1998 than retail digital photography operations produced in 1997. There can be no assurance, however, that substantial increases in revenue levels will continue to be realized.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $2,676,000 during the three months ended September 30, 1998 as compared to $1,403,000 during the three months ended September 30, 1997. The primary reason for the increase in cost of sales of $1,273,000 between the periods was the $1,726,000 increase in cost of sales for Allin Consulting's technology consulting and development services, which corresponded to a substantial revenue increase from these services. Gross profit of $1,864,000 was recognized during the third quarter of 1998, as compared with $780,000 during the prior-year quarter. Significant contributors to the increase in gross profit realized include the growth in Allin Consulting's software development and consulting services and Allin Systems' growth of interactive television management fees.

     Allin Consulting recorded a total of $2,265,000 for cost of sales for software development and technology consulting during the three months ended September 30, 1998. Comparable third quarter 1997 cost of sales was $539,000. Increases in cost of sales are also attributable to the factors that resulted in increases in revenue for these services, primarily the KCS acquisition, and growth in the Company's KCG operations due to enhanced marketing efforts and increased demand for Microsoft focused services. Gross profit for the three months ended September 30, 1998 was $1,100,000 related to software development and technology consulting. Comparable third quarter 1997 gross profit was $376,000. Again, the substantial increase in consulting revenue, both from acquisition and internal growth, is principally responsible for the increase in gross profit. The increase in gross profit was 195% for Allin Consulting between the quarterly periods ended September 30, 1997 and 1998.

     Allin Systems recorded a total of $411,000 for cost of sales during the three months ended September 30, 1998, including $254,000 related to digital photography operations, $81,000 related to pay-per-view movies, $74,000 for hardware and software sales and $1,000 for interactive television systems integration services. Comparable third quarter 1997 cost of sales was $864,000, including $32,000 for digital photography, $103,000 for pay-per-view movies, $74,000 for hardware and software sales, and $655,000 for systems integration services. The increase in cost of sales for digital photography operations is attributable to the substantial increase in revenue under the marketing strategy implemented in 1998. Cost of sales for pay-per-view movies decreased as a percentage of movie revenue between the periods from 41% to 36%. This improvement is due to the addition of some movie content with a fixed cost per title rather than cost as a percentage of revenue. The substantial decline in the level of interactive television systems integration cost of sales between the periods was due to the inclusion of projects related to installation of interactive television systems during the 1997 period. There were no comparable projects during 1998. Gross profit recognized by Allin Systems during the three months ended September 30, 1998 was $754,000, including $352,000 from shipboard transactional revenue, $322,000 from interactive system management fees for which there are no associated cost of sales, $51,000 from digital photography operations, $22,000 from hardware and software sales and $7,000 from interactive television systems integration services. Comparable third quarter 1997 gross profit amounts were $404,000 in total, including $300,000 from shipboard revenue, $29,000 from interactive system management fees, $11,000 from digital photography operations, $2,000 from hardware and software sales and $62,000 from systems integration. The overall increase in gross profit between the periods was $350,000, or 87%, despite a decrease in revenue of $103,000, or 8%. The addition of management fees for the operation of interactive systems is the primary reason for this margin increase. The third quarter of 1997 also included an interactive systems integration project for RCCL related to a ship interactive system for which negative margin of $67,000 was realized. This project was for sale of components integral to a ship interactive television system. Allin Systems would have borne the full cost of the equipment if RCCL had not purchased it for $170,000.

Selling, General & Administrative Expenses

     The Company recorded $5,452,000 in selling, general & administrative expenses during the three months ended September 30, 1998, as compared with $2,664,000 during the three months ended September 30, 1997. The increase of $2,788,000, or 105% in selling, general & administrative expenses is attributable to a loss recorded during the third quarter of 1998 for impairment of certain interactive television system equipment of approximately $2,765,000. Excluding this loss, selling, general & administrative expenses were virtually unchanged.

     Allin Systems maintained an inventory of equipment removed from three RCCL ship interactive television systems which had ceased operations during the second quarter of 1998, as well as equipment from the Cunard Line Ltd. ("Cunard") ship Queen Elizabeth 2 system which had terminated operations in December 1997 and a system for the NCL ship Norway which had not been completed. From the time this equipment became available for reuse, Allin Systems sought alternative productive use of the equipment, which included substantive discussions with several cruise lines concerning installation of systems. During August 1998, the last of these substantive discussions was terminated by Carnival Cruise Lines ("Carnival") at the time it was announced that Carnival had contracted with a competitor for installation of an interactive television system aboard a Carnival ship. Discussions with Carnival at the time of these events also caused Allin Systems' management to regard continued long-term operation of the interactive systems aboard two Carnival vessels to be in jeopardy. Under the terms of the Company's agreement with Carnival, discontinuation of management fees and/or termination of services may be made upon thirty days' notice. During August 1998, Allin Systems also was informed by NCL that it would discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998, in accordance with the terms of its agreement. The Company determined that the events described represented facts and circumstances indicating that the carrying value of these assets may not be recoverable because of the lack of short-term prospect of reuse for the equipment maintained as inventory and because of a substantive prospect of termination of operations or lack of adequate cash flow due to the discontinuation of management fees for the operating systems. The Company determined estimated salvage values for all of the equipment and estimated undiscounted cash flows for the operating systems and determined that the assets were impaired. The Company recorded a loss of $2,765,000 during August 1998 to write-down the assets to estimated fair values.

     Selling, general & administrative expenses during the third quarter of 1998 included $854,000 of depreciation and amortization expense as compared with $1,058,000 in depreciation and amortization expense during the three months ended September 30, 1997. Excluding these non-cash expenses and unusual costs such as the write-down due to impairment of assets, remaining selling, general & administrative expenses were $1,833,000 for the three months ended September 30, 1998, as compared with $1,606,000 for the prior period, an increase of 14%. This increase was due to the addition of KCS's overhead during the third quarter of 1998. Without this addition, selling, general & administrative expenses would have declined between the periods.

     As noted previously, depreciation and amortization expenses were $854,000 in the third quarter of 1998 as compared with $1,058,000 during the third quarter of 1997. The 19% decrease between the periods is attributable to the write-down of capitalized software development costs related to proprietary digital imaging technology and reductions in on-board equipment due to the loss from impairment of asset value discussed above.

     Research and development expense included in selling, general & administrative expense was $78,000 during the third quarter of 1998, as compared to $12,000 during the third quarter of 1997. Expense incurred during the third quarter of 1998 related primarily to research of improvements to the functionality of the in-cabin or end-user operating system and components of its interactive technology applications, continued video server technology development, and adaptation of proprietary interactive digital photography systems. The Company expects research and development to continue during the remainder of 1998 for certain of these projects. See "Liquidity and Capital Resources" below for additional information related to these projects project involving the end-user operating system for interactive applications.

Loss from Continuing Operations

  The Company's loss from continuing operations increased from $1,884,000 for the three months ended September 30, 1997 to $3,588,000 for the three months ended September 30, 1998. The increase in loss from operations of $1,704,000 resulted from the $2,788,000 increase in selling, general & administrative expenses between the periods due to the impairment loss, partially offset by a $1,084,000 improvement in gross margin due to substantial increases in higher margin technology consulting revenue and improved margins at Allin Systems. Exclusive of the impairment loss of $2,765,000 and non-cash expenses for depreciation and amortization of $854,000, operating income would have been $31,000.

Discontinued Operations

  The Company recorded a loss from the operation of its discontinued sports marketing business of $64,000 during the third quarter of 1998, as compared with a loss of $95,000 during the third quarter of 1997. The Company recognized a gain of $1,499,000 on the disposal of SportsWave as of its September 30, 1998 sale. The gain was calculated by comparing sale proceeds to the Company's investment balance in SportsWave, which consisted of the cost of acquisition, adjusted for the Company's interest in the operations of SportsWave, the settlement of contingent payments due to the former owners of SportsWave, and residual intercompany balance.

Net Loss

  The Company's net loss for the three months ended September 30, 1998 was $2,218,000, as compared to $1,992,000 for the three months ended September 30, 1997. The increase in net loss between the periods resulted from the increases in selling, general & administrative expenses described above, partially offset by the improvements to gross profit and the gain on disposal of a segment described above.

Results of Operations:
---------------------

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     The sale of SportsWave has been treated as disposal of a segment, with net results of operation of SportsWave presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave for the periods discussed.

Revenue

     The Company's total revenue for the nine months ended September 30, 1998 was $9,568,000, as compared to revenue of $6,922,000 recognized for the nine months ended September 30, 1997. The increase of $2,646,000, or 38%, between periods is attributable to substantial increases in several types of revenue;
(1)Allin Consulting's software development and technology consulting fees associated with the acquisition of KCS, (2)internally generated growth at Allin Consulting, (3)Allin Systems' interactive television system management fees due to their existence for the full period in 1998, and (4)digital photography systems integration revenue resulting from the change in market strategy. These revenue increases more than offset a substantial reduction in interactive television systems integration revenue for services to the cruise industry.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $6,123,000 during the nine months ended September 30, 1998 from software development and technology consulting services. For the nine months ended September 30, 1997, revenue of $2,390,000 was recognized from software development and technology consulting services. The substantial increase in revenue of $3,733,000, or 156%, is attributable to the factors discussed previously in the three month analysis, including the acquisition of KCS, growing demand for specialized Microsoft consulting and increased marketing efforts. The Company intends to pursue growth in consulting services through continuing to increase marketing efforts, and the evaluation of geographic expansion or additional acquisition of existing businesses. The KCS acquisition significantly enhanced the Company's technology consulting practice. The Company continues to seek additional opportunities for its Allin Consulting business unit. There can be no assurance, however, that the Company will be able to identify suitable and available acquisition opportunities or that it will be able to reach agreement with any identified candidate. There also can be no assurance that the Company will be successful in expanding Allin Consulting's level of revenue or gross profit, that it will be able to generate or obtain the capital necessary for geographic expansion or acquisitions, or that any expansion or acquisition undertaken would result in the desired improvements to financial results.

     Allin Systems recorded revenue of $3,445,000 during the nine months ended September 30, 1998, including $1,313,000 for shipboard transactional revenue, primarily from pay-per-view movies and video gaming, $1,007,000 for interactive system management fees, $755,000 for activities in the digital photography market, $251,000 for computer hardware and software sales, and $119,000 for systems integration services provided to the cruise industry. Comparable period 1997 revenue was $4,532,000 in total, including $1,106,000 for shipboard transactional revenue, $29,000 for management fees, $78,000 for digital photography operations, $161,000 for hardware and software sales and $3,158,000 for systems integration services. The revenue decrease of $1,077,000 between the periods is attributable substantially to the decrease in systems integration services related to the cruise industry, which declined by $3,039,000. During the first nine months of 1997, revenue of $1,240,000 was recognized relating to a project for retrofit of the ship broadcast center aboard the Cunard ship Queen Elizabeth 2 (services which the Company no longer offers), as well as revenue relating to the sale of significant components of several interactive television systems in connection with interactive television installations. There were no comparable projects conducted during 1998. Allin Systems was able to offset approximately 65% of this revenue decline through the addition of new sources of revenue such as interactive television system management fees and by substantially increasing revenue from digital photography operations due to the change in strategy from a retail photography operation to a provider of specialized digital imaging systems integration services and products to the photography marketplace. These areas represent revenue increases of $978,000 and $677,000 between the periods, respectively. Management fees were terminated at various points in May and June 1998 on three RCCL ships due to the termination of operations on those ships. Management fees earned from RCCL operations were $194,000 and $-0- during the nine-month periods ended September 30, 1998 and 1997, respectively. This lost revenue however, is offset by a fee increase realized under its agreement with Celebrity. Management fees expected to be earned during the remainder of 1998 would not substantially differ from those realized during the first quarter of 1998, assuming continuation of fees on all ships where the Company currently operates its system. The various amendments and agreements allow certain of the cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1998 and any following periods. NCL has notified the Company that it plans to discontinue management fees for the interactive system aboard the Norwegian Dream after December 31, 1998. Management fees recognized for this ship were approximately $53,000 for the nine months ended September 30, 1998. Allin Systems also realized revenue growth of $207,000 between the periods in shipboard transactional revenue due to movie price increases, and changes to wagering default and buy-in amounts. Transactional revenue earned from RCCL ships was $356,000 and $123,000 during the nine months ended September 30, 1998 and 1997, respectively.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $5,088,000 during the nine months ended September 30, 1998 as compared to $4,502,000 during the nine months ended September 30, 1997. Reasons for the increase in cost of sales of $586,000 between the periods include substantial increases related to increased software development and technology consulting and digital photography systems integration and ancillary sales revenue partially offset by a substantial decrease in cost of sales for systems integration services. Gross profit of $4,480,000 was recognized during the first nine months of 1998, as compared with $2,420,000 during the first nine months of 1997. Significant contributors to the increase in gross profit realized include the growth in Allin Consulting's software development and network solutions services and Allin Systems' increase in interactive television management fees.

     Allin Consulting recorded a total of $3,896,000 for cost of sales during the nine months ended September 30, 1998 related to software development and technology consulting. Comparable period 1997 cost of sales was $1,443,000. Increases in cost of sales are attributable to the factors that resulted in increases in revenue for these services, primarily the acquisition of KCS, but also growing demand for Microsoft specialization and enhanced marketing efforts. Gross profit for the nine months ended September 30, 1998 was $2,227,000. The comparable period 1997 gross profit amounts was $947,000. Again, the substantial increase in consulting revenue is principally responsible for this increase in gross profit. The increase in gross profit was 135% for Allin Consulting between the nine-month periods ended September 30, 1998 and 1997.

     Allin Systems recorded a total of $1,192,000 for cost of sales during the nine months ended September 30, 1998, including $659,000 related to digital photography operations, $239,000 related to pay-per-view movies, $214,000 for computer hardware and software sales and $80,000 for interactive television systems integration services. Comparable period 1997 cost of sales was $3,059,000, including $59,000 for digital photography, $249,000 for movies, $150,000 for hardware and software sales and $2,601,000 for systems integration services. As noted previously in the discussion of nine month revenue, there were several large systems integration projects carried out for cruise lines during the this period of 1997. There were no comparable projects in 1998, resulting in the substantial reduction in cost of sales for systems integration. The increase in cost of sales related to digital photography operations corresponds to the substantial increase in revenue under the new digital photography strategy. Cost of sales for pay-per-view movies decreased by $10,000 between the periods, or 4%. However, movie revenue increased 14% between the nine-month periods. The increasing margin on pay-per-view movies has resulted from the addition of movie content priced under a fixed cost rather than percentage of revenue basis. Gross profit recognized by Allin Systems during the nine months ended September 30, 1998 was $2,253,000, including $1,074,000 from shipboard transactional revenue, primarily pay-per-view movies and gaming, $1,007,000 from interactive system management fees for which there are no associated cost of sales, $96,000 from digital photography operations, $39,000 from interactive television systems integration services, and $37,000 attributable to hardware and software sales. Comparable gross profit amounts for the first nine months of 1997 were $1,473,000 in total, including $857,000 from shipboard transactional revenue, $29,000 from management fees, $19,000 from digital photography operations, $557,000 from interactive television systems integration, and $11,000 from hardware and software sales. The overall increase in gross profit between the periods was $780,000, or 53%, despite a decrease in revenue of $1,077,000, or 24%. The addition of management fees for the operation of interactive systems is the primary reason for this margin increase. The substantial decrease in interactive systems integration gross profit was due to the decline in activity related to portions of interactive systems sold to cruise lines. Activity of this type in 1997 included three projects performed for RCCL on which a gross loss of $404,000 was realized on revenue of $644,000.

Selling, General & Administrative Expenses

     The Company recorded $10,936,000 in selling, general & administrative expenses during the nine months ended September 30, 1998, as compared with $10,326,000 during the nine months ended September 30, 1997. The overall increase of $610,000, or 6% in selling, general & administrative expenses is attributable primarily to losses for write-down of interactive television equipment due to impairment of asset value or termination of ship operations. Such losses totaled $2,997,000 during the first nine months of 1998. There were
no similar losses of this type in 1997.   This expense is largely offset by the
Company's expense reduction efforts implemented beginning in the second quarter of 1997 and which continued through the third quarter of 1998. Both periods included charges for severance accruals for employee terminations of approximately $329,000 during the first nine months of 1997 and approximately $491,000 during the first nine months of 1998.

     Selling, general & administrative expenses during the first nine months of 1998 included $2,693,000 of depreciation and amortization expense as compared with $2,970,000 in depreciation and amortization expense during the nine months ended September 30, 1997. Excluding the unusual costs noted above and non-cash expenses, remaining selling, general & administrative expenses were $4,755,000 for the nine months ended September 30, 1998, as compared with $7,027,000 for the prior period, a reduction of 48%, despite the inclusion of KCS for two months of the 1998 period. The Company's cost reduction efforts have included reductions in personnel, particularly personnel associated with prospective applications of the Company's interactive and digital imaging technologies, in executive management and in administrative staff positions. Other areas where the Company was able to realize significant expense savings between the periods included generalized marketing expenses, consulting expenses, office rental costs, travel costs and shipboard operating expenses.

     Research and development expense included in selling, general & administrative expense was $138,000 during the first nine months of 1998 as compared to $65,000 during the comparable period of 1997. Expense incurred during the first nine months of 1998 related primarily to research of improvements to the functionality of the in-cabin or end-user operating system and components of its interactive technology applications, continued video server technology development, and adaptation of proprietary interactive digital photography systems for Macintosh based equipment. The Company expects research and development to continue during the remainder of 1998 for certain of these projects. See "Liquidity and Capital Resources" below for additional information related to these projects project involving the end-user operating system for interactive applications.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased from $7,906,000 for the nine months ended September 30, 1997 to $6,456,000 for the nine months ended September 30, 1998. The $1,450,000, or 18%, improvement resulted from the substantial increase in gross profit realized between the periods primarily due to growth in software development and technology consulting and the addition of interactive television management fees.

Discontinued Operations

     The Company recorded income from the operation of its discontinued sports marketing business of $220,000 during the first nine months of 1998, as compared with a loss of $55,000 during the comparable period of 1997. The Company recognized a gain of $1,499,000 on disposal of SportsWave as of its September 30, 1998 sale. The gain was calculated by comparing sale proceeds to the Company's investment balance in SportsWave, which consisted of the cost of acquisition, adjusted for the Company's interest in the operations of SportsWave, the settlement of contingent payments due to the former owners of SportsWave, and residual intercompany balance.

Net Loss

     The Company's net loss for the nine months ended September 30, 1998 was $4,695,000, as compared to $7,736,000 for the nine months ended September 30, 1997. The decrease in net loss between the periods resulted from the improvements to gross profit and gain on disposal described above, partially offset by a $251,000 decrease in net interest income between the periods.

Liquidity and Capital Resources

     At September 30, 1998 the Company had cash and liquid cash equivalents of $5,285,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1997 was a decrease of $1,517,000. The net change during the three months ended September 30, 1998 was an increase of $174,000.

     The Company recognized a net loss for the nine months ended September 30, 1998 of $4,695,000. Included in the net loss were non-cash expenses of $5,803,000 including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation, losses from write-down or disposal of assets and minority interest in the net loss of a non-consolidated corporation, partially offset by a gain of $1,499,000 recorded on the disposal of SportsWave. Cash flows from operating activities during the period resulted in an outflow of $758,000 during the nine months ended September 30, 1998. In addition to the $388,000 used by current operations, there were also working capital adjustments impacting the cash flow, including an increase in assets held for sale of $266,000, primarily for costs associated with the Mayo Clinic interactive television project, which will be completed in the fourth quarter of 1998. The Company also experienced working capital adjustments from a decrease of $253,000 in its accounts payable.

     Another significant factor affecting cash flow during the first nine months of 1998 was $316,000 of capital expenditures. Significant areas of expenditure included computer hardware, software and communications equipment for Allin Consulting due to periodic upgrading of technology, buildout and equipment expenditures related to relocation of Allin Interactive's office in Fort Lauderdale, Florida and the expansion of virtual office capabilities for the Florida operations.

     In connection with the KCS acquisition in August 1998, the Company sold 2,750 shares of a newly designated series of preferred stock, Series B Redeemable Preferred Stock, and related warrants to purchase shares of common stock at the purchase price of $1,000 per Series B share, resulting in proceeds to the Company of $2,750,000, most of which were utilized to pay a portion of the initial cash portion of the KCS purchase. Approval of the convertibility feature of the Series B shares and related warrants is subject to approval of the majority of the Company's common shares. The Company anticipates a vote on these matters in December 1998. If common shareholder approval is obtained, until and including August 13, 1999, the first anniversary of the original issuance of the Series B preferred shares, each share will be convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 Nasdaq price prior to the date of closing of the acquisition of KCS or (b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of (i) 85% of the closing price of the common stock as reported by Nasdaq on the trading date prior to the date of conversion, or (ii) $2.00. After the first anniversary of the original issuance of Series B preferred shares, each share is convertible into the number of shares of common stock determined by (a) above, or (b) if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on the trading date following
the first anniversary of the closing date.   Purchasers of Series B shares
received warrants to purchase an aggregate of 647,059 shares of Common Stock which have an exercise price of $4.25 per common share, the price of the common stock as of the last trading day prior to the KCS closing. The exercise price may be paid in cash or by exchange of a like value of Series A Convertible Redeemable Preferred Stock. Series B shareholders are entitled to receive payment of cumulative quarterly dividends at a rate of 6% payable in arrears as of the last day of October, January, April and July (subject to legally available funds). If the holders of the Company's common stock have not approved the convertibility features of the Series B preferred stock on or before December 31, 1998, the Company will be required to redeem the Series B shares at a price of $1,000 per share, plus accrued and unpaid dividends of $10 per share. Accrued but unpaid dividends on the Series B preferred stock were approximately $23,000 as of September 30, 1998.

     The acquisition of KCS included the delivery by the Company of two notes payable in the principal amounts of $6,200,000 and $2,000,000 to the former majority owner of KCS, James S. Kelly, Jr. The $6,200,000 note bore interest at 5%. The principal amount and accrued interest for this note of approximately $43,000 were paid on October 2, 1998, utilizing $2,843,000 from proceeds received for the sale of SportsWave, $1,000,000 borrowed under a loan agreement with S&T Bank entered as of October 1, 1998, as described below, and

$2,400,000 from the Company's working capital. The $2,000,000 note bears interest at the rate of 6% payable quarterly on the first business day of each calendar quarter. The principal amount of the note matures August 13, 2000. Subject to approval of the holders of the Company's common stock, the principal amount of the note will be convertible at maturity at a conversion rate equal to that used for the stock issued in the KCS acquisition of $4.406 or the average market price for the thirty days preceding maturity, subject to a $2.00 minimum price. Additional information regarding convertibility of this note is contained in the Company's Current Report on Form 8-K dated as of August 13, 1998.

     Proceeds from the sale of SportsWave of $2,943,512 were received by the Company on October 1, 1998. The Company also received a promissory note in the principal amount of $500,000 bearing interest at the rate of 8.5% per annum, with principal and interest due and payable on December 31, 1998. The Company utilized the majority of the proceeds from the sale of SportsWave to repay a portion of notes payable related to its August 1998 acquisition of KCS. In order to facilitate the sale of SportsWave to Lighthouse, the Company and the former shareholders of SportsWave agreed to a settlement of any contingent liability related to the earn-out provisions of the original stock purchase agreement. On October 6, 1998, the Company made aggregate payments of $600,000 to the former SportsWave shareholders in full settlement of any claims to interim or final earn-out payments that may have been due in the future.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank has agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The expiration date of the S&T Loan Agreement is September 30, 1999.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes, and to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of KCS. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition related debt.

     Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. The applicable interest rate shall increase or decease from time to time as S&T Bank's prime rate changes. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

     The S&T Loan Agreement includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The Company and its subsidiaries, except for KCG and Allin Holdings Corporation, are required to maintain depository accounts with S&T Bank, in which accounts the bank will have a collateral interest.

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement attached as an exhibit to the Company's Current Report on Form 8-K dated as of September 30, 1998. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series B preferred shares or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As was noted earlier during the discussion of research and development expenses, the Company plans to continue certain research and development activities during the remainder of 1998. The Company undertook a project expected to reduce the cost and improve the functionality and processing speed of the in-cabin or end-user portion of the Company's interactive television system. Historically, Allin Systems has utilized proprietary interfaces with certain third party software for communication of interactive commands and responses between the end-users and centralized processing servers. This feature of the system architecture has dictated the usage of certain specialized end-user hardware. During the course of the Company's research, it has identified another potential external source for the end-user equipment that may offer the advantages of reduced cost and additional functionality that the Company desires. Accordingly, the Company has shifted the focus of the project
to evaluation of the externally produced equipment.   The Company believes that
the alternate third party equipment could result in a system cost reduction that will make the system cost effective for a larger user market. There can be no assurance, however, that the Company will be successful in developing interfaces for the new end-user systems, that testing and use of the alternate third party products will result in the desired improvements to end-user functionality, or that, if developed, such systems will result in the desired cost reductions for and increased sales of interactive systems. The Company estimates the remaining cost of research and development for this project at approximately $150,000 for completion during the first half of 1999.

     The Company expects that capital expenditures of all types for the remainder of 1998, including software development projects, will be approximately $200,000. Preliminary forecasts for 1999 indicate expected capital expenditures of approximately $500,000. Business conditions and management's plans may change during the remainder of 1998 and during 1999, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions warrant.

     As of September 30, 1998, the Company has outstanding $2,500,000 of Series A Convertible Redeemable Preferred Stock. Accrued but unpaid dividends on the preferred stock were approximately $459,000 as of September 30, 1998. Dividends are payable at a rate of eight percent and are cumulative. The Company's obligation for dividends will remain through the maturity of the preferred stock in June 2006, unless redeemed earlier by the Company.

     In November 1998, the Company and Les D. Kent, the Company's President and the former sole shareholder of KCG, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of KCG. The acquisition of KCG in November 1996 included terms for a contingent payment of up to $2,800,000 based on KCG's average annual operating income (as defined in the agreement) for the three years 1997, 1998, and 1999. Under the amendment, the amount of the payment due (which is no longer contingent) has been fixed at $2,000,000. The amended note provides for principal payments of $1,000,000 plus any accrued interest due on April 15, 2000 and October 15, 2000. The amendment, however, provides that the Company may defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. Accrued interest is payable quarterly beginning on April 15, 2000. The Company believes this amendment is beneficial because it will preclude potential increases to contingent payments that may have resulted under the prior formula from the acquisition of other businesses by KCG. The Company is currently seeking acquisitions of software development and Microsoft-specialist consulting firms in Northern California to be merged into KCG's operations. There can be no assurance, however, that the Company will be successful at identifying and acquiring businesses to be merged into KCG's operations, or that any acquired will result in the desired improvements to KCG's financial performance. The Company also believes that the ability to defer principal payments will be beneficial to its liquidity over the next two years. Fixing the amount of the contingent payments also eliminates the risk that payments determined under the prior formula might exceed $2,000,000.

     The contingent payments to be made under the amended promissory note will be recorded as additional cost of the acquired enterprise. The Company will record a liability for these payments in November 1998 The fixing of the contingent payment amount will result in additional goodwill being recorded by KCG, which would be amortized over the remaining estimated life for goodwill of five years. Emerging Issues Task Force Issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including factors involving terms of continuing employment, factors involving components of shareholder group, factors involving reasons for contingent payment provisions, factors involving formula for determining contingent consideration, and factors involving other agreements and issues. The Company's analysis of these factors indicates contingent payments should be accounted for as additional cost of the acquired enterprise rather than compensation expense. Key factors in the evaluation include the Company's ability to defer principal payments and the lack of similarity of the payments to any prior compensation or profit sharing model.

     The agreement for purchase of KCS provides for contingent payments of up to $1,200,000 in cash and $400,000 in the Company's common stock. The amount of the contingent payments, if any, will be determined on the basis of KCS' Adjusted Operating Profit (as defined in the Stock Purchase Agreement for the KCS acquisition) for the period beginning January 1, 1998 and ending December 31, 1998. The former KCS shareholders will receive aggregate contingent payments equal to $4.67 for each dollar by which Adjusted Operating Profit exceeds $1,671,681, subject to maximum contingent payments of $1,600,000. Any contingent payments due will be made 75% in cash and 25% in the Company's Common Stock. The number of common shares issued, if any, will be computed by dividing 25% of aggregate contingent payments due by $4.406, which was the average of the bid and asked prices of the Company's Common Stock for the thirty-day period ending August 7, 1998. The $4.406 per share rate used for determining the number for shares to be issued, if any, equals that used in determining the number of shares issued at closing of the KCS Stock Purchase Agreement. The Company is required to deliver a calculation of any contingent payment due to the selling shareholders by February 28, 1999. Any contingent payments due are required to be made within ten days of the final determination of amount. KCS' adjusted operating profit, for purposes of the agreement, was approximately $926,000 for the nine months ended September 30, 1998.

     Any contingent payments to be made under the KCS Stock Purchase Agreement will be recorded as additional cost of the acquired enterprise. This treatment would result in additional goodwill being recorded by KCS, which would be amortized over the remaining estimated life for goodwill as of the time of the contingent payments. EITF 95-8 describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including factors involving terms of continuing employment, factors involving components of shareholder group, factors involving reasons for contingent payment provisions, factors involving formula for determining contingent consideration, and factors involving other agreements and issues. The Company's analysis of these factors indicates contingent payments should be accounted for as additional cost of the acquired enterprise rather than compensation expense. Key factors in the evaluation include no disparity in contingent payment based on continuing employment, reasonableness of compensation levels for former shareholders remaining as key employees, and contingent formula based on a multiple of earnings.

     The Company believes, in light of its current operations as discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by its current operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twenty-four months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Year 2000 Issue

     The Year 2000 computer issue primarily results from the fact that information technology hardware and software systems and other non-information technology products containing embedded microchip processors were originally programmed using a two digit format, as opposed to four digits, to indicate the
year.   Such programming will be unable to interpret dates beyond the year 1999, which could cause a system or product failure or other computer errors and a disruption in the operation of such systems and products.

State of Readiness

     The Company has established an internally staffed project team to address Year 2000 issues. The team is implementing a plan that focuses on Year 2000 compliance efforts for information and non-information technology systems for the entire Company. The systems include (1) information systems software and hardware such as accounting systems, personal computers, servers and software,
(2) shipboard equipment including the Company's interactive systems aboard eight cruise vessels and (3) certain essential non-information technology systems such as telephones and HVAC. The Company has identified five phases for the project team to address for each of the Company's risk areas. These phases are (1) an inventory of the Company's systems described above, (2) assessment of the systems to determine the risk and apparent extent of year 2000 problems, (3) remediation of identified problems, (4) testing of systems and products for Year 2000 readiness and (5) contingency planning for the worst-case scenario.

     Inventories have been completed for all Company software applications, hardware and shipboard operating systems, and the Company expects to complete an inventory of at-risk new information technology systems by the second or third quarter of 1999. The project team is currently assessing compliance issues related to the Company's information hardware and software, and expects to complete such assessment by the end of the first quarter of 1999. The Company expects that some amount of testing will be performed during this assessment phase. Thus far, the task force believes that the Company's main accounting system is Year 2000 compliant, but it has identified a problem in certain of the Company's information hardware programming. Remediation of this identified problem as well as other hardware and software problems that may be identified is expected to begin in the first quarter of 1999 and to be completed by the second or third quarter of 1999, and that testing of all critical systems will be conducted during the third and fourth quarters of 1999. The Company has identified and created a list of its third party software manufacturers and is either contacting them directly or monitoring their products through published information concerning Year 2000 compliance. The Company intends to solicit information regarding its internal non-information technology systems such as telephones and HVAC prior to July 1999. Any required remediation and testing of the Company's non-information technology systems is expected to be completed during the third and fourth quarters of 1999. The Company is also soliciting or monitoring information regarding the cruise lines' onboard billing systems, which interface with the Company's interactive systems. Any issues raised through these solicitations will be addressed in the Company's contingency plans.

     Although the Company's material supply requirements can predominantly be filled by a large number of suppliers, the Company is currently planning a program to track the Year 2000 compliance status of its material vendors and suppliers, which program is expected to be implemented some time in the second or third quarter of 1999. Management believes that this will provide sufficient time to find other sources of materials if it anticipates that any of its vendors will encounter delivery problems due to Year 2000 issues. There can be no assurance, however, that the Company will be successful in finding alternative Year 2000 compliant suppliers and service providers, if required. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance and the Company is unable to replace them, the Company's business or operations could be adversely affected.

Risks of Company's Year 2000 Issues

     The Company is in the process of determining its contingency plans, which are expected to include the identification of the Company's most reasonably likely worst-case scenarios. At this time, the Company does not have sufficient information to access the likelihood of such worst-case scenarios. Currently, the Company believes that the most reasonably likely sources of risk to the Company include (1) the disruption of revenue production from its eight interactive television systems aboard cruise ships, through failures in the systems or the failure of the cruise lines shipboard billing systems; (2) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers, and; (3) the possibility that Year 2000 issues develop in interactive systems sold by the Company or in any contemplated future sales.

     Based on its current assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on the Company's financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon identification and remediation of deficiencies and the Year 2000 compliance of third parties, both domestic and international, such as vendors and suppliers. Consequently, the Company is unable to determine at this time whether Year 2000 failures will materially affect the Company. If the Company is unable to successfully identify and timely remediate Year 2000 problems or the level of timely compliance by key suppliers and service providers is not sufficient, Year 2000 failures could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant business disruptions. The Company believes that its compliance efforts have and will continue to reduce the impact on the Company of any such failures.

Contingency Plans

     The Company is preparing its contingency plans to identify and determine how to handle its most reasonably likely worst-case scenarios. Preliminary contingency plans are expected to be completed during the first quarter of 1999. Comprehensive contingency plans are estimated to be complete by the second or third quarter of 1999.

Costs

     The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company anticipates that any work required for assessment, remediation and testing efforts will be conducted using internal resources. Without any allocation from the salaries of relevant internal personnel, the Company has not expended a material amount of direct costs of efforts to address Year 2000 issues. Given the information that the Company has been able to ascertain to date regarding potential Year 2000 problems relating to its information technology and non-information technology systems, management does not believe that external remediation costs will exceed $100,000 through December 1999. It is anticipated that any costs associated with these remediation efforts will be expensed.

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

     Limited Operating History Under Reorganization of Operations and New Marketing Strategies. The Company implemented a reorganization of its operations during February 1998 into two business units, Allin Consulting and Allin Systems. Furthermore, the Company fundamentally changed the marketing strategies of Allin Systems with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations in February 1998. Allin Systems now seeks to sell customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system. To date, Allin Interactive has completed one system installation on a cruise ship under this model and is currently installing a system for a hospital. Allin Digital Imaging has moved from a retail digital photography strategy to providing systems integration services specializing in the installation of digital photography systems for professional photography businesses. Because the Company has only a limited history of operations in the present configuration of business units and with the current marketing strategies for Allin Interactive, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Integration of Acquired Entity. The Company acquired the operations of KCS in August 1998. The Company intends to operate this entity in its Allin Consulting business unit with KCG and to undertake joint marketing, recruiting and training programs for both entities. Furthermore, the Company intends to utilize the technical expertise of individuals in both entities for the benefit of the entire business unit. KCS and KCG have no prior history of joint operations and there can be no assurance that the entities will be able to effectively carry out joint efforts. Failure to do so may result in reduced revenues or earnings for the Allin Consulting business unit.

     Recent Net Losses and Accumulated Deficit. The Company has sustained substantial net losses during the years ended December 31, 1996 and 1997 and for the nine months ended September 30, 1998 and, as of September 30, 1998, had an accumulated deficit of $26,657,000. Allin Interactive has recognized net losses since inception in 1994 primarily because of the limited revenue generated from its interactive television operations. The Company anticipates that it will continue to incur net losses at least through 1998 and a portion or all of 1999, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Potential Redemption of Series B Redeemable Preferred Stock. If the convertibility features of the recently issued Series B Redeemable Preferred Stock are not approved by the holders of the Company's common stock prior to December 31, 1998, the Company will be required to redeem the outstanding Series B shares (subject to the legal availability of funds), which would significantly negatively impact the Company's liquidity.

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

     Risks Inherent in Development of New Products. The Company is currently evaluating technological improvements, which it believes could result in fundamental improvements to the functionality of the in-cabin or end-user system components and substantial reductions in the required cost for in-cabin or end-user hardware. There can be no assurance, however, that such projects will result in improved functionality of the interactive system, cost reductions to end-user equipment, or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can be no assurance that the Company's new products and applications, if any, will generate additional revenue or improved profitability for the Company. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

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

     Cruise Lines' Rights to Terminate Operations or Management Fees. Certain cruise lines have the right to terminate the Company's operations on such cruise lines' ships, or to discontinue payment of management fees, upon notice. Any such termination of operations would eliminate the Company's ability to share in revenue produced by the affected interactive television system. Any such discontinuation of management fees would eliminate the Company's ability to charge management fees for operation of the system. The loss or elimination of the Company's rights to any of these sources of revenue resulting from any of the foregoing events could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has been informed by NCL that it plans to discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998. The impact may be mitigated if the Company is successful in obtaining agreements for new system installations, although there can be no assurance the Company will be successful in obtaining agreements for new installations, or that any obtained will be on terms as favorable as present.

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

     Year 2000 issue. Currently, the Company believes that the most reasonably likely sources of risk to the Company include (1) the disruption of revenue production from its eight interactive television systems aboard cruise ships, through failures in the systems or the failure of the cruise lines shipboard billing systems; (2) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers, and;
(3) the possibility that Year 2000 issues develop in interactive systems sold by
the Company or in any contemplated future sales.   The Company's Year 2000
issues and any potential business interruptions, costs, damages or losses related hereto, are dependent, to a significant degree, upon identification and remediation of deficiencies and the Year 2000 compliance of third parties, both domestic and international, such as vendors and suppliers. If the Company is unable to successfully identify and timely remediate Year 2000 problems or the level of timely compliance by key suppliers and service providers is not sufficient, Year 2000 failures could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant business disruptions.

     Need for Management of Growth and Geographic Expansion.   The Company's
growth and acquisition strategy will require its management to conduct operations and respond to changes in technology and the market. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected. The Company intends to pursue continued geographic growth of its operations, particularly in software development and network solutions consulting. Allin Consulting has expanded its operations in Pittsburgh, Pennsylvania, Cleveland, Ohio and Erie, Pennsylvania through the acquisition of KCS. It has also experienced growth in the geographic scope of engagements serviced by personnel based in northern California. Allin Consulting is evaluating further geographic expansion of operations through acquisition or investment. There can be no assurance, however, that Allin Consulting will be successful at identifying or acquiring other businesses, or that any acquired will result in the desired improvements to financial results. Allin Systems is marketing interactive television and digital photography services nationally and will undertake installations throughout the United State, if obtained. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

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

     Fluctuations in Operating Results. The Company expects to experience significant fluctuations in its future quarterly operating results that may be caused by many factors, including the addition or conclusion of significant consulting or systems integration engagements or the acquisition of businesses. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance

     Potential Impact of Privacy Concerns. One of the features of the Company's interactive television system is the ability to develop and maintain information regarding usage of the system by cruise ship passengers and other parties. The perception by the users of substantial security and privacy concerns, whether or not valid, may cause users to resist providing the personal information that might be useful for demographic purposes and may inhibit market acceptance and usage of the Company's video systems. In the event such concerns are not adequately addressed, the Company's business, financial condition and results of operations could be materially adversely affected.

     Competitive Market Conditions. The market for interactive communications and digital imaging is new, rapidly evolving and highly competitive. Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. The information systems consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. There are a few large national or multinational firms competing in this market. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank has agreed to extend the Company a revolving credit loan. The S&T Loan Agreement includes covenants relating to various matters affecting the Company including dividends and stock purchases. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series B Redeemable Preferred Stock or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. See Note 11-Subsequent Events included herein in the Notes to Consolidated Financial Statements in Item 1.

     On August 13, 1998, the Company acquired all of the issued and outstanding capital stock of KCS Computer Services, Inc. (the "KCS Acquisition"), which has subsequently been renamed Allin Consulting of Pennsylvania, Inc. ("KCS'). The Company issued 805,195 shares of its Common Stock (valued under the acquisition agreement at $3,547,687 or $4.406 per share) to certain of the former shareholders of KCS as part of the purchase price. See Note 7-Acquisition of KCS Computer Services, Inc. included herein in the Notes to Consolidated Financial Statements in Item 1.

     To partially finance the KCS Acquisition, on August 13, 1998, the Company sold 2,750 shares of a newly designated series of preferred stock, the Series B Redeemable Preferred Stock (the "Series B Preferred Stock"), and related warrants (the "Warrants") to purchase shares of Common Stock, at a purchase price of $1,000 per share of Series B Preferred Stock, resulting in proceeds to the Company of $2,750,000 which were used to pay a portion of the purchase price in the KCS Acquisition. See Note 3-Preferred Stock included herein in the Notes to Consolidated Financial Statements in Item 1.

     The Series B Preferred Stock has a liquidation preference of $1,000 per share and is senior in right of payment and on liquidation to the Company's Common Stock and Series A Convertible Redeemable Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cumulative quarterly dividends at the rate of six percent per annum, from and including the date of issuance to and including the date of payment in redemption. Such dividends, to the extent declared by the Board of Directors, will be payable quarterly in arrears on each October 31, January 31, April 30 and July 31.

     If approved by the holders of the outstanding Common Stock, each holder of the Series B Preferred Stock will have the right to convert all or a portion of his shares of Series B Preferred Stock into Common Stock at any time prior to redemption. If approved by the stockholders, until and including August 13, 1999, each share of Series B Preferred Stock held by each holder may be converted into the number of shares of Common Stock determined by (i) dividing 1,000 by $3.6125, which is 85% of the closing price of the Common Stock as reported by Nasdaq on the date prior to the closing date of the KCS Acquisition, or (ii) if it results in a greater number of shares of Common Stock, dividing 1,000 by the greater of (A) 85% of the closing price of the Common Stock as reported by Nasdaq on the trading date prior to the date of the conversion or
(B) $2.00. After August 13, 1999, each share of Series B Preferred Stock held by each holder may be converted into the number of shares of Common Stock determined by (i) dividing 1,000 by $3.6125 or (ii) if it results in a greater number of shares of Common Stock, dividing 1,000 by 85% of the closing price of the Common Stock as reported by Nasdaq on August 14, 1999. Holders of the Series B Preferred Stock who exercise the foregoing conversion right have the right to receive any accrued, but unpaid dividends. No fractional shares of Common Stock shall be issued; instead a cash payment will be made in lieu of the issuance of any fractional shares of Common Stock. Any shares of Series B Preferred Stock which are not converted to Common Stock will remain outstanding until so converted or until redeemed.

     In the event that the holders of the outstanding Common Stock have not approved the issuance of Common Stock pursuant to the foregoing conversion rights on or before December 31, 1998, the Company will be required to redeem all outstanding shares of Series B Preferred Stock (subject to the legal availability of funds therefor) at

$1,000 per share of Series B Preferred Stock, plus accrued and unpaid dividends, if any, on or before December 31, 1998.

     The per share exercise price under the Warrants is $4.25. Payment of the exercise price may be made in cash or by delivery to the Company of shares of Series A Convertible Redeemable Preferred Stock of the Company having an aggregate liquidation value plus accrued and unpaid dividends, if any, equal to the exercise price for the number of shares to be purchased upon exercise. The Warrants will expire on the earlier to occur of (a) December 31, 1998 if the Company is required to redeem the outstanding shares of Series B Preferred Stock as of such date or (b) August 13, 2003. See Note 4-Warrants included herein in the Notes to Consolidated Financial Statements in Item 1.

     The Series B Preferred Stock will not be convertible into Common Stock and the Warrants will not be exercisable for shares of Common Stock unless and until the holders of outstanding Common Stock approve the issuance of the Common Stock upon such conversion or exercise.

     As no public offering was involved, the issuance of the shares of Series B Preferred Stock and the Warrants and the issuance of shares of Common Stock to certain of the former shareholders of KCS as part of the purchase price in the KCS Acquisition were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number                          Description of Exhibit
------                          ----------------------

2.1 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K dated as of August 13,
         1998).

2.2 Stock Purchase Agreement dated as of September 30, 1998 by and between Allin Communications Corporation and Lighthouse Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K dated as of September 30, 1998).

2.3 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent.

3(i)(a) Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Report on Form 8-K dated as of August 13, 1998 ).

3(i)(b) Certificate of Correction Relating to the Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Report on Form 8-K dated as of August 13, 1998).

4.1 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K dated as of August 13, 1998).

4.2 Promissory Note dated August 13, 1998 in the principal amount of $2,000,000 (incorporated by reference to Exhibit 4.3 to Allin Communications Corporation's Report on Form 8-K dated as of August 13,
         1998).

4.3 Preemptive Rights Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 4.1 to Allin Communications Corporation's Report on Form 8-K dated as of August 13,
         1998).

4.4 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K dated as of September 30, 1998).

4.5 Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant and Certificate of Correction Relating to the Series B Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibits 3(i))(a) and 3(i)(b) to Allin Communications Corporation's Report on Form 8-K dated as of August 13, 1998).

4.6 Amended and Restated Promissory Note dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc., and Les Kent

10.1 Transition Services Agreement dated as of September 30, 1998 by and between Allin Communications Corporation and SportsWave, Inc. (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K dated as of September 30, 1998).

10.2 Employment Agreement dated November 6, 1998 by and between the Registrant and Les Kent

Exhibit
Number                     Description of Exhibit (cont.)
------                     ------------------------------

11       Computation of Earnings per Share.

27       Financial Data Schedule


         (b)  Reports on Form 8-K.

              Report on Form 8-K dated August 13, 1998 concerning the acquisition of KCS Computer Services, Inc.

              Report on Form 8-K/A amending the Report on Form 8-K of August 13, 1998 to include certain financial information of KCS Computer Services, Inc.

              Report on Form 8-K dated September 30, 1998 concerning the sale of SportsWave, Inc.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALLIN COMMUNICATIONS CORPORATION
                                  (Registrant)


Date: November 9, 1998            By: /s/ Richard W. Talarico
                                      ------------------------------------
                                      Richard W. Talarico
                                      Chairman and Chief Executive Officer


Date: November 9, 1998            By: /s/ Dean C. Praskach
                                      ------------------------------------
                                      Dean C. Praskach
                                      Vice President-Finance and Chief
                                      Accounting Officer

Allin Communications Corporation
Form 10-Q
September 30, 1998
Exhibit Index



Exhibit
Number                          Description of Exhibit
------                          ----------------------


2.1 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K dated as of August 13,
         1998).

2.2 Stock Purchase Agreement dated as of September 30, 1998 by and between Allin Communications Corporation and Lighthouse Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K dated as of September 30, 1998).

2.3 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent.

3(i)(a) Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Report on Form 8-K dated as of August 13,
         1998).

3(i)(b) Certificate of Correction Relating to the Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Report on Form 8-K dated as of August 13, 1998).

4.1 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K dated as of August 13, 1998).

4.2 Promissory Note dated August 13, 1998 in the principal amount of $2,000,000 (incorporated by reference to Exhibit 4.3 to Allin Communications Corporation's Report on Form 8-K dated as of August 13,
         1998).

4.3 Preemptive Rights Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 4.1 to Allin Communications Corporation's Report on Form 8-K dated as of August 13,
         1998).

4.4 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K dated as of September 30, 1998).

4.5 Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant and Certificate of Correction Relating to the Series B Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibits 3(i))(a) and 3(i)(b) to Allin Communications Corporation's Report on Form 8-K dated as of August 13, 1998).

4.6 Amended and Restated Promissory Note dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc., and Les Kent

Exhibit
Number                          Exhibit Index (cont.)
------                          ---------------------

10.1 Transition Services Agreement dated as of September 30, 1998 by and between Allin Communications Corporation and SportsWave, Inc. (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K dated as of September 30, 1998).

10.2 Employment Agreement dated November 6, 1998 by and between the Registrant and Les Kent

11       Computation of Earnings per Share.

27       Financial Data Schedule