Form 10-Q/A
period 1998-09-30
ALLIN COMMUNICATIONS CORP
filed 1998-12-01
CIK 1020391

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

    The beneficial conversion feature will be treated as a dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approval of the conversion feature of the Company's Series B preferred shares results in Series B preferred shareholder rights for immediate conversion. Consequently, the value of the beneficial conversion feature represents a dividend that would accrete immediately upon assumed approval. Since the Company expects to have an accumulated deficit as of the anticipated approval date, the accretion would be netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to additional paid-in-capital. If common shareholder approval of the convertibility feature of the Series B preferred shares is assumed to have occurred as of November 25, 1998, the value of the beneficial conversion feature to be recognized as a dividend would be $485,295, based on a closing market price of $4.00 per common share as of that date.

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

    The Company recognized a loss of $18,000 during the third quarter of 1998 for its equity basis interest in the results of operations of PhotoWave, Inc., which is presented as a minority interest loss in the Company's Consolidated Statements of Operations. The Company is utilizing the equity basis for recognizing its interest in the results of operations of RCC since the Company is in a position of significant influence with respect to RCC. The Company's Chairman of the Board and one other director of the Company are two of the four directors of RCC, the Company is a material supplier of photographic consumables to RCC and RCC uses a license for the Company's proprietary digital imaging technology. Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" specifies use of the equity method for investments of less than 20% ownership interest if the investor exercises influence over the non-consolidated company. Equity basis losses will reduce the carrying value of the Company's investment. The investment balance of $82,000 is included with Other Assets on the Company's Consolidated Balance Sheets.

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

12.  Other Assets

     Other Assets consist of the following:

                                                                                December 31,      September 30,
                                                                                    1997              1998
                                                                                -------------------------------

Employment agreement, net of accumulated amortization of $1,563 and $2,568         1,117                112
Assembled work force, net of accumulated amortization of $19 and $33                  94                312
Customer lists, net of accumulated amortization of $46 and $73                       150              2,227
Goodwill, net of accumulated amortization of $372 and $499                         3,031             11,963
Other assets, net of accumulated amortization of $43 and $53                         524                296
                                                                                -------------------------------
                                                                                   4,916             14,960
                                                                                ===============================

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

     Shareholder approval of the convertibility feature of the Series B preferred shares would result in recognition of a beneficial conversion feature, calculated by determining the number of common shares that would be issued assuming conversion at the market price at the date of shareholder approval, and the number to be issued at the conversion price and multiplying the difference in number of common shares by the market price. The beneficial conversion feature will be treated as a dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approval of the conversion feature of the Company's Series B preferred shares results in Series B preferred shareholders having rights for immediate conversion. Consequently, the value of the beneficial conversion feature represents a dividend that would accrete immediately upon assumed approval. If common shareholder approval of the convertibility feature of the Series B preferred shares is assumed to have occurred as of November 25, 1998, the value of the beneficial conversion feature to be recognized as a dividend would be $485,295, based on a closing market price of $4.00 per common share as of that date.

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


                                  ALLIN COMMUNICATIONS CORPORATION
                                  (Registrant)


Date: November 30, 1998           By: /s/ Richard W. Talarico
                                      ------------------------------------
                                      Richard W. Talarico
                                      Chairman and Chief Executive Officer


Date: November 30, 1998           By: /s/ Dean C. Praskach
                                      ------------------------------------
                                      Dean C. Praskach
                                      Vice President-Finance and Chief
                                      Accounting Officer