Form 10-K405
period 1998-12-31
ALLIN COMMUNICATIONS CORP
filed 1999-03-26
CIK 1020391

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended:  December 31, 1998

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
 For the transition period from ________ to _________ .

                        Commission file number:  0-21395

                               ALLIN CORPORATION
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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

                  ( X )    YES                (   )    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 12, 1999 as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $3,200,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 12, 1999, the Registrant had outstanding 5,994,030 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                               Allin Corporation
                                   Form 10-K
                               December 31, 1998

                                     Index

Forward-looking Information                                                            Page  3

Part I

Item 1  -     Business                                                                 Page  4

Item 2  -     Properties                                                               Page  25

Item 3  -     Legal Proceedings                                                        Page  26

Item 4  -     Submission of Matters to a Vote of Security Holders                      Page  27


Part II

Item 5  -     Market For Registrant's Common Equity and Related Stockholder Matters    Page  28

Item 6  -     Selected Financial Data                                                  Page  29

Item 7  -     Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                            Page  31

Item 7A  -    Quantitative and Qualitative Disclosures About Market Risk               Page  50

Item 8  -     Financial Statements and Supplementary Data                              Page  52

Item 9  -     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                 Page  91


Part III

Item 10 -     Directors and Executive Officers of the Registrant                       Page  92

Item 11 -     Executive Compensation                                                   Page  94

Item 12 -     Security Ownership of Certain Beneficial Owners and Management           Page  100

Item 13 -     Certain Relationships and Related Transactions                           Page  105


Part IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K             Page  107


Signatures                                                                             Page  112


Forward-Looking Information

     Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1--Business, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A-- Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1--Business, and under the caption "Forward-Looking Statements," and in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A--Quantitative and Qualitative Disclosures about Market Risk. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1 - Business

(a)  General Development of Business

     Allin Corporation (the "Company"), formerly Allin Communications Corporation, is a provider of technology consulting and systems integration services oriented around practices meeting customer needs for infrastructure, business operations, and electronic business services. The Company offers Microsoft-focused technology services and development specializing in Windows NT-based software development, consulting and network integration services. The Company also provides consulting and custom development for mainframe systems, specialized technology consulting services for the banking industry, and consulting and integration services focused on the interactive television and digital photography industries. The Company also intends to develop a technology consulting practice oriented around knowledge management services in 1999.

     On December 31, 1998, the Company's stockholders approved the change of the corporate name to Allin Corporation. The Company's Board of Directors recommended this change to stockholders to reflect the Company's changed strategy to be a provider of consulting and integration services. Management also implemented changes to subsidiary names during 1998 to incorporate the Allin name in all subsidiary names. Management believes that these actions will help to promote a brand identity for the Allin name for all of the Company's services.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding Company for operating subsidiaries. The Company currently owns five operating subsidiaries organized into two business units. The Allin Consulting business unit includes Allin Corporation of California ("Allin Consulting-California") and Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"). Prior to the name changes previously noted, these corporations were named Kent Consulting Group, Inc. and KCS Computer Services, Inc., respectively. The Allin Systems business unit includes Allin Interactive Corporation, the Company's predecessor formed in 1994 ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital") and Allin Network Products, Inc. ("Allin Network"). Prior to the name changes previously noted, these corporations were named SeaVision, Inc., PhotoWave, Inc. and Netright, Inc., respectively. The five subsidiaries listed above, as well as Allin Holdings Corporation ("Allin Holdings"), a non-operating subsidiary, are wholly owned by the Company. Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. Allin Consulting-California and Allin Network are California corporations. Allin Consulting-Pennsylvania is a Pennsylvania corporation. Unless the context otherwise requires, all references herein to the "Company" mean Allin Corporation and its subsidiaries.

     During 1998, the Company continued to move from primarily being an owner and operator of transactional based interactive television and digital photography systems to a provider of technology consulting and systems integration services. Technology consulting and systems integration services have evolved as the Company's predominant products due to Management's strategy to focus the Company's core technological expertise on markets with demonstrated demand and to avoid significant capital commitments for speculative technological applications. Allin Consulting's technology consulting and software development operations experienced significant growth in financial results, the breadth of services offered and geographic scope during 1998. A significant event contributing to this growth was the acquisition of Pittsburgh, Pennsylvania-based Allin Consulting-Pennsylvania in August 1998, which more than tripled immediately preceding monthly revenue from technology consulting services. There can be no assurance, however, that revenue will continue to be realized at triple or greater than the preexisting rate. Allin Consulting-Pennsylvania is a Microsoft Solutions Provider Partner providing technology consulting and software development services for client/server and mainframe applications and specialized technology consulting services for the banking industry. Allin Consulting also acquired MEGAbase, Inc. ("MEGAbase"), a client/server software development specialist based in Mountain View, California in November 1998, substantially enhancing its development expertise and capabilities. The operations of MEGAbase were merged with Allin Consulting-California following acquisition. Allin Consulting-California continued to experience growth in demand for its client/server-oriented network integration services and consulting and development services during 1998.

     During 1998, Allin Systems continued to follow the strategic changes implemented for its interactive television business in 1997. It is now focused on providing systems integration and consulting services for interactive television applications. Allin Systems continues to own and operate interactive television systems which it had previously installed only if transactional revenue and management fees provided by the Company's customers are sufficient to provide positive cash flow. During early 1998, Allin Systems implemented a change in strategy for its digital photography operations, moving from a retail photographic operation to a provider of systems integration services for the professional and commercial photography industry. The new strategy was fully implemented during 1998 and has resulted in substantial revenue growth as compared to the previous retail strategy.

     Consistent with its evolving strategy focusing on technology consulting and systems integration services, the Company sold SportsWave, Inc., its sports marketing subsidiary, in September 1998.

     Although the Company has undergone fundamental changes in strategy in the types of products and services offered over the last two years, it has continued to realize significant revenue growth since the inception of the Company's operations. Revenue growth has been realized both through increases in revenue from businesses originally started by the Company or its predecessor and through strategic acquisitions, primarily in the technology consulting area. The Company was cited by the Pittsburgh Technology Council in October 1998 as having had the highest rate of revenue growth from 1995 to 1997 of any technology-based business in the Pittsburgh region. The Company was named one of the Pittsburgh Technology 50 award recipients for this accomplishment. The Company continued its pattern of significant revenue growth in 1998, primarily in technology consulting services. The Company's revenue increased 59% in 1998 in comparison to the prior year. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data for detailed information concerning the Company's revenue growth and results of operations.

    The Operating Business Units.

    Allin Consulting Business Unit

    Allin Consulting provides technology consulting services for a diverse group of corporate clients. Allin Consulting's operations are oriented around practices intended to meet customer needs for infrastructure, business operations, and electronic business services. Allin Consulting also intends to develop a knowledge management based practice in 1999. Allin Consulting's operating entities are certified as Microsoft Solutions Provider Partners, an elite group of organizations providing support for Microsoft products that have met Microsoft's stringent training and marketing requirements. In March 1999, Allin Consulting was among four firms nominated for Microsoft Solutions Provider Partner of the Year in Northern California from among approximately seventy eligible firms. The Partner of the Year award honors those firms whose work and achievements have demonstrated excellence in Microsoft oriented consulting services. The regional award winner will be chosen in April 1999.

     Allin Consulting provides expertise in Windows NT and Microsoft BackOffice technology, as well as a variety of other technologies for the client/server and mainframe environments. Allin Consulting assists clients with the design, implementation and administration of enterprise network solutions, custom software applications development, and Internet and Intranet infrastructure. Allin Consulting also offers technological expertise in groupware, e-mail, networking and database applications. Services for the mainframe environment include custom development and support for IBM proprietary technology and related applications. Allin Consulting also offers specialized technology consulting services to the banking industry, including conversions for mergers and acquisitions, and software product implementation. With its 1998 acquisitions, Allin Consulting has moved from being predominantly a regional supplier of services in Northern California to a national focus.

     The Allin Consulting business unit consists of the operations of Allin Consulting-California and Allin Consulting-Pennsylvania. Kent Consulting Group, Inc. was acquired under an agreement closed coincident with the Company's initial public offering on November 6, 1996 and was merged into a wholly owned subsidiary of the Company, Kent Acquisition Corporation, which was the surviving entity and changed its name to Kent Consulting Group, Inc. The acquired business had been in operation since 1994 and conducted business through a predecessor corporation since 1983. The surviving entity subsequently carried forth the business operations of the acquired entity. In 1998, the surviving entity changed its name to Allin Corporation of California ("Allin Consulting-

California"). In this Report on Form 10-K, the term Allin Consulting-California refers to both the acquired and surviving legal entities, as is appropriate for
the context.   MEGAbase, acquired in November 1998 and subsequently merged into
Allin Consulting-California, had been in operation since 1985. Allin Consulting-Pennsylvania, acquired by the Company in August 1998, has been in operation since 1985. See "Allin Consulting--Technology Consulting Services."

     Allin Systems Business Unit

     Allin Systems provides specialized systems integration, consulting and other services for interactive television and digital photography applications. Allin Systems currently focuses its marketing efforts for interactive television toward system sales, and systems integration and consulting services to the healthcare, education and cruise industries. Allin Systems continues to operate interactive television systems installed on cruise ships between 1995 and 1997 on an owner-operator model from which it derives transactional revenue and management fees. Allin Systems has not marketed additional systems on this basis since early 1997. During 1998, Allin Systems implemented a new strategy for its digital photography operations, providing system integration services related to digital photography systems for professional and commercial photography businesses. Allin Systems also provides technical support and ancillary product sales for digital photography. Allin Systems also sells computer hardware and software and network equipment. See "Allin Systems - Interactive Television, Digital Imaging and Computer Hardware and Software Sales".

     The Allin Systems business unit consists of the operations of Allin Interactive, Allin Digital and Allin Network. Allin Interactive was formed in June 1994 as the original corporation in the Allin organization and became a subsidiary of the Company in August 1996 through a merger. Allin Digital was formed as a subsidiary of the Company in August 1996. Allin Network, acquired by the Company in November 1996, began operations in 1995.

(b) Financial Information About Industry Segments

     Financial information concerning the industry segments in which the Company operates is included in Note 23 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8--Financial Statements and Supplementary Data.

(c)  Narrative Description of Business

     Allin Consulting  Technology Consulting Services

     Revenue from Allin Consulting's technology consulting services substantially increased as a proportion of the Company's consolidated revenue in 1998. Percentage of revenue (excluding intercompany revenue) derived from technology consulting services over the three years ended December 31, 1998 is as follows:

                                          Year Ended December 31
                                          ----------------------
Percentage of Consolidated Revenue        1996     1997     1998
                                          ----     ----    -----
Technology Consulting:
     Infrastructure                        30%      33%     28%
     Business Operations                    8%       5%     40%
     Electronic Business                   --       --       1%
                                          ----------------------

Total                                      38%      38%     69%
                                          ======================

     Industry Overview. The market for technology consulting, software design and network solutions services has experienced rapid growth throughout the 1990's and this trend is expected to continue into the future. The Standard & Poor's Industry Survey for Computers: Commercial Services of June 25, 1998 cites a 15% growth rate for information technology consulting in 1997 with annual growth rates of 14.7% projected through 2001. Similarly, Business Week, in its January 11, 1999 issue, notes market researcher Dataquest, Inc.'s projection of 18%
growth in software-related consulting from 1998 to 1999.  The Standard &
Poor's survey notes several significant factors spurring market growth, including increased business focus on automating front and back office operations, difficulties in integrating hardware and increasingly complex software from different vendors, implementation of complex information and communications network configurations and difficulties and inefficiencies experienced by companies in maintaining in-house technical services staffs due to shortages of skilled labor in the technology area, all of which have resulted in increased demand for technology consulting services. The Company believes Allin Consulting is positioned to benefit from the industry growth trend, although there can be no assurance given that recent industry trends will continue or that Allin Consulting will realize growth in revenue or improvement in results from operations due to overall industry trends.

     The Standard & Poor's Industry Survey for Computers: Commercial Services of June 25, 1998 notes increased demand for network implementation and integration services has resulted from several broad industrial trends. Larger companies have increasingly downsized from mainframe to client/server networks due to equipment cost considerations, the proliferation of available software and the enhanced communications capabilities offered in the client/server environment. The increasing incidence of mergers and acquisitions has also resulted in the need to develop communications and networking capabilities for different types of computer systems and hardware and software from different vendors. These complex network configurations and integration demands are commonly beyond the capabilities of in-house technical services staff. The Year 2000 problem has also accelerated movement from older mainframe systems less likely to be Year 2000 compliant to newer client/server network configurations. Year 2000 consulting and remediation have also contributed to significant growth in demand for technology consulting services during the late 1990's. While Year 2000 consulting and remediation will decline rapidly after this year and the pace of network implementation is expected to slow in the future, growth in demand for services related to newer technologies is expected to more than offset these declines.

     New technological developments are expected to significantly contribute to future growth in demand for technology consulting, software design and network solutions. Demand for internet and intranet consulting services is projected to grow at 54% annual rates from 1997 to 2000, according to The Standard & Poor's Industry Survey for Computers: Commercial Services of June 25, 1998. Intranet development is expected to grow rapidly over the next few years as businesses develop communications networks for employees, clients and suppliers that utilize Internet technology and communication protocols. These networks give organizations the ability to distribute and share information on a worldwide basis quickly and inexpensively. The Standard & Poor's survey also projects consulting revenue for development and implementation of client electronic commerce capabilities will grow from $8 billion in 1997 to several hundred billion by 2001. The Standard & Poor's survey forecasts growth in demand for services related to emerging groupware and knowledge management technologies and due to increased use of enterprise resource planning technology as companies continue to automate back office functions such as manufacturing, distribution, accounting and human resources and move to automate front office functions such as sales and customer service.. The Forrester Report: Sizing Technology Services of June 1997 also foresees rapid growth in demand for distributed infrastructure services such as end user support, wide area network management and Internet hosting.

     A labor shortage for computer programmers and system designers has contributed to increased demand for technology services firms. The Standard & Poor's Industry Survey for Computers: Commercial Services of June 25, 1998 cites a 42% decline in the number of computer science and mathematics graduates entering the workforce since 1986 and indicates the shortage is expected to worsen in the next few years. The labor shortage has resulted in increased labor cost and mobility for skilled technical personnel making it difficult for companies to retain technical staff and control costs. The proliferation of software and increasingly complex computer networks have also increased the difficulty of maintaining diverse and up-to-date technical capabilities within many companies. The result has been increased demand for technical services firms to obtain specialized expertise relevant to specific systems integration and software application development projects and to control costs by enabling companies to maintain smaller technical support staffs with less technological expertise. Management believes that technology consulting firms allow for greater efficiencies in allocating scarce skilled technical resources to areas of highest demand than does the maintenance of in-house technical support staff.

     Allin Consulting maintains a strong Microsoft focus in its client/server operations, with emphasis on Windows NT-based software development, engineering and network integration services. Microsoft is a dominant force in the information technology industry, particularly in software for personal computer operating systems. The

Gartner Group Strategic Analysis Report of May 26, 1998 notes that Microsoft Windows operating systems run approximately ninety percent of the world's personal computers. Microsoft's dominance to date has been in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium sized businesses. The Gartner Group report projects Microsoft's strategic focus and dominant product mix to change over the next five years. In the short term over the next three years, server and infrastructure software products including Windows NT and the BackOffice suite of products such as SQL Server, Exchange and Internet Information Server are expected to experience significant growth and displace productivity applications and desktop operating systems as the predominant Microsoft product lines. The Gartner Group report notes the server market is expected to continue to grow rapidly throughout this period. The report also indicates Microsoft is expected to focus product improvement efforts on development of enhanced enterprise features and functionality that will result in market share growth with larger companies. Microsoft is expected to continue to be dependent on third parties for service and support for its products. Management believes that short term growth in Microsoft's server and infrastructure products will lead to increased demand for the services offered by the Company's Infrastructure practice, although there can be no assurance that revenue growth or profitability improvements will be realized by this practice. Beyond 2001, interactive media is expected to be a major source of revenue growth. The Gartner Group report foresees that Microsoft's strategy in interactive media will be to undertake multiple development initiatives and as the market evolves, focus on those that will enable Microsoft to be the dominant software platform provider for all digital media access technologies.

     Computer services firms have historically been somewhat insulated from economic cycle fluctuations as economic advances have promoted increased demand throughout the economy while economic declines have resulted in increased incidences of businesses looking to outsource technical services. There can be no assurance, however, that computer services firms will not be adversely affected by future economic downturns. The computer services industry includes companies diverse in size and scope of activities and includes mainframe hardware and software vendors with significant computer services operations as well as firms primarily focused on technology related consulting. The industry has experienced significant acquisition activity in recent years as firms have sought to broaden technological skills or geographical presence. Management expects this consolidation trend to continue.

     Operations. During the latter part of 1997 and early 1998, a series of strategic decisions by the Company's management reoriented the Company's focus to becoming primarily a provider of technology consulting and systems integration services. Allin Consulting's technology consulting services have accordingly increased in strategic importance to the Company. At the beginning of 1998, Allin Consulting's operations were conducted solely through Allin Consulting-California and were largely concentrated in the San Francisco Bay area of northern California. Allin Consulting-California was predominantly focused on technology services in the client/server environment, primarily with Microsoft operating systems and applications. The Company's strategic orientation change demanded a heightened emphasis on growth in the Allin Consulting business unit. The Company's strategic plan included active steps to promote growth in revenue, growth in geographic scope of operations and an increased breadth of service offerings through both organic growth and growth through acquisitions.

     Management's long-term strategy includes plans for Allin Consulting to become a network of regional technology consulting operations specializing in services to clients with annual revenue between $100 million and $1 billion. The Company's search for acquisition targets initially centered around firms with a strong Microsoft orientation that were within close geographic proximity to one of its existing operations. The Company's acquisition strategy and search process ultimately led to the acquisition of Pittsburgh, Pennsylvania-based KCS Computer Services, Inc., now Allin Consulting-Pennsylvania, in August 1998. This acquisition brought about fundamental changes to the Allin Consulting business unit since the acquired entity was significantly larger in revenue size and numbers of consultants. Business unit monthly revenue and professional staff more than tripled with this acquisition. There can be no assurance, however, that revenue will continue to be realized at triple or
greater than the preexisting rate.   Allin Consulting-Pennsylvania enhanced the
business unit's Microsoft focus as it brought a second Microsoft Solutions Provider Partner into the business unit. The acquisition also broadened Allin Consulting's scope of services as Allin Consulting-Pennsylvania also provides custom development and support for IBM proprietary mainframe system technology and related applications, and offers specialized technology consulting services to the banking industry. Allin Consulting-Pennsylvania's client/server and mainframe practices are managed from its Pittsburgh base and are carried out predominantly in the northeastern United States. The specialized banking industry services are managed from Allin Consulting-Pennsylvania's Cleveland, Ohio office, but are carried out at client locations throughout the United States.

     In November 1998, the Company acquired MEGAbase and merged its operations into Allin Consulting-California. MEGAbase was a Microsoft Solutions Provider Partner based in Mountain View, California that specialized in developing custom business software based on Microsoft's SQL Server platform and other Microsoft BackOffice technology. The acquisition resulted in the addition of eleven software development specialists to the Allin Consulting business unit and brought the overall Allin Consulting technology professional staff to approximately 160 members as of February 28, 1999. The specialized focus of the former MEGAbase developers strengthens the overall scope of services for Allin Consulting-California as it complements the group's previously existing infrastructure specialization. Management believes that the broader base of services makes Allin Consulting more effective in delivering fully integrated solutions to meet client needs. Detailed information concerning the financial terms of both 1998 acquisitions is included in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in Item 8--Financial Statements and Supplementary Data.

     By the end of 1998, Allin Consulting had become a fundamentally different operation than at the beginning of the year. Its monthly revenue and technical staff size had significantly increased, its geographic scope had expanded across the nation and its technology consulting practice had assumed a predominant
position among the Company's product and service offerings.   Management has
also moved toward a customer oriented approach in its technology consulting operations. Management is structuring the business unit operations into practices intended to meet customer needs for professional technology services in four areas. Infrastructure Services focuses on design, configuration, implementation and support of customer operating systems, messaging, database administration, information system security and help desk support. Business Operations focuses on clients' standard business operations such as sales, finance, administration, logistics and manufacturing and involves custom development or package implementation to improve operational efficiency or information flow. Electronic Business helps customers with improving information exchange with customers, suppliers and other third parties and includes applications and development for direct marketing, purchasing, business-to-business and business-to-consumer systems. The Electronic Business practice emphasizes Internet- and Intranet-based services for customers. Management intends to develop a Knowledge Management practice in 1999 to focus on applications and development aimed at collecting, warehousing and sorting data for wide accessibility within customer organizations.

     Allin Consulting follows a standard, field-proven methodology for providing network solutions and applications development across its practice disciplines. The Allin methodology starts with a comprehensive analysis of customer requirements which leads to specific project plans or design specifications to meet the customer's informational needs. Both the requirements analysis and design specification stages are subjected to peer review by Allin Consulting technical specialists. Plans and specifications are then used to construct software applications or network configurations, which undergo Allin Consulting's quality assurance and testing procedures and customer acceptance. Developed applications and network solutions are then fully implemented for the client and subjected to a review process to ascertain whether the full functionality anticipated in the project plan or design specification has been obtained. Ongoing technical support of the application or network solution is the final step in the Allin Consulting methodology.

     Allin Consulting's network solutions services for the client/server environment maintain a focus on services related to Microsoft BackOffice technology including NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Allin Consulting assists clients with the design, implementation and administration of enterprise network solutions and internet and intranet infrastructure and applications. Allin Consulting also has expertise in developing groupware and e-mail applications, help desk solutions and networking and database applications. Allin Consulting can also create network solutions that integrate Unix, Lotus, Oracle, Novell and IBM mainframe systems with Windows NT-based networks. Services include design of system architecture, installation and configuration of software and hardware, training, systems management support and trouble-shooting. The Company believes that Allin Consulting enables its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption. Management believes that Allin Consulting has been one of the companies on the leading edge in developing structures for multi-site computing to enhance the productivity of travelers, workers in remote and field offices and virtual office environments. Allin Consulting has extensive experience in e-mail infrastructure and migration including computer telephony integration. Both of Allin Consulting's operating entities are authorized as a Microsoft Solutions Provider Partners. Allin Consulting is also authorized as a service provider for Lotus, IBM, Novell, Cisco Eastman, NetIQ, Bendata, Fenestrae and Citrix products.

     Allin Consulting provides custom software development services for the client/server environment, offering a full spectrum of services including business requirements analysis, data modeling and design, project and technical management, programming, documentation and support. Allin Consulting is a Microsoft certified provider of custom application development services utilizing Access, Visual C++, Visual Basic, Visual J++, SQL Server, Outlook, Excel and Visual Fox Pro. Allin Consulting also performs design and development services for web applications using Visual InterDev and ASP with SQL Server. In addition to Microsoft-oriented services, Allin Consulting also provides client/server development services for Unix and Novell operating systems. Allin Consulting develops and supports applications for Multimedia ToolBook, C/C++, Oracle, Ingres, Informix and Sybase and performs web-based development services using Java, Perl, CGI and HTML. Allin Consulting's software application development services have assisted clients with product definition and specification development, technology assessment and vendor selection, and digital video server applications.

     As noted in the Industry Overview for Technology Consulting Services, industry analysts expect the predominant areas of growth for Microsoft over the next five years to be server and infrastructure software products and interactive media. Management believes these areas match very well with the Company's core competencies, technological expertise and historical operations, particularly in Infrastructure Services. In March 1999, Allin Consulting was among four firms nominated for Microsoft Solutions Provider Partner of the Year in Northern California from among approximately seventy eligible firms. The Partner of the Year award honors those firms whose work and achievements have demonstrated excellence in Microsoft oriented consulting services. The regional award winner will be chosen in April 1999. Management believes Allin Consulting's established relationship with Microsoft as a Solution Provider Partner and the quality of its services, as recognized by Microsoft, will position the Company to benefit from Microsoft's growth in infrastructure and interactive media products since Microsoft has historically relied on third parties extensively for custom development and integration services. No assurance can be given, however, that any growth or change in Microsoft's product sales will result in growth in Allin Consulting revenue or improvements to its financial condition or results of operations. Management intends to enhance the Microsoft focus in Allin Consulting's operations through continued training and certification of its consultants and through joint marketing efforts with Microsoft. The customer oriented strategic model for Allin Consulting's operations, with Infrastructure, Business Operations, Electronic Business and Knowledge Management practices, is intentionally similar to Microsoft's product and service groupings. Management believes this structural focus will foster more focused communication and interaction with the Microsoft organization and will promote the continued development of technological expertise within the Company focused on products and applications that closely correspond to particular disciplines of the Allin Consulting organization, although there can be no assurance that the strategic model will lead to increased revenue or profitability in the future.

     Allin Consulting provides consulting and custom development for mainframe systems, including application development, data base development and administration, and data communications development for IBM proprietary technology. Allin Consulting plans to continue to dedicate a portion of its business practice to meeting its clients' legacy system needs for special or deadline sensitive projects, peak and backlogged workloads, and specialized skill applications. The Company's management believes the growing scarcity of labor with a high level of mainframe system expertise will result in a continued shift in services of this type from in-house technical staffs to consulting firms such as Allin Consulting. Allin Consulting provides technical solutions including custom development for IBM MVS proprietary environments and mainframe development and support for Cobol, DB2, IMS DB/DC and CICS applications.

     Allin Consulting also provides specialized technology consulting services for the banking industry, including conversions for mergers and acquisitions, software product implementation, systems modification and support. The banking industry services are focused on development, implementation and management of Hogan IBA software applications, which are specialized products for the banking industry. Allin Consulting is expanding its bank consulting services to specialize in applications for deposits, lending, back office operations, product/service offerings and delivery/alternate delivery. Allin Consulting is able to support current technology systems devoted to automatic teller machines, call centers, interactive video kiosks, telephone and home banking operations. Allin Consulting has also expanded its project management consulting services for banking industry clients.

     Allin Consulting currently generates revenue from fees under its contracts for technology consulting services for third party clients. Services have historically been provided on a time oriented rather than fixed price basis. Allin Consulting also has provided technical and creative support in the development and improvement of proprietary interactive television and digital photography software for systems sold or operated by the Allin Systems business unit and general technical support for all of the Company's operations. The scope and level of services provided to related entities declined significantly in 1998 as compared to prior years as Allin Consulting has focused on third party services and Allin Systems has increased the level of technical staffing within its organization.

     Allin Consulting bases its operations in offices in Pittsburgh, Pennsylvania, Oakland and San Jose, California and Cleveland, Ohio. Allin Consulting has moved its Pittsburgh consulting organization to the Company's corporate headquarters. Offices house management, marketing and administrative personnel as well as providing training, development and general work space for use by technical consultants. Technical consultants primarily work at client locations, although Allin Consulting also utilizes a virtual office concept, outfitting consultants and engineers to effectively work from client locations, their homes, its offices, and other locations.

     Allin Consulting's revenue (excluding intercompany revenue) accounted for 69% of the Company's consolidated 1998 revenue. There were no Allin Consulting customers individually accounting for 10% of Allin Consulting revenue

     Suppliers.   Allin Consulting's services are primarily labor intensive and are provided by its consultants and engineers. Allin Consulting maintains a continual search and recruitment process through a dedicated recruiting staff, referrals from consultants and industry contacts and through advertising and other means as necessary. Allin Consulting has not, to date, experienced undue difficulty in recruiting qualified consultants, despite a general labor shortage for technically skilled personnel. Industry trends are resulting in a greater level of technical services being performed by consulting firms, which Management believes makes them more attractive for technically skilled
individuals.    Compensation for Allin Consulting's technical consulting staff is primarily production based, resulting in a close correspondence of compensation expense with increases or decreases in the level of services performed. This compensation basis minimizes, to the extent possible, the economic risk associated with a potential downturn in Allin Consulting revenue.

     The computer hardware, software and supplies purchased to support Allin Consulting's operations and consultants are readily available from a large number of suppliers.

     Competition. The technology consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. Competitors include very large consulting organizations such as Electronic Data Systems, Andersen Consulting, Computer Sciences Corp., Vanstar and CompuCom. Computer hardware and software manufacturers and vendors also provide a significant level of computer consulting services although these are generally oriented toward development and support for their other products. Companies such as IBM, Oracle, Sybase and Ikon are in this category. Management believes the larger competitors are generally oriented to very large engagements.

     Management believes that Allin Consulting's strongest competition comes from smaller regional or local consulting firms with service specialties similar to Allin Consulting's and from smaller national organizations with strong operations in the markets where Allin Consulting's services are concentrated.
In the Northeastern United States, competitors would include firms such as Actium, Ciber, and Ciscorp. In Northern California, competitors would include firms such as Gateway Group, Servinet, Inacom Oakland, and PCS Networks. Allin Consulting also faces competition for its specialized consulting services for the banking industry from firms such as Moskowitz and Co. and Logica.

     Allin Consulting competes primarily on a service and performance basis. Allin Consulting's customer-oriented approach seeks to develop long-term relationships where Allin Consulting becomes the established consultant helping customers solve their business problems through technology. Management believes Allin Consulting's competitive advantage is the quality and broad scope of services that it can provide to customers. Management believes the quality of Allin Consulting's services is validated by its recent nomination as a Microsoft Solutions Provider Partner of the Year.

     Allin Systems - Interactive Television, Digital Imaging and Computer Hardware and Software Sales

     Percentage of revenue (excluding intercompany revenue) derived from interactive television and digital imaging services and computer hardware and software sales over the three years ended December 31, 1998 is as follows:

                                                                                 Year Ended December 31
                                                                      ---------------------------------------------
Percentage of Consolidated Revenue                                         1996            1997           1998
                                                                      --------------   -------------  -------------
Interactive Television:
     Systems Integration & Consulting                                       17%            39%             2%
     Transactional Revenue & Management Fees                                41%            20%            20%
Digital Imaging Systems Integration & Ancillary Products                     1%             1%             7%
Computer hardware & Software Sales                                           3%             2%             2%
                                                                      ---------------------------------------------

Total                                                                       62%            62%            31%
                                                                      =============================================

     The three service and product offerings encompassing the Allin Systems business unit are grouped together operationally because of their focus on specialized integration services and products. The three product and service areas, however, represent distinct operations within the business unit and provide services for different markets. Accordingly, the services will be discussed separately.

     Interactive Television

     Allin Systems currently focuses its marketing efforts for interactive television toward system sales, and systems integration and consulting services to the healthcare, education and cruise industries. The following Industry Overview discusses these three industries.

     Industry Overview - Healthcare. Healthcare is one of the most significant segments of the American economy. The Health Care Financing Administration's Office of the Actuary projects domestic healthcare spending to grow from $1.0 trillion in 1996 to $2.1 trillion in 2007, when it is expected to account for 16.6% of gross domestic product. Hospital services expenditures represent a significant portion of overall healthcare spending, estimated at $383 billion for 1998 and expected to grow to $649 billion by 2007, according to September 1998 projections by National Healthcare Expenditures. There are approximately 6,500 acute care hospitals in the United States, according to the Standard & Poor's Industry Survey for Healthcare: Facilities of May 7, 1998. Over the next three years, both private and public hospital services expenditures are projected to grow, at average annual rates of 7.2% and 5.7%, respectively. Hospital revenue faces continued pressure from an overall trend away from inpatient services to ambulatory care and managed care driven both by changes in Medicare and Medicaid and private insurers. Controlling labor costs and achieving more efficient labor utilization are expected to be key objectives for hospitals. The hospital industry has displayed interest in interactive television with other vendors since the late 1980's, but patient objections to a pay-per view model and technological difficulties in delivering effective services have caused these efforts to fail. The Company believes a market exists for interactive television that can effectively deliver on-demand patient and staff educational content, information about hospital services and facilities, food service orders, patient surveys and entertainment. Management believes that interactive television that can effectively deliver these services can both increase patient satisfaction and labor efficiency. There can be no assurance, however, that the Company will be effective at securing system orders from the healthcare industry or that any orders received will result in the desired improvements to financial condition or results of operations.

     Industry Overview - Education. The U. S. Department of Education estimates that there are approximately 16,500 school districts and dioceses with 103,000 public and private school buildings in the United States. The U. S. Census Bureau, Economic & Statistics Administration estimates primary and secondary enrollment at approximately fifty million students as of 1996 and projects enrollment growth for the next decade. Technology in educational settings has often been viewed as a peripheral subject to be studied rather than a tool to be utilized to increase learning effectiveness in all subjects. Technology in education has also been held back by a lack of universal technology skills among faculty and relatively low priority for technology expenditures to date. The Goals 2000: Educate America Act is expected to substantially change the use of technology in education in the near future. The Goals 2000 Act mandates that states develop plans for using technology to support systemic reform and help students achieve high standards. In applying this legislation, the U. S. Office of Educational Technology has mandated that state plans provide access to modern computers and learning devices to all students, electronic connection of classrooms to one another and to the outside world, that educational software be an integral part of the curriculum and that teachers be ready to use and teach with technology. T. H. E. Journal, an educational industry publication, estimates that the Goals 2000 Act will result in 48% increases in educational technology spending from 1998 to 2002, when spending is forecast to be $3.7 billion annually. The Company believes new technology spending will focus on wide area networks placing computer availability in the classrooms and providing Internet and Intranet accessibility and on-demand educational video content. Management believes the Company's interactive applications can be readily adapted to an educational environment and can be effective in helping education providers meet the requirements of the Goals 2000 legislation. There can be no assurance, however, that the Company will be effective in penetrating the education market, or that any sales in this market will result in the desired improvements to financial condition or results of operations.

     Industry Overview - Cruise Lines. The cruise industry was the initial market for the Company's interactive television system, with operations in this industry since 1995. The cruise industry is one the fastest growing segments of the worldwide travel business. The New York Times' Directory of Cruises Worldwide (January 31, 1999 issue) cites industry analyst Bear, Stearns & Co.'s projection of 10-11% growth in passengers during 1999 to approximately six million. The New York Times article also notes The Cruise Lines Industry Association, a cruise trade group, has projected cruise passenger levels of seven million for 2000. There can be no assurance, however, that the cruise industry will experience continued growth and recent well publicized events including a cruise ship fire and a reef accident may adversely affect industry
growth.   The cruise industry has responded to growing demand by building new ships to increase their capacity. The newer ships typically are significantly larger than most of the ships in operation today and offer more passenger amenities. Allin Systems' management believes that the newer, larger ships that are being developed within the cruise industry will require a heightened level of automation to effectively service the larger number of cruise passengers. Services such as shore excursion ticketing and room service ordering can be effectively handled through interactive television, in addition to a wide range of entertainment and informational options. The Company's historical operations within the cruise industry have resulted in the development of many applications that could be readily implemented on new ships. The Company was the first organization to successfully operate fully-installed digital interactive television systems on cruise ships. There can be no assurance, however, that the Company will receive contracts for future interactive television installations in the cruise industry, or that any sales will result in the desired improvements to financial condition or results of operations.

     Operations. Late 1997 and the beginning of 1998 was a period of transition for Allin Systems' interactive television operations. Early 1998 also marked a period of retrenchment for the operation of interactive systems previously installed on cruise ships on an owner-operator model dependent primarily on transactional revenue. During 1998, marketing efforts were fully oriented toward the sale of interactive systems and systems integration services. Late in 1998, Allin Systems also began to offer consulting services specializing in interactive media design and applications. Target markets for these efforts included new markets in the healthcare and education industries and continued efforts with the cruise industry, where the majority of the Company's historical interactive television operations have occurred.

     The Company believes demand for interactive services will increase in the healthcare industry as private sector hospitals are driven to market better services and state of the art systems, and that both private and public sector hospitals will need to invest in labor saving tools such as interactive systems to improve the efficiency of reduced staffs by facilitating more efficient flow of information and order processing and a more flexible training process. The Company believes a market exists for an interactive television system that can effectively deliver on-demand patient and staff educational content, information about hospital services and facilities, food service orders, patient surveys and entertainment. Management believes that interactive television that can effectively deliver these services can both increase patient satisfaction and labor efficiency. During 1998, Allin Systems sold its first healthcare-based interactive system. The installation was for a new Mayo Clinic hospital in Phoenix, Arizona and was completed in October 1998. Interactive features implemented with this system include on-demand viewing of digitally stored video content related to medical conditions and treatments, training and continuing education video content for hospital staff, multiple language capability and forwarding and playback capabilities.

     The Company believes that an education industry market is emerging for interactive systems that can facilitate wide area networking connections, Internet and Intranet accessibility and that utilize on-demand educational video content that is both digital and analog based. The Company believes that the interactive television applications Allin Systems has developed and implemented in the cruise and healthcare markets are well suited for application to the education industry. The Company's interactive services can enable school districts to create centralized multimedia libraries with teacher controlled on-demand access, increase accessibility of educational content and on-line testing to students and centralize administrative content distribution. Allin Systems began marketing to the education industry during the second half of 1998 and has not to date installed any interactive system in an educational setting.

     In early 1999, Allin Systems engaged one independent marketing consultant with extensive experience in the education industry to lead sales efforts to this industry and to pursue relationships with existing educational content system providers. Allin Systems anticipates that it will pursue healthcare sales efforts on multiple fronts including direct sales to individual hospitals and large healthcare organizations operating multiple hospitals and development of distribution relationships with other system integrators specializing in healthcare. Allin Systems lacks a history of recurring interactive television sales to the healthcare and education industries, however, so there can be no assurance that the Company will be effective at securing system orders from customers in these industries or that any orders received will result in the desired improvements to financial condition or results of operations.

     The majority of historical activity for Allin Systems' interactive television and systems integration services has been concentrated in the cruise industry. Services provided for the cruise industry remained the dominant operating activity during 1998 despite the reorientation of marketing efforts to include additional target industries as described above. Allin Systems continued to market the sale of interactive systems to cruise lines during 1998 although no new systems were installed and no additional orders were received. Allin Systems sold and installed a complete interactive television system on one cruise ship in 1997. Management believes that the newer, larger ships that are being developed within the cruise industry will require a heightened level of automation to effectively service the larger number of cruise passengers. Services such as shore excursion ticketing and room service ordering can be effectively handled through interactive television, in addition to a wide range of entertainment and informational options. The Company's historical operations within the cruise industry have resulted in the development of many applications that could be readily implemented on new ships. The Company believes that its extensive experience with operating interactive systems on cruise ships gives it a competitive advantage over competitors for system sales within the cruise industry. There can be no assurance, however, that this advantage will result in additional system sales or that any sales made will result in the desired improvements to the Company's financial condition or results of operations.

     In addition to interactive television system sales on a systems integration basis, Allin Systems has undertaken the marketing of consulting services related to interactive television technology during 1998. In late 1998, Allin Systems received a consulting engagement to prepare design specifications for an interactive television system anticipated to be installed on a new cruise ship being built in 1999.

     Revenue from interactive television operations on cruise ships during 1998 resulted primarily from transactional interactive services such as pay-per-view movies and video gaming, and from management fees derived from cruise lines for operation of the systems. The cruise industry interactive television system provides cruise passengers with a variety of services, including video gaming, on-demand pay-per-view movies, shore excursion information and ticket purchasing, room service and wine ordering, ship information and account review. Allin Systems began 1998 operating interactive systems on a total of eleven cruise ships, including five Celebrity Cruises, Inc. ("Celebrity") ships, two Carnival Cruise Lines ("Carnival") ships, one Norwegian Cruise Lines ("NCL") ship, and three Royal Caribbean Cruise Lines, Ltd. ("RCCL") ships. On March 20, 1998, the Company reached a mutual agreement with RCCL to terminate its contract for interactive television services aboard the three RCCL ships on which it operated. Operations for these three systems ceased in the second quarter of 1998. Allin Systems continued operation of the other eight systems throughout 1998. Operation of the interactive television system aboard the NCL ship Norwegian Dream is scheduled to cease in April 1999.

     Allin Systems discontinued installation of interactive television systems on a concessionaire basis during 1997. At that time, the Company determined that the revenue realized from system transactions was inadequate to justify continued operation of the systems without additional revenue sources. In late 1997, agreements were reached providing for management fees for system operation with Celebrity, Carnival, NCL and RCCL. The various cruise line agreements allow certain lines to discontinue services or management fees at certain points in time or after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation in 1999 or any following periods. Management determined that Allin Systems would cease operating any systems where management fees were terminated unless operating history for that system indicated positive operating cash flow could be maintained without the fees. Termination of management fees was a central issue in ceasing operation of the RCCL interactive systems. Similarly, NCL was able to discontinue management fees after December 31, 1998 at its option and NCL notified the Company of its intent to do so. Allin Systems will cease operation of its system on the Norwegian Dream in April 1999. The Company and NCL have agreed on an interim reduced management fee for the period January to April 1999. Transactional revenue and management fees have been or will be lost for the RCCL and NCL ships following termination of services. During the year ended December 31, 1998, transactional and management fee revenue and gross profit derived from operations for RCCL represented approximately 2.3% and 4.9% of the Company's consolidated revenue and gross profit, respectively. During 1998, transactional and management fee revenue and gross profit derived from operations for NCL represented approximately 1.1% and 2.4% of the Company's consolidated revenue and gross profit, respectively. See Note 19 in the Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data for additional information regarding the RCCL and NCL contract terminations.

     Allin Systems sought alternate productive use for equipment removed from discontinued ship-based interactive system installations. The Company was not able to secure alternate deployment for most of the equipment despite extensive efforts in this regard. During the third quarter of 1998, the Company accordingly recorded a loss to writedown equipment removed from ships, as well as equipment associated with three interactive systems, including the Norwegian Dream system, for which there are no long-term commitments for management fees and for which the continuation of future operation is uncertain. Detailed information concerning the writedown of assets is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data.

     Under its ITV system contracts with cruise lines, Allin Systems shares with the host cruise line a portion of the revenue the system generates from the sale to passengers of various pay services. Revenue sharing terms provide for the Company to receive the majority of revenue until an amount attributed to the Company's installation costs has been recovered, after which point the cruise line is entitled to receive an increased share. Based on revenue attribution through December 31, 1998, no significant change in revenue sharing percentages is expected during 1999 for any Carnival or Celebrity ships. NCL is not currently sharing in transactional revenue generated by the system in place on the Norwegian Dream and is not expected to receive any revenue sharing prior to termination of operation of this system in April 1999.

     During 1998, Allin Systems' interactive television operations were conducted primarily through technical and administrative personnel based in its Ft. Lauderdale, Florida office and through system operators located onboard the ships on which systems were in operation. Installation of the Mayo Clinic system was performed on site in Phoenix, Arizona. It is anticipated that 1999 operations will be conducted in a similar manner. It is also expected that technical personnel based with the Florida operations will be primarily responsible for any interactive system installations Allin Systems is successful in obtaining during 1999 in any other industries.

     During 1998, Allin Systems' interactive television operations accounted for 22% of the Company's consolidated revenue. Interactive television revenue is currently dependent upon a limited number of customers. The loss of any such customer could have a material adverse effect on the Company's business, financial condition and results of operations. The April 1998 termination of operations aboard three RCCL ships materially reduced transactional revenue such as pay-per-view movies and gaming. In 1998, one cruise line customer, Celebrity, accounted for 12% of the Company's consolidated revenue. Three customers, Celebrity, Carnival and RCCL, accounted for 54%, 20%, and 13%, respectively, of 1998 interactive television revenue.

     Each of the Company's interactive system contracts with Carnival and Celebrity is subject to renewal by mutual consent of the parties at the expiration of the initial term. The terms of the remaining contracts range from December 2000 to November 2002. The Carnival contract provides for rights to early termination under certain conditions and with notice and discontinuation of management fees after specified notice periods. A decision by Carnival or Celebrity to discontinue their agreements with the Company at the contractual expiration date or by Carnival to discontinue earlier could have a material adverse effect on the Company.

     Technological Improvements; Research and Development. The Company's continued efforts to improve its interactive television capabilities during 1998 included improvements to video server operating software, development of healthcare related interactive applications including video forwarding and playback capabilities and improvements in advertising content display. The Company also undertook research to evaluate potential technological improvements to the functionality of end user system components. The Company evaluated internal development and implementation of these improvements as well as potential external sources for end user components that would offer the desired improvements to system functionality. During the course of this process, research indicated that technology produced by On Command Corporation ("On Command") could provide an advanced interactive system capable of offering end user and head end functionality improvements in delivering the Company's interactive applications. Consequently, in January 1999, the Company entered into a Supplier Agreement with On Command. See Suppliers below. The Company discontinued internal research and development efforts related to end user components and systems once the potential availability of the On Command product was ascertained.

     The Company expects interactive television research and development activities during 1999 to focus on four areas. Integrating On Command technology with Allin Systems' interactive television applications will require modifications to existing, or development of new, software interfaces. Any new system orders obtained will necessitate some modification of existing content and applications or development of new interactive applications that meet the specific needs of the client. Module development and modification of this type will only be conducted as system or consulting business is obtained. Allin Systems intends to pursue development of interactive applications based on NetShow Theatre, an emerging Microsoft product for delivering broadcast-quality video content to personal computer networks. The fourth anticipated area of development will focus on delivery of interactive content and services across additional types of information networks, although the Company does not anticipate significant investment in this initiative without system orders based on alternate network types or support of research efforts by interested technology industry parties. Allin Interactive is currently working with Fore Systems, Inc. on development of interactive applications for ATM networks.

     The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company believes that its strategy of concentrating on integration services and applications and content development for other suppliers' interactive technology minimizes this risk.

     Suppliers. The Company uses readily available hardware and software in its systems to the extent possible to help to ensure ready availability of components. The Company does not manufacture the hardware components it uses and has one or more sources of supply for all such components. The Company purchases components through purchase orders and does not have long term supply contracts, except for the On Command agreement described below.

     The Company has recently entered a Supplier Agreement with On Command for end user and other interactive television components to be used in future system installations utilizing radio frequency based networks. Under the Supplier Agreement, On Command has agreed to exclusively sell Allin Interactive its proprietary components for use in certain markets and an exclusive license to use certain software necessary to operate the On Command equipment in these markets. Under the agreement, On Command may request a license to use any modifications to the On Command software developed by the Company. The Company believes the On Command product offers substantial functionality improvements over components previously used in certain areas such as end user components.

     The Company has entered into agreements with distributors of motion pictures for non-theatrical viewing under which the distributor licenses to the Company the right to make pay-per-view movies available on the Company's interactive television system. Payment to the distributors is based on revenue derived from the sale of such movies on the Company's interactive television system or on a fixed price basis for certain time periods. The distributor pays the associated royalties to the motion picture studios and other third parties. Although a specific title may be available from a single source, the Company does not anticipate that it will experience difficulty in obtaining these products.

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

     In the healthcare market, the Company is aware of several competitors developing interactive systems specifically for a health care environment. The Company believes the most prominent of these is Telehealth Services. The Company is not aware of competitors in the education market with fully digital interactive systems capable of being networked over a variety of communications systems similar to the Company's. The Company believes the main source of competition currently comes from analog-based media retrieval systems provided by Dukane, Rauland-Borg, and Dynacom. In the cruise line market, primary competition comes from The Network Connection, which entered into an agreement with Carnival for at least one ship system. The Company believes that the initial system under this agreement was recently installed at substantial capital commitment by The Network Connection.

     The Company believes that its strategy of focusing on integration services and applications and content development for other suppliers' interactive technology provides it with a competitive advantage associated with a more diverse product offering. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or successfully compete with the Company. There can also be no assurance that competition will be solely for system sales as interactive competitors, including the Company, have at certain times been willing to make significant capital commitments to obtain system installations. Allin Systems no longer competes on this level.

     Allin Systems - Digital Imaging

     Industry Overview. Digital imaging involves the capture of images in, or conversion of images to a digital format, the manipulation and storage of images in a computer, the printing of images via digital printers, and the transmission of the images over electronic networks. Digital imaging equipment has been developed which permits the capture of digital images instantly without the need for film or the chemical development process. Once an image is stored in a computer, software can be used to manipulate and enhance the image in various ways such as changing the size, rotating it, or changing the color, saturation, or density. The September 1998 Standard & Poor's Monthly Investment Review Industry Survey: Photography/Imaging foresees a long-term convergence between photography and computer technology. Digital photography is currently utilized by a relatively small portion of photography studios nationally, but Management believes its use is growing and expects it to rapidly increase over the next five to ten years as the cost of digital photography hardware and software decreases and the benefits to photography studios and their customers become more widely recognized. The Company believes that digital photography's fundamental advantages over conventional wet photography in the areas of image manipulation and enhancement, new product creation, and image transmission and storage are likely to become increasingly pronounced allowing for improved consumer product and process satisfaction, improved image processing time and reductions in processing labor. The Company expects that within ten years, the professional portraiture industry will have a significant migration from conventional wet photography to digital systems.

     Operations. The Company's expertise in the use and configuration of digital photography systems allowed Allin Digital to establish itself as a viable participant in the professional photography digital systems integration market in 1998. The Company's management intends to continue its commitment to the pursuit of systems integration opportunities in digital photography, due to its consistency with the Company's organizational objectives to focus on consulting and integration services and management's belief that it is an area where the Company can be competitive. The member businesses of the Professional Photographers of America continue to be identified as the target market for Allin Digital. These photography operations typically represent larger, more established businesses utilizing more master photographers than the rest of the industry. Allin Digital initiated marketing activities in mid-1998 to address this target group of businesses, including the use of internal marketing personnel and national trade show activity. In addition, Allin Digital uses an exclusive commission-based referral arrangement with an individual nationally known for his expertise in digital photography and who also operates a digital imaging education center. Based on these marketing activities, Allin Digital completed systems integration for seventeen digital photography systems nationally in 1998, its first year of operations of this type. Allin Digital previously conducted retail digital photography operations.

     Conversion to a digital system is a significant commitment for Allin Digital's targeted customers and their system purchase represents a purchase that will be made on a non-recurring basis. Allin Digital thoroughly evaluates a potential customer's needs and operational plans in preparing proposed system configurations and quotations. Systems integration projects have to date been conducted on a fixed price basis. Allin Digital's growth is dependent on continued identification and effective marketing to new customers. Allin Digital attempts to maintain the relationships it establishes with secured clients in order to be the source of digital consumable supplies and ongoing technical support and system upgrades. Allin Digital has been effective to date at generating ancillary sales from the majority of customers for which it has performed systems integration services. Through this strategy, the Company seeks to build a base of recurring revenue while continually focusing on customer satisfaction and the opportunity for the development of additional business through referrals, although there can be no assurance that increases in revenue will be realized.

     The hardware and software configurations Allin Digital provided for systems integration customers in 1998 utilized, for the most part, readily available "off the shelf" components purchased from third parties. However, Allin Digital released a proprietary portrait viewing and selling system in August, 1998 named Portraits Online. This product, sold as a digital system add-on, allows the portrait studio's customers to view and order their portraits on a touchscreen monitor immediately following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the Portraits Online Internet site. The Company believes the Portraits Online features offer it a competitive advantage over competing integration services because of the functionality and sales opportunity advantages it presents to potential customers. There can be no assurance, however, that the Company will be successful in generating increased sales because of the Portraits Online system or that sales obtained will result in the desired improvements to the Company's financial condition or results of operations. There can also be no assurance that competitors will not develop similar or superior products which may adversely affect Allin Digital's sales efforts.

     Allin Digital Imaging's operations are managed from the Company's Pittsburgh, Pennsylvania office while installations are performed at the respective clients' locations. Technical resources necessary for installations and technical support are obtained by utilizing Allin Interactive, Allin Consulting, and independent contractors.

     Revenue has not been dependent on a limited number of customers and no single customer accounted for 10% of digital imaging revenue in 1998.

     Research and Development. The Portraits Online system was developed through modification of the Company's previous research and development efforts in the areas of card swipe technology utilized for immediate access and viewing of images on monitors, and database image archiving technology utilized for image access through the Internet. Development efforts in 1998 were focused on adapting previously developed operating systems for differing hardware and software configurations used in Allin Digital's customer system installations. The Company expects that further research and development efforts in 1999 will be focused on Portraits Online system improvements, added functionality, and modifications necessary to integrate additional "third party" software and hardware components necessary to expand Allin Digital's product portfolio.

     Suppliers. The Company does not manufacture the hardware components it uses in conjunction with its systems integration services in digital photography and has one or more sources of supply for all such components. Similarly, the third party software utilized in these projects is widely marketed and readily available from a number of suppliers. The Company purchases and intends to continue to purchase components through purchase orders and does not have long term supply contracts. The Company plans to use readily available hardware and software in its activities to the extent possible to help ensure ready availability of components. The Company believes that reasonable alternative sources of supply currently exist for all components.

     Competition. The market for digital imaging systems integration services, primarily for conversion of established businesses from use of conventional wet photography to digital imaging technology, is small at present. The market is expected to grow rapidly over the next five to ten years as the pace of the expected industry wide conversion grows. Desktop Darkroom and Calumet Photographic are currently the Company's major competitors. The rest of the competition is fragmented among small providers, typically local or regional stockhouses specializing in marketing photographic products and services to commercial photography businesses. These stockhouses currently place primary emphasis on products and services related to conventional wet photography, as this method is still in predominant usage. The Company believes that its specialized focus on digital imaging systems will be advantageous in competing with the stockhouses and will help to mitigate their advantage of having prior established relationships with existing photography businesses. Allin Digital competes on the basis of quality of service and believes the Portraits Online system currently offers it a competitive advantage.

     Allin Systems - Computer Hardware and Software Sales

     Industry Overview. The market for computer hardware and software sales is a significant component of the American and worldwide economies. Standard & Poor's Industry Surveys for Computers: Hardware (February 26, 1998), Networking Equipment (August 6, 1998) and Software (September 17, 1998) estimate the worldwide market size as exceeding $500 billion annually. These surveys foresee continued rapid growth in networking equipment and software, but slowing growth in hardware sales. The hardware and software market is very diverse in the types of organizations participating, ranging from giant manufacturers employing direct sales, to retail stores specializing in computer products, to hardware and software being one of multiple product lines offered by other retail or consulting businesses.

     Operations. Allin Systems' historical operations for computer product sales have been predominantly in support of related companies. Third party business has been primarily obtained in connection with Allin Consulting engagements for consulting services. The Company expects this pattern to continue in 1999, but expects that the growth in scope and size of its consulting operations will generate opportunities for growing its business in hardware and software sales. The Company has developed purchasing capabilities and agreements with vendors providing it access to a wide spectrum of computer related hardware, software and networking equipment at competitive prices. During 1999, the Company intends to seek to expand this supplier base to further enhance its available products and its opportunities for attractive pricing.

     Allin Systems' product offerings include most computer-related hardware and software available in the marketplace. It has historically maintained very little in inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Hardware and software sales operations are conducted from the Company's Oakland, California and Pittsburgh, Pennsylvania offices.

     During 1998, two customers accounted for 26% and 11%, respectively of computer hardware and software sales.

     Suppliers. The products sold by Allin Systems are readily available from a large number of sources. The company has historically purchased a substantial portion of its products from one supplier due to pricing advantages offered through volume purchasing. The Company is seeking to expand its supply sources in 1999.

     Competitors. As noted above, the numbers and types of entities selling computer related hardware and software products are numerous and diverse. Some computer manufacturers, such as Gateway and Dell, sell equipment directly to clients. Hardware and software products are readily available at a number of retail outlets specializing in these types of products, such as CompUSA, but can also be obtained from retailers as diverse as department stores, bookstores, and office supply outlets. Additionally, there are a large number of computer consultants that also sell hardware and software. The Company believes that Allin Network's relationships with affiliates will continue to be the predominant source of customers and this referral source is expected to serve as a competitive advantage with those customers.

     The information following in the remainder of this Narrative Description of Business pertains to the operations of the Company as a whole, unless otherwise indicated.

     Research and Development; Capital Expenditures

     During 1998, the Company expensed approximately $152,000 for software development, principally for enhancement of Allin Interactive's video server technology, healthcare related interactive application development, preliminary research regarding end-user interactive components and continued development of Allin Digital's image retrieval and archival technology. An additional $20,000 of software development was capitalized, primarily related to digital imaging technology.

     During 1997, the Company expensed approximately $212,000 for software development, principally for enhancement of Allin Interactive's interactive television technology and development of Allin Digital's digital imaging technology. An additional $48,000 of software development was capitalized related to certain upgrades related to Allin Interactive's interactive television system.

     During 1996, the Company expensed approximately $949,000 and capitalized $216,000 for software development, principally for enhancement Allin Interactive's interactive television system, and development of Allin Digital Imaging's digital imaging technology. Other development was focused on software and other product applications to be presented to participants in other business markets.

     Employees

     As of February 28, 1999, the Company employed approximately 170 people and utilized the services of approximately 40 independent contractors. None of the employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

     Marketing and Sales

     The Company's marketing and sales efforts are directed toward several distinct groups: customers in need of technology consulting, software development or network solutions services, customers that will utilize the Company's systems integration services in interactive television and digital photography, and customers interested in purchasing computer hardware or software.

     The Company has eight dedicated sales and marketing personnel among its subsidiaries. Seven focus on technology consulting, software design and network
solutions.  One currently focuses on interactive television customers.   Certain
of the Company's operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company's interactive television, digital imaging and specialized bank industry technology consulting operations. Allin Systems additionally has sales referral arrangements in place with two parties, one focusing on interactive television and one focusing on digital imaging.

     Government Regulation

     The Company's interactive television systems in operation for the cruise industry currently offer games of chance to ship passengers while operating in international waters. However, such gaming cannot be offered while the ship is in any United States port and it cannot be offered in any United States land based application of the interactive television system at this time.

(d)   Financial Information About Geographic Areas

     Financial information about geographic areas in which the Company operates is included in Note 23 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data.

(e)    Forward Looking Statements

     Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures about Market Risk and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management.
Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Theses statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Integration of Acquired Entities. The Company acquired the operations of Allin Consulting-Pennsylvania in August 1998. The Company additionally acquired MEGAbase in November 1998 and subsequently merged it into Allin Consulting-California. The Company intends to operate all of these entities in its Allin Consulting business unit and to undertake joint marketing, recruiting and training programs for all entities. Additionally, the Company seeks to promote an orientation toward common practice disciplines and methodologies across its consulting operations. Furthermore, the Company intends to utilize the technical expertise of individuals in Allin Consulting-California and Allin Consulting-Pennsylvania for the benefit of the entire business unit. Allin Consulting-California, Allin Consulting-Pennsylvania and the former MEGAbase have no prior history of joint operations and there can be no assurance that the entities will be able to effectively carry out joint efforts. Failure to do so may result in reduced revenues or earnings for the Allin Consulting business unit and the Company.

     Need for Management of Growth and Geographic Expansion.   The Company's
growth strategy will require its management to conduct operations, evaluate acquisitions and respond to changes in technology and the market. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected. The Company intends to pursue continued geographic growth of its operations, particularly in technology consulting, software development and network solutions. Allin Consulting has substantially expanded the geographic scope of its operations in the Northeastern United States through the acquisition of Allin Consulting-Pennsylvania, with offices in Pittsburgh, Pennsylvania and Cleveland, Ohio. Furthermore, Allin Consulting's specialized banking industry technology consulting services operate on a national scope. Allin Consulting has also experienced growth in the geographic scope of engagements serviced by personnel based in northern California. Allin Consulting is evaluating further geographic expansion of operations through acquisition or investment. There can be no assurance, however, that Allin Consulting will be successful at identifying or acquiring other businesses, or that any business that may be acquired will result in the desired improvements to financial results. Allin Systems is marketing interactive television and digital photography services nationally and intends to undertake installations throughout the United States, if obtained. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

     Dependence on Key Personnel.   The Company's success is dependent on a
number of key management, research and operational personnel for the management of consulting operations, development of new markets and products and timely installation of its systems. The Company's reorientation of marketing strategies and operations during late 1997 and 1998 has also resulted in certain key executives assuming different or additional responsibilities for the Company's operations. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel and to engage non-employee consultants. There can be no assurance that the Company will be successful in attracting and retaining such personnel or contracting with such non-employee consultants.

     Competitive Market Conditions. The technology consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities will require continuing education and training of the Company's technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company's customers. The Company's competitors may have resources to develop training and industry monitoring programs that are superior to the Company's. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of
operations..   The market for interactive television and digital imaging systems integration services is new and rapidly evolving. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.

     Fluctuations in Operating Results.   The Company expects to experience
significant fluctuations in its future quarterly operating results that may be caused by many factors, including the addition or conclusion of significant consulting or systems integration engagements or the acquisition of businesses. Accordingly, quarterly revenue and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997 and 1998 and, as of December 31, 1998, had an accumulated deficit of $27,752,000. Allin Interactive has recognized net losses since inception in 1994 primarily because of the limited revenue generated from its interactive television operations. The Company anticipates that it will continue to incur net losses at least through all or a portion of 1999, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Liquidity Risk. During the fourth quarter of 1998, the Company's cash position declined significantly due to the usage of operating working capital to fund a portion of the retirement of a note payable associated with the acquisition of Allin Consulting-Pennsylvania. The cash decline has been mitigated somewhat by the Company obtaining a line of credit facility during the same time period. The credit facility expires in September 1999 and no assurance can be given that the Company will be able to renew or replace the facility on similar terms or at all. While the Company's management believes the acquisition of Allin Consulting-Pennsylvania has to date improved operating cash flow and expects this to continue, there can be no assurance that a prolonged downturn in operations or business setbacks to Allin Consulting-Pennsylvania or the Company's other operating entities will not result in working capital shortages which may adversely impact the Company's operations.

     Limited Operating History Under Reorganization of Allin Systems Operations and New Marketing Strategies. The Company fundamentally changed the marketing strategies of Allin Systems with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations in February 1998. Allin Systems now seeks to sell customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system. To date, Allin Interactive has completed one system installation on a cruise ship under this model and one system installation for a hospital. Allin Digital has moved from a retail digital photography strategy to providing systems integration services specializing in the installation of digital photography systems for professional photography businesses. Because the Company has only a limited history of operations in the present configuration of business units and with the current marketing strategies for Allin Systems, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for its interactive platform and other technologies on a systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for alternative applications of its interactive platform, or that any contracts obtained will generate improvements to the Company's profitability or cash flow. During 1998, the Company entered a new market by offering systems integration services to professional photography businesses. There can be no assurance that the Company will achieve ongoing success within this market, or that any additional business obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. The Company is currently developing software interfaces and modifications for end-user operating systems for the On Command end user operating components to be utilized in future interactive system installations. The Company believes usage of the On-Command equipment could result in fundamental improvements to the functionality of the end user system components. The Company also intends to conduct research and development activities in other areas to improve its products and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

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

     Cruise Lines' Rights to Terminate Operations or Management Fees. Certain cruise lines have the right to terminate the Company's operations on such cruise lines' ships, or to discontinue payment of management fees, upon notice. Any such termination of operations would eliminate the Company's ability to share in revenue produced by the affected interactive television system. Any such discontinuation of management fees would eliminate the Company's ability to charge fees for operation of the system. The loss or elimination of the Company's rights to any of these sources of revenue resulting from any of the foregoing events could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has been informed by NCL that it plans to discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998. Operation of this system is scheduled to terminate in April, 1999. The impact may be mitigated if the Company is successful in obtaining agreements for new system installations, although there can be no assurance the Company will be successful in obtaining agreements for new installations, or installation agreements that may be any obtained will be on terms as favorable as present.

     Proprietary Technology; Absence of Patents. The Company does not have patents on any of its technology and relies on a combination of copyright and trade secret laws and contractual restrictions to protect its technology. It is the Company's policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of its software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the Company's technology and proprietary information or independently to develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its technology. Any misappropriation of the Company's technology or proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Year 2000 issue. Currently, the Company believes that the most reasonably likely sources of risk to the Company include (1) the disruption of revenue production from its interactive television systems aboard cruise ships, through failures in the systems or the failure of the cruise lines' shipboard billing systems; (2) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers, and; (3) the possibility that Year 2000 issues develop in interactive systems sold by the
Company or in any future sales.   The Company's Year 2000 issues and any
potential business interruptions, costs, damages or losses related hereto are dependent, to a significant degree, upon identification and remediation of deficiencies and the Year 2000 compliance of third parties, both domestic and international, such as vendors and suppliers. If the Company is unable to successfully identify and timely remediate Year 2000 problems or the level of timely compliance by key suppliers and service providers is not sufficient, Year 2000 failures could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant business disruptions. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Year 2000 Issue.

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

Item 2 - Properties

     Allin Corporation's principal executive offices are located at 400 Greentree Commons, 381 Mansfield Avenue, Pittsburgh, Pennsylvania 15220 in leased office space. Allin Consulting's Pittsburgh-based management, marketing and administrative personnel moved into a portion of the Greentree Commons office space in February 1999, primarily utilizing office space vacated by SportsWave, Inc. personnel after the sale of that subsidiary. The Company is attempting to sublet or negotiate a lease termination for the suburban Pittsburgh office space previously occupied by Allin Consulting personnel. The Company's principal executive offices are also the location of Allin Systems' digital imaging business and the Pittsburgh-based portion of its computer hardware and software business.

     Allin Consulting's technology consulting operations also utilize leased office space in San Jose and Oakland, California and Cleveland, Ohio. In early 1999, Allin Consulting relocated the personnel added with the MEGAbase acquisition to its San Jose office. A new tenant for the former MEGAbase leased office space in Mountain View, California has been obtained, eliminating any continuing obligation for the former MEGAbase office space. The Cleveland office houses management and administrative personnel for Allin Consulting's specialized banking industry technology consulting services. Allin Consulting closed a small office located in Erie, Pennsylvania in February 1999. The Erie office had been leased on a month-to-month basis.

     Allin Systems' interactive television operations are located in leased office space in Ft. Lauderdale, Florida. Allin Systems also utilizes a portion the Company's Oakland office space for its computer hardware and software business.

     All of the Company's leased offices currently in use are fully utilized. All of the leased properties are suitable and adequate to meet the organization's needs as of December 31, 1998. As noted previously, office space formerly occupied by Allin Consulting in Pittsburgh is not currently being utilized and the Company is attempting to sublet or negotiate a lease termination. The lease for this office space will expire in December 2000.

Item 3 - Legal Proceedings

     The Company from time to time is involved in litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject, for which any material adverse judgement is considered probable.

Item 4 - Submission of Matters to a Vote of Security Holders


   (a) A Special Meeting of the Stockholders of the Company was held on Thursday, December 31, 1998.

   (b)  Not applicable.

   (c) The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Special Meeting:

          Proposal 1:  To approve the issuance of shares of the Company's Common
                       Stock upon the conversion of outstanding shares of the Company's Series B Redeemable Preferred Stock.

          Proposal 2:  To approve the issuance of shares of the Company's Common
                       Stock upon the exercise of certain outstanding warrants to purchase shares of common stock.

          Proposal 3:  To approve the issuance of shares of the Company's Common
                       Stock upon the conversion of a certain outstanding promissory note in the principal amount of $2,000,000.

          Proposal 4:  To approve an amendment to the Company's Certificate of
                       Incorporation which would change the Company's corporate name to Allin Corporation.

          Proposal 5:  To approve the 1998 Stock Plan of the Company.


          Results were as follows:

                                     Votes For     Votes Against   Votes Abstaining    Shares Non-Voted
                Proposal 1              4,065,265          28,789                800             647,660
                Proposal 2              3,663,674         430,380                800             647,660
                Proposal 3              3,663,624         430,430                800             647,660
                Proposal 4              4,729,314          12,400                800                   0
                Proposal 5              4,030,492          63,562                800             647,660

                     There were a total of 5,987,462 shares of the Company's Common Stock eligible to vote at the Special Meeting.

          (d)    Not applicable.

Part II


Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

     Allin Corporation's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market in November 1996 under the symbol "ALLN". During 1998, the high and low closing prices per share of the Common Stock as reported by Nasdaq were $4 7/8 and $3 1/8, respectively. On March 3, 1999, there were approximately 104 record holders of the Common Stock. Record holders do not include owners whose shares are held only in street name by a broker or other nominee.

     Quarterly high and low closing prices per share of the Common Stock as reported by Nasdaq during 1997 and 1998 were as follows:

High and Low Closing Prices Per Share of Common Stock           Quarterly High          Quarterly Low
             as Reported by Nasdaq                                    Price                Price
First Quarter 1997                                                    21 1/2              13 1/2
Second Quarter 1997                                                    9 1/2               2 3/8
Third Quarter 1997                                                     4 1/4               2 5/8
Fourth Quarter 1997                                                        5               3 1/2

First Quarter 1998                                                     4 7/8               3 5/8
Second Quarter 1998                                                    4 3/4               3 3/4
Third Quarter 1998                                                     4 5/8               3 1/4
Fourth Quarter 1998                                                    4 1/4               3 1/8

     There have been no dividends declared on the Common Stock since the inception of the Company. The Company has no intention to declare dividends on its Common Stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series B Redeemable Preferred Stock. The Loan and Security Agreement has an initial term of one year.

     On November 20, 1998, the Company issued 6,568 shares of its Common Stock to the former shareholder of MEGAbase as a portion of the consideration for the purchase of MEGAbase. As no public offering was involved, the issuance of these shares of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - Selected Financial Data


                       ALLIN  CORPORATION & SUBSIDIARIES

                            SELECTED FINANCIAL DATA
               (Dollars in thousands, except for per share data)

     The selected financial data for each of the periods ended December 31, 1994, 1995, 1996, 1997 and 1998 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company (Item 8), and "Management's Discussion and Analysis of Financial Condition and Results of Operations," (Item 7) included elsewhere in this Form 10-K and in the Company's Form 10-K reports for the periods ended December 31, 1996 and 1997.

     During the periods presented, the Company's financial position and results of operations have been materially impacted by acquisitions of businesses and the Company's initial public stock offering in November 1996. Acquired businesses include Allin Consulting-California and Allin Network in November 1996, Allin Consulting-Pennsylvania in August 1998 and MEGAbase (subsequently merged into Allin Consulting-California) in November 1998. Results of operations for acquired entities are included only for time periods subsequent to the acquisitions and accordingly affect the comparability of information among the periods presented.

     The Company's September 1998 sale of SportsWave, Inc. represents disposal of a segment of the Company's business and results of operations for this company have been reclassified to discontinued operations for all applicable periods.

     Allin Interactive elected to be treated as an S Corporation through July 22, 1996 and, as a result, the taxable loss has been reflected on the federal and state tax returns of the shareholders rather than the corporate returns through that date.

     The selected financial data for the periods ended December 31, 1994 and 1995 reflect solely the financial position and results of operations of Allin Interactive. The selected financial data for the period ended December 31, 1996 includes the financial position and results of operations of Allin Corporation, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the portion of 1996 for which the company had operations or that was subsequent to acquisition. The selected financial data for the period ended December 31, 1997 reflects the financial position and results of operations of these six companies for the full year of 1997. The selected financial data for the period ended December 31, 1998 reflect the financial position and results of operations of the previously noted six companies for the full year of 1998 and Allin Consulting-Pennsylvania for the portion of 1998 subsequent to acquisition. Operations for MEGAbase subsequent to acquisition are reflected with Allin Consulting-California.

                                                                          Period Ended December 31,
                                                  -------------------------------------------------------------------------
                                                      1994           1995           1996           1997           1998
                                                  -------------  -------------  -------------  -------------  -------------
Statement of Operations Data:
  Revenue.......................................    $       --     $       44     $    1,110     $    9,596     $   15,291
  Cost of sales.................................            --             10            645          5,988          8,781
                                                    ----------     ----------     ----------     ----------     ----------
  Gross profit..................................            --             34            465          3,608          6,510
  Depreciation & amortization...................             6            288          1,339          3,887          3,414
  (Gain) loss on impairment or disposal
   of assets.....................................           --             --             (1)         1,227          3,165

  Other selling, general & administrative.......           582          1,545          6,491          9,403          7,358
                                                    ----------     ----------     ----------     ----------     ----------
  Loss from operations..........................          (588)        (1,799)        (7,364)       (10,909)        (7,427)
  Interest expense (income), net................            24            369            800           (413)            (7)
                                                    ----------     ----------     ----------     ----------     ----------
  Loss before income tax expense................          (612)        (2,168)        (8,164)       (10,496)        (7,420)
  Income tax expense............................            --             --             22             45             --
                                                    ----------     ----------     ----------     ----------     ----------
  Loss after income tax expense.................          (612)        (2,168)        (8,186)       (10,541)        (7,420)
  Minority interest.............................            --             --             --             --             28
                                                    ----------     ----------     ----------     ----------     ----------
  Loss from continuing operations...............          (612)        (2,168)        (8,186)       (10,541)        (7,448)
  (Gain) loss from discontinued operations......            --             --            161            162         (1,657)
                                                    ----------     ----------     ----------     ----------     ----------
  Net loss......................................          (612)        (2,168)        (8,347)       (10,703)        (5,791)

  Accretion and dividends on preferred stock....            --             --            106            232            779
                                                    ----------     ----------     ----------     ----------     ----------
  Net loss applicable to common shareholders....    $     (612)    $   (2,168)    $   (8,453)    $  (10,935)    $   (6,570)
                                                    ==========     ==========     ==========     ==========     ==========
  Net loss per common share.....................        $(0.26)        $(0.90)        $(2.98)        $(2.12)        $(1.20)
                                                    ==========     ==========     ==========     ==========     ==========
  Weighted average number of common                  2,400,000      2,400,000      2,834,565      5,157,399      5,466,979
   shares outstanding ..........................    ==========     ==========     ==========     ==========     ==========



                                                                                  As of December 31,
                                                                                 -------------------
                                                   1994           1995         1996             1997         1998
                                               -------------  ------------  -----------      -----------  -----------
Balance Sheet Data:
  Working capital............................         $  57       $(1,493)      $14,051          $ 6,748      $ 2,513
  Total assets...............................           146         2,353        32,677           21,653       26,312
  Total liabilities..........................           756         5,131         3,875            3,644        8,071
  Preferred stock............................            --            --         2,480            2,500        4,652
  Stockholders' equity.......................          (610)       (2,778)       26,322 (1)       15,509       13,589

--------------
(1) Includes a charge of $661,000 related to the induced conversion of various loan balances due stockholders of the Company into 244,066 shares of the Company's Common Stock.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, words such as "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results and outcomes could differ materially as a result of such important factors including, among other things, the Company's limited operating history with its recent acquisitions, uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit, liquidity, the risks inherent in development of new products and markets, certain customers' rights to terminate operations, competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating results, as well as
other risks and uncertainties.    See Item 1 under the caption "Forward-Looking
Statements".

Overview of Organization, Products & Markets

     Allin Corporation (the "Company"), formerly Allin Communications Corporation, is a provider of technology consulting and systems integration services oriented around practices meeting customer needs for infrastructure, business operations, and electronic business services. The Company offers Microsoft focused technology services and development specializing in Windows NT-based software development, consulting and network integration services. The Company additionally provides consulting and custom development for mainframe systems, specialized technology consulting services for the banking industry, and consulting and integration services focused on the interactive television and digital photography industries.

     During 1998, the Company continued its transition from primarily being an owner and operator of transactional based interactive television and digital photography systems to a provider of technology consulting and systems integration services. Technology consulting and systems integration have evolved as the Company's predominant services due to Management's strategy to focus the Company's core technological expertise on markets with demonstrated demand and to avoid significant capital commitments for speculative technological applications. Consistent with its evolving strategy focusing on technology consulting and systems integration services, the Company sold SportsWave, Inc., its sports marketing subsidiary, in September 1998.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding Company for operating subsidiaries. The Company currently owns five operating subsidiaries organized into two business units. The Allin Consulting business unit includes Allin Corporation of California ("Allin Consulting-California") and Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"). The Allin Systems business unit includes Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital") and Allin Network Products, Inc. ("Allin Network"). The five subsidiaries listed above, as well as Allin Holdings Corporation ("Allin Holdings"), a non-operating subsidiary, are wholly owned by the Company. Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. Allin Consulting-California and Allin Network are California corporations. Allin Consulting-Pennsylvania is a Pennsylvania corporation. Unless the context otherwise requires, all references herein to the "Company" mean Allin Corporation and its subsidiaries. The Company sold SportsWave, Inc. ("SportsWave"), a subsidiary providing sports marketing services, in September 1998. All of the entities noted in this paragraph, except Allin Holdings and SportsWave had corporate name changes in 1998. See Note 1. Organization and Nature of Operations included herein under Item 8 Financial Statements and Supplementary Data for additional information concerning the name changes. All of the entities in the Company's organization now include "Allin" in their corporate names. Management believes this will help to build brand identity for the Company's services.

     The following discussion of financial information for the period ending December 31, 1996 includes the results of continuing operations of the Company, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and AHC for the portion of 1996 for which the companies had operations or that was subsequent to acquisition. The financial information for the period ending December 31, 1997 reflects the results of continuing operations of these companies for the full year of 1997. The financial information for the period ended December 31, 1998 reflects the results of continuing operations of these companies for the full year of 1998 and the results of continuing operations for Allin Consulting-Pennsylvania subsequent to acquisition. Allin Consulting-California reflects the results of operations of the former MEGAbase business subsequent to its acquisition. Results of SportsWave's operations in all periods and the gain realized on the sale of SportsWave in 1998 are reflected as results of discontinued operations and, accordingly, all financial information for continuing operations has been restated for the periods ending December 31, 1996 and 1997.

     Allin Consulting provides technology consulting, software design and network integration services. Allin Consulting's operations are oriented around practices meeting customer needs for infrastructure, business operations, and electronic business services. Allin Consulting provides expertise in Windows NT and Microsoft BackOffice technology, as well as a variety of other technologies for the client/server and mainframe environments. Allin Consulting additionally offers specialized technology consulting services to the banking industry. In August 1998, the Company acquired Allin Consulting-Pennsylvania, which more than tripled technology consulting monthly revenue. The Company also acquired MEGAbase, Inc. ("MEGAbase"), a client/server software development specialist in November 1998, substantially enhancing its development expertise and capabilities. The operations of MEGAbase were merged with Allin Consulting-California following acquisition. With its 1998 acquisitions, Allin Consulting has moved from being predominantly a regional supplier of services in Northern California to a national focus. The Allin Consulting business unit consists of the operations of Allin Consulting-California and Allin Consulting-Pennsylvania. Allin Consulting-California was acquired by the Company in November 1996, as described in Item 1--Business under (a) General Development of Business. Allin Consulting-California, Allin Consulting-Pennsylvania and MEGAbase all conducted business as independent entities approximately thirteen years prior to their respective dates of acquisition.

     Allin Systems' 1998 marketing strategy focused on providing systems integration and consulting services for interactive television applications for the healthcare, education and cruise industries and providing digital imaging systems integration services for the professional and commercial photography industry. Allin Systems continues to operate interactive television systems which it had installed in prior years on an owner-operator model only if transactional revenue and management fees provided by the Company's customers are sufficient to allow for positive cash flow. Allin Systems also sells computer hardware and software and network equipment. The Allin Systems business unit consists of the operations of Allin Interactive, Allin Digital and Allin Network. Allin Interactive was formed in June 1994 as the original corporation in the Allin organization and became a subsidiary of the Company in August 1996 through a merger. Allin Digital was formed as a subsidiary of the Company in August 1996. Allin Network was acquired by the Company in November 1996 and began operations in 1995.


Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenue

     The Company's total revenue for the year ended December 31, 1998 increased to $15,291,000 from $9,596,000 for the year ended December 31, 1997, an increase of 59%. The increase in revenue of $5,695,000 is primarily attributable to the substantial growth in the Company's technology consulting business due to the inclusion of the operations of Allin Consulting-Pennsylvania for five months during 1998 following acquisition.

     Total revenue for the Allin Consulting business unit for the year ended December 31, 1998 was $10,515,000, including $6,156,000 from business operations technology consulting services, $4,198,000 from infrastructure services, $131,000 for electronic business services, and $30,000 for other services. Comparable revenue for the year ended December 31, 1997 was $3,671,000 including $474,000 from business operations, $3,182,000 from infrastructure and $15,000 from electronic business services. The substantial increase in total revenue of $6,844,000, or 186% resulted primarily from the acquisition of Allin Consulting-Pennsylvania in August 1998. Additional contributing factors included increased sales for Allin Consulting-California's operations between the periods, the acquisition of MEGAbase in November 1998 and overall growth in the demand for technology consulting services. Allin Consulting's practice areas possess expertise in the development of applications software and network solutions, which are growing segments of the overall computer services industry. Allin Consulting's expertise with Microsoft operating systems and software, which have and are expected to continue to increase in dominance, has contributed to the growth as demand has increased for consultants capable of developing specialized applications built around Microsoft products. Additional factors contributing to the increase in revenue between the periods include increased marketing efforts to obtain third-party engagements, particularly in the Northern California area, and the recruitment of additional consultants. The Company continues to seek additional opportunities for its Allin Consulting business unit and intends to pursue growth in consulting services through increased marketing efforts and the evaluation of geographic expansion or additional acquisitions of existing businesses. There can be no assurance, however, that the Company will be successful in expanding Allin Consulting's level of revenue, that it will be able to generate or obtain the capital necessary for geographic expansion or additional acquisitions, or that any expansion or acquisitions undertaken would result in the desired improvements to financial results.

     The acquisition of Allin Consulting-Pennsylvania, with its significant business operations practice, was the primary reason for the $5,682,000, or 1,198%, increase in business operations revenue between the periods. Organic sales growth was another significant factor in the increase in business operations revenue, with Allin Consulting-California more than doubling its business operations revenue. The MEGAbase acquisition contributed to the business operations growth for Allin Consulting-California, although it occurred too late in the year to be a material factor. The Company believes the customers and technical resources acquired with the MEGAbase transaction will contribute more significantly to business operations growth in 1999, although there can be no assurance that such growth will be obtained. Infrastructure consulting revenue grew by $1,016,000, or 32%, from 1997 to 1998. The two key factors leading to this growth were again the acquisition of Allin Consulting-Pennsylvania and sales growth at Allin Consulting-California. As discussed in
Item 1--Business, infrastructure oriented products are expected to be Microsoft's primary area of growth over the next three years. The Company believes that Allin Consulting's expertise in infrastructure design and services and its relationship as a Microsoft Solutions Provider Partner position Allin Consulting to benefit from this industry trend, although there can be no assurance that revenue growth will continue to be realized for infrastructure services. Revenue from electronic business consulting increased by $116,000, or 773%, between the periods. Electronic business is currently small in comparison with the other business practices because the market for these services is an emerging one. As discussed in Item 1 - Business, substantial growth is expected in electronic business applications and products within the computer industry over the next five years. The Company believes the market for consulting services oriented toward electronic business will follow the industry trend, although there can be no assurance that the Company will obtain increased revenue in this area in the future.

     Allin Systems recorded revenue of $4,776,000 during the year ended December 31, 1998, including $3,023,000 for interactive television transactional revenue and management fees, $349,000 for interactive television systems integration and consulting services, $1,098,000 for digital photography systems integration and ancillary product sales and $306,000 for computer equipment and software sales. Comparable revenue for the year ended December 31, 1997 was $5,925,000 in total, including $1,903,000 for shipboard transactional revenue and management fees, $3,696,000 for interactive television systems integration services, $113,000 for digital photography services and $213,000 for computer equipment and software. The decline between periods of $1,149,000, or 19%, is primarily attributable to the decrease in revenue for interactive systems integration services of $3,347,000 between the periods, as discussed following. Allin Systems was able to offset approximately 66% of this revenue decline through increased revenue from interactive television transactional revenue and management fees and by substantially increasing revenue from digital photography operations.

     The increase in interactive television transactional revenue, including pay-per-view movies, video gaming and advertising, and management fees between 1997 and 1998 was $1,120,000, or 59%. This increase is primarily attributable to the inclusion of management fees as a source of revenue during the full year of 1998, as well as an increase in video gaming revenue. In 1997, the Company successfully negotiated contract amendments or agreements with various cruise lines providing for management fees for interactive system operation, but the fees were not effective until September 1997 or later. The various amendments and agreements allow certain of the cruise lines to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will be earned for all ship systems expected to continue in operation throughout 1999 and any following periods. Operation of interactive television systems aboard three Royal Caribbean Cruise Lines, Ltd. ("RCCL") ships was terminated in May and June 1998 and operation of the system aboard the Norwegian Cruise Line ("NCL") ship Norwegian Dream is scheduled to cease in April 1999 because those cruise lines wished to discontinue management fees. A reduced interim management fee is to be paid by NCL from January to April 1999. Transactional revenue and management fees have been or will be lost for these systems. Transactional revenue and management fees for these systems were $492,000 and $531,000, respectively, during the years ended December 31, 1997 and 1998. This represents 5.1% and 3.5% of consolidated revenue for those periods.

     As noted above, revenue for systems integration services declined $3,347,000, or 91% between 1997 and 1998. The substantial majority of this revenue decline was attributable to changes in Allin Systems' business strategy. During 1997, revenue of $1,240,000 was recognized relating to a project for retrofit of the ship broadcast center aboard the Cunard Cruise Lines, Ltd. ("Cunard") ship Queen Elizabeth 2. The Company no longer performs projects of this type. Revenue of $1,216,000 was also recorded in 1997 relating to the sale of significant components of several interactive television systems installed on an owner-operator model where the Company bore the capital commitment for the remainder of the systems. The Company stopped performing interactive television installations on the owner-operator model in 1997. Allin Systems installed a complete interactive television system aboard the Celebrity Cruises, Inc. ("Celebrity") ship Mercury in 1997 on a systems integration basis. There were no comparable projects conducted in the cruise industry during 1998, although the Company did complete one healthcare industry installation in 1998. The 1997 cruise ship installation carried a substantially higher contract value which is the primary reason for the remainder of the revenue decline between 1997 and 1998. No contracts are currently in place for 1999.

     Allin Systems realized an increase in revenue from digital imaging operations of $985,000, or 872%, between 1997 and 1998. This increase is attributable to Allin Systems' change in strategy in early 1998 to become a provider of systems integration services for the installation of digital photography systems, technical support, and sale of ancillary products related to the systems. Operations under the new strategy produced substantially greater revenue in 1998 than retail digital photography operations produced in 1997. The Company expects revenue to continue to grow in 1999 because the systems integration strategy will be in place for the full year, although there can be no assurance that substantial increases in revenue levels will continue to be realized.

     Revenue growth for Allin Systems' computer hardware and software sales was $93,000, or 44%, from 1997 to 1998. The growth was realized because Pittsburgh based operations were in place for the full year in 1998 and due to changes in Allin Systems' pricing practices for this type of sales.

Cost of Sales and Gross Profit

     The Company's total cost of sales for the year ended December 31, 1998 increased to $8,781,000 from $5,988,000 for the year ended December 31, 1997. The primary reason for the increase in cost of sales was the significant revenue growth in the Company's technology business due to the Allin Consulting-Pennsylvania acquisition. Gross profit recognized on sales was $6,510,000 for 1998 as compared with $3,608,000 during 1997. Again, the increase in gross profit of $2,902,000, or 80%, is primarily related to the growth in the technology consulting business. The 80% increase in gross profit was realized on only a 59% increase in revenue. Overall gross profit as a percentage of the Company's revenue increased from 38% to 43% from 1997 to 1998.

     Total cost of sales for the Allin Consulting business unit for the year ended December 31, 1998 was $6,940,000, including $4,307,000 from business operations technology consulting services, $2,527,000 from infrastructure services, $74,000 for electronic business services, and $32,000 for other services. Comparable cost of sales for the year ended December 31, 1997 was $2,225,000 including $287,000 from business operations, $1,929,000 from infrastructure and $9,000 from electronic business services. The substantial increase in total cost of sales of $4,715,000 resulted primarily from the acquisition of Allin Consulting-Pennsylvania in August 1998. Additional reasons for the increases in cost of sales correspond to the reasons for increased revenue discussed previously. These include increased sales for Allin Consulting-California's operations between the periods, the acquisition of MEGAbase in November 1998 and overall growth in the demand for technology consulting services. Total gross profit for Allin Consulting for the year ended December 31, 1998 was $3,575,000, including $1,849,000 from business operations, $1,671,000 from infrastructure services, $57,000 for electronic business services, and a gross loss of $2,000 for other services. Comparable gross profit for the year ended December 31, 1997 was $1,446,000, including $187,000 from business operations, $1,253,000 from infrastructure and $6,000 from electronic business services. The overall increase in gross profit for Allin Consulting was $2,129,000.

     The acquisition of Allin Consulting-Pennsylvania, with its significant business operations practice, was the primary reason for the $1,622,000, or 889%, increase in business operations gross profit between the periods. Allin Consulting-California also more than doubled its business operations gross profit through sales growth. Infrastructure consulting gross profit grew by $418,000, or 33%, from 1997 to 1998. The two key factors leading to this growth were again the acquisition of Allin Consulting-Pennsylvania and sales growth at Allin Consulting-California. Gross profit from electronic business consulting increased by $51,000, or 850%, between the periods. Electronic business is currently small in comparison with the other business practices because the market for these services is only recently emerging.

     Allin Systems recorded cost of sales of $1,841,000 during the year ended December 31, 1998, including $312,000 for interactive television transactional revenue and management fees, $322,000 for interactive television systems integration and consulting services, $943,000 for digital photography systems integration and ancillary product sales and $264,000 for computer equipment and software sales. Comparable cost of sales for the year ended December 31, 1997 was $3,763,000 in total, including $348,000 for shipboard transactional revenue and management fees, $3,112,000 for interactive television systems integration services, $105,000 for digital photography services and $198,000 for computer equipment and software. The decline between periods of $1,922,000, or 51%, is attributable primarily to the decrease in cost of sales of $2,790,000 for interactive systems integration services between the periods, offset partially by the increase in cost of sales related to digital imaging operations. Allin Systems recorded gross profit of $2,935,000 during the year ended December 31, 1998, including $2,711,000 for interactive television transactional revenue and management fees, $27,000 for interactive television systems integration and consulting services, $155,000 for digital photography systems integration and ancillary product sales and $42,000 for computer equipment and software sales. Comparable gross profit for the year ended December 31, 1997 was $2,162,000 in total, including $1,555,000 for shipboard transactional revenue and management fees, $584,000 for interactive television systems integration services, $8,000 for digital photography services and $15,000 for computer equipment and software. Allin Systems realized a $773,000, or 36%, improvement in gross profit between 1997 and 1998 despite a $1,149,000, or 19%, decline in revenue. The improvement in gross profit between the periods was primarily attributable to the inclusion of management fees for interactive television system operation during the full year of 1998.

     Gross profit on interactive television transactional revenue and management fees increased $1,156,000, or 74%, from 1997 to 1998. Allin Systems earned management fees for all systems it operated in the cruise industry in 1998. Management fees were not recorded in 1997 until September or later. The inclusion of a full year of management fee revenue in 1998 was the primary reason for the increase in gross profit. Secondary reasons were increased video gaming revenue and gross profit on pay-per-view movies. As discussed under Revenue, operation of three interactive television systems aboard RCCL ships terminated in the second quarter of 1998 and operation of the system aboard the NCL ship Norwegian Dream is scheduled to terminate in April 1999. Gross profit from transactional revenue and management fees related to the RCCL and NCL systems represented 10.8 and 7.3% of consolidated gross profit during the years ended December 31, 1997 and 1998, respectively. There can be no assurance that gross profit realized from interactive television transactional revenue and management fees will either increase or be maintained at present levels in the future.

     Gross profit from interactive systems integration and consulting services declined $557,000, or 95%, from 1997 to 1998. The decrease parallels the revenue decrease and is attributable to several factors, such as the inclusion of the Queen Elizabeth 2 broadcast studio retrofit system project in 1997.
Allin Systems no longer performs this type of service. Another factor was a higher contract value and gross margin for the 1997 systems integration basis cruise industry installation than the healthcare system installed in 1998. Systems integration activity in 1997 included several projects for cruise industry clients for significant components of interactive television systems where the Company bore the capital cost for the remainder of the systems under its prior owner-operator model. Cost of sales on some of these projects exceeded revenue. If the cruise lines had not purchased the equipment at the agreed upon prices, the Company would have had to bear the full capital commitment for the components. These capital commitments by the cruise lines had the effect of reducing the Company's overall capital cost on those ships and the projects were undertaken for that purpose. A gross loss of $552,000 was recorded on projects of this type in 1997, including $404,000 related to three installations on RCCL ships. No contracts are currently in place for 1999.

     Allin Systems realized an increase in gross profit of $147,000, or 1,838%, from its digital imaging operations between 1997 and 1998. The increase is related to the substantial increase in revenue realized in 1998 under the new strategy of providing systems integration services for the installation of digital photography systems. In addition to the volume of sales, gross profit as a percentage of revenue doubled between the periods due to the new strategy. An increase in gross profit of $27,000, or 180%, was realized on computer hardware and software sales. The increase is attributable to both revenue increases and changes in pricing policy.

Selling, General & Administrative Expenses

     The Company recorded $13,937,000 in selling, general & administrative expenses during the year ended December 31, 1998, as compared with $14,517,000 during the year ended December 31, 1997, an overall decrease of $580,000, or 4%. There are a number of unusual items impacting both periods, as described in the following paragraphs, including asset impairment losses related to ship interactive television system assets and capitalized software development costs for proprietary digital imaging systems, writedowns for non-recoverable portions of ship interactive systems, severance accruals, and note receivable and tradename writeoffs.

     Allin Systems maintained an inventory of equipment removed from three RCCL ship interactive television systems which had ceased operations during the second quarter of 1998, as well as equipment from the Cunard ship Queen Elizabeth 2 system which had terminated operations in December 1997 and a system for the NCL ship Norway which had not been completed. From the time this equipment became available for reuse, Allin Systems sought alternative productive use of the equipment, which included substantive discussions with several cruise lines concerning installation of systems. During August 1998, the last of these substantive discussions was terminated by Carnival Cruise Lines ("Carnival") at the time it was announced that Carnival had contracted with a competitor for installation of an interactive television system aboard a Carnival ship. Discussions with Carnival at the time of these events also caused Allin Systems' management to regard continued long-term operation of the interactive systems aboard two Carnival vessels to be in jeopardy. Carnival can discontinue management fees and/or terminate services upon thirty days' notice. During August 1998, Allin Systems also was informed by NCL that it would discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998, in accordance with the terms of its agreement. Termination of operations for the Norwegian Dream system has subsequently been scheduled for April 1999. The Company determined that the events described represented facts and circumstances indicating that the carrying value of these assets may not be recoverable because of the lack of short-term prospect of reuse for the equipment maintained as inventory and because of a substantive prospect of termination of operations or lack of adequate cash flow due to the discontinuation of management fees for the operating systems. The Company determined estimated salvage values for all of the equipment and estimated undiscounted cash flows for the operating systems and determined that the assets were impaired. The Company recorded a loss of $2,765,000 during 1998 to write-down the assets to estimated fair values. There was no comparable impairment loss recorded in 1997.

     The capitalized costs of interactive television systems on ships include costs related to the installation of equipment that are not recoverable and cost for equipment that is not economically feasible to remove upon termination of system operation. Allin Systems recorded losses in 1997 and 1998 to writeoff the non-recoverable portions of capitalized interactive television systems upon
termination of operations.    During 1997, a loss of approximately $522,000 was
recorded to writeoff the non-recoverable portion of the Queen Elizabeth 2 system. During 1997, Allin Systems also recorded a loss of $415,000 for the non-recoverable costs for the partially completed system aboard the NCL ship Norway. The Company elected not to complete the Norway system when the strategic decision was made to move away from the owner-operator model for interactive television operations. During 1998, a loss of approximately $232,000 was recorded for the non-recoverable portions of capitalized system costs for the RCCL ships Enchantment of the Seas, Majesty of the Seas, and Rhapsody of the Seas upon termination of system operations.

     The Company changed the strategy for its digital imaging operations in early 1998 to market systems integration services for digital photography systems. The prior strategy had been to develop a local retail and event digital imaging business. Allin Digital had capitalized certain software development costs related to proprietary systems developed for its earlier strategy. At the time of the change in strategy, different hardware configurations were anticipated to be utilized in digital photography system installations for the Company's customers than were used in the proprietary systems developed for the earlier strategy. Adaptations to the proprietary system were necessary for it to be effectively utilized with the new hardware configurations. The Company did not immediately pursue the additional development necessary for effective utilization of the proprietary digital photography system in connection with its systems integration services because the Company wished to evaluate results under the new strategy prior to making additional capital commitments. The Company therefore believed that the change in business strategy during the first quarter of 1998 was an event which impaired the net realizable value of the proprietary digital photography system. Consequently, the Company recorded a writedown of approximately $241,000, as of December 31, 1997, for the net unamortized software development costs related to its digital photography system. The loss was recognized as of December 31, 1997 because it represented significant new information regarding the realizability of assets between fiscal year-end and the release of financial statements. There were no impairment losses related to software development costs recorded in 1998.

     During 1997, the Company recorded accruals of approximately $329,000 to establish liabilities for severance costs associated with plans for involuntary employee terminations. Included in the plans were financial and marketing executive positions, marketing and administrative staff positions, operational management, technical staff, and sales positions associated with digital photography operations, technical staff related to interactive television operations and clerical support staff positions. All of the positions included in the plans were eliminated. In 1998, a severance accrual of approximately $491,000 was recorded in connection with certain executive management changes undertaken in connection with the reorganization of the Company's operations implemented in early 1998, including the Company's President, Chief Operating Officer and an administrative assistant. An adjustment of $15,000 was also recorded in 1998 to reflect additional severance costs related to the 1997 plans.

     During 1997, a loan of $130,000 was made to an officer and director of the Company, who subsequently resigned in February 1998 in conjunction with the reorganization of the Company's operations. Under terms of a separation agreement, the loan was forgiven. The loan forgiveness represented significant information regarding the realizability of the asset as of December 31, 1997. Accordingly, the Company recorded the writeoff of the loan as of December 31, 1997. There was no comparable impairment loss in 1998.

     During 1998, the Company recorded a writedown of approximately $163,000 for the net unamortized value of a tradename due to the change in corporate name of Allin Consulting-California. No comparable loss was recorded in 1997.

     The totals reflected in selling, general and administrative expense related to these unusual items were $3,666,000 and $1,637,000 , respectively, for the years ended December 31, 1998 and 1997. Net of the unusual items, remaining selling, general and administrative expenses were $10,271,000 and $12,880,000 and, respectively, for the 1998 and 1997 periods. This decline of $2,609,000, or 20%, was achieved despite the inclusion of five months of selling, general and administrative expense related to the operations of Allin Consulting-Pennsylvania in 1998. The decline is attributable primarily to the Company's cost reduction efforts, including reductions in personnel, generalized marketing expenses, consulting expenses, office rental costs, travel costs and shipboard operating expenses.

     Depreciation and amortization were $3,414,000 during the year ended December 31, 1998 as compared to $3,877,000 during the year ended December 31, 1997. The Company expects depreciation and amortization to decline further in 1999 due to writedowns in capitalized interactive televisions assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $152,000 during the year ended December 31, 1998, as compared to $212,000 during the year ended December 31, 1997. The reduction in expense reflects the Company's continued move during 1998 to being a provider of consulting and systems integration services and away from proprietary technological systems.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased from $10,541,000 for the year ended December 31, 1997 to $7,448,000 for the year ended December 31, 1998. The Company's $3,093,000, or 29%, improvement in results from continuing operations is attributable primarily to the aggregate $2,902,000 improvement in gross profit realized during 1998 by both business units. Allin Consulting's gross profit improved primarily due to the acquisition of Allin Consulting-Pennsylvania and sales growth within Allin Consulting-California, while Allin Systems experienced improvement due primarily to the inclusion of management fees for interactive television system operation during the full period in 1998. Selling, general and administrative expenses also declined $580,000 between the periods, although this was largely offset by a reduction in net interest income of $406,000 from 1997 to 1998.

Discontinued Operations

     The Company recorded income from the operation of its discontinued sports marketing business of $220,000 during the nine months ended September 30, 1998, the portion of 1998 prior to the sale of SportsWave, as compared with a loss of $162,000 during the year ended December 31, 1997. The Company recognized a gain of $1,437,000 on the disposal of SportsWave, which was sold on September 30, 1998. The gain was calculated by comparing sale proceeds to the Company's investment balance in SportsWave, which consisted of the cost of acquisition, adjusted for the Company's interest in the operations of SportsWave, the settlement of contingent payments due to the former owners of SportsWave, and residual intercompany balances.

Net Loss

     The Company's net loss during the year ended December 31, 1998 was $5,791,000, as compared to $10,703,000 for the year ended December 31, 1997.
The year to year decrease in net loss of $4,912,000, or 46%, was attributable to the improvement in gross profit as discussed under Loss from Continuing Operations and the gain realized on the sale of SportsWave.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenue

     The Company's total revenue for the year ended December 31, 1997 increased to $9,596,000 from $1,110,000 for the year ended December 31, 1996. Revenue for 1997 included full year operations of all of the Company's operating subsidiaries, except Allin Consulting-Pennsylvania and MEGAbase, which were not acquired until 1998, while 1996 revenue reflected a full year of Allin Interactive revenue, but only revenue from inception or for the portion of 1996 subsequent to acquisition for the other subsidiaries.

     Allin Consulting, after elimination of intercompany sales, recorded total revenue of $3,671,000 during the year ended December 31, 1997, including $3,182,000 related to infrastructure consulting services, $474,000 for business operations consulting and $15,000 related to electronic business consulting. During the approximate two month period from acquisition of Allin Consulting-California to December 31, 1996, total revenue of $425,000 was recorded, including $332,000 for infrastructure services, $90,000 for business operations and $3,000 for electronic business. The difference in period lengths does not allow a meaningful comparison. Allin Consulting-California began 1997 with a considerable portion of its business devoted to services for related companies. As 1997 progressed, the level of services provided for related companies declined due to the Company's overall reduction in research and development activities beginning in the second quarter of 1997. This allowed Allin Consulting to reallocate certain of its consulting resources to third-party clients, which contributed to the overall sales growth.

     Allin Systems recorded revenue of $5,925,000 during the year ended December 31, 1997, including $1,903,000 for interactive television transactional revenue and management fees, $3,696,000 for interactive systems integration services, $113,000 for digital photography retail operations and $213,000 for computer equipment and software sales. For the year ended December 31, 1996, Allin Systems recorded $685,000 in total revenue, including $454,000 for shipboard transactional revenue, $195,000 for interactive television systems integration services, $7,000 for digital photography services and $29,000 for computer equipment and software.

     The interactive television transactional revenue and management fee increase of $1,449,000 is attributable to an increase in the number of installed systems during 1997, movie pricing increases and changes to gaming buy-in amounts and wager defaults. As of December 31, 1997, Allin Systems was operating systems on eleven cruise ships as compared to six ships at December 31, 1996. As noted above, the termination of services for RCCL in the second quarter of 1998 subsequently reduced the number of systems in operation to eight. Another system on an NCL ship will cease operations in April 1999. Communication with cruise line customers and perceptions developed through experience with shipboard operations indicated that some of the non-revenue producing interactive television system services, such as shore excursion previews and ticketing, were valuable to certain cruise lines, offering them operational efficiencies, potential labor savings and an amenity to increase passenger satisfaction. Management thereafter began negotiations with all of its cruise line customers regarding an economic commitment to the interactive systems to reflect the value they were deriving from non-revenue producing services. The negotiation process culminated in contract amendments or other agreements with Carnival, Celebrity, NCL, and RCCL providing for management fees to be earned for system operation and administration, effective at various dates in September and October 1997. Management fees represented a new revenue stream during 1997 which contributed to the revenue increase from 1996.

     Allin Systems' 1997 systems integration revenue of $3,696,000 represented a significant increase of $3,501,000 over comparable 1996 revenue of $195,000. Services were provided during 1997 to primarily the same cruise line customers for which the Company operated interactive systems. A significant portion of the revenue, $1,216,000 was derived from the installation of components integral to the Company's interactive television system. Under certain of the original contracts, the cruise lines had agreed to contribute toward the overall capital cost of the systems by assuming ownership of certain components integral to the systems at agreed upon prices. Revenue recorded in 1996 related primarily to this type of project. The largest systems integration project completed during 1997 was for the retrofit of a television broadcast and distribution system aboard Cunard's Queen Elizabeth 2, which resulted in revenue of $1,240,000. During 1997, an interactive television system was installed on Celebrity's Mercury entirely on a systems integration basis. The Mercury installation, fully on a systems integration basis, reflected the Company's new strategy for interactive television system installations.

     During 1997, Allin Systems derived revenue of $113,000 from its digital imaging operations based on a local retail and event imaging model utilizing digital imaging technology, as compared with revenue of $7,000 in 1996. Digital imaging operations started in the latter part of 1996 and were still in a developmental stage throughout the first half of 1997. Efforts at developing a revenue base in digital photography operations under the original model met with only limited success. During early 1998, the Company's management changed the strategy for its digital photography business to pursue opportunities for integration services for digital photography systems.

     Allin Systems derived $213,000 of revenue from computer hardware and software sales during 1997, as compared with $29,000 during the portion of 1996 from acquisition of Allin Network to year end.

Cost of Sales and Gross Profit

     The Company's total cost of sales for the year ended December 31, 1997 increased to $5,988,000 from $645,000 for the year ended December 31, 1996. The primary reason for the increase in cost of sales was that 1997 includes full year operations of all of the Company's operating subsidiaries except Allin Consulting-Pennsylvania, which was not acquired until 1998, while for 1996, cost of sales reflected a full year for Allin Interactive operations, but only cost of sales from inception or for the portion of 1996 subsequent to acquisition for the other subsidiaries. Gross profit recognized on sales was $3,608,000 for 1997 as compared to $465,000 during 1996. The increase in gross profit between the periods was $3,143,000.

     During the year ended December 31, 1997, Allin Consulting recorded $2,225,000 of cost of sales, including $1,929,000 related to infrastructure services, $287,000 related to business operations and $9,000 related to electronic business. Allin Consulting recorded cost of sales of $332,000 for 1996, including $260,000 for infrastructure services, $70,000 for business
operations and $2,000 for electronic business.    Gross profit of $1,446,000 was
recognized during 1997, including $1,253,000 for infrastructure, $187,000 for business operations and $6,000 for electronic business. During the approximately two months from acquisition of Allin Consulting-California to December 31, 1996, gross profit of $93,000 was recognized, including $72,000 for infrastructure,

$20,000 for business operations and $1,000 for electronic business. As with revenue, comparison of these figures is not meaningful due to the differing time periods.

     Allin Systems recorded cost of sales of $3,763,000 during the year ended December 31, 1997, including $348,000 related to interactive television transactional revenue, $3,112,000 for interactive systems integration services, $105,000 for digital photography retail operations and $198,000 related to computer equipment and software sales. For the year ended December 31, 1996, Allin Systems recorded $313,000 in total cost of sales, including $118,000 related to shipboard transactional revenue, $174,000 for interactive television systems integration services and $21,000 for computer equipment and software. Allin Systems realized gross profit of $2,162,000 during the year ended December 31, 1997, including $1,555,000 related to interactive television transactional revenue, $584,000 for interactive systems integration services, $8,000 for digital photography retail operations and $15,000 related to computer equipment and software sales. For the year ended December 31, 1996, Allin Systems recorded $372,000 in gross profit, including $336,000 related to shipboard transactional revenue, $21,000 for interactive television systems integration services, $7,000 for digital photography operations and $8,000 for computer equipment and software.

     The increase in gross profit related to interactive television transactional revenue and management fees of $1,219,000 from 1996 to 1997 is attributable to the factors discussed under Revenue, including an increase in the number of installed systems during 1997, the addition of management fees as a new revenue stream during 1997, movie pricing increases and changes to gaming buy-in amounts and wager defaults. The increase in gross profit from systems integration services of $563,000 from 1996 to 1997 can be attributed to the 1997 period including the retrofit of a television broadcast and distribution system aboard Cunard's Queen Elizabeth 2 and the interactive television system installation on Celebrity's Mercury entirely on a systems integration basis. Systems integration activity during 1997 included the installation of components integral to the Company's interactive television system where cruise lines had agreed to contribute toward the overall capital cost of the systems by assuming ownership of certain components. Cost of sales exceeded revenue for certain of these projects. A gross loss of $552,000 was recorded on projects of this type in 1997.

Selling, General & Administrative Expenses

     The Company recorded $14,517,000 in selling, general & administrative expenses during the year ended December 31, 1997, as compared with $7,829,000 during the year ended December 31, 1996. Selling, general & administrative expenses for 1997 includes full year operations of all of the Company's operating subsidiaries, except Allin Consulting-Pennsylvania, which was not acquired until 1998, while 1996 expenses reflected a full year for Allin Interactive, but only expenses from inception or from acquisition to December 31, 1996 for the other companies. The overall increase in expense of $6,688,000 is attributable mainly to the inclusion of full year costs for most of the operations during 1997. Additional factors were substantial increases in depreciation associated with additional ship installations, amortization associated with acquired businesses and the cost of additional personnel hired by the Company in late 1996 and early 1997. There were certain other significant unusual costs, as described under Results of Operations: Year Ended December 31, 1998 to Year Ended December 31, 1997 and in following paragraphs, incurred in 1997, including an impairment loss on capitalized software development costs, writedown of non-recoverable costs associated with termination of interactive television system services, severance accruals and writeoff of a note receivable. The combination of these and other factors resulted in the substantial increase in selling, general & administration expenses from 1996 to 1997.

     Allin Systems recorded a loss of $522,000 in 1997 to writeoff the non-recoverable portion of the capitalized interactive television system aboard the Queen Elizabeth 2 upon termination of its operations. During 1997, Allin Systems also recorded a loss of $415,000 for the non-recoverable costs for the partially completed system aboard the NCL ship Norway. The Company elected not to complete the Norway system when the strategic decision was made to move away from the owner-operator model for interactive television systems operation.

     As discussed under Results of Operations: Year Ended December 31, 1998 to Year Ended December 31, 1997, the Company changed the strategy for its digital imaging operations in early 1998 to market systems integration services for digital photography systems. In connection with this change in strategy, the Company recorded a writedown of approximately $241,000, as of December 31, 1997, for the net unamortized software development costs related to its digital photography system. The loss was recognized as of December 31, 1997 because it represented significant new information regarding the realizability of assets between fiscal year-end and the release of financial statements.

     During 1997, the Company recorded accruals of approximately $329,000 to establish liabilities for severance costs associated with plans for involuntary employee terminations. Included in the plans were financial and marketing executive positions, marketing and administrative staff positions, operational management, technical staff, and sales positions associated with digital photography operations, technical staff related to interactive television operations and clerical support staff positions. All of the positions included in the plans were eliminated.

     During 1997, a loan of $130,000 was made to an officer and director of the Company, who subsequently resigned in February 1998 in conjunction with the reorganization of the Company's operations. Under terms of a separation agreement, the loan was forgiven. The loan forgiveness represented significant information regarding the realizability of the asset as of December 31, 1997. Accordingly, the Company recorded the writeoff of the loan as of December 31, 1997.

     The losses recorded from writedown of non-recoverable portions of interactive television installations, on impairments of software development costs and on loans receivable, and the severance accruals represent $1,637,000 of 1997 selling, general & administrative expense, or approximately 11% of the 1997 total. Although there were no losses of these types during 1996, one non-recurring charge of $661,000 was recorded related to the conversion of stockholder loans to common stock.

     Depreciation and amortization were $3,877,000 during the year ended December 31, 1997 as compared to $1,339,000 during the year ended December 31, 1996. The substantial increase reflects the increase in the number of installed ship interactive television systems, in which the Company has substantial capital commitments, from six to ten between the periods, a full year of amortization during 1997 on the intangible assets related to the Allin Consulting-California acquisition, and amounts capitalized during 1997 related to build-out and furnishings for the Company's headquarters office in Pittsburgh, Pennsylvania.

     Research and development expense included in selling, general & administrative expenses was $212,000 during the year ended December 31, 1997, as compared to $949,000 during the year ended December 31, 1996. The substantial reduction in expense reflects the Company's curtailment of research and development activities during 1997 for new extensions of interactive technology and the completion of most of the basic research and development related to interactive television system technology in 1995 and 1996.

Loss from Continuing Operations

     The Company's loss from continuing operations increased from $8,186,000 for the year ended December 31, 1996 to $10,541,000 for the year ended December 31, 1997. The Company's $3,143,000 increase in gross profit was offset by a larger increase of $6,688,000 in selling, general & administrative expenses, resulting in the larger loss from continuing operations. During 1996, the Company incurred net interest expense of $800,000, primarily related to stockholder loans and a line of credit with National City Bank. A portion of the proceeds of the Company's initial public offering in November 1996 was utilized to repay these loans. During 1997, the Company recorded net interest income of $413,000, primarily from investment earnings on cash balances. The increase in loss from continuing operations remains attributable primarily to the charges for writedown of ship ITV systems, impairment of software development costs and a loan receivable, severance accruals, the increase in staff in late 1996 and early 1997, and the increase in depreciation and amortization expense during 1997.

Discontinued Operations

     The Company recognized a loss on the operations of SportsWave of $162,000 during the year ended December 31, 1997 as compared to a loss of $161,000 during the approximate two month period of 1996 subsequent to the acquisition of SportsWave. The fourth quarter was historically slow for the seasonal sports marketing business, accounting for the similarity in losses for the twelve and two month periods of operation.

Net Loss

     The Company's net loss during the year ended December 31, 1997 was $10,703,000, as compared to $8,347,000 for the year ended December 31, 1996.
The increase in net loss is also attributable primarily to the factors noted for the increase in loss from continuing operations.

Liquidity and Capital Resources

     At December 31, 1998 the Company had cash and liquid cash equivalents of $2,510,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1997 was a decrease of $4,292,000. The net cash outflow during 1998 is primarily attributable to two factors, an outflow of approximately $3.2 million related to acquisition of businesses and an outflow of approximately $1.2 million from operating activities.

     The Company recognized a net loss for the year ended December 31, 1998 of $5,791,000. Included in the net loss were non-cash expenses of $6,703,000 including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation and losses from write-down or disposal of assets. Cash flows from operating activities during the period resulted in an outflow of $1,170,000 during the year ended December 31, 1998. In addition to the $522,000 used by current operations, there were also working capital adjustments impacting the cash flow, including net cash usage of $588,000 from decreases of accounts payable and accrued liabilities.

     The most significant factor impacting cash flow during 1998 was the acquisition of technology consulting businesses. The Company's acquisition related transactions, as described in the following paragraphs, resulted in a net cash outflow of approximately $3.2 million during 1998. Cash outflows related to the acquisitions were approximately $9.3 million, including $2.4 million paid to the former shareholders of the acquired entities at closing, $6.2 million to retire a note payable related to the Allin Consulting-Pennsylvania acquisition and $0.7 million to retire debt of the acquired entities. Funds obtained for the acquisitions were approximately $6.1 million, including approximately $2.8 million from the Series B preferred stock issuance, $2.3 million from the sale of SportsWave (net proceeds after settlement of contingent obligations related to the Company's acquisition of SportsWave) and $1.0 million borrowed from S&T Bank under a revolving credit facility.

     On August 13, 1998, the Company acquired all of the issued and outstanding stock of Allin Consulting-Pennsylvania. The agreement for the purchase of Allin Consulting-Pennsylvania provided for payment of up to $16.0 million by the Company, including $14.4 million at closing and potential contingent payments of up to $1.6 million. Closing payment terms included a cash payment of approximately $2.4 million, issuance of 805,195 shares of the Company's common stock, based on a rate of $4.406 per share as specified in the acquisition agreement, secured promissory notes in the principal amounts of $6.2 and $2.0 million, and post-closing payment by or on behalf of Allin Consulting-Pennsylvania of an approximate $200,000 tax liability. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition. Allin Consulting-Pennsylvania had two outstanding notes due to a bank in the aggregate amount of approximately $627,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition.

     To provide cash for the acquisition of Allin Consulting-Pennsylvania, the Company sold 2,750 shares of a newly designated series of preferred stock, Series B Redeemable Preferred Stock, and related warrants to purchase shares of common stock at the purchase price of $1,000 per Series B share. The sale of Series B preferred shares resulted in proceeds to the Company of $2,750,000. These funds were utilized to pay a portion of the initial cash component of the acquisition price and to retire Allin Consulting-Pennsylvania's notes payable due to a bank. The convertibility feature of the Series B shares and the issuance of common stock upon exercise of the related warrants were subject to approval by the holders of a majority of the Company's common stock, which was attained by stockholder vote at a Special Meeting of the Stockholders of the Company on December 31, 1998. Until and including August 13, 1999, the first anniversary of the original issuance of the Series B preferred shares, each share will be convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 Nasdaq price prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania or
(b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of (i) 85% of the closing price of the common stock as reported by Nasdaq on the trading date prior to the date of conversion, or (ii)

$2.00. After the first anniversary of the original issuance of Series B preferred shares, each share is convertible into the number of shares of common stock determined by (a) above, or (b) if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on the trading date following the first anniversary of the closing date. Purchasers of Series B shares received warrants to purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per common share, the price of the common stock as of the last trading day prior to the Allin Consulting-Pennsylvania closing. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series A Convertible Redeemable Preferred Stock. Series B shareholders are entitled to receive payment of cumulative quarterly dividends at a rate of 6% payable in arrears as of the last day of October, January, April and July (subject to legally available funds). The Company accrued and paid approximately $65,000 and $37,000, respectively, of dividends on Series B preferred stock during 1998.

     The acquisition of Allin Consulting-Pennsylvania included the delivery by the Company of two notes payable in the principal amounts of $6,200,000 and $2,000,000 to the former majority owner of Allin Consulting-Pennsylvania, James
S. Kelly, Jr. The $6,200,000 note bore interest at 5%. The principal amount and accrued interest of approximately $43,000 for this note were paid on October 2, 1998, utilizing $2,843,000 from proceeds received for the sale of SportsWave, $1,000,000 borrowed under a loan agreement with S&T Bank entered as of October 1, 1998, as described below, and $2,400,000 from the Company's working capital. The $2,000,000 note bears interest at the rate of 6% payable quarterly on the first business day of each calendar quarter. The principal amount of the note matures August 13, 2000. The holders of a majority of the Company's common stock approved a convertibility feature of the $2,000,000 note on December 31, 1998. The principal amount of the note will be convertible at maturity, if not repaid by the Company, into the Company's common stock at a conversion rate equal to that used for the stock issued in the Allin Consulting-Pennsylvania acquisition of $4.406 per share or the average market price for the thirty days preceding maturity, subject to a $2.00 minimum price. If converted, the Company will record any issuance of common stock based on the market price on the date of conversion. Additional information regarding convertibility of this note is contained in the Company's Current Report on Form 8-K dated as of August 13, 1998.

     Proceeds from the sale of SportsWave of approximately $2,944,000 were received by the Company on October 1, 1998. The Company also received a promissory note in the principal amount of $500,000 bearing interest at the rate of 8.5% per annum. The Company utilized the majority of the proceeds from the sale of SportsWave to repay a portion of notes payable related to its August 1998 acquisition of Allin Consulting-Pennsylvania. In order to facilitate the sale of SportsWave to Lighthouse Holdings, Inc. ("Lighthouse"), the Company and the former shareholders of SportsWave agreed to a settlement of any contingent liability related to the earn-out provisions of the original stock purchase agreement pursuant to which the Company acquired SportsWave. On October 6, 1998, the Company made aggregate payments of $600,000 to the former SportsWave shareholders in full settlement of any claims to interim or final earn-out payments that may have been due in the future. The settlement with the former SportsWave shareholders was netted against the gain recognized on disposal of a segment. The agreement for the sale of SportsWave included an estimated unearned revenue adjustment of approximately $56,000 related to sports marketing programs that were in process at the time of the SportsWave sale, which was deducted at closing. The agreement also included a provision for finalizing the adjustment to the purchase price. The Company and Lighthouse reached agreement on a final unearned revenue adjustment of $37,000 during early January 1999.
The final adjustment was netted against the principal of the promissory note, which had been originally due and payable on December 31, 1998. The note principal of $463,000 and accrued interest were received from Lighthouse in January 1999

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank has agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 1998, maximum borrowing availability under the S&T Loan Agreement was approximately $1,663,000. The outstanding balance as of December 31, 1998 was $1,483,000. The expiration date of the S&T Loan Agreement is September 30, 1999.

     Currently, borrowings may be made under the S&T Loan Agreement for general working capital purposes, and initially could also be made to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of Allin Consulting-Pennsylvania. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition related debt.

     Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. Since the initial borrowing under the S&T Loan Agreement on October 2, 1998, the applicable interest rate has varied from a high of 9.25% to a low of 8.75%. As of December 31, 1998, the applicable interest rate was 8.75%. The applicable interest rate shall increase or decease from time to time as S&T Bank's prime rate changes. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. The Company recorded approximately $24,000 in interest expense related to this revolving credit loan in 1998. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

     The S&T Loan Agreement includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The Company and its subsidiaries, except for Allin Consulting-California and Allin Holdings, are required to maintain depository accounts with S&T Bank, in which accounts the bank will have a collateral interest.

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

     The Company has a balance due on a line of credit with Wells Fargo Bank of approximately $23,000 as of December 31, 1998. This credit facility was originally obtained by MEGAbase to finance equipment purchases. The outstanding balance was assumed by the Company upon acquisition of MEGAbase. Outstanding borrowings under the line of credit bear interest ranging from 9.50% to 9.85% and mature in May 2003. Under the line of credit, interest was fixed on the date of each principal borrowing. Repayment of principal and interest is over five years for each borrowing. No additional borrowings were permitted under this facility after June 5, 1998.

     As of December 31, 1998, the Company has outstanding $2,500,000 of Series A Convertible Redeemable Preferred Stock. Accrued but unpaid dividends on the preferred stock were approximately $518,000 as of December 31, 1998. Dividends are payable at a rate of eight percent and are cumulative. The Company's obligation for dividends will remain through the maturity of the Series A preferred stock in June 2006, unless redeemed earlier by the Company. The S&T Loan Agreement prohibits payment of dividends on Series A preferred stock during the term of the agreement.

     In November 1998, the Company and Les D. Kent, the former sole shareholder of Allin Consulting-California, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of that company. The acquisition of Allin Consulting-California in November 1996 included terms for a contingent payment of up to $2,800,000 based on Allin Consulting-California's average annual operating income, as defined in the agreement, for the three years 1997, 1998, and 1999. Under the amendment, the amount of the payment due, which is no longer contingent, has been fixed at $2,000,000. The amended note provides for two principal payments of $1,000,000 each plus any accrued interest due on April 15, 2000 and October 15, 2000. The amendment, however, provides that the Company may defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of

November 6, 1996. Since the amount of the additional purchase consideration is now fixed, the Company has accrued interest of approximately $301,000 for the period from the acquisition date through December 31, 1998. Accrued interest is payable quarterly beginning on April 15, 2000. The Company believes this amendment is beneficial because it will preclude potential increases to contingent payments that may have resulted under the prior formula from the merger of other businesses with Allin Consulting-California. Subsequent to the execution of the amendment, the Company acquired MEGAbase and merged its operations into Allin Consulting-California. The Company will consider additional acquisitions of software development and Microsoft-specialist consulting firms in Northern California to be merged into Allin Consulting-California's operations. There can be no assurance, however, that the Company will be successful at identifying and acquiring businesses, or that any acquired will result in the desired improvements to Allin Consulting-California's financial performance. The Company also believes that the ability to defer principal payments will be beneficial to its liquidity over the next two years. Fixing the amount of the contingent payments also eliminates the risk that payments determined under the prior formula might exceed $2,000,000.

     The payments to be made under the amended promissory note were recorded as additional cost of the acquired enterprise. The Company recorded a liability for these payments in November 1998. The fixing of the contingent payment amount resulted in $2,280,000 of additional goodwill being recorded by Allin Consulting-California for amended note balance and interest from the date of acquisition to the date of amendment. This additional goodwill is being amortized over the remaining estimated life for goodwill of five years.
Emerging Issues Task Force Issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including factors involving terms of continuing employment, factors involving components of shareholder group, factors involving reasons for contingent payment provisions, factors involving formula for determining contingent consideration, and factors involving other agreements and issues. The Company's analysis of these factors indicates payments under the amended promissory note should be accounted for as additional cost of the acquired enterprise rather than compensation expense.
Key factors in the evaluation include the Company's ability to defer principal payments and the lack of similarity of the payments to any prior compensation or profit sharing model.

     On November 20, 1998, the Company acquired all of the issued and outstanding stock of MEGAbase. The MEGAbase operations were merged into Allin Consulting-California following acquisition. The agreement for the purchase of MEGAbase provides for payment of up to $840,000 by the Company, including $40,000 at closing and potential contingent payments of up to $800,000. Closing payment terms included a cash payment of $12,000 and issuance of 6,568 shares of the Company's common stock, based on a rate of $4.263 per share as specified in the acquisition agreement. MEGAbase had outstanding notes due to a bank and two individuals in the aggregate amount of approximately $73,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition.

     The agreement for purchase of MEGAbase provides for contingent payments of up to $800,000, to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder, Mark Gerow, is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeds $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's common stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or (c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. The contingent payment date shall be no later than March 31, 2000, unless the Company selects (c) above, under which 50% of the principal due shall be payable no later than March 31, 2000 and 50% due one year later. EITF 95-8 describes five factors that must be considered in evaluating the proper accounting treatment of contingent consideration, as noted above. The Company's analysis of these factors indicates that any contingent payments due will be recorded as additional cost of the acquired enterprise. Key factors in the evaluation include the Company's ability to control the form of principal payments and the similarity of the development practice as defined to the pre-acquisition MEGAbase organization. The Company will periodically calculate Development Practice Gross Margin during 1999 to analyze the likelihood of any contingent payments becoming due.

     The agreement for purchase of Allin Consulting-Pennsylvania provided for contingent payments of up to $1.2 million in cash and $400,000 in the Company's common stock. The amount of the contingent payments was to be determined on the basis of Allin Consulting-Pennsylvania's Adjusted Operating Profit (as defined in the Stock Purchase Agreement for the acquisition) for the period beginning January 1, 1998 and ending December 31, 1998. The former Allin Consulting-Pennsylvania shareholders were entitled to receive aggregate contingent payments equal to $4.67 for each dollar by which Adjusted Operating Profit exceeded $1,671,681, subject to maximum contingent payments of $1,600,000. Any contingent payments due were to be made 75% in cash and 25% in the Company's common stock. The Company has calculated Adjusted Operating Profit of approximately $1,179,000 for 1998 so no contingent payments are due to the selling shareholders.

     The Company expects interactive television research and development activities during 1999 to focus on four areas. Integrating On Command technology with Allin Systems' interactive television applications will require modifications to existing or development of new software interfaces. Any new system orders obtained will necessitate some modification of existing content and applications or development of new interactive applications that meet the specific needs of the client. Module development and modification of this type will only be conducted as systems integration or consulting business is obtained. Allin Systems intends to pursue development of interactive applications based on NetShow Theatre, an emerging Microsoft product for delivering broadcast-quality video content to personal computer networks. The fourth anticipated area of development will focus on delivery of interactive content and services across additional types of information networks, although the Company does not anticipate significant investment in this initiative without system orders based on alternate network types or support of research efforts by interested technology industry parties. The Company anticipates further research and development activities in 1999 related to Allin Digital's Portraits Online system for on-line viewing of digital photographic images from an Internet based database archive. Efforts will focus on Portraits Online system improvements, added functionality, and modifications necessary to integrate additional "third party" software and hardware components necessary to expand Allin Digital's product portfolio. The Company anticipates expenditures of approximately $60,000 during 1999 for research and development activities. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions warrant.

     Capital expenditures during 1998 totaled approximately $372,000 and related primarily to computer hardware, software and communications equipment for the Company's periodic upgrading of technology. The Company anticipates capital expenditures of approximately $360,000 during 1999 for upgrades of computer hardware and software in all of its operations and for furniture and leasehold improvements related to the move of Allin Consulting-Pennsylvania personnel to the corporate headquarters office. Business conditions and management's plans may change during the remainder of 1999, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company believes, in light of its current operations as discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by its current operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twenty-four months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

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

State of Readiness

     The Company has established an internally staffed project team to address Year 2000 issues. The team is implementing a plan that focuses on Year 2000 compliance efforts for information and non-information technology systems for the entire Company. The systems include (1) information systems software and hardware such as accounting systems, personal computers, servers and software,
(2) shipboard equipment including the Company's interactive systems currently aboard eight cruise vessels and (3) certain essential non-information technology systems such as telephones and HVAC. The Company has identified five phases for the project team to address for each of the Company's risk areas. These phases are (1) an inventory of the Company's systems described above, (2) assessment of the systems to determine the risk and apparent extent of year 2000 problems, (3) remediation of identified problems, (4) testing of systems and products for Year 2000 readiness and (5) contingency planning for the worst-case scenario.

     Inventories have been completed for all Company software applications, hardware and shipboard operating systems, and the Company expects to complete an inventory of at-risk new information technology systems by the second quarter of
1999.   The project team has substantially completed an assessment of compliance issues related to the Company's information hardware and software. The Company undertook significant testing of shipboard equipment during the assessment phase with no significant failures experienced to date. Thus far, the task force believes that the Company's main accounting system is Year 2000 compliant, but it has identified a problem in certain of the Company's information hardware programming related to the accounting system. Remediation of this identified problem as well as other hardware and software problems that may be identified is expected to begin early in the second quarter of 1999 and to be completed early in the third quarter of 1999. The Company expects that additional testing of all critical systems will be conducted during the third and fourth quarters of 1999. The Company has identified and created a list of its third party software manufacturers and is either contacting them directly or monitoring their products through published information concerning Year 2000 compliance. The Company has solicited and intends to continue to solicit information regarding its internal non-information technology systems such as telephones and HVAC during the second quarter of 1999. To date the Company has identified a problem with the telephone system in its Cleveland, Ohio office which is in the process of being remediated. Any additional required remediation and testing of the Company's non-information technology systems is expected to be completed during the third quarter of 1999. The Company is also soliciting or monitoring information regarding the cruise lines' onboard billing systems, which interface with the Company's interactive systems. Any issues raised through these solicitations will be remediated, if possible, or addressed in the Company's contingency plans.

     Although the Company's material supply requirements can predominantly be filled by a large number of suppliers, the Company has implemented a program to track the Year 2000 compliance status of its material vendors and suppliers. Material vendors and suppliers have been surveyed to ascertain their risks associated with Year 2000 issues, their state of readiness and the potential for disruption of business operations. The Company's project team expects to evaluate information obtained through this survey as well as other publicly available information on material vendors and suppliers during the second quarter of 1999. Management believes that this will provide sufficient time to find other sources of materials if it anticipates that any of its vendors will
encounter delivery problems due to Year 2000 issues.   There can be no
assurance, however, that the Company will be successful in finding alternative Year 2000 compliant suppliers and service providers, if required. In the event that any of the Company's significant suppliers or service providers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them, the Company's business or operations could be adversely affected.

     The Company has also implemented a program to track the Year 2000 compliance status of its material customers. The Company's project team expects to evaluate information obtained through this survey as well as other publicly available information on customers during the second quarter of 1999. The project team will analyze, to the extent information is available, the risk that disruption of customers' business operations from Year 2000 issues may negatively impact the Company. Potential risks could arise from failure of customers' vendor payment systems or cancellation or delay of service engagements for the Company. Management believes that addressing these matters during the second quarter of 1999 will provide sufficient time to develop alternate service plans, such as requirement for payments in advance prior to the end of 1999 or rescheduling of engagements for customers with high risk of business disruption due to Year 2000 issues. There can be no assurance, however, that the Company will be successful in identifying customers with significant Year 2000 risk. In the event that any of the Company's significant customers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them, the Company's business or operations could be adversely affected.

Risks of Company's Year 2000 Issues

     The Company is in the process of determining its contingency plans, which are expected to include the identification of the Company's most reasonably likely worst-case scenarios. At this time, the Company does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, the Company believes that the most reasonably likely sources of risk to the Company include one or more of the following: (1) the disruption of revenue production from the seven interactive television systems aboard cruise ships that may be in operation as of January 1, 2000, through failures in the systems or the failure of the cruise lines' shipboard billing systems; (2) the inability of significant customers to be Year 2000 ready which could negatively impact the Company's revenue and cash receipts or which could result in the postponement or cancellation of major client projects due to clients' Year 2000 business disruption: (3) the possibility that Year 2000 issues develop in interactive systems sold by the Company or in any contemplated future sales; and (4) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers.

     Based on its assessment efforts to date, the Company does not believe that Year 2000 issues will have a material adverse effect on the Company's financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon completion of identification and remediation of deficiencies and the Year 2000 compliance of third parties, both domestic and international, such as customers, vendors and suppliers. Consequently, the Company is unable to determine with certainty at this time whether Year 2000 failures will materially affect the Company. If the Company is unable to successfully identify and remediate Year 2000 problems in a timely manner or the level of timely compliance by key customers, suppliers and service providers is not sufficient, Year 2000 failures could have a material impact on the Company's operations including, but not limited to, decreased revenue and cash flow, increased operating costs or other significant business disruptions. The Company believes that its compliance efforts have and will continue to reduce the impact on the Company of any such failures.

Contingency Plans

     The Company has commenced preparation of its contingency plans to identify and determine how to handle its most reasonably likely worst-case scenarios. Comprehensive contingency plans are expected to be completed during the second or third quarter of 1999. Upon Management's review, these plans are expected to be finalized in the third quarter of 1999.

Costs

     The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company anticipates that any work required for assessment, remediation and testing efforts will be conducted using internal resources. Without any allocation from the salaries of relevant internal personnel, the Company has not to date expended a material amount of direct costs for efforts to address Year 2000 issues. The Company does not expect that material incremental labor charges will be incurred for remaining system testing and remediation. Given the information that the Company has been able to ascertain to date regarding potential Year 2000 problems relating to its information technology and non-information technology systems, management does not believe that external remediation costs will exceed $100,000 through December 1999. It is anticipated that any costs associated with these remediation efforts will be expensed.

Effect of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The Company has adopted SFAS No. 131 as of December 31, 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which revises certain footnote disclosure requirements related to pension and other retiree benefits. The new standard will not have a financial impact on the Company. The Company adopted SFAS No. 132 in 1998.

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

Item 7A - Quantitative and Qualitative Disclosure about Market Risk

     Market Risk. During the normal course of business, the Company is exposed to several types of market risk which includes, but is not limited to, interest rate risk, foreign currency exchange rate risk, collectability of accounts receivable, and liquidity risk. The Company manages these risks by assessing their possible risks on a regular basis. The Company does not anticipate any material losses in any of these market risk areas. The Company does not purchase goods subject to commodity price risk.

     Foreign Currency Exchange Rate Risk. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

     Contracts covering any of the Company's foreign or at sea operations are denominated in United States dollars. The Company believes that costs associated with any projects or services conducted outside the United States would also be predominantly in United States dollars. Therefore, the Company does not believe it is subject to material foreign exchange currency risk.

     Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with $1,483,000 of variable rate debt maturing September 30, 1999. The following table presents approximate principal cash flows and related weighted average interest rates by expected maturity date for the Company's variable and fixed rate debt.

                                                          Interest Rate Sensitivity
                                                           Expected Maturity Date
                                                                                      2004 and                        Fair
                                  1999          2000      2001      2002     2003    Thereafter         Total        Value
Current Debt:
Variable Rate Debt          $1,483,000           ---       ---       ---      ---             ---      $1,483,000    $1,380,000
Average Interest Rate             9.63%          ---       ---       ---      ---             ---            9.63%

Long Term Debt:
Fixed Rate Debt             $    4,000    $2,005,000    $5,000    $6,000   $3,000      $2,000,000      $4,023,000    $3,127,000
Average Interest Rate             6.52%         6.63%     7.02%     7.01%    7.00%           7.00%           6.86%

     Current debt relates to the outstanding balance, as of December 31, 1998, due to S&T Bank under a revolving credit loan. The maturity of the revolving credit loan is September 30, 1998 and the table above assumes repayment of the outstanding balance prior to or at maturity. The revolving credit loan bears interest at S&T Bank's prime interest rate plus 1%. Since the initial borrowing under the credit facility on October 2, 1998, the applicable interest rate has varied from a high of 9.25% to a low of 8.75%. The applicable rate as of December 31, 1998 was 8.75%. The average interest rate included in the above table assumes an average 10% increase in interest rate during 1999. Management does not believe interest rate risks for its variable rate debt are material under its current interest rate assumptions and scheduled maturity of the revolving credit facility.

     Fixed rate debt includes two notes payable related to acquisitions with outstanding principal balances of $2,000,000 each as of December 31, 1998. A note payable to a former shareholder of Allin Consulting-Pennsylvania bears interest at a fixed rate of 6% and matures August 13, 2000. The principal amount of the note is convertible to the Company's common stock if not repaid
prior to maturity.   The above table assumes payment at maturity.  A second note payable to the former shareholder of Allin Consulting-California bears interest at a fixed rate of 7%. The Company has the right, at its sole option, to defer payment of note principal from the original maturity dates in 2000 until April 15, 2005. The above table assumes deferral of principal payment until 2005. Fixed rate debt also includes outstanding amounts of approximately $23,000 due Wells Fargo Bank under a line of credit for equipment purchases obtained by MEGAbase prior to the Company's acquisition of MEGAbase. The

Company assumed outstanding obligations under this credit facility upon acquisition of MEGAbase. Interest rates on individual borrowings under the line of credit were fixed at the date of borrowing and range from 9.50 to 9.85%. Repayment of principal and related interest are over five years. The average interest rate reflects a weighted average of the fixed rates of the fixed rate obligations for the respective periods they are assumed to be outstanding.

     See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for additional information regarding the Company's outstanding debt instruments.

     Accounts Receivable/Accounts Payable. Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances, respectively, at December 31, 1998.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                           (Dollars in thousands)

                                                                           December 31,               December 31,
                                                                               1997                       1998
                                                                       ---------------------       --------------------
ASSETS

Current assets:
      Cash and cash equivalents                                          $   6,802                   $      2,510
      Accounts receivable, net of allowance for
                doubtful accounts of $84 and $316                            1,805                          2,768
      Note receivable                                                        ---                              463
      Inventory                                                                687                            396
      Prepaid expenses                                                         555                            317
                                                                        -----------                   ------------
                Total current assets                                         9,849                          6,454

      Property and equipment, at cost:
      Leasehold improvements                                                   398                            478
      Furniture and equipment                                                2,126                          2,477
      On-board equipment                                                     6,704                          3,688
                                                                        -----------                   ------------
                                                                             9,228                          6,643
      Less--accumulated depreciation                                        (2,597)                        (3,559)
                                                                        -----------                   ------------
                                                                             6,631                          3,084

      Assets held for resale                                                 ---                               15
      Notes receivable from employees                                           45                             35
      Software development costs, net of accumulated
                amortization of $680 and $877                                  212                             36
      Intangible and other assets, net of accumulated
                amortization of $2,051 and $3,629                            4,916                         16,688
                                                                        -----------                   ------------

Total assets                                                            $   21,653                    $    26,312
                                                                        ===========                   ============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                           (Dollars in thousands)


                                                                               December 31,                  December 31,
                                                                                   1997                          1998
                                                                           ---------------------          --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of notes payable                                      $       27                        $       2
      Accounts payable                                                             668                              575
      Accrued liabilities:
                Compensation and payroll taxes                                     815                              475
                Dividends on Series A convertible, redeemable
                        preferred stock                                            288                              518
                Dividends on Series B redeemable preferred
                        stock                                                    ---                                 28
                Other                                                              421                              694
      Bank lines of credit                                                       ---                              1,506
      Current portion of deferred revenues                                         882                               76
      Income taxes payable                                                       ---                                 67
                                                                            -----------                       ----------
                Total current liabilities                                        3,101                            3,941

Non-current portion of deferred revenue                                            543                            ---
Non-current portion of notes payable                                             ---                              4,004
Deferred income taxes                                                            ---                                126
Commitments and contingencies

Preferred stock, par value $.01 per share,
      authorized 100,000 shares:
      Series A convertible, redeemable preferred stock,
                designated 40,000 shares, issued and
                outstanding 25,000 shares                                        2,500                            2,500
      Series B redeemable preferred stock, designated
                5,000 shares, issued and outstanding 2,750
                shares                                                           ---                              2,152

Shareholder's equity:
      Common stock, par value $.01 per share - authorized
                20,000,000 shares, issued 5,184,067 and
                5,995,830 shares                                                    52                               60
      Additional paid-in-capital                                                37,652                           40,793
      Warrants                                                                   ---                                598
      Deferred compensation                                                       (228)                            (104)
      Treasury stock at cost, -0- and 1,800 shares                                  (6)                              (6)
      Retained deficit                                                         (21,961)                         (27,752)
                                                                            -----------                       ----------
Total shareholders' equity                                                      15,509                           13,589
                                                                            -----------                       ----------

Total liabilities and shareholders' equity                                  $   21,653                        $  26,312
                                                                            ===========                       ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                        (Dollars in thousands, except per share data)

                                                                   Year                       Year                    Year
                                                                  Ended                       Ended                   Ended
                                                               December 31,               December 31,             December 31,
                                                                   1996                       1997                     1998
                                                           ---------------------       --------------------     --------------------

Revenue                                                    $       1,110                   $      9,596                  $   15,291

Cost of sales                                                        645                          5,988                       8,781
                                                             ------------                    -----------                  ----------


Gross profit                                                         465                          3,608                       6,510

Selling, general & administrative                                  7,829                         14,517                      13,937
                                                             ------------                    -----------                  ----------


Loss from operations                                              (7,364)                       (10,909)                     (7,427)


Interest expense (income), net                                       800                           (413)                         (7)

                                                             ------------                    -----------                  ----------


Loss before provision for income taxes                            (8,164)                       (10,496)                     (7,420)


Provision for income taxes                                            22                             45                      ---
                                                             ------------                    -----------                  ----------


Loss after provision for income taxes                             (8,186)                       (10,541)                     (7,420)


Minority interest in loss of
       non-consolidated corporation                              ---                             ---                             28
                                                             ------------                    -----------                  ----------


Loss from continuing operations                                   (8,186)                       (10,541)                     (7,448)


(Income) loss of disposed segment,
       net of income tax                                             161                            162                        (220)

Gain on disposal of segment                                      ---                             ---                         (1,437)

                                                             ------------                    -----------                  ----------


(Gain) loss from discontinued operations                             161                            162                      (1,657)

                                                             ------------                    -----------                  ----------


Net loss                                                          (8,347)                       (10,703)                     (5,791)


Accretion and dividends on preferred stock                           106                            232                         779
                                                             ------------                    -----------                 -----------


Net loss attributable to common shareholders                 $    (8,453)                   $   (10,935)                 $   (6,570)

                                                             ============                   ============                 ===========


Loss per common share from continuing
       operations - basic and diluted                        $     (2.89)                   $     (2.04)                 $    (1.36)

                                                             ============                   ============                 ===========


Income (loss) per common share from
       discontinued operations - basic and diluted           $     (0.06)                   $     (0.03)                  $    0.30
                                                             ============                   ============                  ==========


Net loss per common share - basic and diluted                $     (2.98)                  $      (2.12)                  $   (1.20)

                                                             ============                    ===========                  ==========


Weighted average shares outstanding - basic and diluted        2,834,565                      5,157,399                   5,466,979
                                                             ------------                    -----------                  ----------


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          (Dollars in thousands)


                                                        Common             Stock        Additional
                                                     -------------------------------      Paid-In                      Deferred
                                                        Shares           Par Value        Capital       Warrants     Compensation
                                                     -----------        ------------    ----------      --------     ------------
Balance, December 31, 1995                             2,400,000          $  ---         $      2       $  ---       $    ---

   Initial Capitalization                                ---                  24                1          ---            ---
   Net proceeds from issuance of common stock in
         initial public offering                       2,300,000              23           30,646          ---            ---
   Conversion of shareholder notes payable to
         common stock                                    244,066               3            3,658          ---            ---
   Issuance of common stock in acquisition               213,333               2            3,198          ---            ---
   Issuance of restricted common stock                    26,668             ---              400          ---           (400)
   Amortization of deferred compensation                 ---                 ---             ---           ---             23
   Accretion of Series A convertible, redeemable
         preferred stock                                 ---                 ---             ---           ---            ---
   Accrual of dividends on Series A convertible,
         redeemable preferred stock                      ---                 ---             ---           ---            ---
   Net loss                                              ---                 ---             ---           ---            ---
                                                      ----------          ------         --------       --------     ----------
Balance, December 31, 1996                             5,184,067          $   52         $ 37,905       $  ---       $   (377)


   Forfeiture of restricted common stock                  (1,800)            ---             (21)          ---             27
   Amortization of deferred compensation                 ---                 ---             ---           ---            122
   Accretion of Series A convertible, redeemable
         preferred stock                                 ---                 ---             (20)          ---            ---
   Accrual of dividends on Series A convertible,
         redeemable preferred stock                      ---                 ---            (212)          ---            ---
   Net loss                                              ---                 ---             ---           ---            ---
                                                      ----------          ------         --------       --------     ----------
Balance, December 31, 1997                             5,182,267          $   52         $37,652        $  ---       $   (228)

   Issuance of common stock in acquisition               811,763               8           3,424           ---            ---
   Issuance of warrants                                                      ---             ---           598
   Amortization of deferred compensation                                     ---             ---           ---            124
   Beneficial conversion feature of Series B
         redeemable preferred stock                                          ---             485           ---            ---
   Accretion of Series B redeemable
         preferred stock                                                     ---            (485)          ---            ---
   Accrual of dividends on Series A convertible,
         redeemable preferred stock and
         Series B redeemable preferred stock                                 ---            (294)          ---            ---
   Option issuance to non-employees                                          ---              11           ---            ---
   Net loss                                                  ---             ---             ---           ---            ---
                                                      ----------          ------         --------       --------     ----------
Balance, December 31, 1998                             5,994,030          $   60         $40,793        $  598       $   (104)
                                                      ==========          ======         ========       ========     ==========







































                                                                Treasury         Stock
                                                                -----------------------         Retained      Shareholders'
                                                                 Shares           Cost          Deficit          Equity
                                                                --------        -------       -----------    -------------

Balance, December 31, 1995                                         ---        $    ---        $  (2,780)     $  (2,778)

   Initial Capitalization                                          ---             ---              (25)          ---
   Net proceeds from issuance of common stock in
         initial public offering                                   ---             ---             ---          30,669
   Conversion of shareholder notes payable to
         common stock                                              ---             ---             ---           3,661
   Issuance of common stock in acquisition                         ---             ---             ---           3,200
   Issuance of restricted common stock                             ---             ---             ---             ---
   Amortization of deferred compensation                           ---             ---             ---              23
   Accretion of Series A convertible, redeemable
         preferred stock                                           ---             ---              (30)           (30)
   Accrual of dividends on Series A convertible,
         redeemable preferred stock                                ---             ---              (76)           (76)
   Net loss                                                        ---             ---           (8,347)        (8,347)
                                                               ---------      -----------      ---------     ----------
Balance, December 31, 1996                                         ---        $    ---         $(11,258)     $  26,322

   Forfeiture of restricted common stock                          1,800              (6)           ---           ---
   Amortization of deferred compensation                           ---             ---             ---             122
   Accretion of Series A convertible, redeemable
         preferred stock                                           ---             ---             ---             (20)
   Accrual of dividends on Series A convertible,
         redeemable preferred stock                                ---             ---             ---            (212)
   Net loss                                                        ---             ---          (10,703)       (10,703)
                                                               ---------      -----------      ---------     ----------
Balance, December 31, 1997                                        1,800       $      (6)       $(21,961)     $   5,509

   Issuance of common stock in acquisition                         ---             ---             ---           3,432
   Issuance of warrants                                            ---             ---             ---             598
   Amortization of deferred compensation                           ---             ---             ---             124
   Beneficial conversion feature of Series B
         redeemable preferred stock                                ---             ---             ---             485
   Accretion of Series B redeemable
         preferred stock                                           ---             ---             ---            (485)
   Accrual of dividends on Series A convertible,
         redeemable preferred stock and
         Series B redeemable preferred stock                       ---             ---             ---            (294)
   Option issuance to non-employees                                ---             ---             ---              11
   Net loss                                                        ---             ---           (5,791)        (5,791)
                                                               ---------      -----------      ---------     ----------
Balance, December 31, 1998                                         1,800      $      (6)       $(27,752)        13,589
                                                               =========      ===========      =========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

       (Dollars in thousands)


                                                                      Year             Year             Year
                                                                     Ended             Ended            Ended
                                                                  December 31,     December 31,     December 31,
                                                                      1996             1997             1998
                                                                 -------------     ------------     -------------
Cash flows from operating activities:
  Net loss                                                       $   (8,347)      $   (10,703)       $   (5,791)
  Adjustments to reconcile net loss to net cash flows
   from operating activities:
      Depreciation and amortization                                   1,370             4,026             3,414
      Premium on conversion of shareholder notes payable
                to common stock                                         661             ---                ---
      Amortization of deferred compensation                              23               122               124
      Loss from disposal of assets                                     ---                984               400
      Loss from impairment of assets                                   ---                241             2,765
      Minority interest in loss of
                non-consolidated corporation                           ---               ---                 28
      Gain on disposal of segment                                      ---               ---             (1,462)
  Changes in certain assets and liabilities:
      Accounts receivable                                                88              (636)              633
      Inventory                                                         (53)              (53)             (301)
      Prepaid expenses                                                 (241)              (78)              (35)
      Software development costs                                       (216)             (327)              (20)
      Assets held for resale                                           ---               ---                (15)
      Other assets                                                     ---                383              (308)
      Accounts payable                                                1,254            (1,100)             (235)
      Accrued liabilities                                                34               462              (353)
      Deferred revenues                                                  59               916               (14)
      Customer deposits                                                 695              (695)             ---
                                                                 ----------        ----------        -----------
  Net cash flows from operating activities                           (4,673)           (6,458)           (1,170)
                                                                 ----------        ----------        -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                        ---                185                 9
   Capital expenditures                                              (6,610)           (3,110)             (372)
   Change in assets and liabilities of disposed segment                ---               ---                (90)
   Disposal of subsidiary                                              ---               ---              2,345
   Acquisition of subsidiaries                                       (3,921)             ---             (2,250)
                                                                 ----------        ----------        -----------
      Net cash flows from investing activities                      (10,531)           (2,925)             (358)
                                                                 ----------        ----------        -----------

Cash flows from financing activities:
  Borrowings under shareholder notes payable                          3,628              ---               ---
  Payments on shareholder notes payable                              (3,621)             ---               ---
  Payments of accrued interest on shareholder notes payable            (393)             ---               ---
  Issuance of common stock                                           30,669              ---               ---
  Issuance of Series A convertible, redeemable preferred
                  stock                                                 950              ---               ---
  Issuance of Series B redeemable preferred stock
                  and warrants                                         ---               ---              2,750
  Payment of dividends on Series B redeemable
                  preferred stock                                      ---               ---                (37)
  Proceeds from line of credit                                         ---               ---              1,483
  Debt acquisition costs                                               ---               ---                (54)
  Retirement of subsidiary debt                                        ---               ---               (700)
  Borrowings under notes payable                                       10                ---               ---
  Payments on notes payable                                            (5)               (42)            (6,206)
                                                                 ----------        ----------        -----------
     Net cash flows from financing activities                      31,238                (42)            (2,764)
                                                                 ----------        ----------        -----------

Net change in cash and cash equivalents                            16,034             (9,425)            (4,292)
Cash and cash equivalents, beginning of period                        193             16,227              6,802
                                                                 ----------        ----------        -----------
Cash and cash equivalents, end of period                         $ 16,227          $   6,802         $    2,510
                                                                 ==========        ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLIN CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Nature of Operations:

     Allin Corporation ("the Company"), a Delaware corporation, was formed as a wholly owned subsidiary of Allin Interactive Corporation ("Allin Interactive") on July 23, 1996. Effective August 16, 1996, the Company consummated a transaction pursuant to an agreement whereby Allin Interactive became a wholly owned subsidiary of the Company. Prior to this date, the Company had no operations. The Company's name, originally Allin Communications Corporation, was changed following the December 31, 1998 vote of the holders of a majority of the Company's common shares to approve an amendment to the Company's Certificate of Incorporation. The Company functions as a holding company and wholly owns the subsidiaries noted below.

     On November 6, 1996, Kent Consulting Group, Inc., a California corporation, merged with and into a wholly owned subsidiary of the Company, Kent Acquisition Corporation, now Allin Corporation of California ("Allin Consulting-California"), a California corporation. Allin Consulting-California changed its corporate name from Kent Consulting Group, Inc. during 1998. Allin Consulting-California generates revenue from fees under its contracts for technology consulting, software design and network solutions services. In addition to providing such services to third party clients, Allin Consulting-California has also provided technical and creative development and support for the operations of affiliates. Allin Consulting-California's services have been provided at various locations within the United States and internationally, mostly located near its operational headquarters in northern California. On November 20, 1998, the Company acquired MEGAbase, Inc., a California corporation specializing in software development services, and subsequently merged it into Allin Consulting-California.

     On August 13, 1998, the Company acquired all of the outstanding stock of Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), a Pennsylvania corporation. Allin Consulting-Pennsylvania changed its corporate name from KCS Computer Services, Inc. during 1998. Allin Consulting-Pennsylvania generates revenue from fees under its contracts for technology consulting services for client/server and mainframe computer environments. Additionally, Allin Consulting-Pennsylvania provides specialized technology consulting services for the banking industry. Allin Consulting-Pennsylvania's services are provided at various locations throughout the United States, mostly near its operational headquarters in Pennsylvania. The specialized banking industry services are provided at various locations nationally.

     Allin Interactive, a Delaware corporation, was formed on June 8, 1994, for the purpose of designing, developing, selling and installing interactive entertainment and communications systems. Allin Interactive currently provides interactive television applications development, systems integration and consulting services. Allin Interactive also operates eight interactive television systems previously installed on cruise ships. Revenue is derived from passengers aboard the cruise ships through usage of pay-per-view and gaming interactive services. Since late 1997, Allin Interactive has also derived management fee revenue from its cruise line customers for operation and administration of its interactive television systems. Allin Interactive has provided systems integration and consulting services from its Ft. Lauderdale, Florida headquarters and at various locations domestic and international. Transactional revenue from cruise ship systems is derived at sea and at various domestic and international ports of call on ships where Allin Interactive's system has been installed. Allin Interactive changed its corporate name from SeaVision, Inc. during 1998.

     Allin Digital Imaging Corp. ("Allin Digital"), a Delaware corporation, was formed as a wholly owned subsidiary of the Company on August 15, 1996 for the purpose of developing and marketing digital imaging applications and services. During 1998, Allin Digital's sales strategy changed to focusing on the provision of systems integration services for digital imaging equipment and software, technical support and sale of ancillary digital imaging products. Allin Digital's services have been provided at various locations throughout the United States. Allin Digital changed its corporate name from PhotoWave, Inc. during 1998.

   The Company acquired all of the outstanding stock of Allin Network Products, Inc. ("Allin Network"), a California corporation, on November 6, 1996. Allin Network generates revenue from sales of computer related

                        ALLIN CORPORATION & SUBSIDIARIES
hardware and software. Allin Network's operations have been concentrated near Oakland, California and Pittsburgh, Pennsylvania. Allin Network changed its corporate name from Netright, Inc. during 1998.

     Allin Holdings Corporation ("Allin Holdings"), a Delaware corporation, was formed as a wholly owned subsidiary of the Company on October 21, 1996. AHC provides treasury management services to the Company and its subsidiaries.

     All of the outstanding stock of SportsWave, Inc. ("SportsWave"), a Pennsylvania corporation, was sold by the Company on September 30, 1998. The Company had acquired SportsWave, which performed sports marketing services, on November 6, 1996. See Note 10.

     The Company is subject to a number of risks, including its limited operating history with its recent acquisitions, uncertainty as to future profitability; a history of net losses, accumulated deficit, liquidity, expiration of its line of credit in September 1999, development of new products; cruise lines' rights to terminate operations: competition in its current and any future lines of business; management of growth; dependence on key personnel; rapidly changing technology; risks inherent in developing new markets; and fluctuation in operating results.

2. Summary of Significant Accounting Policies:

     The following is a summary of the significant accounting policies affecting the Company's consolidated financial statements.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

     The Consolidated Balance Sheets as of December 31, 1996 and 1997 include the financial position of the Company, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network, SportsWave and AHC as of those dates. The Consolidated Balance Sheet as of December 31, 1998 includes the financial position of the Company, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive, Allin Digital, Allin Network and AHC as of that date.

     The Consolidated Statement of Operations for the period ended December 31, 1996 includes the results of continuing operations of the Company, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and AHC for the portion of 1996 for which the companies had operations or that was subsequent to acquisition. The Consolidated Statement of Operations for the period ended December 31, 1997 reflects the results of continuing operations of these companies for the full year of 1997. The Consolidated Statement of Operations for the period ended December 31, 1998 reflect the results of continuing operations of these companies for the full year of 1998 and the results of continuing operations for Allin Consulting-Pennsylvania subsequent to acquisition. Allin Consulting-California reflects the results of operations of the former MEGAbase business subsequent to its acquisition. Results of SportsWave's operations in all periods and the gain realized on the sale of SportsWave in 1998 are reflected as results of discontinued operations. See Disposal of Segment.

Disposal of Segment

     On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave. The sale of SportsWave represents disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for the periods presented in the Company's Consolidated Statements of Operations have been reclassified to interest in income or

                        ALLIN CORPORATION & SUBSIDIARIES
loss of disposed segment, which is presented after net loss from continuing operations. The gain recorded on disposal of SportsWave is also presented after net loss from continuing operations. See Note 10-Sale of SportsWave, Inc.

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

Related Party Transactions

     The Company derived revenue in 1997 and 1998, recorded capitalized purchases during 1996 and 1997 and recorded expenses during the three years 1996, 1997 and 1998 from transactions with related parties for products and services. Such transactions are viewed as occurring in the normal course of business and pricing for sales and purchases is believed to be representative of market rate.

     Information concerning all related party transactions is included in Note
21.

Cash and Cash Equivalents

     The Company considers all certificates of deposit with an original maturity of three months or less and money market funds to be cash equivalents.

Market Risk Sensitive Instruments

     The Company currently has not invested excess funds in derivative financial instruments or other market rate sensitive instruments.

Revenue and Cost of Sales Recognition

     Allin Consulting-California and Allin Consulting-Pennsylvania charge consulting fees, typically on an hourly basis, to their clients for their technology consulting, software design and network solution services. Revenue and related cost of sales are recognized as services are performed.

     Allin Interactive recognizes revenue and cost of sales for systems integration services upon completion of the respective projects. Consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and management fees and any associated cost of sales are recognized as the services are performed.

     Allin Digital recognizes revenue and cost of sales for systems integration services upon completion of the respective projects. Revenue and associated cost for equipment and consumable sales is recognized upon shipment of the product.

     Allin Network recognizes revenue and associated cost from the sale of products at the time the products are shipped.

                         ALLIN CORPORATION & SUBSIDIARIES

Accounts Receivable

     The Company's subsidiaries record accounts receivable based upon billing or revenue recognition for services and products. Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful. Accounts receivable are written off if reasonable collection efforts prove unsuccessful.

     As of December 31, 1998, one significant customer comprised 14% of the Company's accounts receivable. One significant customer accounted for 12% of the Company's 1998 revenue. As of December 31, 1997, two significant customers comprised 13% and 10%, respectively, of the Company's accounts receivable.
Three significant customers accounted for 23%, 16% and 10%, respectively, of the Company's 1997 revenue. Four significant customers accounted for 26%, 16%, 15%, and 11%, respectively, of the Company's 1996 revenues.

Inventory

     Inventory, consisting principally of digital photography equipment and software, and computer hardware, software and communications equipment, is stated at the lower of cost (determined on the first-in, first-out method) or market.

Property and Equipment

     Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. In the year of acquisition, the Company takes a full year of depreciation if the asset was purchased in the first six months of the year, and half a year of depreciation if the asset was purchased in the last six months of the year. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs which do not extend the lives of the applicable assets are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in Selling, General, and Administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 1996, 1997 and 1998 was approximately $750,000, $1,847,000, and $1,495,000, respectively.

Assets Held for Resale

     Assets held for resale consisted of equipment purchased for digital photography system installations in-process as of December 31, 1998 that was sold to the respective customers during the next fiscal year.

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

     As of December 31, 1998, other intangible assets include values assigned in recording the acquisitions of Allin Consulting-California, Allin Consulting-Pennsylvania and MEGAbase under Accounting Principals Board Opinion No. 16, "Accounting for Business Combinations" (APB No. 16). Portions of the purchase price for Allin

                        ALLIN CORPORATION & SUBSIDIARIES

Consulting-California have been attributed to an employment agreement, assembled work force, customer list and goodwill, with useful lives of two, seven, five and seven years, respectively. The employment agreement was fully amortized as of December 31, 1998. Portions of the purchase price for Allin Consulting-Pennsylvania have been attributed to assembled work force, customer list and goodwill, with useful lives of five, fourteen and thirty years, respectively. A portion of the purchase price for MEGAbase has been attributed to goodwill, with a useful life of thirty years.

     As of December 31, 1997, other intangible assets included portions of the purchase price for Allin Consulting-California as noted above and additionally included a value assigned for a tradename with a useful life of forty years.
The unamortized value of the tradename was written off in 1998 due to the change in name of Allin Consulting-California. Also included were portions of the purchase price for SportsWave which had been attributed to a Major League Alumni Marketing Agreement, assembled work force, customer list, tradename and goodwill, with useful lives of twenty, seven, five, forty and twenty years, respectively.

     Material intangible asset balances were recorded based on appraised values and are being amortized on a straight line basis over their respective estimated economic useful lives.

Impairment of Long-Lived Assets

     The Company follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying value to determine if a writedown to market value or discounted cash flow is required. See Note 11.

Deferred Revenue

     Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods. Such amounts are recognized as revenue when services are performed. As of December 31, 1997, deferred revenue included amounts recorded by SportsWave for licensing agreements which include minimum guaranteed royalties, which are recognized as revenue on a straight-line basis over the lives of the respective agreements. Current portion of deferred revenue represents amounts expected to be recognized as revenue within one year of the date of the financial statements, while long-term deferred revenue represents amounts expected to be recognized as revenue thereafter. Costs associated with deferred revenue are recorded as prepaid expenses and recognized as expense as the associated revenue is recognized.

Advertising and Promotions

     Expenditures for advertising and promotions were approximately $414,000, $558,000, and $118,000, respectively, for the periods ended December 31, 1996, 1997, and 1998. Expenditures for advertising and promotions are expensed as incurred.

Income Taxes

     The shareholders of Allin Interactive had elected to file under Subchapter S for both state and federal income tax purposes prior to July 23, 1996. Accordingly, no provision for income taxes has been reflected in the financial statements through that date as the taxable income or loss is reflected on the individual income tax returns of the shareholders. Certain events, including the transactions described in Note 1, automatically terminated the S corporation status of Allin Interactive as of July 22, 1996. Income earned subsequent to the termination of Allin Interactive's S corporation status is subject to federal and state income taxes at the corporate level.

                        ALLIN CORPORATION & SUBSIDIARIES

     The Company records current and deferred provisions for federal and state income tax and deferred tax assets and liabilities, as appropriate, in accordance with the requirements of Financial Accounting Standards Board
Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109).   Valuation
allowances will reduce deferred tax assets recorded if there is material uncertainty as to the ultimate realization of the deferred tax benefits.

Financial Instruments

     As of December 31, 1998, the Company's Consolidated Balance Sheet includes two notes payable to shareholders which relate to the acquisitions of Allin Consulting-California and Allin Consulting-Pennsylvania. The notes payable are recorded at the face value of the instruments. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the notes. See Note 9. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". See Note 8.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The Company has adopted SFAS No. 131 as of December 31, 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which revises certain footnote disclosure requirements related to pension and other retiree benefits. The new standard will not have a financial impact on the Company. The Company adopted SFAS No. 132 in 1998.

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

Supplemental Disclosure of Cash Flow Information

     Cash payments for income taxes were approximately $-0-, $131,000, and $85,000 during the years ended December 31, 1996, 1997, and 1998, respectively. Cash payments for interest were approximately $1,123,000, $29,000, and $81,000 during the years ended December 31, 1996, 1997, and 1998, respectively.

                        ALLIN CORPORATION & SUBSIDIARIES

     The non-cash investing and financing activities for the year ended December 31, 1996 were as follows:

  Issuance of common stock in connection with acquisition                    $3,200,000
  Conversion of shareholder notes payable to common stock                     3,000,000
  Conversion of shareholder notes payable to Series A Preferred Stock         1,500,000
  Grant of restricted common shares                                             400,000

     The non-cash investing and financing activities for the year ended December 31, 1998 are as follows:

  Issuance of common stock in connection with acquisitions                   $3,450,000
  Grant of non-employee options                                                  11,000


     Dividends of approximately $212,000 and $230,000 were accrued but unpaid during the years ended December 31, 1997 and 1998, respectively, on outstanding shares of Series A Convertible Redeemable Preferred Stock. Dividends of approximately $28,000 were accrued but unpaid as of December 31, 1998 on outstanding shares of Series B Redeemable Preferred Stock.

3. Initial Public Offering

     On November 6, 1996, the Company closed its initial public offering of 2,000,000 shares of common stock at a price of $15 per share. The Company received total net proceeds, after deduction of expenses payable and underwriting discounts, of approximately $27 million. On the closing date, the Company used a portion of the proceeds to repay outstanding borrowings under a line of credit, to pay accrued interest under the shareholder notes payable, and for the acquisitions described in Note 9.

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

4. Series A Convertible, Redeemable Preferred Stock

     On August 16, 1996, the Company issued 25,000 shares of Series A Convertible Redeemable Preferred Stock having a liquidation value of $100 per share. As of December 31, 1997 and 1998, all of the issued Series A shares remain outstanding. The 25,000 Series A shares issued were convertible into an aggregate of 203,385 common shares, an approximate $12.29 per common share conversion rate, at the option of the holder, during the period from May 6, 1997 through December 6, 1997. The conversion price reflected an illiquidity discount from the subsequent initial public offering price and was representative of fair value of the common shares as of the date of issuance. None of the Series A preferred shares were converted to common shares during this period. Series A preferred shares may not be converted into common shares thereafter. Series A preferred stock is redeemable by the Company at any time after the conversion period but prior to maturity. Series A preferred stock will mature June 30, 2006, unless redeemed earlier.

     The aggregate value of the Series A preferred shares issued, $2,500,000, was recorded net of $50,000 to reflect transaction costs related to the preferred stock issuance. During the years ended December 31, 1996 and 1997, $30,000 and $20,000, respectively, of accretion was recorded.

                        ALLIN CORPORATION & SUBSIDIARIES

     The holders of the Series A preferred shares are entitled to receive cumulative quarterly dividends, when and as declared by the Board of Directors, at the rate of 8% of the liquidation value thereof per annum. As of December 31, 1997 and 1998, approximately $288,000 and $518,000, respectively, of dividends had been accrued for Series A Convertible Redeemable Preferred Stock. The Company entered a Loan and Security Agreement with S&T Bank in October 1998 which prohibits the Company from declaring or paying dividends on Series A preferred shares during the one-year term of the agreement. No dividends have been paid to date on Series A preferred shares.

     Dividends on Series A preferred shares of $76,000, $212,000 and $230,000 have been accrued during the fiscal years ended December 31, 1996, 1997 and 1998, respectively. This represents $3.04, $8.48 and $9.20 per issued Series A preferred share for the respective periods.

5. Series B Redeemable Preferred Stock

     During 1998, the Company designated 5,000 authorized preferred shares as Series B Redeemable Preferred Stock. The Company issued 2,750 Series B preferred shares on August 13, 1998, all of which remain outstanding as of December 31, 1998. The liquidation value of Series B shares is $1,000 per share. The Series B preferred shares issued include a conversion feature whereby each share is convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 Nasdaq price prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania, or (b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of (i) 85% of the closing price of the common stock as reported by Nasdaq on the trading date prior to the date of conversion, or (ii) $2.00. After the first anniversary of the original issuance of Series B preferred shares, each share is convertible into the number of shares of common stock determined by (a) above, or (b) if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on August 14, 1999, the trading date following the first anniversary of the issuance. The convertibility provision of the Series B preferred shares was approved on December 31, 1998 by the holders of a majority of outstanding common shares. Series B preferred shares earn dividends at the rate of 6% per annum payable on the final day of each January, April, July and October. As of December 31, 1998, approximately $28,000 of Series B preferred dividends were accrued but unpaid.

     Shareholder approval of the convertibility feature of the Series B preferred shares resulted in the issuance of preferred stock with a non-detachable conversion feature that is "in the money" at the date of approval. Therefore, a beneficial conversion feature was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during 1998, the fiscal year in which the conversion feature was approved. The value of the beneficial conversion feature, approximately $485,000, was calculated by determining the number of common shares that would be issued assuming conversion at the market price at the date of shareholder approval and the number to be issued at the conversion price and multiplying the difference in number of common shares by the market price.

     The beneficial conversion feature was treated as an immediate dividend to the Series B preferred shareholders since the Series B preferred shareholders had rights for immediate conversion upon common stockholder approval. Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval. Since the Company had an accumulated deficit as of the approval date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity.

     The beneficial conversion feature results in additional accretion of preferred stock in determining net loss available to common shareholders during 1998, which resulted in lower earnings per share. The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.

     Dividends on Series B preferred shares of $65,000 have been recorded during the fiscal year ended December 31, 1998. This represents $23.64 per issued preferred share for 1998.

                        ALLIN CORPORATION & SUBSIDIARIES

     The Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and accompanying warrants for common stock between the relative fair values of the preferred stock and warrants. The Series B Redeemable Preferred Stock has been recorded at approximately $2,152,000.

6.  Warrants for Common Stock

     Series B preferred shareholders also received warrants to purchase an aggregate of 647,059 shares of common stock at $4.25 per share. Issuance of common stock upon exercise of the warrants was approved on December 31, 1998 by the holders of a majority of the Company's common shares. The Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to warrants, approximately $598,000 is reflected as a component of shareholders' equity. The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive.

7.   Stock Based Compensation and Restricted Stock Award

     On October 25, 1996, the Company adopted the "1996 Stock Plan" ("the 1996 Plan") for executive management, non-employee directors, employees and consultants of the Company and its subsidiaries. The 1996 Plan provided for the issuance of up to 266,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options. As of December 31, 1998, 5,932 shares remained available for future grants under the 1996 Plan.

     Stock options awarded under the 1996 Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date, except for 31,000 options which vested on grant date and 14,760 options awarded to former SportsWave employees which vested upon sale of that company. The right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason, except for the 45,760 shares noted above, which do not include an early expiration provision.

     The Company granted 26,668 restricted shares under the 1996 Plan to employees of Allin Consulting-California on November 6, 1996. The restricted shares will vest three years after grant date. Allin Consulting-California has recorded deferred compensation for the restricted shares based on market value of the shares at date of grant and will record amortization over three years on a straight line basis. The Company has recognized approximately $23,000, $95,000 and $124,000 of compensation expense related to the restricted stock during the periods ended December 31, 1996, 1997 and 1998, respectively. During 1997, 1,800 of the restricted shares were forfeited and reverted to treasury stock. Forfeiture was due to termination of the employees' association with Allin Consulting-California. As of December 31, 1998, 24,868 of the restricted shares remained outstanding.

     On May 8, 1997, the Company's stockholders approved the Company's "1997 Stock Plan" ("the 1997 Plan") which reserved an aggregate of 300,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The options are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 17,500 options which vested on grant date, 11,650 options awarded to former SportsWave employees which vested upon sale of that company and 100,000 options which will vest on the earlier to occur of May 15, 2001 or the date of a change in control of the Company, as defined in a certain employment agreement. For grants made to date, the right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options. As of December 31, 1998, 9,000 shares remained

                        ALLIN CORPORATION & SUBSIDIARIES
available for future grants under the 1997 Plan. The Company recognized approximately $11,000 of expense during the year ended December 31, 1998 for options awarded to non-employees under the 1997 Plan.

     On December 31, 1998, the Company's stockholders approved the Company's "1998 Stock Plan" ("the 1998 Plan") which reserved an aggregate of 375,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. Options to be awarded under the 1998 Plan will be exercisable based on prices established at the grant dates and are expected to vest at 20% of the award per year for five years on the anniversaries of the grant date, other than the annual awards to outside directors that may be made under this plan, which are expected to vest on grant date. The right to purchase shares for any award made under the 1998 Plan is expected to expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason. As of December 31, 1998, no grants had been made under the 1998 Plan.

Summary of Stock Option Activity from 1996 through 1998:
--------------------------------------------------------

                                                    1996 Plan                            1997 Plan
                                       -----------------------------------  -----------------------------------
                                                             Weighted-                            Weighted-
                                          Number of      Average Exercise      Number of      Average Exercise
                                           Options             Price            Options             Price
Outstanding at December 31, 1995                    ---                ---               ---                ---
Granted                                         202,550             $15.03               ---                ---
Forfeitures                                         ---                ---               ---                ---
Exercised                                           ---                ---               ---                ---
Expired                                             ---                ---               ---                ---
                                     --------------------------------------------------------------------------

Outstanding at December 31, 1996                202,550             $15.03               ---                ---
Exercisable at December 31, 1996                 21,000             $15.00               ---                ---

Granted                                          27,500             $18.23            70,050              $6.19
Forfeitures                                      58,400             $14.91               500              $4.50
Exercised                                           ---                ---               ---                ---
Expired                                             ---                ---               ---                ---
                                     --------------------------------------------------------------------------

Outstanding at December 31, 1997                171,650             $15.58            69,550              $6.25
Exercisable at December 31, 1997                 51,130             $15.39            10,000              $4.50

Granted                                         132,500             $ 4.49           229,200              $4.42
Forfeitures                                      70,750             $16.33             7,750              $5.74
Exercised                                           ---                ---               ---                ---
Expired                                             ---                ---               ---                ---
                                     --------------------------------------------------------------------------

Outstanding at December 31, 1998                233,400             $ 9.06           291,000              $4.82
Exercisable at December 31, 1998                 74,030             $13.58            38,040              $5.56

                        ALLIN CORPORATION & SUBSIDIARIES

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants under the 1996 and 1997 Plans.

                                              1996 Plan                1997 Plan
                                       -----------------------  -----------------------
Risk free interest rate                                  4.7 %                    5.4 %
Expected dividend yield                                  0.0 %                    0.0 %
Expected life of options                               7 yrs.                   7 yrs.
Expected volatility rate                                46.0 %                   46.0 %

                                                        1996 Plan           1997 Plan
                                                    ------------------  -----------------
Options originally issued at market:
Exercisable at December 31, 1998                                74,030             23,940
Weighted average fair value of options granted
 during 1996                                                   $  8.19                ---
Weighted average fair value of options granted
 during 1997                                                   $ 10.03            $  3.20
Weighted average fair value of options granted
 during 1998                                                   $  2.20            $  2.48


Options originally issued in excess of market:
Exercisable at December 31, 1998                                   ---             14,100
Weighted average fair value of options granted
 during 1997                                                       ---            $  2.12
Weighted average fair value of options granted
 during 1998                                                   $  2.02                ---

Summary of Information for Stock Options Outstanding or Exercisable at December
-------------------------------------------------------------------------------
31, 1998:
--------

                                                    1996 Plan                            1997 Plan
                                       -----------------------------------  -----------------------------------
                                                             Weighted-                            Weighted-
                                          Number of      Average Exercise      Number of      Average Exercise
                                           Options             Price            Options             Price
Information for options outstanding
 at December 31, 1998:
Exercise Price:
Less than $4.00                                   5,000             $ 3.25             2,000              $3.25
From $4.00 to $5.00                             127,500             $ 4.54           251,700              $4.43
From $5.00 to $7.50                                 ---                ---            37,300              $7.50
From $15.00 to $16.25                           100,900             $15.06               ---                ---
                                     --------------------------------------------------------------------------
                                                233,400             $ 9.06           291,000              $4.82

Information for options exercisable
 at December 31, 1998:
Exercise Price:
Less than $4.00                                     ---                ---               ---                ---
From $4.00 to $5.00                              10,000             $ 4.25            23,940              $4.42
From $5.00 to $7.50                                 ---                ---            14,100              $7.50
From $15.00 to $16.25                            64,030             $15.04               ---                ---
                                     --------------------------------------------------------------------------
                                                 74,030             $13.58            38,040              $5.56

                        ALLIN CORPORATION & SUBSIDIARIES

Summary of Information for Stock Options Outstanding or Exercisable at December
-------------------------------------------------------------------------------
31, 1998 (cont.):
----------------


                                                    1996 Plan                            1997 Plan
                                       -----------------------------------  -----------------------------------
                                                             Weighted-                            Weighted-
                                                              Average                              Average
                                          Number of      Contractual Life      Number of      Contractual Life
                                           Options                              Options
Information for options outstanding
 at December 31, 1998:
Exercise Price:
Less than $4.00                                   5,000          6.9 years             2,000          6.8 years
From $4.00 to $5.00                             127,500          6.8 years           251,700          6.4 years
From $5.00 to $7.50                                 ---                ---            37,300          5.8 years
From $15.00 to $16.25                           100,900          4.8 years               ---                ---
                                     --------------------------------------------------------------------------
                                                233,400          5.9 years           291,000          6.3 years

     Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a ''fair value based method'' of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company has elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123.

     Had compensation costs for the Company's Plans been determined consistent with SFAS No. 123, pro forma net loss and EPS would have been as follows:

          Year ended December 31                      1996                   1997                  1998
                                             ----------------------  ---------------------  -------------------

Pro forma net loss (dollars in thousands)                  $(8,393)              $(11,026)             $(6,369)
Pro forma loss per share                                   $ (3.00)              $  (2.18)             $ (1.31)

     See Note 22 for information regarding 1998 Plan options awarded subsequent to December 31, 1998.


8.  Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company, excluding 4,445, 26,218 and 24,868 shares of outstanding restricted stock for 1996, 1997 and 1998, respectively. Prior to the expiration of their convertibility period, if any, the restricted stock, outstanding stock options, warrants, and the conversion of the $2 million secured promissory note (See Note
9) and Series A and B preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the restricted stock, stock options and warrants, if their effect was not anti-dilutive, were 43,028, 26,218 and 702,451 for the years ended December 31, 1996, 1997 and 1998, respectively.

                        ALLIN CORPORATION & SUBSIDIARIES

  The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

  Calculation of Basic and Diluted Net Loss per Common
                        Share                                                       Year Ended December 31
       Dollars in thousands, except per share data                  1996                     1997                     1998
Net loss                                                               $   (8,347)              $  (10,703)              $   (5,791)

Accretion and dividends on preferred stock                                    106                      232                      779
                                                                       ----------               ----------               ----------
Net loss applicable to common shareholders                             $   (8,453)              $  (10,935)              $   (6,570)


Basic and diluted net loss per common share                            $    (2.98)              $    (2.12)              $    (1.20)

                                                                       ----------               ----------               ----------

Shares used in calculating basic and diluted net loss
 per common share                                                       2,834,565                5,157,399                5,466,979
                                                                       ----------               ----------               ----------


9.  Acquisitions

     Emerging Issues Task Force Issue 95-8: "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination" ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including factors involving terms of continuing employment, factors involving components of shareholder group, factors involving reasons for contingent payment provisions, factors involving formula for determining contingent consideration, and factors involving other agreements and issues. The Company follows the EITF 95-8 guidelines in determining the accounting treatment for any contingent consideration related to acquisitions.

Allin Consulting-Pennsylvania

     On August 13, 1998, the Company acquired all of the issued and outstanding stock of Allin Consulting-Pennsylvania. The agreement for the purchase of Allin Consulting-Pennsylvania provided for payment of up to $16.0 million by the Company, including $14.4 million at closing and potential contingent payments of up to $1.6 million. Closing payment terms included a cash payment of approximately $2.4 million, issuance of 805,195 shares of the Company's common stock, based on a rate of $4.406 per share as specified in the acquisition agreement, secured promissory notes in the principal amounts of $6.2 and $2.0 million, and post-closing payment by or on behalf of Allin Consulting-Pennsylvania of an approximate $200,000 tax liability. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition. Allin Consulting-Pennsylvania had two outstanding notes due to a bank in the aggregate amount of approximately $627,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition. The acquisition was effective for accounting purposes as of August 1, 1998.
Five months of Allin Consulting-Pennsylvania's results of operations are included in the Company's Consolidated Statement of Operations for 1998.

     The acquisition of Allin Consulting-Pennsylvania has been accounted for using the purchase method. The acquisition price has been allocated among the net assets of the acquired entity, assembled workforce, customer base, and goodwill. Estimated remaining economic lives for assembled workforce, customer base and goodwill are five, fourteen and thirty years, respectively. The acquisition of the purchase price to assets acquired and liabilities assumed of Allin Consulting-Pennsylvania is as follows (dollars in thousands):

                        ALLIN CORPORATION & SUBSIDIARIES

  Cash                                                                   $   325
Working capital, other than cash                                           1,279
Furniture, equipment and leasehold improvements                              183
Notes payable to bank                                                       (627)
Other liabilities                                                            (51)
Assembled work force                                                         257
Customer base                                                              2,230
Goodwill                                                                  10,825
                                                       -------------------------
Net purchase price recorded                                              $14,421
                                                       =========================

     The secured promissory note for $6.2 million bore interest at 5% per annum payable at maturity. Payment of principal of $3,000,000 was due at the earlier to occur of the sale by the Company of a wholly-owned subsidiary or the substantial portion of assets of the same or December 31, 1998. Payment of principal of $3,200,000 was due at the earlier to occur of the receipt of financing from a third party lender sufficient to refinance such portion of the note or December 31, 1998. The full amount of principal and accrued interest on this note was paid in October 1998 utilizing proceeds from the sale of SportsWave (See Note 10), funds borrowed under a credit agreement with S&T Bank (see Note 15), and operating funds of the Company.

     The secured promissory note for $2.0 bears interest at 6% per annum payable on the first business day of each calendar quarter. The principal balance of the note matures August 13, 2000. The $2.0 million secured promissory note will be convertible into shares of the Company's common stock if not repaid on or before maturity. If not repaid, the note will convert into the number of shares of common stock equal to (a)the amount obtained by dividing the outstanding indebtedness by $4.406, or (b) at the holder's option, the amount obtained by dividing the outstanding indebtedness by the average of the bid and asked prices of the Company's common stock for the thirty days preceding maturity, subject to a $2.00 minimum per share price. On December 31, 1998, the holders of a majority of the Company's common stock approved the issuance of common stock upon conversion of the note payable.

     The agreement for purchase of Allin Consulting-Pennsylvania provided for contingent payments of up to $1.2 million in cash and $400,000 in the Company's common stock. The amount of the contingent payments was to be determined on the basis of Allin Consulting-Pennsylvania's Adjusted Operating Profit (as defined in the Stock Purchase Agreement for the acquisition) for the period beginning January 1, 1998 and ending December 31, 1998. The former Allin Consulting-Pennsylvania shareholders were entitled to receive aggregate contingent payments equal to $4.67 for each dollar by which Adjusted Operating Profit exceeded $1,671,681, subject to maximum contingent payments of $1,600,000. Any contingent payments due were to be made 75% in cash and 25% in the Company's common stock. The Company has calculated Adjusted Operating Profit of approximately $1,179,000 for 1998 so no contingent payments are due to the selling shareholders.

     Pro forma results of operations for the acquisition of Allin Consulting-Pennsylvania are based on the historical financial statements of the Company and Allin Consulting-Pennsylvania, adjusted to give effect to the acquisition of Allin Consulting-Pennsylvania. The pro forma results of operations assume that the acquisition of Allin Consulting-Pennsylvania occurred as of January 1, 1997. Pro forma information is as follows:

                                                           Year Ended December     Year Ended December
(Dollars in thousands, except per share data)                    31, 1997                31, 1998
                                                        -----------------------------------------------
  Revenue                                                              $ 22,439                 $23,567
  Loss from continuing operations                                       (10,962)                 (7,792)
  Net loss                                                              (10,055)                 (6,134)
  Net loss attributable to common shareholders                          (10,452)                 (7,014)
  Net loss per common share--basic and diluted                         $  (1.75)                $ (1.18)

                        ALLIN CORPORATION & SUBSIDIARIES

     The pro forma information presented above reflects the assumed effects of certain pro forma adjustments, including assumed additional amortization expense on intangible assets recorded in connection with the acquisition, assumed adjustments to interest income for foregone investment income on cash balances assumed to have been utilized in connection with the acquisition, assumed adjustments to interest expense for notes payable related to the acquisitions, credit line financing, and assumed repayment of Allin Consulting-Pennsylvania debt balances. The pro forma information also assumes adjustment for dividends on Series B Redeemable Preferred Stock as if the preferred stock had been issued as of January 1, 1997.

     The pro forma financial information does not purport to present what the Company's results of operations would have been if the acquisition of Allin Consulting-Pennsylvania had occurred on the assumed date, as specified above, or to project the Company's financial condition or results of operations for any future period.

MEGAbase

     On November 20, 1998, the Company acquired all of the issued and outstanding stock of MEGAbase. The MEGAbase operations were merged into Allin Consulting-California following acquisition. The Company anticipates that the customers and employees acquired with the MEGAbase transaction will comprise the core of Allin Consulting-California's post-acquisition software development practice. The agreement for the purchase of MEGAbase provides for payment of up to $840,000 by the Company, including $40,000 at closing and potential contingent payments of up to $800,000. Closing payment terms included a cash payment of $12,000 and the issuance of 6,568 shares of the Company's common stock, based on a rate of $4.263 per share as specified in the acquisition agreement. MEGAbase had outstanding notes due to a bank and two individuals in the aggregate amount of approximately $73,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition.

     The acquisition of MEGAbase has been accounted for using the purchase method. The acquisition price has been allocated among the net assets of the acquired entity and goodwill. Estimated remaining economic life for goodwill is thirty years.

     The agreement for purchase of MEGAbase provides for contingent payments of up to $800,000. The amount of the contingent payments is to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeds $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's Common Stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or (c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. The contingent payment date shall be no later than March 31, 2000, unless the Company selects (c) above, under which 50% of the principal due shall be payable no later than March 31, 2000 and 50% due one year later. The Company has determined any contingent payments due will be recorded as additional cost of the acquired enterprise.

Allin Consulting-California

     Kent Consulting Group, Inc. was acquired under an agreement closed coincident with the Company's initial public offering on November 6, 1996.
Under the agreement, Kent Consulting Group, Inc. was merged into a wholly owned subsidiary of the Company, Kent Acquisition Corporation, which was the surviving entity and changed its name to Kent Consulting Group, Inc. The surviving entity subsequently carried forth the business operations of the acquired entity. In 1998, the surviving entity changed its name to Allin Corporation of California ("Allin Consulting-California"). In the following paragraphs, the term Allin Consulting-California refers to both the acquired and surviving legal entities, as is appropriate for the context.

                        ALLIN CORPORATION & SUBSIDIARIES

     The consideration included $2.0 million in cash and $3.2 million in the Company's common stock, valued at the initial public offering price of $15 per share. The agreement also provided for contingent payments up to $2.8 million based upon future operating income. The acquisition was accounted for using the purchase method. The acquisition price was been allocated to an employment agreement, assembled work force, customer list, tradename, goodwill and other net assets of Allin Consulting-California.

     In November 1998, the Company and the former sole shareholder of Allin Consulting-California, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California. The acquisition of Allin Consulting-California in November 1996 included terms for a contingent payment of up to $2,800,000 based on Allin Consulting-California's average annual operating income (as defined in the agreement) for the three years 1997, 1998, and 1999. Under the amendment, the amount of the payment due (which is no longer contingent) has been fixed at $2,000,000. The amended note provides for principal payments of $1,000,000 plus any accrued interest due on April 15, 2000 and October 15, 2000. The amendment, however, provides that the Company may defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. Accrued interest is payable quarterly beginning on April 15, 2000.

     The contingent payments to be made under the amended promissory note were recorded as additional cost of the acquired enterprise. The Company recorded a liability for these payments in November 1998. The fixing of the contingent payment amount and the recording of interest payable for the period from acquisition to amendment resulted in additional goodwill being recorded by Allin Consulting-California, which will be amortized over the remaining estimated life for goodwill of five years.

Allin Network

     The Company acquired all of the issued and outstanding shares of Allin Network, as of the initial public offering date, November 6, 1996, for a nominal price of $1. Allin Network had previously been owned by the same individual as Allin Consulting-California.

10.  Sale of SportsWave

     On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave to Lighthouse Holdings, Inc. ("Lighthouse"). The SportsWave Stock Purchase Agreement provided for the payment by Lighthouse to the Company of $3,443,512, subject to a final unearned revenue adjustment. The sale proceeds are based on a purchase price of $3,500,000, less an estimated unearned revenue adjustment of $56,488 related to certain sports marketing programs completed subsequent to the sale of SportsWave. Sale proceeds included $2,943,512 in cash upon closing of the sale and a promissory note in the principal amount of $500,000 which bore interest at the rate of 8.5% per annum.

     The Company and Lighthouse subsequently agreed to a reduction in the amount of the promissory note of $37,000, primarily to reflect the final unearned revenue adjustment. Payment of the adjusted principal amount of the promissory note and accrued interest was received from Lighthouse in January 1999.

     The Company acquired all of the issued and outstanding shares of capital stock of SportsWave on November 6, 1996. The acquisition was accounted for using the purchase method. In addition to a cash payment at the time of acquisition of $2,400,000, the agreement for the Company's acquisition of SportsWave included provisions for contingent earn-out payments up to a maximum of an additional $2,400,000 based on SportsWave operating income, as defined in the purchase agreement, for 1997, 1998 and 1999. In order to facilitate the sale of SportsWave to Lighthouse, the Company and the former shareholders of SportsWave agreed to a settlement of any contingent liability related to the earn-out provisions of the original stock purchase agreement. On October 6, 1998, the Company made aggregate payments of $600,000 to the former SportsWave shareholders in full settlement of any

                        ALLIN CORPORATION & SUBSIDIARIES
claims to interim or final earn-out payments that may have been due in the future. The amount of the contingent payment was added to the Company's investment balance in SportsWave in calculating gain on disposal.

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

     The Company recognized a gain on disposal of SportsWave of approximately $1,437,000 in the period ended December 31, 1998. The gain is also presented after net loss from continuing operations.

11.  Impairment of Long-Lived Assets

     Allin Interactive maintained an inventory of equipment removed from three Royal Caribbean Cruise Line ("RCCL") ship interactive television systems which had ceased operations during the second quarter of 1998, equipment from the Cunard Line Ltd. ("Cunard") ship Queen Elizabeth 2 system which had terminated operations in December 1997 and a system for the Norwegian Cruise Line ("NCL") ship Norway which had not been completed. From the time the equipment became available for reuse, Allin Interactive sought alternative productive use of the equipment, which included substantive discussions with several cruise lines concerning installation of systems. During August 1998, the last of these substantive discussions was terminated by Carnival Cruise Lines ("Carnival") at the time it was announced that Carnival had contracted with a competitor for installation of an interactive television system aboard a Carnival ship. Discussions with Carnival at the time of these events also caused Allin Interactive's management to regard continued long-term operation of the interactive systems aboard two Carnival vessels to be in jeopardy. Under the terms of the Company's agreement with Carnival, discontinuation of management fees and/or termination of services may be made upon thirty days' notice.
During August 1998, Allin Interactive also was informed by NCL that it wished to discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998, in accordance with the terms of its agreement. Operation of the Norwegian Dream system will be terminated and the equipment removed in April, 1999. Allin Interactive will receive a reduced interim management fee from January to April 1999. The Company determined that the events described represented facts and circumstances indicating that the carrying value of these assets may not be recoverable because of the lack of short-term prospect of reuse for the equipment maintained as inventory and because of a substantive prospect of termination of operations or lack of adequate cash flow due to the discontinuation of management fees for the operating systems. The Company determined estimated salvage values for all of the equipment and estimated undiscounted cash flows for the operating systems and determined that the assets were impaired. The Company recorded a loss of $2,765,000 during August 1998 to write-down the assets to estimated fair values.

     The Company reorganized its digital photography operations in early 1998. While the Company continues to own the proprietary digital imaging systems that have been developed, their usage was less closely related to the systems integration services offered beginning in early 1998 as the primary product in the digital photography market. The underlying hardware configuration utilized by the Company's customers in Allin Digital's early operations under the new strategy was different than that originally used in developing the Company's proprietary digital imaging technology. Adaptations to the proprietary system were necessary for it to be effectively utilized with the new hardware configurations. The Company did not immediately pursue the additional development necessary for effective immediate utilization of the proprietary digital photography system in connection with its systems integration services because the Company wished to evaluate results under the new strategy prior to making additional capital commitments. The Company therefore believed that the change in business strategy during the first quarter of 1998 was an event which impaired the net realizable value of the proprietary digital photography system. Because use of the proprietary system in connection with systems integration services required additional development which the Company did not plan to pursue at that time, and due to the uncertainty of results of the new business strategy at that time, the Company believed the net realizable value of the system to be $-0- due to the impact of the events described above.
Consequently, the Company recorded a writedown of approximately

                        ALLIN CORPORATION & SUBSIDIARIES

$241,000, as of December 31, 1997, to reduce the net unamortized software development costs related to its digital photography system to $-0-. The loss was recognized as of December 31, 1997 because it represented significant new information regarding the realizability of assets between fiscal year-end and the release of financial statements. If the Company had not recorded the writeoff as of December 31, 1997, it would have been required to record a reserve on the assets, which would have resulted in a similar income statement effect.

     A note receivable from the former President of the Company in the amount of $130,000 and interest receivable of approximately $10,000 was forgiven during the first quarter of 1998 in connection with a severance agreement with that individual. Impairment of these assets was reflected as of December 31, 1997 because it represented significant new information regarding the realizability of assets between fiscal year-end and the release of financial statements.

12.  Software Development Costs

     Software development costs capitalized were approximately $216,000, $48,000, and $21,000 during the years ended December 31, 1996, 1997, and 1998, respectively, relating primarily to the Company's interactive television system. Amortization expense related to these and previously capitalized costs was approximately $311,000, $410,000, and $196,000 during the years ended December 31, 1996, 1997, and 1998, respectively. See Note 11 for additional information related to the Company's digital imaging system.

     Research and development expense was approximately $949,000, $212,000, and $152,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

13.  Intangible and Other Assets

     Intangible and other assets consist of the following:

                           (Dollars in thousands)                                     December 31,
                                                                               --------------------------
                                                                                   1997          1998
                                                                               ------------  ------------
    Organizational and start-up costs, net of accumulated amortization of
    $35 and $45  (amortized over five years).................................            15             5
    Employment agreement, net of accumulated amortization of  $1,563
    and $2,680...............................................................         1,116           ---


    Major League Alumni Marketing Agreement, net of accumulated
    amortization of  $7 and $-0-.............................................           118           ---

    Assembled work force of acquired entities, net of accumulated
    amortization of $19 and $49..............................................            94           296

    Customer lists of acquired entities, net of accumulated amortization of
    $46 and $118.............................................................           149         2,231

    Tradenames of acquired entities, net of accumulated amortization of
    $7 and $-0-..............................................................           249           ---


    Goodwill, net of accumulated amortization of $372 and $722...                     3,031        14,039
    Long-term portion of prepaid expenses....................................           139           ---
    Debt acquisition cost, net of accumulated amortization of  $-0-
    and $13 (amortized over one year)..........................................         ---            41


    Minority interest in non-consolidated corporation........................           ---            72
    Other assets, net of accumulated amortization of $1 and $2......                      5             4
                                                                                     ------       -------
                                                                                     $4,916       $16,688
                                                                                     ======       =======

                        ALLIN CORPORATION & SUBSIDIARIES

     Long-term portion of prepaid expenses represents the costs associated with long-term portion of deferred revenues. The unamortized value of the tradename was written off in 1998 due the change in name of Allin Consulting-California. See Note 14 for additional information regarding the minority interest in a non-consolidated corporation.

14.  Minority Interest in Non-Consolidated Corporation

     Allin Digital has an ownership interest of approximately 10.8% in PhotoWave, Inc., formerly named Rhino Communications Corporation ("RCC"). The initial investment was made in March 1998 through the contribution of certain assets previously used in its digital photography business and the rights to the name PhotoWave. An initial value of $100,000 was recorded for the investment, based on Allin Digital's initial stock ownership percentage of 20% in comparison to the initial cash capitalization of RCC for the remaining equity. The book value of the assets contributed approximated the value placed on the investment. Allin Digital's ownership percentage has been reduced as a result of additional capital contributions by third parties.

     The Company recognized a loss of $28,000 during the period ended December 31, 1998 for its equity basis interest in the results of operations of PhotoWave, Inc., which is presented as a minority interest loss in the Company's Consolidated Statements of Operations. Equity basis losses will reduce the carrying value of the Company's investment. The investment balance of $72,000 is included with Other Assets on the Company's Consolidated Balance Sheets.

15.  Line of Credit and Notes Payable:

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank has agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 1998, maximum borrowing availability was approximately $1,663,000. The expiration date of the S&T Loan Agreement is September 30, 1999.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes, and to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of Allin Consulting-Pennsylvania. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition-related debt. The Company has from time to time borrowed and subsequently repaid amounts under the revolving credit loan. As of December 31, 1998, the balance outstanding on the line of credit was $1,483,000.

     Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. Since the initial borrowing under the credit facility on October 2, 1998, the applicable interest rate has varied from a high of 9.25% to a low of 8.75%. The applicable rate as of December 31, 1998 was 8.75%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. Interest expense of approximately $24,000 related to the line of credit borrowings was recorded during the period ended December 31, 1998. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The Company is in compliance with all covenants under the S&T Loan Agreement.

                        ALLIN CORPORATION & SUBSIDIARIES

     The Company has a balance due on a line of credit with Wells Fargo Bank of approximately $23,000 as of December 31, 1998. This credit facility was originally obtained by MEGAbase to finance equipment purchases. The outstanding balance was assumed by the Company upon acquisition of MEGAbase. Outstanding borrowings under the line of credit bear interest ranging from 9.50% to 9.85% and mature in May 2003.

     Non-current portion of notes payable on the Consolidated Balance Sheet as of December 31, 1998 includes two notes payable of $2,000,000 each related to the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California. See Note 9 Acquisitions for additional information on these notes.

     Allin Consulting-Pennsylvania acquired certain office equipment under a capital lease. As of December 31, 1998, current and non-current principal obligations under the lease are approximately $2,000 and $4,000, respectively. Principal payments due under the capital lease are reflected as current and non-current portions of notes payable on the Consolidated Balance Sheet. The lease matures in October 2001.

     Allin Network had a note payable to a shareholder of the Company. Balances outstanding on the note were approximately $27,000 and $-0- at December 31, 1997 and 1998, respectively.

16.   Liability for Employee Termination Benefits

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

     A reorganization charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom have ceased employment with the Company. As of December 31, 1998, approximately $463,000 of the amount accrued under the February 4, 1998 charge had been paid. The remaining balance, approximately $28,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed in January 1999.

     An accrual of approximately $298,000 was recorded as of June 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. During the quarterly period ended March 31, 1998, additional expense of approximately $15,000 was recorded to adjust the severance accrual previously recorded. Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during these periods. The plan included eleven proposed employee terminations. Included in the plan were financial and marketing executive positions, marketing and administrative staff positions, operational management, staff, and sales positions associated with digital photography operations, and clerical support staff positions. All of the positions included in the plan were eliminated. As of December 31, 1997, approximately $172,000 of the amount accrued under the June 30, 1997 plan had been paid. The balance remaining, approximately $126,000 was included in accrued compensation and payroll taxes on the Consolidated Balance Sheet as of December 31, 1997. As of December 31, 1998, all of the amount accrued under the June 30, 1997 plan had been paid.

     An accrual of approximately $31,000 was recorded as of September 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations as of that date. The plan included four proposed employee terminations. Included in the plan were technical support positions associated

                        ALLIN CORPORATION & SUBSIDIARIES
with digital photography and shipboard ITV operations, and administrative support staff positions. All of the four positions included in the plan were eliminated. As of December 31, 1997, all of the amount accrued under the September 30, 1997 plan had been paid.

17.  Lease Commitments

     The Company leases office space and equipment under operating leases that expire at various times through 2002. Minimum future annual rental commitments for all non-cancellable operating leases as of December 31, 1998 are as follows:

Minimum Future Lease Payments

1999                                                      $  524,000
2000                                                         510,000
2001                                                         306,000
2002                                                          23,000
                                                 -------------------

Total                                                     $1,363,000
                                                 ===================

18.   License and Royalty Agreements:

License Agreements

     Allin Interactive has an agreement with a vendor that provides for a software license fee of $25,000 per interactive television installation and includes specified prices for various hardware components. This agreement expires in October 1999, and payments for license fees under this arrangement were $75,000, $125,000 and $-0- for the periods ended December 31, 1996, 1997 and 1998, respectively. These fees were included with on-board equipment upon installation of the interactive systems. Allin Interactive does not anticipate any further usage of software licenses under this agreement.

Royalty Agreements

     Allin Interactive's contracts with certain cruise lines provide for specified royalty payments based upon adjusted gross revenue, as defined in the respective agreements. These royalty payments are adjusted upon reaching specified milestones for cumulative revenue generated by the interactive systems installations. Royalty expenses of approximately $16,000, $42,000, and $55,000 are included with selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1997, and 1998, respectively.


19.    Termination of Interactive Television Contracts

     During March 1998, Allin Interactive and RCCL mutually agreed on termination of their contract for provision by the Company of interactive television services aboard three cruise ships. Operations on these ships ceased during May and June 1998. Allin Interactive has lost transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to these ships subsequent to cessation of operations.

     During August 1998, Allin Interactive received notice from NCL that it intended to discontinue management fees subsequent to December 31, 1998 in accordance with the terms of their agreement. Operation of the interactive television system aboard the Norwegian Dream is scheduled to cease in April 1999. NCL subsequently agreed to a significantly reduced management fee for the interim period from January 1, 1999 until

                        ALLIN CORPORATION & SUBSIDIARIES
cessation of operations. Allin Interactive will lose transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to this ship subsequent to cessation of operations.

     Revenue and gross profit derived from interactive television and systems integration services for RCCL and NCL were:

                                      Royal Caribbean Cruise Lines    Norwegian Cruise Line
                                      ------------------------------------------------------------
                                       Year Ended      Year Ended      Year Ended      Year Ended
                                      December 31,    December 31,    December 31,    December 31,
        (Dollars in thousands)            1997            1998            1997            1998
                                      ------------------------------------------------------------
Shipboard Transactional Revenue &
 Management Fees                      $   322         $ 356           $ 170           $ 175

Gross Profit                              268           322             122             154

Systems Integration Revenue           $   663         $  50           $   9           $  44
Gross Profit (Loss)                      (405)           21               1               7

% of Consolidated Revenue                10.3%          2.7%            1.2%            1.4%
% of Consolidated Gross Profit           (3.8)%         5.3%            3.4%            2.5%


20.  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. As discussed in Note 2, Allin Interactive elected Subchapter S corporation status for income tax purposes prior to July 23, 1996. Accordingly, the income of Allin Interactive was reported on the individual income tax returns of its shareholders prior to this date. The financial statements, therefore, do not include a provision for income taxes prior to the change in status.

     The components of the deferred tax assets and liabilities, as of December 31, 1997 and 1998, are as follows:

          Assets (liabilities)                December 31, 1997         December 31, 1998
                                           ------------------------  ------------------------
         (Dollars in thousands)
Net operating loss carryforward                            $ 5,127                   $ 7,553
Deferred revenue                                               217                       ---
Intangible asset differences                                   490                       872
Restricted stock grant                                          58                       108
Fixed assets                                                    32                      (460)
Research and development                                       ---                      (234)
Miscellaneous reserves                                         260                        65

Valuation allowance                                         (6,184)                   (7,904)
                                         ---------------------------------------------------

Net deferred income taxes                  $                  ---    $                  ---
                                         ===================================================

                        ALLIN CORPORATION & SUBSIDIARIES

     As of December 31, 1997, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $13,600,000 and $8,600,000, respectively, which are scheduled to expire at various times from 1999 through 2012. As of December 31, 1998, the Company had available for federal and state income tax purposes, net operating loss carry forwards of approximately $19,600,000 and $14,800,000 which are scheduled to expire at various times from 2000 through 2013.

     The realization of the above tax benefits depends on the Company's ability to generate future taxable income. The Company has established valuation allowances as of December 31, 1997 and 1998 to offset these deferred tax benefits.

     The fiscal 1996 and 1997 income tax provisions of approximately $22,000 and $45,000, respectively, consist of currently payable state income taxes of certain subsidiaries. No income tax provision was recorded in fiscal 1998.

21.  Related Party Transactions:

Shareholder Notes Payable

     The acquisition of Allin Consulting-Pennsylvania in August 1998 included two promissory notes issued by the Company in the amounts of $6.2 and $2.0 million, respectively, to a former shareholder of Allin Consulting-Pennsylvania who is currently a shareholder and director of the Company. The secured promissory note for $6.2 million bore interest at 5% per annum and was paid in full in October 1998. The secured promissory note for $2.0 million bears interest at 6% per annum and matures August 13, 2000. The $2.0 million secured promissory note will be convertible into shares of the Company's common stock if not repaid on or before maturity. See Note 9 for additional information concerning these notes. The Company recorded interest expense of approximately $89,000 and made interest payments of approximately $59,000 during 1998 related to these notes.

     In November 1998, the Company and the former sole shareholder of Allin Consulting-California, who is currently a shareholder and formerly President of the Company, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California. Under the amendment, the amount of the payment due has been fixed at $2,000,000. The amended note provides for principal payments of $1,000,000 plus any accrued interest due on April 15, 2000 and October 15, 2000. The Company may, however, defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. During 1998, the Company recorded $280,000 as additional purchase consideration for the interest due from acquisition to amendment of the note. Approximately $21,000 of interest expense was also accrued related to this note in 1998. Accrued interest is payable quarterly beginning on April 15, 2000. See Note 9 for additional information concerning this note.

     Allin Interactive recorded several notes payable due to certain shareholders in 1994 and 1995, each with an original three-year maturity. These notes bore interest at 15%, payable at maturity, and had scheduled original maturity at various dates from July 1997 through December 1998. Repayment of a portion of the notes of approximately $3.6 million was made in connection with Allin Interactive's initial draw on a line of credit entered into on May 31,
1996.   Borrowings under this line of credit were guaranteed by certain shareholders for which they have received a guarantee fee equal to the difference between the 15% accrued under the shareholder notes payable and the rate accrued on borrowings under this line of credit.

     During August 1996, notes due to two shareholders, one of whom is a director of the Company, in the aggregate amount of $1.5 million were converted to Series A Convertible Redeemable Preferred Stock. See Note 4.

     Shareholder notes payable in the aggregate amount of $3.0 million were converted into 244,066 shares of Common Stock, effective in November 1996 upon the closing of the Company's initial public offering.

                        ALLIN CORPORATION & SUBSIDIARIES

     Allin Network had a note payable due to a shareholder and former President of the Company of approximately $64,000, $27,000 and $-0- at December 31, 1996, 1997 and 1998, respectively.

Loan to Director and Officer

     During 1997, the Company made a $130,000 loan to a director and officer of the Company. This loan, including approximately $10,000 of unpaid interest, was forgiven in connection with the resignation of this director and officer. The write-off of this loan balance was recorded as of December 31, 1997. See Note 11.

Notes Receivable from Employees

     At December 31, 1997 and 1998, respectively, the Company had two long term notes due from employees. Outstanding balances on these notes were approximately $45,000 and $35,000 at December 31, 1997 and 1998, respectively. Both notes bear interest at fixed rates of 7%.

Services and Products Sold to Related Parties

     During 1997 and 1998, Allin Consulting-California provided computer network consulting services to three entities in which certain shareholders, directors and an officer of the Company own interests. Fees charged were approximately $34,000 and $22,000 in 1997 and 1998, respectively.

     During 1997 and 1998, Allin Network sold computer hardware and components to two entities in which certain shareholders, directors and an officer of the Company own interests. Revenue from these sales was approximately $23,000 and $30,000 in 1997 and 1998, respectively.

Management Services and Lease Arrangements

     Certain shareholders, directors, former officers and an officer of the Company own interests in three separate entities that performed installation, marketing, consulting and administrative services and made purchases for the Company and its subsidiaries. Fees related to these services and reimbursements for expenditures incurred on behalf of the Company and its subsidiaries were approximately as follows:

           Period Ended                 Fees      Reimbursements
----------------------------------  ------------  ---------------
December 31, 1996                       $232,000         $419,000
December 31, 1997                            ---          123,000
December 31, 1998                            ---              ---

     During 1996, the Company hired a management team that reduced its need for the services provided by these entities. Accordingly, the fees and reimbursements paid under these arrangements have declined. Management agreements with two of the entities were terminated in July 1996. The third management agreement was converted into a lease agreement effective August 1, 1996. The lease agreement included the rental of office space and certain administrative services to be provided to Allin Interactive. This agreement provided for monthly fees of $3,700 and was terminable by either party upon 30 days notification. Rental expense under this agreement was approximately $15,000 in 1996 and $3,700 in 1997. The agreement was terminated effective January 31, 1997.

     The Company leases office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $78,000, $258,000 and $295,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The initial office lease expired on December 31, 1996. A new lease was negotiated effective as of February 1, 1997 with a term of five years to expire on January 31, 2002. In late 1997, an agreement was reached among the Company, the lessor and a third party for sublet of a portion of the office space, terminating any liability of the Company for the sublet space for the term of the lease. The Company

                        ALLIN CORPORATION & SUBSIDIARIES
assumed responsibility for design and build-out costs associated with the sublet agreement, which approximated $61,000 and were recorded in 1997. This amount includes approximately $13,000 in fees for an entity in which certain shareholders of the Company have an interest. The Company, the lessor and the same third party agreed on sublet of an additional portion of the office space in 1998 under similar terms. The Company also assumed responsibility for design and build-out costs associated with the second sublet agreement, which approximated $52,000 and were recorded in 1998. This amount includes approximately $13,000 in fees for an entity in which certain shareholders of the Company have an interest. As of December 31, 1998, minimum lease commitments under the lease were approximately $843,000.

     The Company provided office space on a month to month basis during 1997 and 1998 to an entity in which a director has an interest. Rental charges were approximately $1,000 and $2,000 during 1997 and 1998.

     Allin Digital sublet office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $12,000 and $12,000 during the years ended December 31, 1996 and 1997, respectively. The term of the sublet arrangement was on a month by month basis and was terminated in March 1997.

     Allin Consulting-California leases office space from a shareholder and former President of the Company. Rental expense under this agreement was approximately $11,000 for the period of 1996 subsequent to acquisition. Rental expense was approximately $65,000 for each of the years ended December 31, 1997 and 1998. The lease is on a month to month basis.

     SportsWave received consulting and administrative services under an arrangement with an entity in which certain of the Company's shareholders, directors and an officer maintain ownership interests. Fees related to these services totaled $10,000 during the period of 1996 subsequent to acquisition of SportsWave. This arrangement was terminated in December 1996.

     SportsWave leased office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $13,000 during the period from acquisition to December 31, 1996 and approximately $35,000 during 1997. The office lease expired on June 30, 1997.

Professional Services

     A shareholder of the Company is a member in an entity that performs legal services for the Company and its subsidiaries. Fees for these services were approximately $749,000, $113,000 and $203,000 for the periods ended December 31, 1996, 1997, and 1998, respectively.

Other Services

     Certain shareholders, directors and an officer of the Company have an equity interest in an entity which performs services for the Company and its subsidiaries related to visual media. Charges for these services were approximately $147,000, $61,000 and $13,000 for the periods ended December 31, 1996, 1997 and 1998, respectively.

     Another entity in which a director and former officers of the Company have an equity interest performed commercial printing services for the Company and its subsidiaries. Charges for these services were approximately $143,000, $51,000 and $8,000 for the periods ended December 31, 1996, 1997 and 1998, respectively.

     Additional services including consulting, maintenance, and data storage services were received from entities in which certain shareholders of the Company have an equity interest. Charges for these services were approximately $22,000 for the year ended December 31, 1997. Data storage services of approximately $3,000 were also received from one of these entities in 1998.

                        ALLIN CORPORATION & SUBSIDIARIES

Equipment Purchase

     During the year ended December 31, 1997, Allin Interactive purchased $49,000 of video production and broadcast equipment from an entity in which a director and former officers of the Company have an equity interest.

Sale of SportsWave

     In order to facilitate the sale of SportsWave in September 1998, the Company and the former shareholders of SportsWave agreed to a settlement of any contingent liability related to the earn-out provisions of the original stock purchase agreement for the Company's acquisition of SportsWave in 1996. The former shareholders of SportsWave include a director, an officer and two shareholders of the Company, who in October 1998, received payments of $30,000, $12,000, $318,000 and $198,000, respectively, related to this liability settlement.

22.  Subsequent Events:

(a.) Changes in Executive Management

     The employment contract for the Company's former President was terminated during January 1999. Consequently, the Company will record an accrual for employee termination benefits of approximately $208,000 during the first quarter of 1999. It is expected that a majority of this balance will be paid during 1999 and the remainder during the first quarter of 2000.

(b.) Issuance of Options for Common Stock

     During the first quarter of 1999, the Company awarded options to purchase 340,998 common shares under the 1998 Plan.

23.  Industry Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance.

Basis for Determining Segments

     The Company has determined segments to be reported based on the types of services and products offered. This is consistent with management's method of evaluating the financial performance of segments and with the Company's operational organization into two business units, Allin Consulting and Allin Systems.

     Allin Consulting provides technology consulting, software design and network integration services. Allin Consulting's operations and management's evaluations are primarily oriented around practices meeting customer needs for infrastructure, business operations, and electronic business technology services. The Allin Consulting business unit consists of the operations of Allin Consulting-California and Allin Consulting-Pennsylvania. The reportable segments reflect aggregated Allin Consulting business unit activity due to the similarity in nature of products and services, production processes, types of customers and distribution methods for services of the business unit's underlying operating entities. Segments related to Allin Consulting's operations include Infrastructure, Business Operations, Electronic Business and Other, for all technology consulting and related activity not included in the three identified practices.

                        ALLIN CORPORATION & SUBSIDIARIES

     Allin Systems provides specialized systems integration, consulting and other services related to interactive television and digital photography applications. Allin Systems includes the operations of Allin Interactive, Allin Digital and Allin Network. Allin Interactive currently focuses on interactive television systems integration and consulting services. Allin Interactive continues to operate interactive television systems installed on cruise ships between 1995 and 1997 on an owner-operator model from which it derives transactional revenue and management fees. Allin Digital provides system integration services and ancillary product sales related to digital photography systems for professional photography businesses. Allin Network sells computer hardware and software and network equipment. Segments related to Allin Systems' operations include Interactive Television Systems Integration & Consulting, Interactive Television Transactional Revenue & Management Fees, Digital Imaging Systems Integration & Ancillary Products and Computer Hardware and Software Sales.

     The Company also conducted a sports marketing business from 1996 until the sale of its subsidiary SportsWave in September 1998. Results of SportsWave operations are reflected as discontinued operations on the Company's Consolidated Statements of Operations and accordingly, sports marketing is not included in segment revenue or gross profit information. Sports Marketing is included as a segment for asset information as of December 31, 1996 and 1997.

Measurement Method

     The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Income and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

     Revenue from external customers during 1997 includes one unusual item. Interactive television systems integration revenue included approximately $1.2 million related to a project for retrofit of the ship broadcast center aboard the Cunard ship Queen Elizabeth 2. The Company no longer offers services for retrofit of broadcast centers and this was the only significant project of this type undertaken by the Company. Information on revenue derived from external customers is as follows:

(Dollars in thousands)                                                 Revenue from External Customers
Periods ended December 31                                           1996             1997            1998
                                                             --------------------------------------------------
Technology Consulting:
    Infrastructure                                                      $  332          $3,182          $ 4,198
    Business Operations                                                     90             474            6,156
    Electronic Business                                                      3              15              131
    Other                                                                  ---             ---               30
                                                             --------------------------------------------------
Total Allin Consulting                                                  $  425          $3,671          $10,515

Interactive Television:
    Systems Integration & Consulting                                    $  195          $3,696          $   349
    Transactional Revenue & Management Fees                                454           1,903            3,023
Digital Imaging Systems Integration & Ancillary Products                     7             113            1,098
Computer Hardware & Software Sales                                          29             213              306
                                                             --------------------------------------------------
Total Allin Systems                                                     $  685          $5,925          $ 4,776
                                                             --------------------------------------------------


Consolidated Revenue from External Customers                            $1,110          $9,596          $15,291
                                                             ==================================================

                        ALLIN CORPORATION & SUBSIDIARIES

     Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments, as it does with revenue from external customers. Information on revenue derived from services for related entities in other segments is as follows:

(Dollars in thousands)                                                  Revenue from Related Entities
Periods ended December 31                                           1996             1997            1998
                                                             --------------------------------------------------

Technology Consulting                                                    $ 634          $2,401           $  802
Interactive Television Systems Integration & Consulting                    ---             ---                4
Computer Hardware & Software Sales                                         268             309              406
                                                             --------------------------------------------------

Total Revenue from Related Entities in Other Segments                    $ 902          $2,710           $1,212
                                                             ==================================================

Gross Profit

  Gross profit is the segment profitability measure that the Company's management believes is determined in accordance with the measurement principles most consistent with those used in measuring the corresponding amounts in the Company's consolidated financial statements. Revenue and cost of sales for services performed for related entities is eliminated in calculating gross profit. Information on gross profit is as follows:

(Dollars in thousands)                                                             Gross Profit
Periods ended December 31                                            1996             1997              1998
                                                             -----------------------------------------------------
Technology Consulting:
    Infrastructure                                                        $  72           $1,253            $1,671
    Business Operations                                                      20              187             1,849
    Electronic Business                                                       1                6                57
    Other                                                                   ---              ---                (2)
                                                             -----------------------------------------------------
Total Allin Consulting                                                    $  93           $1,446            $3,575

Interactive Television:
    Systems Integration & Consulting                                      $  21           $  584            $   27
    Transactional Revenue & Management Fees                                 336            1,555             2,711
Digital Imaging Systems Integration & Ancillary Products                      7                8               155
Computer Hardware & Software Sales                                            8               15                42
                                                             -----------------------------------------------------
Total Allin Systems                                                       $ 372           $2,162            $2,935
                                                             -----------------------------------------------------

Consolidated Gross Profit                                                 $ 465           $3,608            $6,510
                                                             =====================================================

                        ALLIN CORPORATION & SUBSIDIARIES

Assets

     Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                                           Total Assets
As of December 31                                                   1996             1997            1998
                                                             --------------------------------------------------
Technology Consulting:
    Infrastructure                                                     $ 4,195         $ 4,436          $ 8,285
    Business Operations                                                  1,141             662           12,149
    Electronic Business                                                     32              21              259
    Other                                                                  ---             ---               59
                                                             --------------------------------------------------
Total Allin Consulting                                                 $ 5,368         $ 5,119          $20,752

Interactive Television:
    Systems Integration & Consulting                                   $   351         $ 1,186          $   424
    Transactional Revenue & Management Fees                              8,105           6,001            2,124
Digital Imaging Systems Integration & Ancillary Products                   238             226              602
Computer Hardware & Software Sales                                         163             117               57
                                                             --------------------------------------------------
Total Allin Systems                                                    $ 8,857         $ 7,530          $ 3,207

Sports Marketing                                                         2,793           3,621              ---
Corporate & Other                                                       15,659           5,383            2,353
                                                             --------------------------------------------------

Consolidated Total Assets                                              $32,677         $21,653          $26,312
                                                             ==================================================


     Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands)                                                    Property & Equipment (net)
As of December 31                                                   1996             1997             1998
                                                             ---------------------------------------------------
Technology Consulting:
    Infrastructure                                                      $  219           $  351           $  289
    Business Operations                                                     59               73              424
    Electronic Business                                                    ---               12               11
    Other                                                                  ---              ---              ---
                                                             ---------------------------------------------------
Total Allin Consulting                                                  $  278           $  436           $  724

Interactive Television:
    Systems Integration & Consulting                                    $  351           $  199           $  180
    Transactional Revenue & Management Fees                              6,021            4,943            1,410
Digital Imaging Systems Integration & Ancillary Products                   182              207              175
Computer Hardware & Software Sales                                         ---              ---                3
                                                             ---------------------------------------------------
Total Allin Systems                                                     $6,554           $5,349           $1,768

Sports Marketing                                                            97              104              ---
Corporate & Other                                                           76              742              592
                                                             ---------------------------------------------------

Consolidated Property & Equipment (net)                                 $7,005           $6,631           $3,084
                                                             ===================================================

                        ALLIN CORPORATION & SUBSIDIARIES

     Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands)                                                    Property & Equipment Additions
As of December 31                                                    1996              1997              1998
                                                             -------------------------------------------------------
Technology Consulting:
    Infrastructure                                                       $   24            $  197  $             ---
    Business Operations                                                       3                31                290
    Electronic Business                                                     ---                13                ---
    Other                                                                   ---               ---                ---
                                                             -------------------------------------------------------
Total Allin Consulting                                                   $   27            $  241              $ 290

Interactive Television:
    Systems Integration & Consulting                                     $  393            $   14              $   8
    Transactional Revenue & Management Fees                               5,893             2,023                  3
Digital Imaging Systems Integration & Ancillary Products                    211                52                  3
Computer Hardware & Software Sales                                          ---               ---                  3
                                                             -------------------------------------------------------
Total Allin Systems                                                      $6,497            $2,089              $  17

Sports Marketing                                                            ---                32                ---
Corporate & Other                                                            86               748                 65
                                                             -------------------------------------------------------

Consolidated Property & Equipment Additions                              $6,610            $3,110              $ 372
                                                             =======================================================


Geographic Information

     Domestic revenue is attributed to geographic areas based on the location of services performed or the location from which products are shipped to customers. International revenue is attributable to the location where technology consulting or interactive television systems integration services are performed for all services performed on land or in port for extended periods. For interactive television systems integration, transactional revenue and management fees generated on sailing ships, revenue is attributed to domestic and international ports and at sea based on the proportion of time of the ships' itineraries spent in the various locations and at sea. Information on consolidated revenue attribution to geographic areas is as follows:

                        ALLIN CORPORATION & SUBSIDIARIES

(Dollars in thousands)                                                  Revenue from External Customers
Period ended December 31                                             1996             1997             1998
                                                             ----------------------------------------------------
Domestic Revenue:
    Northeastern United States                                           $   12           $  418          $ 3,626
    Midwestern United States                                                ---               18            1,639
    Southern United States                                                   60              382              897
    Western United States                                                   480            4,010            6,389
                                                             ----------------------------------------------------
Total Domestic Revenue                                                   $  552           $4,828          $12,551

International & At Sea Revenue:
    Caribbean Islands                                                    $   72           $  355          $   440
    Mexico                                                                   49              145              134
    Bermuda                                                                  21              160              141
    Germany                                                                 ---              791              ---
    France                                                                  ---              173              ---
    Finland                                                                 ---              170              ---
    Other International                                                      12              254              131
    At Sea                                                                  404            2,720            1,894
                                                             ----------------------------------------------------
Total International & At Sea Revenue                                     $  558           $4,768          $ 2,740
                                                             ----------------------------------------------------

Consolidated Revenue from External Customers                             $1,110           $9,596          $15,291
                                                             ====================================================


     Long-lived assets are attributed based on physical locations of the property and equipment. Property and equipment is located primarily where the Company maintains offices for its operations, including Pittsburgh, Pennsylvania, Cleveland, Ohio, Oakland and San Jose, California and Ft. Lauderdale, Florida. Shipboard interactive television system equipment owned by the Company is reflected as "At Sea" equipment. The Company does not maintain any foreign offices or facilities and will maintain any of its property and equipment at foreign locations only for the duration of a consulting engagement or systems integration project.

(Dollars in thousands)                                                    Property & Equipment (net)
As of December 31                                                   1996             1997             1998
                                                             ---------------------------------------------------
Domestic Locations:
    California                                                          $  313           $  498           $  575
    Florida                                                                 69              193              375
    Ohio                                                                   227              ---               18
    Pennsylvania                                                           469            1,253              926
                                                             ---------------------------------------------------
Total Domestic Locations                                                $1,078           $1,944           $1,894

At Sea                                                                  $5,927           $4,687           $1,190
                                                             ---------------------------------------------------

Consolidated Property & Equipment (net)                                 $7,005           $6,631           $3,084
                                                             ===================================================

                        ALLIN CORPORATION & SUBSIDIARIES

Information about Major Customers

                                      %
            Revenue  (Dollars   Consolidated
              in thousands)        Revenue                    Segments Included
            ------------------  -------------  -----------------------------------------------
Period Ended December 31, 1996
------------------------------
                           290           26%   Interactive Television: Systems Integration &
                                               Consulting, Transactional Revenue & Management
                                               Fees
                           176           16%   Interactive Television Transactional Revenue &
                                               Management Fees
                           170           15%   Interactive Television Transactional Revenue &
                                               Management Fees
                           127           11%   Technology Consulting: Infrastructure,
                                               Business Operations

Period Ended December 31, 1997
------------------------------
                         2,245           23%   Interactive Television: Systems Integration &
                                               Consulting, Transactional Revenue & Management
                                               Fees
                         1,500           16%   Interactive Television: Systems Integration &
                                               Consulting, Transactional Revenue & Management
                                               Fees
                           985           10%   Interactive Television: Systems Integration &
                                               Consulting, Transactional Revenue & Management
                                               Fees

Period Ended December 31, 1998
------------------------------
                         1,834           12%   Interactive Television: Systems Integration &
                                               Consulting, Transactional Revenue & Management
                                               Fees

                        ALLIN CORPORATION & SUBSIDIARIES

24.  Unaudited Quarterly Financial Information

     The unaudited quarterly financial information presented for the quarterly periods ended June 30, 1998 and prior have been restated from data previously presented in the Company's applicable filings on Form 10-Q to reflect the results of SportsWave operations as discontinued operations. The data for the quarterly period ended September 30, 1998 reflects the data presented in the Company's filing on Form 10-Q for that period. Comparable data is presented for the three month periods ended December 31, 1997 and 1998.

         Dollars in thousands except                          Three Months Ended
               per share data                --------------------------------------------------
                                                                     1997
                                             --------------------------------------------------
                                               March 31    June 30   September 30   December 31
                                             --------------------------------------------------
Revenue                                         $ 3,349    $ 1,390        $ 2,183       $ 2,674
Gross Profit                                      1,153        487            780         1,188
Loss from operations                             (2,652)    (3,360)        (1,884)       (3,013)
Loss from continuing operations                  (2,477)    (3,304)        (1,897)       (2,863)
(Gain) loss from discontinued operations            115       (152)            95           104

Net loss                                        $(2,592)   $(3,152)       $(1,992)      $(2,967)
                                             ==================================================
Net loss applicable to common shares            $(2,656)   $(3,207)       $(2,042)      $(3,030)
                                             ==================================================


Net loss per common share from continuing
 operations                                     $(0.48)    $ (0.64)       $ (0.37)      $ (0.56)

                                             ==================================================
Net loss per common share from discontinued
 operations                                     $(0.02)    $  0.03        $ (0.02)      $(0.02)

                                             ==================================================
Net loss per common share  basic and diluted
                                                $(0.51)    $ (0.62)       $ (0.40)      $ (0.59)
                                             ==================================================

         Dollars in thousands except                          Three Months Ended
               per share data                -------------------------------------------------
                                                                     1998
                                             -------------------------------------------------
                                               March 31   June 30   September 30   December 31
                                             -------------------------------------------------
Revenue                                         $ 2,499   $ 2,529        $ 4,540       $ 5,723
Gross Profit                                      1,362     1,254          1,864         2,030
Loss from operations                             (1,742)   (1,126)        (3,588)         (971)
Loss from continuing operations                  (1,684)   (1,078)        (3,653)       (1,033)
(Gain) loss from discontinued operations             62      (346)        (1,435)           62

Net loss                                        $(1,746)  $  (732)       $(2,218)      $(1,095)
                                             =================================================
Net loss applicable to common shares            $(1,801)  $  (789)       $(2,300)      $(1,680)
                                             ==================================================


Net loss per common share from continuing
 operations                                     $(0.33)   $ (0.21)       $ (0.65)      $ (0.17)

                                             =================================================
Net loss per common share from discontinued
 operations                                     $(0.01)   $  0.07        $  0.26       $ (0.01)

                                             =================================================
Net loss per common share  basic and diluted
                                                $(0.35)   $ (0.15)       $ (0.41)      $ (0.28)
                                             =================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Allin Corporation:

We have audited the accompanying consolidated balance sheets of Allin Corporation (formerly Allin Communications Corporation and a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 19, 1999

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     None.

Part III


Item 10 - Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 12, 1999.

Name                                    Age       Position with the Company
----                                   ---- -------------------------------------
Richard W. Talarico................     43  Chairman of the Board and Chief
                                            Executive Officer
Timothy P. O'Shea..................     35  President
Dean C. Praskach...................     41  Vice President-Finance, Treasurer and
                                            Secretary
Brian K.  Blair(2).................     36  Director
Anthony L. Bucci(1)................     50  Director
William C. Kavan(1)................     48  Director
James S. Kelly,                         48  Director
 Jr.(2)............................
James C. Roddey....................     66  Director

(1)  Member of Compensation Committee.

(2)    Member of Audit Committee.


     Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996. He has served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996. Mr. Talarico has served Allin Interactive in various other capacities, including Vice President of Finance from October 1994 to October 1995, President from October 1995 to June 1996 and Chief Financial Officer, Secretary and Treasurer from October 1994 to June 1996. Mr. Talarico has served as an officer and director of the Company's other subsidiaries since their inception or acquisition by the Company. Since 1991, Mr. Talarico has been a partner in The Hawthorne Group ("THG"), where he has been involved in numerous business ventures and has served in various financial and operating capacities. THG is a private investment and management company which invests through affiliates primarily in media and communications companies.

     Timothy P. O'Shea became President of the Company in January 1999. Prior to joining the Company, Mr. O'Shea was employed by Actium, a modis solutions company providing technology consulting services, from 1991 to 1998. Mr. O'Shea served Actium in various capacities, including Team Director from 1991 to 1992, Regional Manager from 1993 to 1996, and Vice President, Regional Development from 1997 to 1998, where Mr. O'Shea was involved in all aspects of new regional development including the development of regional best practices and standard regional reporting. Mr. O'Shea was instrumental in developing the technology consulting practices of four regional offices including establishing key business partners, developing comprehensive business plans, developing and mentoring of regional teams, transitioning of previous business practices to the Actium advanced technology business model and promoting sales growth.

     Dean C. Praskach has held the positions of Vice President-Finance and Treasurer of the Company since July 1997, was named Secretary of the Company in March 1998 and is its principal financial and accounting officer. Mr. Praskach joined the Company as Director of Financial Planning in November 1996. Mr. Praskach served both the Company and THG in a consulting capacity from February 1995 until joining the Company. From September 1989 through July 1994, he was employed at First Westinghouse Capital Corporation in various positions, where he was involved in equity and mezzanine financing of leveraged acquisitions.
Mr. Praskach has held the positions of Vice President-Finance and Treasurer of all of the Company's subsidiaries since July 1997 or upon acquisition, if later, and was named Secretary of all of the Company's subsidiaries in March 1998 or upon acquisition, if later.

     Brian K. Blair became a director of the Company in July 1996. Mr. Blair also served as Chief Operating Officer and Secretary of the Company from July 1996 until his resignation from these positions in February 1998. Mr. Blair has served as a director of Allin Interactive since October 1994 and as a director of the Company's other subsidiaries since their inception or acquisition by the Company. Mr. Blair also served as Vice President of Administration and Operations of Allin Interactive from October 1994 until June 1996 and as its President from June 1996 until February 1998. Mr. Blair served as a Vice President of certain of the Company's other subsidiaries from their inception or acquisition until February 1998. Since May 1989, Mr. Blair has been President of Blair Haven Entertainment, Inc., doing business as Commercial Downlink, a provider of cable and closed-circuit television services, where he is responsible for the day-to-day activity of such company. Mr. Blair also serves as Secretary and Treasurer of Digital Media Corp., a video production company.

     Anthony L. Bucci became a director of the Company in August 1998. Mr. Bucci is Chairman and Chief Executive Officer of MARC Advertising, Pennsylvania's largest full-service marketing communications company. Mr. Bucci has served MARC Advertising in various capacities since 1970, including as President from September 1988 to February 1997, as Chief Executive Officer since March 1992 and as chairman since February 1997. Mr. Bucci has supervised advertising and marketing for a range of clients, including specialty retailing, financial services, automotive, fashion, fast food, home centers, general merchandise and amusement parks.

     William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994. Mr. Kavan has also served as a director of certain of the Company's other subsidiaries since their inception or acquisition by the Company. Since 1980, Mr. Kavan has been president of Berkely-Arm, Inc. ("Berkely"), the largest provider of revenue-generating passenger insurance programs for the cruise industry. Berkely serves 25 cruise line clients, including Carnival, Costa, Cunard, Epirotiki, NCL, P&O, Princess, Radisson and RCCL.

     James S. Kelly, Jr. became a director of the Company in August 1998. Mr. Kelly founded KCS Computer Services, Inc. ("KCS") in 1985 and served as its President and Chief Executive Officer prior to its acquisition by the Company in August 1998. In connection with the acquisition of KCS, the Company had agreed to appoint Mr. Kelly as a director of the Company upon completion of the acquisition. Mr. Kelly was responsible for setting strategic direction for KCS, oversight of all KCS operations and direction of its finance and administration function. Mr. Kelly has been involved in the information technology field for over 25 years.

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

Item 11 - Executive Compensation


Summary Compensation Table

     The following table sets forth information concerning 1996, 1997 and 1998 compensation of the Chief Executive Officer and the other executive officers of the Company whose 1998 salary exceeded $100,000 (collectively the "Named Executives"). Information with respect to 1996 and 1997 compensation is not given for Mr. Kent as he did not begin service as an executive officer of the Company until 1998. Information with respect to 1996 compensation is not given for Mr. Praskach as he did not begin service as an executive officer of the Company until 1997.

                                                                                        Long Term
                                                     Annual Compensation              Compensation
                                                     -------------------              ------------

                                                                                       Securities
                                                                                   Underlying Options
   Name and Principal Position          Year           Salary ($)                          (#)
   ---------------------------          ----           ----------                  ----------------

Richard W. Talarico                      1998           $164,583                         100,000
   Chief Executive Officer               1997            150,000                             ---
                                         1996             75,000                          21,000

Les D. Kent (1)                          1998           $160,000                          60,000
   President

Dean C. Praskach                         1998           $102,917                          23,500
   Vice President-Finance,               1997             91,217                           9,500
   Treasurer and Secretary

(1) Mr. Kent's employment was terminated by the Company in January 1999. The compensation information provided for Mr. Kent does not include a bonus earned in 1997 but paid in 1998.

Employment Agreements

     During 1998, the Company entered into a new employment agreement with Mr. Talarico, the term of which commenced May 15, 1998 and will continue through May 15, 2001. The annual salary as set forth in the employment agreement is $175,000, subject to annual merit increases. In the event that the Company achieves certain performance criteria, the annual base salary is to be increased to $225,000. Mr. Talarico is eligible to receive a discretionary bonus with any annual bonus program to be established by the Compensation Committee and approved by the Board of Directors. Any bonus awarded shall not exceed Mr. Talarico's annual base salary for 1998 or 1999 and one and one-half times annual base salary for 2000.

     The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

     In June 1998, Mr. Talarico was granted options to purchase 100,000 shares of the Company's common stock in accordance with the terms of the new employment agreement. The exercise price of $4.50 per share was based on market price at date of grant. The employment agreement provides for additional option grants to purchase an additional 100,000 shares of the Company's common stock on each of January 1, 1999 and January 1, 2000, if shares are then available under the Company's Stock Plans. Mr. Talarico was awarded options to purchase 60,000 shares of the Company's common stock on March 1, 1999. The Company's management determined that an award in excess of 60,000 shares would not allow an adequate number of available shares for planned option awards to the Company's senior managers and other employees.

     Options to acquire shares of Common Stock granted to Mr. Talarico pursuant to the agreement under the Company's Stock Plans will vest on the earlier to occur of May 15, 2001 or, if earlier, on the date of termination without cause or a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of June 1, 1998, owns 50% or more of the outstanding Common Stock. The employment agreement also provides that Mr. Talarico will be entitled to receive following termination of employment by the Company without cause or contemporaneously with or within ninety days prior to the occurrence of a change in control of the Company, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the later of the later of the first anniversary of the termination or May 15, 2001.

     The Company entered into an employment agreement with Mr. Praskach, the term of which commenced November 1, 1997 and will continue through October 31, 2000. Mr. Praskach's current annual salary is $125,000. The employment agreement permits annual merit increases to salary. Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors.

     The employment agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

     Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company's stock plans. The employment agreement with Mr. Praskach does not, however, specify any minimum number of options to be awarded during the term of the agreement. Options granted to date to Mr. Praskach will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award.

     Pursuant to the employment agreement, the options to acquire shares of Common Stock granted to Mr. Praskach under the Company's 1996 and 1997 Stock Plans will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of November 1, 1997, owns 40% or more of the outstanding Common Stock. The employment agreement also provides that Mr. Praskach will be entitled to receive for up to one year following termination of employment by the Company without cause or contemporaneously with the occurrence of a change in control of the Company, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment.

Termination of Services Under Employment Agreement

     The Company elected to terminate the services of Les D. Kent, its former President, on January 12, 1999. Under the terms of the Company's employment agreement with Mr. Kent, which became effective as of August 15, 1998, severance payments of $200,000 will be made in equal monthly installments of $16,667 over a one year period ending in January 2000. In 1998, Mr. Kent received options to purchase 60,000 shares of the Company's common stock under the terms of the Company's 1996 Stock Plan. Such award was made with an exercise price in excess of market price as of the date of the option grant. The options awarded were to have vested at a rate of 20% on each of the first five anniversaries of the effective date of the employment agreement or on December 31, 2001 if the employment agreement was not renewed. However, under the terms of the employment agreement, the options vested immediately upon termination.

     The employment agreement contains restrictive covenants which prohibit Mr. Kent from competing with the Company or soliciting the Company's employees or customers for another business for a period of two years after termination.

Stock Plans

     In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997 the Board of Directors adopted the 1997 Stock Plan which was approved by the Company's stockholders in May 1997. The Board of Directors subsequently approved re-issuance of forfeited shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved the Company's stockholders in December 1998. All of the plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions (such as the completion of a period of employment with the Company following an award). The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

     At December 31, 1998, 5,392 and 9,000 shares remained available for future grants under the 1996 Plan and the 1997 Plan, respectively. No awards were made under the 1998 Stock Plan in 1998, therefore, at December 31, 1998, all 375,000 shares approved for issuance under the 1998 Stock Plan remained available for future grants.

Option Grants in Last Fiscal Year

     The following table provides information concerning stock options granted to the Named Executives during 1998.

                                                               Individual Grants                    Grant Date Value
                                              ---------------------------------------------------  ------------------
                              Number of           % of Total
                              Securities       Options Granted     Exercise or                         Grant Date
                              Underlying       to Employees in     Base Price                       Present Value $
          Name             Options Granted       Fiscal Year         ($/sh)      Expiration Date          (1)
          ----             ---------------    -----------------    -----------   ---------------    ---------------

Richard W. Talarico           100,000 (2)            27.8 %            $4.50          6/1/05            $253,000
Les D. Kent                    60,000 (3)            16.7 %            $4.63         11/6/05            $134,400
Dean C. Praskach               23,500 (4)             6.5 %            $4.38         6/25/05            $ 57,575

(1) The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 grants to Named Executives.

Risk-free interest rate:
    Options granted to Richard W. Talarico             5.6 %
    Options granted to Les D. Kent                     4.9 %
    Options granted to Dean C. Praskach                5.5 %
Expected dividend yield                                0.0 %
Expected life of options                              7 yrs.
Expected volatility rate                              46.0 %

     No adjustments were made for non-transferability or risk of forfeiture.

(2) These options to acquire shares of Common Stock granted to Mr. Talarico will vest on the earlier to occur of May 15, 2001 or on the date of termination of Mr. Talarico's employment without cause or a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of June 1, 1998, owns 50% or more of the outstanding Common Stock.

(3) These options vested January 12, 1999 upon termination of services in accordance with terms of the Company's employment agreement with Mr. Kent. The options awarded were originally to have vested at a rate of 20% on each of the first five anniversaries of the effective date of the employment agreement or on December 31, 2001, if the employment agreement was not renewed.


(4) These options granted to Mr. Praskach will vest at a rate of 20% on each of the first five anniversary dates of the award, or earlier if not already vested, on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of November 1, 1997, owns 40% or more of the outstanding Common Stock.


Fiscal Year End Option Values

     The following table provides information concerning stock options held by the Named Executives at December 31, 1998. No options were exercised in 1998.

                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised         In-the-Money Options at
                                                       Options at Fiscal Year End         Fiscal Year End (1)
                                                       --------------------------       -----------------------
                          Shares
                       Acquired on       Value
          Name           Exercise      Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
          ----         -----------     --------     -----------    -------------    -----------    -------------



Richard W. Talarico            ---          ---          8,400          112,600             ---             ---
Les D. Kent (2)                ---          ---            ---           60,000             ---             ---
Dean C. Praskach               ---          ---          3,900           34,100             ---             ---


  (1) Based on the December 31, 1998 closing price per share of Common Stock of $3.88, as reported by the Nasdaq National Market tier of the Nasdaq Stock Market, and the various option exercise prices per share, the options were not in-the-money at December 31, 1998.

    (2) The Company terminated Mr. Kent's services on January 12, 1999 in accordance with the terms of its employment agreement with Mr. Kent. Options previously awarded Mr. Kent vested immediately upon termination.

Long-Term Incentive and Defined Benefit Plans

     The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

     The non-employee directors of the Company are entitled to receive at the conclusion of each year of service, an automatic grant of an immediately exercisable option to acquire 5,000 shares of Common Stock at an exercise price per share equal to the closing price of the Common Stock as reported by the Nasdaq Stock Market for the date on which the option is granted. Messrs. Kavan and Roddey each received grants to acquire 5,000 shares of Common Stock at the exercise price of $4.25 per share on November 10, 1998. Paul J. Pasquarelli, a former director, received a grant to acquire 5,000 shares of Common Stock at the exercise price of $4.25 per share on February 6, 1998.

     Non-employee directors of the Company receive $2,500 for each Board of Directors meeting attended and $500 for each separate committee meeting attended on a date on which no full board meeting is held. Directors of the Company who are also employees do not receive additional compensation for attendance at Board and committee meetings, except that all directors are reimbursed for out-of-pocket expenses in connection with attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of William C. Kavan and Anthony L. Bucci. James C. Roddey also served on the Compensation Committee during a portion of 1998. Mr. Richard W. Talarico, Chairman and Chief Executive Officer of the Company and a director and executive officer of each of the Company's subsidiaries, is a partner in The Hawthorne Group ("THG") and an officer of The Hawthorne Group, Inc. ("Hawthorne"), and, as such, he and Mr. Roddey are shareholders and/or partners in common in certain investments and companies. During 1998, Mr. Talarico was a shareholder and director of The Bantry Group, Inc. and its affiliates Wexford Health Services, Inc. ("WHS"), Longford Health Sources, Inc. and Galway Technologies, Inc. (collectively "Bantry") of which Mr. Roddey was a shareholder, director and an executive officer. Mr. Talarico and Mr. Roddey were each partners in MA Associates II and shareholders in Hawthorne Group Productions, Inc. and Production Masters, Inc. ("PMI"), of which Mr. Roddey is an executive officer and director. Mr. Talarico is neither an officer or director of these companies. Mr. Talarico and Mr. Roddey were each shareholders of DirecTeam Merchandising, LLC, of which Mr. Talarico is an officer. None of these companies has a compensation committee of its board of directors. Mr. Roddey has indicated an intention to excuse himself from any vote of the Board of Directors concerning Mr. Talarico's compensation.

     In respect of the fiscal year ended December 31, 1998, the Company made payments to PMI in the amount of approximately $13,000, for the production of videos and other visual media for use with the Company's interactive television system. Messrs. Henry Posner Jr., Thomas D. Wright, Roddey and Talarico are shareholders of PMI. Messrs. Posner and Wright are each beneficial owners of greater than five percent of the Company's outstanding Common Stock. The Company believes that such transactions between it and PMI were on terms as favorable to the Company as could have been obtained from an unaffiliated party. The Company expects to continue to conduct business with PMI in the future.

     The Company acquired all of the issued and outstanding shares of capital stock of International Sports Marketing, Inc., now SportsWave, in November 1996. The purchase price paid at the closing of the sale was $2.4 million in cash. In addition, the stock purchase agreement governing the sale provided for up to $2.4 million in contingent payments. Messrs. Posner, Wright, Talarico and Roddey were SportsWave stockholders prior to the Company's acquisition. At the closing of the acquisition of SportsWave, Messrs. Posner, Wright, Talarico and Roddey received cash payments in the amounts of approximately $1,273,000, $791,000, $48,000 and $120,000, respectively, and would have been entitled to receive contingent payments up to the same approximate amounts (not including interest payable on any promissory note delivered in respect of the contingent payments). In connection with the Company's sale of SportsWave, on October 6, 1998, the Company paid $318,200, $197,800, $12,000 and $30,000 to Messrs.
Posner, Wright, Talarico and Roddey, respectively, and $42,000 to the other former SportsWave stockholders in full settlement of any claims to contingent earn-out payments that may have been due in the future.

     During the fiscal year ended December 31, 1998, Allin Consulting-California provided computer network consulting services to Hawthorne, Allegheny Media ("AM"), and WHS. Fees charged Hawthorne, AM and WHS were approximately $9,000, $1,000 and $12,000, respectively, for the fiscal year ended December 31, 1998. Mr. Posner, Mr. Wright and two of Mr. Posner's sons are shareholders of Hawthorne. Mr. Roddey and Mr. Wright have ownership interests in AM. Mr. Posner has an ownership interest in a company which is a shareholder of AM. Mr. Roddey is a shareholder, director and executive officer of WHS' parent company, The Bantry Group, Inc. Mr. Talarico is a shareholder and was a director of Bantry during 1998. Messrs. Posner and Wright also have ownership interests in Bantry. The Company believes its fees are on terms substantially similar to those offered non-affiliated parties.

     During the fiscal year ended December 31, 1998, Allin Network, a subsidiary of the Company, sold computer hardware and components to THG and WHS. Amounts charged THG and WHS for the fiscal year ended December 31, 1998 were approximately $2,000 and $29,000, respectively. The Company believes its charges are on terms substantially similar to those offered non-affiliated parties.

     During the fiscal year ended December 31, 1998, AM utilized a portion of the Company's office space under a short-term occupancy arrangement. Occupancy charges were approximately $2,000.

     Certain stockholders of the Company, including Messrs. Posner, Wright, Roddey, Talarico, and Brian K. Blair, a director and former officer of the Company, have certain rights under a registration rights agreement (the "Registration Rights Agreement") to require the Company, subject to certain limitations, to register under the Securities Act of 1933, as amended ("the "Securities Act"), certain of their shares of Common Stock for public offering and sale.

     Each of Messrs. Talarico, Kavan, Roddey, Posner and Wright purchased shares of Series B Preferred Stock and related warrants. Messrs. Talarico, Kavan, Roddey, Posner and Wright purchased 300, 750, 100, 1,400 and 200 shares of Series B Preferred Stock, respectively. In August 1998, the Company received $300,000, $750,000, $100,000, $1,400,000 and $200,000 from Messrs. Talarico,
Kavan, Roddey, Posner and Wright, respectively for the Series B Preferred Stock and related warrants. If the Company does issue any shares of common stock upon conversion of the Series B Preferred Stock or upon exercise of the warrants, the holders of such shares, including Messrs. Talarico, Kavan, Roddey, Posner and Wright will have certain rights to require the Company to register the shares for resale under the Securities Act. See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

     The following table presents certain information as of March 12, 1999 as to the beneficial ownership of the Common Stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock of the Company. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.


                                            Amount and Nature of
Name and Address of Stockholder            Beneficial Ownership (1)      Percent of Class (1)
-------------------------------            ------------------------      --------------------

Henry Posner, Jr. (2)                               2,001,211                 29.2 %
500 Greentree Commons
381 Mansfield Avenue
Pittsburgh, PA  15220

Emanuel J. Friedman (3)                             1,122,554                 18.7 %
1001 19th Street North
Arlington, VA  22209

James S. Kelly, Jr. (4)                               724,675                 12.1 %
100 Trotwood Drive
Monroeville, PA  15146

William C. Kavan (5)                                  569,624                  8.8 %
100 Garden City Plaza
Garden City, NY 11530

Friedman, Billings, Ramsey Group, Inc. and            521,554                  8.7 %
 Orkney Holdings, Inc. (6)
1001 19th Street North
Arlington, VA  22209

Dimensional Fund Advisors (7)                         396,300                  6.6 %
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Continental Casualty Company (8)                      340,000                  5.7 %
CNA Plaza
Chicago, IL  60685

Kindy French (9)                                      325,000                  5.4 %
1001 19th Street North
Arlington, VA  22209

Les D. Kent (10)                                      323,333                  5.3 %
60 98th Avenue
Oakland, CA  94603


                                            Amount and Nature of
Name and Address of Stockholder            Beneficial Ownership (1)      Percent of Class (1)
-------------------------------            ------------------------      --------------------
Thomas D. Wright (11)                               298,813                     4.9 %
500 Greentree Commons
381 Mansfield Avenue
Pittsburgh, PA  15220

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 12, 1999, and that no other stockholder so converts. The number of shares of Common Stock that may be acquired upon conversion of the Series B Preferred Stock and exercise of the related warrants are also included in the table. Series B Preferred Stock is convertible into the Company's Common Stock at a rate of 85% of the closing market price on the date prior to conversion, subject to a minimum conversion rate of $2.00 per common share and a maximum conversion rate of $3.6125 per common share. The number of shares included for conversion of the Series B Preferred Stock is calculated based on a conversion rate of $2.62625 per common share, which equals 85% of the closing sale price of the Company's Common Stock on March 12, 1999 as reported on the Nasdaq National Market tier of the Nasdaq Stock Market. Information is provided in the footnotes below for each holder of Series B Preferred Stock as to the number of shares included in the table for conversion of Series B Preferred Stock and the minimum and maximum number of shares of Common Stock that could be acquired upon conversion.

(2) Includes 102,000 shares held in various trusts and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner's wife and 2,000 shares held by trusts of which Mr. Posner's wife is a trustee. Includes 329,412 shares of Common Stock which may be acquired by exercise of warrants. Mr. Posner owns 1,400 shares of Series B Preferred Stock. The table includes 527,059 shares of Common Stock for conversion of Series B Preferred Stock. The Series B Preferred Stock is convertible into at least 387,543, but no more than 700,000, shares of Common Stock. Assuming that the Series B Preferred Stock became exercisable for the maximum 700,000 shares of Common Stock, Mr. Posner would be deemed to beneficially own an aggregate of 2,174,152 shares of Common Stock representing approximately 31.0% of the Common Stock outstanding.

(3) As reported on Schedule 13G filed with the Securities and Exchange Commission (the "SEC") on February 17, 1999, 601,000 of the shares indicated are beneficially owned by Mr. Friedman, certain of his family members and a private family foundation for which Mr. Friedman serves as trustee. Mr. Friedman has sole voting and dispositive power for these shares. Mr. Friedman may be deemed to indirectly beneficially own and share voting and dispositive power with respect to 521,554 shares directly owned by Friedman, Billings, Ramsey Group, Inc. ("FBRG") by virtue of his control position as Chairman and Chief Executive Officer of FBRG. Mr. Friedman disclaims beneficial ownership of such shares. Mr. Friedman is the husband of Kindy French, a beneficial owner of more than five percent of the outstanding Common Stock of the Company. The number of shares shown assumes there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the
     Schedule 13G.

(4) Does not include shares which may be issued upon conversion of a note payable of the Company to Mr. Kelly in the principal amount of $2,000,000 because the note is not convertible within sixty days of March 12, 1999.

(5) Includes 10,000 shares of Common Stock which may be acquired by exercise of options and 176,471 shares of Common Stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series B Preferred Stock. The table includes 282,353 shares of Common Stock for conversion of Series B Preferred Stock. The Series B Preferred Stock is convertible into at least 207,612, but no more than 375,000, shares of Common Stock. Assuming that the Series B Preferred Stock became exercisable for the maximum 375,000 shares of Common Stock, Mr. Kavan would be deemed to beneficially own an aggregate of 662,271 shares of Common Stock representing approximately 10.1% of the Common Stock outstanding.

(6) As reported on Schedule 13G filed with the SEC on February 17, 1999, each of Friedman, Billings, Ramsey Group, Inc. and Orkney Holdings, Inc., a wholly owned subsidiary of FBRG have sole voting and dispositive power with respect to the shares indicated. The Schedule 13G reports that each of Eric F. Billings, Emanuel J. Friedman, and W. Russell Ramsey share voting and dispositive power with respect to the shares. The number of shares shown assumes that there has been no change in the number of shares beneficially owned from the number os shares reported as being beneficially owned in the Schedule 13G.

(7) As reported on Schedule 13G filed with the SEC on February 11, 1999, Dimensional Fund Advisors, Inc., an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, has sole voting and investment power over the shares indicated, but Dimensional Fund Advisors, Inc. disclaims beneficial ownership of the shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number os shares reported as being beneficially owned in the
     Schedule 13G.

(8) The shares indicated are under shared voting power and shared dispositive power among Continental Casualty Company, CNA Financial Corporation and Loews Corporation as reported on Schedule 13G filed by such entities with the SEC on February 13, 1998. The report states that, under Illinois law, assets owned by Continental Casualty Company, an Illinois insurance company, are solely under the control of the board of directors of the insurer and that the characterization of shared dispositive power with the parent holding company is made solely as a consequence of SEC interpretations regarding control of the subsidiary. CNA Financial Corporation and Loews Corporation specifically disclaim beneficial ownership of the shares. As reported by Nasdaq-Online on March 12, 1999 there has been no change in the number of shares owned since the date of the report on Schedule 13G. The number of shares shown assumes that there has been no change in the number of shares owned since this date.

(9) Information as to the number of shares owned by Ms. French has been obtained from the Schedule 13G filed with the SEC by Ms. French on February 16, 1999. The number of shares shown assumes there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G. Ms. French is the wife of Emanuel J. Friedman, the Chairman of FBRG. Both Mr. Friedman and FBRG are beneficial owners of more than five percent of the outstanding Common Stock of the Company. See Notes (3) and (6) above.

(10) Includes currently exercisable options to acquire 60,000 shares of the Company's Common Stock.

(11) Does not include 45,000 shares held by Mr. Wright's spouse, 5,000 shares in her own name and 40,000 shares as trustee for various trusts. Includes 47,059 shares of Common Stock which may be acquired by exercise of warrants. Mr. Wright owns 200 shares of Series B Preferred Stock. The table includes 75,294 shares of Common Stock for conversion of Series B Preferred Stock. The Series B Preferred Stock is convertible into at least 55,363, but no more than 100,000, shares of Common Stock. Assuming that the Series B Preferred Stock became exercisable for the maximum 100,000 shares of Common Stock, Mr. Wright would be deemed to beneficially own an aggregate of 323,519 shares of Common Stock representing approximately 5.3% of the Common Stock outstanding.

(b)   Security Ownership of Management

  The following table presents certain information as of March 12, 1999 as to the beneficial ownership of the Common Stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.


                                                    Amount and Nature
                                                    -----------------
                                                      of Beneficial
                                                      -------------
               Name of Stockholder                    Ownership (1)     Percent of Class (1)
               -------------------                    -------------     ---------------------
Richard W. Talarico (2)                                        287,032                  4.6 %
Les D. Kent (6)                                                323,333                  5.3 %
Dean C. Praskach                                                 3,900                    *
Brian K. Blair                                                 177,200                  3.0 %
Anthony L. Bucci                                                   ---                    *
William C. Kavan (3)                                           569,624                  8.8 %
James S. Kelly, Jr. (4)                                        724,675                 12.1 %
James C. Roddey (5)                                            163,779                  2.7 %

All directors and executive officers, as a group
 (8 persons) (6)                                             1,926,210                 28.6 %

*    Less than one percent

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 12, 1999, and that no other stockholder so converts. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 12, 1999 had been exercised, as follows: Mr. Talarico 8,400 shares; Mr. Kent 60,000 shares; Mr. Praskach 3,900 shares, Messrs. Kavan and Roddey 10,000 shares each; and all directors and executive officers as a group 32,300 shares (not including the options held by Mr.
     Kent). The number of shares of Common Stock that may be acquired upon conversion of the Series B Preferred Stock and exercise of the related warrants are also included in the table. Series B Preferred Stock is convertible into the Company's Common Stock at a rate of 85% of the closing market price on the date prior to conversion, subject to a minimum conversion rate of $2.00 per common share and a maximum conversion rate of $3.6125 per common share. The number of shares included for conversion of the Series B Preferred Stock is calculated based on a conversion rate of $2.62625 per common share, which equals 85% of the closing sale price of the Company's Common Stock on March 12, 1999 as reported on the Nasdaq National Market tier of the Nasdaq Stock Market. Information is provided in the footnotes below for each holder of Series B Preferred Stock as to the number of shares included in the table for conversion of Series B Preferred Stock and the minimum and maximum number of shares of Common Stock that could be acquired upon conversion.

(2) Includes 70,588 shares of Common Stock which may be acquired by exercise of warrants. Mr.Talarico owns 300 shares of Series B Preferred Stock, representing 10.9% of the Series B Preferred Stock outstanding. The table includes 112,941 shares of Common Stock for conversion of Series B Preferred Stock. The Series B Preferred Stock is convertible into at least 83,044, but no more than 150,000, shares of Common Stock. Assuming that the Series B Preferred Stock became exercisable for the maximum 150,000 shares of Common Stock, Mr. Talarico would be deemed to beneficially own an aggregate of 324,091 shares of Common Stock representing approximately 5.2% of the Common Stock outstanding. Mr. Talarico also owns 588 shares of the Company's Series A Preferred Stock, representing 2.4% of the Series A Preferred Stock outstanding.

(3) Includes 176,471 shares of Common Stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series B Preferred Stock, representing 27.3% of the Series B Preferred Stock outstanding. The table includes 282,353 shares of Common Stock for conversion of Series B Preferred Stock. The Series B Preferred Stock is convertible into at least 207,612, but no more than 375,000, shares of Common Stock. Assuming that the Series B Preferred Stock became exercisable for the maximum 375,000 shares of Common Stock, Mr. Kavan would be deemed to beneficially own an aggregate of 662,271 shares of Common Stock representing approximately 10.1% of the Common Stock outstanding. Mr. Kavan also owns 10,000 shares of the Company's Series A Preferred Stock, representing 40.0% of the Series A Preferred Stock outstanding.

(4) Does not include shares which may be issued upon conversion of a note payable of the Company to Mr. Kelly in the principal amount of $2,000,000 because the note is not convertible within sixty days of March 12, 1999.

(5) Includes 2,000 shares owned by Mr. Roddey's wife and 23,529 shares of Common Stock which may be acquired by exercise of warrants. Mr. Roddey owns 100 shares of Series B Preferred Stock, representing 3.6% of the Series B Preferred Stock outstanding. The table includes 37,647 shares of Common Stock for conversion of Series B Preferred Stock. The Series B Preferred Stock is convertible into at least 27,681, but no more than 50,000, shares of Common Stock. Assuming that the Series B Preferred Stock became exercisable for the maximum 50,000 shares of Common Stock, Mr. Roddey would be deemed to beneficially own an aggregate of 176,132 shares of Common Stock representing approximately 2.90% of the Common Stock outstanding. Mr. Roddey also owns 588 shares of the Company's Series A Preferred Stock, representing 2.4% of the Series A Preferred Stock outstanding.

(6)  Mr. Kent  is no longer an executive officer of the Company.

Item 13 - Certain Relationships and Related Transactions


Arrangements Involving Allin Consulting-Pennsylvania

     The acquisition of Allin Consulting-Pennsylvania in August 1998 included two promissory notes issued by the Company in the amounts of $6.2 and $2.0 million, respectively, to James S. Kelly, Jr., the former majority shareholder of Allin Consulting-Pennsylvania. Mr. Kelly is a holder of greater than five percent of the Company's outstanding common stock and a director of the Company. The secured promissory note for $6.2 million bore interest at 5% per annum and was paid in its entirety in October 1998. The secured promissory note for $2.0 million bears interest at 6% per annum and matures August 13, 2000. The $2.0 million secured promissory note will be convertible into shares of the Company's common stock if not repaid on or before maturity. See Item 7- Management's Discussion of Financial Condition and Results of Operations Liquidity and Capital Resources.

Arrangements Involving Allin Consulting-California and Allin Network

     In November 1996, the Company acquired Allin Consulting-California. The consideration included $2.0 million in cash and $3.2 million in the Company's Common Stock. In addition, the agreement governing the acquisition provided for up to $2.8 million in contingent payments. In November 1998, the Company and Les D. Kent, a holder of greater than five percent of the Company's outstanding Common Stock and a former President of the Company, reached agreement on an amendment to modify the terms of a promissory note for the contingent payments. Under the amendment, the amount of the payment due has been fixed at $2,000,000. The amended note provides for principal payments of $1,000,000 plus any accrued interest due on April 15, 2000 and October 15, 2000. The Company may, however, defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. Mr. Kent was the sole stockholder of Allin Consulting-California prior to the acquisition. See Item 7- Management's Discussion of Financial Condition and Results of Operations Liquidity and Capital Resources.

     Allin Network made payments of approximately $27,000 under a note payable due Les D. Kent during the fiscal year ended December 31, 1998.

Leases

     Effective February 1, 1997, the Company entered into a five-year lease for office space with Executive Office Associates ("EOA"). The aggregate rental payment under this lease was approximately $295,000 during the fiscal year ended December 31, 1998. Henry Posner, Jr., Thomas D. Wright and two of Mr. Posner's sons and his spouse each own an indirect equity interest in EOA. Messrs. Posner and Wright are beneficial holders of greater than five percent of the Company's outstanding Common Stock. In late 1997 and early 1998, agreements were reached among the Company, EOA, and a non-affiliated party for sublet of a portion of the space that would end the Company's obligations with respect to that portion for the remainder of the lease term. As of December 31, 1998, minimum lease commitments were approximately $843,000 for the period from January 1, 1998 to January 31, 2002. The Company believes that rental payments under the long-term lease were on terms as favorable to the Company as could have been obtained from an unaffiliated party.

     During the fiscal year ended December 31, 1998, Allin Consulting-California made payments of approximately $65,000 to Les D. Kent for the lease of office space under a month-to-month lease arrangement. The Company believes that rental payments under the lease were on terms as favorable to the Company as could have been obtained from an unaffiliated party.

Loan to Officer and Director

     During March 1997, the Company made a loan in the amount of $130,000 to R. Daniel Foreman, then the President and a director of the Company. The loan bore interest at prime plus one percent from origination to December 1, 1997, its original due date, and prime plus three percent thereafter. Mr. Foreman resigned as a director and officer of the Company in February, 1998. Under terms of a separation agreement, the loan and approximately $10,000 of accrued interest were forgiven.

Minority Investment in Corporation

     In March 1998, the Company contributed certain assets, including rights to the name PhotoWave, formerly used in its operations in the retail digital photography market for a minority, non-controlling equity interest in a new corporation, Rhino Communications Corporation ("RCC"), which thereafter began operations in this market. Mr. Foreman, a former officer and director of the Company, is a minority owner of RCC. Henry Posner, Jr. and William C. Kavan, a holder of greater than five percent of the Company's outstanding Common Stock and a director of the Company, also have an equity interest in RCC. The value placed on the Company's initial equity interest, $100,000, approximated the value of the assets contributed.

Separation Agreement

     In connection with his resignation as an executive officer of the Company in February 1998, the Company entered into a separation agreement with Brian K. Blair. Under the separation agreement, the Company was obligated to make aggregate payments to Mr. Blair in the amount of $225,000 plus accrued vacation pay, and to provide certain consulting services to Mr. Blair. Mr. Blair remains subject to restrictive covenants prohibiting him from competing with the Company for a period of two years following his resignation. Mr. Blair has continued as a director of the Company. During 1998, the Company paid approximately $212,000 of the amounts due Mr. Blair under the separation agreement.

Part IV


Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.  Financial Statements - See Part II, Item 8 hereof on page 52.

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

3.   Exhibits

     Exhibit
     Number             Description of Exhibit (1)

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

     2.3 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit
              2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

     2.4 Stock Purchase Agreement dated as of September 30, 1998 by and between Allin Communications Corporations and Lighthouse Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998).

     2.5 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998).

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

     3(i)(d) Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

     3(i)(e) Certificate of Correction Relating to the Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

     3(ii)(a) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     3(ii)(b) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

     4.1 Certificate of Designation of Registrant relating to Series A Convertible Redeemable Preferred Stock and Certificate of Amendment relating thereto (incorporated by reference to Exhibits 3(i)(b) and 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     4.2 Certificate of Designation for Series B Redeemable Preferred stock of the Registrant and Certificate of Correction Relating to the Series B Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibits 3(i)(a) and 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

     4.3 Preemptive Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 4.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

     4.4 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13,
              1998).

     4.5 Promissory Note dated August 13, 1998 in the principal amount of $2,000,000 (incorporated by reference to Exhibit 4.3 to Allin Communications Corporation's Report on Form 8-K as of August 13,
              1998).

     4.6 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998).

     Exhibit
     Number             Description of Exhibit


     4.7 Amended and Restated Promissory Note dated as of November 6, 1998 by and between Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 4.6 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998).

     10.1 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.4 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     10.2*    1996 Stock Plan of the Registrant (incorporated by reference to
              Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     10.3* 1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997).

     10.4* 1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998).

     10.5 First Amended and Restated Agreement dated June 1, 1996 between SeaVision, Inc. and Celebrity Cruises, Inc. (subject to confidential treatment) (incorporated by reference to Exhibit
              10.12 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     10.6 Agreement dated February 6, 1996 between SeaVision, Inc. and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     10.7 Agreement dated August 8, 1996 by and between SeaVision, Inc. and Norwegian Cruise Line Limited (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     10.8 Concession Agreement dated September 17, 1996 by and between SeaVision, Inc. and Royal Caribbean Cruise Line (subject to confidential treatment) (incorporated by reference to Exhibit
              10.16 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

     10.9 Amendment to First Amended and Restated Agreement dated as of September 19, 1997 by and between SeaVision, Inc. and Celebrity Cruises, Inc. (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1997).

     10.10 Amendment to Concession Agreement dated as of October 16, 1997 by and between SeaVision, Inc. and Royal Caribbean Cruises, Ltd. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1997).

     10.11 First Addendum to Agreement dated as of January 29, 1998 by and between SeaVision, Inc. and Norwegian Cruise Line Limited (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.25 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997).

     Exhibit
     Number             Description of Exhibit


     10.12 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and R. Daniel Foreman (incorporated by reference to Exhibit 10.26 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997).

     10.13 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and Brian K. Blair (incorporated by reference to Exhibit 10.27 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997).

     10.14* Employment Agreement dated June 15, 1998 by and between the Registrant and Richard W. Talarico (incorporated by reference to
              Exhibit 10 to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998).

     10.15 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

     10.16 Promissory Note dated August 13, 1998 in the principal amount of $6,200,000 (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 8-K as of August 13,
              1998).

     10.17 Transition Services Agreement dated as of September 30, 1998 by and between Allin Communications Corporation and SportsWave, Inc. (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998).

     10.18* Employment Agreement dated November 6, 1998 by and between the Registrant and Les Kent (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998).

     10.19* Employment Agreement dated November 1, 1997 by and between the Registrant and Dean C. Praskach

     10.20* Employment Agreement dated January 25, 1999 by and between the Registrant and Timothy P. O'Shea

     11       Computation of Earnings Per Share

     21       Subsidiaries of the Registrant.

     27       Financial Data Schedule.
____________

*    Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.

4.   Reports on Form 8-K

     The following Reports on Form 8-K/A were filed in the fourth quarter of 1998:

          Report on Form 8-K/A (Amendment No. 2) amending the report on Form 8-K of August 13, 1998 to update certain financial information filed with Amendment No. 1 related to the acquisition of KCS Computer Services, Inc.

          Report on Form 8-K/A (Amendment No. 3) amending the report on Form 8-K of August 13, 1998 to withdraw certain financial information filed with Amendment No. 2 related to the acquisition of KCS Computer Services, Inc.

          Report on Form 8-K/A (Amendment No. 1) amending the report on Form 8-K of September 30, 1998 to update certain pro forma financial information related to the sale of SportsWave, Inc.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 1999

                           ALLIN CORPORATION

                           By:  /s/ Richard W. Talarico
                               -------------------------------------
                               Richard W. Talarico
                               Chairman of the Board and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:


                    Signature                                           Title                             Date
                    ---------                                           -----                             ----
/s/ Richard W. Talarico                               Chairman of the Board and Chief Executive
--------------------------------------------------      Officer (Principal Executive Officer)        March 19, 1999
Richard W. Talarico

/s/ Dean C. Praskach                                  Vice President-Finance (Principal Financial
--------------------------------------------------      and Accounting Officer)                      March 19, 1999
Dean C. Praskach

/s/ Brian K. Blair
--------------------------------------------------    Director                                       March 19, 1999
Brian K. Blair

/s/ Anthony L. Bucci
--------------------------------------------------    Director                                       March 19, 1999
Anthony L. Bucci

/s/ William C. Kavan
--------------------------------------------------    Director                                       March 19, 1999
William C. Kavan

/s/ James S. Kelly, Jr.
--------------------------------------------------    Director                                       March 19, 1999
James S. Kelly, Jr.

/s/ James C. Roddey
--------------------------------------------------    Director                                       March 19, 1999
James C. Roddey

                                                                     Schedule II


                               ALLIN CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


                                                  Balance at        Additions
                                                  ----------        ---------
                                                 Beginning of       Charged to                                   Balance at End
                                                 ------------       ----------                                   --------------
           (Dollars in thousands)                   Period           Expense       Other Additions  Deductions     of Period
                                                    ------           -------       ---------------  ----------     ---------
Valuation allowance on deferred tax asset                   ---             2,500              ---         ---             2,500
                                             -----------------------------------------------------------------------------------
Year ended December 31, 1996                   $            ---            $2,500  $           ---  $      ---            $2,500

Valuation allowance on deferred tax asset                 2,500             3,684              ---         ---             6,184
Allowance for doubtful accounts receivable                  ---                84              ---         ---                84
Severance accrual for employee terminations                 ---               329              ---         203               126
                                             -----------------------------------------------------------------------------------
Year ended December 31, 1997                             $2,500            $4,097  $           ---        $203            $6,394

Valuation allowance on deferred tax asset                 6,184             1,720              ---         ---             7,904
Allowance for doubtful accounts receivable                   84               102              130         ---               316
Severance accrual for employee terminations                 126               506              ---         604                28
                                             -----------------------------------------------------------------------------------
Year ended December 31, 1998                             $6,394            $2,328              130        $604            $8,248
                                             ===================================================================================



                                                                   Schedule II-A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Allin Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 (a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.



                                                         /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania,
February 19, 1999



                                                                   Schedule II-B

                                 Exhibit Index
                                 -------------

Exhibit
Number            Description of Exhibit (1)

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

2.3 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13,
          1998).

2.4 Stock Purchase Agreement dated as of September 30, 1998 by and between Allin Communications Corporations and Lighthouse Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998).

2.5 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30,
          1998).

3(i)(a) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

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


3(i)(d) Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Report on Form 8-K as of August 13,
          1998).


3(i)(e) Certificate of Correction Relating to the Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).


3(ii)(a) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

3(ii)(b) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

                             ---------------------

Exhibit
Number            Description of Exhibit

4.1 Certificate of Designation of Registrant relating to Series A Convertible Redeemable Preferred Stock and Certificate of Amendment relating thereto (incorporated by reference to Exhibits 3(i)(b) and 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

4.2 Certificate of Designation for Series B Redeemable Preferred stock of the Registrant and Certificate of Correction Relating to the Series B Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibits 3(i)(a) and 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13,
            1998).

4.3 Preemptive Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 4.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

4.4 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13,
            1998).

4.5 Promissory Note dated August 13, 1998 in the principal amount of $2,000,000 (incorporated by reference to Exhibit 4.3 to Allin Communications Corporation's Report on Form 8-K as of August 13,
            1998).

4.6 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998).

4.7 Amended and Restated Promissory Note dated as of November 6, 1998 by and between Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 4.6 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30,
            1998).

10.1 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.4 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).


10.2*       1996 Stock Plan of the Registrant (incorporated by reference to
            Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.3* 1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997).

10.4* 1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998).

10.5 First Amended and Restated Agreement dated June 1, 1996 between SeaVision, Inc. and Celebrity Cruises, Inc. (subject to confidential treatment) (incorporated by reference to Exhibit 10.12 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

                             ---------------------



Exhibit
Number              Description of Exhibit

10.6 Agreement dated February 6, 1996 between SeaVision, Inc. and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).

10.7 Agreement dated August 8, 1996 by and between SeaVision, Inc. and Norwegian Cruise Line Limited (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).


10.8 Concession Agreement dated September 17, 1996 by and between SeaVision, Inc. and Royal Caribbean Cruise Line (subject to confidential treatment) (incorporated by reference to Exhibit 10.16 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1).


10.9 Amendment to First Amended and Restated Agreement dated as of September 19, 1997 by and between SeaVision, Inc. and Celebrity Cruises, Inc. (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1997).


10.10 Amendment to Concession Agreement dated as of October 16, 1997 by and between SeaVision, Inc. and Royal Caribbean Cruises, Ltd. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1997).

10.11 First Amendment to Agreement dated as of January 29, 1998 by and between SeaVision, Inc. and Norwegian Cruise Line Limited (subject to request for confidential treatment) (incorporated by reference to
         Exhibit 10.25 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997).


10.12 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and R. Daniel Foreman (incorporated by reference to Exhibit 10.26 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997).


10.13 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and Brian K. Blair (incorporated by reference to Exhibit 10.27 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997).


10.14* Employment Agreement dated June 15, 1998 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10 to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998).


10.15 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).


10.16 Promissory Note dated August 13, 1998 in the principal amount of $6,200,000 (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998).

                             ---------------------

Exhibit
Number               Description

10.17 Transition Services Agreement dated as of September 30, 1998 by and between Allin Communications Corporation and SportsWave, Inc. (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998).

10.18* Employment Agreement dated November 6, 1998 by and between the Registrant and Les Kent (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998).

10.19* Employment Agreement dated November 1, 1997 by and between the Registrant and Dean C. Praskach

10.20* Employment Agreement dated January 25, 1999 by and between the Registrant and Timothy P. O'Shea

11            Computation of Earnings Per Share

21            Subsidiaries of the Registrant

27            Financial Data Schedule


----------------

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.