Form 10-Q
period 1999-03-31
ALLIN COMMUNICATIONS CORP
filed 1999-05-17
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  March 31, 1999

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

                              As of April 29, 1999

                        Common Stock,  5,988,063 Shares

                               Allin Corporation

                                   Form 10-Q

                                     Index

Forward-Looking Information                                                 Page   3

Part I  -  Financial Information

           Item 1.  Financial Statements                                    Page   4

           Item 2.  Management's Discussion and Analysis of Financial       Page  16
                    Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosure about Market    Page  35
                    Sensitive Instruments


Part II -  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                        Page  36

Signatures                                                                  Page  37

Forward-Looking Information

     Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item 2
 - Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Note on Forward-Looking Statements" included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                   (Dollars in thousands)
                                         (Unaudited)

                                                                         December 31,          March 31,
                                                                             1998                1999
                                                                        ---------------      --------------
ASSETS

Current assets:
          Cash and cash equivalents                                       $       2,510        $     2,194
          Accounts receivable, net of allowance for
                   doubtful accounts of $316 and $313                             2,768              3,451
          Note receivable                                                           463                ---
          Inventory                                                                 396                714
          Prepaid expenses                                                          317                328
                                                                          --------------       ------------
                   Total current assets                                           6,454              6,687

Property and equipment, at cost:
Leasehold improvements                                                              478                457
Furniture and equipment                                                           2,477              2,436
On-board equipment                                                                3,688              3,686
                                                                          --------------       ------------
                                                                                  6,643              6,579
Less--accumulated depreciation                                                   (3,559)            (3,811)
                                                                          --------------       ------------
                                                                                  3,084              2,768

Assets held for resale                                                               15                 75
Notes receivable from employees                                                      35                 35
Software development costs, net of accumulated
          amortization of $877 and $880                                              36                 33
Other assets, net of accumulated amortization of
          $3,629 and $3,968                                                      16,688             16,350
                                                                         --------------       ------------

Total assets                                                             $       26,312       $     25,948
                                                                         ==============       ============


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                   (Dollars in thousands)
                                         (Unaudited)

                                                                               December 31,        March 31,
                                                                                   1998              1999
                                                                             ---------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Bank lines of credit                                               $        1,506      $     1,488
          Notes payable                                                                   2                1
          Accounts payable                                                              575              858
          Accrued liabilities:
                   Compensation and payroll taxes                                       475              795
                   Dividends on Series A convertible,
                      redeemable preferred stock                                        518              578
                   Dividends on Series B redeemable
                      preferred stock                                                    28               28
                  Other                                                                 694              756
          Current portion of deferred revenue                                            76               97
          Customer deposits                                                             ---                3
          Income taxes payable                                                           67               25
                                                                             ---------------     -----------
                   Total current liabilities                                          3,941            4,629

Non-current portion of notes payable                                                  4,004            3,944
Deferred income taxes                                                                   126              126
Commitments and contingencies

Preferred stock, par value $.01 per share,
          authorized 100,000 shares:
          Series A convertible, redeemable preferred stock,
                   designated 40,000 shares, issued and
                   outstanding 25,000 shares                                          2,500            2,500
          Series B redeemable preferred stock, designated
                   5,000 shares, issued and outstanding
                   2,750 shares                                                       2,152            2,152

Shareholders' equity:
          Common stock, par value $.01 per share - authorized
                   20,000,000 shares, issued 5,995,830 shares                            60               60
          Additional paid-in-capital                                                 40,793           40,622
          Warrants                                                                      598              598
          Deferred compensation                                                        (104)             (55)
          Treasury stock at cost, 1,800 and 7,767 shares                                 (6)             (25)
          Retained deficit                                                          (27,752)         (28,603)
                                                                             ---------------     -----------
Total shareholders' equity                                                           13,589           12,597
                                                                             ---------------     -----------

Total liabilities and shareholders' equity                                   $       26,312      $    25,948
                                                                             ===============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                   (Dollars in thousands, except per share data)
                                         (Unaudited)

                                                                    Three Months    Three Months
                                                                        Ended           Ended
                                                                       March 31,       March 31,
                                                                         1998           1999
                                                                    --------------  -------------
Revenue                                                             $      2,499      $    6,133

Cost of sales                                                              1,137           3,822
                                                                    -------------     ----------

Gross profit                                                               1,362           2,311

Selling, general & administrative                                          3,104           3,073
                                                                    -------------     ----------

Loss from operations                                                      (1,742)           (762)

Interest (income) expense, net                                               (64)             75
                                                                    -------------     ----------

Loss before provision for income taxes                                    (1,678)           (837)

Provision for income taxes                                                     6              19
                                                                    -------------     ----------

Loss from continuing operations                                           (1,684)           (856)

Loss from operation of disposed segment,
     net of income tax                                                        62             ---
Gain on disposal of segment                                                  ---              (5)
                                                                    -------------     ----------

(Gain) loss from discontinued operations                                      62              (5)
                                                                    -------------     ----------

Net loss                                                                  (1,746)           (851)

Accretion and dividends on preferred stock                                    55             100
                                                                    -------------     ----------

Net loss attributable to common shareholders                        $     (1,801)     $     (951)
                                                                    =============     ==========

Loss per common share from continuing operations
     attributable to common shareholders -
     basic and diluted                                             $       (0.34)     $    (0.16)
                                                                    =============     ==========

Income (loss) per common share from discontinued
          operations - basic and diluted                            $      (0.01)     $     0.00
                                                                    =============     ==========

Net loss per common share attributable to common
          shareholders  - basic and diluted                         $      (0.35)     $    (0.16)
                                                                    =============     ==========

Weighted average shares outstanding - basic and diluted                5,157,399       5,969,162
                                                                    -------------     ----------


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   Three Months        Three Months
                                                                                      Ended                Ended
                                                                                    March 31,             March 31,
                                                                                       1998                 1999
                                                                                 ---------------       --------------
Cash flows from operating activities:
          Net loss                                                                    (1,746)                (851)
          Adjustments to reconcile net loss to net cash flows
          from operating activities:
                   Depreciation and amortization                                         967                  626
                   Amortization of deferred compensation                                  31                  (41)
                   Loss from writedown and sale of assets                                256                   96
          Changes in certain assets and liabilities:
                   Accounts receivable                                                  (524)                (683)
                   Inventory                                                             (29)                (318)
                   Prepaid expenses                                                       (6)                 (11)
                   Assets held for resale                                                ---                  (60)
                   Other assets                                                          (22)                 ---
                   Accounts and notes payable                                             92                  283
                   Accrued liabilities                                                  (104)                 386
                   Income taxes payable                                                  ---                  (42)
                   Deferred revenues                                                    (220)                  21
                   Customer deposits                                                     ---                    3
                                                                                 ------------          -----------
          Net cash flows from operating activities                                    (1,305)                (591)
                                                                                 ------------          -----------

Cash flows from investing activities:
          Proceeds from sale of assets                                                     8                   13
          Proceeds from note receivable related to
                   sale of subsidiary                                                    ---                  463
          Capital expenditures                                                          (247)                 (78)
                                                                                 ------------          -----------
          Net cash flows from investing activities                                      (239)                 398
                                                                                 ------------          -----------

Cash flows from financing activities:
          Payment of dividends on Series B preferred stock                               ---                  (42)
          Debt acquisition costs                                                         ---                   (1)
          Repayment on lines of credit                                                   ---                  (19)
          Repayment of note payable                                                      ---                  (59)
          Repayment of capital lease obligations                                         ---                   (2)
                                                                                 ------------          -----------
                                                                                         ---                 (123)
                                                                                 ------------          -----------

Net change in cash and cash equivalents                                               (1,544)                (316)
Cash and cash equivalents, beginning of period                                         6,802                2,510
                                                                                 ------------          -----------
Cash and cash equivalents, end of period                                               5,258                2,194
                                                                                 ============          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



1.  Basis of Presentation

  The information contained in these financial statements and notes for the three-month periods ended March 31, 1998 and 1999 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1997 and 1998, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

  Disposal of Segment

  On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave, Inc. ("SportsWave"), a wholly-owned subsidiary. The sale of SportsWave represents the disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for three-month period ended March 31, 1998 presented in the Company's Consolidated Statements of Operations have been reclassified to loss of disposed segment, which is presented after net loss from continuing operations. An adjustment to the gain recorded on the disposal of SportsWave recorded during the three-month period ended March 31, 1999 is also presented after net loss from continuing operations.

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

  Revenue and Cost of Sales Recognition

  Allin Corporation of California ("Allin Consulting-California") and Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania") charge consulting fees, typically on an hourly basis, to their clients for their technology consulting services. Revenue and related cost of sales are recognized as services are performed.

  Allin Interactive Corporation ("Allin Interactive") recognizes revenue and cost of sales for systems integration services upon completion of the respective projects. Consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and management fees and any associated cost of sales are recognized as the services are performed.

  Allin Digital Imaging Corp. ("Allin Digital") recognizes revenue and cost of sales for systems integration services upon completion of the respective projects. Revenue and associated cost of sales for equipment and consumable sales is recognized upon shipment of the product. Technology support fees and associated cost of sales are recognized as services are performed.

  Allin Network Products, Inc. ("Allin Network") recognizes revenue and associated cost from the sale of products at the time the products are shipped.

  Earnings Per Share

  Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS includes the weighted average of the outstanding common shares of the Company, excluding 24,868 and 18,901 shares of outstanding restricted stock for the three-month periods ended March 31, 1998 and 1999, respectively. The restricted stock, outstanding stock options, convertible note and the Company's Series B redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation, if their effect was not anti-dilutive, were 24,868 and 18,901 for the three-month periods ended March 31, 1998 and 1999, respectively.

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

  Financial Instruments

  As of March 31, 1999, the Company's Consolidated Balance Sheet includes two notes payable to shareholders which relate to the acquisitions of Allin Consulting-California and Allin Consulting-Pennsylvania. The notes payable are recorded at the face value of the instruments. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the notes. All other financial instruments are classified as current and will be utilized within the next operating cycle.

  Supplemental Disclosure Of Cash Flow Information

  Cash payments for income taxes were approximately $121,000 and $6,000 during the three months ended March 31, 1998 and 1999, respectively. Cash payments for interest were approximately $-0- and $58,000 during the three months ended March 31, 1998 and 1999, respectively.

  Dividends of approximately $55,000 and $86,000 were accrued but unpaid during the three-month periods ended March 31, 1998 and 1999, respectively, on Series A convertible, redeemable preferred stock and Series B redeemable preferred stock.

2. Preferred Stock

  The Company has authorized the issuance of 100,000 shares of preferred stock with par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A convertible, redeemable preferred stock. In August 1996, 25,000 Series A preferred shares were issued, all of which remain outstanding as of March 31, 1999. The Company designated 5,000 preferred shares as Series B redeemable preferred shares. The Company issued 2,750 Series B preferred shares during August 1998, all of which remain outstanding as of March 31, 1999. See Note 7 - Subsequent Events for additional information regarding anticipated exchanges of preferred stock subsequent to March 31, 1999.


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

  A reorganization charge of approximately $208,000 was recorded as of January 12, 1999 to establish a liability for severance costs associated with the termination of services of the Company's president. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. As of March 31, 1999, approximately $47,000 of the amount accrued under the January 12, 1999 charge had been paid. The remaining balance, approximately $161,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by January 2000.

  A reorganization charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom have ceased employment with the Company. As of March 31, 1999, all of the amount accrued under the February 4, 1998 charge had been paid.

  An accrual of approximately $298,000 was recorded as of June 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. During the quarterly period ended March 31, 1998, additional expense of approximately $15,000 was recorded to adjust the severance accrual previously recorded. Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during these periods. The plan included eleven employee terminations. Included in the plan were financial and marketing executive positions, marketing and administrative staff positions, operational management, staff, and sales positions associated with digital photography operations, and clerical support staff positions. All of the positions included in the plan were eliminated. All of the amounts accrued under the June 30, 1997 plan had been paid prior to September 30, 1998.


4.  Termination of Interactive Television Contract

  During March 1998, Allin Interactive and Royal Caribbean Cruise Lines, Ltd. ("RCCL") mutually agreed on termination of their contract for provision by the Company of interactive television services aboard three cruise ships. Operations on these ships ceased during May and June 1998. Allin Interactive has lost transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to these ships subsequent to cessation of operations.

  During August 1998, Allin Interactive received notice from Norwegian Cruise Line ("NCL") that it intended to discontinue management fees subsequent to December 31, 1998 in accordance with the terms of their agreement. NCL subsequently agreed to a significantly reduced management fee for the interim period from January 1, 1999 until cessation of operations. Operation of the interactive television system aboard the Norwegian Dream ceased in April 1999. Allin Interactive will lose transactional revenue, including pay-per-view movies and gaming, and management fee revenue related to this ship subsequent to cessation of operations.

  Revenue and gross profit derived from interactive television and systems integration services for RCCL and NCL were:

                                               Royal Caribbean Cruise Lines                    Norwegian Cruise Line
                                      ---------------------------------------------  ----------------------------------------
                                       Three Months Ended        Three Months Ended   Three Months Ended   Three Months Ended
        (Dollars in thousands)           March 31, 1998            March 31, 1999        March 31, 1998      March 31, 1999
                                      ---------------------------------------------  ----------------------------------------
Shipboard Transactional Revenue &
 Management Fees                                  $  215                $ -0-                 $  38              $  39

Gross Profit                                         192                  -0-                    31                 28

Systems Integration Revenue                       $   14                $   5                 $ -0-              $ -0-
Gross Profit                                           9                    3                   -0-                -0-

% of Consolidated Revenue                            9.2%                 0.1%                 1.5%               0.6%
% of Consolidated Gross Profit                      14.8%                 0.1%                 2.3%               1.2%


5. Equity Transactions

  A total of 340,998 options for common shares, exercisable at an average exercise price of $3.25 per share were awarded under the Company's 1998 Stock Plan during the three months ended March 31, 1999. The exercise prices of the options awarded ranged from $3.00 per share to $3.25 per share. A total of 280,998 of the options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date, except that 78,750 will vest earlier in the event of a change in control of the Company, as defined in certain employment agreements. A total of 60,000 of the options will vest on the earlier to occur of May 15, 2001 or a change in control of the Company. See Item 11 - Executive Compensation of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information concerning the vesting of options in the event of a change in control of the Company. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. Non-vested options to purchase 3,800 shares of common stock awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1998 Stock Plan to purchase 337,198 shares of common stock remain outstanding as of March 31, 1999.

  During the three months ended March 31, 1999, vested options to purchase 1,120 shares and non-vested options to purchase 480 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. There were no options awarded under the 1997 Stock Plan during the three months ended March 31, 1999. Options granted under the 1997 Stock Plan to purchase 289,400 shares of common stock remain outstanding as of March 31, 1999.

  During the three months ended March 31, 1999, there were no options to purchase shares of the Company's common stock awarded or forfeited under the terms of the Company's 1996 Stock Plan. Options granted under the 1996 Stock Plan to purchase 233,400 shares of common stock remain outstanding as of March 31, 1999.

  During the three months ended March 31, 1999, a total of 5,967 restricted shares of the Company's common stock were forfeited due to their holders' termination of employment. The forfeited restricted stock reverted to treasury stock, which the Company has recorded at cost.

6.  Industry Segment Information

  Basis for Determining Segments

  The Company has determined the segments reported based on the types of services and products offered, which is consistent with management's method of evaluating the financial performance of segments.

  The term "Allin Consulting" is used to denote the collective operations of Allin Consulting-California and Allin Consulting-Pennsylvania. Allin Consulting provides technology consulting services oriented around solutions areas meeting customer needs for information technology infrastructure, business operations, and electronic business technology services. Segments related to Allin Consulting's operations include Information Technology Infrastructure, Business Operations, Electronic Business and Other, which reflects operational activity not attributable to the identified segments.

  The term "Interactive Media Solutions & Product Sales" is used to denote collectively the Company's operational activity related to interactive television and digital photography systems and applications as well as computer hardware and software sales. Allin Interactive provides specialized systems integration, consulting and operational services related to interactive television systems and applications. Allin Digital provides specialized systems integration and technical support for digital photography systems and also sells ancillary products related to digital photography operations. Allin Network sells computer hardware and software. These operations are grouped together, and are differentiated from the Company's other technology consulting solutions areas, because of the specialized nature of the interactive technology and because the sales activity and strategies for these operations involve projects with significant equipment components in addition to consultative expertise. Segments related to these operations include Interactive Television Systems Integration & Consulting, Interactive Television Transactional Revenue & Management Fees, Digital Imaging Systems Integration & Ancillary Products and Computer Hardware and Software Sales.

  The Company conducted a sports marketing business until the sale of its subsidiary SportsWave in September 1998. Results of SportsWave operations are reflected as discontinued operations on the Company's Consolidated Statements of Operations and accordingly, sports marketing is not included in segment revenue or gross profit information. Sports marketing is included as a segment for asset information as of March 31, 1998.

  Measurement Method

  The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Income and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

  Information on revenue derived from external customers is as follows:

(Dollars in thousands)                                           Revenue from External Customers
Three Month Periods ended March 31                                    1998               1999
                                                                 -------------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                             $    1,450            $1,014
Business Operations                                                      109             3,650
Electronic Business                                                        6                 3
Other                                                                      3                68
                                                                  ----------------------------
  Total Allin Consulting                                          $    1,568            $4,735

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting           $       23            $   83
Interactive Television Transactional Revenue & Management Fees           793               663
Digital Imaging Systems Integration & Ancillary Products                  16               609
Computer Hardware & Software Sales                                        99                43
                                                                  ----------------------------
  Total Interactive Media Solutions & Product Sales               $      931            $1,398
                                                                  ----------------------------

  Consolidated Revenue from External Customers                    $    2,499            $6,133
                                                                  ============================

  Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

(Dollars in thousands)                                              Revenue from Related Entities
Three Month Periods ended March 31                                      1998              1999
                                                                    -----------------------------

Technology Consulting                                                    $ 200              $  36
Interactive Television Systems Integration & Consulting                    ---                 21
Computer Hardware & Software Sales                                         176                 80
                                                                    -----------------------------

  Total Revenue from Related Entities in Other Segments                  $ 376              $ 137
                                                                    =============================

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

(Dollars in thousands)                                                        Gross Profit
Three Month Periods ended March 31                                      1998               1999
                                                                    -----------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                                    $  588            $  443
Business Operations                                                          44             1,119
Electronic Business                                                           2                 1
Other                                                                         2               (29)
                                                                    -----------------------------
  Total Allin Consulting                                                 $  636            $1,534

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting                  $   10            $   44
Interactive Television Transactional Revenue & Management Fees              704               593
Digital Imaging Systems Integration & Ancillary Products                      2               133
Computer Hardware & Software Sales                                           10                 7
                                                                    -----------------------------
  Total Interactive Media Solutions & Product Sales                      $  726            $  777
                                                                    -----------------------------

  Consolidated Gross Profit                                              $1,362            $2,311
                                                                    =============================

  Assets

  Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                                       Total Assets
As of March 31                                                           1998             1999
                                                                    -----------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                                    $ 4,125          $ 8,297
Business Operations                                                          639           12,179
Electronic Business                                                           19              259
Other                                                                        ---               59
                                                                    -----------------------------
  Total Allin Consulting                                                 $ 4,783          $20,794

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting                  $   190          $   256
Interactive Television Transactional Revenue & Management Fees             6,524            2,183
Digital Imaging Systems Integration & Ancillary Products                     254              952
Computer Hardware & Software Sales                                           222              113
                                                                    -----------------------------
  Total Interactive Media Solutions & Product Sales                      $ 7,190          $ 3,504

Sports Marketing                                                           3,315              ---
Corporate & Other                                                          4,420            1,650
                                                                    -----------------------------

  Consolidated Total Assets                                              $19,708          $25,948
                                                                    =============================

7.  Subsequent Events

a) Agreement to Exchange Series A Convertible, Redeemable Preferred Stock for Series C Preferred Stock

     During April and May 1999, the holders of all of the outstanding shares of the Company's Series A convertible, redeemable preferred stock agreed to exchange their shares for a like number of shares of the Company's Series C preferred stock, which has not yet been designated. There will be no mandatory redemption date for the Series C preferred stock whereas mandatory redemption is required on June 30, 2006 for the Series A preferred stock. Series C preferred stock will earn dividends at the rate of 8% per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends not paid by this date will compound thereafter at a rate of 12% per annum. After June 30, 2006, dividends will accrue at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. It is anticipated that the exchange of these securities, as well as the designation of the Series C preferred stock, will occur during the second quarter of 1999.

b) Agreement to Exchange Series B Redeemable Preferred Stock for Series D Preferred Stock

     During April 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B redeemable preferred stock agreed to exchange their shares for a like number of shares of the Company's Series D preferred stock, which has not yet been designated. There will be no mandatory redemption date for the Series D preferred stock whereas mandatory redemption is required for Series B Redeemable Preferred Stock on the earlier of August 13, 2003 or following certain asset sales by the Company, as defined in the Certificate of Designation for Series B Preferred Stock, which is filed as an exhibit to the Company's Current Report on Form 8-K dated as of August 13, 1998. Series D preferred stock will earn dividends at the rate of 6% per annum, payable quarterly. Series D preferred stock will be convertible into the Company's common stock on terms identical to those of Series B preferred stock. It is anticipated that the exchange of these securities, as well as the designation of the Series D preferred stock, will occur during the second quarter of 1999.

c)  Agreement to Exchange of Promissory Note for Series E Preferred Stock

     During April 1999, the holder of a promissory note issued by the Company with an outstanding principal balance of approximately $1,926,000 agreed to exchange the promissory note for 1,926 shares of the Company's Series E preferred stock having a liquidation preference of $1,000 per share, which has not yet been designated. There will be no mandatory redemption date for the Series E preferred stock. Series E preferred stock will earn dividends at the rate of 6% per annum, payable quarterly. The promissory note would have converted to the Company's common stock if the principal balance was not repaid prior to August 13, 2000. Series E preferred stock will be convertible to the Company's common stock on terms substantially identical to those of the promissory note. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of Series E preferred stock into the Company's common stock prior to August 13, 2000. It is anticipated that the conversion of the note into shares of Series E preferred stock, as well as the designation of the Series E preferred stock, will occur during the second quarter of 1999.

Item 2.

                               Allin Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three-month periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as well as the information discussed herein under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results and outcomes could differ materially as a result of such important factors including, among other things, the Company's limited operating history with its recent acquisitions; uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit, and liquidity; the risks inherent in development of new products and markets; certain customers' rights to terminate operations; competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating results, as well as other risks and uncertainties. See "Special Note on Forward-Looking Statements" below.

Overview of Organization, Products & Markets

     Allin Corporation (the "Company"), is a solutions oriented information technology consulting company that specializes in the development and deployment of Microsoft based technology solutions through five solutions practices: Information Technology Infrastructure, Business Operations, Electronic Business, Knowledge Management and Interactive Media Solutions. The Company delivers these services through the trade names of Allin Consulting, Allin Interactive and Allin Digital Imaging. In 1998, the Company was a Pittsburgh Technology 50 award recipient in recognition of its high rate of revenue growth among technology-based businesses in the Pittsburgh region.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of March 31, 1999, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one non-operating wholly owned subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary providing treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations.

     The Company's Annual Report on Form 10-K for the year ended December 31, 1998 presents a description of the Company's business as organized into two business units, Allin Consulting and Allin Systems. Allin Consulting consisted of the operating entities engaged in technology consulting services while Allin Systems consisted of the operating entities engaged in services related to interactive television, digital photography and computer hardware and software sales. During the first quarter of 1999, the Company reoriented its marketing and operational strategies to emphasize that all of its service and product offerings are intended to meet customers' needs for information technology solutions. The Company has adopted a customer-oriented marketing and operational approach that organizes operations into five solutions areas that are currently operating or that the Company is committed to developing in 1999. The five solutions areas are Information Technology Infrastructure, Business Operations, Electronic Business, Knowledge Management and Interactive Media. Management believes the prior presentation of Allin Consulting and Allin Systems as two business units does not properly emphasize the commonality of purpose of all of the Company's operations to meet customer needs for information technology solutions. Therefore, the Company will discontinue the prior presentation.

     Discussion and analysis of results of operations will follow the new operational model and will focus on the Company's solutions areas. Information technology infrastructure, business operations, electronic business and knowledge management solutions consulting are performed by Allin Consulting-California and Allin Consulting-Pennsylvania. The term "Allin Consulting" as used throughout this Report on Form 10-Q refers collectively to the two subsidiaries, Allin Consulting-California and Allin Consulting-Pennsylvania. Financial information is presented for these subsidiaries collectively due to the similarity of their service offerings. Interactive media solutions services are performed by Allin Interactive and Allin Digital. Allin Interactive provides specialized systems integration, consulting and operational services related to interactive television systems and applications. Allin Digital provides specialized systems integration and technical support for digital photography systems and also sells ancillary products related to digital photography operations. Interactive media solutions activity is discussed and analyzed separately from the Company's other technology consulting solutions areas because of the specialized nature of the interactive technology and because the sales activity and strategies for these operations involve projects with significant equipment components in addition to consulting expertise.
Allin Network's computer hardware and software sales, which are not material to the Company as a whole, are grouped with interactive media solutions for financial presentation. The term "interactive media solutions and product sales" is used to denote collectively the Company's operational activity related to interactive television and digital photography systems and applications as well as computer hardware and software sales.

     Allin Consulting utilizes a customer-oriented approach in its technology consulting operations. Management has structured Allin Consulting operations into solutions areas intended to meet customer needs for professional technology services in the following areas:

 . The Information Technology Infrastructure solutions area focuses on the underlying platforms and operating systems necessary to take advantage of today's technology capabilities and systems, including operating systems and general platform principles such as total cost of ownership and thin-client computing. Services include design, configuration, implementation and support of customer operating systems, management and maintenance of database platforms, messaging systems, information system security solutions, help desk support and application services such as message queing and transaction servers.

 . The Business Operations solutions area focuses on an organization's core information gathering processes including sales, finance, administration, logistics and manufacturing. Business Operations solutions may involve custom development or package implementation to improve operational efficiency or information flow.

 . The Electronic Business solutions area delivers systems that enable an organization to represent itself and its data electronically. Electronic Business solutions help clients improve information exchange with their customers, suppliers and other third parties. Electronic Business solutions emphasize Internet- and Intranet-based services including company portals, Extranet-based value chains and electronic commerce sites.

 . Knowledge Management solutions focus on the flow and processing of information within an organization. These solutions typically include data warehousing or work flow systems requiring expertise in business processes as well as the implementation of technology. These solutions will typically interface with the business operation transaction systems to access information from the captured data for wide accessibility within customer organizations. The Company has engaged a solutions area director to develop the Knowledge Management solution area in 1999.

     The customer-oriented strategic model for Allin Consulting's operations, with Information Technology Infrastructure, Business Operations, Electronic Business and Knowledge Management solutions areas, is intentionally similar to Microsoft's product and service groupings. Management believes this structural focus will foster more focused communication and interaction with the Microsoft organization and will promote the continued development of technological expertise within the Company focused on products and applications that closely correspond to particular disciplines of the Allin Consulting organization, although there can be no assurance that the strategic model will lead to increased revenue or profitability in the future. Management intends to enhance the Microsoft focus in Allin Consulting's operations through continued training and certification of its consultants and through joint marketing efforts with Microsoft. Both of the Allin Consulting operating entities are authorized as Microsoft Solutions Provider Partners. In March 1999, Allin Consulting-California was among four firms nominated as finalists for Microsoft Solutions Provider Partner of the Year in Northern California from among approximately fifty-five eligible firms. The Partner of the Year award honors those firms whose work and achievements have demonstrated excellence in Microsoft-oriented consulting services. Allin Consulting is also a member of Microsoft's Infrastructure Partner Advisory Council. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft infrastructure technology and who participate in the development of Microsoft's message and focus within its infrastructure products group. Management believes Allin Consulting's established relationship with Microsoft as a Solution Provider Partner and the quality of its services, as recognized by Microsoft, will position the Company to benefit from Microsoft's expected growth in infrastructure and interactive media products since Microsoft has historically relied on third parties extensively for custom development and integration services. No assurance can be given, however, that any growth or change in Microsoft's product sales will result in growth in the Company's revenue or improvements to its financial condition or results of operations.

     The Information Technology Infrastructure solutions area services for the client/server environment maintain a focus on Microsoft BackOffice technology including NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. This solutions area also creates network solutions that integrate Unix, Lotus, Oracle, Novell and IBM mainframe systems with Windows NT-based networks. Electronic Business performs solutions services for web applications using Visual InterDev and ASP with SQL Server and performs web-based development services using Java, Perl, CGI and HTML. Allin Consulting is a Microsoft certified provider of custom application development services utilizing Access, Visual C++, Visual Basic, Visual J++, SQL Server, Outlook, Excel and Visual Fox Pro. Business Operations utilizes this expertise in the development of solutions for customers' core information gathering processes.

     Allin Consulting's Business Operations solution area also provides consulting and custom development for mainframe systems, including application development, data base development and administration, and data communications development for IBM proprietary technology, intended to meet its clients' legacy system needs for special or deadline sensitive projects, peak and backlogged workloads, and specialized skill applications. Allin Consulting provides technical solutions including custom development for IBM MVS proprietary environments and mainframe development and support for Cobol, DB2, IMS DB/DC and CICS applications.

     Business Operations also provides specialized technology consulting services for the banking industry, including conversions for mergers and acquisitions, software product implementation, systems modification and support. The banking industry services are focused on development, implementation and management of Hogan IBA software applications, which are specialized products for the banking industry. Allin Consulting is expanding its bank consulting services to specialize in applications for deposits, lending, back office operations, product/service offerings and delivery/alternate delivery. Allin Consulting is able to support current technology systems devoted to automatic teller machines, call centers, interactive video kiosks, telephone and home banking operations.

     Allin Consulting currently generates revenue from fees under its contracts for technology consulting services for third party clients. Services have historically been provided on a time-oriented rather than fixed-price basis. Allin Consulting bases its operations in offices in Pittsburgh, Pennsylvania, Oakland and San Jose, California and Cleveland, Ohio.

     The Company's Interactive Media solutions area encompasses a range of specialized systems integration, consulting and other services focused on interactive streaming of video and digital imaging systems and applications. Allin Interactive currently focuses its marketing efforts on interactive television system sales and systems integration projects and consulting services specializing in interactive media design and applications. Allin Interactive is currently targeting its sales and marketing efforts on the healthcare, education and cruise industries.

     The Company believes demand for interactive services will increase in the healthcare industry as hospitals are driven to market better services and state of the art systems and to invest in labor saving tools such as interactive systems to improve the efficiency of their staffs by facilitating more efficient flow of information and order processing and a more flexible training process. The Company believes that an education industry market is emerging for interactive systems that can facilitate wide area networking connections and Internet and Intranet accessibility and that utilize on-demand educational video content that is both digital and analog based. The Company believes that the interactive television applications Allin Interactive has developed and implemented in the cruise and healthcare markets are well suited for application to the education industry. There can be no assurance, however, that Allin Interactive will be successful in selling interactive television systems and services to the healthcare and education industries during 1999 and beyond or that any business obtained from these industries will result in the desired improvements to the Company's financial condition or results of operations.

     The majority of historical activity for Allin Interactive's interactive television and systems integration services has been concentrated in the cruise industry. Services provided for the cruise industry remained the dominant operating activity during the first quarter of 1999 despite the reorientation of marketing efforts to include additional target industries as described above. Management believes that the newer, larger ships that are being developed within the cruise industry will require a heightened level of automation to effectively service the larger number of cruise passengers. Allin Interactive's historical operations within the cruise industry have resulted in the development of many applications that could be readily implemented on new ships. In May 1999, Allin Interactive entered a $1.9 million contract with Royal Caribbean Cruises Ltd. ("RCCL") to develop and install an interactive television system for RCCL's new Eagle Class ship Voyager of the Seas. The new system will use web technology to enable RCCL passengers to use the cabin televisions to access a variety of services such as previewing and reserving shore excursions, watching on-demand movies and informational videos, ordering room service and reviewing shipboard activities. It is anticipated that the Voyager of the Seas will be the world's largest cruise ship upon its introduction to service, currently scheduled for November 1999. There can be no assurance, however, that Allin Interactive will obtain additional system sales in the cruise industry in the future or that any sales made will result in the desired improvements to the Company's financial condition or results of operations.

     Allin Interactive continues to operate interactive television systems installed on cruise ships between 1995 and 1997 on an owner-operator model from which it derives transactional revenue from pay-per-view movies and video gaming and management fees. Allin Interactive has not marketed additional systems on this basis since early 1997. Revenue from interactive television operations during the first quarter of 1999 resulted primarily from transactional interactive services such as pay-per-view movies and video gaming and from management fees derived from cruise lines for operation of the systems. During the three months ended March 31, 1999, Allin Interactive operated interactive systems on eight cruise ships, including five Celebrity Cruises, Inc. ("Celebrity") ships, two Carnival Cruise Lines ("Carnival") ships and one Norwegian Cruise Lines ("NCL") ship. During the first quarter of 1998, Allin Interactive additionally operated systems aboard three RCCL ships. Operations for the three RCCL systems ceased in the second quarter of 1998. Operation of the interactive television system aboard the NCL ship Norwegian Dream ceased in April 1999. Transactional, management fee and systems integration revenue and gross profit derived from operations for RCCL (1998 only) and NCL represented approximately 10.7% and 17.1% of the Company's consolidated revenue and gross profit, respectively, during the first quarter of 1998, and approximately 0.7% and 1.3% of the Company's consolidated revenue and gross profit, respectively, during the first quarter of 1999. Allin Interactive's agreement with Carnival allows Carnival to discontinue services or management fees after specified notice periods, so there can be no assurance that transactional revenue or management fees will continue to be earned for all ship systems currently in operation.

     During the first quarter of 1998, the Company implemented a new strategy for its digital photography operations, providing system integration services related to digital photography systems for professional and commercial photography businesses. Allin Digital also provides technical support and ancillary product sales for digital photography. Allin Digital's systems integration projects have to date been conducted on a fixed-price basis. Allin Digital's growth is dependent on continued identification and effective marketing to new customers. Allin Digital has been effective to date at generating ancillary sales from the majority of customers for which it has performed systems integration services, although there can be no assurance that increases in revenue will continue to be realized.

     The hardware and software configurations Allin Digital provides for systems integration customers utilize, for the most part, readily available "off the shelf" components purchased from third parties. However, Allin Digital released a proprietary portrait viewing and selling system in August 1998 named Portraits Online. This product, sold as a digital system add-on, allows the portrait studio's customers to view and order their portraits on a touchscreen monitor immediately following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the Portraits Online Internet site. The Company believes the Portraits Online features offer it a competitive advantage over competing integration services because of the functionality and sales opportunity advantages it presents to potential customers. There can be no assurance, however, that the Company will be successful in continuing to generate increased sales because of the Portraits Online system or that sales obtained will result in the desired improvements to the Company's financial condition or results of operations. There can also be no assurance that competitors will not develop similar or superior products which may adversely affect Allin Digital's sales efforts.

     Allin Network's historical operations for computer product sales have been predominantly in support of related companies. Third party business has been primarily obtained in connection with Allin Consulting engagements for consulting services. Allin Network's product offerings include most computer-related hardware and software available in the marketplace. It has historically maintained very little in inventory, relying on product availability and prompt delivery from its suppliers.

     Allin Interactive's interactive television operations are conducted primarily through technical and administrative personnel based in its Ft. Lauderdale, Florida office and through system operators located onboard the ships on which systems are in operation. It is expected that technical personnel based with the Florida operations will be primarily responsible for any interactive system installations Allin Interactive is successful in obtaining during 1999. Allin Digital's operations are managed from the Company's Pittsburgh, Pennsylvania office while installations are performed at the respective clients' locations. Technical resources necessary for installations and technical support are obtained by utilizing Allin Interactive personnel and independent contractors. Hardware and software sales operations are conducted from the Company's Oakland, California and Pittsburgh, Pennsylvania offices.

Results of Operations:
---------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     The September 1998 sale of SportsWave, Inc. ("SportsWave") has been treated as the disposal of a segment since SportsWave included all of the Company's sports marketing activities. The results of operations of SportsWave for the three months ended March 31, 1998 and an adjustment to the gain on disposal recognized during the three months ended March 31, 1999 are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave for the three months ended March 31, 1998 and 1999.

Revenue

     The Company's total revenue for the three months ended March 31, 1999 was $6,133,000, an increase from total revenue of $2,499,000 for the three months ended March 31, 1998. The increase of $3,634,000, or 145%, between the periods is attributable primarily to a $3,167,000, or 202%, increase in revenue for Allin Consulting operations. This increase is the result of the inclusion of revenue from Allin Consulting-Pennsylvania in the 1999 period. Allin Consulting-Pennsylvania was acquired in August 1998, resulting in an approximate tripling of monthly technology consulting revenue immediately prior to the acquisition.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $4,735,000 during the three months ended March 31, 1999, including $3,650,000 for the Business Operations solutions area, $1,014,000 for Information Technology Infrastructure, $3,000 for Electronic Business and $68,000 in other revenue. Comparable first quarter 1998 revenue was $1,568,000 in total, including $109,000 from Business Operations, $1,450,000 from Information Technology Infrastructure, $6,000 from Electronic Business and $3,000 in other revenue.

     The substantial increase in Business Operations revenue of $3,541,000 is attributable to the acquisition of Allin Consulting-Pennsylvania. The specialized bank consulting operations of Allin Consulting-Pennsylvania focus on this solutions area, as well as a significant portion of Allin Consulting-Pennsylvania's Pittsburgh consulting operations. Allin Consulting-California has also experienced a significant growth in Business Operations revenue between the quarters due to a change in the mix of its solution area revenue. Another factor contributing to the growth of Allin Consulting-California's Business Operations solutions area was the November 1998 acquisition of MEGAbase, Inc. ("MEGAbase") and its subsequent merger into Allin Consulting-California's operations.

     The decline in Information Technology Infrastructure revenue of $436,000 between the periods is attributable to the shift in Allin Consulting-California's business toward Business Operations. In the first quarter of 1998, Allin Consulting-California's operations had been very focused on the infrastructure area, with that solution area representing over 90% of quarterly technology consulting revenue.

     Electronic business is a developing area of technology. Allin Consulting's Electronic Business solutions area did not undertake significant projects of this type in either of the first quarters of 1998 or 1999. Allin Consulting is committed to further development of this solutions area and recently engaged a solutions director to manage the growth of this practice. Similarly, the Company is committed to the development of the Knowledge Management solutions area in 1999 and has also engaged a solutions director for this area. Revenue has not been recognized to date for the Knowledge Management solutions area.
The Company expects growth in the Knowledge Management solutions area will be generated from a Solutions Provider relationship with FileNET, a large provider of workflow and document management systems, which the Company expects to implement shortly.

     Allin Consulting's expertise with Microsoft operating systems and software, which have and are expected to continue to increase in dominance, has contributed to the overall growth of the technology consulting business, as demand has increased for consultants capable of developing specialized applications built around Microsoft products. Since there is typically period to period variability among clients utilizing Allin Consulting's services, the distribution of projects among Allin Consulting's solutions areas and the size and scope of projects undertaken, there can be no assurance that similar revenue levels or increases will be realized in future periods. The Company intends to pursue growth in technology consulting services during the remainder of 1999 primarily through increased sales and marketing efforts, although additional acquisitions of existing businesses will be considered. There can be no assurance, however, that the Company will be able to identify suitable and available acquisition opportunities, reach agreement with any identified candidate, or obtain the capital necessary for additional acquisitions. There also can be no assurance that the Company will be successful in maintaining or expanding Allin Consulting's level of revenue or gross profit.

     Revenue from interactive media solutions and product sales was $1,398,000 for the three months ended March 31, 1999, as compared to $931,000 for the three months ended March 31, 1998. The increase in revenue of $467,000, or 50%, was primarily attributable to substantial revenue growth in digital imaging systems integration services and ancillary product sales.

     Allin Interactive recorded revenue of $746,000 during the three months ended March 31, 1999, including $663,000 for shipboard transactional revenue and management fees and $83,000 for interactive television systems integration and consulting services. Comparable first quarter 1998 revenue was $816,000 in total, including $793,000 for shipboard transactional revenue and management fees and $23,000 for interactive television systems integration services. The decline between periods in transactional revenue and management fees of $130,000 is attributable primarily to the decrease in the number of operating shipboard interactive television systems from eleven to eight between the periods. The increase in interactive television systems integration and consulting revenue of $60,000 from the first quarter of 1998 to the first quarter of 1999 is attributable to the introduction of consulting services specializing in interactive television technology and applications development between the periods. During the first quarter of 1999, Allin Interactive completed a significant consulting engagement with RCCL to prepare design specifications for an interactive television system anticipated to be installed on RCCL's new cruise ship Voyager of the Seas. In May 1999, Allin Interactive entered a $1.9 million contract with RCCL to develop and install the interactive television system for the Voyager of the Seas.

     Allin Digital recognized revenue of $609,000 during the three months ended March 31, 1999 for digital imaging systems integration services and ancillary product sales, as compared to $16,000 for the three months ended March 31, 1998. The increase in revenue from digital photography operations of $593,000 between the periods is attributable to the Company's change in strategy in early 1998 to become a provider of systems integration services for the installation of digital photography systems, a provider of technical support, and a seller of ancillary products related to the systems. The timing of the reorientation of Allin Digital operations to follow the new strategy precluded significant sales activity during the first quarter of 1998. Significant revenue growth was achieved under the new strategy during the final three quarters of 1998. Another significant increase was obtained in the first quarter of 1999 with quarterly revenue exceeding 50% of that realized for the full year of 1998. There can be no assurance, however, that either the current revenue level or increases in revenue will continue to be realized.

     Allin Network recognized $43,000 in revenue for computer hardware and software sales in the first quarter of 1999, as compared with $99,000 during the first quarter of 1998. The decline is attributable to one comparatively large sale of $72,000 being included in the first quarter of 1998. There were no sales of comparable size in the first quarter of 1999.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $3,822,000 during the three months ended March 31, 1999 as compared to $1,137,000 during the three months ended March 31, 1998. The primary reason for the increase in cost of sales of $2,685,000 between the periods was the $2,269,000 increase in cost of sales for Allin Consulting's technology consulting services, which corresponded to a substantial revenue increase from these services. The increases in cost of sales are primarily attributable to the inclusion of Allin Consulting-Pennsylvania's operations in the 1999 quarterly period. Gross profit of $2,311,000 was recognized during the first quarter of 1999, as compared with $1,362,000 during the prior-year quarter, an increase of $949,000, or 70%. Again, the increase in gross profit is mainly attributable to the inclusion of Allin Consulting-Pennsylvania's operations in the first quarter of 1999. The percentage increase in gross profit between the periods was lower than that of revenue due to significant growth in the Business Operations solutions area and digital photography services. The majority of the acquired entities' Business Operations activity has traditionally been delivered through a staffing model, which typically carries a lower margin than the project solutions model used predominantly in the Company's other technology consulting services. Digital photography systems integration projects include a significant equipment component which typically carries a lower margin than services.

     Allin Consulting recorded a total of $3,201,000 for cost of sales for technology consulting during the three months ended March 31, 1999, including $2,531,000 for the Business Operations solutions area, $571,000 for Information Technology Infrastructure, $2,000 for Electronic Business and $97,000 for other cost of sales. Comparable first quarter 1998 cost of sales was $932,000 in total, including $65,000 for Business Operations, $862,000 for Information Technology Infrastructure, $4,000 for Electronic Business and $1,000 for other cost of sales. Increases in cost of sales are also attributable to the factors that resulted in increases in revenue for these services, primarily the acquisition of Allin Consulting-Pennsylvania and increased demand for Microsoft focused services. Gross profit for the three months ended March 31, 1999 was $1,534,000 related to technology consulting, including $1,119,000 for Business Operations, $443,000 for Information Technology Infrastructure, $1,000 for Electronic Business and a gross loss of $29,000 on other services. Comparable first quarter 1998 gross profit was $636,000 in total, including $44,000 for Business Operations, $588,000 for Information Technology Infrastructure, $2,000 for Electronic Business and $2,000 for other services. Again, the substantial increase in consulting revenue is principally responsible for the increase in gross profit.

     Cost of sales for interactive media solutions and product sales was $621,000 in total for the first quarter of 1999, as compared with $205,000 for the comparable period of 1998. The increase in cost of sales resulted from the substantial increase in digital photography operations between the periods. Gross profit on interactive media solutions and product sales was $777,000 for the first quarter of 1999, as compared with $726,000 for the first quarter of 1998.

     Allin Interactive recorded a total of $109,000 for cost of sales during the three months ended March 31, 1999, including, $70,000 related to pay-per-view movies and $39,000 for interactive television systems integration and consulting services. Comparable first quarter 1998 cost of sales was $102,000, including $89,000 for pay-per-view movies and $13,000 for systems integration services. The decrease in cost of sales for pay-per-view movies between the periods is attributable to three fewer shipboard interactive television systems operating during the first quarter of 1999 and corresponds with a decrease in revenue.
The increase in cost of sales for interactive television systems integration and consulting is attributable to the addition of consulting activity between the periods. Gross profit recognized by Allin Interactive during the three months ended March 31, 1999 was $637,000, including $593,000 from shipboard transactional revenue and management fees and $44,000 from interactive television systems integration and consulting services. Comparable first quarter 1998 gross profit amounts were $714,000 in total, including $704,000 from shipboard transactional revenue and management fees and $10,000 from systems integration. The overall decrease in gross profit between the periods was $77,000, due primarily to the decrease in the number of operating ship systems between the periods. There is no cost of sales associated with management fees. The increase in gross profit for interactive television systems integration and consulting is primarily attributable to the addition of consulting activity between the periods.

     Allin Digital recognized cost of sales on its digital imaging operations of $476,000 for the three months ended March 31, 1999 as compared with $14,000 for the three months ended March 31, 1998. The increase in cost of sales for digital photography operations is attributable to the substantial increase in revenue under the new operating strategy. Allin Digital recognized gross profit of $133,000 for the first quarter of 1999 as compared with $2,000 for the first quarter of 1998. Again, the substantial increase in revenue under the new operating strategy resulted in the increase to gross profit.

     Allin Network recognized cost of sales of $36,000 on computer hardware and software sales during the first quarter of 1999 as compared with $89,000 during the first quarter of 1998. Gross profit declined from $10,000 to $7,000 between the quarterly periods. The declines were attributable to the inclusion of a comparatively large sale in the 1998 period.

Selling, General & Administrative Expenses

     The Company recorded $3,073,000 in selling, general & administrative expenses during the three months ended March 31, 1999, as compared with $3,104,000 during the three months ended March 31, 1998, a decrease of $31,000, or 1% between the periods.

     There are a number of unusual items impacting both periods, as described in the following paragraphs, including writedowns for non-recoverable portions of ship interactive systems, severance accruals and a writedown of assets related to Allin Consulting-Pennsylvania's move from its former office in Pittsburgh.

     The capitalized costs of interactive television systems on ships include costs related to the installation of equipment that are not recoverable and cost for equipment that is not economically feasible to remove upon termination of system operation. During the three months ended March 31, 1998, Allin Interactive recorded a loss of approximately $232,000 to writedown the non-recoverable portions of capitalized interactive television systems aboard the RCCL ships Enchantment of the Seas, Majesty of the Seas, and Rhapsody of the Seas due to its March 1998 agreement with RCCL for termination of system operations.

     During the three months ended March 31, 1998, a severance accrual of approximately $491,000 was recorded in connection with certain executive management changes undertaken in connection with the reorganization of the Company's operations in early 1998, including the Company's President, Chief Operating Officer and an administrative assistant. An adjustment of $15,000 was also recorded in the first quarter of 1998 to reflect additional severance costs related to a 1997 severance accrual. During the three months ended March 31, 1999, a severance accrual of approximately $208,000 was recorded due to the Company's termination of the employment contract for its President.

     During the first quarter of 1999, the Company recorded a writedown of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office in February 1999. The assets written down were disposed of or were not anticipated to be utilized subsequent to the move.

     The totals reflected in selling, general and administrative expense related to these unusual items were $309,000 and $738,000, respectively, for the three-month periods ended March 31, 1999 and 1998. Net of the unusual items, remaining selling, general and administrative expenses were $2,764,000 and $2,366,000, respectively, for the 1999 and 1998 periods. The increase of $398,000, or 17%, resulted from the addition of selling, general and administrative expense related to the operations of the two acquired entities, Allin Consulting-

Pennsylvania and MEGAbase, between the periods. The Company has achieved a 145% increase in revenue between the periods, primarily from acquisition activity, while holding its selling, general and administrative expenses, net of unusual items, for the expanded operations to an increase of only 17%. The level of expenses incurred in relation to revenue in the first quarter of 1999 may not be indicative of future results.

     Depreciation and amortization were $626,000 during the three months ended March 31, 1999 as compared to $967,000 during the three months ended March 31, 1998. The decline is due to 1998 writedowns in capitalized interactive television system assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $6,000 during the first quarter of 1999, as compared to $23,000 during the first quarter of 1998. The reduction in expense reflects the Company's continued move to being a provider of consulting and systems integration services and away from proprietary technological systems.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased from $1,684,000 for the three months ended March 31, 1998 to $856,000 for the three months ended March 31, 1999. The decrease in loss from operations of $828,000, or 49%, resulted primarily from the $949,000 increase in gross profit between periods due to growth in the technology consulting business, partially offset by a $139,000 change from a net interest income to net interest expense position between the periods. Exclusive of the severance accrual and asset writedown for Allin Consulting-Pennsylvania's office move totalling $309,000 and non-cash expenses for depreciation and amortization of $626,000, operating income from continuing operations would have been $79,000 for the three months ended March 31, 1999.

Discontinued Operations

     The Company recorded a loss from the operation of its discontinued sports marketing business of $62,000 during the first quarter of 1998. During the first quarter of 1999, the Company recognized a gain of $5,000 on the disposal of SportsWave. The gain resulted from an adjustment of a previously accrued liability for professional services related to the disposal.

Net Loss

     The Company's net loss for the three months ended March 31, 1999 was $851,000, as compared to $1,746,000 for the three months ended March 31, 1998. The decrease in net loss between the periods resulted primarily from improvements to gross profit as described above.

Liquidity and Capital Resources

     At March 31, 1999 the Company had cash and liquid cash equivalents of $2,194,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1998 was a decrease of $316,000. The net cash used during the first quarter of 1999 resulted from net uses of approximately $591,000 from operating activities and $123,000 from financing activities, partially offset by net cash provided of approximately $398,000 from investing activities.

     The Company recognized a net loss for the quarter ended March 31, 1999 of $851,000. Included in the net loss were non-cash expenses of $681,000 including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation and losses from write-down or sale of assets, resulting in net cash used of $170,000 related to the income statement. The remaining net use from operating activities of $421,000 was caused by working capital adjustments, primarily increases in accounts receivable and inventory.

     The net cash used for financing activities during the first quarter of 1999 related to partial repayments of notes and credit facilities and preferred stock dividends. The net cash provided from investing activities during the first quarter was generated primarily by collection of a note receivable of $463,000 related to the sale of SportsWave.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 1999, maximum borrowing availability under the S&T Loan Agreement was approximately $2,527,000. The outstanding balance as of March 31, 1999 was $1,465,000. The expiration date of the S&T Loan Agreement is September 30, 1999. During the third quarter of 1999, the Company expects to solicit a renewal proposal for the S&T Loan Agreement as well as proposals for replacement of the facility from other financing sources. There can be no assurance, however, that the Company will successfully renew or replace its current credit facility or that renewal or replacement, if any, will be on terms as favorable to the Company as its present facility. Absent renewal or replacement of the current credit facility or infusion of capital from another source, the Company believes that available funds and cash flows expected to be generated from operations will be sufficient to meet its working capital and capital expenditure needs for existing operations for several months following expiration of the current credit facility.

     Currently, borrowings may be made under the S&T Loan Agreement for general working capital purposes, and initially could also be made to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of Allin Consulting-Pennsylvania. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition related debt. This borrowing remains outstanding as of March 31, 1999.

     Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During the first quarter of 1999, the applicable interest rate was 8.75%. The applicable interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. The Company recorded approximately $22,000 in interest expense related to this revolving credit loan for the three-month period ended March 31, 1999. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

     The S&T Loan Agreement includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The Company and its subsidiaries, except for Allin Consulting-California and Allin Holdings, are required to maintain depository accounts with S&T Bank, in which accounts the bank has a collateral interest.

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K dated as of September 30, 1998. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series B preferred shares or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. S&T Bank has granted the Company a three-month waiver of the cash flow covenant effective as of March 31, 1999. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As of March 31, 1999, the Company had a balance due on a line of credit with Wells Fargo Bank of approximately $22,000. This credit facility was originally obtained by MEGAbase to finance equipment purchases. The outstanding balance was assumed by the Company upon acquisition of MEGAbase. Outstanding borrowings under the line of credit bore interest ranging from 9.50% to 9.85% and were to mature in May 2003. Interest was fixed on the date of each principal borrowing. Repayment of principal and interest was to be over five years for each borrowing. No additional borrowings were permitted under this facility after June 5, 1998. During April 1999, balances due Wells Fargo Bank under these credit facilities were repaid in full.

     As of March 31, 1999, the Company has outstanding $2,500,000 in liquidation preference of Series A Convertible Redeemable Preferred Stock. Accrued but unpaid dividends on the Series A preferred stock were approximately $578,000 as of March 31, 1999. Dividends are payable at a rate of 8% and are cumulative. The Company is not obligated to pay dividends on Series A preferred stock until June 30, 2006, unless shares are redeemed by the Company earlier. The S&T Loan Agreement prohibits payment of dividends on Series A preferred stock during the term of the agreement. During April and May 1999, the holders of all of the outstanding shares of the Company's Series A preferred stock agreed to exchange their shares for a like number shares of the Company's Series C preferred stock, which has not yet been designated. There will be no mandatory redemption date for the Series C preferred stock whereas mandatory redemption is required on June 30, 2006 for the Series A preferred stock. Series C preferred stock will earn dividends at the rate of 8% per annum, compounded quarterly until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends not paid by this date will compound thereafter at a rate of 12% per annum. After June 30, 2006, dividends will accrue at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. It is anticipated that the exchange of these securities, as well as the designation of the Series C preferred stock, will occur during the second quarter of 1999.

     In August 1998, the Company sold 2,750 shares of Series B Redeemable Preferred Stock, and related warrants to purchase shares of common stock, at the purchase price of $1,000 per Series B share. The Series B preferred stock is convertible into the Company's common stock. Until and including August 13, 1999, the first anniversary of the original issuance of the Series B preferred shares, each share will be convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 price prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania or (b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of (i) 85% of the closing price of the common stock as reported by Nasdaq on the trading date prior to the date of conversion, or (ii) $2.00. After the first anniversary of the original issuance of Series B preferred shares, each share is convertible into the number of shares of common stock determined by (a) above, or (b) if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on the trading date following the first anniversary
of the closing date.   Purchasers of Series B shares received warrants to
purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per share, the price of the common stock as of the last trading day prior to the Allin Consulting-Pennsylvania closing. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series A Convertible Redeemable Preferred Stock. Series B shareholders are entitled to receive payment of cumulative quarterly dividends at a rate of 6% payable in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on the Series B preferred stock were approximately $27,000 as of March 31, 1999. During April 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B redeemable preferred stock agreed to exchange their shares for a like number of shares of the Company's Series D preferred stock, which has not yet been designated. There will be no mandatory redemption date for the Series D preferred stock whereas mandatory redemption is required for Series B preferred stock on the earlier of August 13, 2003 or following certain asset sales by the Company, as defined in the Certificate of Designation for Series B preferred stock. Series D preferred stock will earn dividends at the rate of 6% per annum, payable quarterly on the same dates as Series B preferred stock dividends. Series D preferred stock will be convertible into the Company's common stock on terms identical to those of Series B preferred stock. It is anticipated that the exchange of these securities, as well as the designation of the Series D preferred stock, will occur during the second quarter of 1999.

     The August 1998 acquisition of Allin Consulting-Pennsylvania included the delivery by the Company of a note payable in the principal amounts of $2,000,000 to the former majority owner of Allin Consulting-Pennsylvania, James S. Kelly, Jr. During March and April 1999, the note balance was reduced for Allin Consulting-Pennsylvania's payment of $73,321 of tax liabilities related to the pre-acquisition period. The note bears interest at the rate of 6% payable quarterly on the first business day of each calendar quarter. As of March 31, 1999, approximately $31,000 of interest was accrued but unpaid on the note. The principal amount of the note matures August 13, 2000. The principal amount of the note is convertible at maturity, if not repaid by the Company, into the Company's common stock at a conversion rate equal to that used for the stock issued in the Allin Consulting-Pennsylvania acquisition of $4.406 per share or, at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding maturity, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of the note payable will be able to convert the note into the Company's common stock prior to August 13, 2000, as described in the Company's Current Report on Form 8-K dated as of August 13, 1998. During April 1999, the holder agreed to exchange the promissory note for 1,926 shares of the Company's Series E preferred stock having a liquidation preference of $1,000 per share, which has not yet been designated. There will be no mandatory redemption date for the Series E preferred stock. Series E preferred stock will earn dividends at the rate of 6% per annum, payable quarterly on the same dates as the note interest payments. Series E preferred stock will be convertible to the Company's common stock on terms substantially identical to those of the promissory note. If converted, the Company will record any issuance of common stock based on the market price on the date of conversion. It is anticipated that the conversion of the note into shares of Series E preferred stock, as well as the designation of the Series E preferred stock, will occur during the second quarter of 1999.

     The anticipated exchanges of securities described above are being undertaken for purposes of enhancing the Company's future liquidity by removing mandatory redemption requirements, strengthening the Company's balance sheet by increasing equity, improving the Company's results of operations by replacing interest expense with dividends and maintaining compliance with the Nasdaq Stock Market's National Market listing requirements.

     The Company has outstanding a note payable to Les D. Kent in the amount of $2,000,000 related to the November 1996 acquisition of Allin Consulting-California and the November 1998 amendment of the original note for contingent payments relating to the acquisition. The amended note provides for two principal payments of $1,000,000 each plus any accrued interest due on April 15, 2000 and October 15, 2000. The Company may, however, defer payment of principal at its option until April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. The Company has accrued interest of approximately $336,000 as of March 31, 1999. Accrued interest is payable quarterly beginning on April 15, 2000. The Company believes that the ability to defer principal payments will be beneficial to its liquidity over the next five years.

     The agreement for the Company's November 1998 acquisition of MEGAbase provides for contingent payments of up to $800,000, to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as provided in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder, Mark Gerow, is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeds $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's common stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or (c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. The contingent payment date shall be no later than March 31, 2000, unless the Company selects
(c) above, under which 50% of the principal due shall be payable no later than March 31, 2000 and 50% due one year later. Emerging Issues Task Force Issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including the terms of continuing employment, the components of the shareholder group, the reasons for contingent payment provisions, the formula for determining contingent consideration and the other agreements and issues. The Company's analysis of these factors indicates that any contingent payments due will be recorded as additional cost of the acquired enterprise. Key factors in the evaluation include the Company's ability to control the form of principal payments and the similarity of the development practice as defined to the pre-acquisition MEGAbase organization.

     The Company expects interactive television research and development activities during the remainder of 1999 to focus on five areas. Allin Interactive is developing modifications to existing and development of new software interfaces for interactive television applications to integrate new hardware components and technology from On Command Corporation ("On Command") for utilization in future interactive projects. Any new system orders obtained, such as the $1.9 million agreement entered into with RCCL in May 1999, will necessitate some modification of existing content and applications or development of new interactive applications that meet the specific needs of the client. Module development and modification of this type will only be conducted as systems integration or consulting business is obtained. Allin Interactive intends to pursue development of interactive applications based on NetShow Theatre, an emerging Microsoft product for delivering broadcast-quality video content to personal computer networks. The fourth area of development focuses on delivery of interactive content and services across additional types of information networks. Research to date on alternate network types has been performed in conjunction with interested technology industry parties. The Company anticipates further research and development activities in 1999 related to Allin Digital's Portraits Online system for on-line viewing of digital photographic images from an Internet based database archive. Efforts will focus on Portraits Online system improvements, added functionality, and modifications necessary to integrate additional third party software and hardware components necessary to expand Allin Digital's product portfolio. The Company incurred approximately $6,000 in research and development expense in the first quarter of 1999 and currently anticipates expenditures of approximately $65,000 during the remainder of 1999. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions warrant.

  Capital expenditures during the three months ended March 31, 1999 totaled approximately $78,000 and related primarily to furniture and leasehold improvements related to the relocation of Allin Consulting-Pennsylvania's Pittsburgh staff to the corporate headquarters office and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. The Company anticipates capital expenditures of approximately $285,000 during the remainder of 1999 for upgrades of computer hardware and software in all of its operations. Business conditions and management's plans may change during the remainder of 1999, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     As discussed above, the S&T Loan Agreement expires September 30, 1999. So long as a credit facility substantially similar to the current facility remains in place, the Company believes, in light of its current operations as discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by its current operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twenty-four months. Absent renewal or replacement of the credit facility or infusion of capital from another source, the Company believes that available funds and cash flows expected to be generated from operations will be sufficient to meet its anticipated cash needs for several months following expiration of the current credit facility. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.



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

State of Readiness

     The Company has established an internally staffed project team to address Year 2000 issues. The team is implementing a plan that focuses on Year 2000 compliance efforts for information and non-information technology systems for the entire Company. The systems include (1) information systems software and hardware such as accounting systems, personal computers, servers and software,
(2) shipboard equipment, including the Company's interactive systems currently aboard seven cruise vessels and (3) certain essential non-information technology systems such as telephones and HVAC. The Company has identified five phases for the project team to address for each of the Company's risk areas. These phases are (1) an inventory of the Company's systems described above, (2) assessment of the systems to determine the risk and apparent extent of year 2000 problems, (3) remediation of identified problems, (4) testing of systems and products for Year 2000 readiness and (5) contingency planning for the worst-case scenario.

     Inventories have been completed for all Company software applications, hardware and shipboard operating systems, and the Company expects to complete an inventory of at-risk non-information technology systems by the second quarter of
1999.   The project team has substantially completed an assessment of compliance issues related to the Company's information hardware and software. The Company undertook significant testing of shipboard equipment during the assessment phase with no significant failures experienced to date. Thus far, the task force believes that the Company's main accounting system is Year 2000 compliant, but it has identified a problem in certain of the Company's information hardware programming related to the accounting system. Remediation of this identified problem as well as other hardware and software problems that may be identified is expected to begin in the second quarter of 1999 and to be completed early in the third quarter of 1999. The Company expects that additional testing of all critical systems will be conducted during the third and fourth quarters of 1999. The Company has identified and created a list of its third party software manufacturers and is either contacting them directly or monitoring their products through published information concerning Year 2000 compliance. The Company has solicited and intends to continue to solicit information regarding its internal non-information technology systems such as telephones and HVAC during the second quarter of 1999. To date the Company has identified a problem with the telephone system in its Cleveland, Ohio office which has been remediated. Any additional required remediation and testing of the Company's non-information technology systems is expected to be completed during the third quarter of 1999. The Company is also soliciting or monitoring information regarding the cruise lines' onboard billing systems, which interface with the Company's interactive systems. Any issues raised through these solicitations will be remediated, if possible, or addressed in the Company's contingency plans.

     Although the Company's material supply requirements can predominantly be filled by a large number of suppliers, the Company has implemented a program to track the Year 2000 compliance status of its material vendors and suppliers. Material vendors and suppliers have been surveyed to ascertain their risks associated with Year 2000 issues, their state of readiness and the potential for disruption of business operations. Similarly, the Company has also implemented a program to survey and track the Year 2000 compliance status of its material customers.

     Approximately 35% of the 381 surveys circulated to suppliers, vendors and customers have been returned to date. The responses that have been received do not indicate any material risk to the Company from these suppliers, vendors and customers as a result of the Year 2000 problem. The Company's project team expects to evaluate any information obtained from additional surveys received as well as other publicly available information on material suppliers, vendors and customers during the remainder of the second quarter of 1999. The project team will analyze, to the extent information is available, the risk that disruption of customers', vendors' and suppliers' business operations from Year 2000 issues may negatively impact the Company. Potential risks could arise from failure of customers' vendor payment systems or cancellation or delay of service engagements for the Company. Potential risks could also arise if significant suppliers or service providers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them. The Company intends to circulate second requests for information by the end of the second quarter of 1999 to any material vendors, suppliers and customers who have not responded to the Company's survey.

     Management believes that information obtained through evaluation of surveys received and research of publicly available information addressing these matters through the end of the second quarter of 1999 will provide sufficient time to develop alternate service plans, such as requirement for payments in advance prior to the end of 1999 or rescheduling of engagements for customers with high
risk of business disruption due to Year 2000 issues.   Management believes that
this will also provide sufficient time to find other sources of materials if information obtained indicates that any of its vendors may encounter delivery problems due to Year 2000 issues. There can be no assurance, however, that the Company will be successful in identifying customers with significant Year 2000 risk. There can also be no assurance that the Company will be successful in finding alternative Year 2000 compliant suppliers and vendors, if required. In the event that any of the Company's significant customers, vendors and suppliers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them, the Company's business or operations could be adversely affected.

Risks of Company's Year 2000 Issues

     The Company is in the process of determining its contingency plans, which are expected to include the identification of the Company's most reasonably likely worst-case scenarios. At this time, the Company does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, the Company believes that the most reasonably likely sources of risk to the Company include one or more of the following: (1) the disruption of revenue production from the seven interactive television systems aboard cruise ships that may be in operation as of January 1, 2000, through failures in the systems or the failure of the cruise lines' shipboard billing systems; (2) reduced opportunities for technology consulting engagements due to clients' or potential clients' Year

2000 compliance expenditures on current systems thereby reducing available funds for new technology projects; (3) the inability of significant customers to be Year 2000 ready which could negatively impact the Company's revenue and cash receipts or which could result in the postponement or cancellation of major client projects due to clients' Year 2000 business disruption: (4) the possibility that Year 2000 issues develop in interactive systems sold by the Company or in any contemplated future sales; (5) the possibility that disputes may arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications and (6) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers.

     Based on its assessment efforts to date and information obtained to date from material customers, vendors and suppliers, the Company does not believe that Year 2000 issues will have a material adverse effect on the Company's financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon completion of identification and remediation of deficiencies and the Year 2000 compliance of third parties, both domestic and international, such as customers, vendors and suppliers. Consequently, the Company is unable to determine with certainty at this time whether Year 2000 failures will materially affect the Company. If the Company is unable to successfully identify and remediate Year 2000 problems in a timely manner or the level of timely compliance by key customers, suppliers and service providers is not sufficient, Year 2000 failures could have a material adverse impact on the Company's operations including, but not limited to, decreased revenue and cash flow, increased operating costs or other significant business disruptions. The Company believes that its compliance efforts have and will continue to reduce the impact on the Company of any such failures.

Contingency Plans

     The Company has commenced preparation of its contingency plans to identify and determine how to handle its most reasonably likely worst-case scenarios. Comprehensive contingency plans are expected to be completed during the remainder of the second quarter or during the third quarter of 1999. Following Management's review, these plans are expected to be finalized in the third quarter of 1999.

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

Special Note on Forward Looking Statements

     The Management's Discussion and Analysis and other sections of this Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management.
Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Theses statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Integration of Acquired Entities. The Company acquired Allin Consulting-Pennsylvania in August 1998. The Company acquired MEGAbase in November 1998 and subsequently merged it into Allin Consulting-California. The Company intends to operate all of these entities' businesses under a common Allin Consulting business strategy and to undertake joint marketing, recruiting and training programs for all entities. Additionally, the Company seeks to promote an orientation toward common solution area disciplines and methodologies across its consulting operations. Allin Consulting-California, Allin Consulting-Pennsylvania and the former MEGAbase have no prior history of joint operations and there can be no assurance that the entities will be able to effectively carry out joint efforts. Failure to do so may result in reduced revenues or earnings for the Company.

     Need for Management of Growth and Geographic Expansion. The Company's growth strategy will require its management to conduct operations, evaluate acquisitions and respond to changes in technology and the market. The Company intends to evaluate continued geographic growth of its operations, particularly in technology consulting. The Company has substantially expanded the geographic scope of its operations in the Northeastern United States through the acquisition of Allin Consulting-Pennsylvania, with offices in Pittsburgh, Pennsylvania and Cleveland, Ohio. Furthermore, Allin Consulting-Pennsylvania's specialized banking industry technology consulting services operate on a national scope. Allin Consulting-California has also experienced growth in the geographic scope of engagements serviced by personnel based in northern California. The Company is evaluating further geographic expansion of operations through acquisition or investment. There can be no assurance, however, that the Company will be successful in identifying or acquiring other businesses, or that any business that may be acquired will result in the desired improvements to financial results. The Company is marketing interactive television and digital photography services nationally and intends to undertake installations throughout the United States, if obtained. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

     Dependence on Key Personnel.   The Company's success is dependent on a
number of key management, research and operational personnel for the management of consulting operations, development of new markets and products and timely installation of its systems. The Company's reorientation of marketing strategies and operations during 1999 has also resulted in certain key executives assuming different or additional responsibilities for the Company's operations. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel and to engage non-employee consultants. There can be no assurance that the Company will be successful in attracting and retaining such personnel or contracting with such non-employee consultants.

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

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997 and 1998 and the three months ended March 31, 1999. As of March 31, 1999, the Company had an accumulated deficit of $28,603,000. The Company anticipates that it will continue to incur net losses at least through all or a portion of the remainder of 1999, and there can be no assurance that it will be able to achieve revenue growth or profitability on an ongoing basis in the future.

     Liquidity Risk. Since the beginning of the fourth quarter of 1998, the Company's cash position declined significantly due primarily to the usage of operating working capital to fund a portion of the retirement of a note payable associated with the acquisition of Allin Consulting-Pennsylvania. While the Company's management believes the acquisition of Allin Consulting-Pennsylvania has to date improved operating cash flow and expects this to continue, there can be no assurance that a prolonged downturn in operations or business setbacks to Allin Consulting-Pennsylvania or the Company's other operating entities will not result in working capital shortages which may adversely impact the Company's operations. The cash decline has been mitigated somewhat by the Company obtaining a line of credit facility during the same time period. However, the credit facility expires in September 1999. The Company expects to solicit a renewal proposal for the credit facility as well as proposals for replacement of the facility from other financing sources during the third quarter of 1999. There can be no assurance, however, that the Company will successfully renew or replace its current credit facility or that renewal or replacement, if any, will be on terms as favorable to the Company as its present facility. If the credit facility is not renewed or replaced, there can be no assurance that available funds and cash flows expected to be generated from operations will be adequate to meet the Company's cash needs for working capital and capital expenditures for a prolonged period.

     Public Market and Trading Issues. Following the Company's initial public offering in November 1996, a public market for the Company's common stock did develop. However, trading of the common stock has been sporadic and the trading volume has generally been low. Even a small trading volume on a particular day or over a few days may affect the market price of the common stock. The market price of the common stock could also be subject to fluctuations in response to variations in results of operations, changes in earnings estimates by securities analysts, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of the common stock. Additionally, the Company is required to maintain certain financial and other criteria for continued listing of the common stock on The Nasdaq Stock Market's National Market. There can be no assurance the Company will be able to meet such criteria on an ongoing basis.

     Limited Operating History Under New Marketing Strategies. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solutions areas meeting customer needs for information technology infrastructure, business operations, electronic business and knowledge management solutions. The Company fundamentally changed its marketing strategies with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations in early 1998. Allin Interactive's strategy of selling customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system has not to date yielded significant sales. Allin Digital has moved from a retail digital photography strategy to providing systems integration services specializing in the installation of digital photography systems for professional photography businesses. Because the Company has only a limited history of operations with the current marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for its interactive technologies on a systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for alternative applications of its interactive technology, or that any contracts obtained will generate improvements to the Company's profitability or cash flow. During 1998, the Company entered a new market by offering systems integration services to professional photography businesses.

There can be no assurance that the Company will achieve ongoing success within this market, or that any additional business obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. The Company is currently developing software interfaces and modifications for end-user operating systems for the On Command end-user operating components to be utilized in future interactive system installations. The Company believes usage of the On-Command equipment could result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its products and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

     Additional Interactive Television System Installations. The Company is currently marketing its interactive system to various cruise lines, hospitals and educational institutions. There can be no assurance that the Company will be successful in obtaining additional contracts with these parties for system installation, or that for any contracts obtained, the terms will be favorable to the Company or will result in the desired improvements to Allin Interactive revenue and operating income.

     Cruise Line's Rights to Terminate Operations or Management Fees. Carnival has the right to terminate the Company's operations on its ships, or to discontinue payment of management fees, upon notice. Any such termination of operations would eliminate the Company's ability to share in revenue produced by the affected interactive television system. Any such discontinuation of management fees would eliminate the Company's ability to charge fees for operation of the system. The loss or elimination of the Company's rights to any of these sources of revenue resulting from any of the foregoing events could have an adverse effect on the Company's business, financial condition, and results of operations.

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

     Year 2000 issue. Currently, the Company believes that the most reasonably likely sources of risk to the Company include one or more of the following: (1) the disruption of revenue production from the seven interactive television systems aboard cruise ships that may be in operation as of January 1, 2000, through failures in the systems or the failure of the cruise lines' shipboard billing systems; (2) reduced opportunities for technology consulting engagements due to clients' or potential clients' Year 2000 compliance expenditures on current systems thereby reducing available funds for new technology projects;
(3) the inability of significant customers to be Year 2000 ready which could negatively impact the Company's revenue and cash receipts or which could result in the postponement or cancellation of major client projects due to clients' Year 2000 business disruption: (4) the possibility that Year 2000 issues develop in interactive systems sold by the Company or in any contemplated future sales;
(5) the possibility that disputes may arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications and (6) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related hereto are dependent, to a significant degree, upon identification and remediation of deficiencies and the Year 2000 compliance of third parties, both domestic and international, such as customers, vendors and suppliers. If the Company is unable to successfully identify and timely remediate Year 2000 problems or the level of timely compliance by key customers, suppliers and service providers is not sufficient, Year 2000 failures could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant business disruptions. See Year 2000 Issue above.

     Government Regulation and Legal Uncertainties.   The Company is subject,
both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

Recently Issued Accounting Standards

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

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                Exhibit
                Number     Description of Exhibit
                ------     ----------------------


                11         Computation of Earnings per Share

                27         Financial Data Schedule



          (b)  Reports on Form 8-K.

               No report on Form 8-K was filed by the Company during the quarter ended March 31, 1999.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ALLIN CORPORATION
                           (Registrant)

Date: May 11, 1999         By:  /s/   Richard W. Talarico
                                --------------------------
                                Richard W. Talarico
                                Chairman and Chief Executive Officer


Date: May 11, 1999         By:  /s/   Dean C. Praskach
                                ----------------------
                                Dean C. Praskach
                                Vice President-Finance and
                                Chief Accounting Officer

Allin Corporation
Form 10-Q
March 31, 1999
Exhibit Index



Exhibit
Number      Description of Exhibit
------      ----------------------


11          Computation of Earnings per Share

27          Financial Data Schedule