Form 10-Q
period 1999-06-30
ALLIN CORP
filed 1999-08-16
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  June 30, 1999

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

                              As of July 30, 1999

                        Common Stock,  5,988,063 Shares

                               Allin Corporation

                                   Form 10-Q

                                     Index

Forward-Looking Information                                             Page   3

Part I  -  Financial Information

      Item 1.  Financial Statements                                     Page   4

      Item 2.  Management's Discussion and Analysis of Financial        Page  19
               Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosure about Market     Page  44
               Sensitive Instruments


Part II -  Other Information

      Item 2.  Changes in Securities and Use of Proceeds                Page  45

      Item 4.  Submission of Matters to a Vote of Securities Holders    Page  47

      Item 6.  Exhibits and Reports on Form 8-K                         Page  48

Signatures                                                              Page  49

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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                           (Dollars in thousands)
                                (Unaudited)

                                                              December 31,      June 30,
                                                                 1998             1999
                                                             -------------    -----------
ASSETS

Current assets:
      Cash and cash equivalents                              $       2,510    $    1,744
      Accounts receivable, net of allowance for
           doubtful accounts of $316 and $307                        2,768         3,842
      Note receivable                                                  463           ---
      Inventory                                                        396           768
      Prepaid expenses                                                 317           357
                                                             -------------    ----------
                   Total current assets                              6,454         6,711

Property and equipment, at cost:
Leasehold improvements                                                 478           458
Furniture and equipment                                              2,477         2,446
On-board equipment                                                   3,688         2,998
                                                             -------------    ----------
                                                                     6,643         5,902
Less--accumulated depreciation                                      (3,559)       (3,445)
                                                             -------------    ----------
                                                                     3,084         2,457

Assets held for resale                                                  15           ---
Costs in excess of billings                                            ---           260
Notes receivable from employees                                         35            31
Software development costs, net of accumulated
      amortization of $877 and $882                                     36            31
Goodwill, net of accumulated amortization of
      $722 and $1,245                                               14,039        13,516
Other assets, net of accumulated amortization of
      $2,907 and $3,063                                              2,649         2,459
                                                             -------------    ----------

Total assets                                                 $      26,312    $   25,465
                                                             =============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                         December 31,     June 30,
                                                                             1998           1999
                                                                         ------------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of notes payable                                   $      2        $        2
      Accounts payable                                                        575             1,499
      Accrued liabilities:
          Compensation and payroll taxes                                      475               879
          Dividends on preferred stock                                        546               682
          Other                                                               694               894
      Bank lines of credit                                                  1,506             1,255
      Current portion of deferred revenue                                      76                81
      Income taxes payable                                                     67                25
                                                                         --------        ----------
          Total current liabilities                                         3,941             5,317

Non-current portion of notes payable                                        4,004             1,003
Deferred income taxes                                                         126                81
Commitments and contingencies

Preferred stock, par value $.01 per share,
      authorized 100,000 shares:
      Series A convertible, redeemable preferred
         stock designated 40,000 shares, issued and
         outstanding 25,000 and -0- shares                                  2,500               ---
      Series B redeemable preferred stock, designated
         5,000 shares, issued and outstanding
         2,750 and -0- shares                                               2,152               ---

Shareholders' equity:
      Common stock, par value $.01 per share, - authorized
         20,000,000 shares, issued 5,995,830 shares                            60                60
      Preferred stock, par value $.01 per share,
         authorized 100,000 shares:
         Series C redeemable preferred stock,
           designated, issued and outstanding -0- and 25,000
           shares                                                             ---             2,500
         Series D convertible redeemable preferred stock,
           designated, issued and outstanding -0- and 2,750 share             ---             2,152
         Series E convertible redeemable preferred stock,
           designated -0- and 2,000 shares, issued and
           outstanding -0- and 1,926 shares                                   ---             1,926
      Series F convertible redeemable preferred stock,
           designated, issued and outstanding
           -0- and 1,000 shares                                               ---             1,000
      Additional paid-in-capital                                           40,793            40,504
      Warrants                                                                598               598
      Deferred compensation                                                  (104)              (31)
      Treasury stock at cost, 1,800 and 7,767 common shares                    (6)              (25)
      Retained deficit                                                    (27,752)          (29,620)
                                                                         --------        ----------
Total shareholders' equity                                                 13,589            19,064
                                                                         --------        ----------

Total liabilities and shareholders' equity                               $ 26,312        $   25,465
                                                                         ========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION &  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                      Three Months      Three Months      Six Months      Six Months
                                                                         Ended             Ended            Ended           Ended
                                                                        June 30,          June 30,         June 30,        June 30,
                                                                          1998              1999            1998            1999
                                                                    -------------     --------------    ------------    ------------
Revenue                                                             $       2,529     $       6,628     $     5,028     $    12,762

Cost of sales                                                               1,275             4,426           2,412           8,248
                                                                    -------------     -------------     -----------     -----------

Gross profit                                                                1,254             2,202           2,616           4,514

Selling, general & administrative                                           2,380             3,111           5,484           6,185
                                                                    -------------     -------------     -----------     -----------

Loss from operations                                                       (1,126)             (909)         (2,868)         (1,671)

Interest (income) expense, net                                                (48)               68            (112)            144
                                                                    -------------     -------------     -----------     -----------

Loss before provision for income taxes                                     (1,078)             (977)         (2,756)         (1,815)

Provision for income taxes                                                    ---               ---               6              19
                                                                    -------------     -------------     -----------     -----------

Loss after provision for income taxes                                      (1,078)             (977)         (2,762)         (1,834)

(Income) loss from non-consolidated corporation                               ---                36             ---              36
                                                                    -------------     -------------     -----------     -----------

Loss from continuing operations                                            (1,078)           (1,013)         (2,762)         (1,870)

(Income) loss of disposed segment,
        net of income tax                                                    (346)              ---            (284)            ---
(Gain) loss on disposal of segment                                            ---                 3             ---              (2)
                                                                    -------------     -------------     -----------     -----------

(Gain) loss from discontinued operations                                     (346)                3            (284)             (2)
                                                                    -------------     -------------     -----------     -----------

Net loss                                                                     (732)           (1,016)         (2,478)         (1,868)

Accretion and dividends on preferred stock                                     57               294             112             394
                                                                    -------------     -------------     -----------     -----------

Net loss attributable to common shareholders                        $        (789)    $      (1,310)    $    (2,590)    $    (2,262)
                                                                    =============     =============     ===========     ===========

Loss per common share from continuing operations attributable
        to common shareholders - basic and diluted                  $       (0.22)    $       (0.22)    $     (0.56)    $     (0.38)
                                                                    =============     =============     ===========     ===========

Income (loss) per common share from discontinued
        operations - basic and diluted                              $         0.07    $        0.00     $      0.06     $      0.00
                                                                    ==============    =============     ===========     ===========

Net loss per common share attributable to common
        shareholders - basic and diluted                            $       (0.15)    $       (0.22)    $     (0.50)    $     (0.38)
                                                                    =============     =============     ===========     ===========

Weighted average shares outstanding - basic and diluted                 5,157,399         5,969,162       5,157,399       5,969,162
                                                                    -------------     -------------     -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

          (Dollars in thousands)
            (Unaudited)

                                                                   Six Months     Six Months
                                                                      Ended         Ended
                                                                     June 30,      June 30,
                                                                       1998          1999
                                                                   -----------    ----------
Cash flows from operating activities:
      Net loss                                                      (2,478)         (1,868)
      Adjustments to reconcile net loss to
        net cash flows from operating activities:
            Depreciation and amortization                            1,912           1,247
            Amortization of deferred compensation                       62             (17)
            Loss from disposal of assets                               257              86
            (Income) loss from from non-consolidated
                corporation                                            ---              36
      Changes in certain assets and liabilities:
            Accounts receivable                                       (789)         (1,074)
            Inventory                                                 (156)           (387)
            Prepaid expenses                                           218              21
            Assets held for sale                                       (68)             15
            Costs in excess of billings                                ---            (260)
            Other assets                                                (5)              3
            Accounts and notes payable                                 (16)            926
            Accrued liabilities                                       (289)            612
            Income taxes payable                                       ---             (87)
            Deferred revenues                                          (97)              4
                                                                   -------          ------
      Net cash flows from operating activities                      (1,449)           (743)
                                                                   -------          ------

Cash flows from investing activities:
      Proceeds from sale of assets                                       9              30
      Proceeds from note receivable related to
            sale of subsidiary                                         ---             463
      Capital expenditures                                            (251)           (104)
                                                                   -------          ------
      Net cash flows from investing activities                        (242)            389
                                                                   -------          ------

Cash flows from financing activities:
      Net repayment on lines of credit                                 ---            (251)
      Payment of dividends on Series B preferred stock                 ---             (82)
      Debt acquisition costs                                           ---              (3)
      Repayment of note payable                                        ---             (74)
      Repayment of capital lease obligations                           ---              (2)
                                                                   -------          ------
      Net cash flows from financing activities                         ---            (412)
                                                                   -------          ------
Net change in cash and cash equivalents                             (1,691)           (766)
Cash and cash equivalents, beginning of period                       6,802           2,510
                                                                   -------          ------
Cash and cash equivalents, end of period                             5,111           1,744
                                                                   =======          ======

The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



1.   Basis Of Presentation

     The information contained in these financial statements and notes for the three- and six- month periods ended June 30, 1998 and 1999 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1997 and 1998, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

     Disposal of Segment

     On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave, Inc. ("SportsWave"), a wholly-owned subsidiary. The sale of SportsWave represents the disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for three- and six-month period ended June 30, 1998 presented in the Company's Consolidated Statements of Operations have been reclassified to income of disposed segment, which is presented after loss from continuing operations. Adjustments to the gain recorded on the disposal of SportsWave recorded during the three- and six-month periods ended June 30, 1999 are also presented after net loss from continuing operations.

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

     Allin Interactive Corporation's ("Allin Interactive") recognition method for revenue and cost of sales for systems integration services and fixed price consulting services is determined based on the size and expected duration of the project. For systems integration and fixed price consulting projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion. Allin Interactive utilizes the proportion of labor cost incurred to expected total project labor cost as a qualitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other projects, revenue and cost of sales are recognized upon completion of the project. Time based consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and management fees and any associated cost of sales are recognized as the services are performed.

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

  Earnings Per Share

  Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS includes the weighted average of the outstanding common shares of the Company, excluding 24,868 and 18,901 shares of outstanding restricted stock for the three- and six-month periods ended June 30, 1998 and 1999, respectively. The restricted stock, outstanding stock options and the Company's Series D, E and F convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation, if their effect was not anti-dilutive, were 25,572 and 19,011 for the three-month periods ended June 30, 1998 and 1999, respectively, and 24,938 and 19,142 for the six-month periods ended June 30, 1998 and 1999, respectively.

  Inventory

  Inventory, consisting principally of digital photography equipment and software, and computer hardware, software and communications equipment, is stated at the lower of cost or market. The Company utilizes a specific identification inventory method. Cost of sales and inventory value under this method approximate the first-in, first-out method.

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

  Financial Instruments

  As of June 30, 1999, the Company's Consolidated Balance Sheet includes a note payable to a shareholder which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates. Interest payments are not required during 1999. All other financial instruments are classified as current and will be utilized within the next operating cycle.

  Supplemental Disclosure Of Cash Flow Information

  Cash payments for income taxes were approximately $-0- and $74,000 during the three months ended June 30, 1998 and 1999, respectively. Cash payments for interest were approximately $-0- and $66,000 during the three months ended June 30, 1998 and 1999, respectively. Cash payments for dividends were approximately $-0- and $40,000 during the three months ended June 30, 1998 and 1999, respectively. Dividends on preferred stock of approximately $57,000 and $104,000 were accrued but unpaid during the three-month periods ended June 30, 1998 and 1999, respectively.

     Cash payments for income taxes were approximately $6,000 and $197,000 during the six months ended June 30, 1998 and 1999, respectively. Cash payments for interest were approximately $-0- and $124,000 during the six months ended June 30, 1998 and 1999, respectively. Cash payments for dividends were approximately $-0- and $82,000 during the six months ended June 30, 1998 and 1999, respectively. Dividends on preferred stock of approximately $112,000 and $164,000 were accrued but unpaid during the six-month periods ended June 30, 1998 and 1999, respectively.


2.   Preferred Stock

     The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock and 1,000 as Series F Convertible Redeemable Preferred Stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series E, Series F, Series D and Series C.

     Exchange of Series A Convertible Redeemable Preferred Stock for Series C Redeemable Preferred Stock

       On May 31, 1999, the holders of all of the 25,000 outstanding shares of the Company's Series A preferred stock, which had been issued in August 1996, exchanged their shares for a like number of shares of the Company's Series C preferred stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock whereas mandatory redemption had been required on June 30, 2006 for the Series A preferred stock. Series C preferred stock earns dividends at the rate of 8% per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. Accrued but unpaid dividends on Series C preferred stock were approximately $639,000 as of June 30, 1999. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     Exchange of Series B Redeemable Preferred Stock for Series D Convertible Redeemable Preferred Stock

       On May 31, 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B preferred stock, which had been issued in August 1998, exchanged their shares for a like number of shares of the Company's Series D preferred stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock whereas mandatory redemption had been required for Series B preferred stock on the earlier of August 13, 2003 or following certain asset sales by the Company, as defined in the Certificate of Designation for Series B Preferred Stock, which is filed as an exhibit to the Company's Current Report on Form 8-K dated as of August 13, 1998. Series D preferred stock earns dividends at the rate of 6% per annum, payable and compounded quarterly. Series D preferred stock is convertible into the Company's common stock on terms identical to those of Series B preferred stock. Until and including August 13, 1999, the first anniversary of the original issuance of the Series B preferred shares, each Series D share will be convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania or (b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of (i) 85% of the closing price of the common stock as reported by The Nasdaq Stock Market ("Nasdaq") on the trading date prior to the date of conversion, or
       (ii) $2.00. From August 13, 1999 until August 13, 2003, each share of Series D preferred stock is convertible into the number of shares of common stock determined in accordance with clause (a) above, or if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on the first trading date following the first anniversary of the closing date. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 1999.

  Exchange of Promissory Note for Series E Convertible Redeemable Preferred
  Stock

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-Pennsylvania, with an outstanding principal balance of approximately $1,926,000 exchanged the promissory note for 1,926 shares of the Company's Series E preferred stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock earns dividends at the rate of 6% per annum, payable quarterly, subject to legally available funds. The promissory note would have converted to the Company's common stock if the principal balance was not repaid prior to August 13, 2000. Series E preferred stock is convertible to the Company's common stock on terms substantially identical to those of the promissory note. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000. Accrued but unpaid dividends on Series E preferred stock were approximately $10,000 as of June 30, 1999.

  Exchange of Promissory Note for Series F Convertible Redeemable Preferred
  Stock

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California, with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F preferred stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% per annum. The dividends will accrue until April 15, 2000, when accrued dividends will be payable subject to legally available funds. Dividends will be payable and will compound quarterly after April 15, 2000, subject to legally available funds. Series F preferred stock is convertible to the Company's Common Stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock.

     The amended and restated promissory note is not convertible into the Company's common stock. Inclusion of the convertibility feature in the Series F preferred stock for which a portion of the note was exchanged resulted in the issuance of preferred stock with a non-detachable conversion feature that is "in the money" at the date of issuance. Therefore, a beneficial conversion feature was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during May 1999, when the Series F preferred stock was issued. The value of the beneficial conversion feature, approximately

     $176,000, was calculated by determining the number of common shares that would be issued assuming conversion at the market price at the date of issuance and the number to be issued at the conversion price and multiplying the difference in number of common shares by the market price. The beneficial conversion feature was treated as an immediate dividend to the Series F preferred shareholder since the Series F preferred shareholder had rights for immediate conversion. Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval. Since the Company had an accumulated deficit as of the issuance date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity. The beneficial conversion feature results in additional accretion of preferred stock in determining net loss available to common shareholders during 1999, which resulted in lower earnings per share. The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.


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

   A reorganization charge of approximately $208,000 was recorded as of January 12, 1999 to establish a liability for severance costs associated with the termination of services of the Company's president. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. As of June 30, 1999, approximately $100,000 of the amount accrued under the January 12, 1999 charge had been paid. The remaining balance, approximately $108,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by January 2000.

   A reorganization charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom have ceased employment with the Company. All of the amounts accrued under the February 4, 1998 charge had been paid prior to March 31, 1999.

   An accrual of approximately $298,000 was recorded as of June 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. During the quarterly period ended March 31, 1998, additional expense of approximately $15,000 was recorded to adjust the severance accrual previously recorded. Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during these periods. The plan included eleven employee terminations. Included in the plan were financial and marketing executive positions, marketing and administrative staff positions, operational management, staff and sales positions associated with digital photography operations, and clerical support staff positions. All of the positions included in the plan were eliminated. All of the amounts accrued under the June 30, 1997 plan had been paid prior to September 30, 1998.


4. TERMINATION OF INTERACTIVE TELEVISION CONTRACTS

   During March 1998, Allin Interactive and Royal Caribbean Cruise Lines, Ltd. ("RCCL") mutually agreed on termination of their contract for provision by the Company of interactive television services aboard three cruise ships. Operations on these ships ceased during May and June 1998. Allin Interactive has lost transactional revenue, including from pay-per-view movies and gaming, and management fee revenue related to these ships subsequent to cessation of operations.

   During August 1998, Allin Interactive received notice from Norwegian Cruise Line ("NCL") that it intended to discontinue management fees subsequent to December 31, 1998 in accordance with the terms of their agreement. NCL subsequently agreed to a significantly reduced management fee for the interim period from January 1, 1999 until cessation of operations. Operation of the interactive television system aboard the Norwegian Dream ceased in April 1999. Allin Interactive has lost transactional revenue, including from pay-per-view movies and gaming, and management fee revenue related to this ship subsequent to cessation of operations.

   Revenue and gross profit derived from interactive television services and management fees for RCCL and NCL during the three- and six-month periods ended June 30, 1998 and 1999, respectively, were:

                                           Royal Caribbean Cruise Lines                          Norwegian Cruise Line
                                   -------------------------------------------------------------------------------------------------
                                      Three Months              Three Months            Three Months Ended       Three Months
     (Dollars in thpusands)               Ended                    Ended                       Ended                Ended
                                      June 30, 1998             June 30, 1999             June 30, 1998          June 30, 1999
                                   -------------------------------------------------------------------------------------------------
Shipboard Transactional Revenue &
Management Fees                    $            141             $         -0-           $            8           $          11
Gross Profit                                    130                       -0-                        8                       8

% of Consolidated Revenue                       5.6 %                    0.0 %                     0.3 %                   0.2 %
% of Consolidated Gross Profit                 10.4 %                    0.0 %                     0.6 %                   0.4 %

                                           Royal Caribbean Cruise Lines                          Norwegian Cruise Line
                                   -------------------------------------------------------------------------------------------------
                                      Three Months              Three Months            Three Months Ended       Three Months
     (Dollars in thpusands)               Ended                    Ended                       Ended                Ended
                                      June 30, 1998             June 30, 1999             June 30, 1998          June 30, 1999
                                   -------------------------------------------------------------------------------------------------
Shipboard Transactional Revenue &
Management Fees                    $            356             $         -0-            $          46            $         50
Gross Profit                                    322                       -0-                       39                      39

% of Consolidated Revenue                       7.1 %                    0.0 %                     0.9 %                   0.4 %
% of Consolidated Gross Profit                 12.3 %                    0.0 %                     1.5 %                   0.9 %

5. Equity Transactions


   During the three months ended June 30, 1999, non-vested options to purchase 16,600 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. There were no options awarded under the 1998 Stock Plan during the three months ended June 30, 1999. Options granted under the 1998 Stock Plan to purchase 319,998 shares of common stock remain outstanding as of June 30, 1999.

   During the three months ended June 30, 1999, vested options to purchase 40 shares and non-vested options to purchase 160 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options to purchase 1,250 shares of the Company's common stock were awarded under the 1997 Stock Plan during the three months ended June 30, 1999. Options granted under the 1997 Stock Plan to purchase 290,450 shares of common stock remain outstanding as of June 30, 1999.

   During the three months ended June 30, 1999, vested options to purchase 60,000 shares and non-vested options to purchase 23,500 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. There were no options awarded under the 1996 Stock Plan during the three months ended June 30, 1999. Options granted under the 1996 Stock Plan to purchase 149,900 shares of common stock remain outstanding as of June 30, 1999.

6.   Industry Segment Information

     Basis for Determining Segments

     The Company has determined the segments reported based on the types of services and products offered, which is consistent with management's method of evaluating the financial performance of segments.

     The term "Allin Consulting" is used to denote the collective operations of Allin Consulting-California and Allin Consulting-Pennsylvania. Allin Consulting provides technology consulting services oriented around solutions areas meeting customer needs for information technology infrastructure, business operations, electronic business and knowledge management technology services. Segments related to Allin Consulting's operations include Information Technology Infrastructure, Business Operations, Electronic Business, Knowledge Management and Other, which reflects operational activity not attributable to the identified segments.

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

     The Company conducted a sports marketing business until the sale of its subsidiary SportsWave in September 1998. Results of SportsWave operations are reflected as discontinued operations on the Company's Consolidated Statements of Operations and accordingly, sports marketing is not included in segment revenue or gross profit information. Sports marketing is included as a segment for asset information as of June 30, 1998.

     Measurement Method

     The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Income and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

  Information on revenue derived from external customers is as follows:

                                                                        Revenue from External Customers
                                                         ----------------------------------------------------------------
                                                            Three Months    Three Months   Six Months       Six Months
                                                               Ended           Ended         Ended            Ended
(Dollars in thousands)                                      June 30, 1998   June 30, 1999  June 30, 1998    June 30, 1999
                                                         -----------------------------------------------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                             $   948         $ 1,120        $ 2,398           $ 2,133
Business Operations                                                   171           3,152            280             6,802
Electronic Business                                                    61              28             66                31
Knowledge Management                                                  ---             205            ---               205
Other                                                                 ---              82              3               152
                                                         -----------------------------------------------------------------
  Total Allin Consulting                                          $ 1,180         $ 4,587        $ 2,747           $ 9,323

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting           $    88         $   956        $   111           $ 1,038
Interactive Television Transactional Revenue &
 Management Fees                                                      772             362          1,565             1,026

Digital Imaging Systems Integration & Ancillary Products              433             517            449             1,126
Computer Hardware & Software Sales                                     56             206            156               249
                                                         -----------------------------------------------------------------
  Total Interactive Media Solutions & Product Sales               $ 1,349         $ 2,041        $ 2,281           $ 3,439
                                                         -----------------------------------------------------------------

  Consolidated Revenue from External Customers                    $ 2,529         $ 6,628        $ 5,028           $12,762
                                                         =================================================================

  Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

                                                                        Revenue from External Customers
                                                         ----------------------------------------------------------------
                                                            Three Months    Three Months   Six Months       Six Months
                                                               Ended           Ended         Ended            Ended
(Dollars in thousands)                                      June 30, 1998   June 30, 1999  June 30, 1998    June 30, 1999
                                                         -----------------------------------------------------------------
Technology Consulting                                               $251            $ 69           $451             $105
Interactive Television Systems Integration & Consulting              ---              19            ---               41
Computer Hardware & Software Sales                                    84              73            260              153
                                                         -----------------------------------------------------------------

  Total Revenue from Related Entities in Other Segments
                                                                    $335            $161           $711             $299
                                                         =================================================================

  Gross Profit

  Gross profit is the segment profitability measure that the Company's management believes is determined in accordance with the measurement principles most consistent with those used in measuring the corresponding amounts in the Company's consolidated financial statements. Revenue and cost of sales for services performed for related entities are eliminated in calculating gross profit. Information on gross profit is as follows:

                                                                                    Gross Profit
                                                                                    ------------
                                                            Three Months    Three Months   Six Months       Six Months
                                                               Ended           Ended         Ended            Ended
(Dollars in thousands)                                      June 30, 1998   June 30, 1999  June 30, 1998    June 30, 1999
                                                         -----------------------------------------------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                              $  385         $  504           $  972         $  947
Business Operations                                                    70            884              114          2,003
Electronic Business                                                    25             14               27             15
Knowledge Management                                                  ---             83              ---             83
Other                                                                   2            (10)               4            (40)
                                                         ---------------------------------------------------------------
  Total Allin Consulting                                           $  482         $1,475           $1,117         $3,008

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting            $   21         $  308           $   31         $  352
Interactive Television Transactional Revenue &
 Management Fees                                                      704            291            1,407            886

Digital Imaging Systems Integration & Ancillary Products               42             94               45            227
Computer Hardware & Software Sales                                      5             34               16             41
                                                         ---------------------------------------------------------------
  Total Interactive Media Solutions & Product Sales                $  772         $  727           $1,499         $1,506
                                                         ---------------------------------------------------------------

  Consolidated Gross Profit                                        $1,254         $2,202           $2,616         $4,514
                                                         ===============================================================

  Assets

  Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                                                Total Assets
As of June 30                                                                     1998            1999
                                                                               -----------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                                          $ 3,779         $ 7,578
Business Operations                                                                632          12,240
Electronic Business                                                                125             277
Knowledge Management                                                               ---             159
Other                                                                               48              95
                                                                               -----------------------
  Total Allin Consulting                                                       $ 4,584         $20,349

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting                        $   310         $ 1,313
Interactive Television Transactional Revenue & Management Fees                   5,906           1,528
Digital Imaging Systems Integration & Ancillary Products                           526             860
Computer Hardware & Software Sales                                                 107             274
                                                                               -----------------------
  Total Interactive Media Solutions & Product Sales                            $ 6,849         $ 3,975

Sports Marketing                                                                 3,641             ---
Corporate & Other                                                                3,764           1,388
                                                                               -----------------------

  Consolidated Total Assets                                                    $18,838         $25,712
                                                                               =======================

7.  SUBSEQUENT EVENTS

Sale of Celebrity Ship Interactive Television Systems

During August 1999, Allin Interactive entered an agreement with Celebrity Cruises, Inc. ("Celebrity") providing for Celebrity's purchase, for approximately $2,400,000, of the four interactive television systems owned by Allin Interactive and presently operated on Celebrity ships. Sale proceeds will be received by Allin Interactive subsequent to satisfactory joint inspections of the systems to be conducted by Allin Interactive and Celebrity. The joint system inspections are scheduled to be completed during August and September 1999.

Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems to be sold. Upon satisfactory joint inspection of, and Celebrity's payment for, each interactive system, operational responsibility for that system will shift from Allin Interactive to Celebrity. Transactional revenue from pay-per-view movies and video gaming will no longer be received by Allin Interactive after the transfer of operational responsibility to Celebrity for each ship. Similarly, management fees will no longer be received after the transfer of operational responsibility for each ship. Celebrity will assume responsibility for operational staffing for each interactive system upon transfer of operational responsibility. The agreements between Allin Interactive and Celebrity also provide for transfer of operational responsibility for the interactive television system aboard the M.V. Mercury, which is owned by Celebrity, but has been operated by Allin Interactive on financial terms identical to the other systems operated on Celebrity vessels. Operational responsibility for the M.V. Mercury system will transfer upon Celebrity's notice that it is prepared to assume operations. Allin Interactive will lose transactional revenue and management fees upon the transfer of operational responsibility for the M.V. Mercury system.

Under the new maintenance agreement between Allin Interactive and Celebrity, Allin Interactive will provide ongoing technical support for the five interactive television systems on Celebrity ships for a minimum period of six months following completion of all system sales and transfers of operational responsibility. Allin Interactive will earn fixed monthly maintenance fees during the initial six-month maintenance period. For services provided in excess of a threshold number of hours during the six-month period, Allin Interactive will charge additional hourly fees. Revenue for the four interactive television system sales will be recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's ongoing technical maintenance obligation.

Item 2.

                               Allin Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and six-month periods ended June 30, 1999 and 1998. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as well as the information discussed herein under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results and outcomes could differ materially as a result of important factors including, among other things, the Company's limited operating history with its recent acquisitions; uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit, and liquidity; the risks inherent in development of new products and markets; certain customers' rights to terminate operations; competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating results, as well as other risks and uncertainties. See "Special Note on Forward-Looking Statements" below.

Overview of Organization, Products & Markets

     Allin Corporation, is a solutions-oriented information technology consulting company that specializes in the development and deployment of Microsoft-based technology solutions through five solutions practices:
Information Technology Infrastructure, Business Operations, Electronic Business, Knowledge Management and Interactive Media Solutions. The Company delivers these services through the trade-names Allin Consulting, Allin Interactive and Allin Digital Imaging. In 1998, the Company was a Pittsburgh Technology 50 award recipient in recognition of its high rate of revenue growth among technology-based businesses in the Pittsburgh region.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of June 30, 1999, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary providing treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations.

     Discussion and analysis of results of operations follow the Company's operational model and focus on the Company's solutions areas. Information technology infrastructure, business operations, electronic business and knowledge management solutions consulting are performed by Allin Consulting-California and Allin Consulting-Pennsylvania. The term "Allin Consulting" as used throughout this Report on Form 10-Q refers collectively to the two subsidiaries, Allin Consulting-California and Allin Consulting-Pennsylvania. Financial information is presented for these subsidiaries collectively due to the similarity of their service offerings. Interactive media solutions services are performed by Allin Interactive and Allin Digital. Allin Interactive provides specialized systems integration, consulting and operational services related to interactive television systems and applications. Allin Digital provides specialized systems integration and technical support for digital photography systems and also sells ancillary products related to digital photography operations. Interactive media solutions activity is discussed and analyzed separately from the Company's other technology consulting solutions areas because of the specialized nature of the interactive technology and because the sales activity and strategies for these operations involve projects with significant equipment components in addition to consulting expertise. Allin Network's computer hardware and software sales, which are not material to the Company as a whole, are grouped with interactive media solutions for financial presentation. The term "interactive media solutions and product sales" is used to denote collectively the Company's operational activity related to interactive television and digital photography services and applications as well as computer hardware and software sales.

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

     The customer-oriented strategic model for Allin Consulting's operations, with Information Technology Infrastructure, Business Operations, Electronic Business and Knowledge Management solutions areas, is intentionally similar to Microsoft's product and service groupings. Management believes this structural focus will foster more focused communication and interaction with the Microsoft organization and will promote the continued development of technological expertise within the Company focused on products and applications that closely correspond to particular disciplines of the Allin Consulting organization. However, there can be no assurance that the strategic model will lead to increased revenue or profitability in the future. Management intends to enhance the Microsoft focus in Allin Consulting's operations through continued training and certification of its consultants and through joint marketing efforts with Microsoft. Both of the Allin Consulting operating entities are authorized as Microsoft Solutions Provider Partners. In March 1999, Allin Consulting-California was among four firms nominated as finalists for Microsoft Solutions Provider Partner of the Year in Northern California from among approximately fifty-five eligible firms. The Partner of the Year award honors those firms whose work and achievements have demonstrated excellence in Microsoft-oriented consulting services. Allin Consulting is also a member of Microsoft's Infrastructure Partner Advisory Council. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft infrastructure technology and who participate in the development of Microsoft's message and focus within its infrastructure products group. Management believes Allin Consulting's established relationship with Microsoft as a Solution Provider Partner and the quality of its services, as recognized by Microsoft, will position the Company to benefit from Microsoft's expected growth in infrastructure and interactive media products since Microsoft has historically relied extensively on third parties for custom development and integration services. No assurance can be given, however, that any growth or change in Microsoft's product sales will result in growth in the Company's revenue or improvements to its financial condition or results of operations.

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

     Allin Consulting's Business Operations solutions area also provides consulting and custom development for mainframe systems, including application development, data base development and administration, and data communications development for IBM proprietary technology, intended to meet its clients' legacy system needs for special or deadline sensitive projects, peak and backlogged workloads, and specialized skill applications. Allin Consulting provides technical solutions including custom development for IBM MVS proprietary environments and mainframe development and support for Cobol, DB2, IMS DB/DC and CICS applications.

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

     Allin Consulting currently generates revenue from fees under its contracts for technology consulting services for third party clients. A significant majority of services have historically been provided on a time-oriented rather than fixed-price basis. Allin Consulting bases its operations in offices in Pittsburgh, Pennsylvania, Oakland and San Jose, California and Cleveland, Ohio.

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

     The majority of historical activity for Allin Interactive's interactive television and systems integration services has been concentrated in the cruise industry. Services provided for the cruise industry remained the dominant operating activity during the second quarter of 1999 despite the reorientation of marketing efforts to include additional target industries as described above. Management believes that the newer, larger ships that are being developed within the cruise industry will require a heightened level of automation to effectively service the larger number of cruise passengers. Allin Interactive's historical operations within the cruise industry have resulted in the development of many applications that could be readily implemented on new ships. In May 1999, Allin

Interactive entered a $1.9 million contract with Royal Caribbean Cruises Ltd. ("RCCL") to develop and install an interactive television system for RCCL's new Eagle Class ship Voyager of the Seas. Allin Interactive is currently performing services under this contract. The new system will use web technology to enable RCCL passengers to use the cabin televisions to access a variety of services such as previewing and reserving shore excursions, watching on-demand movies and informational videos, ordering room service and reviewing shipboard activities. It is anticipated that the Voyager of the Seas will be the world's largest cruise ship upon its introduction to service, currently scheduled for November 1999. There can be no assurance, however, that Allin Interactive will obtain additional orders for new interactive systems for the cruise industry in the future or that any sales made will result in the desired improvements to the Company's financial condition or results of operations.

     During August 1999, Allin Interactive entered an agreement with Celebrity Cruises, Inc. ("Celebrity") providing for Celebrity's purchase, for approximately $2.4 million, of the four interactive television systems owned by Allin Interactive and presently operated on Celebrity ships. The system sales will be effective subsequent to satisfactory joint inspections of the systems to be conducted by Allin Interactive and Celebrity. The joint system inspections are scheduled to be completed during August and September 1999. Under a related maintenance agreement between the parties, Allin Interactive will provide ongoing technical support for the interactive television systems on five Celebrity ships for a minimum period of six months following completion of all of the four system sales and transfer of operational responsibility for the these and the system aboard the M.V. Mercury, already owned by Celebrity. Operational responsibility for the M.V. Mercury system will transfer upon Celebrity's notice that it is prepared to assume operations. Allin Interactive will earn maintenance fees during the initial six-month support period. Revenue recognition for the system sales will be prorated over the minimum period of the related maintenance obligation. Transactional revenue from pay-per-view movies and video gaming and management fees will no longer be received by Allin Interactive after the transfer of operational responsibility for each system to Celebrity. Celebrity will assume responsibility for operational staffing for the interactive systems. The Company anticipates transfer of operational responsibility of the Celebrity ships to occur during the third quarter of 1999. During the six months ended June 30, 1999, transactional revenue and management fees related to the Celebrity ships represented approximately 4.9% and 12.8% of the Company's consolidated revenue and gross profit, respectively.

     In addition to the Celebrity ship systems, during the second quarter of 1999, Allin Interactive operated interactive television systems installed between 1995 and 1997 on an owner-operator model on two Carnival Cruise Lines ("Carnival") ships and one Norwegian Cruise Lines ("NCL") ship. During the second quarter of 1998, Allin Interactive additionally operated systems aboard three RCCL ships. Operations for the three RCCL systems ceased in the second quarter of 1998. Operation of the interactive television system aboard the NCL ship Norwegian Dream ceased in April 1999. Transactional and management fees revenue and gross profit derived from operations for RCCL (1998 only) and NCL represented approximately 5.9% and 11.0% of the Company's consolidated revenue and gross profit, respectively, during the second quarter of 1998, and approximately 0.2% and 0.4% of the Company's consolidated revenue and gross profit, respectively, during the second quarter of 1999. Subsequent to the third quarter of 1999, Allin Interactive expects to operate under the owner-operator model only the two interactive systems currently on Carnival ships. Allin Interactive's agreement with Carnival allows Carnival to discontinue services or management fees after specified notice periods. Carnival has notified Allin Interactive of its intent to discontinue management fees after August 1999.

     During the first quarter of 1998, the Company implemented a new strategy for its digital photography operations, providing systems integration services related to digital photography systems for professional and commercial photography businesses. Allin Digital also provides technical support and ancillary product sales for digital photography. Allin Digital's systems integration projects have to date been conducted on a fixed-price basis. Allin Digital's growth is dependent on continued identification and effective marketing to new customers. Allin Digital has been effective to date at generating ancillary sales from the majority of customers for which it has performed systems integration services, although there can be no assurance that increases in revenue will continue to be realized.

     The hardware and software configurations Allin Digital provides for systems integration customers utilize, for the most part, readily available "off the shelf" components purchased from third parties. However, Allin Digital released a proprietary portrait viewing and selling system in August 1998 named Portraits Online. This product, sold as a digital system add-on, allows the portrait studio's customers to view and order their portraits on a touchscreen monitor immediately following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the Portraits Online Internet site. During the third quarter of 1999, Allin Digital is introducing a Portraits Online service for photographic laboratories which would provide their clients with online sales and image archival capabilities. The Company believes the Portraits Online systems offers it a competitive advantage over competing integration services because of the functionality and sales opportunity advantages it is expected to present to potential customers. There can be no assurance, however, that the Company will be successful in continuing to generate increased sales because of its Portraits Online services or that sales obtained will result in the desired improvements to the Company's financial condition or results of operations. There can also be no assurance that competitors will not develop similar or superior products which may adversely affect Allin Digital's sales efforts.

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

Results of Operations:

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     The September 1998 sale of SportsWave, Inc. ("SportsWave") has been treated as the disposal of a segment since SportsWave included all of the Company's sports marketing activities. The results of operations of SportsWave for the three months ended June 30, 1998 and an adjustment to the gain on disposal recognized during the three months ended June 30, 1999 are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave for the three months ended June 30, 1998 and 1999.

Revenue

     The Company's total revenue for the three months ended June 30, 1999 was $6,628,000, an increase from total revenue of $2,529,000 for the three months ended June 30, 1998. The increase of $4,099,000, or 162%, is attributable primarily to a $3,407,000, or 288%, increase in revenue for Allin Consulting'soperations. This increase is the result of the inclusion of revenue from Allin Consulting-Pennsylvania in the 1999 period. Allin Consulting-Pennsylvania was acquired in August 1998, resulting in an approximate tripling of monthly technology consulting revenue immediately prior to the acquisition.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $4,587,000 during the three months ended June 30, 1999, including $3,152,000 for Business Operations, $1,120,000 for Information Technology Infrastructure, $205,000 for Knowledge Management, $28,000 for Electronic Business and $82,000 in other revenue. Comparable second quarter 1998 revenue was $1,180,000 in total, including $171,000 from Business Operations, $948,000 from Information Technology Infrastructure and $61,000 from Electronic Business.

     The substantial increase in Business Operations revenue of $2,981,000 is attributable to the acquisition of Allin Consulting-Pennsylvania. The specialized bank consulting operations of Allin Consulting-Pennsylvania focus on this solutions area, as well as a significant portion of Allin Consulting-Pennsylvania's Pittsburgh consulting operations. Allin Consulting-California has also experienced a significant growth in solutions-oriented Business Operations revenue between the quarters due to a change in the mix of its solutions-area revenue. While revenue growth is noted in comparison to the prior year, Business Operations revenue declined from the first to the second quarters of 1999 by $498,000. The reduction has resulted from a slowdown in the demand for staffing services related to mainframe computer systems and due to the Company's efforts to reposition its services toward diverse solutions-based services. Management expects further declines in Business Operations revenue over the remainder of 1999.

     The increase in Information Technology Infrastructure revenue of $172,000 in the 1999 period is attributable to growth in Allin Consulting-Pennsylvania's Information Technology Infrastructure solutions area. Allin Consulting-Pennsylvania is strategically focusing its marketing efforts on growing diverse solutions-oriented project revenue, which the Company's Management believes will generally offer a higher gross profit potential than the staffing services model which represented the majority of Allin Consulting-Pennsylvania's operations at acquisition. Information Technology Infrastructure is one solutions area being emphasized for growth under the new marketing strategy. There can be no assurance, however, that the Company will continue to increase solutions oriented revenue in the Information Technology Infrastructure solutions area in the future, or that any revenue increases realized will result in the desired improvements to gross profit.

     The new marketing strategy Allin Consulting implemented in 1999 also seeks to develop and grow a solutions-oriented practice in the Knowledge Management solutions area. Knowledge Management operations were fully implemented during the second quarter of 1999. Revenue recognized of $205,000 during this period represents the initial revenue for this solutions area. There can be no assurance, however, that Knowledge Management revenue will continue to be realized at levels equal to or greater than that realized during the second quarter of 1999.

     Electronic business is a developing area of technology. Allin Consulting is committed to further development of this solutions area. In April 1999, the Company engaged a solutions director to manage the growth of this practice. The Company believes the $33,000 decline in revenue realized in the second quarter of 1999 as compared to the second quarter of 1998 and the relatively low revenue level in both quarters is attributable to the developmental stage of the Company's operations in this solutions area. Allin Consulting's marketing strategy seeks to develop and grow a solutions oriented Electronic Business practice, although there can be no assurance that the Company will be successful in developing this solutions area or that the desired improvements in revenue and gross profit will be realized.

     Allin Consulting's expertise with Microsoft operating systems and software, which have and are expected to continue to increase in dominance, is viewed by the Company's Management as key to the overall growth of the technology consulting business. Since there is typically period-to-period variability among clients utilizing Allin Consulting's services, the distribution of projects among Allin Consulting's solutions areas and the size and scope of projects undertaken, there can be no assurance that similar revenue levels or increases will be realized in future periods. The Company intends to pursue growth in technology consulting services during the remainder of 1999 primarily through increased sales and marketing efforts, although additional acquisitions of existing businesses will be considered. There can be no assurance, however, that the Company will be able to identify suitable and available acquisition opportunities, reach agreement with any identified candidate, or obtain the capital necessary for additional acquisitions. There also can be no assurance that the Company will be successful in maintaining or expanding Allin Consulting's level of revenue or gross profit.

     Revenue from interactive media solutions and product sales was $2,041,000 for the three months ended June 30, 1999 as compared to $1,349,000 for the three months ended June 30, 1998. The increase in revenue of $692,000, or 51%, is primarily attributable to substantial revenue growth in interactive television systems integration and consulting services.

     Allin Interactive recorded revenue of $1,318,000 during the three months ended June 30, 1999, including $956,000 for interactive television systems integration and consulting services and $362,000 for shipboard transactional revenue and management fees. Comparable second quarter 1998 revenue was $860,000 in total, including $88,000 for interactive television systems integration services and $772,000 for shipboard transactional revenue and management fees. The increase in interactive television systems integration and consulting revenue of

$868,000 is attributable to the agreement Allin Interactive entered in May 1999 with RCCL to develop and install the interactive television system for the Voyager of the Seas. The majority of second quarter 1999 systems integration and consulting revenue is related to the Voyager of the Seas project, which is being recognized on a percentage of completion basis. The decline between periods in transactional revenue and management fees of $410,000 is attributable to changes in management fees for systems operated on Celebrity ships and the decrease in the number of operating shipboard interactive television systems from eleven to eight. In conjunction with an agreement Allin Interactive entered into with Celebrity in August 1999 to sell Celebrity the interactive television systems operating on four of its ships, Allin Interactive agreed to a reduction in management fees retroactive to January 1999. The decrease in management fees for the first half of 1999 was recognized during the second quarter. Transactional revenue and management fees will decline further in the third quarter of 1999 as the system sales are completed and Celebrity assumes operation of the ship systems purchased as well as the system aboard the M.V. Mercury, which Celebrity presently owns but which Allin Interactive has operated under financial terms identical to the other Celebrity ship systems. Ship system sale revenue and maintenance fees are expected to begin to be recognized during the third quarter of 1999. During the remainder of 1999, sale and maintenance fee revenue to be recognized is expected to exceed the levels of transactional revenue and management fees recognized immediately prior to the system sales. There can be no assurance, however, that revenue will continue to be realized at similar or higher levels in 2000 after the completion of recognition of the system sale revenue over the minimum period of the maintenance obligation. Additionally the Company has been notified by Carnival that it intends to discontinue payment of management fees after August 1999.

     Allin Digital recognized revenue of $517,000 during the three months ended June 30, 1999 for digital imaging systems integration services and ancillary product sales as compared to $433,000 for the three months ended June 30, 1998. The increase in revenue from digital photography operations of $84,000 is attributable to Allin Digital's continued sales growth under the systems integration operating strategy implemented in 1998 and the introduction of the Portraits Online internet-based digital imaging sales and archival product between the periods. There can be no assurance, however, that either the current revenue level or increases in revenue will continue to be realized.

     Allin Network recognized $206,000 in revenue for computer hardware and software sales in the second quarter of 1999 as compared to $56,000 during the second quarter of 1998. The increase is attributable to several comparatively large sales included in the second quarter of 1999 related to technology consulting engagements being carried out by Allin Consulting-California. There were no sales of comparable size in the second quarter of 1998.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $4,426,000 during the three months ended June 30, 1999 as compared to $1,275,000 during the three months ended June 30, 1998. The primary reason for the increase in cost of sales of $3,151,000 was the $2,414,000 increase for Allin Consulting's technology consulting services due to the inclusion of Allin Consulting-Pennsylvania's operations in the 1999 quarterly period. Gross profit of $2,202,000 was recognized during the second quarter of 1999 as compared to $1,254,000 during the second quarter of 1998, an increase of $948,000, or 76%. Again, the increase in gross profit is mainly attributable to the inclusion of Allin Consulting-Pennsylvania's operations in the second quarter of 1999. The percentage increase in gross profit between the periods was lower than that of revenue due to significant growth in the Business Operations solutions area and interactive television systems integration and consulting services. The majority of the acquired entity's Business Operations activity has traditionally been delivered through a staffing model, which typically carries a lower margin than the project solutions model used predominantly in the Company's other solutions areas. The growth in interactive television systems integration and consulting projects corresponds to a strategic shift away from operation of interactive television systems on an owner-operator model. Since systems integration projects typically include a significant equipment component, they carry a lower margin than the transactional revenue and management fees derived under the owner-operator model. The strategic change has resulted in a shift of activity away from transactional revenue and management fees, with a resultant impact on gross profit percentage. Management believes systems integration and consulting services in interactive media offer greater growth potential than the owner-operator model and do not require the substantial capital commitments of the owner-operator model. There can be no assurance, however, that the Company will continue to obtain growth in interactive media systems integration and consulting services.

     Allin Consulting recorded a total of $3,112,000 for cost of sales during the three months ended June 30, 1999, including $2,268,000 for Business Operations, $616,000 for Information Technology Infrastructure, $122,000 for Knowledge Management, $14,000 for Electronic Business and $92,000 for other cost of sales. Comparable second quarter 1998 cost of sales was $698,000 in total, including $101,000 for Business Operations, $563,000 for Information Technology Infrastructure, $36,000 for Electronic Business and $(2,000) for other cost of sales. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, primarily the acquisition of Allin Consulting-Pennsylvania and increased marketing emphasis on developing solutions-oriented practices. Gross profit for the three months ended June 30, 1999 was $1,475,000, including $884,000 for Business Operations, $504,000 for Information Technology Infrastructure, $83,000 for Knowledge Management, $14,000 for Electronic Business and a gross loss of $10,000 on other services. Comparable second quarter 1998 gross profit was $482,000 in total, including $70,000 for Business Operations, $385,000 for Information Technology Infrastructure, $25,000 for Electronic Business and $2,000 for other services. Again, the substantial increase in consulting revenue is principally responsible for the increase in gross profit. The gross profit recognized by the Business Operations solutions area represented a decline of $235,000 between the first and second quarters of 1999 due to a decline in demand for mainframe system services and the Company's strategic shift toward solutions-based services. The majority of this decline was offset by an increase in gross profit of $176,000 between the first and second quarters of 1999 among Allin Consulting's other solutions areas. Management expects Business Operations gross profit will decline further during the remainder of 1999.

      Cost of sales for interactive media solutions and product sales was $1,314,000 in total for the second quarter of 1999, as compared with $577,000 for the second quarter of 1998. The increase in cost of sales resulted from the substantial increases in interactive television systems integration and consulting services and computer hardware and software sales. Gross profit on interactive media solutions and product sales was $727,000 for the second quarter of 1999, as compared with $772,000 for the second quarter of 1998. The decline in gross profit is attributable primarily to reductions in the number of operating ship systems and Celebrity management fees.

     Allin Interactive recorded a total of $719,000 for cost of sales during the three months ended June 30, 1999, including $648,000 related to interactive television systems integration and consulting services and $71,000 related to pay-per-view movies. Comparable second quarter 1998 cost of sales was $135,000, including $67,000 for systems integration services and $68,000 for pay-per-view movies. The increase in cost of sales for interactive television systems integration and consulting is attributable to the inclusion of activity related to the Voyager of the Seas project in the second quarter of 1999. Gross profit recognized by Allin Interactive during the three months ended June 30, 1999 was $599,000, including $308,000 from interactive television systems integration and consulting services and $291,000 from shipboard transactional revenue and management fees. Comparable second quarter 1998 gross profit amounts were $725,000 in total, including $21,000 from systems integration and $704,000 from shipboard transactional revenue and management fees. The overall decrease in gross profit was $45,000. The decline is primarily attributable to the reduction in the number of operating ship systems and the reduction in management fees for the Celebrity ship interactive systems implemented in the second quarter of 1999. Since there are no cost of sales associated with management fees, the reduction fully impacts gross profit. Gross profit for interactive television systems integration and consulting substantially increased during the second quarter of 1999 due to margin recognition for a portion of the Voyager of the Seas project under the percentage of completion method. This gross profit increase offset the majority of the decline attributable to the reduction of transactional revenue and management fees. Gross profit from transactional revenue and management fees will decline further during the third quarter of 1999 as operational responsibility for five interactive systems is transferred to Celebrity. Management expects gross profit to be recognized on the sale of the Celebrity systems and maintenance fees to be earned over the remainder of 1999 will exceed the gross profit earned from transactional revenue and management fees related to the systems immediately prior to the transfer. There can be no assurance, however, that gross profit will continue to be realized at similar or higher levels in 2000 after the completion of recognition of the system sale gross profit over the minimum period of the maintenance obligation. Additionally the Company has also been notified by Carnival that it intends to discontinue payment of management fees after August 1999.

     Allin Digital recognized cost of sales on its digital imaging operations of $423,000 for the three months ended June 30, 1999 as compared with $391,000 for the three months ended June 30, 1998. Allin Digital recognized gross profit of $94,000 for the second quarter of 1999 as compared with $42,000 for the second quarter of 1998. The increase in gross profit of 123% exceeded the increase in revenue of 19%. The introduction of the Portraits Online internet-based image sales and archival product between the periods has contributed to the overall increase in profitability of Allin Digital's operations. Management believes Portraits Online offers Allin Digital a competitive advantage over other integrators and the opportunity for increased margin where Portraits Online is included in a system installation. There can be no assurance, however, that competitors will not introduce similar or superior products or systems, which would have an adverse effect on Allin Digital's operations.

     Allin Network recognized cost of sales of $172,000 on computer hardware and software sales during the second quarter of 1999 as compared with $51,000 during the second quarter of 1998. Gross profit increased from $5,000 to $34,000. The increase was attributable to the inclusion of several large sales in connection with Allin Consulting-California consulting engagements in the 1999 period.

Selling, General & Administrative Expenses

     The Company recorded $3,111,000 in selling, general & administrative expenses during the three months ended June 30, 1999, as compared with $2,380,000 during the three months ended June 30, 1998, an increase of $731,000. The increase in expenses is primarily attributable to the acquisitions of two companies between the periods with the resultant inclusion of selling, general & administrative costs related to those operations in the 1999 period. The increase is also attributable to the 1999 addition of solution area operational and sales personnel to the Company's technology consulting businesses to facilitate the move toward a solutions-oriented project focus and to facilitate the development of the Electronic Business and Knowledge Management solutions areas.

     A portion of the increase in selling, general & administrative expenses during the second quarter of 1999 relates to an accrual of approximately $116,000 during this period for estimated lease termination costs for office space formerly occupied by Allin Consulting-Pennsylvania in Pittsburgh, Pennsylvania. There was no comparable expense during the second quarter of 1998.

     Depreciation and amortization were $620,000 during the three months ended June 30, 1999 as compared to $910,000 during the three months ended June 30, 1998. The decline is due to August 1998 writedowns in capitalized interactive television system assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $13,000 during the second quarter of 1999, as compared to $37,000 during the second quarter of 1998. The majority of the research and development activity during 1999 related to Allin Digital's development of a Portraits Online internet-based product targeted for photographic laboratories.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased by $65,000 from $1,078,000 for the three months ended June 30, 1998 to $1,013,000 for the three months ended June 30, 1999. The $948,000 increase in gross profit in the 1999 period due to acquisition-driven growth in the technology consulting business was largely offset by a $731,000 increase in selling, general & administrative expenses and a $116,000 change from a net interest income to net interest expense position.

Discontinued Operations

     The Company recorded income from the operation of its discontinued sports marketing business of $346,000 during the second quarter of 1998. During the second quarter of 1999, the Company recognized a loss of $3,000 on the disposal of SportsWave. The loss resulted from recording a local tax liability related to the pre-disposal period.

Net Loss

     The Company's net loss for the three months ended June 30, 1999 was $1,016,000, as compared to $732,000 for the three months ended June 30, 1998. The increase in net loss resulted primarily from the inclusion of income related to the discontinued sports marketing operations in the 1998 period.

Results of Operations:

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     The September 1998 sale of SportsWavehas been treated as the disposal of a segment since SportsWave included all of the Company's sports marketing activities. The results of operations of SportsWave for the six months ended June 30, 1998 and adjustments to the gain on disposal recognized during the six months ended June 30, 1999 are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave for the six months ended June 30, 1998 and 1999.

Revenue

     The Company's total revenue for the six months ended June 30, 1999 was $12,762,000, an increase from total revenue of $5,028,000 for the six months ended June 30, 1998. The increase of $7,734,000, or 154%, is attributable primarily to a $6,576,000, or 239%, increase in revenue for Allin Consulting's operations. This increase is the result of the inclusion of revenue from Allin Consulting-Pennsylvania in the 1999 period.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $9,323,000 during the six months ended June 30, 1999, including $6,802,000 for Business Operations, $2,133,000 for Information Technology Infrastructure, $205,000 for Knowledge Management, $31,000 for Electronic Business and $152,000 in other revenue. Comparable first half 1998 revenue was $2,747,000 in total, including $280,000 from Business Operations, $2,398,000 from Information Technology Infrastructure, $66,000 from Electronic Business and $3,000 of other revenue.

     The substantial increase in Business Operations revenue of $6,522,000 in the six-month period ended June 30, 1999 as compared to the six-month period ended June 30, 1998 is attributable to thesame reasons noted for the increase between the three-month periods discussed above. These include the acquisition of Allin Consulting-Pennsylvania, whose bank consulting services and Pittsburgh consulting operations were significantly oriented toward this solution area and Allin Consulting-California's change in the mix of its solutions-area revenue. As noted previously in the discussion of three-month period results, Business Operations revenue has declined overall between the first and second quarters of 1999 due to decreasing demand for mainframe staffing services and the Company's strategic repositioning toward solutions-based services. Management expects Business Operations revenue to continue to decline during the remainder of 1999.

     Information Technology Infrastructure revenue decreased $265,000 in the six-month periodended June 30, 1999as compared to the six-month period ended June 30, 1998. The decline is attributable to the reorientation of Allin Consulting-California's solutions-oriented consulting mix from primarily Information Technology Infrastructure in the first half of 1998 to a broader mix in the first half of 1999. Allin Consulting-California has shown growth in Business Operations and Knowledge Management revenue in 1999, but Information Technology Infrastructure revenue has declined due to the change in focus.
Allin Consulting-Pennsylvania is strategically focusing its marketing efforts on growing diverse solutions-oriented project revenue, including Information Technology Infrastructure, which the Company's Management believes will generally offer a higher gross profit potential than the staffing services model which represented the majority of Allin Consulting-Pennsylvania's operations at acquisition. Revenue growth in this solutions area has partially offset some of the decline in Allin Consulting-California revenue in this area from the first half of 1998 to the first half of 1999.. There can be no assurance, however, that Allin Consulting-Pennsylvania will continue to increase solutions-oriented revenue in the Information Technology Infrastructure solutions area in the future.

     Knowledge Management operations were fully implemented during the second quarter of 1999. Revenue recognized of $205,000 during this period represents the initial revenue for this solutions area. There can be no assurance, however, that Knowledge Management revenue will continue to be realized at levels similar to or greater than that realized during the second quarter of 1999.

     Allin Consulting is committed to further development of the Electronic Business solutions area. A decline in revenue of $35,000 was realized in the first half of 1998 as compared to the first half of 1999. As was noted previously, the Company believes the decline in revenue and the relatively low revenue level in both periods are attributable to the developmental stage of the Company's operations in this solutions area. Allin Consulting's marketing strategy seeks to develop and grow a solutions oriented Electronic Business practice, although there can be no assurance that the Company will be successful in developing this solutions area or that the desired improvements in revenue and gross profit will be realized.

     Revenue from interactive media solutions and product sales was $3,439,000 for the six months ended June 30, 1999 as compared to $2,281,000 for the six months ended June 30, 1998. The increase in revenue of $1,158,000, or 51%, was primarily attributable to substantial revenue growth in interactive television systems integration and consulting services and digital imaging systems integration services and ancillary sales.

     Allin Interactive recorded revenue of $2,064,000 during the six months ended June 30, 1999, including $1,038,000 for interactive television systems integration and consulting services and $1,026,000 for shipboard transactional revenue and management fees. Comparable first half 1998 revenue was $1,676,000 in total, including $111,000 for interactive television systems integration services and $1,565,000 for shipboard transactional revenue and management fees. The increase in interactive television systems integration and consulting revenue of $927,000 is primarily attributable to the Voyager of the Seas interactive system, which represents a majority of 1999 systems integration and consulting revenue. The decline in transactional revenue and management fees of $539,000 is attributable to a reduction in the number of operating ship systems from eleven to eight and changes in management fees for systems operated on Celebrity ships, as was discussed previously in the comparison of results for the three-month periods.

     Allin Digital recognized revenue of $1,126,000 during the six months ended June 30, 1999 for digital imaging systems integration services and ancillary product sales as compared to $449,000 for the six months ended June 30, 1998. The increase in revenue from digital photography operations of $677,000 is attributable to the Company's change in strategy in early 1998 to become a provider of systems integration services for the installation of digital photography systems. The change in strategy was not fully implemented until after the beginning of 1998, whereas it was in place for the full six-month period in 1999. Another contributing factor was the introduction of the Portraits Online internet-based digital imaging sales and archival product between the periods. There can be no assurance, however, that either the current revenue level or increases in revenue will continue to be realized.

     Allin Network recognized $249,000 in revenue for computer hardware and software sales in the first half of 1999 as compared to $156,000 during the first half of 1998. The increase is attributable to several comparatively large sales included in the first half of 1999 related to technology consulting engagements being carried out by Allin Consulting-California. There was only one sale of comparable size in the first half of 1998.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $8,248,000 during the six months ended June 30, 1999 as compared to $2,412,000 during the six months ended June 30, 1998. The primary reason for the increase in cost of sales of $5,836,000 was the $4,685,000 increase in cost of sales for Allin Consulting's technology consulting services, which corresponded to a substantial revenue increase from these services. The increase in cost of sales is primarily attributable to the inclusion of Allin Consulting-Pennsylvania's operations in the 1999 period. Gross profit of $4,514,000 was recognized during the first half of 1999 as compared to $2,616,000 during the first half of 1998, an increase of $1,898,000, or 73%. Again, the increase in gross profit is mainly attributable to the inclusion of Allin Consulting-Pennsylvania's operations in the first half of 1999. The percentage increase in gross profit between the periods was lower than that of revenue due to significant growth in the Business Operations solutions area and interactive television systems integration and consulting services, as discussed previously. Another contributing factor to the change for the six-month periods is the increase in digital photography systems integration activity in 1999. Since digital photography systems integration projects typically include a significant equipment component, they carry a lower margin than other consulting services. These changes in the mix of the Company's service offerings between the six-month periods has resulted in a decrease in gross profit as a percentage of revenue.

     Allin Consulting recorded a total of $6,315,000 for cost of sales during the six months ended June 30, 1999, including $4,799,000 for Business Operations, $1,186,000 for Information Technology Infrastructure, $122,000 for Knowledge Management, $16,000 for Electronic Business and $192,000 for other cost of sales. Comparable first half 1998 cost of sales was $1,630,000 in total, including $166,000 for Business Operations, $1,426,000 for Information Technology Infrastructure, $39,000 for Electronic Business and $(1,000) for other cost of sales. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, primarily the acquisition of Allin Consulting-Pennsylvania and increased marketing emphasis on developing solutions-oriented practices. Gross profit for the six months ended June 30, 1999 was $3,008,000, including $2,003,000 for Business Operations, $947,000 for Information Technology Infrastructure, $83,000 for Knowledge Management, $15,000 for Electronic Business and a gross loss of $40,000 on other services. Comparable first half 1998 gross profit was $1,117,000 in total, including $114,000 for Business Operations, $972,000 for Information Technology Infrastructure, $27,000 for Electronic Business and $4,000 for other services. Again, the substantial increase in consulting revenue is principally responsible for the increase in gross profit. As discussed previously, the Company expects gross profit generated by the Business Operations solutions area to decline over the remainder of 1999.

     Cost of sales for interactive media solutions and product sales was $1,933,000 in total for the first half of 1999 as compared to $782,000 for the comparable period of 1998. The increase in cost of sales resulted from the substantial increases in interactive television systems integration and consulting services, digital photography systems integration services and computer hardware and software sales. Gross profit on interactive media solutions and product sales was $1,506,000 for the first half of 1999, as compared with $1,499,000 for the first half of 1998. Although revenue for interactive media solutions and product sales increased by 51%, the increase in gross profit was negligible due to the change in strategic direction in both interactive television and digital photography between the periods toward systems integration services, which include a significant cost of sales component.

     Allin Interactive recorded a total of $826,000 for cost of sales during the six months ended June 30, 1999, including $686,000 related to interactive television systems integration and consulting services and $140,000 related to pay-per-view movies. Comparable first half 1998 cost of sales was $238,000, including $80,000 for systems integration services and $158,000 for pay-per-view movies. The increase in cost of sales for interactive television systems integration and consulting is attributable to the inclusion of activity related to the Voyager of the Seas project in the 1999 period. Gross profit recognized by Allin Interactive during the six months ended June 30, 1999 was $1,238,000, including $352,000 from interactive television systems integration and consulting services and $886,000 from shipboard transactional revenue and management fees. Comparable first half 1998 gross profit amounts were $1,438,000 in total, including $31,000 from systems integration and $1,407,000 from shipboard transactional revenue and management fees. The overall decrease in gross profit was $200,000. The decline is attributable to the reduction in the number of operating ship systems and the reduction in management fees for the Celebrity ship interactive systems. Since there are no cost of sales associated with management fees, the reduction fully impacts gross profit. Gross profit for interactive television systems integration and consulting increased due to margin recognition for a portion of the Voyager of the Seas project under the percentage of completion method. Gross profit from transactional revenue and management fees will decline further during the second half of 1999 as operational responsibility for five interactive systems is transferred to Celebrity. Management expects gross profit to be recognized on the sale of the Celebrity systems and maintenance fees to be earned over the remainder of 1999 will exceed the gross profit earned from transactional revenue and management fees related to the systems immediately prior to the transfer. There can be no assurance, however, that gross profit will continue to be realized at similar or higher levels in 2000 after the completion of recognition of the system sale gross profit over the minimum period of the maintenance obligation. Additionally the Company has been notified by Carnival that it intends to discontinue payment of management fees after August 1999.

     Allin Digital recognized cost of sales on its digital imaging operations of $899,000 for the six months ended June 30, 1999 as compared to $404,000 for the six months ended June 30, 1998. Allin Digital recognized gross profit of $227,000 for the first half of 1999 as compared with $45,000 for the first half of 1998. The increase in gross profit is primarily attributable to operations under the systems integration strategy during the full period in 1999. The change in strategy was fully implemented in April 1998 and consequently was in place for only half of the 1998 period. Another contributing factor to the increase in gross profit was the introduction of the Portraits Online internet based image sales and archival product, as discussed previously.

     Allin Network recognized cost of sales of $208,000 on computer hardware and software sales during the first half of 1999 as compared to $140,000 during the first half of 1998. Gross profit increased from $16,000 to $41,000 between the semi-annual periods. The increase was attributable to the inclusion of several large sales in connection with Allin Consulting-California engagements in the 1999 period.

Selling, General & Administrative Expenses

     The Company recorded $6,185,000 in selling, general & administrative expenses during the six months ended June 30, 1999, as compared to $5,484,000 during the six months ended June 30, 1998, an increase of $701,000. The increase in expenses is primarily attributable to the acquisitions of two companies between the periods with the resultant inclusion of selling, general & administrative costs related to those operations in the 1999 period. The increase is also attributable to the addition of solution area operational and sales personnel to the Company's technology consulting businesses to facilitate the move toward a solutions-oriented project focus and to facilitate the development of the Electronic Business and Knowledge Management solutions areas.

     There are a number of unusual items impacting both periods, as described in the following paragraphs, including writedowns for non-recoverable portions of ship interactive systems, severance accruals and a writedown of assets and accrual of estimated lease termination costs related to Allin Consulting-Pennsylvania's move from its former office in Pittsburgh.

     The capitalized costs of interactive television systems on ships include costs related to the installation of equipment that are not recoverable and cost for equipment that is not economically feasible to remove upon termination of system operation. During the six months ended June 30, 1998, Allin Interactive recorded a loss of approximately $232,000 to writedown the non-recoverable portions of capitalized interactive television systems aboard the RCCL ships Enchantment of the Seas, Majesty of the Seas, and Rhapsody of the Seas due to its March 1998 agreement with RCCL for termination of system operations. There was no comparable expense during the first half of 1999.

     During the six months ended June 30, 1998, a severance accrual of approximately $491,000 was recorded in connection with certain executive management changes undertaken in connection with the reorganization of the Company's operations in early 1998, including the Company's President, Chief Operating Officer and an administrative assistant. An adjustment of $15,000 was also recorded in the first quarter of 1998 to reflect additional severance costs related to a 1997 severance accrual. During the six months ended June 30, 1999, a severance accrual of approximately $208,000 was recorded due to the Company's termination of the employment contract for its President.

     During the first half of 1999, the Company recorded a writedown of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office. The assets written down were disposed of or were not utilized subsequent to the move. The Company also recorded an accrual of approximately $116,000 during this period for estimated lease termination costs for the office space formerly occupied by Allin Consulting-Pennsylvania. There was no comparable expense during the first half of 1998.

     Depreciation and amortization were $1,247,000 during the six months ended June 30, 1999 as compared to $1,839,000 during the six months ended June 30, 1998. The decline is due to August 1998 writedowns in capitalized interactive television system assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $19,000 during the first half of 1999, as compared to $60,000 during the first half of 1998. The majority of the research and development activity during 1999 related to development by Allin Digital of a Portraits Online internet-based product targeted for photographic laboratories.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased by $892,000 from $2,762,000 for the six months ended June 30, 1998 to $1,870,000 for the six months ended June 30, 1999, primarily as a result of the $1,898,000 increase in gross profit between periods due to acquisition-driven growth in the technology consulting business. The increase in gross profit was partially offset by a $701,000 increase in selling, general & administrative expenses and a $256,000 change from a net interest income to net interest expense position.

Discontinued Operations

     The Company recorded income from the operation of its discontinued sports marketing business of $284,000 during the first half of 1998. During the first half of 1999, the Company recognized a gain of $2,000 on the disposal of SportsWave. The gain resulted from the net effect of an adjustment to an accrual of estimated transaction costs and recording of a local tax liability related to the pre-disposal period.

Net Loss

     The Company's net loss for the six months ended June 30, 1999 was $1,868,000, as compared to $2,478,000 for the six months ended June 30, 1998. The decrease in net loss between the periods resulted from the increase in gross profit in the Company's technology consulting business, partially offset by the increase in selling, general & administrative expenses, a shift from a net interest income to a net interest expense position and the inclusion of income related to the discontinued sports marketing operations in the 1998 period.

Liquidity and Capital Resources

     At June 30, 1999 the Company had cash and liquid cash equivalents of $1,744,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1998 was a decrease of $766,000. The net cash used during the first half of 1999 resulted from net uses of approximately $743,000 from operating activities and $412,000 from financing activities, partially offset by net cash provided of approximately $389,000 from investing activities.

     The Company recognized a net loss for the six months ended June 30, 1999 of $1,868,000. Included in the net loss were non-cash expenses of $1,352,000 including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation, the loss from a non-consolidated corporation and losses from write-down or sale of assets, resulting in net cash used of $516,000 related to the income statement. The remaining net use from operating activities of $227,000 was caused by working capital adjustments, primarily increases in accounts receivable, assets held for sale and inventory partially offset by increases to accounts payable and accrued expenses.

     The net cash used for financing activities during the first half of 1999 related to partial repayments of notes and credit facilities and preferred stock dividends. The net cash provided from investing activities during the first half of 1999 was generated primarily by collection of a note receivable of $463,000 related to the sale of SportsWave.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 1999, maximum borrowing availability under the S&T Loan Agreement was approximately $2,671,000. The outstanding balance as of June 30, 1999 was $1,255,000. The expiration date of the S&T Loan Agreement is September 30, 1999. The Company is currently in negotiations with S&T Bank for renewal of the S&T Loan Agreement. There can be no assurance, however, that the Company will successfully renew or replace its current credit facility or that renewal or replacement, if any, will be on terms as favorable to the Company as its present facility. Absent renewal or replacement of the current credit facility or infusion of capital from another source, the Company believes that available funds and cash flows expected to be generated from operations will be sufficient to meet its working capital and capital expenditure needs for its current operations for at least six months following expiration of the current credit facility.

     Currently, borrowings may be made under the S&T Loan Agreement for general working capital purposes, and initially could also be made to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of Allin Consulting-Pennsylvania. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition-related debt. This borrowing remains outstanding as of June 30, 1999.

     Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During the first half of 1999, the applicable interest rate was 8.75%. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. The current interest rate is 9.0%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $45,000 in interest expense related to this revolving credit loan for the six-month period ended June 30, 1999. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998 The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series B and D preferred shares or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The Company is not currently in compliance with this covenant. S&T Bank granted the Company a three-month waiver of the cash flow covenant effective through June 30, 1999, and the Company anticipates that this waiver will be extended through September 30, 1999. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     During April 1999, the Company repaid a balance due on a line of credit with Wells Fargo Bank of approximately $22,000. This credit facility was originally obtained by MEGAbase to finance equipment purchases. The outstanding balance was assumed by the Company upon acquisition of MEGAbase. Approximately $1,000 of interest expense was recorded for this loan during the six months ended June 30, 1999.

     As of June 30, 1999, the Company has outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. On May 31, 1999, the holders of all of the 25,000 then outstanding shares of the Company's Series A preferred stock, which had been issued in August 1996, exchanged their shares for a like number of shares of the Company's Series C preferred stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock whereas mandatory redemption had been required on June 30, 2006 for the Series A preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $639,000 as of June 30, 1999.
Series C preferred stock earns dividends at the rate of 8% per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     On May 31, 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B preferred stock, which had been issued in August 1998, exchanged their shares for a like number of shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 2,750 shares of Series D preferred stock remain outstanding as of June 30, 1999. There is no mandatory redemption date for the Series D preferred stock whereas mandatory redemption had been required for Series B preferred stock on the earlier of August 13, 2003 or following certain asset sales by the Company, as defined in the Certificate of Designation for Series B Preferred Stock, which is filed as an exhibit to the Company's Current Report on Form 8-K dated as of August 13, 1998. Series D preferred stock is convertible into the Company's common stock on terms identical to those of Series B preferred stock. Until and including August 13, 1999, the first anniversary of the original issuance of the Series B preferred shares, each Series D share will be convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania or (b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of (i) 85% of the closing price of the common stock as reported by The Nasdaq Stock Market ("Nasdaq") on the trading date prior to the date of conversion, or (ii) $2.00. From August 14, 1999 until August 13, 2003, each share of Series D preferred stock is convertible into the number of shares of common stock determined by (a) above, or if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on the first trading date following the first anniversary of the closing date. Series D preferred stock earns dividends at the rate of 6% per annum, compounded quarterly. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 1999.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-Pennsylvania, with an outstanding principal balance of approximately $1,926,000 exchanged the promissory note for 1,926 shares of the Company's Series E preferred stock having a liquidation preference of $1,000 per share. All of the 1,926 shares of Series E preferred stock remain outstanding as of June 30, 1999. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock earns dividends at the rate of 6% per annum, payable quarterly, subject to legally available funds. The promissory note would have converted to the Company's common stock if the principal balance was not repaid prior to August 13, 2000. Series E preferred stock is convertible to the Company's common stock on terms substantially identical to those of the promissory note. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000. These events are disclosed in their entirety in the text of the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock filed as an exhibit to the Company's Current Report on Form 8-K
dated as of June 15, 1999.   Accrued but unpaid dividends on Series E preferred
stock were approximately $10,000 as of June 30, 1999.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California, with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F preferred stock having a liquidation preference of $1,000 per share. All of the 1,000 shares of Series F preferred stock remain outstanding as of June 30, 1999. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% per annum. The dividends will accrue until April 15, 2000, when accrued dividends will be payable subject to legally available funds. Dividends will be payable and will compound quarterly after April 15, 2000, subject to legally available funds. Series F preferred stock is convertible to the Company's Common Stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. Accrued but unpaid dividends on Series F preferred stock were approximately $6,000 as of June 30, 1999.

     The exchanges of securities described above were undertaken for purposes of enhancing the Company's future liquidity by removing mandatory redemption requirements, strengthening the Company's balance sheet by increasing equity, improving the Company's results of operations by replacing interest expense with dividends and maintaining compliance with the Nasdaq Stock Market's National Market listing requirements. The order of liquidation preference of the Company's outstanding preferred stock, from senior to junior, is Series E, Series F, Series D and Series C.

     In connection with the Company's original sale of Series B Redeemable Preferred Stock in August 1998, the purchasers of Series B shares also received warrants to purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per share, the price of the common stock as of the last trading day prior to the Allin Consulting-Pennsylvania closing. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Convertible Redeemable Preferred Stock.

     The Company has outstanding an amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F preferred stock, as discussed previously, the outstanding principal balance of the note is $1,000,000. The amended note provides for two principal payments of $500,000 each on April 15, 2000 and October 15, 2000. The Company may, however, defer payment of principal at its option until April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. The Company has accrued interest of approximately $365,000 as of June 30, 1999. Accrued interest as of May 31, 1999, approximately $359,000, is due and payable on or before April 1, 2000. Other accrued interest is jue and payable quarterly on the note beginning April 15, 2000. The Company believes that the ability to defer principal payments will be beneficial to its liquidity over the next five years.

     The agreement for the Company's November 1998 acquisition of MEGAbase provides for contingent payments of up to $800,000, to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as provided in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder, Mark Gerow, is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeds $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's common stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or (c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. The contingent payment must be made no later than March 31, 2000, unless the Company selects
(c) above, under which 50% of the payment due must be made no later than March 31, 2000 and 50% one year later. Emerging Issues Task Force Issue 95-8:
Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including the terms of continuing employment, the components of the shareholder group, the reasons for contingent payment provisions, the formula for determining contingent consideration and other agreements and issues. The Company's analysis of these factors indicates that any contingent payments due will be recorded as additional cost of the acquired enterprise. Key factors in the evaluation include the Company's ability to control the form of principal payments and the similarity of the development practice to the pre-acquisition MEGAbase organization.

     The Company expects interactive television research and development activities during the remainder of 1999 to focus on five areas. Allin Interactive is developing modifications to existing and development of new software interfaces for interactive television applications to integrate new hardware components and technology from On Command Corporation ("On Command") for utilization in future interactive projects. Any new system orders obtained, such as the $1.9 million agreement entered into with RCCL in May 1999, will necessitate some modification of existing content and applications or development of new interactive applications that meet the specific needs of the client. Module development and modification of this type will only be conducted as systems integration or consulting business is obtained. Allin Interactive intends to pursue development of interactive applications based on NetShow Theatre, an emerging Microsoft product for delivering broadcast-quality video content to personal computer networks. The fourth area of development focuses on delivery of interactive content and services across additional types of information networks. Research to date on alternate network types has been performed in conjunction with interested technology industry parties. The Company anticipates further research and development activities in 1999 related to Allin Digital's Portraits Online system for on-line viewing of digital photographic images from an Internet based database archive. Efforts will focus on Portraits Online system improvements, added functionality, and modifications necessary to integrate additional third party software and hardware components necessary to expand Allin Digital's product portfolio. Allin Digital is also developing a Portraits Online product targeted for photographic laboratories that would enable on-line viewing of archived images by laboratory clients. The Company incurred approximately $19,000 in research and development expense in the first half of 1999 and currently anticipates expenditures of up to $50,000 during the remainder of 1999. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions warrant.

     Capital expenditures during the six months ended June 30, 1999 were approximately $104,000 and related primarily to furniture and leasehold improvements related to the relocation of Allin Consulting-Pennsylvania's Pittsburgh staff to the corporate headquarters office and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. The Company anticipates capital expenditures of up to $260,000 during the remainder of 1999 for upgrades of computer hardware and software in all of its operations and for leasehold improvements, furniture and equipment related to expansion of its Ft. Lauderdale office. Business conditions and management's plans may change during the remainder of 1999, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     As discussed above, the S&T Loan Agreement expires September 30, 1999. So long as a credit facility substantially similar to the current facility remains in place, the Company believes, in light of its current operations as discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by its current operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twenty-four months. Absent renewal or replacement of the credit facility or infusion of capital from another source, the Company believes that available funds and cash flows expected to be generated from operations will be sufficient to meet its anticipated cash needs for at least six months following expiration of the current credit facility. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

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

State of Readiness

     The Company has established an internally staffed project team to address Year 2000 issues. The team is implementing a plan that focuses on Year 2000 compliance efforts for information and non-information technology systems for the entire Company. The systems include (1) information systems software and hardware such as accounting systems, personal computers, servers and software,
(2) shipboard equipment, including the Company's interactive systems currently aboard cruise vessels and (3) certain essential non-information technology systems such as telephones and HVAC. The Company has identified five phases for the project team to address for each of the Company's risk areas. These phases are (1) an inventory of the Company's systems described above, (2) assessment of the systems to determine the risk and apparent extent of year 2000 problems, (3) remediation of identified problems, (4) testing of systems and products for Year 2000 readiness and (5) contingency planning for the worst-case scenario.

     Inventories have been completed for all Company software applications, hardware and shipboard operating systems, and at-risk non-information technology systems. The project team has substantially completed an assessment of compliance issues related to the Company's information hardware and software. The Company undertook significant testing of shipboard equipment during the assessment phase with no significant failures experienced to date. Thus far, the task force believes that the Company's main accounting system is Year 2000 compliant, but it has identified a problem in certain of the Company's information hardware programming related to the accounting system. The Company has completed a plan for remediating this problem, which will involve remediation steps immediately prior to the year-end. The Company has scheduled the necessary remediation steps. The Company expects that additional testing of all critical systems will be conducted during the remainder of 1999. The Company has identified and created a list of its third party software manufacturers and is either contacting them directly or monitoring their products through published information concerning Year 2000 compliance. The Company has solicited and intends to continue to solicit information regarding its internal non-information technology systems such as telephones and HVAC during the third quarter of 1999. To date the Company has identified a problem with the telephone system in its Cleveland, Ohio office which has been remediated. The Company has also identified a problem with the security system for the building housing the Company's Pittsburgh office. Building management has indicated the problem is expected to be remediated by the end of the third quarter of 1999. Any additional required remediation and testing of the Company's non-information technology systems is expected to be completed during the third quarter of 1999. The Company is also monitoring information regarding Carnival's onboard billing systems, which interfaces with the Company's interactive systems. The Company expects to be operating only two ship interactive systems on Carnival ships as of December 31, 1999. Any issues raised through these solicitations will be remediated, if possible, or addressed in the Company's contingency plans.

     Although the Company's material supply requirements can predominantly be filled by a large number of suppliers, the Company has implemented a program to track the Year 2000 compliance status of its material vendors and suppliers. Material vendors and suppliers have been surveyed to ascertain their risks associated with Year 2000 issues, their state of readiness and the potential for disruption of business operations. Similarly, the Company has also implemented a program to survey and track the Year 2000 compliance status of its material customers. A second request for completion of the Company's survey has been circulated to all material suppliers, vendors and customers who had not replied to the original request.

     Approximately 46% of the 381 surveys circulated to suppliers, vendors and customers have been returned to date. the Company believes that the responses that have been received do not indicate any material risk to the Company from these suppliers, vendors and customers as a result of the Year 2000 problem. The Company's project team has to date evaluated any information obtained from surveys received as well as other publicly available information on material suppliers, vendors and customers. During the remainder of the third quarter of

1999, the project team expects to continue analysis of any additional surveys received and to perform an additional review of publicly available information concerning each business unit's largest customers and vendors. The project team will analyze, to the extent information is available, the risk that disruption of customers', vendors' and suppliers' business operations from Year 2000 issues may negatively impact the Company. Potential risks could arise from failure of customers' vendor payment systems or cancellation or delay of service engagements for the Company. Potential risks could also arise if significant suppliers or service providers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them.

     Management believes that information obtained to date through evaluation of surveys received and research of publicly available information addressing these matters and information to be obtained from additional research of public information and survey responses during the third quarter of 1999 will provide sufficient time to develop alternate service plans, such as requiring payments in advance prior to the end of 1999 or rescheduling of engagements for customers
with high risk of business disruption due to Year 2000 issues.   Management
believes that this will also provide sufficient time to find other sources of materials if information obtained indicates that any of the Company's vendors may encounter delivery problems due to Year 2000 issues. There can be no assurance, however, that the Company will be successful in identifying customers with significant Year 2000 risk. There can also be no assurance that the Company will be successful in finding alternative Year 2000 compliant suppliers and vendors, if required. In the event that any of the Company's significant customers, vendors and suppliers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them, the Company's business or operations could be adversely affected.

Risks of Company's Year 2000 Issues

     The Company is in the process of determining its contingency plans, which are expected to include the identification of the Company's most reasonably likely worst-case scenarios. At this time, the Company does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, the Company believes that the most reasonably likely sources of risk to the Company include one or more of the following: (1) reduced opportunities for technology consulting engagements due to clients' or potential clients' Year 2000 compliance expenditures on current systems reducing available funds for new technology projects; (2) the inability of significant customers to be Year 2000 ready which could negatively impact the Company's revenue and cash receipts or which could result in the postponement or cancellation of major client projects due to clients' Year 2000 business disruption: (3) the possibility that Year 2000 issues develop in interactive systems sold by the Company or in any contemplated future sales; (4) the possibility that disputes may arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications; (5) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers and (6) the disruption of revenue production from the two interactive television systems aboard cruise ships that the Company expects to be operating as of January 1, 2000, through failures in the systems or the failure of the cruise lines' shipboard billing systems.

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

Contingency Plans

     The Company has commenced preparation of its contingency plans to identify and determine how to handle its most reasonably likely worst-case scenarios. Comprehensive contingency plans are expected to be completed during the third quarter of 1999. Following Management's review, these plans are expected to be finalized by the end of the third quarter of 1999.

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

     Integration of Acquired Entities. The Company acquired Allin Consulting-Pennsylvania in August 1998. The Company acquired MEGAbase in November 1998 and subsequently merged it into Allin Consulting-California. The Company intends to operate all of these entities' businesses under a common Allin Consulting business strategy and to undertake joint marketing, recruiting and training programs for all entities. Additionally, the Company seeks to promote an orientation toward common solution area disciplines and methodologies across its consulting operations. Allin Consulting-California, Allin Consulting-Pennsylvania and the former MEGAbase have no prior history of joint operations and there can be no assurance that the entities will be able to effectively carry out joint efforts. Failure to do so may result in reduced revenue or earnings for the Company.

     Limited Operating History Under New Marketing Strategies. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solutions areas meeting customer needs for information technology infrastructure, business operations, electronic business,knowledge management and interactive media solutions. The Company is seeking to develop additional solutions-oriented business for all of these solution areas and seeks to reposition its operations away from the staffing-oriented model formerly predominant in Allin Consulting-Pennsylvania. The majority of the Company's current Business Operations solution area revenue is derived from services provided under the staffing model. The Company has experienced a decline in demand for Business Operations services during 1999, particularly for staffing for mainframe computer systems. Business Operations activity in future periods under the staffing model is expected to decline as a result of both industry trends and the Company's marketing focus on solutions-oriented projects. There can be no assurance that the Company will be successful at growing solutions-oriented revenue in any or all of its solutions areas or that any growth obtained will offset or exceed expected declines in Business Operations revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit.

     The Company fundamentally changed its marketing strategies with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations in early 1998. Allin Interactive's current strategy is to sell customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system and to provide consulting services related to interactive media. Based on projects currently underway and a recently signed contract for system sales with Celebrity, the Company expects Allin Interactive's systems integration and consulting revenue will increase in the second half of 1999 as compared with 1998 and the first half of 1999. However, the transition toward systems integration and consulting services has also resulted in a decline in transactional and management fee revenue derived from interactive television systems owned and operated by Allin Interactive. A significant decline in transactional and management fee revenue will occur over the remainder of 1999 due to the transitioning of operational responsibility to Celebrity for five interactive systems currently operated on their ships. While the Company expects systems sale and maintenance revenue from the Celebrity systems to be recognized over the remainder of 1999 will exceed transactional and management fee revenue immediately prior to the sales, there can be no assurance that Allin Interactive will not experience declines in revenue and gross margin during 2000 subsequent to completion of revenue recognition from the Celebrity sale. Because the Company has only a limited history of operations with the current marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Need for Management of Growth and Geographic Expansion.   The Company's
growth strategy will require its management to conduct operations, evaluate acquisitions and respond to changes in technology and the market. The Company intends to evaluate continued geographic growth of its operations, particularly in technology consulting. The Company has substantially expanded the geographic scope of its operations in the Northeastern United States through the acquisition of Allin Consulting-Pennsylvania, with offices in Pittsburgh, Pennsylvania and Cleveland, Ohio. Furthermore, Allin Consulting-Pennsylvania's specialized banking industry technology consulting services operate on a national scope. Allin Consulting-California has also experienced growth in the geographic scope of engagements serviced by personnel based in northern California. The Company is evaluating further geographic expansion of operations through acquisition or investment. There can be no assurance, however, that the Company will be successful in identifying or acquiring other businesses, or that any business that may be acquired will result in the desired improvements to financial results. The Company is marketing interactive television and digital photography services nationally and intends to undertake installations throughout the United States, as obtained. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

     Dependence on Key Personnel.   The Company's success is dependent on a
number of key management, technical and operational personnel for the management of consulting operations, development of new markets and products and timely installation of its systems. The Company's reorientation of marketing strategies and operations during 1999 has also resulted in certain key executives assuming different or additional responsibilities for the Company's operations. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel and to engage non-employee consultants. There can be no assurance that the Company will be successful in attracting and retaining such personnel or contracting with such non-employee consultants.

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

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997 and 1998 and the six months ended June 30, 1999. As of June 30, 1999, the Company had an accumulated deficit of $29,620,000. The Company anticipates that it will continue to incur net losses at least through all or a portion of the remainder of 1999, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

     Liquidity Risk. Since the beginning of the fourth quarter of 1998, the Company's cash position declined significantly due primarily to the usage of operating working capital to fund a portion of the retirement of a note payable associated with the acquisition of Allin Consulting-Pennsylvania. While the Company's management believes the acquisition of Allin Consulting-Pennsylvania has to date improved operating cash flow and expects this to continue, there can be no assurance that a prolonged downturn in operations or business setbacks to Allin Consulting-Pennsylvania or the Company's other operating entities will not result in working capital shortages which may adversely impact the Company's operations. The cash decline has been mitigated somewhat by the Company obtaining a line of credit facility during the same time period. However, the credit facility expires in September 1999. The Company is currently in negotiations for renewal of the credit facility. There can be no assurance, however, that the Company will successfully renew or replace its current credit facility or that renewal or replacement, if any, will be on terms as favorable to the Company as its present facility. If the credit facility is not renewed or replaced, there can be no assurance that available funds and cash flows expected to be generated from operations will be adequate to meet the Company's cash needs for working capital and capital expenditures for a prolonged period.

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

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for interactive technologies on a systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for applications of interactive technology, or that any contracts obtained will generate improvements to the Company's profitability or cash flow. During 1998, the Company entered a new market by offering systems integration services to professional photography businesses.

There can be no assurance that the Company will achieve ongoing success within this market, or that any additional business obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. The Company is currently developing software interfaces and modifications for end-user operating systems for end-user operating components from On Command Corporation ("On Command") to be utilized in future interactive system installations. The Company believes usage of the On-Command equipment could result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its products and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

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

     Cruise Line's Rights to Terminate Operations or Management Fees. Carnival has the right to terminate the Company's operations on its ships, or to discontinue payment of management fees, upon notice. Any such termination of operations would eliminate the Company's ability to share in revenue produced by the affected interactive television system. Any such discontinuation of management fees would eliminate the Company's ability to charge fees for operation of the system. The loss or elimination of the Company's rights to any of these sources of revenue resulting from any of the foregoing events could have an adverse effect on the Company's business, financial condition, and results of operations. Carnival has notified the Company that it intends to discontinue payment of management fees subsequent to August 1999, although the Company does not expect this to materially adversely affect the Company's financial condition.

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

     Year 2000 issue. Currently, the Company believes that the most reasonably likely sources of risk to the Company from the Year 2000 computer problem include one or more of the following: (1) reduced opportunities for technology consulting engagements due to clients' or potential clients' Year 2000 compliance expenditures on current systems reducing available funds for new technology projects; (2) the inability of significant customers to be Year 2000 ready which could negatively impact the Company's revenue and cash receipts or which could result in the postponement or cancellation of major client projects due to clients' Year 2000 business disruption: (3) the possibility that Year 2000 issues develop in interactive systems sold by the Company or in any contemplated future sales; (4) the possibility that disputes may arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications; (5) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers and (6) the disruption of revenue production from the two interactive television systems aboard cruise ships that the Company expects to be operating as of January 1, 2000, through failures in the systems or the failure of the cruise lines' shipboard billing systems. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related hereto are dependent, to a significant degree, upon identification and remediation of deficiencies and the Year 2000 compliance of third parties, both domestic and international, such as customers, vendors and suppliers. If the Company is unable to successfully identify and timely remediate Year 2000 problems or the level of timely compliance by key customers, suppliers and service providers is not sufficient, Year 2000 failures could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant business disruptions. See Year 2000 Issue above.

     Government Regulation and Legal Uncertainties.   The Company is subject,
both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137. Accounting for Derivative
                                              -------------------------
Instruments and Hedging Activities--Deferral of the effective date of FASB
--------------------------------------------------------------------------
Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal
-----------------
quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the period ended June 30, 1999 would be immaterial.

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

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

     On May 31, 1999, the Company issued 25,000 shares of its Series C preferred stock, having a liquidation value of $100 per share, to the holders of the 25,000 outstanding shares of the Company's Series A preferred stock in exchange for their shares of the Series A preferred stock. As no public offering was involved in the exchange, the issuance of the Series C preferred stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as well as under Section 3(a)(9) of the Securities Act. There is no mandatory redemption date for the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $639,000 as of June 30, 1999. Series C preferred stock earns dividends at the rate of 8% per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. Series C preferred stock is not convertible to the Company's common stock. Series C preferred stock is senior in liquidation preference to the Company's common stock, but junior to the Company's other series of preferred stock.

     On May 31, 1999, , the Company issued 2,750 shares of its Series D preferred stock, having a liquidation value of $1,000 per share, to the holders of the 2,750 outstanding shares of the Company's Series B preferred stock in exchange for their shares of the Series B preferred stock. As no public offering was involved in the exchange, the issuance of the Series C preferred stock was exempt from registration under Section 4(2) of the Securities Act as well as under Section 3(a)(9) of the Securities Act. There is no mandatory redemption date for the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock on terms identical to those of Series B preferred stock. Until and including August 13, 1999, the first anniversary of the original issuance of the Series B preferred shares, each Series D share will be convertible into the number of shares of common stock determined by (a) dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania or (b) if it results in a greater number of shares of common stock, dividing 1,000 by the greater of (i) 85% of the closing price of the common stock as reported by The Nasdaq Stock Market ("Nasdaq") on the trading date prior to the date of conversion, or (ii) $2.00. From August 14, 1999 until August 13, 2003, each share of Series D preferred stock is convertible into the number of shares of common stock determined in accordance with clause (a) above, or if it results in a greater number of shares of common stock, dividing 1,000 by 85% of the closing price of the common stock as reported by Nasdaq on the first trading date following the first anniversary of the closing date. Series D preferred stock earns dividends at the rate of 6% per annum, compounded quarterly. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 1999. Series D preferred stock is senior in liquidation preference to the Company's common stock and Series C preferred stock, but junior to Series E and Series F preferred stock.

     On May 31, 1999, , the Company issued 1,926 shares of its Series E preferred stock, having a liquidation value of $1,000 per share, to the holder of a promissory note issued by the Company, James S. Kelly, Jr., with an outstanding principal balance of approximately $1,926,000 in exchange for the promissory note. As no public offering was involved in the exchange, the issuance of the Series C preferred stock was exempt from registration under
Section 4(2) of the Securities Act as well as under Section 3(a)(9) of the Securities Act. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock earns dividends at the rate of 6% per annum, payable quarterly, subject to legally available funds. The promissory note would have converted to the Company's common stock if the principal balance was not repaid prior to August 13, 2000. Series E preferred stock is convertible to the Company's common stock on terms substantially identical to those of the promissory note. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000. These events are disclosed in their entirety in the text of the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock filed as an exhibit to the Company's Current Report on Form 8-K dated as of June 15, 1999. Accrued but unpaid dividends on Series E preferred stock were approximately $10,000 as of June 30, 1999. Series E preferred stock is senior in liquidation preference to the Company's common stock and other series of preferred stock.

     On May 31, 1999, the Company issued 1,000 shares of its Series F preferred stock, having a liquidation value of $1,000 per share, to the holder of a promissory note issued by the Company, Les D. Kent, with an outstanding principal balance of approximately $2,000,000 in exchange for a reduction in the principal amount of the promissory note of $1,000,000. As no public offering was involved in the exchange, the issuance of the Series C preferred stock was exempt from registration under Section 4(2) of the Securities Act as well as under Section 3(a)(9) of the Securities Act. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% per annum. The dividends will accrue until April 15, 2000, when accrued dividends will be payable subject to legally available funds. Dividends will be payable and will compound quarterly after April 15, 2000, subject to legally available funds. Series F preferred stock is convertible to the Company's Common Stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by
(i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. Series F preferred stock is junior in liquidation preference to Series E preferred stock but senior to the Company's common stock and Series C and D preferred stock.

     Each of the Certificates of Designation governing the Series C, D, E and F preferred stock prohibits the Company from declaring or paying dividends or making any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of the Stockholders of the Company was held on Thursday, May 13, 1999.

     (b)  Not applicable.

     (c) The following matters were voted on by the Stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

               (1) Election of Directors for one year terms to hold office until the next annual meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

                          Nominee             Votes for   Votes Against   Votes Abstaining
                    Richard W. Talarico       4,526,016               0             52,700
                    Brian K. Blair            4,519,416               0             59,300
                    Anthony L. Bucci          4,519,416               0             59,300
                    William C. Kavan          4,519,316               0             59,400
                    James S. Kelly, Jr.       4,526,016               0             52,700
                    James C. Roddey           4,525,916               0             52,800

               (2) Ratification of the Board of Directors' selection of Arthur Andersen LLP to serve as the independent public accountants to examine the financial statements of the Company and its subsidiaries for the year ending December 31, 1999. Votes cast were 4,571,716 for ratification, -0- against ratification, and 7,200 abstaining.

               There were a total of 5,988,063 shares of the Company's Common Stock eligible to vote at the Annual Meeting.

     (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

Exhibit
Number                        Description of Exhibit
------                        ----------------------

4.1 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to
          Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

4.2 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

4.3 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

4.4 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

4.5 Second Amended and Restated Promissory Note dated as of June 1, 1999 by and between Allin Corporation and Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

11        Computation of Earnings per Share.

27        Financial Data Schedule

   (b)  Reports on Form 8-K.

        On June 18, 1999, Allin Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported - May 31, 1999) to disseminate information concerning the effect on the Company's capital structure of preferred stock newly issued in May 1999 in exchange for previously outstanding preferred stock and promissory notes of the Company. The following consolidated financial statements of Allin Corporation and subsidiaries were filed:

        . Unaudited Consolidated Balance Sheet of Allin Corporation & Subsidiaries as of May 31,1999
        . Unaudited Consolidated Statement of Operations of Allin Corporation & Subsidiaries for the Five Months Ended May 31, 1999
        . Unaudited Consolidated Statement of Cash Flows of Allin Corporation & Subsidiaries for the Five Months Ended May 31, 1999
        . Notes to Unaudited Consolidated Financial Statements of Allin Corporation

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALLIN CORPORATION
                                   (Registrant)

Date: August 4, 1999               By:  /s/   Richard W. Talarico
                                        ---------------------------------------
                                        Richard W. Talarico
                                        Chairman and Chief Executive Officer


Date: August 4, 1999                By:  /s/   Dean C. Praskach
                                         --------------------------------------
                                         Dean C. Praskach
                                         Vice President-Finance and Chief
                                         Accounting Officer

Allin Corporation
Form 10-Q
June 30, 1999
Exhibit Index



Exhibit
Number                             Description of Exhibit
------                             ----------------------


4.1 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to
          Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

4.2 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on of June 18, 1999).

4.3 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

4.4 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

4.5 Second Amended and Restated Promissory Note dated as of June 1, 1999 by and between Allin Corporation and Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation's Report on Form 8-K filed on June 18, 1999).

11        Computation of Earnings per Share

27        Financial Data Schedule