Form 10-Q
period 1999-09-30
ALLIN CORP
filed 1999-11-12
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  September 30, 1999

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

                             As of November 5, 1999

                        Common Stock,  5,987,663 Shares

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

      Item 3.  Quantitative and Qualitative Disclosure about Market    Page  42
               Sensitive Instruments

Part II -  Other Information

      Item 5.  Other Information                                       Page  43

      Item 6.  Exhibits and Reports on Form 8-K                        Page  47

Signatures                                                             Page  48

Forward-Looking Information

     Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Note on Forward-Looking Statements" included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

  (Dollars in thousands)
       (Unaudited)


                                                                                  December 31,                September 30,
                                                                                      1998                         1999
                                                                               -----------------             ----------------
ASSETS

Current assets:
           Cash and cash equivalents                                           $           2,510             $          2,624
           Accounts receivable, net of allowance for
                   doubtful accounts of $316 and $299                                      2,768                        3,049
           Note receivable                                                                   463                          ---
           Inventory                                                                         396                          791
           Prepaid expenses                                                                  317                          378
           Costs in excess of billings                                                       ---                        1,017
                                                                               -----------------             ----------------
                   Total current assets                                                    6,454                        7,859

Property and equipment, at cost:
Leasehold improvements                                                                       478                          473
Furniture and equipment                                                                    2,477                        2,594
On-board equipment                                                                         3,688                          951
                                                                               -----------------             ----------------
                                                                                           6,643                        4,018

Less--accumulated depreciation                                                            (3,559)                      (2,407)
                                                                               -----------------             ----------------
                                                                                           3,084                        1,611

Assets held for resale                                                                        15                           56
Notes receivable from employees                                                               35                           29
Software development costs, net of accumulated
           amortization of $877 and $885                                                      36                           28
Goodwill, net of accumulated amortization of
           $722 and $1,507                                                                14,039                       13,254
Other assets, net of accumulated amortization of
           $2,907 and $3,140                                                               2,649                        2,347
                                                                               -----------------             ----------------

Total assets                                                                   $          26,312             $         25,184
                                                                               =================             ================



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

  (Dollars in thousands)
       (Unaudited)


                                                                                  December 31,                September 30,
                                                                                      1998                         1999
                                                                                ----------------             ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Current portion of notes payable                                     $                2           $                2
           Bank lines of credit                                                              1,506                          500
           Accounts payable                                                                    575                          753
           Accrued liabilities:
                   Compensation and payroll taxes                                              475                          603
                   Dividends on preferred stock                                                546                          783
                   Other                                                                       694                          950
           Deferred revenue                                                                     76                        2,071
           Income taxes payable                                                                 67                           25
                                                                                ------------------           ------------------
                   Total current liabilities                                                 3,941                        5,687

Non-current portion of notes payable                                                         4,004                        1,003
Deferred income taxes                                                                          126                           81
Commitments and contingencies

Preferred stock, par value $.01 per share,
           authorized 100,000 shares:
           Series A convertible, redeemable preferred stock,
                   designated 40,000 shares, issued and
                   outstanding 25,000 and -0- shares                                         2,500                          ---
           Series B redeemable preferred stock, designated
                   5,000 shares, issued and outstanding
                   2,750 and -0- shares                                                      2,152                          ---

Shareholders' equity:
           Common stock, par value $.01 per share - authorized
                   20,000,000 shares, issued 5,995,830 shares                                   60                           60
           Preferred stock, par value $.01 per share,
                   authorized 100,000 shares:
                   Series C redeemable preferred stock, designated,
                          issued and outstanding -0- and 25,000
                          shares                                                               ---                        2,500
                   Series D convertible redeemable preferred stock,
                          designated, issued and outstanding
                          -0- and 2,750 shares                                                 ---                        2,152
                   Series E convertible redeemable preferred stock,
                          designated -0- and 2,000 shares, issued and
                          outstanding -0- and 1,926 shares                                     ---                        1,926
                   Series F convertible redeemable preferred stock,
                          designated, issued and outstanding
                          -0- and 1,000 shares                                                 ---                        1,000
           Additional paid-in-capital                                                       40,793                       40,353
           Warrants                                                                            598                          598
           Deferred compensation                                                              (104)                          (8)
           Treasury stock at cost, 1,800 and 7,967 common shares                                (6)                         (26)
           Retained deficit                                                                (27,752)                     (30,142)
                                                                                ------------------           ------------------
Total shareholders' equity                                                                  13,589                       18,413
                                                                                ------------------           ------------------
Total liabilities and shareholders' equity                                      $           26,312           $           25,184
                                                                                ==================           ==================



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)
                 (Unaudited)



                                                             Three Months       Three Months       Nine Months        Nine Months
                                                                Ended              Ended              Ended              Ended
                                                            September 30,       September 30,      September 30,      September 30,
                                                                 1998                1999              1998               1999
                                                            -------------       -------------      -------------      -------------
Revenue                                                     $       4,540       $       6,118      $       9,568      $      18,880

Cost of sales                                                       2,676               3,805              5,088             12,054
                                                            -------------       -------------      -------------      -------------

Gross profit                                                        1,864               2,313              4,480              6,826

Selling, general & administrative                                   5,452               2,771             10,936              8,955
                                                            -------------       -------------      -------------      -------------

Loss from operations                                               (3,588)               (458)            (6,456)            (2,129)


Interest (income) expense, net                                         47                  34                (66)               178
                                                            -------------       -------------      -------------      -------------

Loss before provision for income taxes                             (3,635)               (492)            (6,390)            (2,307)


Provision for income taxes                                            ---                 ---                  6                 19
                                                            -------------       -------------      -------------      -------------

Loss after provision for income taxes                              (3,635)               (492)            (6,396)            (2,326)


(Income) loss from non-consolidated corporation                        18                  31                 18                 67
                                                            -------------       -------------      -------------      -------------

Loss from continuing operations                                    (3,653)               (523)            (6,414)            (2,393)


(Income) loss of disposed segment,
           net of income tax                                           64                 ---               (220)               ---

(Gain) loss on disposal of segment                                 (1,499)                ---             (1,499)                (2)
                                                            -------------       -------------      -------------      -------------

(Gain) loss from discontinued operations                           (1,435)                ---             (1,719)                (2)
                                                            -------------       -------------      -------------      -------------

Net loss                                                           (2,218)               (523)            (4,695)            (2,391)


Accretion and dividends on preferred stock                             82                 152                194                546
                                                            -------------       -------------      -------------      -------------

Net loss attributable to common shareholders                $      (2,300)      $        (675)     $      (4,889)     $      (2,937)
                                                            =============       =============      =============      =============

Loss per common share from continuing operations
           attributable to common shareholders -
           basic and diluted                                $       (0.67)      $       (0.11)     $       (1.24)     $       (0.49)
                                                            =============       =============      =============      =============

Income (loss) per common share from discontinued
           operations - basic and diluted                   $        0.26       $        0.00      $        0.32      $        0.00
                                                            =============       =============      =============      =============

Net loss per common share attributable to common
           shareholders - basic and diluted                 $       (0.41)      $       (0.11)     $       (0.92)     $       (0.49)
                                                            =============       =============      =============      =============

Weighted average shares outstanding - basic and diluted         5,590,300           5,969,162          5,301,699          5,969,162
                                                            -------------       -------------      -------------      -------------



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

       (Dollars in thousands)
            (Unaudited)



                                                                                               Nine Months         Nine Months
                                                                                                  Ended              Ended
                                                                                              September 30,        September 30,
                                                                                                   1998                 1999
                                                                                              -------------        -------------
Cash flows from operating activities:
           Net loss                                                                                  (4,695)              (2,391)
           Adjustments to reconcile net loss to net cash flows
           from operating activities:
                   Depreciation and amortization                                                      2,693                1,977
                   Amortization of deferred compensation                                                 93                    3
                   Loss from disposal of assets                                                         237                   86
                   Loss from impairment of assets                                                     2,765                  ---
                   Cost of fixed assets sold                                                            ---                  102
                   (Income) loss from
                          non-consolidated corporation                                                   18                   67
                   Gain on disposal of segment                                                       (1,499)                 ---
           Changes in certain assets and liabilities:
                   Accounts receivable                                                                  103                 (281)
                   Inventory                                                                           (137)                (355)
                   Prepaid expenses                                                                      44                  (61)
                   Software development costs                                                           (20)                 ---
                   Assets held for sale                                                                (266)                 (41)
                   Costs in excess of billings                                                          ---                 (475)
                   Other assets                                                                         (37)                   6
                   Accounts and notes payable                                                          (253)                 180
                   Accrued liabilities                                                                 (157)                 392
                   Income taxes payable                                                                 ---                  (87)
                   Deferred revenues                                                                    144                1,995
                                                                                                    -------              -------
           Net cash flows from operating activities                                                    (967)               1,117
                                                                                                    -------              -------

Cash flows from investing activities:
           Acquisition of subsidiary                                                                 (2,234)                 ---
           Change in assets and liabilities of disposed segment                                         (90)                 ---
           Proceeds from sale of assets                                                                   9                   36
           Proceeds from note receivable related to
                   sale of subsidiary                                                                   ---                  463
           Capital expenditures                                                                        (316)                (283)
                                                                                                    -------              -------
               Net cash flows from investing activities                                              (2,631)                 216
                                                                                                    -------              -------


Cash flows from financing activities:
           Proceeds from preferred stock deposit                                                      2,750                  ---
           Net repayment on lines of credit                                                             ---               (1,006)
           Payment of dividends on preferred stock                                                      ---                 (133)
           Debt acquisition costs                                                                       (40)                  (3)
           Repayment of note payable                                                                    ---                  (74)
           Repayment of debt                                                                           (627)                 ---
           Repayment of capital lease obligations                                                        (2)                  (3)
                                                                                                    -------              -------
               Net cash flows from financing activities                                               2,081               (1,219)
                                                                                                    -------              -------

Net change in cash and cash equivalents                                                              (1,517)                 114
Cash and cash equivalents, beginning of period                                                        6,802                2,510
                                                                                                    -------              -------
Cash and cash equivalents, end of period                                                              5,285                2,624
                                                                                                    =======              =======



The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

    The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 1998 and 1999 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1997 and 1998, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

    Disposal of Segment

    On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave, Inc. ("SportsWave"), a wholly-owned subsidiary. The sale of SportsWave represents the disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for three- and nine-month periods ended September 30, 1998 are presented in the Company's Consolidated Statements of Operations as income or loss of disposed segment, which is presented after loss from continuing operations. Adjustments to the gain recorded on the disposal of SportsWave recorded during the nine-month period ended September 30, 1999 are also presented after net loss from continuing operations.

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

    Allin Interactive Corporation's ("Allin Interactive") recognition method for revenue and cost of sales for systems integration services and fixed price consulting services is determined based on the size and expected duration of the project. For systems integration and fixed price consulting projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion. Allin Interactive utilizes the proportion of labor cost incurred to expected total project labor cost as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other projects, revenue and cost of sales are recognized upon completion of the project. Time based consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and management fees and any associated cost of sales are recognized as the services are performed.

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

    Earnings Per Share

    Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS includes the weighted average of the outstanding common shares of the Company, excluding 24,868 shares of outstanding restricted stock for the three- and nine-month periods ended September 30, 1998 and 18,701 and 18,834 shares of outstanding restricted stock, respectively, for the three- and nine-month periods ended September 30, 1999. Outstanding restricted stock, outstanding stock options and the Company's Series D, E and F convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation, if their effect was not anti-dilutive, were 89,479 and 176,177 for the three-month periods ended September 30, 1998 and 1999, respectively, and 35,850 and 75,351 for the nine-month periods ended September 30, 1998 and 1999, respectively.

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

    Financial Instruments

    As of September 30, 1999, the Company's Consolidated Balance Sheet includes a note payable to a shareholder which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates. Interest payments are not required during 1999. All other financial instruments are classified as current and will be utilized within the next operating cycle.

    Supplemental Disclosure Of Cash Flow Information

    Cash payments for income taxes were approximately $69,000 and $26,000 during the three months ended September 30, 1998 and 1999, respectively. Cash payments for interest were approximately $3,000 and $24,000 during the three months ended September 30, 1998 and 1999, respectively. Cash payments for dividends were approximately $-0- and $51,000 during the three months ended September 30, 1998 and 1999, respectively. Dividends on preferred stock of approximately $82,000 and $138,000 were accrued but unpaid during the three-month periods ended September 30, 1998 and 1999, respectively.

    Cash payments for income taxes were approximately $75,000 and $223,000 during the nine months ended September 30, 1998 and 1999, respectively. Cash payments for interest were approximately $3,000 and $148,000 during the nine months ended September 30, 1998 and 1999, respectively. Cash payments for dividends were approximately $-0- and $133,000 during the nine months ended September 30, 1998 and 1999, respectively. Dividends on preferred stock of approximately $194,000 and $265,000 were accrued but unpaid during the nine-month periods ended September 30, 1998 and 1999, respectively.

2.  Preferred Stock

    The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock and 1,000 as Series F Convertible Redeemable Preferred Stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series E, Series F, Series D and Series C. As of September 30, 1999, the Company has outstanding 25,000, 2,750, 1,926 and 1,000 shares of Series C, D, E and F preferred stock, respectively, All previously outstanding shares of the Company's Series A and B preferred stock were exchanged in May 1999 for a like number of shares of Series C and D preferred stock.

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

    A reorganization charge of approximately $208,000 was recorded as of January 12, 1999 to establish a liability for severance costs associated with the termination of services of the Company's president. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. As of September 30, 1999, approximately $150,000 of the amount accrued under the January 12, 1999 charge had been paid. The remaining balance, approximately $58,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by January 2000.

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

4.  Equity Transactions

    During the three months ended September 30, 1999, non-vested options to purchase 9,600 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Forfeited options were restored to the 1998 Stock Plan and are available for reissuance. There were no options awarded under the 1998 Stock Plan during the three months ended September 30, 1999. Options granted under the 1998 Stock Plan to purchase 310,398 shares of common stock remain outstanding as of September 30, 1999.

    During the three months ended September 30, 1999, vested options to purchase 40 shares and non-vested options to purchase 160 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Forfeited options were restored to the 1997 Stock Plan and are available for reissuance. There were no options awarded under the 1997 Stock Plan during the three months ended September 30, 1999. Options granted under the 1997 Stock Plan to purchase 290,250 shares of common stock remain outstanding as of September 30, 1999.

    During the three months ended September 30, 1999, options to purchase 15,000 shares of the Company's common stock were awarded under the Company's 1996 Stock Plan. There were no forfeitures of options previously awarded under the 1996 Stock Plan during the three months ended September 30, 1999. Options granted under the 1996 Stock Plan to purchase 164,900 shares of common stock remain outstanding as of September 30, 1999.

    During the three months ended September 30, 1999, a total of 200 restricted shares of the Company's common stock were forfeited due to their holders' termination of employment. The forfeited restricted stock reverted to treasury stock, which the Company has recorded at cost.

5.  Industry Segment Information

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

    The term "Interactive Media Solutions & Product Sales" is used to denote collectively the Company's operational activity related to interactive video and digital photography systems and applications as well as computer hardware and software sales. Allin Interactive provides specialized systems integration, consulting and operational services related to interactive video systems and applications and video streaming technology. Allin Digital provides specialized systems integration and technical support for digital photography systems and also sells ancillary products related to digital photography operations. Allin Network sells computer hardware and software. These operations are grouped together, and are differentiated from the Company's other technology consulting solutions areas, because of the specialized nature of the interactive technology and because the sales activity and strategies for these operations involve projects with significant equipment components in addition to consulting expertise. Segments related to these operations include Interactive Television Systems Integration & Consulting, Interactive Television Transactional Revenue & Management Fees, Digital Imaging Systems Integration & Ancillary Products and Computer Hardware and Software Sales.

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

    Revenue

    Information on revenue derived from external customers is as follows:

                                                                           Revenue from External Customers
                                                         --------------------------------------------------------------------
                                                                  Three              Three            Nine           Nine
                                                                  Months             Months           Months         Months
                                                                   Ended              Ended           Ended          Ended
                                                                 September          September       September      September
(Dollars in thousands)                                           30, 1998            30, 1999        30, 1998       30, 1999
                                                         --------------------------------------------------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                              $  874             $1,047           $3,272         $ 3,180
Business Operations                                                 2,432              2,649            2,712           9,452
Electronic Business                                                    50                 48              117              78
Knowledge Management                                                  ---                181              ---             386
Other                                                                  20                 79               22             231
                                                         --------------------------------------------------------------------
  Total Allin Consulting                                           $3,376             $4,004           $6,123         $13,327

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting            $    8             $1,139           $  119           2,177
Interactive Television Transactional Revenue &
 Management Fees                                                      755                427            2,320           1,453
Digital Imaging Systems Integration & Ancillary
 Products                                                             305                503              755           1,629
Computer Hardware & Software Sales                                     96                 45              251             294
                                                         --------------------------------------------------------------------
  Total Interactive Media Solutions & Product Sales                $1,164             $2,114           $3,445         $ 5,553
                                                         --------------------------------------------------------------------

  Consolidated Revenue from External Customers                     $4,540             $6,118           $9,568         $18,880
                                                         ====================================================================

  Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

                                                                             Revenue from Related Entities
                                                         ---------------------------------------------------------------------
                                                           Three Months      Three Months          Nine             Nine
                                                              Ended              Ended         Months Ended     Months Ended
                                                          September 30,      September 30,     September 30,    September 30,
                                                               1998              1999              1998             1999
(Dollars in thousands)                                   ----------------------------------------------------------------------
Technology Consulting                                             $317                $ 45            $  767             $150
Interactive Television Systems Integration & Consulting            ---                  24               ---               64
Digital Imaging Systems Integration & Ancillary
 Products                                                          ---                 ---               ---                1
Computer Hardware & Software Sales                                   81                 49               341              202
                                                         ---------------------------------------------------------------------

  Total Revenue from Related Entities in Other Segments            $398               $118            $1,108             $417
                                                         =====================================================================


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

                                                                                        Gross Profit
                                                          -------------------------------------------------------------------------
                                                                 Three             Three              Nine              Nine
                                                              Months Ended      Months Ended      Months Ended      Months Ended
                                                              September 30,     September 30,     September 30,     September 30,
                                                                  1998              1999              1998              1999
(Dollars in thousands)                                   --------------------------------------------------------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                                $  363            $  492             $1,336           $1,439
Business Operations                                                     714               743                828            2,746
Electronic Business                                                      25                25                 52               40
Knowledge Management                                                    ---                70                ---              154
Other                                                                     8               (13)                12              (54)
                                                         ------------------------------------------------------------------------
  Total Allin Consulting                                             $1,110            $1,317             $2,228           $4,325

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting              $    7            $  560             $   38           $  912
Interactive Television Transactional Revenue &
 Management Fees                                                        674               349              2,080            1,234
Digital Imaging Systems Integration & Ancillary
 Products                                                                51                82                 96              309
Computer Hardware & Software Sales                                       22                 5                 38               46
                                                         ------------------------------------------------------------------------
  Total Interactive Media Solutions & Product Sales                  $  754            $  996             $2,252           $2,501
                                                         ------------------------------------------------------------------------

  Consolidated Gross Profit                                          $1,864            $2,313             $4,480           $6,826
                                                         ========================================================================

    Assets

    Information on total assets attributable to segments is as follows:


(Dollars in thousands)                                                          Total Assets
As of September 30                                                          1998              1999
                                                                    -----------------------------------
Allin Consulting Solutions Areas:
Information Technology Infrastructure                                           $ 4,258         $ 7,306
Business Operations                                                              14,669          11,423
Electronic Business                                                                 191             242
Knowledge Management                                                                ---             122
Other                                                                               164             126
                                                                    -----------------------------------
  Total Allin Consulting                                                        $19,282         $19,219

Interactive Media Solutions & Product Sales:
Interactive Television Systems Integration & Consulting                         $    92         $ 1,314
Interactive Television Transactional Revenue & Management Fees                    2,746             813
Digital Imaging Systems Integration & Ancillary Products                            600           1,151
Computer Hardware & Software Sales                                                  114              65
                                                                    -----------------------------------
  Total Interactive Media Solutions & Product Sales                             $ 3,552         $ 3,343

Corporate & Other                                                                 8,199           2,622
                                                                    -----------------------------------

  Consolidated Total Assets                                                     $31,033         $25,184
                                                                    ===================================


6.  Sale of Celebrity Ship Interactive Television Systems

    During August 1999, Allin Interactive entered an agreement with Celebrity Cruises, Inc. ("Celebrity") providing for Celebrity's purchase for approximately $2,400,000 of the four interactive television systems previously owned by Allin Interactive and operated on Celebrity ships. Sale proceeds were received by Allin Interactive subsequent to satisfactory joint inspections of the systems by Allin Interactive and Celebrity. Two ship system sales were completed in each of August and September 1999.

    Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems to be sold. Upon satisfactory joint inspection of, and Celebrity's payment for, each interactive system, operational responsibility for that system shifted from Allin Interactive to Celebrity. Transactional revenue from pay-per-view movies and video gaming was terminated for Allin Interactive after the transfer of operational responsibility for each ship to Celebrity. Similarly, management fees were terminated after the transfer of operational responsibility for each ship. Celebrity assumed responsibility for operational staffing for each interactive system upon transfer of operational responsibility. The agreements between Allin Interactive and Celebrity also provided for transfer of operational responsibility for the interactive television system aboard the M.V. Mercury, which had previously been owned by Celebrity, but which had been operated by Allin Interactive on financial terms identical to the other systems operated on Celebrity vessels. Operational responsibility for the M.V. Mercury system transferred in September 1999 upon Celebrity's notice that it was prepared to assume operations. Allin Interactive lost transactional revenue and management fees subsequent to the transfer of operational responsibility for the M.V. Mercury system.

    Under the new maintenance agreement between Allin Interactive and Celebrity, Allin Interactive will provide ongoing technical support for the five interactive television systems on Celebrity ships for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance period will end March 17, 2000. Allin Interactive earns fixed monthly maintenance fees during the initial six-month maintenance period. For services provided in excess of a threshold number of hours during this period, Allin Interactive will charge additional hourly fees. Revenue for the four interactive television system sales will be recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's ongoing technical maintenance obligation.

7.  Subsequent Events

    Restricted Stock Forfeiture

    During October 1999, a total of 200 restricted shares of the Company's common stock were forfeited due to their holders' termination of employment. The forfeited restricted stock reverted to treasury stock, which the Company has recorded at cost.

Item 2.

                               Allin Corporation

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and nine-month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as well as the information discussed herein under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, the Company's limited operating history with its recent acquisitions; uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit, and liquidity; the risks inherent in development of new products and markets; certain customers' rights to terminate operations; competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating results, as well as other risks and uncertainties. See "Special Note on Forward-Looking Statements" below.

Overview of Organization, Products & Markets

     Allin Corporation, is a solutions-oriented information technology consulting company that specializes in the development and deployment of Microsoft-based technology solutions through five solutions practices:
Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and Interactive Media Solutions. The Company delivers these services through the trade-names Allin Consulting, Allin Interactive and Allin Digital Imaging. In both 1998 and 1999, the Company was a Pittsburgh Technology 50 award recipient in recognition of its high rate of revenue growth among technology-based businesses in the Pittsburgh region.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of September 30, 1999, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary providing treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations.

     Discussion and analysis of results of operations follow the Company's operational model and focus on the Company's solutions areas. Information technology infrastructure, business operations, knowledge management and electronic business solutions consulting are performed by Allin Consulting-California and Allin Consulting-Pennsylvania. The term "Allin Consulting" as used throughout this Report on Form 10-Q refers collectively to the two subsidiaries, Allin Consulting-California and Allin Consulting-Pennsylvania. Financial information is presented for these subsidiaries collectively due to the similarity of their service offerings. Interactive media solutions services are performed by Allin Interactive and Allin Digital. Allin Interactive provides specialized systems integration, consulting and operational services related to interactive video systems and applications. Allin Digital provides specialized systems integration and technical support for digital photography systems and also sells ancillary products related to digital photography operations. Interactive media solutions activity is discussed and analyzed separately from the Company's other technology consulting solutions areas because of the specialized nature of the interactive technology and because the sales activity and strategies for these operations involve projects with significant equipment components in addition to consulting expertise. Allin Network's computer hardware and software sales, which are not material to the Company as a whole, are grouped with Interactive Media Solutions for financial presentation. The term "Interactive Media Solutions and product sales" is used to denote collectively the Company's operational activity related to interactive video and digital photography services and applications as well as computer hardware and software sales.

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

     The customer-oriented strategic model for Allin Consulting's operations, with Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solutions areas, is intentionally similar to Microsoft's product and service groupings. Management believes this structural focus will foster more focused communication and interaction with the Microsoft organization and will promote the continued development of technological expertise within the Company focused on products and applications that closely correspond to particular disciplines of the Allin Consulting organization. However, there can be no assurance that the strategic model will lead to increased revenue or profitability in the future. Management intends to enhance the Microsoft focus in Allin Consulting's operations through continued training and certification of its consultants and through joint marketing efforts with Microsoft. Both of the Allin Consulting operating entities are authorized as Microsoft Solutions Provider Partners. In March 1999, Allin Consulting-California was among four firms nominated as finalists for Microsoft Solutions Provider Partner of the Year in Northern California from among approximately fifty-five eligible firms. The Partner of the Year award honors those firms whose work and achievements have demonstrated excellence in Microsoft-oriented consulting services. Allin Consulting is also a member of Microsoft's Infrastructure Partner Advisory Council. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft infrastructure technology and who participate in the development of Microsoft's message and focus within its infrastructure products group. Management believes Allin Consulting's established relationship with Microsoft as a Solution Provider Partner and the quality of its services, as recognized by Microsoft, will position the Company to benefit from Microsoft's expected growth in infrastructure and interactive media products since Microsoft has historically relied extensively on third parties for custom development and integration services. No assurance can be given, however, that any growth or change in Microsoft's product sales will result in growth in the Company's revenue or improvements to its financial condition or results of operations.

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

     Allin Consulting currently generates revenue from fees under its contracts for technology consulting services for third party clients. A significant majority of services have historically been provided on a time-oriented rather than fixed-price basis. Allin Consulting bases its operations in offices in Pittsburgh, Pennsylvania, San Jose and Oakland, California and Cleveland, Ohio.

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

     The majority of historical activity for Allin Interactive's interactive television and systems integration services has been concentrated in the cruise industry. Services provided for the cruise industry remained the dominant operating activity during the third quarter of 1999. Management believes that the newer, larger ships that are being developed within the cruise industry will require a heightened level of automation to effectively service the larger number of cruise passengers. Allin Interactive's historical operations within the cruise industry have resulted in the development of many applications that could be readily implemented on new ships. In May 1999, Allin Interactive entered a $1.9 million contract with Royal Caribbean Cruises Ltd. ("RCCL") to develop and install an interactive television system for RCCL's new Eagle Class ship Voyager of the Seas. Allin Interactive is currently performing services under this contract. The new system will use web technology to enable RCCL passengers to use the cabin televisions to access a variety of services such as previewing and reserving shore excursions, watching on-demand movies and informational videos, ordering room service and reviewing shipboard activities. It is anticipated that the Voyager of the Seas will be the world's largest cruise ship upon its introduction to service in late November 1999. There can be no assurance, however, that Allin Interactive will obtain additional orders for new interactive systems for the cruise industry in the future or that any sales made will result in the desired improvements to the Company's financial condition or results of operations.

     During August 1999, Allin Interactive entered an agreement with Celebrity Cruises, Inc. ("Celebrity") providing for Celebrity's purchase, for approximately $2.4 million, of the four interactive television systems owned by Allin Interactive and previously operated on Celebrity ships. The system sales were effective subsequent to satisfactory joint inspections of the systems conducted by Allin Interactive and Celebrity in August and September 1999. Operational responsibility for the M.V. Mercury system, previously owned by Celebrity but operated by the Company under terms similar to the other Celebrity ship systems, transferred in September 1999 upon Celebrity's notice that it was prepared to assume operations. Under a related maintenance agreement between the parties, Allin Interactive provides ongoing technical support for the interactive television systems on the five Celebrity ship systems and earns maintenance fees through March 17, 2000. Celebrity has the option to renew the maintenance agreement on a month-to-month basis for up to an additional eighteen months thereafter. Revenue recognition for the system sales will be prorated over the minimum period of the related maintenance obligation. Transactional revenue from pay-per-view movies and video gaming and management fees terminated upon transfer of operational responsibility for each system to Celebrity. Celebrity assumed responsibility for operational staffing for the interactive systems. During the nine months ended September 30, 1999, transactional revenue and management fees related to the Celebrity ships represented approximately 4.5% and 11.3% of the Company's consolidated revenue and gross profit, respectively.

     During the first quarter of 1998, the Company implemented a new strategy for its digital photography operations, providing systems integration services related to digital photography systems for professional and commercial photography businesses. Allin Digital also provides technical support and ancillary product sales for digital photography. Allin Digital's systems integration projects have to date been conducted on a fixed-price basis. Allin Digital's growth is dependent on continued identification and effective marketing to new customers, although there can be no assurance that increases in revenue will continue to be realized. Allin Digital has been effective to date at generating ancillary sales from the majority of customers for which it has performed systems integration services.

     The hardware and software configurations Allin Digital provides for systems integration customers utilize, for the most part, readily available "off the shelf" components purchased from third parties. However, Allin Digital released a proprietary portrait viewing and selling system in August 1998 named Portraits Online. This product, sold as a digital system add-on, allows the portrait studio's customers to view and order their portraits on a touchscreen monitor immediately following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the Portraits Online Internet site. During the fourth quarter of 1999, Allin Digital is introducing a Portraits Online service for photographic laboratories which will provide their clients with online sales and image archival capabilities. The Company believes the Portraits Online system offers it a competitive advantage over competing integration services because of the functionality and sales opportunity advantages it is expected to present to potential customers. There can be no assurance, however, that the Company will be successful in continuing to generate increased sales because of its Portraits Online services or that sales obtained will result in the desired improvements to the Company's financial condition or results of operations. There can also be no assurance that competitors will not develop similar or superior products which may adversely affect Allin Digital's sales efforts.

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

     Allin Interactive's interactive television operations are conducted primarily through technical and administrative personnel based in its Ft. Lauderdale, Florida office. It is expected that technical personnel based with the Florida operations will be primarily responsible for any interactive system installations Allin Interactive is successful in obtaining during the remainder of 1999. The Company recently opened an office in Scottsdale, Arizona to further support the operations of the Interactive Media solutions area. Allin Digital's operations are managed from the Company's Pittsburgh, Pennsylvania office while installations are performed at the respective clients' locations. Technical resources necessary for installations and technical support are obtained by utilizing Allin Interactive personnel and independent contractors. Hardware and software sales operations are conducted from the Company's Pittsburgh, Pennsylvania office.

Results of Operations:
---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The September 1998 sale of SportsWave, Inc. ("SportsWave") has been treated as the disposal of a segment since SportsWave included all of the Company's sports marketing activities. The results of operations of SportsWave for the three months ended September 30, 1998 and the gain recognized on the disposal are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave.

Revenue

     The Company's total revenue for the three months ended September 30, 1999 was $6,118,000, an increase from total revenue of $4,540,000 for the three months ended September 30, 1998. The increase of $1,578,000, or 35%, is attributable to substantial growth in Interactive Media solutions area revenue and an increase in Allin Consulting revenue.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $4,004,000 during the three months ended September 30, 1999, including $2,649,000 for Business Operations, $1,047,000 for Information Technology Infrastructure, $181,000 for Knowledge Management, $48,000 for Electronic Business and $79,000 in other revenue. Comparable third quarter 1998 revenue was $3,376,000 in total, including $2,432,000 from Business Operations, $874,000 from Information Technology Infrastructure, $50,000 from Electronic Business and $20,000 in other revenue.

     The increase in Business Operations revenue of $217,000 is attributable to the acquisition of Allin Consulting-Pennsylvania. Allin Consulting-Pennsylvania was acquired in August 1998 resulting in the inclusion of only two months of revenue in the third quarter of 1998, as compared to three months of revenue in the 1999 period. The specialized bank consulting operations of Allin Consulting-Pennsylvania are predominantly included in the Business Operations solutions area, as well as a significant portion of Allin Consulting-Pennsylvania's Pittsburgh consulting operations. While revenue growth is noted in comparison to the prior year, Business Operations revenue declined from the second to the third quarters of 1999 by $503,000. The reduction has resulted from a slowdown in the demand for staffing services related to mainframe computer systems and for Allin Consulting's specialized bank consulting operations. Management believes the decline in demand is due principally to a significant number of clients postponing new projects and developments relating to their technology systems until the final impact of the Year 2000 computer problem is realized. Management expects further declines in Business Operations revenue over the remainder of 1999. Management believes, however, that once Year 2000 problems, if any, occur and are corrected by clients, market conditions will result in increased demand for technology consulting services as previously postponed projects and developments are undertaken. There can be no assurance, however, that demand for technology consulting services will increase in the future, or that Allin Consulting's Business Operations revenue will return to or exceed the levels experienced by the Company in previous calendar quarters.

     The increase in Information Technology Infrastructure revenue of $173,000 in the 1999 period is attributable to growth in Allin Consulting-Pennsylvania's Information Technology Infrastructure solutions area. Allin Consulting-Pennsylvania is strategically focusing its marketing efforts on growing diverse solutions-oriented project revenue, which the Company's management believes will generally offer a higher gross profit potential than the staffing services model which represented the majority of Allin Consulting-Pennsylvania's operations at acquisition. There can be no assurance, however, that the Company will realize increases in solutions oriented revenue in the Information Technology Infrastructure solutions area in the future, or that any revenue increases realized will result in the desired improvements to gross profit. The Information Technology Infrastructure solutions area experienced a decline in revenue of $73,000 as compared to the second quarter of 1999. Management believes that the principal reason for the decline is the same as for Business Operations, clients postponing new technology initiatives until after the impact of the Year 2000 computer problem is realized.

     The new marketing strategy Allin Consulting implemented in 1999 also seeks to develop and grow a solutions-oriented practice in the Knowledge Management solutions area. Knowledge Management consulting operations commenced in the second quarter of 1999. Allin Consulting recognized revenue of $181,000 during the three months ended September 30, 1999 for this solutions area. There can be no assurance, however, that Knowledge Management revenue will continue to be realized at levels equal to or greater than that realized during the third quarter of 1999.

     Electronic business is a developing area of technology. Allin Consulting is committed to further development of this solutions area. Allin Consulting's marketing strategy seeks to develop and grow a solutions oriented Electronic Business practice, although there can be no assurance that the Company will be successful in developing this solutions area or that the desired improvements in revenue and gross profit will be realized. The Electronic Business solutions area recognized revenue of $48,000 during the three months ended September 30, 1999 as compared to revenue of $50,000 during the three months ended September 30, 1998.

     Allin Consulting's expertise with Microsoft operating systems and software is viewed by the Company's management as key to restoring previously obtained levels of revenue and subsequently obtaining additional growth in its technology consulting business. Microsoft will be introducing a number of new products in 2000, such as Windows 2000, which Management believes will offer opportunities for growth in consulting services. The Company intends to pursue opportunities for technology consulting services during the remainder of 1999 and in 2000 through increased sales and marketing efforts, although additional acquisitions of existing businesses will also be considered. There can be no assurance, however, that the Company will be able to identify suitable and available acquisition opportunities, reach agreement with any identified candidate, or obtain the capital necessary for additional acquisitions. There also can be no assurance that the Company will be successful in maintaining or expanding Allin Consulting's level of revenue or gross profit.

     Revenue from Interactive Media solutions and product sales was $2,114,000 for the three months ended September 30, 1999 as compared to $1,164,000 for the three months ended September 30, 1998. The increase in revenue of $950,000, or 82%, is primarily attributable to substantial revenue growth in interactive television systems integration and consulting services.

     Allin Interactive recorded revenue of $1,566,000 during the three months ended September 30, 1999, including $1,139,000 for interactive television systems integration and consulting services and $427,000 for shipboard transactional revenue and management fees. Comparable third quarter 1998 revenue was $763,000 in total, including $8,000 for interactive television systems integration services and $755,000 for shipboard transactional revenue and management fees. The increase in interactive television systems integration and consulting revenue of $1,131,000 is attributable to ongoing development and installation of the interactive television system for the RCCL ship Voyager of the Seas and Allin Interactive's sale of four interactive television systems previously operated on Celebrity ships. Revenue from the Celebrity system sales is being recognized over the life of an associated maintenance obligation for the systems, which extends through March 17, 2000. The decline between periods in transactional revenue and management fees of $328,000 is attributable to a reduction in 1999 management fees for systems operated on Celebrity ships and the cessation of operations on the Norwegian Cruise Lines ("NCL") ship Norwegian Dream in April 1999. Transactional revenue and management fees will decline significantly after the third quarter of 1999. Transactional revenue will be earned from only two systems operated on Carnival ships. Management fees will cease to be a source of revenue for Allin Interactive as Carnival discontinued payment of management fees after August 1999. During the remainder of 1999, sale and maintenance fee revenue to be recognized is expected to exceed the levels of transactional revenue and management fees recognized immediately prior to the Celebrity system sales. There can be no assurance, however, that revenue will continue to be realized at similar or higher levels in 2000 after the completion of recognition of the system sale revenue over the minimum period of the maintenance obligation.

     Allin Digital recognized revenue of $503,000 during the three months ended September 30, 1999 for digital imaging systems integration services and ancillary product sales as compared to $305,000 for the three months ended September 30, 1998. The increase in revenue from digital photography operations of $198,000 is attributable to Allin Digital's continued operations under the systems integration strategy implemented in 1998 and the introduction of the Portraits Online internet-based digital imaging sales and archival product between the periods. There can be no assurance, however, that either the current revenue level or increases in revenue will continue to be realized.

     Allin Network recognized $45,000 in revenue for computer hardware and software sales in the third quarter of 1999 as compared to $96,000 during the third quarter of 1998. Allin Network's third party revenue has been historically obtained in connection with Allin Consulting technology consulting projects. Since many of Allin Consulting's clients have postponed new technology projects for the remainder of 1999, Allin Network sales have also been negatively affected.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $3,805,000 during the three months ended September 30, 1999 as compared to $2,676,000 during the three months ended September 30, 1998. The increase in cost of sales of $1,129,000 was attributable to the substantial increase in interactive television systems integration and consulting activity and the increase in cost of sales for technology consulting operations corresponding to the growth in revenue between the periods. Gross profit of $2,313,000 was recognized during the third quarter of 1999 as compared to $1,864,000 during the third quarter of 1998, an increase of $449,000, or 24%. Again, the increase in gross profit is mainly attributable to the increases in revenue realized in interactive television systems integration and consulting and technology consulting operations. The percentage increase in gross profit between the periods was lower than that of revenue due to a decline in interactive television transactional revenue and management fees, which have low related cost of sales. The Company's gross profit for the third quarter of 1999 increased by 5% as compared to the second quarter of 1999 despite an 8% decline in revenue between the periods as a result of the improving gross profit in Interactive Media Solutions.

     Allin Consulting recorded a total of $2,687,000 for cost of sales during the three months ended September 30, 1999, including $1,906,000 for Business Operations, $555,000 for Information Technology Infrastructure, $111,000 for Knowledge Management, $23,000 for Electronic Business and $92,000 for other cost of sales. Comparable third quarter 1998 cost of sales was $2,266,000 in total, including $1,718,000 for Business Operations, $511,000 for Information Technology Infrastructure, $25,000 for Electronic Business and $12,000 for other cost of sales. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, primarily the inclusion of Allin Consulting-Pennsylvania for all of the third quarter of 1999 and increased marketing emphasis on developing solutions-oriented practices. Gross profit for the three months ended September 30, 1999 was $1,317,000, including $743,000 for Business Operations, $492,000 for Information Technology Infrastructure, $70,000 for Knowledge Management, $25,000 for Electronic Business and a gross loss of $13,000 on other services. Comparable third quarter 1998 gross profit was $1,110,000 in total, including $714,000 for Business Operations, $363,000 for Information Technology Infrastructure, $25,000 for Electronic Business and $8,000 for other services. Again, the increase in consulting revenue due to the inclusion of Allin Consulting for the full third quarter in 1999 is principally responsible for the increase in gross profit.
The gross profit recognized by the Business Operations solutions area represented a decline of $141,000 between the second and third quarters of 1999 due to a decline in demand for mainframe system and bank consulting due to clients postponing technology projects until the impact of the year 2000 computer problem is realized. Management expects Business Operations gross profit will decline further during the remainder of 1999, but believes demand for these services should increase in 2000 after the Year 2000 impact is realized, which could result in increases to Business Operations gross profit. No assurance can be given, however, that gross profit realized by Business Operations will return to or exceed levels previously realized by the Company.

     Cost of sales for Interactive Media solutions and product sales was $1,118,000 in total for the third quarter of 1999, as compared with $410,000 for the third quarter of 1998. The increase in cost of sales resulted from the substantial increases in interactive television systems integration and consulting services and digital imaging systems integration and ancillary product sales. Gross profit on interactive media solutions and product sales was $996,000 for the third quarter of 1999, as compared with $754,000 for the third quarter of 1998. The increase in gross profit is attributable primarily to the increase in revenue realized from interactive television systems integration and consulting, partially offset by a decline in gross profit realized from interactive transactional revenue and management fees.

     Allin Interactive recorded a total of $657,000 for cost of sales during the three months ended September 30, 1999, including $579,000 related to interactive television systems integration and consulting services and $78,000 related to pay-per-view movies. Comparable third quarter 1998 cost of sales was $82,000, including $1,000 for systems integration services and $81,000 for pay-per-view movies. The increase in cost of sales for interactive television systems integration and consulting is attributable to the inclusion of activity related to the Voyager of the Seas project and the Celebrity ship interactive system sales in the third quarter of 1999. Gross profit recognized by Allin Interactive during the three months ended September 30, 1999 was $909,000, including $560,000 from interactive television systems integration and consulting services and $349,000 from shipboard transactional revenue and management fees. Comparable third quarter 1998 gross profit amounts were $681,000 in total, including $7,000 from systems integration and $674,000 from shipboard transactional revenue and management fees. The $228,000 increase in gross profit in the 1999 period is attributable to the substantially increased scope of integration and consulting activity for the Voyager of the Seas project and the Celebrity system sales. Systems integration and consulting gross profit increased by $553,000 over the third quarter of 1998, when there was very little activity of this type. The increase more than offset the gross profit decrease of $325,000 for interactive television transactional revenue and management fees. The decline is attributable to the reduction in the number of operating ship systems and the reduction in management fees for the Celebrity ship interactive systems in 1999. Since there are no cost of sales associated with management fees, the reduction fully impacts gross profit. Gross profit from transactional revenue and management fees will decline further following the third quarter of 1999 as these sources of revenue will no longer be available for the interactive systems transferred to Celebrity. Management expects that gross profit recognized currently and in the next two quarters on the sale of the Celebrity systems and maintenance fees to be earned over this period will exceed the gross profit earned from transactional revenue and management fees related to the systems immediately prior to the transfer. There can be no assurance, however, that gross profit will continue to be realized at similar or higher levels in 2000 after the completion of recognition of the system sale gross profit over the minimum period of the maintenance obligation. Additionally, management fees related to the two interactive systems still in operation under the owner-operator model have been discontinued by Carnival following August 1999.

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

     Allin Digital recognized cost of sales on its digital imaging operations of $421,000 for the three months ended September 30, 1999 as compared with $254,000 for the three months ended September 30, 1998. Allin Digital recognized gross profit of $82,000 for the third quarter of 1999 as compared with $51,000 for the third quarter of 1998. The introduction of the Portraits Online internet-based image sales and archival product between the periods has contributed to the overall increase in profitability of Allin Digital's operations. Management believes Portraits Online offers Allin Digital a competitive advantage over other integrators and the opportunity for increased margin where Portraits Online is included in a system installation. There can be no assurance, however, that competitors will not introduce similar or superior products or systems, which would have an adverse effect on Allin Digital's operations.

     Allin Network recognized cost of sales of $40,000 on computer hardware and software sales during the third quarter of 1999 as compared with $74,000 during the third quarter of 1998. Gross profit decreased from $22,000 to $5,000. The decrease is attributable to the inclusion of several large sales in connection with Allin Consulting-California consulting engagements in the 1998 period.

Selling, General & Administrative Expenses

     The Company recorded $2,771,000 in selling, general & administrative expenses during the three months ended September 30, 1999, as compared with $5,452,000 during the three months ended September 30, 1998, a decrease of $2,681,000. The decrease in expenses is primarily attributable to the inclusion of a loss of $2,765,000 for the impairment of certain interactive television system equipment in the third quarter of 1998. The impairment loss had been recorded to write down to salvage value equipment associated with five interactive television systems which had been discontinued or not completed, as well as three systems where management viewed continued long-term operation to be in jeopardy. Net of the impairment loss, selling, general & administrative expenses increased $84,000 between the periods. This is attributable to the 1999 addition of solution area operational and sales personnel to the Company's technology consulting businesses to facilitate the move toward a solutions-oriented project focus and to facilitate the development of the Electronic Business and Knowledge Management solutions areas, offset partially by reductions in depreciation and amortization.

     Depreciation and amortization were $730,000 during the three months ended September 30, 1999 as compared to $854,000 during the three months ended September 30, 1998. The decline is due to August 1998 writedowns in capitalized interactive television system assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $27,000 during the third quarter of 1999, as compared to $78,000 during the third quarter of 1998. Research and development activity during the third quarter of 1999 related to Allin Interactive's development activities associated with On Command Corporation's ("On Command") equipment platform, which is newly utilized by the Company for interactive systems in 1999, and Allin Digital's development of a Portraits Online internet-based product targeted for photographic laboratories.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased by $3,130,000 from $3,653,000 for the three months ended September 30, 1998 to $523,000 for the three months ended September 30, 1999. The $3,130,000 reduction in loss from continuing operations is attributable to the inclusion of the significant impairment loss of $2,765,000 on interactive television system equipment in the third quarter of 1998 and the increase in gross profit of $449,000 due to growth in Interactive Media solutions and technology consulting revenue.

Discontinued Operations

     The Company recorded a gain on the sale of SportsWave of $1,499,000 during the third quarter of 1998. This was partially offset by a loss of $64,000 from the operation of the discontinued sports marketing business during that quarter.

Net Loss

     The Company's net loss for the three months ended September 30, 1999 was $523,000, as compared to $2,218,000 for the three months ended September 30, 1998. The decrease in net loss resulted primarily from the inclusion of the impairment loss for interactive television system assets in the third quarter of 1998 and an the increase in gross profit in the 1999 period as noted above.

Results of Operations:
---------------------

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     The September 1998 sale of SportsWave has been treated as the disposal of a segment since SportsWave included all of the Company's sports marketing activities. The results of operations of SportsWave for the nine months ended September 30, 1998 and adjustments to the gain on disposal recognized during the nine months ended September 30, 1999 are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave.

Revenue

     The Company's total revenue for the nine months ended September 30, 1999 was $18,880,000, an increase from total revenue of $9,568,000 for the nine months ended September 30, 1998. The increase of $9,312,000, or 97%, is attributable primarily to a $7,204,000, or 118%, increase in revenue for Allin Consulting's operations. The most significant factor in the increase is the inclusion of revenue from Allin Consulting-Pennsylvania in the full 1999 period, whereas only two months of revenue from Allin Consulting-Pennsylvania were included in the 1998 period. Another contributing factor to the overall revenue increase is the substantial revenue growth realized for Interactive Media solutions.

     Allin Consulting recognized revenue, after elimination of intercompany sales, of $13,327,000 during the nine months ended September 30, 1999, including $9,452,000 for Business Operations, $3,180,000 for Information Technology Infrastructure, $386,000 for Knowledge Management, $78,000 for Electronic Business and $231,000 in other revenue. Comparable nine-month period 1998 revenue was $6,123,000 in total, including $2,712,000 from Business Operations, $3,272,000 from Information Technology Infrastructure, $117,000 from Electronic Business and $22,000 of other revenue.

     The substantial increase in Business Operations revenue of $6,740,000 in the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998 is attributable to the acquisition of Allin Consulting-Pennsylvania, whose bank consulting services and Pittsburgh consulting operations were significantly oriented toward this solution area. Another factor was an increase in Allin Consulting-California's Business Operations revenue due to a broadening of its solutions area focus. As noted previously in the discussion of three-month period results, Business Operations revenue has declined overall between the second and third quarters of 1999 due to decreasing demand for mainframe staffing services and the Company's specialized bank consulting services due to clients' postponement of technology projects and developments until the impact of the Year 2000 computer problem is realized. Management expects Business Operations revenue to continue to decline during the remainder of 1999. Management believes, however, that once Year 2000 problems occur and are corrected by clients, market conditions will result in increased demand for technology consulting services as previously postponed projects and developments are undertaken. There can be no assurance, however, that demand for technology consulting services will increase in the future, or that Allin Consulting's Business Operations revenue will return to or exceed the levels experienced by the Company previously.

     Information Technology Infrastructure revenue decreased $92,000 in the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998. The decline is attributable to the reorientation of Allin Consulting-California's solutions-oriented consulting mix from primarily Information Technology Infrastructure in 1998 to a broader mix in 1999. Allin Consulting-California has shown growth in Business Operations and Knowledge Management revenue in 1999, but Information Technology Infrastructure revenue has declined due to the change in focus. Allin Consulting-Pennsylvania is strategically focusing its marketing efforts on growing diverse solutions-oriented project revenue, including Information Technology Infrastructure, which the Company's management believes will generally offer a higher gross profit potential than the staffing services model which represented the majority of Allin Consulting-Pennsylvania's operations at acquisition. Revenue growth in this solutions area at Allin Consulting-Pennsylvania has partially offset some of the decline in Allin Consulting-California revenue in this area in the first nine months of 1999 as compared to the first nine months of 1998. There can be no assurance, however, that Allin Consulting-Pennsylvania will continue to increase solutions-oriented revenue in the Information Technology Infrastructure solutions area in the future. The Year

2000 problem has also negatively impacted Information Technology Infrastructure operations, although not as significantly as Business Operations.

     Knowledge Management operations were fully implemented during the second quarter of 1999. Year to date Knowledge Management revenue is $386,000 as of September 30, 1999. No revenue was recognized for this solution area in 1998. There can be no assurance, however, that Knowledge Management revenue will continue to be realized at levels similar to or greater than that realized during the second and third quarters of 1999.

     Allin Consulting is committed to further development of the Electronic Business solutions area. A decline in revenue of $39,000 was realized in the first nine months of 1999 as compared to the first nine months of 1998. As was noted previously, the Company believes the decline in revenue and the relatively low revenue level in both periods are attributable to the developmental stage of the Company's operations in this solutions area. Allin Consulting's marketing strategy seeks to develop and grow a solutions oriented Electronic Business practice, although there can be no assurance that the Company will be successful in developing this solutions area or that the desired improvements in revenue and gross profit will be realized.

     Revenue from interactive media solutions and product sales was $5,553,000 for the nine months ended September 30, 1999 as compared to $3,445,000 for the nine months ended September 30, 1998. The increase in revenue of $2,108,000, or 61%, is primarily attributable to substantial revenue growth in interactive television systems integration and consulting services and digital imaging systems integration services and ancillary sales.

     Allin Interactive recorded revenue of $3,630,000 during the nine months ended September 30, 1999, including $2,177,000 for interactive television systems integration and consulting services and $1,453,000 for shipboard transactional revenue and management fees. Comparable revenue during the nine months ended September 30, 1998 was $2,439,000 in total, including $119,000 for interactive television systems integration services and $2,320,000 for shipboard transactional revenue and management fees. The increase in interactive television systems integration and consulting revenue of $2,058,000 is primarily attributable to the Voyager of the Seas interactive system, which represents a majority of 1999 systems integration and consulting revenue. Revenue recognized from the sales of four interactive television systems aboard Celebrity ships also has contributed to the increase. The decline in transactional revenue and management fees of $867,000 is attributable to a reduction in the number of operating ship systems due to sales and contract terminations and changes in management fees for systems operated on Celebrity ships, as was discussed previously in the comparison of results for the three-month periods.

     Allin Digital recognized revenue of $1,629,000 during the nine months ended September 30, 1999 for digital imaging systems integration services and ancillary product sales as compared to $755,000 for the nine months ended September 30, 1998. The increase in revenue from digital photography operations of $874,000 is attributable to the Company's change in strategy in early 1998 to become a provider of systems integration services for the installation of digital photography systems. The change in strategy was not fully implemented until after the beginning of 1998, whereas it was in place for the full nine-month period in 1999. Another contributing factor was the introduction of the Portraits Online internet-based digital imaging sales and archival product between the periods. There can be no assurance, however, that either the current revenue level or increases in revenue will continue to be realized.

     Allin Network recognized $294,000 in revenue for computer hardware and software sales in the first nine months of 1999 as compared to $251,000 during the first nine months of 1998. The increase is attributable to several comparatively large sales included in the 1999 period related to technology consulting engagements being carried out by Allin Consulting-California. There were fewer sales of comparable size in 1998.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $12,054,000 during the nine months ended September 30, 1999 as compared to $5,088,000 during the nine months ended September 30, 1998. The primary reason for the increase in cost of sales of $6,966,000 was the $5,107,000 increase in cost of sales for Allin Consulting's technology consulting services, which corresponded to a substantial revenue increase from these services. The increase in cost of sales is primarily attributable to the inclusion of Allin Consulting-Pennsylvania's operations for all of the 1999 period, but only two months of the 1998 period. Gross profit of $6,826,000 was recognized during the first nine months of 1999 as compared to $4,480,000 during the first nine months of 1998, an increase of $2,346,000, or 52%. Again, the increase in gross profit is mainly attributable to the inclusion of Allin Consulting-Pennsylvania's operations in the entire 1999 period, but only two months in the 1998 period. The percentage increase in gross profit from the first nine months of 1998 to the first nine months of 1999 was lower than that of revenue due to significant growth in the Business Operations solutions area and interactive television systems integration and consulting services, as discussed previously. Another contributing factor to the change is the increase in digital photography systems integration activity in 1999. Since digital photography systems integration projects typically include a significant equipment component, they carry a lower margin than other consulting services. These changes in the mix of the Company's service offerings between the nine-month periods has resulted in a decrease in gross profit as a percentage of revenue.

     Allin Consulting recorded a total of $9,002,000 for cost of sales during the nine months ended September 30, 1999, including $6,706,000 for Business Operations, $1,741,000 for Information Technology Infrastructure, $232,000 for Knowledge Management, $38,000 for Electronic Business and $285,000 for other cost of sales. Comparable cost of sales for the nine months ended September 30, 1998 was $3,895,000 in total, including $1,884,000 for Business Operations, $1,936,000 for Information Technology Infrastructure, $65,000 for Electronic Business and $10,000 for other cost of sales. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, primarily the acquisition of Allin Consulting-Pennsylvania and increased marketing emphasis on developing solutions-oriented practices. Gross profit for the nine months ended September 30, 1999 was $4,325,000, including $2,746,000 for Business Operations, $1,439,000 for Information Technology Infrastructure, $154,000 for Knowledge Management, $40,000 for Electronic Business and a gross loss of $54,000 on other services. Comparable gross profit for the first nine months of 1998 was $2,228,000 in total, including $828,000 for Business Operations, $1,336,000 for Information Technology Infrastructure, $52,000 for Electronic Business and $12,000 for other services. Again, the substantial increase in consulting revenue is principally responsible for the increase in gross profit. As discussed previously, the Company expects gross profit generated by the Business Operations solutions area to decline over the remainder of 1999.

     Cost of sales for Interactive Media solutions and product sales was $3,052,000 in total for the first nine months of 1999 as compared to $1,193,000 for the comparable period of 1998. The increase in cost of sales resulted from the substantial increases in interactive television systems integration and consulting services and digital photography systems integration services. Gross profit on interactive media solutions and product sales was $2,501,000 for the first nine months of 1999, as compared with $2,252,000 for the first nine months of 1998. Gross profit as a percentage of revenue declined between the nine-month periods of 1998 and 1999. During 1999, systems integration services for both interactive television and digital photography substantially increased in their proportion of overall business activity. Since systems integration carries a significant equipment component, gross profit as a percentage of revenue is typically lower than with interactive television transactional revenue and management fees, which was the predominant source of revenue in 1998.

     Allin Interactive recorded a total of $1,484,000 for cost of sales during the nine months ended September 30, 1999, including $1,265,000 related to interactive television systems integration and consulting services and $219,000 related to pay-per-view movies. Comparable nine-month period cost of sales during 1998 was $321,000, including $81,000 for systems integration services and $240,000 for pay-per-view movies. The increase in cost of sales for interactive television systems integration and consulting is attributable to the inclusion of activity related to the Voyager of the Seas project and the Celebrity ship system sales in the 1999 period. Gross profit recognized by Allin Interactive during the nine months ended September 30, 1999 was $2,146,000, including $912,000 from interactive television systems integration and consulting services and $1,234,000 from shipboard transactional revenue and management fees. Comparable gross profit amounts for the first nine months of 1998 were $2,118,000 in total, including $38,000 from systems integration and $2,080,000 from shipboard transactional revenue and management fees. As noted in discussing revenue and cost of sales, the substantial increase in gross profit for interactive television systems integration and consulting is attributable to the Voyager of the Seas project and the Celebrity ship system sales. The decline in gross profit from interactive television transactional revenue and management fees is attributable to the reduction in the number of operating ship systems and the reduction in management fees for the Celebrity ship interactive systems. Since there are no cost of sales associated with management fees, the reduction fully impacts gross profit. Gross profit from transactional revenue and management fees will decline significantly after September 30, 1999 since revenue will no longer be derived from the five interactive systems previously operated for Celebrity. Management fees were also discontinued on the two systems operated for Carnival during the third quarter of 1999. Management expects gross profit to be recognized on the sale of the Celebrity systems and maintenance fees to be earned over the remainder of 1999 will exceed the gross profit earned from transactional revenue and management fees related to the systems immediately prior to the transfer. There can be no assurance, however, that gross profit will continue to be realized at similar or higher levels in 2000 after the completion of recognition of the system sale gross profit over the minimum period of the maintenance obligation.

     Allin Digital recognized cost of sales on its digital imaging operations of $1,320,000 for the nine months ended September 30, 1999 as compared to $659,000 for the nine months ended September 30, 1998. Allin Digital recognized gross profit of $309,000 for the first nine months of 1999 as compared with $96,000 for the first nine months of 1998. The increase in gross profit is attributable to operations under the systems integration strategy during the full period in 1999 producing substantially larger revenue than in 1998 and the introduction of the Portraits Online internet-based image sales and archival product, as discussed previously.

     Allin Network recognized cost of sales of $248,000 on computer hardware and software sales during the first nine months of 1999 as compared to $213,000 during the first nine months of 1998. Gross profit increased from $38,000 to $46,000 between the nine-month periods. The increase was attributable to the inclusion of several large sales in connection with Allin Consulting-California engagements in the 1999 period.

Selling, General & Administrative Expenses

     The Company recorded $8,955,000 in selling, general & administrative expenses during the nine months ended September 30, 1999 as compared to $10,936,000 during the nine months ended September 30, 1998, a decrease of $1,981,000. The decrease results from the inclusion of significant losses of $2,997,000 for writedown of interactive television equipment due to impairment of asset value or termination of ship operations during the first nine months of 1998. The impariment loss had been recorded to write down to salvage value equipment associated with five interactive television systems which had been discontinued or not completed, as well as three systems where management viewed continued long-term operation to be in jeopardy. Excluding these writedowns, the increase in expenses is primarily attributable to the acquisition of Allin Consulting-Pennsylvania, resulting in inclusion of selling, general & administrative costs related to those operations in the full 1999 period, but only two months of the 1998 period. The increase is also attributable to the addition of solution area operational and sales personnel to the Company's technology consulting businesses to facilitate the move toward a solutions-oriented project focus and to facilitate the development of the Electronic Business and Knowledge Management solutions areas.

     During the nine months ended September 30, 1998, a severance accrual of approximately $491,000 was recorded in connection with certain executive management changes undertaken in connection with the reorganization of the Company's operations in early 1998, including the Company's President, Chief Operating Officer and an administrative assistant. An adjustment of $15,000 was also recorded in the first quarter of 1998 to reflect additional severance costs related to a 1997 severance accrual. During the nine months ended September 30, 1999, a severance accrual of approximately $208,000 was recorded due to the Company's termination of the employment contract for its President.

     During the first nine months of 1999, the Company recorded a writedown of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office. The assets written down were disposed of or were not utilized subsequent to the move. The Company also recorded an accrual of approximately $116,000 during this period for estimated lease termination costs for the office space formerly occupied by Allin Consulting-Pennsylvania. There was no comparable expense during the first nine months of 1998.

     Depreciation and amortization were $1,977,000 during the nine months ended September 30, 1999 as compared to $2,693,000 during the nine months ended September 30, 1998. The decline is due to August 1998 writedowns in capitalized interactive television system assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $46,000 during the first nine months of 1999, as compared to $138,000 during the first nine months of 1998. Research and development activity during 1999 related to development by Allin Digital of a Portraits Online internet-based product targeted for photographic laboratories and Allin Interactive's development activities associated with On Command's equipment platform, which is newly utilized by the Company for interactive systems in 1999.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased by $4,021,000 from $6,414,000 for the nine months ended September 30, 1998 to $2,393,000 for the nine months ended September 30, 1999. The decrease results from the $2,346,000 increase in gross profit between periods due to acquisition-driven growth in the technology consulting business and the $1,981,000 decrease in selling, general & administrative expenses due to the inclusion of impairment losses in 1998, partially offset by a $244,000 change from a net interest income to net interest expense position.

Discontinued Operations

     The Company recorded a gain on the sale of SportsWave of $1,499,000 as of September 30, 1998. The Company recorded income from the operation of its discontinued sports marketing business of $220,000 during the first nine months of 1998. During the first nine months of 1999, the Company recognized a gain of $2,000 on the disposal of SportsWave. The gain resulted from the net effect of an adjustment to an accrual of estimated transaction costs and recording of a local tax liability related to the pre-disposal period.

Net Loss

     The Company's net loss for the nine months ended September 30, 1999 was $2,391,000, as compared to $4,695,000 for the nine months ended September 30, 1998. The decrease in net loss resulted from the increase in gross profit in the Company's technology consulting business and the decrease in selling, general & administrative expenses. These improvements were partially offset by the inclusion of the gain on the disposal of SportsWave in 1998 and a shift from a net interest income to a net interest expense position between the periods.

Liquidity and Capital Resources

     At September 30, 1999 the Company had cash and liquid cash equivalents of $2,624,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1998 was an increase of $114,000. The net cash provided during the first nine months of 1999 resulted from net provision of approximately $1,117,000 from operating activities and $216,000 from investing activities, partially offset by net cash used of approximately $1,219,000 for financing activities.

     The Company recognized a net loss for the nine months ended September 30, 1999 of $2,391,000. Included in the net loss were non-cash expenses of $2,235,000 including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation, the loss from a non-consolidated corporation and losses from write-down or sale of assets, resulting in net cash used of $156,000 related to the income statement. The remaining net cash provided from operating activities of $1,273,000 was caused by working capital adjustments, primarily increases in deferred revenue due to receipt from Celebrity of ship interactive sale proceeds in advance of revenue recognition, partially offset by increases cost in excess of billings related to the Voyager of the Seas project and increases to accounts receivable and inventory.

     The net cash used for financing activities during the first nine months of 1999 resulted from a net repayment on lines of credit of $1,006,000, partial repayment of a note payable and payment of preferred stock dividends. The net cash provided from investing activities during the first half of 1999 was generated primarily by collection of a note receivable of $463,000 related to the sale of SportsWave.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. During the third quarter of 1999, the S&T Loan Agreement was renewed for a second year, and will now expire on September 30, 2000. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 1999, maximum borrowing availability under the S&T Loan Agreement was approximately $2,632,000. The outstanding balance as of September 30, 1999 was $500,000.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During the first nine months of 1999, the applicable interest rate ranged from 8.75% to 9.25%, which was in effect at September 30, 1999. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $68,000 in interest expense related to this revolving credit loan for the nine-month period ended September 30, 1999. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to this Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, E and F preferred shares or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to
1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The amendment between S&T Bank and the Company renewing the revolving credit facility changed the measurement period for this covenant. The cash flow coverage ratio will be measured for each of the Company's fiscal quarters beginning October 1, 1999. Previously, the ratio had been computed monthly based on the most recent six months' results. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     During April 1999, the Company repaid a balance due on a line of credit with Wells Fargo Bank of approximately $22,000. This credit facility was originally obtained by MEGAbase to finance equipment purchases. The outstanding balance was assumed by the Company upon acquisition of MEGAbase. Approximately $1,000 of interest expense was recorded for this loan during the nine months ended September 30, 1999.

     As of September 30, 1999, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. On May 31, 1999, the holders of all of the 25,000 then outstanding shares of the Company's Series A preferred stock, which had been issued in August 1996, exchanged their shares for a like number of shares of the Company's Series C preferred stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $703,000 as of September 30, 1999. Series C preferred stock earns dividends at the rate of 8% per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     On May 31, 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B preferred stock, which had been issued in August 1998, exchanged their shares for a like number of shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 2,750 shares of Series D preferred stock remained outstanding as of September 30, 1999. There is no mandatory redemption date for the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into the number of shares of common stock determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% per annum, compounded quarterly. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 1999.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-Pennsylvania, with an outstanding principal balance of approximately $1,926,000 exchanged the promissory note for 1,926 shares of the Company's Series E preferred stock having a liquidation preference of $1,000 per share. All of the 1,926 shares of Series E preferred stock remained outstanding as of September 30, 1999. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock is convertible to the Company's common stock. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000. These events are disclosed in their entirety in the text of the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock filed as an exhibit to the Company's Current Report on Form 8-K filed on June 15, 1999. Series E preferred stock earns dividends at the rate of 6% per annum, payable quarterly in arrears on the first business day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on Series E preferred stock were approximately $30,000 as of September 30, 1999.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California, with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F preferred stock having a liquidation preference of $1,000 per share. All of the 1,000 shares of Series F preferred stock remained outstanding as of September 30, 1999. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock is convertible to the Company's Common Stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by
(i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% per annum. The dividends will accrue until April 15, 2000, when accrued dividends will be payable subject to legally available funds. Dividends will be payable quarterly thereafter, subject to legally available funds. After April 15, 2000, any unpaid dividends will compound quarterly. Accrued but unpaid dividends on Series F preferred stock were approximately $23,000 as of September 30, 1999.

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

     The Company has outstanding an amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F preferred stock, as discussed previously, the outstanding principal balance of the note is $1,000,000. The amended note provides for two principal payments of $500,000 each on April 15, 2000 and October 15, 2000. The Company may, however, defer payment of principal at its option until April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. The Company has accrued interest of approximately $382,000 as of September 30, 1999. Accrued interest as of May 31, 1999, approximately $359,000, is due and payable on or before April 1, 2000. Other accrued interest is due and payable quarterly on the note beginning April 15, 2000. The Company believes that the ability to defer principal payments will be beneficial to its liquidity over the next five years.

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

     The Company expects interactive television research and development activities during the remainder of 1999 to focus on development of new applications and software interfaces for interactive video streaming utilizing hardware components and technology from On Command. The Company also anticipates further research and development activities in 1999 related to Allin Digital's Portraits Online system for on-line viewing of digital photographic images from an Internet based database archive. Allin Digital is developing a Portraits Online product targeted for photographic laboratories that would enable on-line viewing of scanned and archived images by laboratory clients. The Company incurred approximately $46,000 in research and development expense in the first nine months of 1999 and currently anticipates expenditures of up to $25,000 during the remainder of 1999. Preliminary forecasts for 2000 indicate expected research and development expenditures of approximately $175,000 related to Company's Interactive Media solutions area. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions so warrant.

     Capital expenditures during the nine months ended September 30, 1999 were approximately $283,000 and included furniture and leasehold improvements related to the relocation of Allin Consulting-Pennsylvania's Pittsburgh staff to the corporate headquarters , furniture and leasehold improvements related to the expansion of the Ft. Lauderdale office, furniture for the new Scottsdale, Arizona office, the purchase of On Command hardware for an interactive demo system and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. The Company anticipates capital expenditures of up to $80,000 during the remainder of 1999 for upgrades of computer hardware and software in all of its operations and for computer hardware to support Allin Digital's Portraits Online services. Preliminary forecasts for 2000 indicate expected capital expenditures of approximately $475,000. Business conditions and management's plans may change during the remainder of 1999 or in 2000, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     As discussed above, the S&T Loan Agreement expires September 30, 2000. So long as a credit facility substantially similar to the current facility remains in place, the Company believes, in light of its current operations as discussed in the preceding paragraphs, that available funds and cash flows expected to be generated by its current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

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

     Inventories have been completed for all Company software applications, hardware and shipboard operating systems, and at-risk non-information technology systems. The project team has substantially completed an assessment of compliance issues related to the Company's information hardware and software. The Company undertook significant testing of shipboard equipment during the assessment phase with no significant failures experienced to date. Thus far, the task force believes that the Company's main accounting system is Year 2000 compliant, but it has identified a problem in certain of the Company's information hardware programming related to the accounting system. The Company has completed a plan for remediating this problem, which will involve remediation steps immediately prior to the year-end. The Company has scheduled the necessary remediation steps. The Company has completed additional testing of all critical systems during the third quarter of 1999. The Company has identified and created a list of its third party software manufacturers and has completed research of their products through direct contact and published information concerning Year 2000 compliance. The Company has completed collection of information and testing regarding its internal non-information technology systems such as telephones and HVAC during the third quarter of 1999. To date the Company has identified a problem with the telephone system in its Cleveland, Ohio office which has been remediated. The Company has also identified a problem with the security system for the building housing the Company's Pittsburgh office. Building management has indicated the problem is expected to be remediated by the end of 1999. The Company is also monitoring information regarding Carnival's onboard billing systems, which interface with the Company's interactive systems. The Company expects to be operating only two ship interactive systems on Carnival ships as of December 31, 1999.

     Although the Company's material supply requirements can predominantly be filled by a large number of suppliers, the Company implemented a program to track the Year 2000 compliance status of its material vendors and suppliers. Material vendors and suppliers have been surveyed to ascertain their risks associated with Year 2000 issues, their state of readiness and the potential for disruption of business operations. Similarly, the Company has also implemented a program to survey and track the Year 2000 compliance status of its material customers. A second request for completion of the Company's survey has been circulated to all material suppliers, vendors and customers who had not replied to the original request.

     The Company circulated 381 surveys concerning Year 2000 compliance issues to suppliers, vendors and customers. The Company's project team has to date been able to obtain information, either through responses or research of publicly available information, on approximately 65% of these suppliers, vendors and customers. Based on the project team's evaluation of information obtained to date, the Company believes that the responses that have been received and information obtained through research do not indicate any material risk to the Company from these suppliers, vendors and customers as a result of the Year 2000 problem. During the remainder of 1999, the project team expects to perform a secondary review of publicly available information concerning the Company's most significant customers and vendors for any newly disclosed information concerning the potential for disruption of their business operations from Year 2000 issues, which may negatively impact the Company. Potential risks could arise from failure of customers' vendor payment systems or cancellation or delay of service engagements for the Company. Potential risks could also arise if significant suppliers or service providers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them. To the extent the Company becomes aware of the potential for business disruption among its significant customers, vendors and suppliers, it will follow the steps outlined in its contingency plan. See Contingency Plan below.

Risks of Company's Year 2000 Issues

     Currently, the Company believes that the most reasonably likely sources of risk to the Company include one or more of the following: (1) reduced opportunities for technology consulting engagements due to clients' or potential clients' Year 2000 compliance expenditures on current systems reducing available funds for new technology projects or clients' voluntary postponement of new technology initiatives until the full impact of the Year 2000 problem is realized; (2) the inability of significant customers to be Year 2000 ready which could negatively impact the Company's revenue and cash receipts or which could result in the postponement or cancellation of major client projects due to clients' Year 2000 business disruption; (3) the possibility that Year 2000 issues develop in interactive systems sold by the Company; (4) the possibility that disputes may arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications; (5) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers and (6) the disruption of revenue production from the two interactive television systems aboard cruise ships that the Company expects to be operating as of January 1, 2000, through failures in the systems or the failure of the cruise lines' shipboard billing systems.

     The first risk described above is believed by the Company's management to be the most significant. This risk has already impacted the Company significantly in 1999. The Company has experienced sequential quarter revenue declines in some of its Allin Consulting solutions areas during the second and third quarters of 1999. While the Company cannot precisely attribute the proportion of the overall revenue declines to the Year 2000 issue, Management believes, based on its relationships and communications with its customers, that the Year 2000 issue is a significant cause for the declines. The Business Operations solutions area has experienced the strongest impact. Revenue declined $498,000 between the first and second quarters of 1999 and $503,000 between the second and third quarters of 1999. A significant portion of Business Operations consulting is delivered through the staffing model that was predominant in Allin Consulting-Pennsylvania's operations when it was acquired in August 1998, including most of Allin Consulting's mainframe computer services and specialized banking industry consulting services. The services delivered through the staffing model have experienced the most negative impact in the Business Operations revenue decline. Management believes that many of the Company's customers have postponed new technology initiatives or development projects so that they can be conducting a simpler scope of operations at year end when the full impact of any Year 2000 problems will be realized. The negative impact of the revenue decline is mitigated by the corresponding reduction in cost of sales. The decline in gross profit realized by Business Operations was $235,000 between the first and second quarters of 1999 and $141,000 between the second and third quarters of 1999. Management also believes the Year 2000 issue has negatively impacted the Information Technology Infrastructure and Knowledge Management solution areas, but to a much less significant degree. While both had sequential quarter revenue and gross profit increases between the first and second quarters of 1999, declines were realized between the second and third quarters. Combined gross profit for these two solution areas declined by $25,000 between the second and third quarters. Management expects fourth quarter 1999 operations to be similarly negatively impacted. However, Management believes that once Year 2000 problems, if any, occur and are corrected by customers, market conditions will result in increased demand for technology consulting services as previously postponed projects and developments are undertaken. There can be no assurance, however, that demand for technology consulting services will increase in the future, or that Allin Consulting's Business Operations revenue will return to or exceed the levels experienced by the Company in previous calendar quarters.

     Based on its assessment efforts to date and information obtained to date from material customers, vendors and suppliers, the Company does not believe that the risk of vendor, supplier or customer business disruption from Year 2000 problems is significant or likely to have a material adverse effect on the Company's results of operations or financial condition. As noted previously, the Company plans to conduct a secondary review of publicly available information on significant customers, vendors and suppliers for any recently disclosed risks in this area. Testing completed on the interactive systems in operation on two Carnival ships have indicated that Year 2000 problems are not likely. Revenue and gross profit derived from operation of shipboard interactive television systems will be much less significant to the Company at year end than in the past due to the reduction in the number of systems in operation during 1999. Consequently, the Company does not believe the risk of Year 2000 problems with these systems is likely to cause a material adverse impact on the Company's results of operations or financial condition.

     The risks that Year 2000 issues may develop in interactive systems sold by the Company or the possibility that disputes may arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications are dependent, to a significant degree, upon the Company's customers' completion of identification and remediation of deficiencies relating to the Year 2000 issue as it is impracticable for the Company to independently evaluate all interactive systems sold and all solutions developed or implemented by the Company. Consequently, the Company is unable to determine with certainty whether Year 2000 failures of this type will materially affect the Company.

     The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon third parties' completion of identification and remediation of deficiencies relating to the Year 2000 issue. If the Company is unable to successfully identify and remediate Year 2000 problems in a timely manner or the level of timely compliance by third parties, such as key customers, suppliers and service providers is not sufficient, Year 2000 failures could have a material adverse impact on the Company's operations including, but not limited to, decreased revenue and cash flow, increased operating costs or other significant business disruptions. The Company believes that its compliance efforts have and will continue to reduce the impact on the Company of any such failures.

Contingency Plans

     The Company has completed preparation of its contingency plans to identify and determine how to handle its most reasonably likely worst-case scenarios. Management has reviewed and approved these plans. As discussed above, the risk of reduced opportunities for technology consulting engagements has been identified as the most significant risk to the Company. The Company believes Year 2000 issues have contributed to a reduction in demand for the Company's technology consulting services during 1999, particularly for the Business Operations solutions area, due to customers postponing new technology initiatives or development projects so that they can be conducting a simpler scope of operations at year end when the full impact of any Year 2000 problems will be realized. The Company believes the most reasonably likely worst case scenario in relation to this risk is that the Company is unable to obtain sufficient new business to restore technology consulting operations to levels similar to the first quarter of 1999. Gross profit in the solution areas the Company believes were negatively impacted by the Year 2000 issue was approximately $400,000 lower in the third quarter of 1999 than in the first quarter. The Company's failure to restore gross profit to previously obtained levels once the full impact of Year 2000 problems is realized would materially negatively impact the Company's financial condition and results of operations in future years. The Company's contingency plan addresses this risk through plans for aggressive marketing of its solutions oriented technology consulting services in 2000. The Company believes that solutions oriented services offer the potential for increased levels of gross profit as compared to the staffing services which have been most negatively impacted. The contingency plan also views Allin Consulting's expertise with Microsoft operating systems and software key to restoring previously obtained levels of revenue and gross profit. Microsoft will be introducing many new products in 2000, such as Windows 2000, which Management believes will offer opportunities for growth in consulting services. Management intends to aggressively pursue solutions oriented services based on new Microsoft product offerings to restore previously obtained gross profit levels, although there can be no assurance that the Company will be successful in restoring revenue and gross profit to prior levels realized.

     The contingency plan also addresses the risk of Year 2000 failure in the Company's software applications, and hardware operating systems. The Company has completed a plan for remediating identified problems, which has been incorporated into the contingency plan. The plan involves remediation steps to be undertaken immediately prior to the year-end in all of the Company's offices. These remediation steps are aimed at preventing any date related failures through specified procedures and safeguarding of hardware from potential power disruptions immediately following the year change. The contingency plan's specified procedures include steps to be undertaken both immediately before and after the year change to assure continued orderly operation of software applications and hardware operating systems.

     The contingency plan also incorporates steps to be taken in the event that the Company becomes aware of newly disclosed information through its planned secondary review of publicly available information for the Company's most significant suppliers or vendors which indicates risk of significant business disruption. In the event of expected Year 2000 business disruption with material vendors or suppliers, the Company expects to proceed expeditiously with identification of alternate sources of supply, assessment of their Year 2000 risk of business disruption and establishment of vendor accounts. The Company will also consider advancing planned purchases of goods or supplies to December 1999. In the event of expected business disruption with material customers, Management expects to proceed with requiring payments in advance prior to the end of 1999 or postponement of engagements for customers until resolution of their Year 2000 issues. There can be no assurance, however, that the Company will be successful in identifying suppliers, vendors and customers with significant Year 2000 risk. There can also be no assurance that the Company will be successful in finding alternative Year 2000 compliant suppliers and vendors, if required. In the event that any of the Company's significant customers, vendors and suppliers do not successfully and in a timely manner achieve Year 2000 compliance and the Company is unable to replace them, the Company's business or operations could be adversely affected.

Costs

     The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company anticipates that any additional work required for assessment and remediation efforts will be conducted using internal resources. Without any allocation from the salaries of relevant internal personnel, the Company has not to date expended a material amount of direct costs for efforts to address Year 2000 issues. The Company does not expect that material incremental labor charges will be incurred for remaining assessment and remediation.

Given the information that the Company has been able to ascertain to date regarding potential Year 2000 problems relating to its information technology and non-information technology systems, management does not believe that external remediation costs will exceed $25,000 through December 1999. It is anticipated that any costs associated with these remediation efforts will be expensed.

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

     Integration of Acquired Entities. The Company acquired Allin Consulting-Pennsylvania in August 1998. The Company acquired MEGAbase in November 1998 and subsequently merged it into Allin Consulting-California. The Company intends to continue to operate all of these entities' businesses under a common Allin Consulting business strategy and to undertake joint marketing, recruiting and training programs for all entities. Additionally, the Company seeks to promote an orientation toward common solution area disciplines and methodologies across its consulting operations. Allin Consulting-California, Allin Consulting-Pennsylvania and the former MEGAbase have limited history of joint operations and there can be no assurance that the entities will be able to effectively carry out joint efforts. Failure to do so may result in reduced revenue or earnings for the Company.

     Limited Operating History Under New Marketing Strategies. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solutions areas meeting customer needs for information technology infrastructure, business operations, electronic business, knowledge management and interactive media solutions. The Company is seeking to develop additional solutions-oriented business for all of these solution areas and seeks to reposition its operations away from the staffing-oriented model formerly predominant in Allin Consulting-Pennsylvania. The majority of the Company's current Business Operations solution area revenue is derived from services provided under the staffing model. The Company has experienced a decline in demand for Business Operations services during 1999, particularly for staffing for mainframe computer systems and its specialized banking industry services. While the Company attributes a significant portion of the decline to client postponement of technology projects due to the Year 2000 issue, Business Operations activity in future periods under the staffing model is expected to decline as a result of both industry trends and the Company's marketing focus on solutions-oriented projects. There can be no assurance that the Company will be successful at growing solutions-oriented revenue in any or all of its solutions areas or that any growth obtained will offset or exceed expected declines in Business Operations revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit.

     The Company fundamentally changed its marketing strategies with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations, in early 1998. Allin Interactive's current strategy is to sell customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system and to provide consulting services related to interactive media. Based on projects currently underway and the recent sale of four previously installed interactive systems to Celebrity, the Company expects Allin Interactive's systems integration and consulting revenue will increase in the second half of 1999 as compared with 1998 and the first half of 1999. However, the transition toward systems integration and consulting services has also resulted in a decline in transactional and management fee revenue derived from interactive television systems owned and operated by Allin Interactive. A significant decline in transactional and management fee revenue will occur over the remainder of 1999 due to the transitioning of operational responsibility to Celebrity for five interactive systems on their ships. While the Company expects that systems sale and maintenance revenue from the Celebrity systems to be recognized over the remainder of 1999 will exceed transactional and management fee revenue immediately prior to the sales, there can be no assurance that Allin Interactive will not experience declines in revenue and gross margin during 2000 subsequent to completion of revenue recognition from the Celebrity sale. Because the Company has only a limited history of operations with the current marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Need for Management of Growth and Geographic Expansion.   The Company's
growth strategy will require its management to conduct operations, evaluate acquisitions and respond to changes in technology and the market. The Company intends to evaluate continued geographic growth of its operations, particularly in technology consulting. The Company has substantially expanded the geographic scope of its operations in the Northeastern United States through the acquisition of Allin Consulting-Pennsylvania, with offices in Pittsburgh, Pennsylvania and Cleveland, Ohio. Furthermore, Allin Consulting-Pennsylvania's specialized banking industry technology consulting services operate on a national scope. Allin Consulting-California has also experienced growth in the geographic scope of engagements serviced by personnel based in northern California. The Company is evaluating further geographic expansion of operations through acquisition or investment. There can be no assurance, however, that the Company will be successful in identifying or acquiring other businesses, or that any business that may be acquired will result in the desired improvements to financial results. The Company is marketing interactive television and digital photography services nationally and intends to undertake installations throughout the United States, as obtained. The Company recently opened an office in Scottsdale, Arizona to support its Interactive Media solutions area operations. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

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

     Competitive Market Conditions. The technology consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, internet applications and networking capabilities will require continuing education and training of the Company's technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company's customers. The Company's competitors may have resources to develop training and industry monitoring programs that are superior to the Company's. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The market for interactive television and digital imaging systems integration services is new and rapidly evolving. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.

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

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997 and 1998 and the nine months ended September 30, 1999. As of September 30, 1999, the Company had an accumulated deficit of $30,142,000. The Company anticipates that it will continue to incur net losses at least through all or a portion of the remainder of 1999 and 2000, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

     Risks Inherent in Development of New Products. The Company recently developed software interfaces and modifications for end-user operating systems for end-user operating components from On Command to be utilized in interactive system installations, which the Company believes could result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its products and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

     Cruise Line's Rights to Terminate Operations. Carnival has the right to terminate the Company's operations on its ships upon notice. Any such termination of operations would eliminate the Company's ability to share in revenue produced by the affected interactive television system. The loss or elimination of the Company's rights to this source of revenue could have an adverse effect on the Company's business, financial condition and results of operations.

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

     Year 2000 issue. Currently, the Company believes that the most reasonably likely sources of risk to the Company from the Year 2000 computer problem include one or more of the following: (1) reduced opportunities for technology consulting engagements due to clients' or potential clients' Year 2000 compliance expenditures on current systems reducing available funds for new technology projects or clients' voluntary postponement of new technology initiatives until the full impact of the Year 2000 problem is realized; (2) the inability of significant customers to be Year 2000 ready which could negatively impact the Company's revenue and cash receipts or which could result in the postponement or cancellation of major client projects due to clients' Year 2000 business disruption; (3) the possibility that Year 2000 issues develop in interactive systems sold by the Company; (4) the possibility that disputes may arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications; (5) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers and (6) the disruption of revenue production from the two interactive television systems aboard cruise ships that the Company expects to be operating as of January 1, 2000, through failures in the systems or the failure of the cruise lines' shipboard billing systems. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto are dependent, to a significant degree, upon customers', vendors' and suppliers' identification and remediation of deficiencies relating to the Year 2000 issue. If the Company is unable to successfully identify and timely remediate Year 2000 problems or the level of timely compliance by key customers, suppliers and service providers is not sufficient, Year 2000 failures could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant business disruptions. As noted previously, the Company believes that the Year 2000 issue has had a material adverse impact on its technology consulting operations, particularly in the Business Operations solutions area, during the second and third quarters of 1999 due to clients' postponement of new technology projects. See Year 2000 Issue above.

     Government Regulation and Legal Uncertainties.   The Company is subject,
both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the period ended September 30, 1999 would be immaterial.

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II - Other Information

Item 5.  Other Information

Description of Capital Stock

     The following is a description of certain provisions of the Company's Certificate of Incorporation (the "Certificate"), By-Laws (the "By-Laws") and Certificates of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations, or Restrictions Thereof of the Company's Series C Redeemable Preferred Stock, Series D Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock and Series F Convertible Redeemable Preferred Stock (collectively the "Certificates of Designation"). Such summary does not purport to be complete and is qualified in its entirety by reference to the terms of the foregoing documents.

General

     The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.01 per share, and 100,000 shares of preferred stock, par value $0.01 per share. Certain numbers of shares of the authorized preferred stock have been designated for issuance as series of preferred stock as follows:

 . Series A Convertible Redeemable Preferred Stock - 40,000 shares . Series B Redeemable Preferred Stock - 5,000 shares
 .  Series C Redeemable Preferred Stock - 25,000 shares
 . Series D Convertible Redeemable Preferred Stock - 2,750 shares . Series E Convertible Redeemable Preferred Stock - 2,000 shares . Series F Convertible Redeemable Preferred Stock - 1,000 shares

  As of November 4, 1999, the following numbers of shares of stock were issued and outstanding:

 .  Common Stock - 5,987,663 shares
 .  Series C Redeemable Preferred Stock - 25,000 shares
 . Series D Convertible Redeemable Preferred Stock - 2,750 shares . Series E Convertible Redeemable Preferred Stock - 1,926 shares . Series F Convertible Redeemable Preferred Stock - 1,000 shares

  The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is:

 .  Series E Convertible Redeemable Preferred Stock
 .  Series F Convertible Redeemable Preferred Stock
 .  Series D Convertible Redeemable Preferred Stock
 .  Series C Redeemable Preferred Stock

     There are no shares of Series A or B preferred stock currently outstanding and none will be issued in the future. Each of the Series C, D, E and F preferred stock is senior on liquidation to the common stock. Each of the Certificates of Designation governing the Series C, D, E and F preferred stock prohibits the Company from declaring or paying dividends or making any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Common Stock

     Holders of common stock are entitled to one vote for each share held of record on all matters to be submitted to a vote of the stockholders. The Certificate does not provide for cumulative voting for the election of directors. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors of the Company out of funds legally available therefor. The holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All outstanding shares of common stock are fully paid and nonassessable. In the event of any liquidation, dissolution or winding-up of the affairs of the Company, holders of common stock will be entitled to share ratably in the assets of the Company remaining after payment or provision for payment of all of the Company's debts and obligations and liquidation payments to holders of outstanding shares of preferred stock.

Series C Redeemable Preferred Stock

     The Company's Series C preferred stock has a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.

Series D Convertible Redeemable Preferred Stock

     The Company's Series D preferred stock has a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% per annum, payable and compounded quarterly. Series D preferred stock is convertible into the Company's common stock. Until August 13, 2003, each share of Series D preferred stock is convertible into the number of shares of common stock determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the trading date prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania.

Series E Convertible Redeemable Preferred Stock

     The Company's Series E preferred stock has a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock earns dividends at the rate of 6% per annum, payable quarterly, subject to legally available funds. Series E preferred stock is convertible to the Company's common stock. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000.

Series F Convertible Redeemable Preferred Stock

     The Company's Series F preferred stock has a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% per annum. The dividends will accrue until April 15, 2000, when accrued dividends will be payable subject to legally available funds. Dividends will be payable quarterly thereafter, subject to legally available funds. After April 15, 2000, any unpaid dividends will compound quarterly. Series F preferred stock is convertible to the Company's Common Stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock.

Voting Rights of Outstanding Preferred Stock

  The holders of Series C, D, E and F preferred stock have no voting rights except as provided by the Delaware General Corporation Law (the "DGCL") and except with respect to actions which adversely affect the right and preferences of the series set forth in the applicable Certificate of Designation.

Undesignated Preferred Stock

  The Board of Directors of the Company is authorized, without further action of the stockholders, to issue up to 24,250 additional shares of preferred stock in one or more classes or series and to fix the designations, powers, preferences and the relative participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereon.
Any additional preferred stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.

  The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring or seeking to acquire, a significant portion of the outstanding common stock.

Certain Anti-Takeover Effects of Certificate and By-Laws Provisions

  Certain provisions of the Certificate and By-Laws summarized in the following paragraphs may be deemed to have anti-takeover effects. These provisions may have the effect of discouraging a future takeover attempt which is not approved by the Board of Directors but which individual Company stockholders may deem to be in their best interests or in which stockholders may receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Such provisions also render the removal of the current Board of Directors more difficult.

  Number of Directors; Removal; Filling Vacancies. The Certificate and By-Laws provide that the number of directors will be fixed from time to time with the consent of the Board of Directors. Moreover, the Certificate provides that directors may only be removed with cause by the affirmative vote of the holders of at least a majority of the outstanding shares of capital stock of the Company then entitled to vote at an election of directors. This provision prevents stockholders from removing any incumbent director without cause and allows two-thirds of the incumbent directors to fill any vacancies on the Board, not already filled by the stockholders, without approval of stockholders until the next annual meeting of stockholders at which directors are elected.

  Advance Notice of Nominations and Stockholder Proposals. The By-Laws contain a provision requiring advance notice by a stockholder of a proposal or director nomination that such stockholder desires to present at any annual meeting of stockholders, which would prevent a stockholder from making a proposal or a director nomination at an annual meeting without the Company having advance notice of the proposal or director nomination. This provision could make a change in control more difficult by providing the directors of the Company with more time to prepare an opposition to a proposed change in control.

  Vote Requirement for Calling Special Meeting. The By-Laws also contain a provision requiring the vote of the holders of two-thirds of the outstanding Common Stock in order to call a special meeting of stockholders. This provision would prevent a stockholder with less than a two-thirds interest from calling a special meeting to consider a merger unless such stockholder had first obtained adequate support from a sufficient number of other stockholders.

  Statutory Business Combination Provision. The Company is subject to the provisions of Section 203 ("Section 203") of the DGCL. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person who is an "interested stockholder" for a period of three years from the date that such person became an interested stockholder unless: (i) the transaction resulting in the person becoming an interested stockholder, or the business combination, is approved by the board of directors of the corporation before the person becomes an interested stockholder; (ii) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder,the interested stockholder owned 85% or more of the voting stock of the corporation outstanding at the time the transaction commenced (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66 2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined (with certain limited exceptions) as any person that is (i) the owner of 15% or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder; and the affiliates and associates of such person.

  A corporation may, at its option, exclude itself from the coverage of Section 203 by amending its certificate of incorporation or by-laws by action of its stockholders to exempt itself from coverage, provided that such by-law or charter amendment does not become effective until 12 months after the date it is adopted. Neither the Certificate nor the By-Laws contains any such exclusion.

Limitations on Liability and Indemnification of Directors and Officers

  Limitations on Liabilities. Consistent with the DGCL, the Certificate contains a provision eliminating or limiting liability of directors to the Company and its stockholders for monetary damages arising from acts or omissions in the director's capacity as a director. The provision does not, however, eliminate or limit the personal liability of a director (i) for any breach of such director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for payment of unlawful dividends or unlawful stock purchases or redemptions as provided in Section 174 of the DGCL or (iv) for any transaction from which the director derived an improper personal benefit. This provision offers persons who serve on the Board of Directors of the Company protection against awards of monetary damages resulting from breaches of their fiduciary duty, except as indicated above. As a result of this provision, the ability of the Company or a stockholder thereof to successfully prosecute an action against a director for a breach of his fiduciary duties is limited. However, the provision does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his fiduciary duties. The Commission has taken the position that the provision will have no effect on claims arising under the federal securities laws.

  Indemnification. The Certificate and By-Laws provide for mandatory indemnification rights to the maximum extent permitted by applicable law, subject to limited exceptions, to any person who is involved in a legal proceeding of any nature, by reason of the fact that he is or was a director or officer of the Company, or while a director or officer of the Company, is or was serving at the request of the request of the Company as a director, officer, trustee, employee or agent of another corporation or enterprise. Such indemnification rights include reimbursement for expenses incurred by such person in determining any such proceeding in advance of its final disposition in accordance with the applicable provisions of the DGCL, provided that such person delivers an understanding by or on behalf of such person to repay all amounts advanced if it should ultimately be determined by final judicial decision that such person is not entitled to be indemnified for such expenses. The Company also maintains directors' and officers' liability insurance.

  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number                        Description of Exhibit
------                        ----------------------


4.1 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association.

11       Computation of Earnings per Share.

27       Financial Data Schedule

         (b)  Reports on Form 8-K.

         No report on Form 8-K was filed by the Company during the quarter ended September 30, 1999.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIN CORPORATION
                              (Registrant)

Date: November 5, 1999   By:  /s/   Richard W. Talarico
                            ----------------------------
                            Richard W. Talarico
                            Chairman and Chief Executive Officer


Date: November 5, 1999   By:  /s/   Dean C. Praskach
                            ----------------------------
                            Dean C. Praskach
                            Chief Financial Officer and Chief Accounting Officer

Allin Corporation
Form 10-Q
September 30, 1999
Exhibit Index



Exhibit
Number                           Description of Exhibit
------                           ----------------------


4.1 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association.

11     Computation of Earnings per Share

27     Financial Data Schedule