Form 10-K
period 1999-12-31
ALLIN CORP
filed 2000-03-28
CIK 1020391

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended:  December 31, 1999

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


                        381 Mansfield Avenue, Suite 400,
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

                  ( X )    Yes                (  )    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 2000 as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $9,100,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 2000, the Registrant had outstanding 6,010,973 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               Allin Corporation
                                   Form 10-K
                               December 31, 1999

                                     Index

Forward-looking Information                                                               Page        3
Part I

Item 1  -        Business                                                                 Page        4

Item 2  -        Properties                                                               Page       31

Item 3  -        Legal Proceedings                                                        Page       32

Item 4  -        Submission of Matters to a Vote of Security Holders                      Page       33


Part II

Item 5  -        Market For Registrant's Common Equity and Related Stockholder Matters    Page       34

Item 6  -        Selected Financial Data                                                  Page       35

Item 7  -        Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                            Page       37

Item 7A -        Quantitative and Qualitative Disclosures About Market Risk               Page       56

Item 8  -        Financial Statements and Supplementary Data                              Page       57

Item 9  -        Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                                 Page      100


Part III

Item 10 -        Directors and Executive Officers of the Registrant                       Page      101

Item 11 -        Executive Compensation                                                   Page      104

Item 12 -        Security Ownership of Certain Beneficial Owners and Management           Page      110

Item 13 -        Certain Relationships and Related Transactions                           Page      114

Part IV

Item 14 -        Exhibits, Financial Statement Schedules and Reports on Form 8-K          Page      116

Signatures                                                                                Page      120

Forward-Looking Information

     Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A - Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 - Business, and under the caption "Forward-Looking Statements," and in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A - Quantitative and Qualitative Disclosures about Market Risk. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I


Item 1 - Business

(a)  General Development of Business

     Allin Corporation (the "Company") is a solutions-oriented information technology consulting company that teams with businesses to help them transform the promise of the Internet into practical business realities through five interrelated solution areas: Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and Interactive Media.
The Company offers Microsoft-focused technology consulting, application development and systems integration services specializing in Windows NT-based and Windows 2000-based software. The Company maintains a customer-oriented focus in its marketing strategy and operations. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 1999, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. The Company is headquartered in Pittsburgh, Pennsylvania and during 1999 operated additional offices in San Jose and Oakland, California, Ft. Lauderdale, Florida and Cleveland, Ohio. The Company utilizes the trade-names Allin Consulting, Allin Interactive and Allin Digital Imaging in its operations. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

     In 1999, the Company completed its evolution from primarily being an owner and operator of transactional based interactive television and digital photography systems, as it was in 1996 and 1997, to being a provider of technology consulting and systems integration services by implementing its solution area-based organizational structure and customer-oriented marketing strategy. While the roots of the change in operational focus and strategic changes date back to 1997, it is only in 1999 that the fully-integrated organizational structure, marketing strategy and operating model have been put in place. Key to completing the evolution was the 1999 introduction of the solution area-oriented organizational structure. A brief description of each solution area follows:

 . The Information Technology Infrastructure Solution Area focuses on the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities and systems, including operating systems and general platform principles such as total cost of ownership and thin-client computing. Services include design, configuration, implementation, monitoring and support of customer operating systems, management and maintenance of database platforms, messaging systems, information system security solutions such as firewalls and proxy servers, help desk support and application services such as message queing and transaction servers.

 . The Business Operations Solution Area focuses on an organization's core information gathering processes including sales, finance, administration, logistics and manufacturing. Business Operations solutions may involve custom development or package implementation to improve operational efficiency or information flow. The Company's Business Operations solution area also provides consulting and development for mainframe systems and specialized consulting services for the banking industry.

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

 . The Electronic Business Solution Area delivers systems that enable an organization to represent itself and its data electronically. Electronic Business solutions help clients improve information exchange with their customers, suppliers and other third parties. Electronic Business solutions emphasize internet- and intranet-based services including company portals, extranet-based value chains and electronic commerce sites.

 . The Interactive Media Solution Area focuses on the Company's expertise in digital media applications including streaming video, interactive television and digital imaging solutions. Interactive Media delivers business-to-business and business-to-consumer E-Commerce platforms to the cruise, healthcare, education and professional photography industries. Interactive Media performs services on both a consulting and systems integration basis.

     The implementation of the solution area organizational structure coincided with, and is complementary to, the Company's re-focusing of its marketing strategy in 1999. Prior to 1999, the marketing strategy centered on the Company's technological capabilities rather than customer needs. The solution area structure is defined more by a customer's use of the services rather than technological disciplines. It fosters a customer-oriented focus. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. Solution area sales and operational personnel must understand a customer's business issues to provide a customized solution to their particular needs. Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business solution area services target horizontal markets, meaning businesses across a broad spectrum of industries. Interactive Media targets certain vertical markets where the Company believes industry conditions are conducive to acceptance of the Company's services, including the cruise, healthcare, education and professional photography markets.

     The year 1999 marked the establishment of a customer-oriented focus as the fundamental principal driving the Company's marketing strategy. Management anticipates further refinement of the Company's marketing and sales message during 2000 to better communicate its mission of delivering Internet-based business solutions. During 2000, the Company will introduce the brand-names iNetworking, iBusiness and iPlatforms for its solution area service lines. Management believes that utilizing these brand-names in its marketing message will reflect the Company's mission to deliver Internet-based business solutions and will position the Company as an organization that is focused on the realities of the Internet and Internet technologies. The iNetworking, iBusiness and iPlatforms branding of the solution area service lines will be introduced through a redesigned web site and marketing materials in 2000.

     The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft Corporation ("Microsoft"). Both of the Company's Allin Consulting subsidiaries are certified as Microsoft Solutions Provider Partners. Allin Consulting is also a member of Microsoft's Infrastructure and Knowledge Management Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has also positioned it to quickly develop solutions expertise in new Microsoft technologies such as Windows 2000. In March 1999, Allin Consulting-California was among four firms nominated as finalists for Microsoft Solutions Provider Partner of the Year in Northern California from approximately fifty-five eligible firms. The Partner of the Year award honors those firms whose work and achievements have demonstrated excellence in Microsoft-oriented consulting services. The Company intends to continue its specialization in Microsoft-based technology products.

     Despite significant changes to its structure and operating strategies over the last three years, the Company has continued to maintain a rapid pace of revenue growth. Revenue growth was achieved in most segments of the Company in 1999. Overall revenue for 1999 of $24,977,000 represented a 63% increase over 1998 revenue of $15,291,000, which represented a 59% increase over 1997 revenue of $9,596,000. Revenue growth has been realized both in businesses started by the Company and through strategic acquisitions. The Company's high rate of revenue growth has been recognized within the Pittsburgh technology community. The Company was a recipient of Pittsburgh Technology 50 awards in both 1998 and 1999. The award recognizes the highest rates of revenue growth over the preceding three years among technology-based businesses in the Pittsburgh region. Similarly, Allin Digital was recognized by the Eastman Kodak Company for having had the highest volume sales growth in 1999 among its authorized systems integrators. See Item 7 - Management's Discussion and Analysis of Financial Condition and

Results of Operations and Item 8 - Financial Statements and Supplementary Data for detailed information concerning the Company's revenue growth and results of operations.

     On February 3, 2000, Allin Network acquired certain assets utilized in the operations of Erie Computer Company ("Erie Computer"), previously an operating division of Patterson-Erie Corporation. Erie Computer's operations include information technology consulting services, computer hardware, software and networking equipment sales and computer hardware service. Erie Computer is located in Erie, Pennsylvania and had operated for twenty-three years prior to Allin Network's acquisition of its assets. Allin Network has retained the Erie Computer employees and intends to continue use of the trade-name "Erie Computer Company". The acquisition did not meet the requirements to be considered a significant subsidiary under Securities & Exchange Commission ("SEC") regulations.

(b)  Financial Information About Industry Segments

     Financial information concerning the industry segments in which the Company operates is included in Note 21 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data.

(c)  Narrative Description of Business

     Operating segments to be discussed fall under two groups, Solution Area Services and Ancillary Services & Product Sales. This presentation represents a change from the presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The change is reflective of the Company's continuing refinement of the 1999 implementation of a new organizational structure oriented around solution areas meeting customer needs for information technology infrastructure, business operations, knowledge management, electronic business and interactive media services. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services for discussion emphasizes their commonality of purpose in meeting the core strategic objectives of the Company. Under the heading "Solution Area Operations" following, discussion will include an overview of the Company's marketing strategy, operations model and solutions framework which are common to all solutions areas, an industry overview for technology consulting services which is applicable to the Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business solutions areas, a review of the operations of each of these four solutions areas, discussion of delivery methods, supply considerations and sources of competition common to the four solution areas, and a review of Interactive Media operations including industry overviews of the cruise, healthcare, education and professional photography industries, the vertical markets where services are targeted, and a discussion of delivery methods, supply considerations and competitive conditions,

     In connection with solutions-oriented services, customers often request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide product sales of information system hardware and software and equipment and supplies utilized by digital imaging systems. The Company also owns and operates two interactive television systems that originated under an owner-operator model used in interactive television operations from 1995 to 1997. Under the heading "Ancillary Services & Product Sales" following, discussion will include reviews of the Company's transactional based interactive television operations and digital imaging product sales, a review of information system product sales operations including an industry overview of computer hardware, software and networking equipment and a brief discussion of other services provided by the Company.

Solution Area Services

     Revenue from the Company's solution area services has increased as a proportion of the Company's overall revenue from 1997 to 1999. The Company's management believes that this trend reflects the Company's evolution to becoming predominantly a provider of technology consulting and systems integration services. The percentages of total revenue represented by the Company's solution areas for the three years ended December 31, 1999 are as follows:

Solution Area Services              Year Ended December 31
                               ----------------------------------
Percentage of                  1997           1998           1999
                               ----           ----           ----

Total Revenue                   77 %           76 %           89 %

     During 1999, one significant customer, Wells Fargo Bank, accounted for 10% of the Company's consolidated revenue.

Marketing Strategy, Operations Model and Solutions Framework

     The Company maintains a customer-oriented focus in its marketing strategy. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. The ability of customers to manage information has become a prerequisite for their success. A company's knowledge capital has become increasingly critical in allowing it to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet in the business arena is also fundamentally changing how businesses interact with customers and suppliers. The Company believes that the effective delivery of customer-oriented technology solutions will foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. The Company's current target market is emerging small and medium-sized businesses seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from $250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes customers of this size are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Management believes that the customer-oriented focus that is the fundamental principal of its marketing strategy is now firmly established throughout the Company. This will enable the major marketing initiative of 2000 to be a wider communication of the Company's message to businesses in the Company's target market. To promote this communication and build awareness among targeted businesses, the Company will introduce the brand-names iNetworking, iBusiness and iPlatforms for its solution area service lines during 2000. Management believes that utilizing these brand-names in its marketing message will reflect the Company's mission to deliver Internet-based business solutions and will position the Company as an organization that is focused on the realities of the Internet and Internet technologies. The iNetworking, iBusiness and iPlatforms branding of the solution area service lines will be introduced through a redesigned web site and marketing materials in 2000.

     The Company's operations model, with Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and Interactive Media Solution Areas, is intentionally similar to Microsoft's product and service groupings. Management believes this structural focus fosters more focused communication and interaction with the Microsoft organization and promotes the continued development of technological expertise within the Company focused on products and applications that closely correspond to particular disciplines of the solution areas. However, there can be no assurance that the strategic model will lead to increased revenue or profitability in the future. Management intends to continue the Microsoft focus in the Company's operations through ongoing training and certification of its consultants and through joint marketing efforts with Microsoft. Both of the Allin Consulting operating entities are authorized as Microsoft Solutions Provider Partners. As noted previously, in March 1999, Allin Consulting-California was among four firms nominated as finalists for Microsoft Solutions Provider Partner of the Year in Northern California in recognition of its work and achievements demonstrating excellence in Microsoft-oriented consulting services. Allin Consulting is also a member of Microsoft's Infrastructure and Knowledge Management Partner Advisory Councils, which are select groups of Microsoft Solution Providers with a successful history of implementing Microsoft information technology. Council members work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company believes that its role in helping to formulate Microsoft's message and focus will enable it to quickly develop solutions capabilities for new Microsoft product offerings such as Windows 2000. Management also believes the Allin Consulting subsidiaries' established relationship with Microsoft as Solution Provider Partners and the quality of their services, as recognized by Microsoft, will position the Company to benefit from Microsoft's expected growth in Internet, infrastructure and interactive media products since Microsoft has historically relied extensively on third parties for custom development and integration services. No assurance can be given, however, that any growth or change in Microsoft's product sales will result in increased revenue or profitability for the Company.

     The Company has developed a solutions framework, the Allin Solutions Framework, for guiding the planning and conduct of solutions-oriented engagements. The Allin Solutions Framework also assists customers in aligning their business and technology objectives thereby maximizing the effectiveness of the recommended solutions. The Allin Solutions Framework allows solution planning to draw upon a knowledge base of resources containing iterative information on technology architecture planning. It also provides a solution development discipline focused on unique team and process models used for organizing effective project teams and managing project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling results-oriented projects based on scope, schedule and resources. The adaptable process includes four phases:

 . The Solution Vision phase delivers a Vision document that articulates the ultimate goals for the solution and provides clear direction to measure success as well as defining the scope of the solution and the boundaries of the project. The Solution Vision includes a risk/return assessment and a project plan for the remaining phases.

 . The Solution Design phase culminates in the delivery and acceptance of the design specifications including functional specifications, system design and quality assurance considerations, test plan and the project plan and schedule for solution development.

 . The Solution Development phase culminates in the initial delivery of a functionally complete solution, ready for pilot usage.

 . The Solution Deployment phase begins with a pilot and culminates in the production release of the installed system, training and documentation, and conversion of or integration with existing systems.

     The iterative nature of the Allin Solutions Framework has led to the development of standardized turnkey service products, the Allin Solution
Products, that are offered on a fixed-fee basis.   Allin Solution Products allow
new or existing customers to leverage the Company's expertise for technology assessments on a cost-controlled basis. The Company's management believes the Allin Solution Products will be effective introductory products to establish relationships with new customers. Many of the Allin Solution Products are diagnostic in nature, allowing for demonstration of the Company's technological expertise while identifying opportunities for implementation of more comprehensive solutions. Some of these standardized service products are discussed in more detail in the narrative about each solution area.

Industry Overview - Technology Consulting Services

     The market for information technology services has experienced rapid growth throughout the 1990's and after a short-term slowdown in 1999, this trend is expected to continue into the future. The J. P. Morgan Securities, Inc. Industry Update for IT Services of October 19, 1999 sizes the information technology services market currently at $94 billion with a 1999 annual growth rate of 14%. The J. P. Morgan survey cites a number of factors that lead to expectations of accelerating growth in 2000 and beyond. The most significant of these is the expected rapid growth in demand for Internet-based services, which is expected to have a profound effect on the entire information technology consulting industry. The J. P. Morgan survey and the Standard & Poor's Industry Survey for Computers: Commercial Services of December 16, 1999 note that additional factors driving industry growth include increasing business reliance on information technology as a strategic tool for addressing business issues created by deregulation, globalization and technological innovation, mergers and acquisitions, back-office automation, the increasing complexity of hardware and software and difficulties and inefficiencies experienced by companies in maintaining in-house technical services staffs due to shortages of skilled labor in the technology area. The information technology services market is broad, encompassing outsourcing, integration and consulting services. The Standard & Poor's Industry Survey for Computers: Commercial Services of December 16, 1999 sizes the consulting segment of information technology services, where the Company competes, at $22.8 billion in 1998 with average annual growth of 17% expected through 2003. The Company believes its consulting solution areas are positioned to benefit from the industry growth trend, although there can be no assurance given that the Company will realize growth in revenue or improvement in results from operations due to overall industry trends.

     The market for information technology consulting services is in a period of fundamental transition at the beginning of 2000. The rapidly accelerating growth of the Internet over the last half of the 1990's presages a new wave of innovations that will fundamentally change the way business is conducted both in the domestic and international marketplaces. The Standard & Poor's Industry Survey for Computers: Commercial Services of December 16, 1999 notes expectations for a $1 trillion Internet commerce market by 2003, an increase of over thirty times 1998 levels, and also notes expectations for the number of users making Internet purchases to increase from 31 million in 1998 to 183 million in 2003. Salomon Smith Barney's Technology and Telecommunications Quarterly of February 3, 2000 notes the most dynamic growth in Internet commerce is expected to be in the business-to-business sector, which is predicted to generate revenue levels seven times that of the business-to-consumer sector by 2002. Friedman, Billings, Ramsey & Co.'s Industry Analysis: Technology of August 18, 1999 notes that the Internet is fundamentally transforming business relationships and redefining business by enabling communication, collaboration and commerce within and beyond the enterprise. The Internet is fundamentally changing communication patterns among businesses and their customers and suppliers.

     Internet-driven technological advances and market changes are expected to drive a sharp increase in demand for information technology services as companies seek to improve their electronic commerce capabilities and build intranet and extranet communication networks. Friedman, Billings, Ramsey & Co.'s Industry Analysis: Technology of August 18, 1999 sees significant growth opportunities for information technology consulting firms in helping companies upgrade their electronic commerce capabilities. The Friedman, Billings, Ramsey & Co. report notes the majority of companies are in the early stages of adoption of Internet commerce capabilities and will require the help of consultants possessing sophisticated technical, creative and strategic skills to make the difficult move from static to fully integrated transactional web-sites. The Standard & Poor's Industry Survey of December 16, 1999 cites market researcher International Data Corp.'s expectations for the worldwide market for internet services to grow from $7.8 billion in 1998 to $78 billion by 2003. The dynamic growth of the Internet has led to increasing fragmentation of the technology services market with the development and rapid growth of new firms specializing in Internet-based solutions services. Friedman, Billings, Ramsey & Co.'s Industry Analysis: Technology of August 18, 1999 sees firms of varying backgrounds seeking a share of the Internet services market, including systems integrators, creative agencies, strategic consulting and advisory firms, and large hardware, software and infrastructure companies. The J. P. Morgan Securities, Inc. Industry Update for IT Services of October 19, 1999 notes that effective Internet consulting will need to combine technical expertise with superior creative talent and an appreciation for strategic issues.

     Although the market for technology consulting services remains robust, 1999 growth was relatively flat as compared with immediately preceding years and expectations for the early years of the 2000's. A significant factor was the Year 2000 computer issue. This had been a significant factor driving growth in services in the late 1990's as businesses sought assistance in evaluating and subsequently remediating deficiencies in their information networks and computer hardware and software. The Year 2000 problem also accelerated movement from older mainframe systems less likely to be Year 2000 compliant to newer client/server network configurations. Much of the spending on system upgrades and Year 2000 remediation was completed by early 1999. The J. P. Morgan Securities, Inc. Industry Update for IT Services of October 19, 1999 attributes a decline in 1999 information technology spending to firms freezing their Year 2000 ready infrastructures, which has had a particularly negative impact on technology staffing operations. The J. P. Morgan Industry Update expects a significant increase in information technology spending in 2000 as companies address pent-up business technological requirements.

  A labor shortage for computer programmers and system designers has contributed to increased demand for technology services firms. The Standard & Poor's Industry Survey for Computers: Commercial Services of December 16, 1999 cites a 40% decline in the number of computer science and mathematics graduates entering the workforce since 1986 and indicates that the shortage is expected to worsen in the next few years. The Standard & Poor's survey notes approximately 20% of the information technology positions in the United States remain open currently due to demand outpacing supply for information technology professionals. Demand for technology professionals is expected to remain high. The United States Bureau of Labor Statistics information as of February 2000 indicates computer scientists, computer engineers and systems analysts are expected to be the three occupations with the fastest growth rate in job openings in 2000. The Bureau of Labor Statistics also expects computer and data processing services to be the domestic industry with the fastest wage and employment growth for the period 1998 to 2008. The Standard & Poor's Industry Survey indicates consulting firms are seen as having an advantage in recruiting technical personnel by offering greater career mobility and opportunities and more extensive training programs. The labor shortage has resulted in increased labor cost and mobility for skilled technical personnel, thereby making it difficult for companies to retain technical staff and control costs. The proliferation of software and increasingly complex computer networks have also increased the difficulty of maintaining diverse and up-to-date technical capabilities within many companies. The result has been increased demand for technical services firms to obtain specialized expertise relevant to specific systems integration and software application development projects and to control costs by enabling companies to maintain smaller technical support staffs with less technological expertise. Management believes that technology consulting firms allow for greater efficiencies in allocating scarce skilled technical resources to areas of highest demand than does the maintenance of in-house technical support staff.

  The Company maintains a strong Microsoft focus in its solutions areas. Microsoft is a dominant force in the information technology industry, particularly in software for personal computer operating systems. The Gartner Group Strategic Analysis Report of May 26, 1998 notes that Microsoft Windows operating systems run approximately ninety percent of the world's personal computers. Microsoft's dominance to date has been in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses. Recent areas of dominance include server and infrastructure software products such as Windows NT and the BackOffice suite of products. The introduction of the Windows 2000 operating system is expected to create significant activity in operating system conversions over the next two years. Giga Information Group's Report: Total Economic Impact (TEI) Analysis Shows Benefits Outweigh Costs of Migrating to Windows 2000 of October 12, 1999 notes expectations that Windows 2000 will be the desktop and server platform of choice for a very significant portion of corporations over the next twelve months. The Giga Information Group report cites the benefits of Windows 2000 as including significant increases in operating system reliability, performance and stability which add economic value to businesses by enabling them to consolidate servers and support more data-intensive applications such as e-commerce, web hosting and extranets. Microsoft is expected to continue to be dependent on third parties for service and support for its products. Management believes that short term growth in Microsoft's server and infrastructure products, particularly the introduction of Windows 2000, will lead to increased demand for the services offered by the Company's Information Technology Infrastructure solution area. The Company's position as a member of Microsoft's Infrastructure Partner Advisory Council has provided the opportunity to participate in the development of Windows 2000 expertise, which the Company's management believes will afford the Company a competitive advantage in obtaining consulting engagements related to Windows 2000 installations. There can be no assurance, however, that revenue growth or profitability improvements will be realized by the Company's Information Technology Infrastructure solution area.

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

Information Technology Infrastructure

     Revenue from the Company's Information Technology Infrastructure Solution Area has remained relatively steady over the three years 1997 to 1999, with a slight decline of about 1% between 1998 and 1999 revenue. There has been a significant decline in the percentage of overall revenue, which has grown significantly due to revenue increases in other solution areas. The percentage of solution area and total revenue for the three years ended December 31, 1999 is as follows:

Information Technology                 Year Ended December 31
                                  ----------------------------------
Infrastructure Percentage of      1997           1998           1999
                                  ----           ----           ----

Solution Area Revenue              43 %           36 %           19 %
Total Revenue                      33 %           27 %           17 %


     The Information Technology Infrastructure Solution Area has historically been a mainstay of the Company's Northern California-based operations. The Company has developed a long-standing expertise in this area and is a member of Microsoft's Infrastructure Partner Advisory Council. The slight 1999 decline in revenue is attributable to the reorientation of the Company's California-based solutions-oriented consulting mix from primarily Information Technology Infrastructure in 1998 to a broader mix in 1999. The Pennsylvania-based consulting operation is strategically focusing its marketing efforts on growing diverse solutions-oriented project revenue, including Information Technology Infrastructure, which the Company's management believes will generally offer a higher gross profit potential than the staffing services model which represented the majority of Allin Consulting-Pennsylvania's operations at acquisition in 1998. Revenue growth in 1999 at Allin Consulting-Pennsylvania has partially offset some of the decline in Allin Consulting-California revenue in this area. The general softening of demand for technology consulting services due to a lock-down of customer information systems for the Year 2000 rollover in the second half of 1999, as noted in the Industry Overview section above, has also negatively impacted Information Technology Infrastructure operations.

     Information Technology Infrastructure Solution Area services focus on customers' underlying platforms and operating systems. Technology infrastructure is the foundation upon which technology applications are built. Technology infrastructure is comprised of three significant components: the physical network, the operating system and back-office applications. The physical network component deals with network design, network security, local and remote access and Internet connectivity. The operating system encompasses all aspects of the design and implementation of a network operating system including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Back-office operations encompasses the design and installation of communications servers, database servers and application servers. Information Technology Infrastructure Solution Area services focus on the proper selection, implementation and management of the underlying platforms driving customers' information systems. Services include design, configuration, implementation, monitoring and support of customer operating systems, management and maintenance of database platforms, messaging systems, information system security solutions, help desk support and application services such as message queing and transaction servers.

     The goal of the Information Technology Infrastructure Solution Area is to develop and implement solutions solving business problems thereby bringing tangible benefits to customers. Information Technology Infrastructure follows the Allin Solutions Framework in planning and executing its engagements. The framework is intended to assure proper identification of customer goals for each project and that the recommended solutions provide benefits to customer businesses.

     The Information Technology Infrastructure Solution Area services for the client/server environment maintain a focus on Microsoft BackOffice technology including Windows 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. This solution area also creates network solutions that integrate Unix, Lotus, Oracle, Novell and IBM mainframe systems with Windows NT-based networks. The Company believes that Information Technology Infrastructure enables its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption. Management believes that this solution area has been on the leading edge in developing structures for multi-site computing to enhance the productivity of travelers, workers in remote and field offices and virtual office environments. The Information Technology Infrastructure Solution Area also has extensive experience in e-mail infrastructure and migration. Network monitoring services utilize remote access tools and technology to assist customers with network management, problem diagnosis, capacity analysis and network security issues.

     This solution area has developed a number of packaged solution products in 1999 which offer state of the art diagnostic technology assessments at reasonable fixed prices as part of the Allin Solution Products program. Information Technology Infrastructure offerings of this type include:

     . Windows 2000 Server and Professional Gap/Readiness Analysis assesses customers' technology environments focusing on Windows NT, TCP/IP networking schema and remote access issues. These service products include preparation plans for migration to the Windows 2000 Server and Windows 2000 Professional operating systems.

     . Internet Connect for Small Business connects customers to the Internet, providing secure local and remote access and laying the foundation for e-business capability.

  . Unlimited Use Asset Management includes installation and configuration of Microsoft Systems Management Server on the customer's network to collect hardware and software information from all connected workstations, providing comprehensive reports addressing configuration issues.

  . Microsoft Small Business Server leverages expertise in multiple technologies, including cabling, hubs, routers, switches and operating systems for installation and configuration of Microsoft's Small Business Server technology.

  . NetIQ Proof of Concept includes the installation and configuration of Net IQ on up to five Windows NT servers for proactive monitoring and dispatch of notification when server thresholds are reached.

  . Network Assessment analyzes customers' current network environment emphasizing security, capacity, efficiency and disaster recovery issues to prepare for large system upgrades or conversions.

  . Office 2000 Migration provides customers with expertise in planning, installation, migration, deployment, support and training for Microsoft Office 2000.

   . Blackberry Wireless Messaging leverages expertise in multiple technologies to install and configure a Blackberry server within the customer's existing Exchange environment.

     Information Technology Infrastructure consulting was performed by both of the Company's Allin Consulting affiliates utilizing personnel based in the Company's Northern California and Pittsburgh locations. The majority of services were billed on an hourly basis with the remainder based on fixed prices. During 1999, one significant customer accounted for 18% of Information Technology Infrastructure revenue. Erie Computer's technology consulting operations are focused on technology infrastructure services, so the operations of Erie Computer will be an additional source of revenue for this solution area in 2000.

Business Operations

     Revenue from the Company's Business Operations Solution Area has constituted a very significant portion of solution area and total revenue since the Company's acquisition of Allin Consulting-Pennsylvania in August 1998. The percentage of solution area and total revenue for the three years ended December 31, 1999 is as follows:


Business Operations                Year Ended December 31
                                   ----------------------
Percentage of                   1997        1998        1999
                                ----        ----        ----
Solution Area Revenue            6 %        53 %        53 %
Total Revenue                    5 %        40 %        47 %

     The Business Operations Solution Area has generated the largest share of revenue of any solution area since the acquisition of Allin Consulting-Pennsylvania. The operations of this company at the time of acquisition were predominantly centered on this solution area. While holding steady in 1998 and 1999 as a percentage of solution area revenue, the aggregate dollar value of Business Operations revenue increased 91% from 1998 to 1999 due to the inclusion of Allin Consulting-Pennsylvania's operations for the full year in 1999.
Despite the year-to-year increase in revenue, Business Operations suffered setbacks, particularly in the second half of 1999 due to a softening of demand for services in anticipation of the Year 2000 rollover. The Business Operations Solution Area experienced the strongest Year 2000 impact of any of the Company's solutions areas. Management believes that many of the Company's customers postponed new technology initiatives or development projects so that they could be conducting a more simple scope of operations at year end when the full impact of any Year 2000 problems would likely be realized. A significant portion of Business Operations consulting is delivered through the staffing model that was predominant in Allin Consulting-Pennsylvania's operations when it was acquired in August 1998, including most of Allin Consulting's mainframe computer services and specialized banking industry consulting services. The services delivered through the staffing model have experienced the most severe impact in the Business Operations revenue decline. This phenomenon was not unique to the Company, as was discussed above in the Industry Overview section for technology consulting services. Management believes that market conditions will result in increased demand for technology consulting services as previously postponed projects and developments are undertaken in 2000. There can be no assurance, however, that demand for technology consulting services will increase in the future, or that the Company's Business Operations revenue will return to or exceed the levels experienced by the Company previously.

     Business Operations provides custom software development services for the client/server environment, offering a full spectrum of services including business requirements analysis, data modeling and design, project and technical management, programming, documentation and support. The Allin Consulting entities are Microsoft certified providers of custom application development services utilizing Access, Visual C++, Visual Basic, Visual J++, SQL Server, Outlook, Excel and Visual Fox. Business Operations utilizes this expertise in the development of solutions for core customer information gathering processes.

     The Business Operations Solution Area also provides consulting and custom development for mainframe systems, including application development, data base development and administration, and data communications development for IBM proprietary technology, intended to meet its clients' legacy system needs for special or deadline sensitive projects, peak and backlogged workloads, and specialized skill applications. Allin Consulting provides technical solutions including custom development for IBM MVS proprietary environments and mainframe development and support for Cobol, DB2, IMS DB/DC and CICS applications.

     Additionally, Business Operations provides specialized technology consulting services for the banking industry, including conversions for mergers and acquisitions, software product implementation, systems modification and support. The banking industry services are focused on development, implementation and management of Hogan IBA software applications, which are specialized products for the banking industry. Business Operations' bank consulting services specialize in applications for deposits, lending, back-office operations, product/service offerings and delivery/alternate delivery. Business Operations also supports current technology systems devoted to automatic teller machines, call centers, interactive video kiosks, telephone and home banking operations.

     Business Operations consulting for client/server environments was performed by both of the Company's Allin Consulting affiliates utilizing personnel based in the Company's Northern California and Pittsburgh locations. Consulting services related to mainframe systems were based in Pittsburgh while the specialized bank industry consulting services were managed from the Cleveland office but operated on a national scale. The majority of services were billed on an hourly basis with the remainder based on fixed prices. During 1999, one significant customer, Wells Fargo Bank, accounted for 22% of Business Operations and 10% of the Company's consolidated revenue.

Knowledge Management

     The Company's Knowledge Management Solution Area began its initial year of operations in 1999. The percentage of solution area and total revenue for the year ended December 31, 1999 is as follows:


                                            Year Ended
                                            -----------
     Knowledge Management                   December 31
                                            -----------
     Percentage of                             1999
                                               ----

     Solution Area Revenue                      3 %
     Total Revenue                              2 %

     The Company undertook the operation of the Knowledge Management Solution Area in early 1999. Knowledge Management solutions focus on the flow and processing of information within an organization. These solutions typically include data warehousing or work flow systems requiring expertise in business processes as well as the implementation of technology. These solutions will typically interface with the business operation transaction systems to access information from the captured data for wide accessibility within customer organizations. Despite the short tenure of the Knowledge Management Solution Area, the Company's expertise in this area of technology was recognized with its addition as a member of Microsoft's Knowledge Management Partner Advisory Council.

     Business knowledge in an organization is generated from multiple sources including highly-structured databases, e-mail, and documents and the interaction of a company's workforce both internally and with customers and suppliers. The cultivation and distribution of this knowledge is a challenge to all organizations seeking to deliver knowledge to their workforce. The Knowledge Management Solution Area focuses on five knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow which enhance an organization's ability to disseminate knowledge. These services provide tools to empower customer personnel with the business intelligence for fast and effective decision making. Knowledge Management designs and implements solutions establishing collaborative systems enabling enterprise-wide users to innovate through threaded decisions, document management and workflow.
Knowledge Management's solutions enable all functional areas of an enterprise to monitor key business indicators such as sales orders, schedules and customer requests through a knowledge base consisting of relational data, e-mail messages, files and dynamic web content.

     This solution area developed a number of packaged solution products in 1999 which offer state of the art diagnostic technology assessments at reasonable fixed prices as part of the Allin Solution Products program. Knowledge Management offerings of this type include:

     . Site Server Knowledge Base involves installation and configuration of Microsoft Site Server Search to access documents on file servers, intranet web pages, Exchange public folders, corporate databases or Internet sites. This provides user friendly search interfaces matching queries and lists of related documents.

     . Outlook 2000 Collaboration creates outlook forms and Exchange public folders allowing effective, efficient collaboration among employees.

     . Digital Dashboard represents a customized Microsoft Office 2000-based solution for knowledge workers consolidating personal, team, corporate and external information with access to analytical and collaborative tools that can be integrated with existing systems.

     . SQL 7 OLAP with Excel 2000 creates a multi-dimensional database based on existing data. When combined with Excel 2000 pivot table reports and graphs, this provides for an effective management tool allowing for quick and effective analysis.

     Knowledge Management consulting was performed by both of the Company's Allin Consulting affiliates utilizing personnel based in the Company's Northern California and Pittsburgh locations. The majority of services were billed on an hourly basis with the remainder based on fixed prices. During 1999, three significant clients accounted for greater than 10% each of Knowledge Management revenue. The Company believes this concentration was due to a limited number of customers served in the first year of Knowledge Management services and expects the concentration of revenue among a few significant customers to decrease in the future.

Electronic Business

     Revenue from the Company's Electronic Business Solution Area has historically represented a small portion of the Company's solution area activity. This solution area experienced a significant increase in activity level late in 1999 as 73% of 1999 revenue was earned in the fourth quarter. The percentage of solution area and total revenue for the three years ended December 31, 1999 is as follows:


Electronic Business                Year Ended December 31
                                   ----------------------
     Percentage of              1997        1998        1999
                                ----        ----        ----

     Solution Area Revenue       0 %         1 %         1 %
     Total Revenue               0 %         1 %         1 %

     Although the Electronic Business percentages of solution area and total revenue did not change between 1998 and 1999, the Company experienced a 118% growth in revenue in this solution area between 1998 and 1999. As previously noted, the 1999 revenue was highly concentrated in the fourth quarter. As was discussed above in the Industry Overview for technology consulting services, the Internet is viewed by industry analysts as the next significant wave of technological and business innovation. Internet-related business activity is expected to grow phenomenally over the early years of the 2000's. Internet-based technology consulting is also expected to share in the phenomenal growth. The Company's management believes that the compelling market forces represent an opportunity for growth in the Company's services that started to be realized in the fourth quarter of 1999. The Company is actively adding staff and marketing resources to this solution area in early 2000 to attempt to capitalize on the market-driven opportunity. There can be no assurance, however, that the Company will continue to realize revenue growth related to its Electronic Business services.

     The Internet involves more than just selling products through a web site. It also includes opening up systems to partners, suppliers and customers in a secure fashion. The Internet also represents a vehicle to communicate a company's message, values and information to employees. The Electronic Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets. Solutions are developed that address E-business implementation issues such as cost, value, security, integration and interoperability. Electronic Business develops solutions based on Microsoft's Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs. Electronic Business utilizes the latest Microsoft web development tools, such as Visual Studio to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering web-based solutions while assuring data encryption and security through its support of digital signatures. Electronic Business solutions include company web sites, web catalogues, web-based customer support information, commerce enabled web storefronts, and intranet and extranet serving of corporate databases. Electronic Business performs solutions services for web applications using Visual InterDev and ASP with SQL Server and performs web-based development services using Java and HTML.

     This solution area developed a number of packaged solution products in 1999 which offer state of the art diagnostic technology assessments at reasonable fixed prices as part of the Allin Solution Products program. Electronic Business offerings of this type include:

     . Interactive Web Solutions, Commerce Edition provides customers with a quick start-up of Web sales while maintaining a database of customer products. This product includes valid digital signature capability and secure credit card routing to the customer's preferred financial institution.

     . Interactive Web Solutions, Extranet Edition provides customers with restricted access web pages with administrator control of access authorization requirements and access information history.

     . Interactive Web Solutions, Information Center Edition provides customers with an intercompany communication system including functions to facilitate publishing and accessing recent information, for publishing company policies and procedures and for organization charts and phone lists.

     . Interactive Web Solutions, Standard Edition provides customers with functional, secure web sites. The product includes planning and implementation of web hosting considerations through internal web servers or through third party hosting providers.

     Electronic Business consulting was performed by both of the Company's Allin Consulting affiliates utilizing personnel based in the Company's Northern California and Pittsburgh locations. The majority of services were billed on an hourly basis with the remainder based on fixed prices. During 1999, five significant clients accounted for greater than 10% each of Electronic Business revenue. The Company expects that if this solution area grows, the concentration of revenue among a few significant clients will decrease.

Delivery Methods, Suppliers and Competitors

     The Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Areas utilize similar delivery methods, have similar supply considerations and have some competitors in common. Consequently, the following information about these matters apply to these solution areas in common unless otherwise indicated.

     The four solution areas described above deliver consulting services to customers through three methods: Managed, Co-Managed and Staffing. With the Managed delivery method, the solution area assumes complete control of the consulting process. Client personnel function as sources of information concerning the business need for which a solution is sought. Solution area managers and consultants fully control solution planning, development and implementation. The Managed delivery method delivers solutions on a turnkey basis. With the Co-Managed delivery method, management of the solution is shared between the solution area and customer personnel. Solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. Project functions are distributed among both solution area and customer personnel. With the staffing delivery method, the solution area provides technical resources with specific technical skill sets. The customer utilizes these resources to complement and assist its technical staff in the execution of tasks or projects. The customer remains in control of the tasks or projects and actively manages the work performed by the Company's consultants. The Company will currently perform services under any of these delivery methods.

However, the Managed and Co-Managed delivery methods are viewed as offering the potential for higher billing rates and margins due to the Company's performance of high level managerial tasks required with these delivery methods. The Company is seeking to gradually increase the proportions of overall solution area services delivered on the Managed and Co-Managed delivery methods.

     The services performed by the Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Areas are primarily labor intensive and are provided by the Company's consultants and engineers. The Company's Allin Consulting affiliates maintain a continual search and recruitment process through a dedicated recruiting staff, referrals from consultants and industry contacts and through advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, despite a general labor shortage for technically skilled personnel. Industry trends are resulting in a greater level of technical services being performed by consulting firms, which management believes makes them more attractive as places of employment for technically skilled individuals. Compensation for the Company's technical consulting staff is a combination of hourly production-based and salaried. The Company is seeking to increase the proportion of its technical staff compensated on a salaried basis. The Company's management believes that this will help to foster continuity in the consulting staff and long-term improvement of its technical knowledge capital while reducing the costs of employee turnover. The computer hardware, software and supplies purchased to support the operations and consultants of these solution areas are readily available from a large number of suppliers.

     The technology consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. Competitors include very large consulting organizations such as Electronic Data Systems, Andersen Consulting, Computer Sciences Corp., Cambridge Technology Partners and CompuCom. Computer hardware and software manufacturers and vendors also provide a significant level of computer consulting services although these are generally oriented toward development and support for their other products. Companies such as IBM, Oracle, Sybase and Ikon are in this category. Management believes the larger competitors are generally oriented to very large engagements.

     Management believes that the solution areas' strongest competition comes from smaller regional or local consulting firms with service specialties similar to the Company's and from smaller national organizations with strong operations in the markets where the Company's services are concentrated. In the Northeastern United States, competitors would include firms such as XLConnect, XiTech, Idea Integration, Whitman-Hart and Ciscorp. For services delivered utilizing the staffing model, competitors also include Ciber, A. C. Coy and Rapidigm. In Northern California, competitors would include firms such as Terrace, Inacom of Oakland, and Micro Modeling. The Business Operations solution area also faces competition for its specialized consulting services for the banking industry from firms such as Moskowitz and Co. and Logica.

     Allin Consulting competes primarily on a service and performance basis.
The Company's customer-oriented approach seeks to develop long-term relationships where Allin Consulting becomes the established consultant helping customers solve their business problems through technology. Management believes the Company's competitive advantage is the quality and broad scope of services that it can provide to customers.

Interactive Media

     Revenue from the Company's Interactive Media Solution Area was a significant source of growth in 1999. The percentage of solution area and total revenue for the three years ended December 31, 1999 is as follows:

     Interactive Media                            Year Ended December 31
                                                  ----------------------
     Percentage of                             1997        1998        1999
                                               ----        ----        ----

     Solution Area Revenue:
     Interactive Media Consulting                0 %         0 %         3 %
     Interactive Media Systems Integration      50 %         3 %        14 %
     Digital Imaging Systems Integration         0 %         7 %         7 %
                                               ----        ----        ----
                                                50 %        10 %        24 %

     Total Revenue:
     Interactive Media Consulting                0 %         0 %         3 %
     Interactive Media Systems Integration      39 %         2 %        12 %
     Digital Imaging Systems Integration         0 %         6 %         6 %
                                               ----        ----        ----
                                                39 %         8 %        21 %

     The Company's Interactive Media Solution Area utilizes the Company's expertise in digital media applications to provide solutions based on streaming of media, interactive television and digital imaging. These solutions utilize advanced technology and can help customers utilize the power of the Internet to differentiate products and services. Interactive Media delivers business-to-business and business-to-consumer E-commerce platforms currently focused on four vertical target markets: the cruise industry, healthcare, education and professional photography. Interactive Media services are provided on both a consulting and systems integration basis. The Company's management has identified three segments that more directly define solution area activity:
Interactive Media Consulting, Interactive Media Systems Integration and Digital Imaging Systems Integration. The first two target the cruise, healthcare and education industries while Digital Imaging Systems Integration focuses on the professional photography market. Presented below are industry overviews of the cruise, healthcare and education industries, a review of Interactive Media Consulting and Systems Integration operations, an industry overview of professional photography and a review of Digital Imaging Systems Integration operations.

Industry Overview - Cruise Industry.

     The cruise industry is one the fastest growing segments of the worldwide travel business. The Orlando Sentinel edition of December 27, 1999 notes cruise passenger levels growing from 5.4 million in 1998 to projected levels of 6 million in 1999 and 7 million in 2000, according to The Cruise Lines Industry Association, a cruise trade group. The Miami Herald edition of July 2, 1999 cites the cruise industry annual revenue level at $10 billion. The cruise industry has responded to growing demand by building new ships to increase their capacity. Cruise Industry News, in its October 18, 1999 edition, notes that the North American cruise fleet will be boosted by an estimated 54 new ships in the next five years. The newer ships typically are significantly larger than most of the ships in operation today and offer more passenger amenities. The travel industry periodical Travel Agent notes in its May 17, 1999 edition that new ships actually drive passenger increases because they attract more attention and bookings to cruise vacations. The Company's management believes that the newer, larger ships that are being developed within the cruise industry will require a heightened level of automation to effectively service the larger number of cruise passengers. Electronic commerce services such as shore excursion ticketing and room service ordering can be effectively handled through interactive television, in addition to a wide range of entertainment and informational options. Management's beliefs were confirmed with the selection of the Company's Interactive Media Solution Area to install an interactive television system aboard Royal Caribbean Cruise Lines' ("Royal Caribbean") new ship Voyager of the Seas. This 142,000 ton ship became the world's largest cruise ship upon its introduction to service in November 1999. Interactive Media also worked jointly with Royal Caribbean to develop applications for the Voyager of the Seas system. There can be no assurance, however, that the cruise industry will experience continued growth. There can also be no assurance that the Company will continue to receive contracts for future interactive television installations in the cruise industry, or that any sales will result in the desired improvements to financial condition or results of operations.

Industry Overview - Healthcare.

     Healthcare is one of the most significant segments of the American economy. The Health Care Financing Administration's Office of the Actuary projects domestic healthcare spending to grow from $1.0 trillion in 1996 to

$2.1 trillion in 2007, when it is expected to account for 16.6% of gross domestic product. There are approximately 6,500 acute care hospitals in the United States, according to the Standard & Poor's Industry Survey for
Healthcare: Facilities of December 23, 1999. Acute care hospitals are the largest segment in the healthcare industry. Hospital revenue faces continued pressure from an overall trend away from inpatient services to ambulatory care and managed care driven both by changes in Medicare and Medicaid and private insurers. Controlling labor costs and achieving more efficient labor utilization are expected to be key objectives for hospitals. The Standard & Poor's Industry Survey notes expectations for rising expenditures on information technology to upgrade data management capabilities. The survey identifies spending on technologies that capture and utilize patient data and promote effective utilization of hospital resources as one of the keys to survival in the highly competitive healthcare industry. The Company believes that a market exists for interactive media that can effectively deliver on-demand patient and staff educational content and information about hospital services and facilities and that can effectively gather patient information. Management believes that interactive media applications that can effectively deliver these services can both increase patient satisfaction and labor efficiency. There can be no assurance, however, that the Company will be effective at securing additional business from the healthcare industry or that any orders received will result in the desired improvements to financial condition or results of operations.

Industry Overview - Education.

     The U. S. Department of Education estimates that there are approximately 16,500 school districts and dioceses with 103,000 public and private school buildings in the United States. The U. S. Census Bureau Statistical Abstract of the United States, 1999 edition, estimates primary, secondary and collegiate enrollment at approximately 68 million students as of 2000 and projects enrollment growth to over 70 million by 2008. Technology in educational settings was often viewed through the early 1990's as a peripheral subject to be studied rather than a tool to be utilized to increase learning effectiveness in all subjects. The Goals 2000 Act required that states develop plans for using technology to support systemic reform and help students achieve high standards. In applying this legislation, the U. S. Office of Educational Technology has mandated that state plans provide access to modern computers and learning devices to all students, electronic connection of classrooms to one another and to the outside world, that educational software be an integral part of the curriculum and that teachers be ready to use and teach with technology. The level of technological presence in educational institutions has rapidly increased throughout the late 1990's. The U. S. Census Bureau, Statistical Abstract of the United States, 1999 edition, indicates the proportion of schools connected to computer networks increased from 5% in 1992 to 56% in 1998 and that 95% of schools are expected to have access to the Internet by 2000. T. H. E. Journal, an educational industry publication, notes projections for 48% increases in educational technology spending from 1998 to 2002, when spending is forecast to be $3.7 billion annually. The Company believes new technology spending will focus on wide area networks placing computer availability in the classrooms, enhancing Internet and Intranet capabilities and providing on-demand educational video content. Management believes the Company's Interactive Media Solution Area can deliver solutions adapted to an educational environment.
There can be no assurance, however, that the Company will be effective in obtaining consulting or systems integration projects or that any projects obtained will result in the desired improvements to the Company's financial condition or results of operations.

Interactive Media Consulting

     Late in 1998, the Company began to offer consulting services specializing in interactive media design and applications. The Company's previous extensive experience with interactive television technology, originally on an owner-operator model and subsequently as a systems integrator, resulted in the development of a substantial knowledge base of expertise with interactive media technology. The Company's management believes that the growing presence of digital media technology combined with the Company's expertise created an opportunity to expand its interactive media service offerings beyond the provision of systems integration services. Management adopted the strategy of pursuing consulting opportunities in the same vertical industries in which it was pursuing systems integration business, the cruise, healthcare and education industries.

     The Company believes the cruise industry offers consulting opportunities for applications development, interactive system design and specifications, and maintenance and trouble-shooting of existing interactive systems. The Company believes demand for interactive media consulting services will increase in the healthcare industry as both private and public sector hospitals are driven to implement labor saving technology applications such as interactive media to improve the efficiency of reduced staffs by facilitating more efficient flow of information and order processing and by providing a more flexible training process. The Company believes that an education industry market is emerging for interactive media consulting solutions that can facilitate wide area networking connections, improve Internet and Intranet accessibility and capabilities and utilize on-demand educational video content that is both digital and analog based.

     The majority of interactive media consulting revenue was derived from cruise industry opportunities in 1999. Services provided included joint development with Royal Caribbean of system design specifications and applications development for the interactive television system installed on the Voyager of the Seas. Development included electronic commerce applications such as on-demand shore excursion access to previews and ticketing, room service ordering and pay-per-view movies, Internet access capabilities, and ship information dissemination capabilities. Other consulting projects included applications design and specifications development for a third party's hospital-based interactive television system, interactive technology assessment and technology plan development for public school districts and maintenance and trouble-shooting services for ship interactive television services under a maintenance agreement. During the first quarter of 2000, Interactive Media commenced applications development activity for the new Celebrity Cruises, Inc. ("Celebrity") ship Millennium, which is scheduled to sail in June 2000.

     During 1999, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company's Ft. Lauderdale, Florida office. A portion of larger engagements were performed at sites designated by customers. It is anticipated that 2000 operations will be conducted in a similar manner. During 1999, two significant clients each accounted for greater than 10% of Interactive Media Consulting revenue.

Interactive Media Systems Integration

     Systems integration services continued to target the three vertical markets, the cruise, healthcare and education industries, that had been identified in the 1998 reformulation of Interactive Media's marketing objectives.

     The majority of historical activity for Interactive Media systems integration services has been concentrated in the cruise industry. Services provided for the cruise industry remained the dominant operating activity during 1999. Interactive Media sold and installed the first of its second generation business-to-consumer E-commerce platforms with the interactive television system on the Royal Caribbean ship Voyager of the Seas, which sailed on its maiden voyage in November 1999. The Voyager of the Seas system features an entirely new hardware configuration utilizing state of the art equipment from On Command Corporation ("On Command"). The On Command equipment offers substantial functionality improvements over end-user and head end components previously used in interactive television systems. During 1999, sales were also recorded for four interactive systems originally installed on Celebrity ships under the owner-operator model utilized by the Company from 1995 to 1997. The sale agreement was coupled with a maintenance agreement for all of the Celebrity ship systems which had previously been operated by the Company. Systems integration revenue and cost of sales is being recognized on the Celebrity ship system sales over the minimum life of an associated maintenance agreement, through March 17, 2000.

     Management believes that the newer, larger ships that are being developed within the cruise industry, such as the Voyager of the Seas, will require a heightened level of automation to effectively service the larger number of cruise passengers. E-commerce services such as shore excursion ticketing and room service ordering can be effectively handled through interactive television, in addition to a wide range of entertainment and informational options. The Company's historical operations within the cruise industry have resulted in the development of expertise in installing and operating interactive systems. The Company believes this gives it a competitive advantage over competitors for system sales within the cruise industry. During the first quarter of 2000, the Company commenced work on development and configuration for installation of an interactive television system on the new Celebrity ship Millennium, which is scheduled to sail in June 2000. There can be no assurance, however, that the Company will continue to receive orders for additional system sales or that any sales made will result in the desired improvements to the Company's financial condition or results of operations.

     The Company believes a healthcare-based market exists for business-to-consumer E-commerce platforms that can effectively deliver on-demand patient and staff educational content and information about hospital services and facilities, process food service orders, gather patient information through surveys and storage of demographic information and provide entertainment options. Management believes that interactive television that can effectively deliver these E-commerce services can both increase patient satisfaction and labor efficiency. During 1998, the Company installed its first healthcare-based interactive system at a new Mayo Clinic hospital in Phoenix, Arizona. Interactive features implemented with this system provided many of the attributes identified as desirable for the healthcare industry. Management believes the Mayo Clinic project laid the foundation for healthcare-based integration projects based on the new second generation interactive systems featuring On Command technology. Interactive Media is currently working on three interactive system installations at hospitals, which are scheduled to be completed by the second quarter of 2000.

     The Company believes that the interactive technology capabilities developed and implemented in cruise and healthcare market projects are also well suited for application to the field of education. The Company's interactive services can enable creation of centralized multimedia libraries with on-demand access, increase accessibility of educational content and on-line testing to students and centralize administrative content distribution. Interactive Media is currently working on systems integration projects for two institutions of higher learning. These projects were begun in 1999.

     During 1999, Interactive Media systems integration operations were conducted primarily through technical consultants and administrative personnel based in its Ft. Lauderdale, Florida office. A portion of the labor associated with the Voyager of the Seas installation was performed onsite by Interactive Media personnel at a shipyard in Finland while the ship was being outfitted. It is anticipated that 2000 operations will be conducted in a similar manner. During 1999, two significant clients each accounted for greater than 10% of Interactive Media Systems Integration revenue.

     Research and Development. Interactive Media development efforts in 1999 included development of new applications and software interfaces for interactive video streaming utilizing On Command hardware components and technology. The Company expects that further research and development efforts in 2000 will be focused on continuing application and software interface development for On Command technology and development of improvements to Interactive Media graphical presentation capabilities.

     Suppliers. In 1998, the Company entered a Supplier Agreement with On Command for end user and other interactive television components to be used in future system installations utilizing radio frequency-based networks. Under the Supplier Agreement, On Command agreed to exclusively sell Allin Interactive its proprietary components for use in certain markets and an exclusive license to use certain software necessary to operate the On Command equipment in these markets. Under the agreement, On Command may request a license to use any modifications to the On Command software developed by the Company. The Company believes the On Command product offers substantial functionality improvements over components previously used in certain areas of interactive systems such as with end user components. In connection with projects not utilizing radio frequency-based networks, the Company uses readily available hardware and software components. The Company does not manufacture any of the hardware components utilized in systems integration projects. The Company did not experience any problems obtaining components necessary for carrying out its 1999 systems integration projects on a timely basis.

     Competition. The market for interactive media consulting and systems integration services remains in the early stages of its development. The Company competes with other companies utilizing various technologies and marketing approaches, some of which are larger than and may have greater financial resources than the Company. In the cruise line market, primary competition comes from Cruise Market and The Network Connection, which have installed interactive television systems on ships. In the healthcare market, the Company is aware of several competitors developing interactive systems specifically for a health care environment. The Company believes the most prominent of these are Telehealth Services and DGI Technologies. The Company is not aware of competitors in the education market with fully digital interactive systems capable of being networked over a variety of communications systems similar to the Company's. The Company believes the main source of competition currently comes from analog-based media retrieval systems provided by Dukane, Rauland-Borg, and Dynacom.

     The Company believes that its strategy of focusing on consulting and systems integration services and applications for other suppliers' interactive technology provides it with a competitive advantage associated with a more diverse product offering. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or successfully compete with the Company. There can also be no assurance that competition will be solely for system sales as interactive competitors, including the Company, have at certain times been willing to make significant capital commitments to obtain system installations.

Digital Imaging Systems Integration

     Industry Overview - Professional Photography. Digital imaging involves the capture of images in, or conversion of images to, a digital format, the manipulation and storage of images in a computer, the printing of images via digital printers, and the transmission of the images over electronic networks and the Internet. Once an image is stored in a computer, software can be used to manipulate and enhance the image in various ways such as changing the size, rotating it, or changing the color, saturation, or density. Digital photography is currently utilized by a minority of photography studios nationally, but management believes its use is growing and expects it to rapidly increase over the next five to ten years. Lyra, Inc., a photography industry market researcher, in an excerpt from their June 1999 report, The Impact of Digital Imaging on the Photo-Image Processing Industry, sees the rate of growth in digital exposures outpacing film exposures through 2002. Another factor driving the industry movement toward digital is the opportunity for improved efficiencies in order-taking practices. Digital images can be immediately displayed on the studio's computer, simplifying the customer order process by avoiding the delays caused by film development. Digital images can also be archived on studio Internet websites simplifying the order process for additional prints. In its October 1999 edition, Studio Photography & Design notes the popularity of Internet access to view images with young customers.
The industry periodical views Internet image archival as a means for studios to differentiate themselves in marketing and to increase returns with a continuing stream of website orders. Photography laboratories are also rapidly enhancing their digital capabilities. The December 1999 edition of Photo Marketing reports results of the Photo Marketing Association's surveys of professional photography labs, noting an increase in the percent of labs offering digital imaging services from 31.6% in 1991 to 74.2% in 1998. The Company believes that digital photography's fundamental advantages over conventional wet photography in the areas of image manipulation and enhancement, new product creation, and image transmission and storage are likely to become increasingly pronounced allowing for improved consumer product and process satisfaction, improved image processing time and reductions in processing labor. The Company expects that within ten years, the professional portraiture industry will have a significant migration from conventional wet photography to digital systems.

     Operations. The Interactive Media Solution Area continued to grow its digital imaging systems integration business in 1999, building upon the foundation laid in 1998 when the Company initiated digital imaging systems integration activity. A 79% increase in revenue was realized in 1999 as compared to 1998. The Company received an award from the Eastman Kodak Company for having the highest volume sales growth among authorized systems integrators in 1999. The Company's management believes that market conditions, as described above in the Industry Overview-Professional Photography, are conducive to continued growth in the Company's digital imaging operations. The professional photography industry is in the early phases of a migration toward digital technology and away from conventional film images. The Company believes that the Internet will be a driving force accelerating the market trend toward digital imaging. The electronic commerce opportunities offered by Internet accessible images and order capability are likely to be critical requirements for success in the future for professional photography businesses. The Company believes that its Interactive Media Solution Area is on the forefront of developing Internet based business-to-business and business-to-consumer E-commerce solutions for the professional photography industry with its Portraits Online(TM) Internet-based image archival and order systems. There can be no assurance, however that the revenue growth will continue to be realized from the Company's digital imaging systems integration operations or that any growth realized will result in the desired improvements to the Company's financial condition or results of operations.

     The Company introduced Portraits Online(TM), its proprietary Internet-based portrait viewing and selling system, in August 1998. This business-to-consumer E-commerce solution, sold as a digital system add-on, allows the portrait studio's customers to view and order their portraits on a touchscreen monitor immediately following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the studio's Portraits Online(TM) Internet site. In late 1999, the Company introduced the Portraits Online(TM) laboratory system, a business-to-business E-commerce platform designed for photography laboratories and their studio clients. The Portraits Online(TM) laboratory system allows many of the benefits of a fully-integrated Portraits Online(TM) system without as substantial a capital cost. Studios continuing to use conventional film photography can have their film images scanned into digital format by a Portraits Online(TM) capable photography laboratory. The digital images can then be transmitted to the studio for online sales presentations and are also archived on the studio's Portraits Online(TM) web-site, where they are accessible for viewing and ordering.
The Company believes the Portraits Online(TM) programs offer it a competitive advantage over competing integration businesses because of the functionality and electronic commerce advantages it presents to potential customers. There can be no assurance, however, that the Company will be successful in generating increased sales because of the Portraits Online(TM) programs or that any sales obtained will result in the desired improvements to the Company's financial condition or results of operations. There can also be no assurance that competitors will not develop similar or superior products which may adversely affect the Company's sales efforts.

     Conversion to a digital system is a significant commitment for potential customers. A potential customer's needs and operational plans are thoroughly evaluated in preparing proposed system configurations and quotations. The hardware and software configurations provided for systems integration customers utilize state of the art digital photography equipment and software.
Interactive Media personnel have developed a high level of expertise through years of working with a wide array of digital cameras, scanners, printers, computer workstations and peripheral devices. Interactive media technical personnel routinely work with state of the art digital imaging, operating system and studio management software programs. This experience enables a thorough understanding of customer needs, expert configuration and system installation and thorough training of studio personnel. The Company offers technical support on a 24 hour-basis subsequent to installation.

     Systems integration projects have to date been conducted on a fixed price basis. The growth of this Interactive Media segment is dependent on continued identification and effective marketing to new customers. The member businesses of the Professional Photographers of America continue to be identified as the primary target market for Interactive Media's digital imaging systems integration activities. These photography operations typically represent larger, more established businesses utilizing more master photographers than the rest of the industry. The Interactive Media Solution Area utilizes internal sales and marketing personnel, trade publication advertising and national and regional trade show presentations to build brand awareness and identify potential customers for its digital imaging systems integration activities. In addition, Interactive Media uses an exclusive commission-based referral arrangement with an individual nationally known for his expertise in digital photography and who also operates a digital imaging education center. With the introduction of the Portraits Online(TM) laboratory program in late 1999, an additional target market of photographic laboratories has been added. After reaching agreement with laboratories to participate in the Portraits Online(TM) program, internal sales and marketing personnel work jointly with lab marketing personnel to identify potential candidates for the electronic commerce opportunities offered by Portraits Online(TM) from among the laboratory's client studios.

     Interactive Media's digital imaging systems integration operations are managed from the Company's Pittsburgh, Pennsylvania office while installations are performed at the respective clients' locations. Technical resources necessary for installations and technical support are based in the Company's Ft. Lauderdale, Florida office. Digital imaging systems integration services are marketed under the brand-name Allin Digital Imaging. Revenue has not been dependent on a limited number of customers although one customer accounted for 10% of digital imaging systems integration revenue in 1999.

     Research and Development. Development efforts in 1999 included continuing functional and graphical improvements to the previously developed Portraits Online(TM) Internet-based online image selling and archival system. Activity also included development of the Portraits Online(TM) product extension enabling the offering of an Internet-based image ordering and archival program to photographic laboratories and their studio clients who continue to use film-based photographic methods. The Company expects that further research and development efforts in 2000 will be focused on improvements to the Portraits Online(TM) systems by adding functional and graphical improvements to web sites and sales presentation templates.

     Suppliers. The Company does not manufacture the hardware components it uses in conjunction with its digital imaging systems integration services and has one or more sources of supply for all such components. Certain equipment utilized in digital imaging systems integration projects, such as digital cameras, may require significant order lead times. The Eastman Kodak Company supplies the largest proportion of the components purchased for Interactive Media's digital imaging systems integration projects. The Company maintains an inventory of these items to minimize any potential negative impact on systems integration projects due to unavailability of system components. The third party software utilized in these projects is widely marketed and readily available from a number of suppliers. The Company purchases and intends to continue to purchase components through purchase orders and does not have long- term supply contracts. The Company plans to use readily available hardware and software in its activities to the extent possible to help ensure ready availability of components. The Company believes that reasonable alternative sources of supply currently exist for all components.

     Competition. The market for digital imaging systems integration services, primarily for conversion of established businesses from use of conventional wet photography to digital imaging technology, is small, although growing, at present. The market is expected to grow rapidly over the next five to ten years as the pace of the expected industry wide conversion grows. Desktop Darkroom, Express Digital and Calumet Photographic are currently the Company's major competitors for systems integration projects with photography studios. The rest of the competition is fragmented among small providers, typically local or regional stockhouses specializing in marketing photographic products and services to commercial photography businesses. These stockhouses currently place primary emphasis on products and services related to conventional wet photography, as this method is still in predominant usage. Hicks, with its Pro Shots system, is a competitor in marketing Internet-based digital image access and order systems to photographic laboratories and their clients. The Company believes that its specialized focus on digital imaging systems will be advantageous in competing with the stockhouses and will help to mitigate their advantage of having prior established relationships with existing photography businesses. Interactive Media's digital imaging systems integration services compete on the basis of quality of service and believes the Portraits Online(TM) system currently offers it a competitive advantage.

Ancillary Services & Product Sales

     Ancillary services and product sales are those revenue producing activities carried out by the Company that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. Ancillary Services & Product Sales are conducted either because they represent continuation of operating activity that originated under an operating model that was subsequently abandoned or because they meet client requests for products and services recommended during the performance of solution area services or are necessary for continued operation of implemented solutions.

     Revenue from the Company's Ancillary Services & Product Sales has decreased as a proportion of the Company's overall revenue from 1997 to 1999. The Company's management believes that this trend is consistent with the Company's evolution to becoming predominantly a provider of technology consulting and systems integration services, which are reflected as Solution Area Services above. The percentages of total revenue represented by the Company's Ancillary Services & Product Sales for the three years ended December 31, 1999 are as follows:


     Ancillary Services & Product Sales             Year Ended December 31
                                                    ----------------------
     Percentage of                               1997        1998        1999
                                                 ----        ----        ----

     Total Revenue                               23 %        24 %        11 %

     During 1999, there were no customers accounting for 10% or greater of the Company's consolidated revenue. Two customers accounted for greater than 10% of Ancillary Services & Product Sales.

Interactive Television Transactional Revenue & Management Fees

     The percentage of total revenue derived from interactive television transactional revenue and management fees for the three years ended December 31, 1999 is as follows:


     Interactive Television
     Transactional Revenue &
     Management Fees
                                        Year Ended December 31
                                        ----------------------
     Percentage of                   1997        1998        1999
                                     ----        ----        ----

     Total Revenue                   20 %        20 %        6 %

     The Company continued to derive revenue from interactive television operations on cruise ships during 1999 for transactional interactive services such as pay-per-view movies and video gaming, and from management fees derived from cruise lines for operation of the systems. Operations of this type were provided under contracts that originated when the Company followed an owner-operator model from 1995 to 1997 and installed interactive television systems on cruise ships with the Company bearing a significant portion or all of the system capital cost. The level of operations of this type declined significantly during 1999. The Company began 1999 operating interactive systems on a total of eight cruise ships, including five Celebrity ships, two Carnival Cruise Lines ("Carnival") ships and one Norwegian Cruise Lines ("NCL") ship. Operation of the interactive television system aboard the NCL ship Norwegian Dream ceased in April 1999 following NCL's termination of management fees for system operation. In August and September of 1999, operation of the five systems aboard Celebrity ships was transferred to Celebrity in connection with the sale of four of the systems to Celebrity. The system aboard the Celebrity ship m.v. Mercury had been previously sold to Celebrity but was operated by the Company on terms identical to the other Celebrity ship systems. The Company has elected to continue to operate the two interactive television systems aboard Carnival ships. The Carnival ships historically provided the highest system revenue from pay-per-view movies and the Company's management believes it to be beneficial to the Company to continue to operate these systems until the expiration of the contract in February 2002 or Carnival's earlier termination upon notice. The Company expects interactive television transactional revenue to be realized in 2000 will be significantly reduced from previous levels. Operation of the systems aboard the Carnival ships continue to utilize onboard system operators with supervision from management personnel from the Company's Ft. Lauderdale office. During 1999, systems were operated for only three customers and in 2000 the Company expects to operate systems for only one customer.

     Under its interactive television system contract with Carnival, the Company shares a portion of the revenue the systems generate from the sale to passengers of various pay services. Revenue sharing terms provide for the Company to receive the majority of revenue until an amount attributed to the Company's installation costs has been recovered, after which point Carnival is entitled to receive an increased share. Based on revenue attribution through December 31, 1999, no significant change in revenue sharing percentages is expected during 2000.

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

Digital Imaging Product Sales

     The percentage of total revenue derived from digital imaging product sales for the three years ended December 31, 1999 is as follows:


     Digital Imaging Product Sales      Year Ended December 31
                                        ----------------------
     Percentage of                   1997        1998        1999
                                     ----        ----        ----

     Total Revenue                   1 %         2 %         3 %


     Operation of digital imaging systems involves the continual usage of consumables such as photographic paper, photographic ribbons and compact discs. Studios will also from time to time purchase additional equipment to enhance the capabilities of systems they have installed or in response to increasing business volume. Most of the components utilized in digital imaging systems can be sold separately to be utilized in conjunction with previously installed systems, including cameras, printers, computer workstations, scanners and software. The Company views being a source of digital consumable supplies and ongoing equipment upgrades as an aid in maintaining the relationships it establishes with its digital imaging systems integration customers. The Company has to date generated ancillary sales from the majority of customers for which it has performed digital imaging systems integration services. The Company believes that being a source for ongoing equipment and consumable purchases enhances customer satisfaction with their digital imaging systems. The Company also believes that ongoing customer relationships help to create opportunities for the development of additional business through referrals, although there can be no assurance that increases in revenue will be realized.

     The Company realized a 200% increase in digital imaging product sale revenue in 1999 as compared with 1998, attributable to a substantially larger base of customers with installed digital imaging systems in 1999. Digital imaging product sales are handled utilizing sales, administrative and technical personnel in the Company's Pittsburgh and Ft. Lauderdale offices. No customers accounted for 10% or greater of digital imaging product sales.

     Suppliers. The Company purchases digital imaging equipment and consumable products from a number of vendors. The nature of some of the products is very specialized with limited sources of supply. Consumable products are often specialized products for specific use with certain digital imaging equipment and available only from the same manufacturers as the equipment. The Company has not experienced problems to date in obtaining consumable supplies. Certain digital imaging equipment such as cameras may require a significant lead time. The Company maintains an inventory of consumable products and equipment to minimize the impact of any difficulties encountered in procuring the products.

     Competitors. The market for digital imaging equipment and consumable supplies, while growing, remains small in comparison to the overall photography industry. Competition for digital imaging equipment comes from both product manufacturers, photographic supply houses such as Calumet Photographic and computer hardware and software vendors for computer workstations and software. Competition for consumable supplies comes from both product manufacturers and supply houses. The substantial majority of the Company's sales of this type are to customers who have an ongoing relationship with the Company from installation of a digital imaging system. The Company believes these relationships offer it a competitive advantage for digital imaging product sales.

Information System Product Sales

     The percentage of total revenue derived from information system product sales, excluding sales to related companies, for the three years ended December 31, 1999 is as follows:


     Information System Product Sales       Year Ended December 31
                                            ----------------------
     Percentage of                       1997        1998        1999
                                         ----        ----        ----

     Total Revenue                       2 %         2 %         1 %

     Industry Overview. The market for computer hardware and software sales is a significant component of the American and worldwide economies. Standard & Poor's Industry Surveys for Computers: Hardware (December 9, 1999), Networking Equipment (August 26, 1999) and Software (September 30, 1999) estimate the worldwide market size as exceeding $500 billion annually. These surveys foresee the dynamic growth of the Internet driving continued rapid growth in networking equipment and software, and a short-term reversal of a downward trend in hardware sales. The hardware and software market is very diverse in the types of organizations participating, ranging from giant manufacturers employing direct sales, to retail stores specializing in computer products, to hardware and software being one of multiple product lines offered by other retail or consulting businesses.

     Operations. The Company's historical operations for information system product sales have been predominantly in support of related companies. Third party business has been primarily obtained in connection with technology consulting engagements carried out by the Company's solutions areas. The Company expects growth in this area in 2000 due to the February 2000 acquisition of assets comprising the business operations of Erie Computer. A significant portion of Erie Computer's existing base of business comes from information system product sales. Erie Computer has one sales person actively dedicated to this portion of its business and much of the sales volume is not associated with other consulting services provided by Erie Computer. Erie Computer has developed purchasing capabilities and agreements with vendors providing it access to a wide spectrum of computer related hardware, software and networking equipment at prices more competitive than those previously obtained by the Company. The Company intends to utilize the expanded price competitive supplier base presented by Erie Computer to further enhance its available products and its opportunities for attractive pricing in 2000.

     Information system product offerings include most computer-related hardware and software available in the marketplace. The Company has historically maintained relatively little in inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Hardware and software sales operations were conducted from the Company's Oakland, California and Pittsburgh, Pennsylvania offices in 1999. For 2000, the Company intends to utilize Erie Computer personnel located in Erie, Pennsylvania to conduct this part of its business. During 1999, three customers accounted for 25%, 18% and 12%, respectively of information system product sales.

     Suppliers. The products sold by the Company are readily available from a large number of sources. The Company has historically purchased a substantial portion of its products from one supplier due to pricing advantages offered through volume purchasing. Purchasing activity conducted by the Company will likely change significantly due to the acquisition of Erie Computer.

     Competitors. As noted above, the numbers and types of entities selling computer related hardware and software products are numerous and diverse. Some computer manufacturers, such as Gateway and Dell, sell equipment directly to clients. Hardware and software products are readily available at a number of retail outlets specializing in these types of products, such as CompUSA, but can also be obtained from retailers as diverse as department stores, bookstores, and office supply outlets. Additionally, there are a large number of computer consultants that also sell hardware and software. The Company believes that opportunities arising from technology consulting engagements will continue to be a prominent source of customers and this referral source is expected to serve as a competitive advantage with those customers.

Other Services

     The percentage of total revenue derived from other services for the three years ended December 31, 1999 is as follows:


     Other Services                     Year Ended December 31
                                        ----------------------
     Percentage of                   1997        1998        1999
                                     ----        ----        ----

     Total Revenue                   0 %         0 %         1 %

     Other services includes several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity. Examples of the types of revenue included are placement fees and Internet hosting fees. While the Company actively discourages customers from hiring solution area consultants, there are occasionally situations where the Company and a customer believe this to be mutually beneficial. In these situations the Company will charge placement fees. The Company has also occasionally hosted customer Internet web sites on its servers for which it charges hosting fees. Other services are not expected to be significant to the Company's operations.

Research and Development; Capital Expenditures

     During 1999, the Company expensed approximately $56,000 for research and development costs. The Company did not capitalize any software development costs. Research and development activities were associated mainly with development of the Portraits Online(TM) Internet-based digital image access and order system to be marketed to photographic laboratories and their studio clients, ongoing functionality and graphical improvements to the Company's Portraits Online(TM) studio system and continuing application development and functionality improvements related to On Command hardware components utilized in interactive media systems.

     During 1998, the Company expensed approximately $152,000 for software development, principally for enhancement of video server technology, healthcare related interactive application development, preliminary research regarding end-user interactive components and continued development of the Portraits Online(TM) image retrieval and archival technology. An additional $20,000 of software development was capitalized, primarily related to digital imaging technology.

     During 1997, the Company expensed approximately $212,000 for software development, principally for enhancement of interactive television technology and development of digital imaging technology. An additional

$48,000 of software development was capitalized related to certain upgrades of to interactive television system technology.

Employees

     As of February 29, 2000, the Company employed approximately 155 people and utilized the services of approximately 20 independent contractors. None of the employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

Marketing and Sales

     The Company's marketing and sales efforts are targeted toward businesses between $250 million and $1 billion in annual revenue. The Company's Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business solution areas target horizontal markets, meaning potential clients in any industry. The Interactive Media solution area currently targets four vertical markets for its services, including the cruise, healthcare, education and professional photography industries.

     The Company has twelve dedicated sales and marketing personnel among its subsidiaries focusing on the Company's different solution area services and one dedicated sales person for information system product sales. Certain of the Company's operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company's interactive television, digital imaging and specialized bank industry technology consulting operations. The Company additionally has a sales referral arrangement in place with one party focusing on digital imaging services.

(d)   Financial Information About Geographic Areas

     Financial information about geographic areas in which the Company operates is included in Note 21 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data.

(e)    Forward Looking Statements

     Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures about Market Risk and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management.
Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Theses statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Integration of Acquired Entities. The Company acquired Allin Consulting-Pennsylvania in August 1998. The Company acquired MEGAbase in November 1998 and subsequently merged it into Allin Consulting-California. Allin Network acquired certain assets utilized in the business operations of Erie Computer in February 2000. The Company intends to continue to operate all of these businesses under a common business strategy and to undertake joint marketing, recruiting and training programs for all entities. Additionally, the Company seeks to promote an orientation toward common solution area disciplines and methodologies across its consulting operations. Allin Consulting-California, Allin Consulting-Pennsylvania and Allin Network have a limited history of joint operations and there can be no assurance that the entities will be able to effectively carry out joint efforts. Failure to do so may result in reduced revenue or earnings for the Company.

     Limited Operating History Under New Marketing Strategies. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solution areas meeting customer needs for information technology infrastructure, business operations, knowledge management, electronic business and interactive media solutions. The Company is seeking to develop additional solutions-oriented business for all of these solution areas and seeks to reposition its operations away from the staffing-oriented model formerly predominant in Allin Consulting-Pennsylvania. The majority of the Company's current Business Operations solution area revenue is derived from services provided under the staffing model. The Company has experienced a decline in demand for Business Operations services during 1999, particularly for staffing for mainframe computer systems and its specialized banking industry services. While the Company attributes a significant portion of the decline to client postponement of technology projects due to the Year 2000 issue, Business Operations activity in future periods under the staffing model is expected to decline as a result of both industry trends and the Company's marketing focus on solutions-oriented projects. There can be no assurance that the Company will be successful at growing solutions-oriented revenue in any of its solutions areas or that any growth obtained will offset or exceed expected declines in Business Operations revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit.

     The Company fundamentally changed its marketing strategies with respect to its interactive television operations during mid-1997 and with respect to its digital photography operations in early 1998. Allin Interactive's current strategy is to sell customized applications and installations of its interactive television systems on a systems integration basis where the customer bears the capital cost of the system and to provide consulting services related to interactive media. However, the transition toward systems integration and consulting services has also resulted in a decline in transactional and management fee revenue derived from interactive television systems owned and operated by Allin Interactive. A significant decline in transactional and management fee revenue will be realized in 2000 as compared to 1999 due to the transitioning of operational responsibility to Celebrity for five interactive systems on their ships. There can be no assurance that Allin Interactive will not experience declines in revenue and gross margin during 2000 subsequent to completion of revenue recognition from the Celebrity sale. Because the Company has only a limited history of operations with the current marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

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

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997, 1998 and 1999. As of December 31, 1999, the Company had an accumulated deficit of $30,428,000. The Company anticipates that it will continue to incur net losses at least through all or a portion of 2000, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to enter new markets for new applications for interactive technologies on a systems integration basis. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience delays or setbacks in developing new applications of its technology for new markets. There can be no assurance that the Company will be successful at penetrating new markets for applications of interactive technology, or that any contracts obtained will generate improvements to the Company's profitability or cash flow. During 1998, the

Company entered new markets by offering systems integration services to healthcare and educational organizations and professional photography businesses. There can be no assurance that the Company will achieve ongoing success within this market, or that any additional business obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. The Company recently developed software interfaces and modifications for end-user operating components from On Command to be utilized in interactive system installations, which the Company believes could result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its products and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

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

Item 2 - Properties

     The Company's principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in leased office space. The Pittsburgh office houses the Company's executive management, technical, recruiting and financial personnel. Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Area management, sales, technical and administrative personnel associated with the Company's Eastern United States operations also utilize the Pittsburgh office, as do Interactive Media management, sales and administrative personnel.

     The Company's Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Areas also utilize leased office space in San Jose, Walnut Creek and Oakland, California. These offices serve as a base of operations or an available worksite for solution area management, sales, technical or administrative personnel associated with Western United States solution area operations. The Walnut Creek office was newly established in January 2000.

     The Company's Cleveland, Ohio office houses management and administrative personnel for the Business Operations Solution Area's specialized banking industry technology consulting practice. The Company occupies leased office space in Cleveland.

     The Interactive Media Solution Area utilizes leased office space in Ft. Lauderdale, Florida as the primary base of operations for its consulting and systems integration operations. The Ft. Lauderdale office also houses the management and administrative functions associated with the Company's interactive television transaction-based operations.

     The Company's digital imaging product sales are managed and carried out by employees based in both the Pittsburgh and Ft. Lauderdale offices. During 1999, information system product sales were handled by personnel based in the Oakland and Pittsburgh offices.

     The Company acquired assets utilized in the operations of Erie Computer in February 2000. The Company also entered a lease agreement at this time for occupancy of the building housing the Erie Computer operations. Erie Computer conducts both technology consulting services, which will primarily be associated with the Information Technology Infrastructure Solution Area, and information system product sales.

     During 1999, the Company discontinued occupancy of leased office space in Pittsburgh which had housed the operations of Allin Consulting-Pennsylvania prior to, and for approximately six months after, its acquisition by the Company in August 1998. The Company reached settlement with the landlord over the remaining term of the lease in 1999. In February 1999, the Company also closed a small office used by technology consulting personnel located in Erie, Pennsylvania. The Erie office had been leased on a month-to-month basis. This office was not associated with Erie Computer, which was subsequently acquired.

     As of December 31, 1999, all of the Company's leased offices were fully utilized and were suitable and adequate to meet the organization's needs. As noted previously, during 2000, office space has been leased in Walnut Creek, California, which is expected to be fully utilized imminently, and a building was leased in Erie, Pennsylvania, which is fully utilized.

Item 3 - Legal Proceedings

     On or about November 22, 1999, the Company commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, against Mark Gerow ("Gerow"), a former employee of Allin Consulting-California. The Company is seeking declaratory relief pertaining to certain claims made by Gerow under a Stock Purchase Agreement pursuant to which the Company acquired all of the stock of MEGAbase Corporation ("MEGAbase") in November 1998. Gerow was the sole shareholder of MEGAbase. MEGAbase was merged into Allin Consulting-California subsequent to acquisition. Gerow has filed Preliminary Objections challenging the Court's jurisdiction over him.

     The Stock Purchase Agreement for the MEGAbase acquisition included terms providing for contingent purchase consideration based on Allin Consulting-California's 1999 Development Practice Gross Margin, as defined in the agreement. The Company and Gerow have not been able to reach agreement on the calculation of the Development Practice Gross Margin due to disagreement over interpretation of its definition per the purchase agreement. Gerow has not to date filed a claim for a specific dollar amount. The Company is seeking the Court's assistance in determining the amount, if any, of contingent purchase consideration to be paid.

     The Company from time to time is involved in other litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject, for which any material adverse judgement is considered probable.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

     Part II


Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

     Allin Corporation's common stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market in November 1996 under the symbol "ALLN". During 1999, the high and low closing prices per share of the common stock as reported by Nasdaq were $5 1/4 and $2 1/2, respectively. On March 15, 2000, there were approximately 87 record holders of the common stock. Record holders do not include owners whose shares are held only in street name by a broker or other nominee.

     Quarterly high and low closing prices per share of the common stock as reported by Nasdaq during 1998 and 1999 were as follows:


High and Low Closing Prices Per Share of Common   Quarterly High  Quarterly Low
       Stock as Reported by Nasdaq                    Price          Price

First Quarter 1998                                    4 7/8          3 5/8
Second Quarter 1998                                   4 3/4          3 3/4
Third Quarter 1998                                    4 5/8          3 1/4
Fourth Quarter 1998                                   4 1/4          3 1/8

First Quarter 1999                                    3 7/8          2 1/2
Second Quarter 1999                                   3 1/4          2 7/16
Third Quarter 1999                                    5              3
Fourth Quarter 1999                                   5 1/4          4 1/4

     There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, and amended as of October 1, 1999, prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock and Series F Convertible Redeemable Preferred Stock. The Loan and Security Agreement expires September 30, 2000. Each of the Certificates of Designation governing the Series C, D, E and F preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

     On February 3, 2000, the Company issued 23,310 shares of its common stock to Patterson-Erie Corporation as consideration for the acquisition of certain assets used in the operation of Erie Computer. As no public offering was involved, the issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - Selected Financial Data


                       ALLIN  CORPORATION & SUBSIDIARIES

                            SELECTED FINANCIAL DATA
               (Dollars in thousands, except for per share data)

     The selected financial data for each of the periods ended December 31, 1995, 1996, 1997, 1998 and 1999 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company (Item 8), and ''Management's Discussion and Analysis of Financial Condition and Results of Operations,'' (Item 7) included elsewhere in this Form 10-K and in the Company's Form 10-K reports for the periods ended December 31, 1997 and 1998.

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

     The selected financial data for the period ended December 31, 1995 reflect solely the financial position and results of operations of Allin Interactive. The selected financial data for the period ended December 31, 1996 includes the financial position and results of operations of Allin Corporation, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the portion of 1996 for which the company had operations or that was subsequent to acquisition. The selected financial data for the period ended December 31, 1997 reflects the financial position and results of operations of these six companies for the full year of 1997. The selected financial data for the period ended December 31, 1998 reflect the financial position and results of operations of the previously noted six companies for the full year of 1998 and Allin Consulting-Pennsylvania for the portion of 1998 subsequent to acquisition. Operations for MEGAbase subsequent to acquisition are reflected with Allin Consulting-California. The selected financial data for the period ended December 31, 1999 reflects the financial position and results of operations of Allin Corporation, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the full year of 1999.

                                                                         Period Ended December 31,
                                                  ------------------------------------------------------------------------
                                                      1995           1996          1997           1998           1999
                                                  -------------  ------------  -------------  -------------  -------------
Statement of Operations Data:
  Revenue.......................................    $       44    $    1,110     $    9,596     $   15,291     $   24,977
  Cost of sales.................................            10           645          5,988          8,781         15,558
                                                    ----------    ----------     ----------     ----------     ----------
  Gross profit..................................            34           465          3,608          6,510          9,419
  Depreciation & amortization...................           288         1,339          3,887          3,414          2,508
  (Gain) loss on impairment or disposal of
    assets......................................            --            (1)         1,227          3,165             87
  Other selling, general & administrative.......         1,545         6,491          9,403          7,358          9,246
                                                    ----------    ----------     ----------     ----------     ----------
  Loss from operations..........................        (1,799)       (7,364)       (10,909)        (7,427)        (2,422)
  Interest expense (income), net................           369           800           (413)            (7)           173
                                                    ----------    ----------     ----------     ----------     ----------
  Loss before income tax expense................        (2,168)       (8,164)       (10,496)        (7,420)        (2,595)
  Income tax expense............................            --            22             45             --             10
                                                    ----------    ----------     ----------     ----------     ----------
  Loss after income tax expense.................        (2,168)       (8,186)       (10,541)        (7,420)        (2,605)
  Minority interest.............................            --            --             --             28             72
                                                    ----------    ----------     ----------     ----------     ----------
  Loss from continuing operations...............        (2,168)       (8,186)       (10,541)        (7,448)        (2,677)
  (Gain) loss from discontinued operations......            --           161            162         (1,657)            (1)
                                                    ----------    ----------     ----------     ----------     ----------
  Net loss......................................        (2,168)       (8,347)       (10,703)        (5,791)        (2,676)
  Accretion and dividends on preferred stock....            --           106            232            779            699
                                                    ----------    ----------     ----------     ----------     ----------
  Net loss applicable to common shareholders....    $   (2,168)   $   (8,453)    $  (10,935)    $   (6,570)    $   (3,375)
                                                    ==========    ==========     ==========     ==========     ==========
  Net loss per common share.....................        $(0.90)       $(2.98)        $(2.12)        $(1.20)        $(0.56)
                                                    ==========    ==========     ==========     ==========     ==========
  Weighted average number of common                  2,400,000     2,834,565      5,157,399      5,466,979      5,972,001
   shares outstanding ..........................    ==========    ==========     ==========     ==========     ==========



                                                                         As of December 31,
                                               -----------------------------------------------------------------------
                                                   1995         1996              1997          1998          1999
                                               ------------  -----------      ------------  ------------  ------------
Balance Sheet Data:
  Working capital............................     $(1,493)      $14,051          $ 6,748       $ 2,513       $ 2,228
  Total assets...............................       2,353        32,677           21,653        26,312        24,026
  Total liabilities..........................       5,131         3,875            3,644         8,071         6,047
  Preferred stock............................          --         2,480            2,500         4,652         7,578
  Stockholders' equity.......................      (2,778)       26,322 (1)       15,509        13,589        17,979

--------------
(1) Includes a charge of $661,000 related to the induced conversion of various loan balances due stockholders of the Company into 244,066 shares of the Company's common stock.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, words such as "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results and outcomes could differ materially as a result of such important factors including, among other things, the Company's limited operating history with its recent acquisitions; uncertainty as to the Company's future profitability; the Company's history of net losses, accumulated deficit and liquidity; the risks inherent in development of new products and markets; competition in the Company's existing and potential future lines of business; risks associated with the Company's management of growth; dependence on key personnel; rapidly changing technology and a rapidly evolving market for interactive applications; and fluctuations in operating
results, as well as other risks and uncertainties.    See Item 1 under the
caption "Forward-Looking Statements".

Overview of Organization, Products & Markets

     Allin Corporation (the "Company") is a solutions-oriented information technology consulting company that teams with businesses to help them transform the promise of the internet into practical business realities through five interrelated solution areas: Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and Interactive Media. The Company offers Microsoft-focused technology consulting, application development and systems integration services specializing in Windows NT-based and Windows 2000-based software. The Company maintains a customer-oriented focus in its marketing strategy and operations. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 1999, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. Unless the context otherwise requires, all references herein to the "Company" mean Allin Corporation and its subsidiaries. The Company utilizes the trade-names Allin Consulting, Allin Interactive and Allin Digital Imaging in its operations. The Company is headquartered in Pittsburgh, Pennsylvania and during 1999 operated additional offices in San Jose and Oakland, California, Ft. Lauderdale, Florida and Cleveland, Ohio. The Company sold a subsidiary, SportsWave, Inc. ("SportsWave") in September 1998.

     The financial information for the period ending December 31, 1997 reflects the results of continuing operations of the Company, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the full year of 1997. The financial information for the period ended December 31, 1998 reflects the results of continuing operations of these companies for the full year of 1998 and the results of continuing operations for Allin Consulting-Pennsylvania subsequent to acquisition. Allin Consulting-California's results of operations include the former MEGAbase business subsequent to its acquisition. The financial information for the period ending December 31, 1999 reflects the results of operations of the Company, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the full year of 1999. Results of SportsWave's operations in all periods and the gain realized on the sale of SportsWave in 1998 are reflected as results of discontinued operations and, accordingly, all financial information for continuing operations has been restated for the period ending December 31, 1997.

     In 1999, the Company completed its evolution from primarily being an owner and operator of transactional based interactive television and digital photography systems, as it was in 1996 and 1997, to being a provider of technology consulting and systems integration services by implementing its solution area-based organizational structure and customer-oriented marketing strategy. While the roots of the change in operational focus and strategic changes date back to 1997, it is only in 1999 that the fully-integrated organizational structure, marketing strategy and operating model have been put in place. Key to completing the evolution was the 1999 introduction of the solution area-oriented organizational structure. A brief description of each solution area is as follows:

     . The Information Technology Infrastructure Solution Area focuses on the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities and systems, including operating systems and general platform principles such as total cost of ownership and thin-client computing. Services include design, configuration, implementation, monitoring and support of customer operating systems, management and maintenance of database platforms, messaging systems, information system security solutions such as firewalls and proxy servers, help desk support and application services such as message queing and transaction servers.

     . The Business Operations Solution Area focuses on an organization's core information gathering processes including sales, finance, administration, logistics and manufacturing. Business Operations solutions may involve custom development or package implementation to improve operational efficiency or information flow. The Company's Business Operations Solution Area also provides consulting and development for mainframe systems and specialized consulting services for the banking industry.

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

     . The Electronic Business Solution Area delivers systems that enable an organization to represent itself and its data electronically. Electronic Business solutions help clients improve information exchange with their customers, suppliers and other third parties. Electronic Business solutions emphasize internet- and intranet-based services including company portals, extranet-based value chains and electronic commerce sites.

     . The Interactive Media Solution Area focuses on the Company's expertise in the digital media applications including streaming video, interactive television and digital imaging solutions. Interactive Media delivers business-to-business and business-to-consumer E-Commerce platforms. Interactive Media performs services on both a consulting and systems integration basis.

     Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business solution area services target horizontal markets, meaning businesses across a broad spectrum of industries. Interactive Media targets certain vertical markets where the Company believes industry conditions are conducive to acceptance of the Company's services, including the cruise, healthcare, education and professional photography markets. The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft Corporation ("Microsoft"). Both of the Company's Allin Consulting subsidiaries are certified as Microsoft Solutions Provider Partners. The Company intends to continue its specialization in Microsoft-based technology products.

     On February 3, 2000, Allin Network acquired certain assets utilized in the operations of Erie Computer Company ("Erie Computer"), previously an operating division of Patterson-Erie Corporation ("Patterson-Erie"). Erie Computer's operations include information technology consulting services, computer hardware, software and networking equipment sales and computer hardware service. Erie Computer is located in Erie, Pennsylvania and had operated for twenty-three years prior to Allin Network's acquisition of its assets. Allin Network has retained the Erie Computer employees and intends to continue use of the trade-name "Erie Computer Company". The acquisition did not meet the requirements to be considered a significant subsidiary under SEC regulations.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The September 1998 sale of SportsWave has been treated as the disposal of a segment since SportsWave included all of the Company's sports marketing activities. The results of operations of SportsWave and the gain recorded on disposal for the year ended December 31, 1998 and adjustments to the gain on disposal recognized during the year ended December 31, 1999 are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave.

Revenue

     The Company's total revenue for the year ended December 31, 1999 was $24,977,000, an increase from total revenue of $15,291,000 for the year ended December 31, 1998. The increase of $9,686,000, or 63%, is attributable to a $10,453,000, or 89%, increase in revenue for the Company's solution area operations. The most significant factor in the increase is the inclusion of revenue from Allin Consulting-Pennsylvania in the full 1999 period, whereas only five months of revenue from Allin Consulting-Pennsylvania were included in the 1998 period. Another contributing factor to the overall revenue increase is the substantial revenue growth realized for Interactive Media solutions.

     The Company's solution areas recognized revenue, after elimination of intercompany sales, of $22,134,000 during the year ended December 31, 1999, including $4,143,000 for Information Technology Infrastructure, $11,800,000 for Business Operations, $559,000 for Knowledge Management, $286,000 for Electronic Business and $5,346,000 in Interactive Media. Comparable solution area revenue for the year ended December 31, 1998 was $11,681,000 in total, including $4,198,000 from Information Technology Infrastructure, $6,156,000 from Business Operations, $131,000 from Electronic Business and $1,196,000 from Interactive Media.

     Information Technology Infrastructure revenue decreased $55,000, or 1%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decline is attributable to the reorientation of Allin Consulting-California's solutions-oriented consulting mix from primarily Information Technology Infrastructure in 1998 to a broader mix in 1999. Allin Consulting-California has shown growth in Business Operations, Knowledge Management and Electronic Business revenue in 1999, but Information Technology Infrastructure revenue has declined due in part to the broader service offering. The decline was partially offset by a revenue increase at Allin Consulting-Pennsylvania, which is strategically focusing its marketing efforts on growing diverse solutions-oriented project revenue, including Information Technology Infrastructure. The Company's management believes solutions-oriented services will generally offer a higher gross profit potential than the staffing-services model which represented the majority of Allin Consulting-Pennsylvania's operations at acquisition in 1998. There can be no assurance, however, that Allin Consulting-Pennsylvania will continue to increase solutions-oriented revenue in the Information Technology Infrastructure Solution Area in the future. The Year 2000 problem has also negatively impacted Information Technology Infrastructure operations due to customers postponing new technology initiatives in an attempt to keep their information systems operating on a more simple basis for the rollover to the year 2000. As was noted in the Industry Overview - Technology Consulting Services section in Item 1 - Business of this Form 10-K, a decline in demand for technology consulting services due to the effect of the Year 2000 issue was widespread in the technology consulting industry.

     The substantial increase in Business Operations revenue of $5,644,000, or 92%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998 is attributable to the acquisition of Allin Consulting-Pennsylvania, whose specialized bank consulting and mainframe consulting services were significantly oriented toward this solution area. Revenue from Allin Consulting-Pennsylvania was realized for twelve months in 1999 as compared with five months in 1998. Another factor was an increase in Allin Consulting-California's Business Operations revenue due to a broadening of its solution area focus. Although Business Operations revenue experienced a substantial increase year-to-year, significant declines were experienced from quarter-to-quarter throughout 1999 due to the impact of the Year 2000 computer problem. A significant portion of Business Operations consulting is delivered through the staffing model that was predominant in Allin Consulting-Pennsylvania's operations when it was acquired in August 1998, including most of the Business Operations mainframe computer services and specialized banking industry consulting services. The Business Operations staffing-oriented services have experienced the most negative impact from customers' postponement of new technology initiatives or development projects in order to be conducting a more simple scope of operations at year end when the full impact of any Year 2000 problems would be realized. The Industry Overview - Technology Consulting Services
section in Item 1 - Business of this Form 10-K noted that the Year 2000 problem negatively impacted demand for technology consulting services industry- wide in 1999, with the largest declines noted for technology staffing operations. Management believes market conditions will result in increased demand during 2000 for technology consulting services as previously postponed projects and developments are undertaken. There can be no assurance, however, that demand for technology consulting services will increase in the future, or that the Company's Business Operations revenue will return to or exceed the levels previously experienced by the Company.

     Knowledge Management's initial year of operations was 1999, with revenue of $559,000 realized. Management believes the performance of this solution area in its initial year of operation confirms that a market exists for solutions based on key knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow. There can be no assurance, however, that Knowledge Management revenue will continue to be realized at levels similar to or greater than that realized during the second quarter of 1999, which was the quarterly period to date with the greatest revenue recognized.

     The Electronic Business Solution Area recorded a revenue increase of $155,000, or 118% for the year ended December 31, 1999 as compared with the prior year. The revenue earned in 1999 was highly concentrated in the fourth quarter. As was discussed in the Industry Overview - Technology Consulting Services section in Part 1 - Business of this Report on Form 10-K, the Internet is viewed by industry analysts as the next significant wave of technological and business innovation, with Internet-related business activity expected to grow significantly over the early years of the 2000's. Internet-based technology consulting is also expected to share in the rapid growth. The Company's Management believes that the compelling market forces represent an opportunity for growth in the Company's services that started to be realized in the fourth quarter of 1999. The Company plans to make a significant commitment to further development of this solution area in 2000 with additional technical and sales resources. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its Electronic Business solution area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operation.

     Interactive Media Solution Area revenue totaled $5,346,000 for the year ended December 31, 1999, including $758,000 for interactive media consulting, $3,068,000 for interactive media systems integration and $1,520,000 for digital imaging systems integration. Comparable Interactive Media revenue for the year ended December 31, 1998 was $1,196,000 in total, including $22,000 for interactive media consulting, $327,000 for interactive media systems integration, and $847,000 for digital imaging systems integration. The increase in revenue from 1998 to 1999 was 347%.

     The Interactive Media Solution Area began offering consulting services in late 1998. The Company's management believes the growth of interactive media technology in the markets targeted by the Interactive Media Solution Area and the Company's extensive experience with the technology created an opportunity for expansion of Interactive Media services. The Company was able to capture this opportunity in 1999 and realized a $736,000 increase in consulting revenue. There can be no assurance, however, that the Company's Interactive Media Solution Area will continue to realize revenue equal to or greater than was realized in 1999. The majority of 1999 consulting revenue related to application development for the new interactive television system installed on the Royal Caribbean ship Voyager of the Seas.

     Revenue for interactive media systems integration services increased by $2,741,000, or 838%,in the year ended December 31, 1999 as compared to the year ended December 31, 1998. The most significant sources of revenue during 1999 were the interactive television system installed on the Royal Caribbean ship Voyager of the Seas and the sale of four shipboard interactive television systems to Celebrity. The Celebrity ship systems had been installed from 1995 to 1997 on an owner-operator model followed by the Company at that time. Operation of the systems and the ongoing transactional revenue was transferred to Celebrity upon the sales. Revenue from the Celebrity system sales is being recognized over the minimum period of a related maintenance obligation for the systems, which ended March 17, 2000. The Interactive Media solution area did not sell any interactive systems to cruise industry clients in 1998.

     Digital imaging systems integration revenue increased by $673,000, or 79%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. Digital imaging systems integration services were initiated by the Company in 1998 following a strategic shift from the prior retail sales model for digital images. Systems integration services were performed for only nine months in 1998. Since the initiation of systems integration activity, the Interactive Media Solution Area has also broadened its marketing and sales efforts. In 1998, projects were primarily obtained through a commission-based referral agreement. During 1999, an internal sales force was added and the Company also undertook advertising and trade show presentations as part of a marketing plan for digital imaging systems integration. The increased marketing scope and full year of activity in 1999 resulted in the substantial revenue increase.

     The Company recognized revenue for ancillary services & product sales of $2,843,000 during the year ended December 31, 1999, including $1,614,000 for interactive television transactional revenue & management fees, $752,000 for digital imaging product sales, $308,000 for information system product sales and $169,000 for other services. Ancillary services & product sales revenue of $3,610,000 was recognized during the year ended December 31, 1998, including $3,023,000 for interactive television transactional revenue & management fees, $251,000 for digital imaging product sales, $306,000 for information system product sales and $30,000 for other services.

     Interactive television transactional revenue & management fees decreased by $1,409,000, or 47%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. The revenue decrease is attributable to the Company's transition from an owner-operator model for interactive television systems to a systems integration and consulting services model. The Company began 1998 operating interactive television systems on eleven ships and ended the year continuing to operate eight of the systems. Management fees for system operation were earned on all of these systems throughout 1998. During 1999, the Company ceased operating systems on six ships. The Company sold four interactive systems to Celebrity in August and September of 1999 and, under the sale agreement, transferred operations for a fifth system aboard the m.v. Mercury. This system had been owned by Celebrity but operated by the Company on terms identical to the other four systems aboard Celebrity ships. Management fees for the Celebrity ship systems were also earned at reduced rates for the portion of 1999 prior to transfer, which also contributed to the decline in revenue. The Company also ceased operation of the interactive television system aboard the NCL ship Norwegian Dream in April 1999 following NCL's termination of management fees. Transactional revenue and management fee revenue has been lost for all of these systems following transfer or cessation of operations. As of December 31, 1999, the Company was operating only two interactive television systems on the owner-operator model. Both systems are on Carnival ships. The Company believes the transactional revenue realized from these systems justifies their continued operation. Carnival may terminate operations at any time upon notice. The Company expects a substantial decline in interactive television transactional revenue in 2000.

     Digital imaging product sales increased by $501,000, or 200%, in 1999 as compared to 1998. The Company derives this revenue stream from the sale of consumable products and equipment utilized in the digital photography process. The substantial majority of sales have been to customers for which the Company had previously installed a digital imaging system. The Company supports these product sales to foster customer satisfaction and ongoing relationships. The increase in revenue in 1999 resulted from a substantially larger base of customers with installed systems than had been present in 1998.

     Information system product sale revenue increased by $2,000 in 1999 as compared to 1998. These product sales arose during 1998 and 1999 in connection with technology consulting engagements where the clients desired the Company to procure computer hardware or software that had been recommended as part of a technology solution. The Company did not aggressively market this product line in 1998 and 1999, but maintains it as a customer service. The Company's acquisition of Erie Computer in February 2000 will likely result in increases to this type of revenue. Erie Computer's revenue base at the time of acquisition included a significant component of information system product sales that was not dependent on its technology consulting operations. There can be no assurance, however, that revenue increases will be realized as a result of the acquisition.

     Revenue from other services increased by $139,000 in 1999 as compared to 1998. The primary sources of revenue in this category are placement fees and internet hosting fees. Neither type of revenue is pursued actively by the Company. The increase in revenue between the periods is primarily due to increased placement fee activity due to the inclusion of Allin Consulting-Pennsylvania for the full year of 1999.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $15,558,000 during the year ended December 31, 1999 as compared to $8,781,000 during the year ended December 31, 1998. The increase in cost of sales of $6,777,000 resulted primarily from a $6,442,000 increase in cost of sales for the Company's solution area services, which was attributable to the substantial revenue increase from these services. A significant factor in both the increases in revenue and cost of sales is the inclusion of Allin Consulting-Pennsylvania's operations for all of the 1999 period, but only five months of the 1998 period. Gross profit of $9,419,000 was recognized for 1999 as compared to $6,510,000 for 1998, an increase of $2,909,000, or 45%. Again, the increase in gross profit is attributable to the growth in solution area services partly due to the inclusion of Allin Consulting-Pennsylvania's operations in the entire 1999 period, but only five months in the 1998 period. The percentage increase in gross profit from 1998 to 1999 was lower than that of revenue. The Company experienced significant growth in its Business Operations and Interactive Media Solution Area revenue in 1999. The majority of Business Operations services were delivered on a staffing model, which typically is at lower margin than the solution oriented services predominant with the other solution areas. The majority of Interactive Media revenue in 1999 came from systems integration projects, which typically include a significant equipment component and therefore carry a lower margin than other consulting services. These changes in the mix of the Company's solution area services between 1998 and 1999 resulted in a decrease in gross profit as a percentage of revenue.

     The Company's solution areas recorded a total of $14,382,000 for cost of sales during the year ended December 31, 1999, including $2,202,000 for Information Technology Infrastructure, $8,555,000 for Business Operations, $327,000 for Knowledge Management, $122,000 for Electronic Business and $3,176,000 for Interactive Media. Comparable cost of sales for the year ended December 31, 1998 was $7,940,000 in total, including $2,527,000 for Information Technology Infrastructure, $4,307,000 for Business Operations, $74,000 for Electronic Business and $1,032,000 for Interactive Media. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, including the acquisition of Allin Consulting-Pennsylvania, the increased level of systems integration activity for cruise lines and increased marketing emphasis on developing and growing the Electronic Business and Knowledge Management solution areas. Gross profit for the Company's solution areas for the year ended December 31, 1999 was $7,752,000, including $1,941,000 for Information Technology Infrastructure, $3,245,000 for Business Operations, $232,000 for Knowledge Management, $164,000 for Electronic Business and $2,170,000 for Interactive Media. Comparable gross profit for the year ended December 31, 1998 was $3,741,000 in total, including $1,671,000 for Information Technology Infrastructure, $1,849,000 for Business Operations, $57,000 for Electronic Business and $164,000 for Interactive Media. The substantial increase in consulting and systems integration revenue is principally responsible for the increase in gross profit from 1998 to 1999.

     Information Technology Infrastructure cost of sales decreased $325,000 in 1999 as compared to 1998 while revenue decreased by $55,000. The Company was able to realize a 16% increase in gross profit in 1999 despite the 1% revenue decline. The increase in gross profit was realized through growth in high margin solutions-oriented projects for Allin Consulting-Pennsylvania and due to a change in the compensation model for Allin Consulting-California's operations which has had the effect of increasing the Company's gross profit.

     The Business Operations Solution Area experienced an increase in gross profit of $1,396,000 in 1999 as compared to 1998, an increase of 76%. As was noted in the discussion of revenue, the increase is primarily attributable to the inclusion of Allin Consulting-Pennsylvania's operations for twelve months in 1999 as compared to five months in 1998. Gross profit realized from Business Operations followed a similar pattern as revenue throughout 1999, with quarter-to-quarter decreases. The Company attributes the declines to lessened demand for mainframe-oriented technology services and the Company's specialized bank consulting services due to customers' postponement of technology projects pending the impact of the Year 2000 rollover. As was noted in the discussion of revenue, the Company expects demand for these services to increase in 2000, although there can be no assurance that increases in gross profit from the level realized in late 1999 will be obtained.

     The Knowledge Management Solution Area realized gross profit of $232,000, or 42% of revenue, during its first year of operation in 1999. The Company's management believes results from 1999 validate the existence of a market for Knowledge Management services. The Electronic Business Solution Area realized gross profit of $164,000 in 1999 as compared to $57,000 in 1998. The 1999 gross margin represented 57% of revenue. As was noted in the discussion of revenue, the majority of Electronic Business revenue, and accordingly gross profit, was realized in the fourth quarter of 1999. The Company has added technical and sales resources to this solution area in 2000 because of management's belief that there will be substantial market-driven growth in the demand for Internet-based technology services in the early years of the 2000's. Management believes that the fourth quarter
1999 results indicate the beginning of the Electronic Business Solution Area being a significant source of high margin growth for the Company. There can be no assurance, however, that the Company will be able to realize continued growth in revenue or gross margin from its Electronic Business Solution Area services.

     Cost of sales for the Interactive Media Solution Area was $3,176,000 in total for the year ended December 31, 1999, including $362,000 for interactive media consulting, $1,605,000 for interactive media systems integration and $1,209,000 for digital imaging systems integration. Interactive Media cost of sales for the year ended December 31, 1998 was $1,032,000 in total, including $11,000 for interactive media consulting, $311,000 for interactive media systems integration and $710,000 for digital imaging systems integration. Interactive Media Solution Area gross profit was $2,170,000 for the year ended December 31, 1999, including $396,000 for interactive media consulting, $1,463,000 for interactive media systems integration and $311,000 for digital imaging systems integration. Interactive Media gross profit was $164,000 for the year ended December 31, 1998, including $11,000 for interactive media consulting, $16,000 for interactive media systems integration and $137,000 for digital imaging systems integration. The increases in cost of sales and gross profit primarily resulted from the substantial increases in consulting and systems integration activity related to development and installation of the interactive television system aboard the Voyager of the Seas and the sale of four Celebrity ship interactive systems. The increase in gross profit on digital imaging systems integration was driven by both significant revenue growth and an improvement in the gross profit as a percent of revenue from 16% in 1998 to 20% in 1999. The Interactive Media Solution Area as a whole realized gross profit of 41% of revenue in 1999 as compared to 14% in 1998.

     Cost of sales for the Company's ancillary services and product sales was $1,176,000 for the year ended December 31, 1999, including $268,000 for pay-per-view movies associated with interactive television transactional revenue, $635,000 for digital imaging product sales, $260,000 for information system product sales and $13,000 for other services. Cost of sales for ancillary services and product sales was $841,000 for the year ended December 31, 1998, including $312,000 for pay-per-view movies, $233,000 for digital imaging product sales, $264,000 for information system product sales and $32,000 for other services. Gross profit on ancillary services and product sales was $1,667,000 for 1999, including $1,346,000 for interactive television transactional revenue and management fees, $117,000 for digital imaging product sales, $48,000 for information system product sales and $156,000 for other services. Gross profit for ancillary services and product sales was $2,769,000 for 1998, including $2,711,000 for pay-per-view movies, $18,000 for digital imaging product sales, $42,000 for information system product sales and a gross loss of $2,000 for other services. The decline in gross profit of $1,365,000 on interactive television transactional revenue and management fees was attributable to both the reduction in the number of operating ship systems and reductions in the amounts of management fees for the Celebrity ship systems prior to the transfer of operations. The growth of gross profit on digital imaging product sales of $99,000 in 1999 as compared to 1998 reflects both growth in sales and improvement in the profit margin on sales.

Selling, General & Administrative Expenses

     The Company recorded $11,841,000 in selling, general & administrative expenses during the year ended December 31, 1999 as compared to $13,937,000 during the year ended December 31, 1998, a decrease of $2,096,000. The decrease results from the inclusion of significant losses of $2,997,000 for write-down of interactive television equipment due to impairment of asset value or termination of ship operations during 1998. The impairment loss had been recorded to write-down to salvage value equipment associated with five interactive television systems which had been discontinued or not completed, as well as three systems where management viewed continued long-term operation to be in jeopardy. Excluding these write-downs, the increase in expenses is primarily attributable to the acquisition of Allin Consulting-Pennsylvania, resulting in inclusion of selling, general & administrative costs related to those operations in the full 1999 period, but only five months of the 1998 period. The increase is also attributable to the addition of operational and sales personnel to the Company's solution areas to facilitate the move toward a solutions-oriented project focus and to facilitate the development of the Electronic Business and Knowledge Management Solution Areas.

     During the year ended December 31, 1998, a severance accrual of approximately $491,000 was recorded in connection with certain executive management changes undertaken in connection with the reorganization of the

Company's operations in early 1998, including the Company's President, Chief Operating Officer and an administrative assistant. An adjustment of $15,000 was also recorded in the first quarter of 1998 to reflect additional severance costs related to a 1997 severance accrual. During the year ended December 31, 1999, a severance accrual of approximately $226,000 was recorded due to the Company's termination of the employment contract for its then President. An additional severance accrual of $81,000 was also recorded in 1999 related to the involuntary termination of a solution area employee.

     During the year ended December 31, 1999, the Company recorded a write-down of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office. The assets written down were disposed of or were not utilized subsequent to the move. The Company also recorded an expense of approximately $120,000 during this period for lease termination costs for the office space formerly occupied by Allin Consulting-Pennsylvania. There was no comparable expense during 1998.

     During the year ended December 31, 1998, the Company recorded a write-down of approximately $163,000 for the net unamortized value of a trade-name due to the change in corporate name of Allin Consulting-California. No comparable loss was recorded in 1999.

     Depreciation and amortization were $2,508,000 for the year ended December 31, 1999 as compared to $3,414,000 for the year ended December 31, 1998. The decline is due to August 1998 write-downs in capitalized interactive television system assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $56,000 in 1999 as compared to $152,000 in 1998. The Interactive Media Solution Area's research and development activity during 1999 included development of the Portraits Online(TM) Internet-based E-Commerce platform targeted for photographic laboratories, functional and graphical improvements to the Portraits Online(TM) studio E-commerce platform and development activities associated with On Command's equipment platform, which was newly utilized by the Company for interactive systems in 1999.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased by $4,771,000 from $7,448,000 for the year ended December 31, 1998 to $2,677,000 for the year ended December 31, 1999. The decrease results from the $2,909,000 increase in gross profit between periods due to growth in the Company's solution area services and the $2,096,000 decrease in selling, general & administrative expenses due to the inclusion of impairment losses in 1998, partially offset by a $180,000 change from a net interest income to net interest expense position.

Discontinued Operations

     The Company recorded a gain on the sale of SportsWave of $1,437,000 during the year ended December 31, 1998. The Company recorded income from the operation of its discontinued sports marketing business of $220,000 during the first nine months of 1998. During 1999, the Company recognized a $1,000 adjustment to the gain on the disposal of SportsWave. The adjustment resulted from the net effect of reversal of an over-accrual of estimated transaction costs and recording of a local tax liability related to the pre-disposal period.

Net Loss

     The Company's net loss for the year ended December 30, 1999 was $2,676,000 as compared to $5,791,000 for the year ended December 31, 1998. The decrease in net loss resulted from the increase in gross profit from the Company's solution area services and the decrease in selling, general & administrative expenses. These improvements were partially offset by a shift from a net interest income to a net interest expense position between the periods.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenue

     The Company's total revenue for the year ended December 31, 1998 increased to $15,291,000 from $9,596,000 for the year ended December 31, 1997, an increase of 59%. The increase in revenue of $5,695,000 is primarily attributable to the substantial growth in the Company's solution area revenue due to the inclusion of the operations of Allin Consulting-Pennsylvania for five months of 1998 following its acquisition.

     Total revenue for the Company's solution areas for the year ended December 31, 1998 was $11,681,000, including $4,198,000 from Information Technology Infrastructure, $6,156,000 from Business Operations, $131,000 from Electronic Business and $1,196,000 from Interactive Media. Comparable revenue for the year ended December 31, 1997 was $7,367,000 in total, including $3,182,000 from Information Technology Infrastructure, $474,000 from Business Operations, $15,000 from Electronic Business and $3,696,000 from Interactive Media. The substantial increase in total revenue of $4,314,000 resulted primarily from the acquisition of Allin Consulting-Pennsylvania in August 1998. Additional contributing factors included increased sales for Allin Consulting-California's operations between the periods and overall growth in the demand for technology consulting services. The Company's expertise with Microsoft operating systems and software, which continued to increase in dominance throughout this period, contributed to the growth as demand increased for consultants capable of developing specialized applications built around Microsoft products. Additional factors contributing to the increase in revenue between the periods include increased marketing efforts to obtain third-party engagements, particularly in the Northern California area, and the recruitment of additional consultants.

     Information Technology Infrastructure revenue grew by $1,016,000, or 32%, in 1998 as compared to 1997. The two key factors leading to this growth were the acquisition of Allin Consulting-Pennsylvania and sales growth at Allin Consulting-California. Microsoft's Infrastructure oriented products were an area of growth in the years 1997 and 1998. The Company believes that its expertise in infrastructure design and services and its relationship as a Microsoft Solutions Provider Partner enabled the Company to benefit from this industry trend.

     The acquisition of Allin Consulting-Pennsylvania, with its significant Business Operations activity, was the primary reason for the $5,682,000, or 1,199%, increase in the Business Operations revenue between the periods. At the time of the Company's acquisition of Allin Consulting-Pennsylvania, a substantial majority of its revenue was derived from Business Operations activity, including its mainframe consulting and specialized bank consulting operations. Organic sales growth was another significant factor in the increase in Business Operations revenue, with Allin Consulting-California more than doubling its Business Operations revenue.

     Revenue from the Electronic Business Solution Area increased by $116,000, or 773%, in 1998 as compared to 1997. The Electronic Business revenue stream was small in comparison with the other solution areas during 1997 and 1998 because the Company's product offerings in this area were only emerging during this time.

     The Interactive Media Solution Area recorded revenue of $1,196,000 during the year ended December 31, 1998, including $22,000 for interactive media consulting, $327,000 for interactive media systems integration and $847,000 for digital imaging systems integration. Comparable revenue for the year ended December 31, 1997 was $3,696,000, all of which was derived from interactive media systems integration. The decline in Interactive Media revenue of $2,500,000 from 1997 to 1998 is primarily attributable to the decrease in revenue for interactive media systems integration services of $3,369,000, partially offset by revenue from new activities undertaken in 1998, such as interactive media consulting and digital imaging systems integration. The substantial majority of this revenue decline was attributable to changes in the Company's business strategy. During 1997, revenue of $1,240,000 was recognized relating to a project for retrofit of the ship broadcast center aboard the Cunard Cruise Lines, Ltd. ("Cunard") ship Queen Elizabeth 2. The Company no longer performs projects of this type. Revenue of $1,216,000 was also recorded in 1997 relating to the sale of significant components of several interactive television systems installed on an owner-operator model where the Company bore the capital commitment for the remainder of the systems. The Company stopped performing interactive television installations on the owner-operator model in 1997.

     The Company's ancillary services and product sales accounted for $3,610,000 of revenue for the year ended December 31, 1998, including $3,023,000 from interactive television transactional revenue and management fees, $251,000 from digital imaging product sales, $306,000 from information system product sales and $30,000 from other services. Comparable revenue for the year ended December 31, 1997 was $2,229,000 in total, including $1,903,000 from interactive television transactional revenue and management fees, $113,000 from digital imaging product sales and $213,000 from information system product sales.

     The increase in interactive television transactional revenue and management fees in 1998 as compared to 1997 was $1,120,000, or 59%. This increase is primarily attributable to the inclusion of management fees as a source of revenue during the full year of 1998, as well as an increase in video gaming revenue. In 1997, the Company successfully negotiated contract amendments or agreements with various cruise lines providing for management fees for interactive system operation, but the fees were not effective until September 1997 or later. The various amendments and agreements allowed certain of the cruise lines to discontinue services or management fees after specified notice periods. Operation of interactive television systems aboard three Royal Caribbean ships was terminated in May and June 1998 due to discontinuation of management fees.

     The Company's change in strategy in early 1998 for its digital imaging operations also resulted in the Company beginning to sell digital imaging consumable products and equipment, typically to customers for whom the Company had installed digital imaging systems. Sales of these products generated a $138,000 increase in revenue from the Company's retail digital photography product sales in 1997.

     Revenue growth for information system product sales was $93,000, or 44%, in 1998 as compared to 1997. The growth was realized because Pittsburgh-based operations were in place for the full year in 1998 and because of the expansion of the Company's technology consulting operations, which generated additional opportunities for this type of sale.

Cost of Sales and Gross Profit

     The Company recorded total cost of sales of $8,781,000 for the year ended December 31, 1998 as compared to $5,988,000 of cost of sales for the year ended December 31, 1997. Gross profit of $6,510,000 was realized in 1998, an 80% increase over 1997 gross profit of $3,608,000.

     The Company's solution areas recorded cost of sales of $7,940,000 for the year ended December 31, 1998, including $2,527,000 for Information Technology Infrastructure, $4,307,000 for Business Operations, $74,000 for Electronic Business and $1,032,000 for Interactive Media. For the year ended December 31, 1997, solution area cost of sales was $5,337,000, including $1,929,000 for Information Technology Infrastructure, $287,000 for Business Operations, $9,000 for Electronic Business and $3,112,000 for Interactive Media. The primary reason for the increase in cost of sales was the significant revenue growth in the technology consulting business carried out by the solution areas due to the Allin Consulting-Pennsylvania acquisition. Gross profit recognized on solution area activity was $3,741,000 for 1998, including $1,671,000 for Information Technology Infrastructure, $1,849,000 for Business Operations, $57,000 for Electronic Business and $164,000 for Interactive Media. For the year ended December 31, 1997, solution area gross profit was $2,030,000, including $1,253,000 for Information Technology Infrastructure, $187,000 for Business Operations, $6,000 for Electronic Business and $584,000 for Interactive Media. The 84% increase in gross profit was realized on only a 59% increase in revenue.

     The Information Technology Infrastructure Solution Area recorded an increase in gross profit of 33% in 1998 as compared to 1997. The increase resulted from both an increase in solution area activity at Allin Consulting-California and from the acquisition of Allin Consulting-Pennsylvania.

     The acquisition of Allin Consulting-Pennsylvania, with its significant business operations practice, was the primary reason for the 889%, increase in Business Operations gross profit in 1998 as compared to 1997. Allin Consulting-California also more than doubled its Business Operations gross profit through organic sales growth.

     Gross profit from Electronic Business consulting increased by $51,000, or 850%, in 1998 as compared to 1997. Electronic business was small in comparison with the other solution areas because the Company's product offerings in this area were only emerging during this time period.

     The Interactive Media Solution Area's 1998 cost of sales of $1,032,000 included $11,000 for consulting services, $311,000 for interactive media systems integration and $710,000 for digital imaging systems integration. All of the $3,696,000 of Interactive Media cost of sales recorded in 1997 related to interactive media systems integration. The gross profit of $164,000 recognized in 1998 from Interactive Media operations included $11,000 for interactive media consulting, $16,000 for interactive media systems integration and $137,000 for digital imaging systems integration. Interactive Media realized a gross profit of $584,000 in 1997 from interactive media systems integration services. As was noted from the discussion of revenue previously, most of the systems integration services performed in 1997 were related to the Company's owner-operator model for interactive television systems, which was discontinued in 1997. The change in strategic model led to a decline in activity during 1998 when systems integration services were performed only on projects where the customer was bearing the capital commitment for the interactive system. This decline was partially offset by the initiation of digital imaging systems integration and interactive media consulting services in 1998.

     The Company recorded cost of sales of $841,000 during 1998 related to ancillary services and product sales, including $312,000 for the cost of pay-per-view movies included in transactional revenue, $233,000 from digital imaging product sales, $264,000 from information system product sales and $32,000 related to other services. Comparable cost of sales for 1997 were $651,000 in total, including $348,000 for pay-per-view movies, $105,000 for digital imaging product sales and $198,000 for information system product sales. Gross profit of $2,769,000 was recorded from ancillary services and product sales for the year ended December 31, 1998, including $2,711,000 for interactive television transactional revenue and management fees, $18,000 from digital imaging product sales, $42,000 from information system product sales and a gross loss of $2,000 from other services. Comparable gross profit recorded in 1997 was $1,578,000 in total, including $1,555,000 for interactive television transactional revenue and management fees, $8,000 for digital imaging product sales and $15,000 for information system product sales.

     Gross profit on interactive television transactional revenue and management fees increased $1,156,000, or 74%, in 1998 as compared to 1997. The Company earned management fees for all systems it operated in the cruise industry in 1998. Management fees were not recorded in 1997 until September or later. The inclusion of a full year of management fee revenue in 1998 was the primary reason for the increase in gross profit. Secondary reasons were increased video gaming revenue and gross profit on pay-per-view movies.

     The Company realized an increase in gross profit of $10,000 on digital imaging product sales due to the revenue increase generated from its sales of consumable products and equipment related to digital imaging systems as compared to the retail operations carried out in 1997. An increase in gross profit of $27,000, or 180%, was realized on information system product sales. The increase is attributable to both revenue increases and changes in pricing policy.

Selling, General & Administrative Expenses

     The Company recorded $13,937,000 in selling, general & administrative expenses during the year ended December 31, 1998 as compared with $14,517,000 during the year ended December 31, 1997, an overall decrease of $580,000, or 4%. There are a number of unusual items impacting both periods, as described in the following paragraphs, including asset impairment losses related to ship interactive television system assets and capitalized software development costs for proprietary digital imaging systems, write-downs for non-recoverable portions of ship interactive systems, severance accruals, and note receivable and trade-name write-offs.

     The Company retained an inventory of equipment removed from three Royal Caribbean ship interactive television systems which had ceased operations during the second quarter of 1998, as well as equipment from the Cunard ship Queen Elizabeth 2 system which had terminated operations in December 1997 and a system for the NCL ship Norway which had never been completed. From the time this equipment became available for reuse until August 1998, the Company sought alternative productive use of the equipment, but was not successful. In August 1998 the Company also became aware that NCL intended to discontinue payment of management fees for the interactive television system aboard the Norwegian Dream and that Carnival had contracted with a competitor for an interactive television system, which the Company's management believed jeopardized the continued operation of the two interactive systems aboard Carnival ships. The Company determined that the events described represented facts and circumstances indicating that the carrying value of these assets might not be recoverable because of the lack of short-term prospect of reuse for the equipment maintained as inventory and because of a substantive prospect of termination of operations or lack of adequate cash flow due to the discontinuation of management fees for the operating systems. The Company determined estimated salvage values for all of the equipment and estimated undiscounted cash flows for the operating systems and determined that the assets were impaired. The Company recorded a loss of $2,765,000 during 1998 to write-down the assets to estimated fair values.
There was no comparable impairment loss recorded in 1997.

     The capitalized costs of interactive television systems on ships included costs related to the installation of equipment that were not recoverable and cost for equipment that was not economically feasible to remove upon termination of system operation. During 1997, losses of approximately $522,000 and $415,000 were recorded, respectively, to write-off the non-recoverable portions of the Queen Elizabeth 2 and Norway systems. The Company elected not to complete the Norway system when the strategic decision was made to move away from the owner-operator model for interactive television operations. During 1998, a loss of approximately $232,000 was recorded for the non-recoverable portions of capitalized system costs for the Royal Caribbean ships Enchantment of the Seas, Majesty of the Seas, and Rhapsody of the Seas upon termination of system operations.

     The Company changed the strategy for its digital imaging operations in early 1998 to market systems integration services for digital photography systems. The prior strategy had been to develop a local retail and event digital imaging business. Allin Digital had capitalized certain software development costs related to proprietary systems developed for its earlier strategy. At the time of the change in strategy, different hardware configurations were anticipated to be utilized in digital photography system installations for the Company's customers than were used in the proprietary systems developed for the earlier strategy. Adaptations to the proprietary system were necessary for it to be effectively utilized with the new hardware configurations. The Company did not immediately pursue the additional development necessary for effective utilization of the proprietary digital photography system in connection with its systems integration services because the Company wished to evaluate results under the new strategy prior to making additional capital commitments. The Company therefore believed that the change in business strategy during the first quarter of 1998 was an event which impaired the net realizable value of the proprietary digital photography system. Consequently, the Company recorded a write-down of approximately $241,000, as of December 31, 1997, for the net unamortized software development costs related to its digital photography system. The loss was recognized as of December 31, 1997 because it represented significant new information regarding the realizability of assets between fiscal year-end and the release of financial statements.
There were no impairment losses related to software development costs recorded in 1998.

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

     During 1997, a loan of $130,000 was made to an officer and director of the Company, who subsequently resigned in February 1998 in conjunction with the reorganization of the Company's operations. Under terms of a separation agreement, the loan was forgiven. The loan forgiveness represented significant information regarding the realizability of the asset as of December 31, 1997. Accordingly, the Company recorded the write-off of the loan as of December 31, 1997. There was no comparable impairment loss in 1998.

     During 1998, the Company recorded a write-down of approximately $163,000 for the net unamortized value of a trade-name due to the change in corporate name of Allin Consulting-California. No comparable loss was recorded in 1997.

     The totals reflected in selling, general and administrative expense related to these unusual items were $3,666,000 and $1,637,000, respectively, for the years ended December 31, 1998 and 1997. Net of the unusual items, remaining selling, general and administrative expenses were $10,271,000 and $12,880,000, respectively, for the 1998 and 1997 periods. This decline of $2,609,000, or 20%, was attributable primarily to the Company's cost reduction efforts, including reductions in personnel, generalized marketing expenses, consulting expenses, office rental costs, travel costs and shipboard operating expenses.

     Depreciation and amortization were $3,414,000 during the year ended December 31, 1998 as compared to $3,877,000 during the year ended December 31, 1997. Depreciation and amortization declined due to write-downs in capitalized interactive televisions assets, the majority of capitalized software development costs reaching full amortization in 1998, and a significant intangible asset value for an employment agreement recorded in connection with the 1996 acquisition of Allin Consulting-California reaching full amortization in 1998.

     Research and development expense included in selling, general & administrative expenses was $152,000 during the year ended December 31, 1998 as compared to $212,000 during the year ended December 31, 1997. The reduction in expense reflects the Company's continued move during 1998 to being a provider of consulting and systems integration services and away from proprietary technological systems.

Loss from Continuing Operations

     The Company's loss from continuing operations decreased from $10,541,000 for the year ended December 31, 1997 to $7,448,000 for the year ended December 31, 1998. The Company's $3,093,000, or 29%, improvement in results from continuing operations was attributable to the aggregate $2,902,000 improvement in gross profit realized during 1998 due to the acquisition of Allin Consulting-Pennsylvania, sales growth within Allin Consulting-California, and the inclusion of management fees for interactive television system operation during the full period in 1998. Selling, general and administrative expenses also declined $580,000 in 1998 as compared to 1997, although this was largely offset by a reduction in net interest income of $406,000 in 1998 as compared to 1997.

Discontinued Operations

     The Company recorded income from the operation of its discontinued sports marketing business of $220,000 during the nine months prior to the September 30, 1998 disposition of SportsWave as compared with a loss of $162,000 during the year ended December 31, 1997. The Company recognized a gain of $1,437,000 on the disposal of SportsWave, which was sold on September 30, 1998.

Net Loss

     The Company's net loss during the year ended December 31, 1998 was $5,791,000 as compared to $10,703,000 for the year ended December 31, 1997. The year to year decrease in net loss of $4,912,000, or 46%, was attributable to the improvement in gross profit as discussed under Loss from Continuing Operations and the gain realized on the sale of SportsWave.

Liquidity and Capital Resources

     At December 31, 1999 the Company had cash and liquid cash equivalents of $1,888,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1998 was a decrease of $622,000. The net cash used during 1999 resulted from net cash used for financing purposes of $1,140,000, primarily for repayment of balances on lines of credit, partially offset by net cash provided from operating activities of $393,000 and net cash provided from investing activities of $125,000.

     The Company recognized a net loss for the year ended December 31, 1999 of $2,676,000. Included in the net loss were non-cash expenses of $3,068,000, including depreciation, amortization of software development costs and other intangible assets, amortization of deferred compensation, equity in the loss from a non-consolidated corporation, cost of fixed assets sold and losses from write-down or sale of assets, resulting in net cash provided of $392,000 related to the income statement. The remaining net cash provided from operating activities of $1,000 was caused by working capital adjustments.

     The net cash used for financing activities during 1999 resulted from a net repayment on lines of credit of $856,000, partial repayment of a note payable and payment of preferred stock dividends. The net cash provided from investing activities during 1999 was generated primarily by collection of a note receivable of $463,000 related to the sale of SportsWave.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. During the third quarter of 1999, the S&T Loan Agreement was renewed for a second year, and will now expire on September 30, 2000. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 1999, maximum borrowing availability under the S&T Loan Agreement was approximately $2,612,000. The outstanding balance as of December 31, 1999 was $650,000.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During 1999, the applicable interest rate ranged from 8.75% to 9.50%, which was in effect at December 31, 1999. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $68,000 in interest expense related to this revolving credit loan for the year ended December 31, 1999. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, E and F preferred shares or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The amendment between S&T Bank and the Company renewing the revolving credit facility changed the measurement period for this covenant. The cash flow coverage ratio is now measured for each of the Company's fiscal quarters. The Company is in compliance with all covenants as of December 31, 1999. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     During April 1999, the Company repaid a balance due on a line of credit with Wells Fargo Bank of approximately $22,000. This credit facility was originally obtained by MEGAbase to finance equipment purchases. The outstanding balance was assumed by the Company upon acquisition of MEGAbase. Approximately $1,000 of interest expense was recorded for this loan during the year ended December 31, 1999.

     As of December 31, 1999, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. On May 31, 1999, the holders of all of the 25,000 then outstanding shares of the Company's Series A preferred stock, which had been issued in August 1996, exchanged their shares for a like number of shares of the Company's Series C preferred stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $767,000 as of December 31, 1999. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     On May 31, 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B preferred stock, which had been issued in August 1998, exchanged their shares for a like number of shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 2,750 shares of Series D preferred stock remained outstanding as of December 31, 1999. There is no mandatory redemption date for the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into the number of shares of common stock determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 1999.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-Pennsylvania, with an outstanding principal balance of approximately $1,926,000 exchanged the promissory note for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 1,926 shares of Series E preferred stock remained outstanding as of December 31, 1999. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock is convertible to the Company's common stock. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000. These events are disclosed in their entirety in the text of the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock filed as an exhibit to the Company's Current Report on Form 8-K filed on June 15, 1999. Series E preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable quarterly in arrears on the first business day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on Series E preferred stock were approximately $30,000 as of December 31, 1999.

On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California, with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 1,000 shares of Series F preferred stock remained outstanding as of December 31, 1999. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock is convertible to the Company's Common Stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock.

Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. The dividends will accrue until April 15, 2000, when accrued dividends will be payable subject to legally available funds. Dividends will be payable quarterly thereafter, subject to legally available funds. After April 15, 2000, any unpaid dividends will compound quarterly. Accrued but unpaid dividends on Series F preferred stock were approximately $41,000 as of December 31, 1999.

     The exchanges of securities described above were undertaken for purposes of enhancing the Company's future liquidity by removing mandatory redemption requirements, strengthening the Company's balance sheet by increasing equity, improving the Company's results of operations by replacing interest expense with dividends and maintaining compliance with the Nasdaq Stock Market's National Market listing requirements. The order of liquidation preference of the Company's outstanding preferred stock, from senior to junior, is Series E, Series F, Series D and Series C. The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D, E and F preferred stock. Each of the Certificates of Designation governing the Series C, D, E and F preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

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

     The Company has outstanding an amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F preferred stock, as discussed previously, the outstanding principal balance of the note is $1,000,000. The amended note provides for two principal payments of $500,000 each on April 15, 2000 and October 15, 2000. The Company may, however, defer payment of principal at its option until April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. The Company has accrued interest of approximately $400,000 as of December 31, 1999. Accrued interest as of May 31, 1999, approximately $359,000, is due and payable on or before April 1, 2000. Other accrued interest is due and payable quarterly on the note beginning April 15, 2000. The Company believes that the ability to defer principal payments will be beneficial to its liquidity over the next five years.

     The agreement for the Company's November 1998 acquisition of MEGAbase provides for contingent payments of up to $800,000, to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as provided in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder, Mark Gerow ("Gerow"), is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeds $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's common stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or
(c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. The contingent payment was scheduled to be made no later than March 31, 2000, unless the Company selects (c) above, under which 50% of the payment due was scheduled to be made one year later.

     On or about November 22, 1999, the Company commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, against Gerow. The Company is seeking declaratory relief pertaining to certain claims made by Gerow under the stock purchase agreement pursuant to which the Company acquired all of the stock of MEGAbase. Gerow has filed Preliminary Objections challenging the Court's jurisdiction over him. The Company and Gerow have not been able to reach agreement on the calculation of the Development Practice Gross Margin due to disagreement over interpretation of its definition per the purchase agreement. Gerow has not to date filed a claim for a specific dollar amount. The Company is seeking the Court's assistance in determining the amount, if any, of contingent purchase consideration to be paid.

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

     The Company incurred approximately $56,000 in research and development expense for the year ended December 31, 1999. The Interactive Media Solution Area's research and development activity included development of new applications and software interfaces for interactive video streaming utilizing hardware components and technology from On Command, continued development of functional and graphical improvements of the Portraits Online(TM) E-Commerce platform for on-line viewing of digital photographic images from an Internet based database archive and development of Portraits Online(TM) Internet-based E-commerce platform targeted for photographic laboratories that would enable on-line viewing of scanned and archived images by the laboratories' studio clients. Forecasts for 2000 indicate expected research and development expenditures of approximately $175,000 related to Company's Interactive Media Solutions Area. The Company expects research and development activity during 2000 to focus on continued development of functional and graphical improvements to the Portraits Online(TM) E-commerce platforms and continued applications development for On Command technology. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions so warrant.

     Capital expenditures during the year ended December 31, 1999 were approximately $374,000 and included furniture and leasehold improvements related to the relocation of Allin Consulting-Pennsylvania's Pittsburgh staff to the corporate headquarters, furniture and leasehold improvements related to the expansion of the Ft. Lauderdale office, the purchase of On Command hardware for an interactive demo system, the purchase of new hardware for hosting of Internet sites and archival of digital images related to Allin Digital's Portraits Online(TM) E-commerce platforms and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Forecasts for 2000 indicate expected capital expenditures of approximately $475,000. The Company anticipates 2000 capital expenditures will include the cost of a new enterprise resource planning system, furniture and leasehold improvements for the Company's new Walnut Creek, California office, and hardware, software and networking equipment for the Company's ongoing upgrading of technology. Business conditions and management's plans may change during the remainder of 2000, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company believes that available funds and cash flows expected to be generated by its current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2000. The Company believes it will be able to refinance its existing credit facility or obtain another credit facility on similar terms upon the expiration of the current credit facility. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Year 2000 Issue

     The Year 2000 computer issue primarily resulted from the fact that information technology hardware and software systems and other non-information technology products containing embedded microchip processors were originally programmed using a two-digit format, as opposed to four digits, to indicate the
year.   Such programming was unable to interpret dates beyond the year 1999, which could cause a system or product failure or other computer errors and a disruption in the operation of such systems and products. The Company has not experienced significant Year 2000 problems with its information technology hardware or software systems. There were also no problems experienced with other potentially date-sensitive systems such as telephone or HVAC systems.

     The most reasonably likely sources of risk to the Company identified in conjunction with its analysis of Year 2000 issues included reduced opportunities for technology consulting engagements due to clients' or potential clients' Year 2000 compliance expenditures on systems reducing available funds for new technology projects or clients' voluntary postponement of new technology initiatives until the full impact of the Year 2000 problem was realized, business disruption arising from the inability of significant customers or suppliers to be Year 2000 ready, the possibility that Year 2000 issues would develop in interactive systems sold by the Company, the possibility that disputes would arise with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications and the disruption of revenue production from the two interactive television systems aboard cruise ships that the Company operated as of January 1, 2000 through failures in the systems or the failure of the cruise lines' shipboard billing systems.

     The first risk described above had the most significant impact on the Company. The Company experienced sequential quarter revenue declines in some of its solution areas during 1999. While the Company cannot precisely attribute the proportion of the overall revenue declines to the Year 2000 issue, management believes, based on its relationships and communications with its customers and knowledge of overall technology consulting industry trends, that the Year 2000 issue is a significant cause for the declines. The Business Operations Solution Area has experienced the strongest impact. Business Operations revenue experienced sequential quarter revenue declines of $498,000, $503,000 and $331,000 during 1999. A significant portion of Business Operations consulting is delivered through the staffing model that was predominant in Allin Consulting-Pennsylvania's operations when it was acquired in August 1998, including most of the mainframe computer services and specialized banking industry consulting services. The services delivered through the staffing model have experienced the most negative impact in the Business Operations revenue decline. Management believes that many of the Company's customers postponed new technology initiatives or development projects so that they were conducting a more simple scope of operations at year end when the full impact of any Year 2000 problems would likely have been realized. The negative impact of the revenue decline is mitigated by the corresponding reduction in cost of sales. Gross profit realized by Business Operations in the fourth quarter of 1999 declined $649,000 from that of the first quarter of 1999. Management also believes the Year 2000 issue has negatively impacted the Information Technology Infrastructure and Knowledge Management solution areas, but to a much less significant degree.

     Management believes that market conditions will result in increased demand for technology consulting services in 2000 as previously postponed projects and developments are undertaken. The Company plans to aggressively market all of its solutions-oriented technology consulting services throughout 2000. The Company's management views its expertise with Microsoft operating systems and software and Internet technology as key to restoring previously obtained levels of revenue and gross profit. Microsoft is expected to introduce many new products in 2000 such as Windows 2000, which management believes will offer
opportunities for growth in consulting services.   The Company believes that
solutions-oriented services offer the potential for increased levels of gross profit as compared to the staffing services which have been most negatively impacted. In addition to solutions-oriented services, the Company will continue to offer consulting services delivered through a staffing model. The Company's Management believes staffing-oriented services have stabilized in the first quarter of 2000. Management believes that aggressive marketing of technology consulting services in 2000 can restore previously obtained revenue and gross profit levels, although there can be no assurance that the Company will be successful in restoring revenue and gross profit to the prior levels realized. The Company's failure to restore revenue and gross profit to previously obtained levels would materially negatively impact the Company's financial condition and results of operations in future years.

     The Company has not experienced any business disruption to date arising from vendor, supplier or customer Year 2000 problems. Year 2000 problems experienced with interactive television systems either sold or operated by the Company have been minor. The Company has expended less than $5,000 to correct these problems. To date, the Company is not aware of any Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other customer applications. The Company's management believes that the likelihood of any such problems arising in connection with solutions developed or implemented by the Company or the interaction of such solutions with other customer applications in the future is minimal, although no assurance can be given that such problems will not arise.

     The Company has not incurred material costs to date associated with Year 2000 issues. Without any allocation from the salaries of relevant internal personnel, the Company has to date expended less than $10,000 to address Year 2000 issues. The Company does not expect future expenditures, if any, related to the Year 2000 problem to be material.

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the period ended December 31, 1999 would be immaterial.

Item 7A - Quantitative and Qualitative Disclosure about Market Risk

     Market Risk. During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, interest rate risk, foreign currency exchange rate risk, collectability of accounts receivable, and liquidity risk. The Company manages these risks by assessing their possible impacts on a regular basis. The Company does not anticipate any material losses in any of these market risk areas. The Company does not purchase goods subject to commodity price risk.

     Foreign Currency Exchange Rate Risk. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

     Contracts covering any of the Company's foreign or at sea operations are denominated in United States dollars. The Company believes that costs associated with any projects or services conducted outside the United States are also predominantly in United States dollars. Therefore, the Company does not believe it is subject to material foreign exchange currency risk.

     Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with $650,000 of variable rate debt maturing September 30, 2000. The following table presents approximate principal cash flows and related weighted average interest rates by expected maturity date for the Company's variable and fixed rate debt.

                                                 Interest Rate Sensitivity
                                                  Expected Maturity Date
                                                              2005 and                      Fair
                            2000   2001  2002  2003  2004    Thereafter        Total       Value

Current Debt:
Variable Rate Debt      $650,000    ---   ---   ---   ---              ---   $  650,000   $599,000
Average Interest Rate      10.45%   ---   ---   ---   ---              ---        10.45%

Long Term Debt:
Fixed Rate Debt              ---    ---   ---   ---   ---       $1,000,000   $1,000,000   $630,000
Average Interest Rate        ---    ---   ---   ---   ---             7.00%        7.00%

     Current debt relates to the outstanding balance, as of December 31, 1999, due to S&T Bank under a revolving credit loan. The maturity of the revolving credit loan is September 30, 2000 and the table above assumes repayment of the outstanding balance prior to or at maturity. The revolving credit loan bears interest at S&T Bank's prime interest rate plus 1%. During 1999, the applicable interest rate has varied from a low of 8.75% to a high of 9.50%. The applicable rate as of December 31, 1999 was 9.50%. The average interest rate included in the above table assumes an average 10% increase in the interest rate during 2000. Management does not believe interest rate risks for its variable rate debt are material under its current interest rate assumptions and scheduled maturity of the revolving credit facility.

     Fixed rate debt includes a note payable related to the acquisition of Allin Consulting-California with an outstanding principal balance of $1,000,000 as of December 31, 1999. The note payable to the former shareholder of Allin Consulting-California bears interest at a fixed rate of 7%. The Company has the right, at its sole option, to defer payment of note principal from the original maturity dates in 2000 until April 15, 2005. The above table assumes deferral of principal payment until 2005.

     See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for additional information regarding the Company's outstanding debt instruments.

     Accounts Receivable/Accounts Payable. Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances, respectively, at December 31, 1999.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                    (Dollars in thousands)


                                                                    December 31, December 31,
                                                                        1998        1999
                                                                    -----------  -----------

 ASSETS

 Current assets:
        Cash and cash equivalents                                      $  2,510    $  1,888
        Accounts receivable, net of allowance for
                 doubtful accounts of $316 and $274                       2,768       4,134
        Note receivable                                                     463         ---
        Inventory                                                           396         741
        Prepaid expenses                                                    317         429
                                                                       --------    --------
                 Total current assets                                     6,454       7,192

        Property and equipment, at cost:
        Leasehold improvements                                              478         473
        Furniture and equipment                                           2,477       2,684
        On-board equipment                                                3,688         951
                                                                       --------    --------
                                                                          6,643       4,108
        Less--accumulated depreciation                                   (3,559)     (2,607)
                                                                       --------    --------
                                                                          3,084       1,501

        Assets held for resale                                               15          19
        Notes receivable from employees                                      35          17
        Software development costs, net of accumulated
                 amortization of $877 and $887                               36          26
        Goodwill, net of accumulated amortization of
                 $722 and $1,775                                         14,039      12,986
        Intangible and other assets, net of accumulated amortization
                 of $227 and $522                                         2,649       2,285
                                                                       --------    --------

 Total assets                                                          $ 26,312    $ 24,026
                                                                       ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                                        December 31,           December 31,
                                                                           1998                   1999
                                                                      --------------         --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of notes payable                               $              2       $            2
       Bank lines of credit                                                      1,506                  650
       Accounts payable                                                            575                  665
       Accrued liabilities:
                Compensation and payroll taxes                                     475                  615
                Dividends on preferred stock                                       546                  865
                Other                                                              694                  756
       Billings in excess of costs                                                  --                  415
       Deferred revenue                                                             76                  996
       Income taxes payable                                                         67                   --
                                                                      ----------------       --------------
                Total current liabilities                                        3,941                4,964

Non-current portion of notes payable                                             4,004                1,002
Deferred income taxes                                                              126                   81
Commitments and contingencies

Preferred stock, par value $.01 per share,
       authorized 100,000 shares:
       Series A convertible, redeemable preferred stock,
                designated 40,000 shares, issued and
                outstanding 25,000 and -0- shares                                2,500                   --
       Series B redeemable preferred stock, designated
                5,000 shares, issued and outstanding 2,750
                and -0- shares                                                   2,152                   --

Shareholder's equity:
       Common stock, par value $.01 per share - authorized
                20,000,000 shares, issued 5,995,830 shares                          60                   60
       Preferred stock, par value $.01 per share,
                authorized 100,000 shares:
                Series C redeemable preferred stock, designated
                          issued and outstanding -0- and 25,000
                          shares                                                    --                2,500
                Series D convertible redeemable preferred stock,
                          designated, issued and outstanding -0-
                          and 2,750 shares                                          --                2,152
                Series E convertible redeemable preferred stock,
                          designated -0- and 2,000 shares, issued and
                          outstanding -0- and 1,926 shares                          --                1,926
                Series F convertible redeemable preferred stock,
                          designated, issued and outstanding -0-
                          and 1,000 shares                                          --                1,000
       Additional paid-in-capital                                               40,793               40,198
       Warrants                                                                    598                  598
       Deferred compensation                                                      (104)                  --
       Treasury stock at cost, 1,800 and 8,167 shares                               (6)                 (27)
       Retained deficit                                                        (27,752)             (30,428)
                                                                      ----------------       --------------
Total shareholders' equity                                                      13,589               17,979
                                                                      ----------------       --------------

Total liabilities and shareholders' equity                            $         26,312       $       24,026
                                                                      ================       ==============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)


                                                             Year           Year          Year
                                                             Ended          Ended         Ended
                                                          December 31,   December 31,   December 31,
                                                             1997           1998           1999
                                                          ------------   ------------   ------------

Revenue                                                   $     9,596    $    15,291    $    24,977

Cost of sales                                                   5,988          8,781         15,558
                                                          -----------    -----------    -----------

Gross profit                                                    3,608          6,510          9,419

Selling, general & administrative                              14,517         13,937         11,841
                                                          -----------    -----------    -----------

Loss from operations                                          (10,909)        (7,427)        (2,422)

Interest expense (income), net                                   (413)            (7)           173
                                                          -----------    -----------    -----------

Loss before provision for income taxes                        (10,496)        (7,420)        (2,595)

Provision for income taxes                                         45            ---             10
                                                          -----------    -----------    -----------

Loss before equity loss                                       (10,541)        (7,420)        (2,605)

Equity in loss of non-consolidated corporation                    ---             28             72
                                                          -----------    -----------    -----------

Loss from continuing operations                               (10,541)        (7,448)        (2,677)

Income (loss) of disposed segment,
                  net of income tax                              (162)           220            ---
Gain on disposal of segment                                       ---          1,437              1
                                                          -----------    -----------    -----------

(Gain) loss from discontinued operations                         (162)         1,657              1
                                                          -----------    -----------    -----------

Net loss                                                      (10,703)        (5,791)        (2,676)

Accretion and dividends on preferred stock                        232            779            699
                                                          -----------    -----------    -----------

Net loss attributable to common shareholders              $   (10,935)   $    (6,570)   $    (3,375)
                                                          ===========    ===========    ===========

Loss per common share from continuing
                  operations - basic and diluted          $     (2.09)   $     (1.50)   $     (0.56)
                                                          ===========    ===========    ===========

Income (loss) per common share from
                  discontinued operations - basic and
                   diluted                                $     (0.03)   $      0.30    $      0.00
                                                          ===========    ===========    ===========

Net loss per common share - basic and diluted             $     (2.12)   $     (1.20)   $     (0.56)
                                                          ===========    ===========    ===========

Weighted average shares outstanding - basic and diluted     5,157,399      5,466,979      5,972,001
                                                          -----------    -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            (Dollars in thousands)


                                                   Series C            Series D               Series E               Series F
                                                  Redeemable    Convertible Redeemable Convertible Redeemable Convertible Redeemable

                               Common Stock     Preferred Stock    Preferred Stock        Preferred Stock        Preferred Stock
                            ------------------- --------------- ---------------------- ---------------------- ----------------------

                             Shares   Par Value Shares  Balance    Shares   Balance       Shares   Balance       Shares   Balance
                            --------- --------- ------- ------- ---------- ----------- ---------- ----------- ---------- -----------


Balance, December 31, 1996  5,184,067  $   52      ---   $  ---      ---    $  ---          ---    $  ---          ---     $  ---

 Forfeiture of restricted
  common stock                 (1,800)    ---      ---      ---      ---       ---          ---       ---          ---        ---
 Amortization of deferred
  compensation                    ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Accretion of Series A
  convertible, redeemable
  preferred stock                 ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Accrual of dividends on
  Series A convertible,
  redeemable preferred
  stock                           ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Net loss                         ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
                            ---------  ------   ------   ------    -----    ------        -----    ------        -----     ------
Balance, December 31, 1997  5,182,267  $   52      ---   $  ---      ---    $  ---          ---    $  ---          ---     $  ---

 Issuance of common stock
  in acquisition              811,763       8      ---      ---      ---       ---          ---       ---          ---        ---
 Issuance of warrants             ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Amortization of deferred
  compensation                    ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Beneficial conversion
  feature of Series B
  redeemable preferred
  stock                           ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Accretion of Series B
  redeemable preferred
  stock                           ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Accrual of dividends on
  Series A convertible,
  redeemable preferred
  stock and Series B
  redeemable preferred
  stock                           ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Option issuance to
  non-employees                   ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Net loss                         ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
                            ---------  ------   ------   ------    -----    ------        -----    ------        -----     ------
Balance, December 31, 1998  5,994,030  $   60      ---   $  ---      ---    $  ---          ---    $  ---          ---     $  ---

 Forfeiture of restricted
  common stock                 (6,367)    ---      ---      ---      ---       ---          ---       ---          ---        ---
 Amortization of deferred
  compensation                    ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Issuance of Series C
  redeemable preferred
  stock in exchange for
  Series A convertible,
  redeemable preferred
  stock                           ---     ---   25,000    2,500      ---       ---          ---       ---          ---        ---
 Issuance of Series D
  convertible redeemable
  preferred stock in
  exchange for Series B
  redeemable preferred
  stock                           ---     ---      ---      ---    2,750     2,152          ---       ---          ---        ---
 Issuance of Series E
  convertible redeemable
  preferred stock in
  exchange for promissory
  note                            ---     ---      ---      ---      ---       ---        1,926     1,926          ---        ---
 Issuance of Series F
  convertible redeemable
  preferred stock in
  exchange for promissory
  note                            ---     ---      ---      ---      ---       ---          ---       ---        1,000      1,000
 Beneficial conversion
  feature of Series F
  convertible redeemable
  preferred stock                 ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Accretion of Series F
  convertible redeemable
  preferred stock                 ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Accrual of dividends on
  preferred stock                 ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Option issuance to
  non-employees                   ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
 Net loss                         ---     ---      ---      ---      ---       ---          ---       ---          ---        ---
                            ---------  ------   ------   ------    -----    ------        -----    ------        -----     ------
Balance, December 31, 1999  5,987,663  $   60   25,000   $2,500    2,750    $2,152        1,926    $1,926        1,000     $1,000
                            =========  ======   ======   ======    =====    ======        =====    ======        =====     ======




                                                             Additional                       Treasury Stock             Total
                                                              Paid-In              Deferred   -------------- Retained Shareholders'
                                                              Capital   Warrants Compensation  Shares  Cost   Deficit    Equity
                                                             ---------- -------- ------------ -------  ----- -------- -------------

Balance, December 31, 1996                                   $37,905     $ ---      $(377)       ---   $---  $(11,258)  $ 26,322

 Forfeiture of restricted common stock                           (21)      ---         27      1,800     (6)      ---        ---
 Amortization of deferred compensation                           ---       ---        122        ---    ---       ---        122
 Accretion of Series A convertible, redeemable
  preferred stock                                                (20)      ---        ---        ---    ---       ---        (20)
 Accrual of dividends on Series A convertible,
  redeemable preferred stock                                    (212)      ---        ---        ---    ---       ---       (212)
 Net loss                                                        ---       ---        ---        ---    ---   (10,703)   (10,703)
                                                             -------    ------     ------      -----   ----  --------   --------
Balance, December 31, 1997                                   $37,652     $ ---      $(228)     1,800   $ (6) $(21,961)  $ 15,509

 Issuance of common stock in acquisition                       3,424       ---        ---        ---    ---       ---      3,432
 Issuance of warrants                                            ---       598        ---        ---    ---       ---        598
 Amortization of deferred compensation                           ---       ---        124        ---    ---       ---        124
 Beneficial conversion feature of Series B
  redeemable preferred stock                                     485       ---        ---        ---    ---       ---        485
 Accretion of Series B redeemable
  preferred stock                                               (485)      ---        ---        ---    ---       ---       (485)
 Accrual of dividends on Series A convertible,
  redeemable preferred stock and
  Series B redeemable preferred stock                           (294)      ---        ---        ---    ---       ---       (294)
 Option issuance to non-employees                                 11       ---        ---        ---    ---       ---         11
 Net loss                                                        ---       ---        ---        ---    ---    (5,791)    (5,791)
                                                             -------    ------     ------      -----   ----  --------   --------

Balance, December 31, 1998                                   $40,793    $  598     $ (104)     1,800   $ (6) $(27,752)  $ 13,589

 Forfeiture of restricted common stock                           (75)      ---         96      6,367    (21)      ---        ---
 Amortization of deferred compensation                           ---       ---          8        ---    ---       ---          8
 Issuance of Series C redeemable preferred
  stock in exchange for Series A
  convertible, redeemable preferred stock                        ---       ---        ---        ---    ---       ---      2,500
 Issuance of Series D convertible redeemable
  preferred stock in exchange for Series B
  redeemable preferred stock                                     ---       ---        ---        ---    ---       ---      2,152
 Issuance of Series E convertible redeemable
  preferred stock in exchange for
  promissory note                                                ---       ---        ---        ---    ---       ---      1,926
 Issuance of Series F convertible redeemable
  preferred stock in exchange for
  promissory note                                                ---       ---        ---        ---    ---       ---      1,000
 Beneficial conversion feature of Series F
  convertible redeemable preferred stock                         176       ---        ---        ---    ---       ---        176
 Accretion of Series F convertible redeemable
  preferred stock                                               (176)      ---        ---        ---    ---       ---       (176)
 Accrual of dividends on preferred stock                        (523)      ---        ---        ---    ---       ---       (523)
 Option issuance to non-employees                                  3       ---        ---        ---    ---       ---          3
 Net loss                                                        ---       ---        ---        ---    ---    (2,676)    (2,676)
                                                             -------    ------     ------      -----   ----  --------   --------
Balance, December 31, 1999                                   $40,198    $  598     $  ---      8,167   $(27) $(30,428)  $ 17,979
                                                             =======    ======     ======      =====   ====  ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)


                                                                     Year         Year          Year
                                                                     Ended        Ended         Ended
                                                                  December 31, December 31, December 31,
                                                                     1997         1998         1999
                                                                 ------------- ----------- ------------

Cash flows from operating activities:
    Net loss                                                      $(10,703)   $ (5,791)   $ (2,676)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
           Depreciation and amortization                             4,026       3,414       2,510
           Amortization of deferred compensation                       122         124           8
           Cost of fixed assets sold                                   ---         ---         391
           Loss from disposal of assets                                984         400          87
           Loss from impairment of assets                              241       2,765         ---
           Minority interest in loss of
                              non-consolidated corporation             ---          28          72
           Gain on disposal of segment                                 ---      (1,462)        ---
    Changes in certain assets and liabilities:
           Accounts receivable                                        (636)        633      (1,366)
           Inventory                                                   (53)       (301)       (295)
           Prepaid expenses                                            (78)        (35)       (112)
           Software development costs                                 (327)        (20)        ---
           Assets held for resale                                      ---         (15)         (4)
           Other assets                                                383        (308)         18
           Accounts payable                                         (1,100)       (235)         91
           Accrued liabilities                                         462        (353)        203
           Billings in excess of costs                                 ---         ---         658
           Income taxes payable                                        ---         ---        (112)
           Deferred revenues                                           916         (14)        920
           Customer deposits                                          (695)        ---         ---
                                                                  --------    --------    --------
       Net cash flows from operating activities                     (6,458)     (1,170)        393
                                                                  --------    --------    --------

Cash flows from investing activities:
           Proceeds from sale of assets                                185           9          36
           Capital expenditures                                     (3,110)       (372)       (374)
           Change in assets and liabilities of disposed segment        ---         (90)        ---
           Proceeds from disposal of subsidiary                        ---       2,345         463
           Acquisition of subsidiaries                                 ---      (2,250)        ---
                                                                  --------    --------    --------
              Net cash flows from investing activities              (2,925)       (358)        125
                                                                  --------    --------    --------

Cash flows from financing activities:
         Issuance of Series B redeemable preferred stock and
                                   warrants                            ---       2,750         ---
         Payment of dividends on preferred stock                       ---         (37)       (204)
         Proceeds from (repayment of) line of credit                   ---       1,483        (856)
         Debt acquisition costs                                        ---         (54)         (3)
         Retirement of subsidiary debt                                 ---        (700)        ---
         Payments on notes payable                                     (42)     (6,206)        (77)
                                                                  --------    --------    --------
            Net cash flows from financing activities                   (42)     (2,764)     (1,140)
                                                                  --------    --------    --------

Net change in cash and cash equivalents                             (9,425)     (4,292)       (622)
Cash and cash equivalents, beginning of period                      16,227       6,802       2,510
                                                                  --------    --------    --------
Cash and cash equivalents, end of period                          $  6,802    $  2,510    $  1,888
                                                                  ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLIN CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

     Allin Corporation ("the Company"), a Delaware corporation, functions as a holding company and wholly owns the subsidiaries noted below.

     Allin Consulting-California ("Allin Consulting-California"), a California corporation, generates revenue from fees for technology consulting services that develop and deploy Microsoft-based technology solutions. Operations are oriented around solution areas meeting customer information technology infrastructure, business operations, knowledge management and electronic business needs. Allin Consulting-California's services have been provided at various locations within the United States and internationally, mostly located near its operational headquarters in northern California. On November 20, 1998, the Company acquired MEGAbase, Inc., a California corporation specializing in software development services, and subsequently merged it into Allin Consulting-California.

     On August 13, 1998, the Company acquired all of the outstanding stock of Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), a Pennsylvania corporation. Allin Consulting-Pennsylvania generates revenue from fees under its contracts for technology consulting services for client/server and mainframe computer environments. Additionally, Allin Consulting-Pennsylvania provides specialized technology consulting services for the banking industry. Operations are oriented around solution areas meeting customer information technology infrastructure, business operations, knowledge management and electronic business needs. Allin Consulting-Pennsylvania's services are provided at various locations throughout the United States, mostly near its operational headquarters in Pennsylvania. The specialized banking industry services are provided at various locations nationally.

     Allin Interactive Corporation ("Allin Interactive"), a Delaware corporation, provides interactive media applications development, systems integration and consulting services. Allin Interactive also operates two interactive television systems previously installed on cruise ships. Revenue is derived from passengers aboard the cruise ships through usage of pay-per-view and gaming interactive services. Allin Interactive provides systems integration and consulting services from its Ft. Lauderdale, Florida headquarters and at various domestic and international locations. Transactional revenue from cruise ship systems is derived at sea and at various domestic and international ports of call on ships where Allin Interactive's system has been installed.

     Allin Digital Imaging Corp. ("Allin Digital"), a Delaware corporation, provides systems integration services for digital imaging systems, technical support and sale of ancillary digital imaging products. Allin Digital's services have been provided at various locations throughout the United States.

     Allin Network Products, Inc. ("Allin Network"), a California corporation, generates revenue from sales of computer related hardware and software. Allin Network's operations have to date been concentrated in northern California and near Pittsburgh, Pennsylvania. On February 3, 2000, Allin Network acquired assets utilized in the operations of Erie Computer Company, which sells computer related hardware and software and provides technology consulting services. See
Note 20.

     Allin Holdings Corporation ("Allin Holdings"), a Delaware corporation, provides treasury management services to the Company and its subsidiaries.

     All of the outstanding stock of SportsWave, Inc. ("SportsWave"), a Pennsylvania corporation, was sold by the Company on September 30, 1998. The results of operations for SportsWave for the years ended December 31, 1997 and 1998 and the gain recognized on the disposal are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave. See Note 8.

                        ALLIN CORPORATION & SUBSIDIARIES

     The Company is subject to a number of risks, including its limited operating history with its recent acquisitions, uncertainty as to future profitability; a history of net losses, accumulated deficit, liquidity, expiration of its line of credit in September 2000, development of new products; competition in its current and any future lines of business; management of growth; dependence on key personnel; rapidly changing technology; risks inherent in developing new markets; and fluctuation in operating results.

2.  Summary of Significant Accounting Policies:

     The following is a summary of the significant accounting policies affecting the Company's consolidated financial statements.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

     The Consolidated Balance Sheets as of December 31, 1998 and 1999 include the financial position of the Company, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive, Allin Digital, Allin Network and Allin Holdings as of those dates.

     The Consolidated Statement of Operations for the period ended December 31, 1997 includes the results of continuing operations of the Company, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and Allin Holdings. The Consolidated Statement of Operations for the period ended December 31, 1998 also includes the results of continuing operations for Allin Consulting-Pennsylvania subsequent to its acquisition. The Consolidated Statement of Operations for the period ended December 31, 1999 includes the results of continuing operations for all of the companies above.

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

Market Risk Sensitive Instruments

     The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

                        ALLIN CORPORATION & SUBSIDIARIES

Revenue and Cost of Sales Recognition

     Allin Consulting-California and Allin Consulting-Pennsylvania charge consulting fees for their Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Area services. The majority of engagements are billed on an hourly basis, with revenue and related cost of sales recognized as services are performed. Engagements are also performed on a fixed-price basis, with revenue and cost of sales recognized based on percentage of completion.

     Allin Interactive's recognition method for revenue and cost of sales for systems integration services and fixed-price consulting services is based on the size and expected duration of the project. For systems integration and fixed-price consulting projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion. Allin Interactive utilizes the proportion of labor cost incurred to expected total project labor cost as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other projects, revenue and cost of sales are recognized upon completion of the project. Time based consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and any associated cost of sales are recognized as the services are performed.

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

Accounts Receivable

     The Company's subsidiaries record accounts receivable based upon billing or revenue recognition for services and products. Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful.

     As of December 31, 1999, two significant customers comprised 20% and 14%, respectively, of the Company's accounts receivable. One significant customer accounted for 10% of the Company's 1999 revenue. As of December 31, 1998, one significant customer comprised 14% of the Company's accounts receivable. One significant customer accounted for 12% of the Company's 1998 revenue. Three significant customers accounted for 23%, 16% and 10%, respectively, of the Company's 1997 revenue.

Inventory

     Inventory, consisting principally of digital photography equipment and software and computer hardware, software and communications equipment, is stated at the lower of cost or market. The Company utilizes a specific identification method. Cost of sales and inventory value under this method approximate the first-in, first-out method.

                        ALLIN CORPORATION & SUBSIDIARIES

Property and Equipment

     Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. In the year of acquisition, the Company takes a full year of depreciation if the asset was purchased in the first six months of the year, and half a year of depreciation if the asset was purchased in the last six months of the year. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in Selling, General, and Administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 1997, 1998 and 1999 was approximately $1,847,000, $1,495,000, and
$1,149,000, respectively.

Assets Held for Resale

     Assets held for resale consisted of equipment purchased for an interactive media system installation in-process as of December 31, 1999 that was sold to the respective customers during the next fiscal year.

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

Intangible Assets

     Certain expenditures related to the organization and start-up of the Company and certain of its subsidiaries have been capitalized. Organizational and start-up costs have been completely amortized as of December 31, 1999.

     As of December 31, 1999, other intangible assets include values assigned in recording the acquisitions of Allin Consulting-California, Allin Consulting-Pennsylvania and MEGAbase under Accounting Principals Board Opinion No. 16, "Accounting for Business Combinations" (APB No. 16). Portions of the purchase price for Allin Consulting-California have been attributed to an employment agreement, assembled work force, customer list and goodwill, with useful lives of two, seven, five and seven years, respectively. The employment agreement was fully amortized as of December 31, 1998. Portions of the purchase price for Allin Consulting-Pennsylvania have been attributed to assembled work force, customer list and goodwill, with useful lives of five, fourteen and thirty years, respectively. A portion of the purchase price for MEGAbase has been attributed to goodwill, with a useful life of seven years.

     As of December 31, 1997, other intangible assets included portions of the purchase price for Allin Consulting-California as noted above and additionally included a value assigned for a trade-name with a useful life of forty years. The unamortized value of the trade-name was written off in 1998 due to the change in name of Allin Consulting-California.

     Material intangible asset balances were recorded based on appraised values and are being amortized on a straight-line basis over their respective estimated economic useful lives.

                        ALLIN CORPORATION & SUBSIDIARIES

Impairment of Long-Lived Assets

     The Company follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset, would be compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow is required. See Note 9.

Billings in Excess of Costs

     Billings in excess of costs relates to Allin Interactive projects for which revenue and cost of sales are being recognized on a percentage of completion basis or over the minimum period of associated maintenance obligations for interactive television systems. Billings in excess of costs consists of amounts billed for projects recognized on a percentage of completion basis but not yet recognized as revenue net of costs associated with these projects and with interactive system sales recognized over the minimum period of associated maintenance obligations which have not yet been recognized as cost of sales.
See Note 17.

Deferred Revenue

     Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods or relate to sales of interactive television systems for which revenue is being recognized pro rata over the minimum life of associated system maintenance obligations. Such amounts are recognized as revenue when services are performed or over the remaining life of the maintenance obligations. As of December 31, 1998 and 1999, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date. See Note 17.

Advertising and Promotions

     Expenditures for advertising and promotions were approximately $558,000, $118,000, and $194,000, respectively, for the years ended December 31, 1997, 1998, and 1999. Expenditures for advertising and promotions are expensed as incurred.

Income Taxes

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

Financial Instruments

     The Company's December 31, 1998 Consolidated Balance Sheet includes two notes payable to shareholders which relate to the acquisitions of Allin Consulting-California and Allin Consulting-Pennsylvania, respectively. The notes payable are recorded at the face value of the instruments.

     In May 1999, the note payable associated with the acquisition of Allin Consulting-Pennsylvania and a portion of the note associated with the acquisition of Allin Consulting-California were exchanged for like amounts of the Company's Series E Convertible Redeemable Preferred Stock and Series F Convertible Redeemable Preferred Stock, respectively. See Note 3. The notes payable are recorded at the face value of the instrument. The Company accrues interest at fixed rates. Interest payments were not required in 1999.

     All other financial instruments are classified as current and will be utilized within the next operating cycle.

                        ALLIN CORPORATION & SUBSIDIARIES

Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". See Note 6.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the periods ended December 31, 1998 and 1999 would be immaterial.

Supplemental Disclosure of Cash Flow Information

     Cash payments for income taxes were approximately $131,000, $85,000, and $255,000 during the years ended December 31, 1997, 1998, and 1999, respectively. Cash payments for interest were approximately $29,000, $81,000, and $153,000 during the years ended December 31, 1997, 1998, and 1999, respectively.

     Dividends of approximately $212,000, $258,000 and $347,000 were accrued but unpaid during the years ended December 31, 1997, 1998 and 1999, respectively, on outstanding shares of the Company's preferred stock. Cash payments of dividends were approximately $-0-, $37,000 and $204,000 during the years ended December 31, 1997, 1998 and 1999, respectively.

     The non-cash investing and financing activities for the year ended December 31, 1998 are as follows:

  Issuance of common stock in connection with acquisitions                $3,450,000
  Grant of non-employee options                                               11,000

     The non-cash investing and financing activities for the year ended December 31, 1999 are as follows:

  Issuance of Series C redeemable preferred stock                         $ 2,500,000
  Issuance of Series D convertible redeemable preferred stock             $ 2,152,000
  Issuance of Series E convertible redeemable preferred stock             $ 1,926,000
  Issuance of Series F convertible redeemable preferred stock             $ 1,000,000
  Cancellation of Series A convertible redeemable preferred stock         $(2,500,000)
  Cancellation of Series B redeemable preferred stock                     $(2,152,000)
  Cancellation of promissory note                                         $(1,926,000)
  Cancellation of portion of promissory note                              $(1,000,000)
  Grant of non-employee options                                                 3,000

                        ALLIN CORPORATION & SUBSIDIARIES

3.  Preferred Stock

     The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock and 1,000 as Series F Convertible Redeemable Preferred Stock. On May 31, 1999, all of the Company's outstanding Series A and B preferred stock was exchanged for like numbers of shares of the Company's Series C and D preferred stock, respectively. The Company will not issue any additional shares or Series A or B preferred stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series E, Series F, Series D and Series C. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, and amended as of October 1, 1999, prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for dividends payable in the ordinary course of business on the Company's Series D, E and F preferred stock. The Loan and Security Agreement expires September 30, 2000. Each of the Certificates governing the Series C, D, E and F preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Series C Redeemable Preferred Stock

     On May 31, 1999, the holders of all of the 25,000 outstanding shares of the Company's Series A Convertible Redeemable Preferred Stock exchanged their shares for a like number of shares of the Company's Series C Convertible Preferred Stock, having a liquidation preference of $100 per share. As of December 31, 1999, all of the Series C preferred stock remained outstanding. There is no mandatory redemption date for the Series C preferred stock whereas mandatory redemption had been required on June 30, 2006 for the Series A preferred stock. Series C preferred stock accrues dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% of the liquidation value thereof per annum and will be payable quarterly, subject to legally available funds.

     The 25,000 Series A shares were convertible into an aggregate of 203,385 common shares, an approximate $12.29 per common share conversion rate, at the option of the holder, during the period from May 6, 1997 through December 6, 1997. The conversion price reflected an illiquidity discount from the subsequent initial public offering price and was representative of fair value of the common shares as of the date of issuance. None of the Series A preferred shares were converted into common shares during this period. Series A preferred shares were not convertible into common shares thereafter. Series C preferred shares are not convertible into common shares.

     The aggregate value of the Series A preferred shares issued, $2,500,000, was recorded net of $50,000 to reflect transaction costs related to the preferred stock issuance. During the year ended December 31, 1997, $20,000 of accretion was recorded.

     Dividends on Series A preferred shares of $212,000, $230,000 and $101,000 were accrued during the fiscal years ended December 31, 1997, 1998 and 1999, respectively. Dividends on Series C preferred shares of $148,000 were accrued during the fiscal year ended December 31, 1999. As of December 31, 1998, approximately $518,000 of dividends had been accrued for Series A preferred stock. No dividends were paid on Series A preferred stock and accrued dividends as of May 31, 1999 were assumed under the issuance of Series C preferred stock in exchange for the Series A shares. Accrued but unpaid dividends on Series C preferred stock were approximately $767,000 as of December 31, 1999. No dividends have been paid to date on Series C preferred shares. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

                        ALLIN CORPORATION & SUBSIDIARIES

Series D Convertible Redeemable Preferred Stock

     On May 31, 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B Redeemable Preferred Stock, which had been issued on August 13, 1998, exchanged their shares for a like number of shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. As of December 31, 1999, all of the Series D preferred stock remained outstanding. There is no mandatory redemption date for the Series D preferred stock whereas mandatory redemption had been required for Series B preferred stock on the earlier of August 13, 2003 or following certain asset sales by the Company, as defined in the Certificate of Designation for Series B preferred stock, which is filed as an exhibit to the Company's Current Report on Form 8-K dated as of August 13, 1998. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October.

     In August 1998, the Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series B preferred stock was recorded at approximately $2,152,000, which value was carried forward to the Series D preferred stock upon the May 1999 exchange of preferred shares.

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

     Shareholder approval of the convertibility feature of the Series B preferred shares resulted in the issuance of preferred stock with a non-detachable conversion feature that was "in the money" at the date of approval. Therefore, a beneficial conversion feature was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during 1998, the fiscal year in which the conversion feature was approved. The value of the beneficial conversion feature, approximately $485,000, was calculated by determining the number of common shares that would be issued assuming conversion at the market price at the date of shareholder approval and the number to be issued at the conversion price and multiplying the difference in number of common shares by the market price.

     The beneficial conversion feature was treated as an immediate dividend to the Series B preferred shareholders since the Series B preferred shareholders had rights for immediate conversion upon common shareholder approval. Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval. Since the Company had an accumulated deficit as of the approval date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity.

     The beneficial conversion feature resulted in additional accretion of preferred stock in determining net loss available to common shareholders during 1998, which resulted in lower earnings per share. The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.

     Dividends on Series B preferred shares of $65,000 and $68,000 were recorded during the fiscal years ended December 31, 1998 and 1999, respectively. Dividends on Series D preferred shares of $97,000 were accrued during the fiscal year ended December 31, 1999. As of December 31, 1998, approximately $28,000 of dividends had been accrued but unpaid for Series B preferred stock. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 1999.

                        ALLIN CORPORATION & SUBSIDIARIES

Series E Convertible Redeemable Preferred Stock

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-Pennsylvania with an outstanding principal balance of approximately $1,926,000 exchanged the promissory note for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. As of December 31, 1999, all of the Series E preferred stock remained outstanding. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock is redeemable solely at the option of the Company. Series E preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable quarterly, subject to legally available funds. Dividends are payable on the first day of each January, April, July and October.

     The promissory note would have converted to the Company's common stock if the principal balance was not repaid prior to August 13, 2000. Series E preferred stock is convertible to the Company's common stock on terms substantially identical to those of the promissory note. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000. These events are disclosed in the text of the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock filed as an exhibit to the Company's Current Report on Form 8-K filed on June 15, 1999.

     Dividends on Series E preferred shares of $69,000 were recorded during the fiscal year ended December 31, 1999. As of December 31, 1999, approximately $30,000 of dividends had been accrued but unpaid for Series E preferred stock.

Series F Convertible Redeemable Preferred Stock

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock is redeemable solely at the option of the Company. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. The dividends will accrue until April 15, 2000, when accrued dividends will be payable subject to legally available funds. Dividends will be payable and will compound quarterly after April 15, 2000, subject to legally available funds.

     Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, or
(ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by

                        ALLIN CORPORATION & SUBSIDIARIES

Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236. The amended and restated promissory note is not convertible into the Company's common stock.

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

     Dividends on Series F preferred shares of $41,000 were accrued during the fiscal year ended December 31, 1999. No dividends were paid on Series F preferred stock during 1999.

4.  Warrants for Common Stock

     In 1998, Series B preferred shareholders also received warrants to purchase an aggregate of 647,059 shares of common stock at $4.25 per share. Issuance of common stock upon exercise of the warrants was approved on December 31, 1998 by the holders of a majority of the Company's common shares. The Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to warrants, approximately $598,000 is reflected as a component of shareholders' equity. The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive.

5.   Stock Based Compensation and Restricted Stock Award

     On October 25, 1996, the Company adopted the "1996 Stock Plan" ("the 1996 Plan") for executive management, non-employee directors, employees and consultants of the Company and its subsidiaries. The 1996 Plan provided for the issuance of up to 266,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options. As of December 31, 1999, 72,699 shares remained available for future grants under the 1996 Plan.

     Stock options awarded under the 1996 Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date, except for 53,000 options which vested on grant date and 14,760 options awarded to former SportsWave employees which vested upon sale of that company. The right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason, except for the 67,760 shares noted above, which do not include an early expiration provision.

                        ALLIN CORPORATION & SUBSIDIARIES

     The Company granted 26,668 restricted shares under the 1996 Plan to employees of Allin Consulting-California on November 6, 1996. Allin Consulting-California recorded deferred compensation for the restricted shares based on market value of the shares at date of grant and recorded amortization over three years on a straight-line basis. The Company has recognized approximately $122,000, $124,000 and $8,000 of compensation expense related to the restricted stock during the periods ended December 31, 1997, 1998 and 1999, respectively. During 1997 and 1999, 1,800 and 6,367, respectively, of the restricted shares were forfeited and reverted to treasury stock. Forfeitures were due to termination of the employees' association with Allin Consulting-California. There were no forfeitures in 1998. The restricted shares vested three years after grant date. On November 6, 1999, the original restriction lapsed on the remaining 18,501 shares which were held by individuals who had remained employees or consultants of the Company throughout the three-year period.

     On May 8, 1997, the Company's stockholders approved the Company's "1997 Stock Plan" ("the 1997 Plan") which reserved an aggregate of 300,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options. As of December 31, 1999, 10,790 shares remained available for future grants under the 1997 Plan. The Company recognized approximately $11,000 and $3,000, respectively, of expense during the years ended December 31, 1998 and 1999 for options awarded to non-employees under the 1997 Plan.

     Options awarded under the 1997 Stock Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 18,750 options which vested on grant date, 11,650 options awarded to former SportsWave employees which vested upon sale of that company and 100,000 options which will vest on the earlier to occur of May 15, 2001 or the date of a change in control of the Company, as defined in a certain employment agreement. For grants made to date, the right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason.

     On December 31, 1998, the Company's stockholders approved the Company's "1998 Stock Plan" ("the 1998 Plan") which reserved an aggregate of 375,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. Forfeited stock options under the 1998 Stock Plan may be reissued. As of December 31, 1999, 71,242 shares remained available for future grants under the 1998 Plan.

     Options awarded under the 1998 Plan to date are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 60,000 options which will vest on the earlier to occur of May 15, 2001 or the date of a change in control of the Company, as defined in a certain employment agreement. Rights to purchase shares for awards made to date under the 1998 Plan expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason.

                        ALLIN CORPORATION & SUBSIDIARIES

Summary of Stock Option Activity from 1997 through 1999:
--------------------------------------------------------

                                      1996 Plan                         1997 Plan                         1998 Plan
                           -------------------------------   -------------------------------   -------------------------------
                                               Weighted-                         Weighted-                         Weighted-
                              Number of         Average         Number of         Average         Number of         Average
                               Options      Exercise Price       Options      Exercise Price       Options      Exercise Price

December 31, 1996
Outstanding                    202,550           $15.03              ---              ---              ---              ---
Exercisable                     21,000           $15.00              ---              ---              ---              ---

1997
Granted                         27,500           $18.23           70,050            $6.19              ---              ---
Forfeitures                     58,400           $14.91              500            $4.50              ---              ---
Exercised                          ---              ---              ---              ---              ---              ---
Expired                            ---              ---              ---              ---              ---              ---
                         ------------------------------------------------------------------------------------------------------
December 31, 1997
Outstanding                    171,650           $15.58           69,550            $6.25              ---              ---
Exercisable                     51,130           $15.39           10,000            $4.50              ---              ---

1998
Granted                        132,500           $ 4.49          229,200            $4.42              ---              ---
Forfeitures                     70,750           $16.33            7,750            $5.74              ---              ---
Exercised                          ---              ---              ---              ---              ---              ---
Expired                            ---              ---              ---              ---              ---              ---
                         ------------------------------------------------------------------------------------------------------
December 31, 1998
Outstanding                    233,400           $ 9.06          291,000            $4.82              ---              ---
Exercisable                     74,030           $13.58           38,040            $5.56              ---              ---

1999
Granted                         42,000           $ 4.75            1,250            $2.66          340,398            $3.25
Forfeitures                    100,600           $ 4.80            3,040            $5.29           36,640            $3.25
Exercised                          ---              ---              ---              ---              ---              ---
Expired                            ---              ---              ---              ---              ---              ---
                         ------------------------------------------------------------------------------------------------------
December 31, 1999
Outstanding                    174,800           $ 7.54          289,210            $4.81          303,758            $3.25
Exercisable                    114,060           $11.56           69,900            $5.21              ---              ---

                        ALLIN CORPORATION & SUBSIDIARIES

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants under the 1996, 1997 and 1998 Plans.

                                               1996 Plan            1997 Plan             1998 Plan
                                         -------------------  --------------------  -----------------
Risk free interest rate                            6.2 %                 5.7 %                 5.5 %
Expected dividend yield                            0.0 %                 0.0 %                 0.0 %
Expected life of options                         7 yrs.                7 yrs.                7 yrs.
Expected volatility rate                            57 %                  57 %                  57 %

                                                        1996 Plan           1997 Plan          1998 Plan
                                                    ------------------  -----------------  -----------------

Options originally issued at market:
Exercisable at December 31, 1999                               110,060             50,720                ---
Weighted average fair value of options granted
 during 1997                                                  $  10.03            $  3.20                ---

Weighted average fair value of options granted
 during 1998                                                  $   2.20            $  2.48                ---

Weighted average fair value of options granted
 during 1999                                                  $   3.06            $  1.68              $2.06


Options originally issued in excess of market:
Exercisable at December 31, 1999                                 4,000             19,180                ---
Weighted average fair value of options granted
 during 1997                                                       ---            $  2.12                ---

Weighted average fair value of options granted
 during 1998                                                  $   2.02                ---                ---

Weighted average fair value of options granted
 during 1999                                                       ---                ---                ---



Summary of Information for Stock Options Outstanding or Exercisable at December
-------------------------------------------------------------------------------
31, 1999:
--------

                                    1996 Plan                       1997 Plan                       1998 Plan
                           ----------------------------  --------------------------------  ----------------------------
                                            Weighted-                        Weighted-                      Weighted-
                             Number of       Average        Number of         Average        Number of       Average
                              Options       Exercise         Options         Exercise         Options       Exercise
                                              Price                           Price                           Price

Information for options
 outstanding at
 December 31, 1999:

Exercise Price:
Less than $3.00                      ---            ---            1,250            $2.66            ---            ---
From $3.00 to $3.99                5,000         $ 3.25            2,000            $3.25        303,758          $3.25
From $4.00 to $4.99               71,000         $ 4.59          249,460            $4.44            ---            ---
From $5.00 to $7.50                  ---            ---           36,500            $7.50            ---            ---
From $15.00 to $16.25             98,800         $15.06              ---              ---            ---            ---
                         ----------------------------------------------------------------------------------------------
                                 174,800         $10.47          289,210            $4.81        303,758          $3.25

                        ALLIN CORPORATION & SUBSIDIARIES

Summary of Information for Stock Options Outstanding or Exercisable at December
-------------------------------------------------------------------------------
31, 1999 (cont.):
----------------

                                    1996 Plan                       1997 Plan                       1998 Plan
                           ----------------------------  --------------------------------  ----------------------------
                                            Weighted-                        Weighted-                      Weighted-
                             Number of       Average        Number of         Average        Number of       Average
                              Options       Exercise         Options         Exercise         Options       Exercise
                                              Price                           Price                           Price

Information for options
 exercisable at
 December 31, 1999:

Exercise Price:
Less than $3.00                      ---            ---            1,250            $2.66            ---            ---
From $3.00 to $3.99                1,000         $ 3.25              400            $3.25            ---            ---
From $4.00 to $4.99               36,800         $ 4.57           49,150            $4.40            ---            ---
From $5.00 to $7.50                  ---            ---           19,100            $7.50            ---            ---
From $15.00 to $16.25             76,260         $15.05              ---              ---            ---            ---
                         ----------------------------------------------------------------------------------------------
                                 114,060         $11.56           69,900            $5.21            ---            ---

                                    1996 Plan                       1997 Plan                       1998 Plan
                           ----------------------------  --------------------------------  ----------------------------
                                            Weighted-                        Weighted-                      Weighted-
                             Number of       Average        Number of         Average        Number of       Average
                              Options      Contractual       Options        Contractual       Options      Contractual
                                              Life                             Life                           Life

Information for options
 outstanding at
 December 31, 1999:

Exercise Price:
Less than $3.00                      ---            ---            1,250        6.3 years            ---            ---
From $3.00 to $3.99                5,000      5.9 years            2,000        5.8 years        303,758      6.2 years
From $4.00 to $4.99               71,000      6.3 years          249,460        5.3 years            ---            ---
From $5.00 to $7.50                  ---            ---           36,500        4.8 years            ---            ---
From $15.00 to $16.25             98,800      3.8 years              ---              ---            ---            ---
                                        -------------------------------------------------------------------------------
                                 174,800      4.9 years          289,210        5.2 years        303,758      6.2 years

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

     Had compensation costs for the Company's Plans been determined consistent with SFAS No. 123, pro forma net loss and EPS would have been as follows:

          Year ended December 31                      1997                   1998                  1999
                                             ----------------------  ---------------------  -------------------

Pro forma net loss (dollars in thousands)                 $(11,026)               $(6,369)             $(3,034)
Pro forma loss per share                                  $  (2.18)               $ (1.31)             $ (0.63)

     See Note 20 for information regarding 1998 Plan options awarded subsequent to December 31, 1999.

                        ALLIN CORPORATION & SUBSIDIARIES

6.  Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company, excluding 26,218, 24,868 and 17,176 shares of outstanding restricted stock for 1997, 1998 and 1999, respectively. Prior to the expiration of their convertibility period, if any, the restricted stock, outstanding stock options, warrants and convertible preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the restricted stock, stock options and warrants, if their effect was not anti-dilutive, were 26,218, 702,451 and 717,749 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

  Calculation of Basic and Diluted Net Loss per Common
                         Share                                                      Year Ended December 31
       Dollars in thousands, except per share data                  1997                     1998                     1999

Net loss                                                               $  (10,703)              $   (5,791)             $    (2,654)

Accretion and dividends on preferred stock                                    232                      779                      699
                                                                       ----------               ----------              -----------
Net loss applicable to common shareholders                             $  (10,935)              $   (6,570)             $    (3,353)


Basic and diluted net loss per common share                             $   (2.12)               $   (1.20)              $    (0.56)
                                                                       ----------               ----------               ----------

Shares used in calculating basic and diluted net loss
 per common share                                                       5,157,399                5,466,979                5,972,001
                                                                       ----------               ----------               ----------


7.  Acquisitions

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

Allin Consulting-Pennsylvania

     On August 13, 1998, the Company acquired all of the issued and outstanding stock of Allin Consulting-Pennsylvania. The agreement for the purchase of Allin Consulting-Pennsylvania provided for payment of up to $16.0 million by the Company, including $14.4 million at closing and potential contingent payments of up to $1.6 million. Closing payment terms included a cash payment of approximately $2.4 million, issuance of 805,195 shares of the Company's common stock, based on a rate of $4.406 per share as specified in the acquisition agreement, secured promissory notes in the principal amounts of $6.2 and $2.0 million, and post-closing payment by or on behalf of Allin Consulting-Pennsylvania of an approximate $200,000 tax liability. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition. Allin Consulting-Pennsylvania had two

                        ALLIN CORPORATION & SUBSIDIARIES
outstanding notes due to a bank in the aggregate amount of approximately $627,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition. The acquisition was effective for accounting purposes as of August 1, 1998. Five months of Allin Consulting-Pennsylvania's results of operations are included in the Company's Consolidated Statement of Operations for 1998.

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

Cash                                                                     $   325
Working capital, other than cash                                           1,279
Furniture, equipment and leasehold improvements                              183
Notes payable to bank                                                       (627)
Other liabilities                                                            (51)
Assembled work force                                                         257
Customer base                                                              2,230
Goodwill                                                                  10,825
                                                                         -------
Net purchase price recorded                                              $14,421
                                                                        ========

     The secured promissory note for $6.2 million bore interest at 5% per annum payable at maturity. The full amount of principal and accrued interest on this note was paid in October 1998 utilizing proceeds from the sale of SportsWave (See Note 8), funds borrowed under a credit agreement with S&T Bank (see Note
13), and operating funds of the Company.

     During March and April of 1999, approximately $74,000 of the secured promissory note for $2.0 million was offset by Allin Consulting-Pennsylvania's payment of taxes due related to pre-acquisition operating periods. On May 31, 1999, the balance of the promissory note was exchanged for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. See Note 3.

     The agreement for purchase of Allin Consulting-Pennsylvania provided for contingent payments of up to $1.2 million in cash and $400,000 in the Company's common stock. The amount of the contingent payments was to be determined on the basis of Allin Consulting-Pennsylvania's Adjusted Operating Profit (as defined in the Stock Purchase Agreement for the acquisition) for the period beginning January 1, 1998 and ending December 31, 1998. The former Allin Consulting-Pennsylvania shareholders were entitled to receive aggregate contingent payments equal to $4.67 for each dollar by which Adjusted Operating Profit exceeded $1,671,681, subject to maximum contingent payments of $1,600,000. Any contingent payments due were to be made 75% in cash and 25% in the Company's common stock. The Company calculated Adjusted Operating Profit of approximately $1,179,000 for 1998 so no contingent payments were made to the selling shareholders.

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

                        ALLIN CORPORATION & SUBSIDIARIES

                                                           Year Ended                 Year Ended
(Dollars in thousands, except per share data)              December 31,               December 31,
                                                              1997                       1998
                                                        -----------------------------------------------

  Revenue                                                        $ 22,439                $ 23,567
  Loss from continuing operations                                 (10,962)                 (7,792)
  Net loss                                                        (10,055)                 (6,134)
  Net loss attributable to common shareholders                    (10,452)                 (7,014)
  Net loss per common share - basic and diluted                  $  (1.75)               $  (1.18)

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

     The acquisition of MEGAbase has been accounted for using the purchase method. The acquisition price has been allocated among the net assets of the acquired entity and goodwill. During 1999, the Company has reviewed the acquired MEGAbase operations and has revised its estimated economic life for goodwill to seven years.

     The agreement for purchase of MEGAbase provides for contingent payments of up to $800,000. The amount of the contingent payments is to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeds $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's common stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or (c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. The contingent payment date was originally scheduled to be no later than March 31, 2000, unless the Company selected (c) above, under which 50% of the principal due was scheduled to be payable no later than March 31, 2000 and 50% due one year later. The Company has determined any contingent payments due will be recorded as additional cost of the acquired enterprise. The

                        ALLIN CORPORATION & SUBSIDIARIES

Company and the former MEGAbase sole shareholder have not agreed upon the calculation of Allin Consulting-California's Development Practice Gross Margin for 1999. The Company has initiated litigation to resolve this matter. Due to the uncertainty involved in the litigation, the Company is unable to estimate the amount of the contingent payment, if any. When the matter is resolved, any additional purchase consideration to be paid will result in additional goodwill being recorded on Allin Consulting-California, which will be amortized over the estimated remaining life of goodwill associated with the MEGAbase acquisition.

Allin Consulting-California

     Kent Consulting Group, Inc. was acquired under an agreement closed coincident with the Company's initial public offering on November 6, 1996 and was merged into a wholly owned subsidiary of the Company, which was the surviving entity. The surviving entity subsequently carried forth the business operations of the acquired entity and in 1998, changed its name to Allin Corporation of California ("Allin Consulting-California"). In this note, the term Allin Consulting-California refers to both the acquired and surviving legal entities, as is appropriate for the context. In November 1998, the Company and the former sole shareholder of Allin Consulting-California, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California which fixed the amount of the payment due $2,000,000. The contingent payments to be made under the amended promissory note were recorded as additional cost of the acquired enterprise. The Company recorded a liability for these payments in November 1998. The fixing of the contingent payment amount and the recording of interest payable for the period from acquisition to amendment resulted in additional goodwill being recorded by Allin Consulting-California, which is being amortized over the then remaining estimated life for goodwill of five years.

     On May 31, 1999, the holder of the promissory note agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock. See
Note 3 for additional information concerning the exchange. The Second Amended and Restated Promissory Note (the "Second Note"), which was filed in its entirety as an exhibit to the Company's Current Report on Form 8-K filed June 15, 1999, provides for principal payments of $500,000 due on April 15, 2000 and October 15, 2000. The Second Note, however, provides that the Company may defer payment of principal at its option until April 15, 2005. The Second Note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. Accrued interest as of May 31, 1999 is payable on or before April 1, 2000. Quarterly interest payments are required beginning on April 15, 2000, subject to any prohibition under any agreement between the Company and a lender.

8.   Sale of SportsWave

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

     The sale of SportsWave represents disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for the periods ended December 31, 1997 and 1998 have been reclassified to equity basis interest in income or loss of disposed segment, which is presented after net loss from continuing operations.

                        ALLIN CORPORATION & SUBSIDIARIES

     The Company recognized a gain on disposal of SportsWave of approximately $1,437,000 in the period ended December 31, 1998. The Company recognized an additional gain of $1,000 in the period ended December 31, 1999 resulting from adjustment of an accrual for costs associated with the sale of SportsWave. The gains are also presented after net loss from continuing operations.

9.  Impairment of Long-Lived Assets

     Allin Interactive maintained an inventory of equipment removed from three Royal Caribbean Cruise Line ("Royal Caribbean") ship interactive television systems which had ceased operations during the second quarter of 1998, equipment from the Cunard Line Ltd. ("Cunard") ship Queen Elizabeth 2 system which had terminated operations in December 1997 and a system for the Norwegian Cruise Line ("NCL") ship Norway which had not been completed. From the time the equipment became available for reuse, Allin Interactive had sought alternative productive use of the equipment, which included substantive discussions with several cruise lines concerning installation of systems. During August 1998, the last of these substantive discussions was terminated by Carnival Cruise Lines ("Carnival") at the time it was announced that Carnival had contracted with a competitor for installation of an interactive television system aboard a Carnival ship. Discussions with Carnival at the time of these events also caused Allin Interactive's management to regard continued long-term operation of the interactive systems aboard two Carnival vessels to be in jeopardy. Under the terms of the Company's agreement with Carnival, discontinuation of management fees and/or termination of services could be made upon thirty days' notice. During August 1998, Allin Interactive also was informed by NCL that it wished to discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998, in accordance with the terms of its agreement. The Company determined that the events described represented facts and circumstances indicating that the carrying value of these assets may not be recoverable because of the lack of short-term prospect of reuse for the equipment maintained as inventory and because of a substantive prospect of termination of operations or lack of adequate cash flow due to the discontinuation of management fees for the operating systems. The Company determined estimated salvage values for all of the equipment and estimated undiscounted cash flows for the operating systems and determined that the assets were impaired. The Company recorded a loss of $2,765,000 during August 1998 to write-down the assets to estimated fair values. Operation of the Norwegian Dream system was terminated and the equipment removed in April 1999. Allin Interactive received a reduced interim management fee from January to April 1999. Carnival discontinued payment of management fees related to the interactive systems aboard two Carnival ships after August 1999, but has not terminated interactive television service on these ships.

     The Company reorganized its digital photography operations in early 1998. While the Company continues to own the proprietary digital imaging systems that had been developed in 1996 and 1997, their usage was less closely related to the systems integration services offered beginning in early 1998 as the primary product in the digital photography market. The underlying hardware configuration utilized by the Company's customers in Allin Digital's early operations under the new strategy was different than that originally used in developing the Company's proprietary digital imaging technology. Adaptations to the proprietary system were necessary for it to be effectively utilized with the new hardware configurations. The Company did not immediately pursue the additional development necessary for effective immediate utilization of the proprietary digital photography system in connection with its systems integration services because the Company wished to evaluate results under the new strategy prior to making additional capital commitments. The Company therefore believed that the change in business strategy during the first quarter of 1998 was an event which impaired the net realizable value of the proprietary digital photography system. Because use of the proprietary system in connection with systems integration services required additional development which the Company did not plan to pursue at that time, and due to the uncertainty of results of the new business strategy at that time, the Company believed the net realizable value of the system to be $-0- due to the impact of the events described above.
Consequently, the Company recorded a write-down of approximately $241,000, as of December 31, 1997, to reduce the net unamortized software development costs related to its digital photography system to $-0-. The loss was recognized as of December 31, 1997 because it represented significant new information regarding the realizability of assets between fiscal year-end and the release of financial statements. If the Company had not recorded the write-off as of December 31, 1997, it

                        ALLIN CORPORATION & SUBSIDIARIES
would have been required to record a reserve on the assets, which would have resulted in a similar income statement effect.

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

10.  Software Development Costs

     Software development costs capitalized were approximately $48,000, $21,000, and $-0- during the years ended December 31, 1997, 1998, and 1999, respectively, relating primarily to the Company's interactive television system and digital imaging technology. Amortization expense related to these and previously capitalized costs was approximately $410,000, $196,000, and $10,000 during the years ended December 31, 1997, 1998, and 1999, respectively. See Note 9 for additional information related to the Company's digital imaging technology.

     Research and development expense was approximately $212,000, $152,000, and $56,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

11.  Intangible and Other Assets

     Intangible and other assets consist of the following:


                           (Dollars in thousands)                                     December 31,
                                                                               --------------------------
                                                                                   1998          1999
                                                                               ------------  ------------

     Organizational and start-up costs, net of accumulated amortization of
     $45 and $49  (amortized over five years)................................             5           ---
     Assembled work force of acquired entities, net of accumulated
      amortization of $49 and $113 (amortized over five and seven years).....           296           232

     Customer lists of acquired entities, net of accumulated amortization of
      $118 and $301 (amortized over five and fourteen years).................         2,231         2,049

     Debt acquisition cost, net of accumulated amortization of  $13
      and $57 (amortized over one year)......................................            41           ---

     Equity in non-consolidated corporation..................................            72           ---
     Other assets, net of accumulated amortization of $2.....................             4             4
                                                                                     ------        ------

                                                                                     $2,649        $2,285
                                                                                     ======        ======

     See Note 12 for additional information regarding the equity in a non-consolidated corporation.

                        ALLIN CORPORATION & SUBSIDIARIES

12.  Equity in Non-Consolidated Corporation

     Allin Digital has an ownership interest of approximately 10.8% and 5.7%, respectively, in PhotoWave, Inc. ("PhotoWave"), formerly named Rhino Communications Corporation ("RCC"), as of December 31, 1998 and 1999. The initial investment was made in March 1998 through the contribution of certain assets previously used in its digital photography business and the rights to the name PhotoWave. An initial value of $100,000 was recorded for the investment, based on Allin Digital's initial stock ownership percentage of 20% in comparison to the initial cash capitalization of RCC for the remaining equity. The book value of the assets contributed approximated the value placed on the investment. Allin Digital's ownership percentage has been reduced as a result of additional capital contributions by third parties.

     The Company recognized losses of $28,000 and $72,000, respectively, during the periods ended December 31, 1998 and 1999 for its equity basis interest in the results of operations of PhotoWave, which are presented as equity losses in the Company's Consolidated Statements of Operations. Equity-basis losses reduced the carrying value of the Company's investment to $72,000 and $-0- as of December 31, 1998 and 1999. The investment balance of $72,000 as of December 31, 1998 was included with Other Assets on the Company's Consolidated Balance Sheets.

13.  Line of Credit and Notes Payable:

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank has agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but was amended to renew for a second one-year period. The expiration date of the S&T Loan Agreement is September 30, 2000. As of December 31, 1999, maximum borrowing availability was approximately $2,612,000.

     Borrowings are permitted under the S&T Loan Agreement for general working capital purposes, and were also originally permitted to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of Allin Consulting-Pennsylvania. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition-related debt. The Company has from time to time borrowed and subsequently repaid amounts under the revolving credit loan. As of December 31, 1998 and 1999, the balances outstanding on the line of credit were $1,483,000 and $650,000, respectively.

     Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. Since the initial borrowing under the credit facility on October 2, 1998, the applicable interest rate has varied from a low of 8.75% to a high of 9.50%. The applicable rate as of December 31, 1999 was 9.50%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. Interest expense of approximately $24,000 and $73,000 related to the line of credit borrowings was recorded during the periods ended December 31, 1998 and 1999. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including cash flow to interest ratio, insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The amendment renewing the line of credit as of October 1, 1999 changed the measurement period for the cash flow coverage covenant. The cash flow coverage ratio will be measured for each of the Company's fiscal quarters beginning October 1, 1999. Previously, the ratio had been computed monthly based on the most recent six months' results. S&T Bank waived the cash flow coverage covenant during the initial

                        ALLIN CORPORATION & SUBSIDIARIES
term of the loan for periods during which the Company was not in compliance. The Company is in compliance with all covenants under the amended S&T Loan Agreement.

     The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock and Series F Convertible Redeemable Preferred Stock. Each of the Certificates of Designation governing the Series C Redeemable Preferred Stock and the Series D, E and F preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or declared and funds are set aside for payment.

     The Company had a balance due on a line of credit with Wells Fargo Bank of approximately $23,000 as of December 31, 1998. This credit facility was originally obtained by MEGAbase to finance equipment purchases. The outstanding balance was assumed by the Company upon acquisition of MEGAbase. Outstanding borrowings under the line of credit bore interest ranging from 9.50% to 9.85% and were scheduled to mature in May 2003. The Company repaid all outstanding balances on this line of credit in April 1999.

     Non-current portion of notes payable on the Consolidated Balance Sheet as of December 31, 1998 included a note payable of $2,000,000 related to the acquisition of Allin Consulting-Pennsylvania. During April and May 1999, approximately $74,000 of the principal balance of this note was offset for Allin Consulting-Pennsylvania's payment of tax liabilities related to pre-acquisition periods. On May 31, 1999, the outstanding principal balance of $1,926,000 was exchanged for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The note bore interest at a rate of 6% per annum. Approximately $46,000 and $50,000, respectively, of interest expense was recorded in the periods ended December 31, 1998 and 1999 related to this note. All interest due under the note has been paid as of December 31, 1999. See Notes 3 and 7.

     Non-current portion of notes payable on the Consolidated Balance Sheet as of December 31, 1998 also included a note payable of $2,000,000 related to the acquisition of Allin Consulting-California. On May 31, 1999, the outstanding principal balance of the note was reduced by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock. The note bears interest at a rate of 7% per annum. Accrued interest as of May 31, 1999 is payable on or prior to April 1, 2000. Quarterly interest payments will thereafter be required starting April 15, 2000. Approximately $21,000 and $99,000, respectively, of interest expense was recorded in the periods ended
December 31, 1998 and 1999 related to this note.   See Notes 3 and 7.

     Allin Consulting-Pennsylvania acquired certain office equipment under a capital lease. As of December 31, 1998, current and non-current principal obligations under the lease are approximately $2,000 and $4,000, respectively. As of December 31, 1999, current and non-current principal obligations under the lease are approximately $2,000 and $2,000, respectively. Principal payments due under the capital lease are reflected as current and non-current portions of notes payable on the Consolidated Balance Sheets. The lease matures in October 2001.

14.   Liability for Employee Termination Benefits

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

     An accrual of approximately $81,000 was recorded as of December 3, 1999 to establish a liability for severance costs associated with an involuntary employee termination. Associated expenses were recorded in Selling, general & administrative expenses on the Consolidated Statement of Operations during this period. The involuntary termination involved an individual responsible for management of Allin Consulting-California's Knowledge Management Solution Area. As of December 31, 1999, none of the amount accrued had been paid. The accrued balance is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by July 2000.

     A reorganization charge of approximately $208,000 was recorded as of January 12, 1999 to establish a liability for severance costs associated with the termination of services of the Company's president. During the quarterly period ended December 31, 1999, additional expense of approximately $18,000 was recorded to adjust the

                        ALLIN CORPORATION & SUBSIDIARIES
reorganization charge previously recorded. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statements of Operations during these periods. As of December 31, 1999, approximately $201,000 of the amount accrued under the January 12, 1999 charge had been paid. The remaining balance, approximately $25,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by February 2000.

     A reorganization charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom have ceased employment with the Company. As of December 31, 1998, approximately $463,000 of the amount accrued under the February 4, 1998 charge had been paid. The remaining balance, approximately $28,000, was included in accrued compensation and payroll taxes on the Consolidated Balance Sheet as of December 31, 1998. As of December 31, 1999, all of the amount accrued under the February 4, 1998 reorganization charge had been paid.

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

     An accrual of approximately $31,000 was recorded as of September 30, 1997 to establish a liability for severance costs associated with a plan for involuntary employee terminations. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations as of that date. The plan included four proposed employee terminations. Included in the plan were technical support positions associated with digital photography and shipboard interactive television operations, and administrative support staff positions. All of the four positions included in the plan were eliminated. As of December 31, 1997, all of the amount accrued under the September 30, 1997 plan had been paid.

15.  Lease Commitments

     The Company leases office space and equipment under operating leases that expire at various times through 2004. Minimum future annual rental commitments for all non-cancelable operating leases as of December 31, 1999 are as follows:


         Minimum Future Lease Payments
     2000                             $441,000
     2001                              386,000
     2002                               76,000
     2003                               10,000
     2004                                3,000
                                      --------
     Total                            $916,000
                                      ========

                        ALLIN CORPORATION & SUBSIDIARIES

16.   License and Royalty Agreements:

License Agreements

     Allin Interactive had an agreement with a vendor that provides for a software license fee of $25,000 per interactive television installation and includes specified prices for various hardware components. This agreement expired in October 1999, and payments for license fees under this arrangement were $125,000, $-0- and $-0- for the periods ended December 31, 1997, 1998 and 1999, respectively. These fees were included with on-board equipment upon installation of the interactive systems. Allin Interactive did not utilize software licenses under this agreement for any new interactive systems subsequent to 1997.

Royalty Agreements

     Allin Interactive's contracts with certain cruise lines provide for specified royalty payments based upon adjusted gross revenue, as defined in the respective agreements. These royalty payments are adjusted upon reaching specified milestones for cumulative revenue generated by the interactive systems installations. Royalty expenses of approximately $42,000, $55,000, and $42,000 are included with selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999, respectively.


17.   Sale of Celebrity Ship Interactive Television Systems

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

  Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems to be sold. Upon satisfactory joint inspection of, and Celebrity's payment for, each interactive system, operational responsibility for that system shifted from Allin Interactive to Celebrity. Transactional revenue from pay-per-view movies, video gaming and management fees was terminated for Allin Interactive after the transfer of operational responsibility for each ship to Celebrity. Celebrity also assumed responsibility for operational staffing for each interactive system upon transfer of operational responsibility. The agreements between Allin Interactive and Celebrity also provided for transfer of operational responsibility for the interactive television system aboard the M.V. Mercury, which had previously been owned by Celebrity, but which had been operated by Allin Interactive on financial terms identical to the other systems operated on Celebrity vessels. Operational responsibility for the M.V. Mercury system transferred in September 1999 upon Celebrity's notice that it was prepared to assume operations. Allin Interactive lost transactional revenue and management fees subsequent to the transfer of operational responsibility for the M.V. Mercury system.

  Under the new maintenance agreement between Allin Interactive and Celebrity, Allin Interactive will provide ongoing technical support for the five interactive television systems on Celebrity ships for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance period ended March 17, 2000. Allin Interactive earned fixed monthly maintenance fees during the initial six-month maintenance period. For services provided in excess of a threshold number of hours during this period, Allin Interactive will charge additional hourly fees. Revenue for the four interactive television system sales is being recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's ongoing technical maintenance obligation. The net book values of the four owned systems are being recognized as cost of sales over the minimum period of the maintenance obligation.

                        ALLIN CORPORATION & SUBSIDIARIES

18.  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The components of the deferred tax assets and liabilities, as of December 31, 1998 and 1999, are as follows:

        Assets (liabilities)                               December 31,           December 31,
                                                               1998                   1999
                                                               ----                   ----
       (Dollars in thousands)
Net operating loss carryforward                            $  7,553                 $  7,095
Deferred revenue                                                ---                      217
Intangible asset differences                                    872                      717
Restricted stock grant                                          108                      ---
Fixed assets                                                   (460)                     447
Research and development                                       (234)                    (247)
Miscellaneous reserves                                           65                      401

Valuation allowance                                          (7,904)                  (8,630)
                                                         -----------------------------------
Net deferred income taxes from operations                  $   ---                  $    ---
                                                         ===================================

     The deferred income taxes liability balances of $126,000 and $81,000, respectively, as of December 31, 1998 and 1999, relate to a tax liability of Allin Consulting-Pennsylvania from pre-acquisition operations that was assumed by the Company as a component of the purchase price.

     As of December 31, 1999, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $19,200,000 and $12,000,000, respectively, which are scheduled to expire at various times from 2004 through 2019.

     The realization of the above tax benefits depends on the Company's ability to generate future taxable income. The Company has established valuation allowances as of December 31, 1998 and 1999 to offset these deferred tax benefits.

     The fiscal 1997 and 1999 income tax provisions of approximately $45,000 and $10,000, respectively, consist of currently payable state income taxes of certain subsidiaries. No income tax provision was recorded in fiscal 1998.

19.  Related Party Transactions:

Shareholder Notes Payable

The acquisition of Allin Consulting-Pennsylvania in August 1998 included two promissory notes issued by the Company in the amounts of $6,200,000 and $2,000,000, respectively, to a former shareholder of Allin Consulting-Pennsylvania who is currently a shareholder and director of the Company. The secured promissory note for $6,200,000 bore interest at 5% per annum and was paid in full in October 1998. The second secured promissory note bore interest at 6% per annum. During March and April 1999, the note was offset by approximately $74,000 for Allin Consulting-Pennsylvania's payment of tax liabilities related to the pre-acquisition period. On May 31, 1999, the outstanding balance of this note, approximately $1,926,000, was exchanged for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The Series E preferred stock will convert into shares of the Company's common stock if not redeemed on or before August 13, 2000. The Company recorded interest expense of approximately $89,000 and $50,000, respectively, and made interest payments of approximately $59,000 and $80,000 during the periods ended December 31, 1998 and 1999 related to these notes. See Notes 3, 7 and 13 for additional information concerning these notes and the exchange for preferred stock.

                        ALLIN CORPORATION & SUBSIDIARIES

     In November 1998, the Company and the former sole shareholder of Allin Consulting-California, who is currently a shareholder and formerly President of the Company, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California. Under the amendment, the amount of the payment was fixed at $2,000,000. The amended note provided for principal payments of $1,000,000 plus any accrued interest due on April 15, 2000 and October 15, 2000. The Company could, however, defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. During 1998, the Company recorded $280,000 as additional purchase consideration for the interest due from acquisition to amendment of the note. Approximately $21,000 of interest expense was also accrued related to this note in 1998. On May 31, 1999, the former sole shareholder of Allin Consulting-California agreed to a reduction in note principal balance of $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock. The Second Note provides for principal payments of $500,000 on April 15, 2000 and October 15, 2000. The Company can, however, defer payment of principal at its option until April 15, 2005. Accrued interest as of May 31, 1999 is due for payment on or before April 1, 2000. Interest is payable quarterly beginning April 15, 2000. Approximately $99,000 of interest expense was accrued in 1999 related to this note. See Notes 3, 7 and 13 for additional information concerning this note and the exchange for preferred stock.

Loan to Director and Officer

     During 1997, the Company made a $130,000 loan to a director and officer of the Company. This loan, including approximately $10,000 of unpaid interest, was forgiven in connection with the resignation of this director and officer. The write-off of this loan balance was recorded as of December 31, 1997. See Note 9.

Notes Receivable from Employees

     At December 31, 1998 and 1999, respectively, the Company had two long term notes due from employees. Outstanding balances on these notes were approximately $35,000 and $17,000 at December 31, 1998 and 1999, respectively. Both notes bear interest at fixed rates of 7%.

Services and Products Sold to Related Parties

     During 1997 and 1998, Allin Consulting-California provided computer network consulting services to three entities in which certain shareholders, directors and an officer of the Company own or owned interests. Fees charged were approximately $34,000 and $22,000 in 1997 and 1998, respectively. During 1999, computer network consulting services of approximately $4,000 were provided to one of these entities.

     During 1999, Allin Consulting-Pennsylvania provided computer network consulting services to two entities in which certain shareholders, directors and an officer of the Company own or owned interests. Fees charged were approximately $8,000.

     During 1997, 1998 and 1999, Allin Network sold computer hardware and components to two entities in which certain shareholders, directors and an officer of the Company own or owned interests. Revenue from these sales was approximately $23,000, $30,000 and $1,000 in 1997, 1998 and 1999, respectively.

     During 1999, Allin Digital sold and installed a digital imaging system to an entity in which a director of the Company has an ownership interest. Allin Digital recorded revenue related to this sale of approximately $44,000.

     During the fiscal year ended December 31, 1999, Allin Consulting-Pennsylvania performed technology consulting services for two entities for which a director of the Company serves as an executive officer. Fees charged these entities were approximately $27,000 and $1,000, respectively for the fiscal year ended December 31, 1999.

                        ALLIN CORPORATION & SUBSIDIARIES

Lease Arrangements

     Allin Interactive occupied office space under a lease agreement with an entity in which a director, a former director and former officers of the Company own interests. The agreement was terminated effective January 31, 1997. Rental expense under this agreement was approximately $3,700 in 1997.

     The Company leases office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $258,000, $295,000 and $302,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The current lease was effective as of February 1, 1997 with a term of five years to expire on January 31, 2002. In late 1997, an agreement was reached among the Company, the lessor and a third party for sublet of a portion of the office space, terminating any liability of the Company for the sublet space for the term of the lease. The Company assumed responsibility for design and build-out costs associated with the sublet agreement, which approximated $61,000 and were recorded in 1997. This amount includes approximately $13,000 in fees for an entity in which certain shareholders of the Company have an interest. The Company, the lessor and the same third party agreed on sublet of an additional portion of the office space in 1998 under similar terms. The Company also assumed responsibility for design and build-out costs associated with the second sublet agreement, which approximated $52,000 and were recorded in 1998. This amount includes approximately $13,000 in fees for an entity in which certain shareholders of the Company have an interest. As of December 31, 1999, minimum lease commitments under the lease were approximately $570,000.

     The Company provided office space on a month to month basis during 1997 and 1998 to an entity in which a former director had an interest. Rental charges were approximately $1,000 and $2,000 during 1997 and 1998.

     Allin Digital sublet office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $12,000 during the year ended 1997. The term of the sublet arrangement was on a month to month basis and was terminated in March 1997.

     Allin Consulting-California leases office space from a shareholder and former President of the Company. Rental expense was approximately $65,000 for each of the years ended December 31, 1997 and 1998, and approximately $41,000 for the year ended December 31, 1999. The lease is on a month-to-month basis.

     SportsWave leased office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $35,000 during 1997. The office lease expired on June 30, 1997.

Transactions with PhotoWave

     During 1998 and 1999, Allin Digital and Allin Interactive sold digital photography equipment and supplies and computer hardware to PhotoWave, in which Allin Digital holds a non-consolidated equity interest. A director of the Company also owns an interest in PhotoWave. The Company's Chairman of the Board serves as a director of PhotoWave. Sales were approximately $101,000 and $53,000 during the years ended December 31, 1998 and 1999, respectively.

     Allin Digital also has a commission-based referral agreement with PhotoWave under which PhotoWave earns commissions for referral of customers to Allin Digital. Commissions earned by PhotoWave under this agreement were $38,000 and $39,000 during the years ended December 31, 1998 and 1999, respectively.

Equipment Purchase

     During the year ended December 31, 1997, Allin Interactive purchased $49,000 of video production and broadcast equipment from an entity in which a director and former officers of the Company have an equity interest.

                        ALLIN CORPORATION & SUBSIDIARIES

Other Services

     Certain shareholders, a director, a former director and an officer of the Company have an equity interest in an entity which performs services for the Company and its subsidiaries related to visual media. Charges for these services were approximately $61,000, $13,000 and $-0- for the periods ended December 31, 1997, 1998 and 1999, respectively.

     Another entity in which a director and former officers of the Company have an equity interest performed commercial printing services for the Company and its subsidiaries. Charges for these services were approximately $51,000, $8,000 and $3,000 for the periods ended December 31, 1997, 1998 and 1999, respectively.

     An entity in which a shareholder and a former President of the Company has an interest provides technical consulting services to the Company. Charges for these services were approximately $15,000 for the period ended December 31, 1999.

     Data storage services were received from an entity in which certain shareholders of the Company have an equity interest. Charges for these services were approximately $2,000, $3,000 and $1,000 for the periods ended December 31, 1997, 1998 and 1999, respectively.

Reimbursements for Expenditures

     A director, a former director and former officers of the Company own interests in an entity that made purchases on behalf of the Company and its subsidiaries during the early phases of the Company's operations. This practice was discontinued in early 1997. Reimbursements for expenditures incurred on behalf of the Company and its subsidiaries were approximately $123,000 in 1997.

Sale of SportsWave

     In order to facilitate the sale of SportsWave in September 1998, the Company and the former shareholders of SportsWave agreed to a settlement of any contingent liability related to the earn-out provisions of the original stock purchase agreement for the Company's acquisition of SportsWave in 1996. The former shareholders of SportsWave include a former director, a director and officer and two shareholders of the Company, who in October 1998, received payments of $30,000, $12,000, $318,000 and $198,000, respectively, related to this liability settlement.

20.  Subsequent Events:

(a.) Acquisition of Assets of Erie Computer Company

     On February 3, 2000, Allin Network acquired certain assets utilized in the operations of Erie Computer Company ("Erie Computer"), previously an operating division of Patterson-Erie Corporation ("Patterson-Erie"). Erie Computer's operations include information technology consulting services, computer hardware, software and networking equipment sales and computer hardware service. Erie Computer is located in Erie, Pennsylvania and had operated for twenty-three years prior to Allin Network's acquisition of its assets. The asset acquisition is effective for accounting purposes as of February 1, 2000.

     The purchased assets included the computer hardware and software, furnishings, office equipment and supplies utilized in Erie Computer's operations, inventory consisting of computer-related hardware, software and supplies, vehicles, customer lists, rights to the name "Erie Computer Company' and all other tangible and intangible assets utilized in Erie Computer's operations. Allin Network has retained the Erie Computer employees and intends to continue use of the tradename "Erie Computer Company". The Company has also entered a lease with Patterson-Erie for occupancy of the building utilized for Erie Computer's operations. The term of the lease is for one year through January 31, 2001, but the Company may terminate the lease during the term on fifteen days written notice.

                        ALLIN CORPORATION & SUBSIDIARIES

     Purchase consideration was the Company's issuance of 23,310 shares of its common stock to Patterson-Erie, based on a rate of $4.29 per share as specified in the acquisition agreement. There are no terms for contingent consideration associated with the agreement. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition.

     The acquisition price has been allocated among the purchased assets, including the capital assets utilized in Erie Computer's operations, inventory, customer list and assembled workforce. Estimated remaining economic lives for customer list and assembled workforce are eight and three years, respectively.

(b.) Issuance of Options for Common Stock

     During the first quarter of 2000, the Company awarded options to purchase 60,000, 10,000 and 51,867 common shares, respectively, under the 1996, 1997 and 1998 Plans.

21.  Industry Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance.

Basis for Determining Segments

     Segments to be reported will fall under two groups, Solution Area Services and Ancillary Services & Product Sales. This presentation represents a change from the segment groups previously reported. Information as of December 31, 1997 and 1998 and for the years then ended has been restated to conform to this presentation. The change is reflective of the Company's continuing refinement of its focus and marketing strategy adopted early in 1999 to be a solutions-oriented provider of technology consulting and systems integration services.
The Company's operations and management's evaluations are primarily oriented around solution areas meeting customer needs for information technology infrastructure, business operations, knowledge management, electronic business and interactive media services. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. In connection with its solutions-oriented services, clients will request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide product sales of computer hardware and software and equipment and supplies utilized by interactive media systems. The Company also continues to own and operate two interactive television systems as a result of a discontinued operating model. The segment group Ancillary Services & Product Sales will include these activities which are ancillary to or outside of the Company's current strategic focus.

     The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, production processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and three segments related to the Interactive Media solution area, Interactive Media Consulting, Interactive Media Systems Integration and Digital Imaging Systems Integration. Solution area services are provided by Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive and Allin Digital.

                        ALLIN CORPORATION & SUBSIDIARIES

     Segments grouped as Ancillary Services & Product Sales include Interactive Television Transactional Revenue & Management Fees, Digital Photography Product Sales, Information System Product Sales and Other Services. Services or product sale of these types are provided by Allin Interactive, Allin Digital and Allin Network.

     The Company also conducted a sports marketing business from 1996 until the sale of its subsidiary SportsWave in September 1998. Results of SportsWave operations are reflected as discontinued operations on the Company's Consolidated Statements of Operations and accordingly, sports marketing is not included in segment revenue or gross profit information. Sports Marketing is included as a segment for asset information as of December 31, 1997.

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

(Dollars in thousands)                                                 Revenue from External Customers
Periods ended December 31                                             1997            1998            1999
                                                                   ------------------------------------------
Solution Area Services:
    Information Technology Infrastructure                              $3,182         $ 4,198         $ 4,143
    Business Operations                                                   474           6,156          11,800
    Knowledge Management                                                  ---             ---             559
    Electronic Business                                                    15             131             286
    Interactive Media:
        Interactive Media Consulting                                      ---              22             758
        Interactive Media Systems Integration                           3,696             327           3,068
        Digital Imaging Systems Integration                               ---             847           1,520
                                                                     ----------------------------------------
Total Solution Area Services                                           $7,367         $11,681         $22,134

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue
        & Management Fees                                              $1,903         $ 3,023         $ 1,614
    Digital Imaging Product Sales                                         113             251             752
    Information System Product Sales                                      213             306             308
    Other Services                                                        ---              30             169
                                                                     ----------------------------------------
Total Ancillary Services & Product Sales                               $2,229         $ 3,610         $ 2,843
                                                                     ----------------------------------------
Consolidated Revenue from External Customers                           $9,596         $15,291         $24,977
                                                                      =======================================

                        ALLIN CORPORATION & SUBSIDIARIES

     Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down services performed for related entities into further segments, as it does with revenue from external customers. Information on revenue derived from services for related entities in other segments is as follows:

(Dollars in thousands)                                                     Revenue from Related Entities
Periods ended December 31                                               1997            1998             1999
                                                                  ---------------------------------------------
Solution Area Services                                                 $2,401           $  806            $ 264
Ancillary Services & Product Sales                                        309              406              275
                                                                  ---------------------------------------------
Total Revenue from Related Entities in Other Segments                  $2,710           $1,212            $ 539
                                                                  =============================================

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

(Dollars in thousands)                                                             Gross Profit
Periods ended December 31                                               1997            1998             1999
                                                                    -------------------------------------------
Solution Area Services:
    Information Technology Infrastructure                              $1,253          $1,671           $1,941
    Business Operations                                                   187           1,849            3,245
    Knowledge Management                                                  ---             ---              232
    Electronic Business                                                     6              57              164
    Interactive Media:
        Interactive Media Consulting                                      ---              11              396
        Interactive Media Systems Integration                             584              16            1,463
        Digital Imaging Systems Integration                               ---             137              311
                                                                    ------------------------------------------
Total Solution Area Services                                           $2,030          $3,741           $7,752

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue
        & Management Fees                                              $1,555          $2,711           $1,346
    Digital Imaging Product Sales                                           8              18              117
    Information System Product Sales                                       15              42               48
    Other Services                                                        ---              (2)             156
                                                                    ------------------------------------------
Total Ancillary Services & Product Sales                               $1,578          $2,769           $1,667
                                                                    ------------------------------------------
Consolidated Revenue from External Customers                           $3,608          $6,510           $9,419
                                                                    ==========================================

                        ALLIN CORPORATION & SUBSIDIARIES

Assets

     Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                                             Total Assets
As of December 31                                                       1997            1998            1999
                                                                     -----------------------------------------
Solution Area Services:
    Information Technology Infrastructure                             $ 4,436         $ 8,285          $ 7,066
    Business Operations                                                   662          12,149           10,766
    Knowledge Management                                                  ---             ---              104
    Electronic Business                                                    21             259              337
    Interactive Media:
        Interactive Media Consulting                                      ---              27               89
        Interactive Media Systems Integration                           1,186             397            1,893
        Digital Imaging Systems Integration                               ---             464              819
                                                                     -----------------------------------------
Total Solution Area Services                                          $ 6,305         $21,581          $21,074

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue
        & Management Fees                                             $ 6,001         $ 2,124          $   539
    Digital Imaging Product Sales                                         226             138              415
    Information System Product Sales                                      117              57               19
    Other Services                                                        ---              59              ---
                                                                     -----------------------------------------
Total Ancillary Services & Product Sales                              $ 6,344         $ 2,378          $   973

Sports Marketing                                                        3,621             ---              ---
Corporate & Other                                                       5,383           2,353            1,979
                                                                     -----------------------------------------

Consolidated Total Assets                                             $21,653         $26,312          $24,026
                                                                     =========================================

                        ALLIN CORPORATION & SUBSIDIARIES

     Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands)                                                         Property & Equipment (net)
As of December 31                                                          1997             1998             1999
                                                                     -------------------------------------------
Solution Area Services:
    Information Technology Infrastructure                               $  351           $  289           $  220
    Business Operations                                                     73              424              239
    Knowledge Management                                                   ---              ---              ---
    Electronic Business                                                     12               11                7
    Interactive Media:
        Interactive Media Consulting                                       ---               11               48
        Interactive Media Systems Integration                              199              169              194
        Digital Imaging Systems Integration                                ---              135               93
                                                                     -------------------------------------------
Total Solution Area Services                                            $  635           $1,039           $  801

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue
        & Management Fees                                               $4,943           $1,410           $  171
    Digital Imaging Product Sales                                          207               40               28
    Information System Product Sales                                       ---                3                2
    Other Services                                                         ---              ---              ---
                                                                     -------------------------------------------
Total Ancillary Services & Product Sales                                $5,150           $1,453           $  201

Sports Marketing                                                           104              ---              ---
Corporate & Other                                                          742              592              499
                                                                     -------------------------------------------
Consolidated Property & Equipment (net)                                 $6,631           $3,084           $1,501
                                                                     ===========================================

                        ALLIN CORPORATION & SUBSIDIARIES

     Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands)                                                        Property & Equipment Additions
As of December 31                                                        1997              1998               1999
                                                                        --------------------------------------------
Solution Area Services:
    Information Technology Infrastructure                               $  197  $             ---              $  26
    Business Operations                                                     31                290                 11
    Knowledge Management                                                   ---                ---                  9
    Electronic Business                                                     13                ---                  2
    Interactive Media:
        Interactive Media Consulting                                       ---                ---                 30
        Interactive Media Systems Integration                               14                  8                121
        Digital Imaging Systems Integration                                ---                  3                 28
                                                                        --------------------------------------------
Total Solution Area Services                                            $  255              $ 301              $ 227

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue
        & Management Fees                                               $2,023              $   3  $             ---
    Digital Imaging Product Sales                                           52                ---                  3
    Information System Product Sales                                       ---                  3                ---
    Other Services                                                         ---                ---                ---
                                                                        --------------------------------------------
Total Ancillary Services & Product Sales                                $2,075              $   6              $   3

Sports Marketing                                                            32                ---                ---
Corporate & Other                                                          748                 65                144
                                                                        --------------------------------------------

Consolidated Property & Equipment Additions                             $3,110              $ 372              $ 374
                                                                        ============================================


Geographic Information

     Domestic revenue is attributed to geographic areas based on the location of services performed or the location from which products are shipped to customers. International revenue is attributable to the location where technology consulting or interactive media systems integration services are performed for all services performed on land or in port for extended periods. For interactive media systems integration, transactional revenue and management fees generated on sailing ships, revenue is attributed to domestic and international ports and at sea based on the proportion of time of the ships' itineraries spent in the various locations and at sea. Information on consolidated revenue attribution to geographic areas is as follows:

                        ALLIN CORPORATION & SUBSIDIARIES

(Dollars in thousands)                                                       Revenue from External Customers
Period ended December 31                                                  1997             1998             1999
                                                                       -----------------------------------------
Domestic Revenue:
    Northeastern United States                                          $  418          $ 3,626          $ 7,335
    Midwestern United States                                                18            1,639            3,395
    Southern United States                                                 382              897            3,909
    Western United States                                                4,010            6,389            8,307
                                                                       -----------------------------------------
Total Domestic Revenue                                                  $4,828          $12,551          $22,946

International & At Sea Revenue:
    Caribbean Islands                                                   $  355          $   440          $   214
    Mexico                                                                 145              134               70
    Bermuda                                                                160              141               64
    Germany                                                                791              ---                1
    France                                                                 173              ---                2
    Finland                                                                170              ---              700
    Other International                                                    254              131               54
    At Sea                                                               2,720            1,894              926
                                                                       -----------------------------------------
Total International & At Sea Revenue                                    $4,768          $ 2,740          $ 2,031
                                                                       -----------------------------------------
Consolidated Revenue from External Customers                            $9,596          $15,291          $24,977
                                                                       =========================================

     Long-lived assets are attributed based on physical locations of the property and equipment. Property and equipment is located primarily where the Company maintains offices for its operations, including Pittsburgh, Pennsylvania, Oakland and San Jose, California and Ft. Lauderdale, Florida. Shipboard interactive television system equipment owned by the Company is reflected as "At Sea" equipment. The Company does not maintain any foreign offices or facilities and will maintain any of its property and equipment at foreign locations only for the duration of a consulting engagement or systems integration project.

(Dollars in thousands)                                                     Property & Equipment (net)
As of December 31                                                   1997             1998              1999
                                                             ----------------------------------------------------

Domestic Locations:
    California                                                          $  498           $  575            $  471
    Florida                                                                193              375               272
    Ohio                                                                   ---               18               ---
    Pennsylvania                                                         1,253              926               672
                                                             ----------------------------------------------------
Total Domestic Locations                                                $1,944           $1,894            $1,415

At Sea                                                                  $4,687           $1,190            $   86
                                                             ----------------------------------------------------
Consolidated Property & Equipment (net)                                 $6,631           $3,084            $1,501
                                                             ====================================================

                        ALLIN CORPORATION & SUBSIDIARIES

Information about Major Customers

                                       %
       Revenue (Dollars          Consolidated
         in thousands)              Revenue                    Segments Included
       ----------------          -------------                 -----------------
Period Ended December 31, 1997
------------------------------

                2,245               23 %         Interactive Television: Systems Integration &
                                                 Consulting, Transactional Revenue & Management
                                                 Fees
                1,500               16 %         Interactive Television: Systems Integration &
                                                 Consulting, Transactional Revenue & Management
                                                 Fees
                  985               10 %         Interactive Television: Systems Integration &
                                                 Consulting, Transactional Revenue & Management
                                                 Fees
Period Ended December 31, 1998
------------------------------
                1,834               12 %         Interactive Television: Systems Integration &
                                                 Consulting, Transactional Revenue & Management
                                                 Fees
Period Ended December 31, 1999
------------------------------
                2,568               10 %         Business Operations

                        ALLIN CORPORATION & SUBSIDIARIES

22.  Unaudited Quarterly Financial Information

     The unaudited quarterly financial information presented for the quarterly periods ended June 30, 1998 and prior have been restated from data previously presented in the Company's applicable filings on Form 10-Q to reflect the results of SportsWave operations as discontinued operations. The data for the quarterly period ended September 30, 1998 reflects the data presented in the Company's filing on Form 10-Q for that period. Comparable data is presented for the three-month periods ended December 31, 1998 and 1999.

                                                                    Three Months Ended
         Dollars in thousands except               -------------------------------------------------
               per share data                                              1998
                                                   -------------------------------------------------
                                                     March 31   June 30   September 30   December 31
                                                   -------------------------------------------------
Revenue                                               $ 2,499   $ 2,529        $ 4,540       $ 5,723
Gross Profit                                            1,362     1,254          1,864         2,030
Loss from operations                                   (1,742)   (1,126)        (3,588)         (971)
Loss from continuing operations                        (1,684)   (1,078)        (3,653)       (1,033)
(Gain) loss from discontinued operations                   62      (346)        (1,435)           62

Net loss                                              $(1,746)  $  (732)       $(2,218)      $(1,095)
                                                   =================================================
Net loss applicable to common shares                  $(1,801)  $  (789)       $(2,300)      $(1,680)
                                                   =================================================

Net loss per common share from continuing
 operations                                            $(0.34)  $ (0.22)       $ (0.67)      $ (0.27)
                                                   =================================================
Net loss per common share from discontinued
 operations                                            $(0.01)  $  0.07        $  0.26       $ (0.01)
                                                   =================================================
Net loss per common share - basic and diluted          $(0.35)  $ (0.15)       $ (0.41)      $ (0.28)
                                                   =================================================

         Dollars in thousands except                                Three Months Ended
               per share data                      --------------------------------------------------
                                                                           1999
                                                   --------------------------------------------------
                                                     March 31    June 30   September 30   December 31
                                                   --------------------------------------------------
Revenue                                               $ 6,133    $ 6,628         $6,118        $6,098
Gross Profit                                            2,311      2,202          2,313         2,593
Loss from operations                                     (762)      (909)          (458)         (293)
Loss from continuing operations                          (856)    (1,013)          (523)         (285)
(Gain) loss from discontinued operations                   (5)         3            ---             1

Net loss                                               $ (851)   $(1,016)        $ (523)       $ (286)
                                                   ==================================================
Net loss applicable to common shares                   $ (951)   $(1,310)        $ (675)       $ (439)
                                                   ==================================================
Net loss per common share from continuing
 operations                                            $(0.16)   $ (0.22)        $(0.11)       $(0.07)
                                                   ==================================================
Net loss per common share from discontinued
 operations                                           $  0.00    $  0.00         $ 0.00        $ 0.00
                                                   ==================================================
Net loss per common share - basic and diluted         $ (0.16)   $ (0.22)        $(0.11)       $(0.07)
                                                   ==================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Allin Corporation:

We have audited the accompanying consolidated balance sheets of Allin Corporation (formerly Allin Communications Corporation and a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 8, 2000

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     None.

Part III


Item 10 - Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 20, 2000.

Name                          Age          Position with the Company
----                          ---          -------------------------
Richard W. Talarico........     44  Chairman of the Board and Chief
                                    Executive Officer
Timothy P. O'Shea..........     36  President
Dean C. Praskach...........     42  Chief Financial Officer, Treasurer and
                                    Secretary
Brian K. Blair(2)..........     37  Director
Anthony L. Bucci(1)........     51  Director
William C. Kavan(1)........     49  Director
James S. Kelly, Jr.(2).....     49  Director
Anthony C. Vickers.........     50  Director

--------------
(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996. He has also served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996. Mr. Talarico has served Allin Interactive in various other capacities, including Vice President of Finance from October 1994 to October 1995, President from October 1995 to June 1996 and Chief Financial Officer, Secretary and Treasurer from October 1994 to June 1996. Mr. Talarico has served as an officer and director of the Company's other subsidiaries since their inception or acquisition by the Company. Since 1991, Mr. Talarico has been a partner in The Hawthorne Group ("THG"), where he has been involved in numerous business ventures and has served in various financial and operating capacities. THG is a private investment and management company which invests through affiliates primarily in media and communications companies.

     Timothy P. O'Shea became President of the Company in January 1999. Mr. O'Shea has also served as President of Allin Network and Allin Holdings and Vice President of the Company's other subsidiaries since January 1999. Prior to joining the Company, Mr. O'Shea was employed by Actium, a Modis solutions company providing technology consulting services, from 1991 to 1998. Mr. O'Shea served Actium in various capacities, including Team Director from 1991 to 1992, Regional Manager from 1993 to 1996, and Vice President, Regional Development from 1997 to 1998. Mr. O'Shea was involved in all aspects of new regional development including the development of regional best practices and standard regional reporting. Mr. O'Shea was instrumental in developing the technology consulting practices of four regional offices including establishing key business partners, developing comprehensive business plans, developing and mentoring of regional teams, transitioning of previous business practices to the Actium advanced technology business model and promoting sales growth.

     Dean C. Praskach has held the positions of Chief Financial Officer of the Company since May 1999, Secretary of the Company since March 1998 and Treasurer and Vice President-Finance of the Company since July 1997. Mr. Praskach is the Company's principal financial and accounting officer. Mr. Praskach also served the Company as Director of Financial Planning from November 1996 to July 1997. Mr. Praskach served both the Company and THG in a consulting capacity from February 1995 until joining the Company. From September 1989 through July 1994, he was employed at First Westinghouse Capital Corporation in various positions, where he was involved in equity and mezzanine financing of leveraged acquisitions. Mr. Praskach has held the positions of Vice President-Finance and Treasurer of all of the Company's subsidiaries since July 1997 or upon acquisition, if later, and was named Secretary of all of the Company's subsidiaries in March 1998 or upon acquisition, if later.

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

     James S. Kelly, Jr. became a director of the Company in August 1998. Mr. Kelly founded KCS Computer Services, Inc. ("KCS"), now Allin Consulting-Pennsylvania, in 1985 and served as its President and Chief Executive Officer prior to its acquisition by the Company in August 1998. Following the acquisition of KCS, the Company appointed Mr. Kelly as a director of the Company. Mr. Kelly was responsible for setting strategic direction for KCS, oversight of all KCS operations and direction of its finance and administration function. Mr. Kelly has been involved in the information technology field for over 25 years.

     Anthony C. Vickers became a Director of the Company in November 1999. Mr. Vickers founded IT Services Development ("ITSD") in 1998 and has served as principal of ITSD since its inception. ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys. Mr. Vickers is a director of PC Tutor Corporation, which provides computer training services to small and medium-sized businesses and is also a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling. From 1996 to 1998, Mr. Vickers served as Chairman of the Information Technology Services Division of the Information Technology Association of America ("ITAA"), a technology industry association. Mr. Vickers currently serves as a director of ITAA. Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its chief executive officer and president until November 1995 and as a director until March 1998.

     There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any person who owns more than ten percent of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on the review of the copies of such reports and written representations that no other reports were required during or with respect to the year ended December 31, 1999, all such Section 16(a) filing requirements were met, except that Richard W. Talarico and James S. Kelly, Jr. each filed one late report with respect to one transaction.

Item 11 - Executive Compensation


Summary Compensation Table

     The following table sets forth information concerning 1997, 1998 and 1999 compensation of the Chief Executive Officer and the other executive officers of the Company (collectively the "Named Executives"). Information with respect to 1997 and 1998 compensation is not given for Mr. O'Shea as he did not join the Company and begin service as an executive officer of the Company until 1999.

                                                                             Long Term Compensation
                                            Annual Compensation              ----------------------
                                          -----------------------
   Name and Principal Position            Year         Salary ($)        Securities Underlying Options (#)
   ---------------------------            ----         ----------        ---------------------------------
Richard W. Talarico                        1999           $175,000                     60,000
   Chief Executive Officer                 1998           $164,583                    100,000
                                           1997            150,000                        ---

Timothy P. O'Shea                          1999           $140,385                     60,000
   President

Dean C. Praskach                           1999           $127,500                     28,750
   Chief Financial Officer,                1998           $102,917                     23,500
   Treasurer and Secretary                 1997             91,217                      9,500


Employment Agreements

     During 1998, the Company entered into a new employment agreement with Mr. Talarico, the term of which commenced May 15, 1998 and will continue through May 15, 2001. The annual salary as set forth in the employment agreement is $175,000, subject to annual merit increases. In the event that the Company achieves certain performance criteria, the annual base salary is to be increased to $225,000. The Company has met the performance criteria, but Mr. Talarico has to date declined any change in annual base salary. Mr. Talarico is eligible to receive a discretionary bonus with any annual bonus program in respect of 2000 operations to be established by the Compensation Committee and approved by the Board of Directors. Any bonus awarded shall not exceed one and one-half times Mr. Talarico's annual base salary for 2000.

     The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

     The employment agreement provides for option grants to purchase 100,000 shares of the Company's common stock upon signing of the agreement and option grants to purchase an additional 100,000 shares of the Company's common stock on each of January 1, 1999 and January 1, 2000, if shares are then available under the Company's Stock Plans. In June 1998, Mr. Talarico was granted options to purchase 100,000 shares of the Company's common stock in accordance with the terms of the employment agreement. The exercise price of $4.50 per share was based on market price at date of grant. In March 1999 and in January 2000, Mr. Talarico was granted options to purchase 60,000 and 15,000, respectively, shares of the Company's common stock. The exercise prices of $3.25 per share for the March 1999 grant and $4.50 per share for the January 2000 grant were based on market prices at the dates of grant. The Company's management determined that awards in excess of 60,000 shares in March 1999 and 15,000 shares in January 2000 would not allow an adequate number of available shares for planned option awards to the Company's senior managers and other employees.

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

     The Company entered into an employment agreement with Mr. O'Shea, the term of which commenced January 25, 1999 and will continue through December 31, 2001. Mr. O'Shea's current annual salary is $150,000. The employment agreement permits annual adjustments to salary. Mr. O'Shea is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors.

     The employment agreement contains restrictive covenants prohibiting Mr. O'Shea from competing with the Company during the term of the agreement or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of one year after termination or the end of the employment term.

     The employment agreement provides for option grants to purchase 60,000 shares of the Company's common stock at the commencement of the agreement. In March 1999, Mr. O'Shea was granted options to purchase 60,000 shares of the Company's common stock in accordance with the terms of the employment agreement. The exercise price of $3.25 per share was based on market price at date of grant. Mr. O'Shea is also eligible to receive stock options as may be awarded from time to time by the Company's Board of Directors. In January 2000, Mr. O'Shea was granted options to purchase 15,000 shares of the Company's common stock. The exercise price of $4.50 per share was based on market price at date of grant. Options granted to date to Mr. O'Shea will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award.

     Pursuant to the employment agreement, the options to acquire shares of common stock granted to Mr. O'Shea will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 14, 1999, owns 40% or more of the outstanding common stock.

     The Company entered into an employment agreement with Mr. Praskach, the term of which commenced November 1, 1997 and will continue through October 31, 2000. Mr. Praskach's current annual salary is $140,000. The employment agreement permits annual merit increases to salary. Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors.

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

     Pursuant to the employment agreement, the options to acquire shares of common stock granted to Mr. Praskach under the Company's 1996, 1997 and 1998 Stock Plans will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of November 1, 1997, owns 40% or more of the outstanding common stock. The employment agreement also provides that Mr. Praskach will be entitled to receive for up to one year following termination of employment by the Company without cause or contemporaneously with the occurrence of a change in control of the

Company, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment.

Stock Plans

     In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997 the Board of Directors adopted the 1997 Stock Plan which was approved by the Company's stockholders in May 1997. The Board of Directors subsequently approved reissuance of forfeited option grants and restricted shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company's stockholders in December 1998. The Board of Directors subsequently approved re-issuance of forfeited shares under the 1998 Plan. In February 2000, the Board of Directors adopted the 2000 Stock Plan subject to approval by the Company's stockholders at the 2000 Annual Meeting of Stockholders in May 2000. All of the plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions (such as the completion of a period of employment with the Company following an award). The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

     The number of shares that may be awarded under the Company's 1996, 1997, and 1998 Stock Plans are 266,000, 300,000, and 375,000, respectively. A total of 295,000 shares may be awarded under the 2000 Stock Plan upon shareholder approval of the plan. At December 31, 1999, 72,699, 10,790 and 71,242 shares remained available for future grants under the 1996, 1997 and 1998 Plans, respectively.

Option Grants in Last Fiscal Year

     The following table provides information concerning stock options granted to the Named Executives during 1999.

                                                               Individual Grants                       Grant Date Value
                                                               -----------------                       ----------------
                              Number of           % of Total
                              Securities       Options Granted     Exercise or
                              Underlying       to Employees in     Base Price                              Grant Date
          Name             Options Granted       Fiscal Year         ($/sh)      Expiration Date        Present Value $ (1)
          ----             ---------------       -----------         ------      ---------------        -------------------
Richard W. Talarico               60,000 (2)              15.6 %          $3.25            3/1/06            $123,600

Timothy P. O'Shea                 60,000 (3)              15.6 %          $3.25            3/1/06            $123,600

Dean C. Praskach                  18,750 (4)               4.9 %          $3.25            3/1/06            $ 38,625
                                  10,000 (4)               2.6 %          $4.81          11/11/06            $ 30,600
                                  ---------               -----                                              --------
                                  28,750                   7.5 %                                             $ 69,625

(1) The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999 grants to Named Executives.

Risk-free interest rate:
    Options granted to Richard W. Talarico                     5.5 %
    Options granted to Timothy P. O'Shea                       5.5 %
    Options granted to Dean C. Praskach (18,750)               5.5 %
    Options granted to Dean C. Praskach (10,000)               6.1 %
Expected dividend yield                                        0.0 %
Expected life of options                                      7 yrs.
Expected volatility rate                                      57.0 %

(2) No adjustments were made for non-transferability or risk of forfeiture. These options to acquire shares of common stock granted to Mr. Talarico will vest on the earlier to occur of May 15, 2001 or on the date of termination of Mr. Talarico's employment without cause or a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of June 1, 1998, owns 50% or more of the outstanding common stock.

(3) These options granted to Mr. O'Shea will vest at a rate of 20% on each of the first five anniversary dates of the award, or earlier if not already vested, on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 14, 1999, owns 40% or more of the outstanding common stock.

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

Fiscal Year End Option Values

     The following table provides information concerning stock options held by the Named Executives at December 31, 1999. No options were exercised in 1999.

                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised         In-the-Money Options at
                                                       Options at Fiscal Year End         Fiscal Year End (1)
                                                     ------------------------------  ------------------------------
          Name                                        Exercisable    Unexercisable    Exercisable    Unexercisable
          -----                                      -------------  ---------------  --------------  --------------
Richard W. Talarico                                         12,600          168,400             ---        $155,000
Timothy P. O'Shea                                              ---           60,000             ---        $105,000
Dean C. Praskach                                            11,500           55,250          $3.385        $ 47,226

(1) Based on the December 31, 1999 closing price per share of common stock of $5.00, as reported by the Nasdaq National Market tier of the Nasdaq Stock Market, and the various option exercise prices per share, certain of the options were in-the-money at December 31, 1999.

Long-Term Incentive and Defined Benefit Plans

     The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

     The non-employee directors of the Company have been entitled to receive at the conclusion of each year of service, an automatic grant of an immediately exercisable option to acquire 5,000 shares of common stock at an exercise price per share equal to the closing price of the common stock as reported by the Nasdaq Stock Market for the date on which the option is granted. Messrs. Bucci and Kelly each received grants to acquire 5,000 shares of common stock at the exercise price of $4.63 per share on September 1, 1999. Mr. Kavan received a grant to acquire 5,000 shares of common stock at the exercise price of $4.81 per share on November 10, 1999. James C. Roddey, a former director of the Company, received a grant to acquire 5,000 shares of common stock at the exercise price of $4.81 per share on November 10, 1999. Following approval of the 2000 Stock Plan, at the conclusion of each non-employee director's current year of service, such person will be entitled to receive such an immediately exercisable option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of grant. In addition, at the commencement of each year of service, each non-employee director will be entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant that will vest on the first anniversary of the date of the grant if the individual is serving as a director on that date.

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of William C. Kavan and Anthony L.
Bucci.

     In March 1998, the Company contributed certain assets, including rights to the name PhotoWave, formerly used in its operations in the retail digital photography market for a minority, non-controlling equity interest in a new corporation, Rhino Communications Corporation ("RCC"), which thereafter began operations in this market. The value placed on the Company's initial equity interest, $100,000, approximated the value of the assets contributed. RCC subsequently changed its name to PhotoWave, Inc. ("PhotoWave"). Mr. Kavan is a shareholder and director of PhotoWave. Richard W. Talarico, Chairman and Chief Executive Officer of the Company and a director and executive officer of each of the Company's subsidiaries, is also a director of PhotoWave. Mr. Henry Posner, Jr., a beneficial owner of greater than five percent of the Company's outstanding common stock, is also a shareholder of PhotoWave. During the fiscal year ended December 31, 1999, Allin Digital and Allin Interactive sold approximately $53,000 of digital photography equipment and supplies and computer hardware to PhotoWave. The Company believes its sales are on terms substantially similar to those offered non-affiliated parties. Allin Digital and PhotoWave are also parties to a commission-based referral agreement under which PhotoWave earns commissions for referral of customers to Allin Digital. Commissions are based on a percentage of gross revenue. During the fiscal year ended December 31, 1999, PhotoWave earned approximately $39,000 in commissions under this agreement.

     During the fiscal year ended December 31, 1999, Allin Consulting-Pennsylvania performed technology consulting services for MARC Advertising and MARC USA. Mr. Bucci serves as Chairman of the Board and Chief Executive Officer for both MARC Advertising and MARC USA. Fees charged MARC Advertising and MARC USA were approximately $27,000 and $1,000, respectively, for the fiscal year ended December 31, 1999. The Company believes its charges are on terms substantially similar to those offered non-affiliated parties.

     James C. Roddey served as a director of the Company during a portion of 1999. Mr. Talarico is a partner in The Hawthorne Group ("THG") and an officer of The Hawthorne Group, Inc. ("Hawthorne"), and, as such, he and Mr. Roddey were shareholders and/or partners in common in certain investments and companies. Mr. Posner and two of Mr. Posner's sons are shareholders of Hawthorne. Mr. Talarico is a shareholder and director of The Bantry Group, Inc. and its affiliates, Wexford Health Services, Inc. ("WHS"), Longford Health Sources, Inc. and Galway Technologies, Inc. (collectively "Bantry"), of which Mr. Roddey was a shareholder, director and an executive officer during a portion of 1999. Mr. Posner also has an ownership interest in Bantry. Mr. Talarico currently is a partner of and Mr. Roddey was a partner during a portion of 1999 in MA Associates II. Mr. Talarico is a shareholder, and Mr. Roddey was a shareholder during a portion of 1999, in Hawthorne Group Productions, Inc. and Production Masters, Inc. ("PMI"), of which Mr. Roddey was an executive officer and director during a portion of 1999. Mr. Talarico is neither an officer or director of these companies. Mr. Talarico is a shareholder, and Mr. Roddey was a shareholder during a portion of 1999, in DirecTeam Merchandising, LLC, of which Mr. Talarico is an officer. None of these companies has a compensation committee of its board of directors.

     During the fiscal year ended December 31, 1999, Allin Consulting-California and Allin Consulting-Pennsylvania provided computer network consulting services to Hawthorne and WHS. Fees charged Hawthorne and WHS were approximately $12,000 and $200, respectively, for the fiscal year ended December 31, 1999. The Company believes its fees are on terms substantially similar to those offered non-affiliated parties.

     During the fiscal year ended December 31, 1999, Allin Network, a subsidiary of the Company, sold computer hardware and components to THG and WHS. Amounts charged THG and WHS for the fiscal year ended December 31, 1999 were approximately $500 and $300, respectively. The Company believes its charges are on terms substantially similar to those offered non-affiliated parties.

     Certain stockholders of the Company, including Messrs. Posner, Talarico, Kavan and Brian K. Blair, a director and former officer of the Company, have certain rights under a registration rights to require the Company, subject to certain limitations, to register under the Securities Act of 1933, as amended ("the "Securities Act"), certain of their shares of common stock for public offering and sale.

     On May 31, 1999, Messrs. Kavan, Posner, Roddey and Talarico exchanged 10,000, 7,059, 588 and 588 shares, respectively, of the Company's Series A Convertible Redeemable Preferred Stock for a like number of shares of the Company's Series C Convertible Redeemable Preferred Stock. There is no mandatory redemption feature for Series C preferred stock whereas mandatory redemption for Series A preferred stock had been required on June 30, 2006. Also on May 31, 1999, Messrs. Posner, Kavan, Talarico and Roddey exchanged 1,400, 750, 300 and 100 shares, respectively, of the Company's Series B Redeemable Preferred Stock for a like number of shares of the Company's Series D Convertible Redeemable Preferred Stock. There is no mandatory redemption feature for Series D preferred stock whereas mandatory redemption for Series B preferred stock had been required on the earlier of August 13, 2003 or following certain asset sales by the Company. On December 30, 1999, Mr. Posner purchased the Series C and D preferred stock owned by Mr. Roddey. See Item 7-Management's Discussion of Financial Condition and Results of Operations -Liquidity and Capital Resources and Note 3 - Preferred Stock included herein under Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data for additional information concerning the Series C and D preferred stock. Each of Messrs. Posner, Kavan and Talarico own shares of Series D preferred stock and related warrants. Messrs. Posner, Kavan and Talarico own 1,500, 750, and 300 shares of Series D preferred stock, respectively. If the Company does issue any shares of common stock upon conversion of the Series D preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Talarico, Kavan, and Posner will have certain rights to require the Company to register the shares for resale under the Securities Act. See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

     The following table presents certain information as of March 20, 2000 as to the beneficial ownership of the common stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.


                                              Amount and Nature of
Name and Address of Stockholder             Beneficial Ownership (1)      Percent of Class (1)
-------------------------------             ----------------------        --------------------
Henry Posner, Jr. (2)                             2,005,509                      29.6 %
500 Greentree Commons
381 Mansfield Avenue
Pittsburgh, PA  15220

James S. Kelly, Jr. (3)                             729,675                      12.1 %
100 Trotwood Drive
Monroeville, PA  15146

Les D. Kent (4)                                     661,562                      10.2 %
867 El Pintano
Danville, CA  94526

Emanuel J. Friedman (5)                             616,554                      10.3 %
1001 19th Street North
Arlington, VA  22209

Friedman, Billings, Ramsey Group, Inc. and          521,554                       8.7 %
Orkney Holdings, Inc. (6)
1001 19th Street North
Arlington, VA  22209

William C. Kavan (7)                                499,883                       7.8 %
100 Garden City Plaza
Garden City, NY 11530

Dimensional Fund Advisors (8)                       401,400                       6.7 %
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Continental Casualty Company (9)                    340,000                       5.7 %
CNA Plaza
Chicago, IL  60685

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 20, 2000, and that no other stockholder so converts. Information is provided in the footnotes below for each holder as to the number of shares included in the table for conversion of securities.

(2) Includes 102,000 shares held in various trusts and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner's wife and 2,000 shares held by trusts of which Mr. Posner's wife is a trustee. Includes 352,941 shares of common stock which may be acquired by exercise of warrants. Mr. Posner owns 1,500 shares of Series D Convertible Redeemable Preferred Stock. The number of shares indicated includes 415,225 shares of common stock for conversion of the Series D preferred stock.

(3) Does not include shares which may be issued upon conversion of 1,926 shares of Series E Convertible Redeemable Preferred Stock because Series E preferred stock is not convertible within sixty days of March 20, 2000. Includes 5,000 shares of common stock which may be acquired by exercise of options.

(4) Mr. Kent owns 1,000 shares of Series F Convertible Redeemable Preferred Stock. Series F preferred stock is convertible into the number of shares of common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F referred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or
     (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. Since the closing sale price of the Company's common stock on March 20, 2000 as reported by Nasdaq was $4.3125, conversion is assumed at a rate of $2.231 per common share. The table includes 448,229 shares of common stock for conversion of the Series F preferred stock. The Series F preferred stock is convertible into at least 448,229, but no more than 809,061 shares of Common Stock. Assuming that the Series F preferred stock became exercisable for the maximum 809,061 shares of Common Stock, Mr. Kent would be deemed to beneficially own an aggregate of 1,022,394 shares of common stock representing approximately 15.0% of the common stock outstanding.

(5) Based on information obtained from the shareholder, as of March 20, 2000, Mr. Friedman has sole voting and dispositive power with respect to 95,000 of these shares. Mr. Friedman may be deemed to indirectly beneficially own and share voting and dispositive power with respect to 521,554 shares directly owned by Friedman, Billings, Ramsey Group, Inc. ("FBRG") by virtue of his control position as Chairman and Chief Executive Officer of FBRG. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Based on information obtained from the shareholder, as of March 20, 2000, Friedman, Billings, Ramsey Group, Inc. has sole voting and dispositive power with respect to the shares indicated. Each of Eric F. Billings, Emanuel J. Friedman, W. Russell Ramsey and Orkney Holdings, Inc., a wholly-owned subsidiary of FBRG, share voting and dispositive power with respect to the shares.

(7) Includes 15,000 shares of common stock which may be acquired by exercise of options and 176,471 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series D preferred stock. The table includes 207,612 shares of common stock for conversion of the Series D preferred stock.

(8) As reported on Schedule 13G filed with the SEC on February 3, 2000, Dimensional Fund Advisors Inc., an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, has sole voting and investment power over the shares indicated, but Dimensional Fund Advisors Inc. disclaims beneficial ownership of the shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the
     Schedule 13G.

(9) The shares indicated are under shared voting power and shared dispositive power among Continental Casualty Company, CNA Financial Corporation and Loews Corporation as reported on Schedule 13G filed by such entities with the SEC on February 13, 1998. The report states that, under Illinois law, assets owned by Continental Casualty Company, an Illinois insurance company, are solely under the control of the board of directors of the insurer and that the characterization of shared dispositive power with the parent holding company is made solely as a consequence of SEC interpretations regarding control of the subsidiary. CNA Financial Corporation and Loews Corporation specifically disclaim beneficial ownership of the shares. As reported by Nasdaq-Online on March 20, 2000 there has been no change in the number of shares owned since the date of the report on Schedule 13G. The number of shares shown assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G.

(b)   Security Ownership of Management

  The following table presents certain information as of March 20, 2000 as to the beneficial ownership of the common stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

                                            Amount and Nature of
Name and Address of Stockholder           Beneficial Ownership (1)        Percent of Class (1)
-------------------------------           ----------------------          --------------------
Richard W. Talarico (2)                          261,336                          4.2 %
400 Greentree Commons
381 Mansfield Avenue
Pittsburgh, PA  15220

Timothy P. O'Shea                                 12,000                         *
400 Greentree Commons
381 Mansfield Avenue
Pittsburgh, PA  15220

Dean C. Praskach                                  15,250                         *
400 Greentree Commons
381 Mansfield Avenue
Pittsburgh, PA  15220

Brian K. Blair                                   177,200                        2.9 %
2498 Monterey Court
Weston, FL  33327

Anthony L. Bucci                                   8,500                         *
4 Station Square
Suite 500
Pittsburgh, PA  15219

William C. Kavan (3)                             499,883                        7.8 %
100 Garden City Plaza
Garden City, NY  11530

James S. Kelly, Jr. (4)                          729,675                       12.1 %
100 Trotwood Drive
Monroeville, PA  15146

Anthony C. Vickers                                   ---                         ---
1212 Via Zumaya
Palos Verdes Estates, CA  90274

All directors and executive officers,
 as a group (8 persons)                        1,703,844                       25.7 %


*    Less than one percent

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 20, 2000, and that no other stockholder so converts. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 20, 2000 had been exercised as follows: Mr. Talarico - 12,600 shares; Mr. O'Shea - 12,000 shares; Mr. Praskach - 15,250 shares, Mr. Kavan - 15,000 shares; Messrs. Blair, Bucci and Kelly - 5,000 shares each; and all directors and executive officers as a group - 69,850 shares. The number of shares of common stock that may be acquired upon conversion of the Series D preferred stock and exercise of the related warrants are also included in the table. Series D Preferred Stock is convertible into the Company's common stock at a conversion rate of $3.6125 per common share. Information is provided in the footnotes below for each holder of Series D preferred stock as to the number of shares included in the table for conversion of Series D preferred stock.

(2) Includes 70,588 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 300 shares of Series D preferred stock, representing 10.9% of the Series D preferred stock outstanding. The table includes 83,045 shares of common stock that may be acquired upon conversion of the Series D preferred stock. Mr. Talarico also owns 588 shares of the Company's Series C preferred stock, representing 2.4% of the Series C preferred stock outstanding.

(3) Includes 176,471 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding. The table includes 207,612 shares of common stock that may be acquired upon conversion of the Series D preferred stock. Mr. Kavan also owns 10,000 shares of the Company's Series C preferred stock, representing 40.0% of the Series C preferred stock outstanding.

(4) Does not include shares which may be issued upon conversion of 1,926 shares of Series E Convertible Redeemable Preferred Stock because the Series E preferred stock is not convertible within sixty days of March 20, 2000.

Item 13 - Certain Relationships and Related Transactions


Arrangements Involving Allin Consulting-Pennsylvania

     The acquisition of Allin Consulting-Pennsylvania in August 1998 included a promissory note issued by the Company in the amount of $2,000,000 to James S. Kelly, Jr., the former majority shareholder of Allin Consulting-Pennsylvania. Mr. Kelly is a holder of greater than five percent of the Company's outstanding common stock and a director of the Company. A portion of the promissory note principal balance, approximately $74,000, was offset in 1999 by the Company's payment of certain tax liabilities of Allin Consulting-Pennsylvania related to pre-acquisition periods. The secured promissory note bore interest at 6% per annum and was scheduled to have matured on August 13, 2000. On May 31, 1999, Mr. Kelly exchanged the promissory note for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The Series E preferred stock accrues dividends at the rate of 6% of the liquidation value thereof per annum. Dividends are payable quarterly. There is no mandatory redemption for the Series E preferred stock. Series E preferred stock will convert to the Company's common stock if not redeemed prior to August 13, 2000. See Item 7-Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 3 - Preferred Stock included herein under Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data for additional information concerning the convertibility terms of the Series E preferred stock.

Arrangements Involving Allin Consulting-California

     In November 1998, the Company and Les D. Kent, a holder of greater than five percent of the Company's outstanding common stock and a former President of the Company, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the Company's acquisition of Allin Consulting-California. Under the amendment, the amount of the payment due was fixed at $2,000,000. On May 31, 1999, the Company and Mr. Kent agreed to a second amendment whereby Mr. Kent agreed to a reduction in the principal balance of the promissory note of $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock. The Series F Preferred Stock accrues dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly beginning in April 2000. There is no mandatory redemption for the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock. See Item 7-Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 3 - Preferred Stock included herein under Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data for additional information concerning the convertibility terms of the Series F preferred stock.

     The second amendment of the note provides for principal payments of $500,000 plus any accrued interest due on April 15, 2000 and October 15, 2000. The Company may, however, defer payment of principal at its option until April 15, 2005. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. Mr. Kent was the sole stockholder of Allin Consulting-California prior to the acquisition. See Item 7-Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Leases

     Effective February 1, 1997, the Company entered into a five-year lease for office space with Executive Office Associates ("EOA"). The aggregate rental payment under this lease was approximately $302,000 during the fiscal year ended December 31, 1999. Henry Posner, Jr. and two of Mr. Posner's sons and his spouse each own an indirect equity interest in EOA. Mr. Posner is a beneficial holder of greater than five percent of the Company's outstanding common stock. As of December 31, 1999, minimum lease commitments were approximately $570,000 for the period from January 1, 2000 to January 31, 2002. The Company believes that rental payments under the long-term lease were on terms as favorable to the Company as could have been obtained from an unaffiliated party.

     During the fiscal year ended December 31, 1999, Allin Consulting-California made payments of approximately $41,000 to Les D. Kent for the lease of office space under a month-to-month lease arrangement. The Company believes that rental payments under the lease were on terms as favorable to the Company as could have been obtained from an unaffiliated party.

Consulting and Printing Services

     During 1999, Allin Interactive engaged Progent Corporation ("Progent") to provide technical consulting services in connection with certain research and development and customer projects. Les D. Kent has an ownership interest in Progent. In respect of the fiscal year ended year ended December 31, 1999, Allin Interactive recorded approximately $15,000 in fees related to Progent's services.

     During 1999, the Company utilized Com-Tek Printing and Graphics, Inc. ("Com-Tek") for commercial printing services. Brian K. Blair, a director of the Company, has an ownership interest in Com-Tek. During the fiscal year ended December 31, 1999, the Company made payment of approximately $3,000 for these services.

     The Company believes these services were obtained on terms as favorable to the Company as could have been obtained from unaffiliated parties.

Sale of Digital Imaging System

     During 1999, Allin Digital sold and installed a digital imaging system for Com-Tek. Brian K. Blair, a director of the Company, has an ownership interest in Com-Tek. Com-Tek paid Allin Digital approximately $44,000 for the system installation during the fiscal year ended December 31, 1999. The Company believes this sale was on terms as favorable to the Company as could have been obtained from an unaffiliated party.

Separation Agreement and Severance Arrangements

     In connection with his resignation as an executive officer of the Company in February 1998, the Company entered into a separation agreement with Brian K. Blair. Under the separation agreement, the Company was obligated to make aggregate payments to Mr. Blair in the amount of $225,000 plus accrued vacation pay, and to provide certain consulting services to Mr. Blair. Mr. Blair has continued as a director of the Company. During 1999, the Company paid approximately $13,000 to Mr. Blair to complete payment of the amounts due under the separation agreement.

     In connection with the Company's termination of Les D. Kent as the Company's President in January 1999, the Company was obligated to make aggregate severance payments to Mr. Kent in the amount of approximately $217,000. Mr. Kent is a beneficial owner of greater than five percent of the Company's common stock. During 1999, the Company paid approximately $194,000 of the amounts due Mr. Kent.

Part IV


Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements - See Part II, Item 8 hereof on page 57.

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

     3. Exhibits

        Exhibit
        Number             Description of Exhibit (1)

        3(i)(a) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

        3(i)(b) Certificate of Designation of the Registrant relating to the Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

        3(i)(c) Certificate of Amendment to Certificate of Designation of the Registrant relating to the Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

        3(i)(d) Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

        3(i)(e) Certificate of Correction Relating to the Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

        3(i)(f) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

        3(i)(g) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     Exhibit
     Number             Description of Exhibit


     3(i)(h) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(i)(i) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(ii)(a) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     3(ii)(b) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

     4.1 Certificate of Designation of Registrant relating to Series A Convertible Redeemable Preferred Stock and Certificate of Amendment relating thereto (incorporated by reference to Exhibits 3(i)(b) and 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     4.2 Certificate of Designation for Series B Redeemable Preferred stock of the Registrant and Certificate of Correction Relating to the Series B Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibits 3(i)(a) and 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     4.3 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13,
               1998)

     4.4 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998)

     4.5 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     4.6 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     4.7 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

    Exhibit
    Number             Description of Exhibit


     4.8 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     4.9 Second Amended and Restated Promissory Note dated as of June 1, 1999 by and between Allin Corporation and Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     4.10 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 10-Q for the period ended September 30,
           1999)

     10.1 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.4 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     10.2* 1996 Stock Plan of the Registrant (incorporated by reference to
           Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     10.3* 1997 Stock Plan of the Registrant (incorporated by reference to
           Annex A to Allin Communications Corporation's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

     10.4* 1998 Stock Plan of the Registrant (incorporated by reference to
           Annex A to Allin Communications Corporation's Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

     10.5 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and Brian K. Blair (incorporated by reference to Exhibit 10.27 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997)

     10.6* Employment Agreement dated June 15, 1998 by and between the
           Registrant and Richard W. Talarico (incorporated by reference to
           Exhibit 10 to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

     10.7 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     10.8 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13,
           1998)

     10.9 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

     Exhibit
     Number             Description of Exhibit

     10.10* Employment Agreement dated November 6, 1998 by and between the
            Registrant and Les Kent (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

     10.11* Employment Agreement dated November 1, 1997 by and between the Registrant and Dean C. Praskach (incorporated by reference to Allin Corporation's Report on Form 10-K for the period ended December 31,
             1998)

     10.12* Employment Agreement dated January 25, 1999 by and between the Registrant and Timothy P. O'Shea (incorporated by reference to Allin Corporation's Report on Form 10-K for the period ended December 31, 1998)

     10.13*  2000 Stock Plan of the Registrant

     11      Computation of Earnings Per Share

     21      Subsidiaries of the Registrant.

     27      Financial Data Schedule.

____________

*    Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.


   4.   Reports on Form 8-K

        No report on Form 8-K was filed by the Company during the quarter ended December 31, 1999.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2000

     ALLIN CORPORATION

     By:
        /s/ Richard W. Talarico
        -----------------------

       Richard W. Talarico
       Chairman of the Board and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:


                    Signature                                           Title                             Date
                    ---------                                           -----                             ----
/s/ Richard W. Talarico                             Chairman of the Board and Chief Executive
---------------------------------                   Officer (Principal Executive Officer)            March 24, 2000
Richard W. Talarico

/s/ Dean C. Praskach                                Chief Financial Officer (Principal Financial
---------------------------------                   and Accounting Officer)                          March 24, 2000
Dean C. Praskach

/s/ Brian K. Blair                                  Director                                         March 24, 2000
---------------------------------
Brian K. Blair

/s/ Anthony L. Bucci
---------------------------------                   Director                                         March 24, 2000
Anthony L. Bucci

/s/ William C. Kavan
---------------------------------                   Director                                         March 24, 2000
William C. Kavan

/s/ James S. Kelly, Jr.
---------------------------------                   Director                                         March 24, 2000
James S. Kelly, Jr.

/s/ Anthony C. Vickers
---------------------------------                   Director                                         March 24, 2000
Anthony C. Vickers

                                                                     Schedule II


                               ALLIN CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


                                                  Balance at        Additions
                                                 Beginning of       Charged to                                   Balance at End
           (Dollars in thousands)                   Period           Expense       Other Additions  Deductions     of Period
                                               ----------------  ----------------  ---------------  ----------  ----------------
Valuation allowance on deferred tax asset           2,500             3,684              ---         ---             6,184
Allowance for doubtful accounts receivable            ---                84              ---         ---                84
Severance accrual for employee terminations           ---               329              ---         203               126
                                               ---------------------------------------------------------------------------
Year ended December 31, 1997                     $  2,500          $  4,097           $  ---      $  203          $  6,394

Valuation allowance on deferred tax asset           6,184             1,720              ---         ---             7,904
Allowance for doubtful accounts receivable             84               102              130         ---               316
Severance accrual for employee terminations           126               506              ---         604                28
                                               ---------------------------------------------------------------------------
Year ended December 31, 1998                     $  6,394          $  2,328            $ 130      $  604          $  8,248

Valuation allowance on deferred tax asset           7,904               726              ---         ---          $  8,630
Allowance for doubtful accounts receivable            316                58              ---         100               274
Severance accrual for employee terminations            28               307              ---         229               106
                                               ---------------------------------------------------------------------------
Year ended December 31, 1999                     $  8,248          $  1,091           $  ---      $  329          $  9,010
                                               ===========================================================================



                                                                   Schedule II-A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Allin Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 8, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 (a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.



                                                         /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania,
March 8, 2000



                                                                   Schedule II-B

                                 Exhibit Index
                                 -------------

     Exhibit
     Number             Description of Exhibit (1)


     3(i)(a) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     3(i)(b) Certificate of Designation of the Registrant relating to the Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     3(i)(c) Certificate of Amendment to Certificate of Designation of the Registrant relating to the Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     3(i)(d) Certificate of Designation for Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     3(i)(e) Certificate of Correction Relating to the Series B Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     3(i)(f) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(i)(g) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(i)(h) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(i)(i) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(ii)(a) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     3(ii)(b) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

                             ---------------------

 Exhibit
 Number             Description of Exhibit

    4.1 Certificate of Designation of Registrant relating to Series A Convertible Redeemable Preferred Stock and Certificate of Amendment relating thereto (incorporated by reference to Exhibits 3(i)(b) and 3(i)(c) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

    4.2 Certificate of Designation for Series B Redeemable Preferred stock of the Registrant and Certificate of Correction Relating to the Series B Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibits 3(i)(a) and 3(i)(b) to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

    4.3 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

    4.4 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30,
         1998)

    4.5 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to
         Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

    4.6 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

    4.7 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

    4.8 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

    4.9 Second Amended and Restated Promissory Note dated as of June 1, 1999 by and between Allin Corporation and Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

    4.10 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 10-Q for the period ended September 30,
         1999)

                             ---------------------

     Exhibit
     Number             Description of Exhibit

     10.1 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.4 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     10.2*  1996 Stock Plan of the Registrant (incorporated by reference to
            Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     10.3* 1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

     10.4* 1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

     10.5 Separation Agreement dated February 4, 1998 by and between Allin Communications Corporation and Brian K. Blair (incorporated by reference to Exhibit 10.27 to Allin Communications Corporation's Report on Form 10-K for the period ended December 31, 1997)

     10.6* Employment Agreement dated June 15, 1998 by and between the Registrant and Richard W. Talarico (incorporated by reference to
            Exhibit 10 to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

     10.7 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     10.8 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13,
            1998)

     10.9 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

     10.10* Employment Agreement dated November 6, 1998 by and between the
            Registrant and Les Kent (incorporated by reference to Exhibit 10.2 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

     10.11* Employment Agreement dated November 1, 1997 by and between the
            Registrant and Dean C. Praskach (incorporated by reference to Allin Corporation's Report on Form 10-K for the period ended December 31,
            1998)

     10.12* Employment Agreement dated January 25, 1999 by and between the
            Registrant and Timothy P. O'Shea (incorporated by reference to Allin Corporation's Report on Form 10-K for the period ended December 31,
            1998)

     10.13* 2000 Stock Plan of the Registrant

                             ---------------------

     Exhibit
     Number             Description of Exhibit

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