Form 10-Q
period 2000-03-31
ALLIN CORP
filed 2000-05-12
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:  March 31, 2000

                                       OR

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                 (412) 928-8800
              (Registrant's telephone number, including area code)

                  400 Greentree Commons, 381 Mansfield Avenue
                      Pittsburgh, Pennsylvania  15220-2751
                 (Former address, if changed since last report)

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

                              As of April 28, 2000

                        Common Stock,  6,010,973 Shares

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

      Item 3.  Quantitative and Qualitative Disclosure about Market    Page 34
               Sensitive Instruments


Part II -  Other Information

      Item 2.  Changes in Securities and Use of Proceeds               Page 35

      Item 6.  Exhibits and Reports on Form 8-K                        Page 36

Signatures                                                             Page 37

Forward-Looking Information

     Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Note on Forward-Looking Statements" included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                    (Dollars in thousands)
                                         (Unaudited)


                                                                                 December 31,                   March 31,
                                                                                     1999                          2000
                                                                            -----------------------       -----------------------

ASSETS

Current assets:
           Cash and cash equivalents                                         $               1,888         $               1,922
           Accounts receivable, net of allowance for
                   doubtful accounts of $274                                                 4,134                         5,788
           Notes receivable from employees                                                     ---                            15
           Inventory                                                                           741                         1,037
           Prepaid expenses                                                                    429                           450
                                                                             ----------------------       -----------------------
                   Total current assets                                                      7,192                         9,212

Property and equipment, at cost:
Leasehold improvements                                                                         473                           474
Furniture and equipment                                                                      2,684                         2,898
On-board equipment                                                                             951                           951
                                                                             ----------------------       -----------------------
                                                                                             4,108                         4,323
Less--accumulated depreciation                                                              (2,607)                       (2,793)
                                                                             ----------------------       -----------------------
                                                                                             1,501                         1,530

Assets held for resale                                                                          19                           111
Notes receivable from employees                                                                 17                           ---
Software development costs, net of accumulated
           amortization of $887 and $889                                                        26                            24
Goodwill, net of accumulated amortization of
           $1,775 and $2,038                                                                12,986                        12,723
Other assets, net of accumulated amortization of
           $522 and $587                                                                     2,285                         2,264
                                                                             ----------------------       -----------------------

Total assets                                                                 $              24,026        $               25,864
                                                                             ======================       =======================



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                    (Dollars in thousands)
                                         (Unaudited)


                                                                                         December 31,                  March 31,
                                                                                             1999                        2000
                                                                                        ---------------           ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable                                                  $                2           $            2
   Bank lines of credit                                                                             650                     1,565
   Accounts payable                                                                                 665                     1,977
   Accrued liabilities:
        Compensation and payroll taxes                                                              615                       804
        Dividends on preferred stock                                                                865                       947
        Other                                                                                       756                       790
   Billings in excess of costs                                                                      415                       731
   Deferred revenue                                                                                 996                        27
                                                                                     ------------------          -----------------
        Total current liabilities                                                                 4,964                     6,843

Non-current portion of notes payable                                                              1,002                     1,002
Deferred income taxes                                                                                81                        81
Commitments and contingencies

Shareholders' equity:
        Preferred stock, par value $.01 per share, authorized
              100,000 shares:
              Series C redeemable preferred stock, designated,
                     issued and outstanding 25,000 shares                                         2,500                     2,500
              Series D convertible redeemable preferred stock,
                     designated, issued and outstanding
                     2,750 shares                                                                 2,152                     2,152
              Series E convertible redeemable preferred stock,
                     designated 2,000 shares, issued and
                     outstanding 1,926 shares                                                     1,926                     1,926
              Series F convertible redeemable preferred stock,
                     designated, issued and outstanding
                     1,000 shares                                                                 1,000                     1,000
           Common stock, par value $.01 per share, authorized
                20,000,000 shares, issued 5,995,830 and
                6,019,140 shares                                                                     60                        60
           Additional paid-in-capital                                                            40,198                    40,138
           Warrants                                                                                 598                       598
           Retained deficit                                                                     (30,428)                  (30,409)
           Treasury stock at cost, 8,167 common shares                                              (27)                      (27)
                                                                                     ------------------       -------------------
Total shareholders' equity                                                                       17,979                    17,938
                                                                                    -------------------       -------------------

Total liabilities and shareholders' equity                                          $            24,026       $            25,864
                                                                                    ===================       ===================



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                   (Dollars in thousands, except per share data)
                                         (Unaudited)




                                                                                 Three Months                  Three Months
                                                                                    Ended                         Ended
                                                                                  March 31,                     March 31,
                                                                                     1999                          2000
                                                                            -----------------------       ----------------------
Revenue                                                                     $                6,133        $                7,087

Cost of sales                                                                                3,822                         4,098
                                                                            -----------------------       ----------------------

Gross profit                                                                                 2,311                         2,989

Selling, general & administrative                                                            3,073                         2,905
                                                                            -----------------------       ----------------------

(Loss) income from operations                                                                 (762)                           84

Interest expense, net                                                                           75                            65
                                                                            -----------------------       ----------------------

(Loss) income before provision for income taxes                                               (837)                           19

Provision for income taxes                                                                      19                           ---
                                                                            -----------------------       ----------------------

(Loss) income from continuing operations                                                      (856)                           19

Gain from discontinued operations                                                               (5)                          ---
                                                                            -----------------------       ----------------------

Net (loss) income                                                                             (851)                           19

Dividends on preferred stock                                                                   100                           153
                                                                            -----------------------       ----------------------

Net loss attributable to common shareholders                                $                 (951)       $                 (134)
                                                                            =======================       ======================

Loss per common share from continuing operations
           attributable to common shareholders -
           basic and diluted                                                $                (0.16)       $                (0.02)
                                                                            =======================       ======================

Income per common share from discontinued
           operations - basic and diluted                                   $                  0.00       $                  0.00
                                                                            =======================       =======================

Net loss per common share attributable to common
           shareholders  - basic and diluted                                $                 (0.16)      $                 (0.02)
                                                                            =======================       =======================

Weighted average shares outstanding - basic and diluted                                   5,969,162                     6,002,520
                                                                            -----------------------       -----------------------




The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Dollars in thousands)
                                                  (Unaudited)



                                                                                 Three Months                  Three Months
                                                                                    Ended                         Ended
                                                                                  March 31,                     March 31,
                                                                                     1999                          2000
                                                                            -----------------------       -----------------------

Cash flows from operating activities:
           Net (loss) income                                                                  (851)                           19
           Adjustments to reconcile net (loss) income to net
           cash flows from operating activities:
                   Depreciation and amortization                                               626                           523
                   Amortization of deferred compensation                                       (41)                          ---
                   Loss from writedown and sale of assets                                       96                           ---
                   Cost of fixed assets sold                                                   ---                           237
           Changes in certain assets and liabilities:
                   Accounts receivable                                                        (683)                       (1,655)
                   Inventory                                                                  (318)                         (279)
                   Prepaid expenses                                                            (11)                          (20)
                   Assets held for resale                                                      (60)                         (111)
                   Other assets                                                                ---                             2
                   Accounts and notes payable                                                  283                         1,313
                   Accrued liabilities                                                         389                           226
                   Billings in excess of costs                                                 ---                            79
                   Income taxes payable                                                        (42)                          ---
                   Deferred revenues                                                            21                          (969)
                                                                            -----------------------       -----------------------
           Net cash flows from operating activities                                           (591)                         (635)
                                                                            -----------------------       -----------------------

Cash flows from investing activities:
           Proceeds from sale of assets                                                         13                             4
           Proceeds from note receivable related to
                   sale of subsidiary                                                          463                           ---
           Capital expenditures                                                                (78)                         (178)
                                                                            -----------------------       -----------------------
           Net cash flows from investing activities                                            398                          (174)
                                                                            -----------------------       -----------------------

Cash flows from financing activities:
           Payment of dividends on preferred stock                                             (42)                          (71)
           Debt acquisition costs                                                               (1)                          ---
           Net (repayment) proceeds on lines of credit                                         (19)                          915
           Repayment of note payable                                                           (59)                          ---
           Repayment of capital lease obligations                                               (2)                           (1)
                                                                            -----------------------       -----------------------
           Net cash flows from financing activities                                           (123)                          843
                                                                            -----------------------       -----------------------

Net change in cash and cash equivalents                                                       (316)                           34
Cash and cash equivalents, beginning of period                                               2,510                         1,888
                                                                            -----------------------       -----------------------
Cash and cash equivalents, end of period                                                     2,194                         1,922
                                                                            =======================       =======================




The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



1.  Basis of Presentation

    The information contained in these financial statements and notes for the three-month periods ended March 31, 1999 and 2000 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1998 and 1999, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

    Disposal of Segment

    An adjustment to the gain on the September 1998 disposal of SportsWave, Inc. was recorded during the three-month period ended March 31, 1999 and is presented after net loss from continuing operations.

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

    Revenue and Cost of Sales Recognition

    Allin Corporation of California ("Allin Consulting-California") and Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania") charge consulting fees to their clients for their technology consulting services. The majority of fees are charged on an hourly basis with revenue and related cost of sales recognized as services are performed. Revenue and cost of sales for fixed price projects are recognized on a percentage of completion basis.

    Allin Interactive Corporation's ("Allin Interactive") recognition method for revenue and cost of sales for systems integration services is determined based on the size and expected duration of the project. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion. Allin Interactive utilizes the proportion of labor cost incurred to expected total project labor cost as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. Revenue and cost of sales for fixed price consulting services are recognized on a percentage of completion basis. Time based consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and management fees and any associated cost of sales are recognized as the services are performed.

    Allin Digital Imaging Corp. ("Allin Digital") recognizes revenue and cost of sales for systems integration services upon completion of the respective projects. Revenue and associated cost of sales for equipment and consumable sales is recognized upon shipment of the product. Technology support fees and associated cost of sales are recognized as services are performed.

    Allin Network Products, Inc. ("Allin Network") recognizes revenue and associated cost from the sale of products at the time the products are shipped. Consulting and service revenue and cost of sales are recognized as services are performed. Revenue earned under material prepaid service contracts is recognized pro-rata over the lives of the contracts.

    Earnings Per Share

    Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company, excluding 18,901 shares of outstanding restricted stock for the three-month period ended March 31, 1999. The restriction on these shares of common stock lapsed in November 1999. The restricted stock, outstanding stock options, convertible note and the Company's Series D, E and F convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional options and warrants to purchase shares that would have been considered in the calculation of diluted EPS, if their effect was not anti-dilutive, were 18,901 and 733,075 for the three-month periods ended March 31, 1999 and 2000, respectively.

    Inventory

    Inventory, consisting principally of digital photography equipment and software, and computer hardware, software and communications equipment, is stated at the lower of cost (determined on the average cost method) or market.

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

    Financial Instruments

    As of March 31, 2000, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

    Supplemental Disclosure Of Cash Flow Information

    Cash payments for income taxes were approximately $6,000 during both of the three-month periods ended March 31, 1999 and 2000. Cash payments for interest were approximately $-0- and $1,000 during the three months ended March 31, 1999 and 2000, respectively. Cash payments for dividends were approximately $42,000 and $71,000 during the three months ended March 31, 1999 and 2000, respectively. Dividends on preferred stock of approximately $86,000 and $139,000 were accrued but unpaid during the three-month periods ended March 31, 1999 and 2000, respectively.

2. Preferred Stock

   The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock and 1,000 as Series F Convertible Redeemable Preferred Stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series E, Series F, Series D and Series C. As of March 31, 2000, the Company has outstanding 25,000, 2,750, 1,926 and 1,000 shares of Series C, D, E and F preferred stock, respectively. All previously outstanding shares of the Company's Series A and B preferred stock were exchanged in May 1999 for a like number of shares of Series C and D preferred stock, respectively.

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

   Reorganization charges of approximately $70,000 were recorded in February 2000 to establish a liability for severance costs associated with the termination of services of two managerial personnel associated with the staffing services provided by the Company's Business Operations Solution Area. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. As of March 31, 2000, approximately $26,000 of the amount accrued under the February 2000 charges had been paid. The remaining balance, approximately $44,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by June 2000.

   A reorganization charge of approximately $208,000 was recorded as of January 12, 1999 to establish a liability for severance costs associated with the termination of services of the Company's president. During the quarterly period ended December 31, 1999, additional expense of approximately $18,000 was recorded to adjust the reorganization charge previously recorded. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during these periods. As of March 31, 2000, all of the amount accrued under the January 12, 1999 charge had been paid.

4. Acquisition of Erie Computer Company

   On February 3, 2000, Allin Network acquired certain assets utilized in the operations of Erie Computer Company ("Erie Computer"), previously an operating division of Patterson-Erie Corporation ("Patterson-Erie"). Erie Computer's operations include information technology consulting services, computer hardware, software and networking equipment sales and computer hardware service. Erie Computer is located in Erie, Pennsylvania and had operated for twenty-three years prior to Allin Network's acquisition of its assets. The asset acquisition was effective for accounting purposes as of February 1, 2000.

   The purchased assets included the computer hardware and software, furnishings, office equipment and supplies utilized in Erie Computer's operations, inventory consisting of computer-related hardware, software and supplies, vehicles, customer lists, rights to the name "Erie Computer Company" and all other tangible and intangible assets utilized in Erie Computer's operations. Allin Network has retained the Erie Computer employees and intends to continue use of the tradename "Erie Computer Company". The Company has also entered a lease with Patterson-Erie for occupancy of the building utilized for Erie Computer's operations. The term of the lease is for one year through January 31, 2001, but the Company may terminate the lease during the term on fifteen days written notice.

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

5. Equity Transactions

   The Company issued 23,310 shares of its common stock on February 3, 2000 in connection with Allin Network's acquisition of certain assets utilized in the operations of Erie Computer. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition, which resulted in the recording of approximately $93,000 of additional paid-in-capital.

   A total of 51,867 options for common shares, exercisable at an average exercise price of $4.14 per share, were awarded under the Company's 1998 Stock Plan during the three months ended March 31, 2000. The exercise prices of the options awarded ranged from $4.00 per share to $4.50 per share. All of the options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. During the three months ended March 31, 2000, vested options to purchase 570 shares and non-vested options to purchase 20,420 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1998 Stock Plan to purchase 334,635 shares of common stock remain outstanding as of March 31, 2000.

   A total of 10,000 options for common shares, exercisable at $4.50 per share, were awarded under the Company's 1997 Stock Plan during the three months ended March 31, 2000. All of the options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. During the three months ended March 31, 2000, vested options to purchase 280 shares and non-vested options to purchase 280 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 298,650 shares of common stock remain outstanding as of March 31, 2000.

   A total of 60,000 options for common shares, exercisable at an average exercise price of $4.46 per share, were awarded under the Company's 1996 Stock Plan during the three months ended March 31, 2000. A total of 40,000 of the options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date, except that 21,250 options will vest earlier in the event of a change in control of the Company, as defined in certain employment agreements. A total of 5,000 of the options vested immediately upon grant. A total of 15,000 of the options will vest on the earlier to occur of May 15, 2001 or a change in control of the Company. See Item 11 - Executive Compensation of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information concerning the vesting of options in the event of a change in control of the Company. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. During the three months ended March 31, 2000, vested options to purchase 3,150 shares and non-vested options to purchase 100 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1996 Stock Plan to purchase 231,550 shares of common stock remain outstanding as of March 31, 2000.

6. Industry Segment Information

   Basis for Determining Segments

   The Company follows Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") as the basis for determining its segments. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. Segments to be reported will fall under two groups, Solution Area Services and Ancillary Services & Product Sales. The Company's operations and management's evaluations are primarily oriented around five solution areas: Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and Interactive Media. Solution Area Services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus of being a solutions-oriented information technology consulting company. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. In connection with its solutions-oriented services, clients will request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide product sales of information system hardware, software and equipment and supplies utilized by interactive media systems. The Company also continues to own and operate two interactive television systems as a result of a discontinued operating model. The segment group Ancillary Services & Product Sales will include these activities which are ancillary to or outside of the Company's current strategic focus.

   The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, production processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and three segments related to the Interactive Media Solution Area: Interactive Media Consulting, Interactive Media Systems Integration and Digital Imaging Systems Integration. Segments grouped as Ancillary Services & Product Sales include Interactive Television Transactional Revenue & Management Fees, Digital Photography Product Sales, Information System Product Sales and Other Services.

   Measurement Method

   The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Income and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

  Information on revenue derived from external customers is as follows:

(Dollars in thousands)                                                      Revenue from External
                                                                                 Customers
Three Month Periods ended March 31                                              1999       2000
                                                                          -----------------------

Solution Area Services:
    Information Technology Infrastructure                                       $1,014      $  947
    Business Operations                                                          3,650       2,060
    Knowledge Management                                                           ---         356
    Electronic Business                                                              3         234
    Interactive Media:
        Interactive Media Consulting                                                63         263
        Interactive Media Systems Integration                                       20       1,703
        Digital Imaging Systems Integration                                        512         718
                                                                         -------------------------
Total Solution Area Services                                                    $5,262      $6,281

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue & Management Fees              $  663      $  148
    Digital Imaging Product Sales                                                   97         317
    Information System Product Sales                                                43         260
    Other Services                                                                  68          81
                                                                         -------------------------
Total Ancillary Services & Product Sales                                        $  871      $  806
                                                                         -------------------------


Consolidated Revenue from External Customers                                    $6,133      $7,087
                                                                         =========================

  Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:


(Dollars in thousands)                                                   Revenue from Related Entities
Three Month Periods ended March 31                                               1999        2000
                                                                        --------------------------------
Solution Area Services                                                           $  57       $  78
Ancillary Services & Product Sales                                                  80          85
                                                                        ---------------------------------

Total Revenue from Related Entities in Other Segments                            $ 137       $ 163
                                                                        =================================

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


(Dollars in thousands)                                                               Gross Profit
Three Month Periods ended March 31                                                1999            2000
                                                                              ------------------------
Solutions Area Services:
    Information Technology Infrastructure                                       $  443          $  488
    Business Operations                                                          1,119             573
    Knowledge Management                                                           ---             173
    Electronic Business                                                              1             121
    Interactive Media:
        Interactive Media Consulting                                                36             161
        Interactive Media Systems Integration                                        8             964
        Digital Imaging Systems Integration                                        118             234
                                                                              ------------------------
Total Solution Area Services                                                    $1,725          $2,714

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue & Management Fees              $  593          $  101
    Digital Imaging Product Sales                                                   15              26
    Information System Product Sales                                                 7              88
    Other Services                                                                 (29)             60
                                                                              ------------------------
Total Ancillary Services & Product Sales                                        $  586          $  275
                                                                              ------------------------

Consolidated Gross Profit                                                       $2,311          $2,989
                                                                              ========================

  Assets

  Information on total assets attributable to segments is as follows:


(Dollars in thousands)                                                             Total Assets
As of March 31                                                                  1999            2000
                                                                              -------------------------
Solution Area Services:
    Information Technology Infrastructure                                     $ 8,297          $ 6,931
    Business Operations                                                        12,179           11,011
    Knowledge Management                                                          ---              431
    Electronic Business                                                           259              504
    Interactive Media:
        Interactive Media Consulting                                               48              229
        Interactive Media Systems Integration                                     208            1,377
        Digital Imaging Systems Integration                                       800            1,744
                                                                              ------------------------
Total Solution Area Services                                                  $21,791          $22,227

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue & Management Fees            $ 2,183          $   399
    Digital Imaging Product Sales                                                 152              666
    Information System Product Sales                                              113              281
    Other Services                                                                 59              126
                                                                              ------------------------
Total Ancillary Services & Product Sales                                      $ 2,507          $ 1,472

Corporate                                                                       1,650            2,165
                                                                              ------------------------

Consolidated Total Assets                                                     $25,948          $25,864
                                                                              ========================


7. Sale of Celebrity Ship Interactive Television Systems

   During August 1999, Allin Interactive entered an agreement with Celebrity Cruises, Inc. ("Celebrity") providing for Celebrity's purchase, for approximately $2,400,000, of the four interactive television systems previously owned by Allin Interactive and operated on Celebrity ships. Sale proceeds were received by Allin Interactive subsequent to satisfactory joint inspections of the systems by Allin Interactive and Celebrity. Two ship system sales were completed in each of August and September 1999. Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems sold.

   Under the maintenance agreement between Allin Interactive and Celebrity, Allin Interactive was obligated to provide ongoing technical support for the four interactive television systems sold to Celebrity, as well as a fifth system previously sold to Celebrity, for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance period ended March 17, 2000. Allin Interactive earned fixed monthly maintenance fees during the initial six-month maintenance period. Revenue for the four interactive television system sales was recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's minimum technical maintenance obligation.

Item 2.


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three-month periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as the information discussed herein under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, uncertainty as to the Company's future profitability; fluctuations in operating results, accumulated deficit, and liquidity; risks associated with the Company's limited operating history under new marketing strategies, the need for management of growth and geographic expansion; dependence on key personnel; the risks inherent in development of new products and markets; competition in the Company's existing and potential future lines of business and rapidly changing technology as well as other risks and uncertainties. See "Special Note on Forward-Looking Statements" below.

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

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of March 31, 2000, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. Unless the context otherwise requires, all references herein to the "Company" mean Allin Corporation and its subsidiaries. The Company utilizes the trade-names Allin Consulting, Allin Interactive, Allin Digital Imaging and Erie Computer Company in its operations. The Company is headquartered in Pittsburgh, Pennsylvania and operates additional offices in San Jose, Walnut Creek and Oakland, California, Ft. Lauderdale, Florida, Cleveland, Ohio and Erie, Pennsylvania.

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

     As noted previously, the Company's operations and marketing strategy are oriented around five interrelated solution areas. A brief description of each solution area is as follows:

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

     The operations of each solution area are discussed in more detail below in this Overview of Organization, Products & Markets.

     The solution area structure is defined more by a customer's use of the services than the technological disciplines utilized in the engagement. Management believes that it fosters a customer-oriented focus. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. Solution area sales and operational personnel must understand a customer's business issues to provide a customized solution for their particular needs. The ability of customers to manage information has become a prerequisite for their success. A company's knowledge capital has become increasingly critical in allowing it to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet in the business arena is also fundamentally changing how businesses interact with customers and suppliers. The Company believes that the effective delivery of customer-oriented technology solutions will foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its strategy. The Company's target market is emerging small and medium-sized businesses seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from $250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes customers of this size are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. A major marketing initiative of 2000 is to build awareness among businesses in the Company's target market that the Company is an organization focused on the realities of the Internet and Internet-based business solutions. The Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Areas target horizontal markets, meaning businesses across a broad spectrum of industries. Interactive Media targets certain vertical markets where the Company believes industry conditions are conducive to acceptance of the Company's services, including the cruise, healthcare, education and professional photography markets. Solution area services comprise the substantial majority of the Company's current activities, are most closely associated with its strategic focus and have a commonality of purpose in meeting the core strategic objectives of the Company.

     The solution areas described above deliver consulting services to customers through three methods: managed, co-managed and staffing. With the managed delivery method, the solution area assumes complete control of the consulting process. Client personnel function as sources of information concerning the business need for which a solution is sought. Solution area managers and consultants fully control solution planning, development and implementation. The managed delivery method delivers solutions on a turnkey basis. With the co-managed delivery method, management of the solution is shared between the solution area and customer personnel. Solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. Project functions are distributed among both solution area and customer personnel. Management views services delivered through the managed or co-managed methods as being solutions-oriented services because the Company is fully or partially responsible for development and implementation of technology-based solutions to customers' business problems. With the staffing delivery method, the solution area provides technical resources with specific technical skill sets. The customer utilizes these resources to complement and assist its technical staff in the execution of tasks or projects. The customer remains in control of the tasks or projects and actively manages the work performed by the Company's consultants. The Company will currently perform services under any of these delivery methods. However, the managed and co-managed delivery methods are viewed as offering the potential for higher billing rates and margins due to the Company's performance of high-level managerial tasks required with these delivery methods. The Company is seeking to gradually increase the proportion of overall solution area services provided under the managed and co-managed delivery methods.

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

 . The Solution Deployment phase begins with a pilot and culminates in the production release of the installed system, training and documentation and conversion of or integration with existing systems.

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


     Technology infrastructure is comprised of three significant components: the physical network, the operating system and back-office applications. The physical network component deals with network design, network security, local and remote access and Internet connectivity. The operating system encompasses all aspects of the design and implementation of a network operating system including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Back-office operations encompass the design and installation of communications servers, database servers and application servers. Information Technology Infrastructure Solution Area services focus on the proper selection, implementation and management of the underlying platforms driving customers' information systems. Services include design, configuration, implementation, monitoring and support of customer operating systems, management and maintenance of database platforms, messaging systems, information system security solutions, help desk support and application services such as message queing and transaction servers. The Information Technology Infrastructure Solution Area services for the client/server environment maintain a focus on Microsoft BackOffice technology including Windows 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. This solution area also creates network solutions that integrate Unix, Lotus, Oracle, Novell and IBM mainframe systems with Windows NT-based networks.

     The Business Operations Solution Area provides custom software development services for the client/server environment, offering a full spectrum of services including business requirements analysis, data modeling and design, project and technical management, programming, documentation and support. The Business Operations Solution Area also provides consulting and custom development for mainframe systems, including application development, data base development and administration, and data communications development for IBM proprietary technology. Additionally, Business Operations provides specialized technology consulting services for the banking industry, including conversions for mergers and acquisitions, software product implementation, systems modification and support. The banking industry services are focused on development, implementation and management of Hogan IBA software applications, which are specialized products for the banking industry.

     The Knowledge Management Solution Area focuses on five knowledge services, collaboration, content and document management, business intelligence, search and delivery and workflow, which enhance an organization's ability to disseminate knowledge. These services provide tools to empower customer personnel with business intelligence for fast and effective decision making. Knowledge Management designs and implements solutions establishing collaborative systems that enable enterprise-wide users to innovate through threaded decisions, document management and workflow. Knowledge Management's solutions enable all functional areas of an enterprise to monitor key business indicators such as sales orders, schedules and customer requests through a knowledge base consisting of relational data, e-mail messages, files and dynamic web content.

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

     The Company's Interactive Media Solution Area utilizes the Company's expertise in digital media applications to provide solutions based on streaming of media, interactive television and digital imaging. These solutions utilize advanced technology and can help customers utilize the power of the Internet to differentiate products and services. Interactive Media delivers business-to-business and business-to-consumer E-commerce platforms currently focused on four vertical target markets: the cruise industry, healthcare, education and professional photography. Interactive Media consulting services specialize in interactive media design and specification and application development. Management believes that the Interactive Media Solution Area is a leader in the development of interactive television platforms. Interactive Media currently offers systems integration services for installation of business-to-consumer E-commerce platforms featuring new hardware configurations utilizing state of the art equipment from On Command Corporation (On Command"). The On Command equipment offers substantial functionality improvements over end-user and head end components previously used in the Company's interactive television systems.

     The Interactive Media Solution Area also provides comprehensive systems integration services in digital imaging technology to the professional photography industry. The Company believes that the Internet will be a driving force accelerating a market trend in the professional photography industry toward digital imaging. The Company believes that its Interactive Media Solution Area is on the forefront of developing Internet-based business-to-business and business-to-consumer E-commerce solutions for the professional photography industry. The Company's Portraits Online/TM/ proprietary Internet-based portrait viewing and selling systems allow photography customers to view and order their portraits online at the studio following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the studio's Portraits Online/TM/ Internet site. There can be no assurance, however, that competing or superior digital imaging products or systems may emerge which may adversely impact the Company.

     Ancillary services and product sales are those revenue producing activities carried out by the Company that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. Ancillary services and product sales are conducted either because they represent continuation of operating activity that originated under an operating model that was subsequently abandoned or because they meet client requests for products and services recommended during the performance of solution area services or that are necessary for continued operation of implemented solutions. Ancillary services and product sales include the following types of activities:

   . The Company continues to derive revenue for transactional interactive services such as pay-per-view movies and video gaming from interactive television operations on two cruise ships. Operations of this type originated when the Company followed an owner-operator model from 1995 to 1997 for its interactive television system operations. The Company expects that interactive television transactional revenue to be realized in 2000 will be significantly reduced from previous levels due to a reduction in the number of systems operated on this basis.

   . Customers' operation of digital imaging systems involves the continual usage of consumables such as photographic paper, photographic ribbons and compact discs. Studios will also from time to time purchase additional equipment to enhance the capabilities of systems already installed or in response to increasing business volume. The Company views being a source of digital consumable supplies and ongoing equipment upgrades as an aid in maintaining the relationships it establishes with its digital imaging systems integration customers.

   . The Company's information system product sales historically have been primarily obtained in connection with technology consulting engagements carried out by the Company's solution areas. The Company views being a source of information system products as a complementary service to solution area customers and as an aid in maintaining established relationships. Erie Computer also maintains information system product sale operations that are not dependent on its consulting operations.

   . Other services include several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity. Examples of the types of revenue included are placement fees and Internet hosting fees.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenue

     The Company's total revenue for the three months ended March 31, 2000 was $7,087,000, an increase from total revenue of $6,133,000 for the three months ended March 31, 1999. The increase of $954,000, or 16%, is attributable to a $1,019,000, or 19%, increase in revenue for the Company's solution area operations. Significant revenue increases of $2,676,000 were realized collectively among the Company's Knowledge Management, Electronic Business and Interactive Media Solution Areas, which more than offset a $1,590,000 decline in revenue for the Business Operations Solution Area. The Company's management believes that the revenue realized in the first quarter of 2000 reflects the Company's strategic emphasis now and throughout 1999 on promoting solutions-oriented services. The Knowledge Management, Electronic Business and Interactive Media Solution Areas perform primarily solutions-oriented services provided on a managed or co-managed delivery method.

     The Company's solution areas recognized revenue, after elimination of intercompany sales, of $6,281,000 during the three months ended March 31, 2000, including $947,000 for Information Technology Infrastructure, $2,060,000 for Business Operations, $356,000 for Knowledge Management, $234,000 for Electronic Business and $2,684,000 in Interactive Media. Comparable solution area revenue for the three months ended March 31, 1999 was $5,262,000 in total, including $1,014,000 from Information Technology Infrastructure, $3,650,000 from Business Operations, $3,000 from Electronic Business and $595,000 from Interactive Media.

     Information Technology Infrastructure revenue decreased $67,000, or 7%, in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decline is attributable to the reorientation of the Company's solutions-oriented consulting offerings from primarily Information Technology Infrastructure to a broader array of services. The solutions-oriented sales staff emphasized development of Knowledge Management and Electronic Business revenue throughout 1999 in order to broaden the Company's revenue base, with the result that Information Technology Infrastructure revenue has declined slightly. The Company's management believes several market forces will contribute to increasing opportunities for Information System Infrastructure sales in 2000, including the introduction of Windows 2000 and the need for companies to improve their technical infrastructure to support Internet-driven business capabilities. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, revenue in the Information Technology Infrastructure Solution Area in the future.

     The substantial decrease in Business Operations revenue of $1,590,000, or 44%, in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is attributable to significant declines experienced due to the impact of the Year 2000 computer problem and from the Company's strategic shift to emphasizing the development of solutions-oriented operations under the managed or co-managed delivery methods. The majority of Business Operations consulting has historically been delivered through the staffing model including most of Business Operations' mainframe computer services and specialized banking industry consulting services. As was discussed in the Industry Overview - Technology Consulting Services section in Item 1 - Business of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Year 2000 problem negatively impacted demand for technology consulting services industry-wide in 1999 from customers' postponement of new technology initiatives or development projects in order to be conducting a more simple scope of operations when the full impact of any concerns regarding possible Year 2000 problems would be realized. The largest declines in demand for technology consulting services were noted for technology staffing operations. Business Operations revenue continued to be impacted by this industry trend in the first quarter of 2000, as the level of demand for staffing services continued to be low. The Company's shift in strategy toward solutions-oriented services has also increased the emphasis placed by the sales staff on revenue development in other solution areas.

     The Knowledge Management Solution Area was organized in early 1999, but revenue was not realized until the second quarter of 1999. Knowledge Management revenue has grown substantially during the first year of operations and represents 6% of solution area revenue and 5% of overall revenue during the three months ended March 31, 2000. Management believes the performance of this solution area in its initial year of operation confirms that a market exists for solutions based on key knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow. Management believes the business opportunities obtained to date for Knowledge Management services have been consistent with the Company's solutions-oriented strategy and have significantly contributed to the increase in solutions-oriented revenue realized in the first quarter of 2000 as compared to the first quarter of 1999. There can be no assurance, however, that Knowledge Management revenue will continue to be realized at levels similar to or greater than that realized during the three months ended March 31, 2000.

     The Electronic Business Solution Area recorded a revenue increase of $231,000 for the three months ended March 31, 2000 as compared with the three months ended March 31, 1999. As was discussed in the Industry Overview - Technology Consulting Services section in Part 1 - Business of the Company's Annual Report on Form 10-K, the Internet is viewed by industry analysts as the next significant wave of technological and business innovation, with Internet-related business activity expected to grow significantly over the early years of the 2000's. Internet-based technology consulting is also expected to share in the rapid growth. The Company's management believes that the compelling market forces represent an opportunity for growth in Electronic Business services that started to be realized late in 1999 and continued through the first quarter of 2000. The Company is committed to further development of this solution area in 2000 with additional technical and sales resources. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its Electronic Business Solution Area in the future.

     Interactive Media Solution Area revenue totaled $2,684,000 for the three months ended March 31, 2000, including $263,000 for interactive media consulting, $1,703,000 for interactive media systems integration and $718,000 for digital imaging systems integration. Comparable Interactive Media revenue for the three months ended March 31, 1999 was $595,000 in total, including $63,000 for interactive media consulting, $20,000 for interactive media systems integration, and $512,000 for digital imaging systems integration. The increase in revenue was 351% comparing the first quarter of 2000 to the first quarter of 1999.

     Revenue for Interactive Media consulting services increased by $200,000, or 317%, comparing the first quarter of 2000 to the first quarter of 1999. Services provided include application design and development for business-to-consumer E-business platforms. The Company's management believes the growth of interactive media technology in the markets targeted by the Interactive Media Solution Area and the Company's extensive experience with interactive technology offer the opportunity for revenue growth. There can be no assurance, however, that the Company's Interactive Media Solution Area will continue to realize consulting revenue equal to or greater than was realized in the first quarter of 2000.

     Revenue for Interactive Media systems integration services increased by $1,683,000 in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The most significant sources of revenue during the first quarter of 2000 were the interactive television system being installed on the Celebrity ship Millennium and continuing revenue recognition from the 1999 sale of four shipboard interactive television systems to Celebrity. The Celebrity ship systems had been installed from 1995 to 1997 on an owner-operator model followed by the Company at that time. Revenue from the Celebrity system sales was recognized over the minimum period of a related maintenance obligation for the systems, which ended March 17, 2000. Revenue from Interactive Media systems integration services is expected to decline in the second quarter of 2000 due to completion of revenue recognition for the Celebrity system sales in March 2000. Additional sources of revenue during the first quarter of 2000 were the installation of interactive media platforms for healthcare and educational institutions.

     Digital imaging systems integration revenue increased by $206,000, or 40%, in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The Company's management believes the increase in revenue resulted from the efforts of a larger internal sales force and greater industry recognition of the Company's services as a result of advertising and trade show presentations.

     The Company recognized revenue for ancillary services and product sales of $806,000 during the three months ended March 31, 2000, including $148,000 for interactive television transactional revenue & management fees, $317,000 for digital imaging product sales, $260,000 for information system product sales and $81,000 for other services. Ancillary services and product sales revenue of $871,000 was recognized during the three months ended March 31, 1999, including $663,000 for interactive television transactional revenue & management fees, $97,000 for digital imaging product sales, $43,000 for information system product sales and $68,000 for other services.

     Interactive television transactional revenue & management fees decreased by $515,000, or 78%, in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The revenue decrease is attributable to the Company's transition from an owner-operator model for interactive television systems to a systems integration and consulting services model. The Company began 1999 operating interactive television systems on eight ships and ended the year operating two of the systems. The Company believes the transactional revenue realized from these remaining systems justifies their continued operation. Digital imaging product sales increased by $220,000, or 227%, in the first quarter of 2000 as compared to the first quarter of 1999. The Company derives the majority of this revenue from the sale of consumable products and equipment utilized in the digital photography process to customers for which the Company had previously installed a digital imaging system. The increase in revenue in 2000 resulted from a substantially larger base of customers with installed systems than had been present in 1999 and several sales of high value equipment such as digital cameras during the first quarter of 2000. Information system product sale revenue increased by $217,000, or 505%, in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The most significant factor contributing to the increase was the Company's acquisition of Erie Computer in February 2000. Erie Computer's revenue base includes a significant component of information system product sales that are not dependent on its technology consulting operations. There can be no assurance, however, that revenue increases will continue to be realized as a result of the acquisition. Revenue from other services increased by $13,000 in the first quarter of 2000 as compared to the first quarter of 1999 due to a higher level of placement fees recorded in 2000.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $4,098,000 during the three months ended March 31, 2000 as compared to $3,822,000 during the three months ended March 31, 1999. The increase in cost of sales of $276,000 resulted primarily from a $1,186,000 increase in cost of sales for the Company's Interactive Media, Knowledge Management and Electronic Business Solution Areas, which was attributable to the substantial revenue increase from these services. The majority of the increase in cost of sales was offset by a decline in Business Operations cost of sales of $1,044,000 related to a substantial decline in Business Operations revenue comparing the first quarter of 2000 to the first quarter of 1999. Gross profit of $2,989,000 was recognized for the three months ended March 31, 2000 as compared to $2,311,000 for the three months ended March 31, 1999, an increase of $678,000, or 29%. The 29% increase in gross profit in the first quarter of 2000 as compared to the first quarter of 1999 was higher than the 16% revenue increase. The Company's management attributes the improvement in gross profit as a percent of revenue to the increase in the solutions-oriented consulting and integration services provided by the Knowledge Management, Electronic Business and Interactive Media Solution Areas in 2000. Management believes solutions-oriented services provided under the managed and co-managed delivery methods offer the potential for higher billing rates and margins than staffing-oriented services and that the substitution of solutions-oriented services for staffing services from the first quarter of 1999 to the first quarter of 2000 resulted in improvement to the Company's gross profit both in aggregate dollars and percent of revenue.

     The Company's solution areas recorded a total of $3,567,000 for cost of sales during the three months ended March 31, 2000, including $459,000 for Information Technology Infrastructure, $1,487,000 for Business Operations, $183,000 for Knowledge Management, $113,000 for Electronic Business and $1,325,000 for Interactive Media. Comparable cost of sales for the three months ended March 31, 1999 was $3,537,000 in total, including $571,000 for Information Technology Infrastructure, $2,531,000 for Business Operations, $2,000 for Electronic Business and $433,000 for Interactive Media. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, including growth in the solutions-oriented consulting and systems integration services provided by the Knowledge Management, Electronic Business and Interactive Media Solution Areas and the decline in Business Operations services provided on a staffing delivery method. Gross profit for the Company's solution areas for the three months ended March 31, 2000 was $2,714,000, including

$488,000 for Information Technology Infrastructure, $573,000 for Business Operations, $173,000 for Knowledge Management, $121,000 for Electronic Business and $1,359,000 for Interactive Media. Comparable gross profit for the three months ended March 31, 2000 was $1,725,000 in total, including $443,000 for Information Technology Infrastructure, $1,119,000 for Business Operations, $1,000 for Electronic Business and $162,000 for Interactive Media. The substantial increase in consulting and systems integration revenue in the Knowledge Management, Electronic Business and Interactive Media Solution Areas, partially offset by the decline in Business Operations revenue, is responsible for the increase in gross profit in the first quarter of 2000 as compared to the first quarter of 1999.

     Information Technology Infrastructure gross profit increased $45,000 in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 while revenue decreased by $67,000. The Company was able to realize a 10% increase in gross profit in the first quarter of 2000 as compared to the first quarter of 1999 despite a 7% revenue decline. The increase in gross profit was realized through growth in high-margin solutions-oriented projects for Allin Consulting-Pennsylvania.

     The Business Operations Solution Area experienced a decrease in gross profit of $546,000 in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The Company attributes the decline to lessened demand for mainframe-oriented technology services and the Company's specialized bank consulting services due to customers' postponement of technology projects pending evaluation of the impact of the Year 2000 rollover. The Company is also emphasizing other solutions-oriented services more strongly in its sales and marketing efforts.

     The Knowledge Management Solution Area realized gross profit of $173,000, or 48% of revenue, during the three months ended March 31, 2000. Knowledge Management operations did not commence until the second quarter of 1999 so no comparison can be made to prior year results. The Company's management believes results from the first quarter of 2000 continue to validate the existence of a market for Knowledge Management services and demonstrate the Knowledge Management Solution Area's consistency with the Company's strategy of developing solutions-oriented consulting services.

     The Electronic Business Solution Area realized gross profit of $121,000 in the first three months of 2000 as compared to $1,000 in the first three months of 1999. The 2000 gross profit represented 52% of the Electronic Business Solution Area 2000 revenue. The Company has added technical and sales resources to this solution area in 2000 because of management's belief that there will be substantial market-driven growth in the demand for Internet-based technology services in the early years of the 2000's. Revenue and gross profit during the first quarter of 2000 represent 82% and 74%, respectively, of revenue and gross profit realized during the full year of 1999. Management believes that the first quarter 2000 results indicate the continued progress of the Electronic Business Solution Area toward becoming a significant source of high-margin growth for the Company. There can be no assurance, however, that the Company will be able to realize continued growth in revenue or gross profit from its Electronic Business Solution Area services.

     Cost of sales for the Interactive Media Solution Area was $1,325,000 in total for the three months ended March 31, 2000, including $102,000 for interactive media consulting, $739,000 for interactive media systems integration and $484,000 for digital imaging systems integration. Interactive Media cost of sales for the three months ended March 31, 1999 was $433,000 in total, including $27,000 for interactive media consulting, $12,000 for interactive media systems integration and $394,000 for digital imaging systems integration. Interactive Media Solution Area gross profit was $1,359,000 for the three months ended March 31, 2000, including $161,000 for interactive media consulting, $964,000 for interactive media systems integration and $234,000 for digital imaging systems integration. Interactive Media gross profit was $162,000 for the three months ended March 31, 1999, including $36,000 for interactive media consulting, $8,000 for interactive media systems integration and $118,000 for digital imaging systems integration. The increases in cost of sales and gross profit primarily resulted from the substantial increases in consulting and systems integration activity related to development and installation of the interactive television system aboard the Millennium and the sale of four Celebrity ship interactive systems. The increase in gross profit on digital imaging systems integration was driven by both significant revenue growth and an improvement in the gross profit as a percent of revenue from 23% in the first quarter of 1999 to 33% in the first quarter of 2000. The Interactive Media Solution Area as a whole realized gross profit of 51% of revenue in the three months ended March 31, 2000 as compared to 27% in the three months ended March 31, 1999.

     Cost of sales for the Company's ancillary services and product sales was $531,000 for the three months ended March 31, 2000, including $47,000 for pay-per-view movies associated with interactive television transactional revenue and management fees, $291,000 for digital imaging product sales, $172,000 for information system product sales and $21,000 for other services. Cost of sales for ancillary services and product sales was $285,000 for the three months ended March 31, 1999, including $70,000 for pay-per-view movies, $82,000 for digital imaging product sales, $36,000 for information system product sales and $97,000 for other services. Gross profit on ancillary services and product sales was $275,000 for the three months ended March 31, 2000, including $101,000 for interactive television transactional revenue and management fees, $26,000 for digital imaging product sales, $88,000 for information system product sales and $60,000 for other services. Gross profit for ancillary services and product sales was $586,000 for the three months ended March 31, 1999, including $593,000 for interactive television transactional revenue and management fees, $15,000 for digital imaging product sales, $7,000 for information system product sales and a gross loss of $29,000 for other services. The decline in gross profit of $492,000 on interactive television transactional revenue and management fees was attributable to the reduction in the number of operating ship systems from eight to two. The growth of gross profit on information system product sales of $81,000 in the first quarter of 2000 as compared to the first quarter of 1999 reflects both growth in sales and improvement in the profit margin on sales.

Selling, General & Administrative Expenses

     The Company recorded $2,905,000 in selling, general & administrative expenses during the three months ended March 31, 2000 as compared to $3,073,000 during the three months ended March 31, 1999, a decrease of $168,000, or 5%.
The two largest factors contributing to the decline in selling, general and administrative expenses were lower expenses recorded related to severance accruals and depreciation and amortization during the first quarter of 2000 than during the first quarter of 1999.

     During the three months ended March 31, 2000, a severance accrual of approximately $70,000 was recorded as a result of the termination of services of two managerial personnel associated with the staffing services provided by the Company's Business Operations Solution Area. During the three months ended March 31, 1999, a severance accrual of approximately $208,000 was recorded due to the Company's termination of the employment contract for its then President.

     Depreciation and amortization were $523,000 for the three months ended March 31, 2000 as compared to $626,000 for the three months ended March 31, 1999. The decline is due to the inclusion of depreciation expense during the first quarter of 1999 for four shipboard interactive television systems subsequently sold to Celebrity.

     During the three months ended March 31, 1999, the Company recorded a write-down of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office during this period. The assets written down were disposed of or were not utilized subsequent to the move. No comparable expense was recorded during the three months ended March 31, 2000.

     Research and development expense included in selling, general & administrative expenses was $13,000 for the three months ended March 31, 2000 as compared to $6,000 for the three months ended March 31, 1999. Research and development activity during the first quarter of 2000 was carried out by the Interactive Media Solution Area and included continuing development of the Portraits Online/TM/ Internet-based E-Commerce platforms and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects.

     Selling, general & administrative expenses declined as a percentage of revenue from 50% in the first quarter of 1999 to 41% in the first quarter of 2000. Despite the decline, the Company has continued to invest in additional sales and delivery resources for its solutions-oriented operations. These investments were offset by reductions in selling, general & administrative expenses related to areas of declining revenue such as staffing-oriented consulting services and interactive television transactional services. The Company plans to continue investments in those segments of its business that management believes are most closely aligned with the Company's strategic objectives. Management believes that selling, general & administrative expenses will continue to decline as a percentage of revenue, although there can be no assurance that this result will continue to occur in future periods.

Net Income or Loss

     For the three months ended March 31, 2000, the Company recorded net income of $19,000. This was the first quarterly period during which the Company recorded net income. For the three months ended March 31, 1999, a net loss of $851,000 was recorded. The $870,000 improvement in profitability was attributable to both the $678,000 improvement in gross profit and the $168,000 reduction in selling, general & administrative expenses from the first quarter of 1999 to the first quarter of 2000, as discussed previously.

Liquidity and Capital Resources

     At March 31, 2000 the Company had cash and liquid cash equivalents of $1,922,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1999 was an increase of $34,000. The net cash provided from financing activities during the three months ended March 31, 2000 resulted from borrowings on the Company's line of credit, which offset net cash used in operating activities and for capital expenditures.

     The Company recognized net income for the three months ended March 31, 2000 of $19,000. Additionally, the Company recorded non-cash expenses of $760,000 for depreciation, amortization of software development costs and other intangible assets and cost of fixed assets sold, resulting in net cash provided of $779,000 related to the income statement. Working capital adjustments resulted in a net cash use of $1,414,000. Foremost among the working capital adjustments were an increase of $1,655,000 in accounts receivable due to increased quarterly sales and a decrease of $969,000 in deferred revenue related to revenue recognition for the Celebrity system sales. These cash uses were partially offset by an increase in accounts payable of $1,313,000. The net result of the income statement activity and working capital adjustments was a net cash use of $635,000 related to operating activities.

     The net cash provided from financing activities of $843,000 during the three months ended March 31, 2000 resulted from borrowings on the Company's line of credit, offset by payments for preferred stock dividends and capital lease obligations. The net cash used of $174,000 for investing activities during the three months ended March 31, 2000 was primarily for capital expenditures.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. During the third quarter of 1999, the S&T Loan Agreement was renewed for a second year, and expires on September 30, 2000. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2000, maximum borrowing availability under the S&T Loan Agreement was approximately $4,291,000. The outstanding balance as of March 31, 2000 was $1,565,000.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During 2000, the applicable interest rate ranged from 9.50% to 10.00%, which was in effect at March 31, 2000. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $1,000 in interest expense related to this revolving credit loan for the three months ended March 31, 2000. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, E and F preferred shares or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The amendment between S&T Bank and the Company renewing the revolving credit facility changed the measurement period for this covenant. The cash flow coverage ratio is now measured for each of the Company's fiscal quarters. The Company is in compliance with all covenants as of March 31, 2000. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As of March 31, 2000, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. On May 31, 1999, the holders of all of the 25,000 then outstanding shares of the Company's Series A preferred stock, which had been issued in August 1996, exchanged their shares for a like number of shares of the Company's Series C preferred stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $832,000 as of March 31, 2000 and approximately $862,000 as of May 11, 2000. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     On May 31, 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B preferred stock, which had been issued in August 1998, exchanged their shares for a like number of shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 2,750 shares of Series D preferred stock remained outstanding as of March 31, 2000. There is no mandatory redemption date for the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into the number of shares of common stock determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2000 and approximately $5,000 as of May 11, 2000.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-Pennsylvania, with an outstanding principal balance of approximately $1,926,000 exchanged the promissory note for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 1,926 shares of Series E preferred stock remained outstanding as of March 31, 2000. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock is convertible to the Company's common stock. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends, if any, by (i) $4.406 or (ii) at the holder's option, the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Upon the happening of certain events, the holder of Series E preferred stock will be able to convert the shares of the Series E preferred stock into the Company's common stock prior to August 13, 2000. These events are disclosed in their entirety in the text of the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock filed as an exhibit to the Company's Current Report on Form 8-K filed on June 15, 1999. Series E preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable quarterly in arrears on the first business day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on Series E preferred stock were approximately $29,000 as of March 31, 2000 and approximately $13,000 as of May 11, 2000.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California, with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 1,000 shares of Series F preferred stock remained outstanding as of March 31, 2000. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock is convertible to the Company's Common Stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2000, Series F preferred stock is convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to conversion or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. From June 1, 2000 until May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by (i) dividing 1,000 by $2.231, which is 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock or (ii) if it results in a greater number of common shares, dividing 1,000 by the greater of (a) 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock or (b) $1.236, which is 47.1% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the issuance of Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly on the 15th of the first month of each calendar quarter subject to legally available funds. April 15, 2000 was the initial dividend payment date. After April 15, 2000, any unpaid dividends will compound quarterly. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2000 and approximately $49,000 as of May 11, 2000.

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

     The Company has outstanding an amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F preferred stock, as discussed previously, the outstanding principal balance of the note is

$1,000,000. The amended note provided for two principal payments of $500,000 each on April 15, 2000 and October 15, 2000. The Company deferred payment of principal, in accordance with the terms of the note, until April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. The Company has accrued interest of approximately $473,000 as of March 31, 2000. Accrued interest as of May 31, 1999 of approximately $390,000 was paid on April 1, 2000. Quarterly interest payments began April 15, 2000. The Company believes that the deferral of principal payments will be beneficial to its liquidity over the next five years.

     The agreement for the Company's November 1998 acquisition of MEGAbase provides for contingent payments of up to $800,000, to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as provided in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder, Mark Gerow ("Gerow"), is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeded $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's common stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or
(c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. Any contingent payment due was originally to have been paid no later than March 31, 2000, unless the Company selected (c) above, under which 50% of the payment due was due one year later.

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

     Emerging Issues Task Force Issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including the terms of continuing employment, the components of the shareholder group, the reasons for contingent payment provisions, the formula for determining contingent consideration and other agreements and issues. The Company's analysis of these factors indicates that any contingent payments determined to be due as a result of the ongoing litigation or agreement between the Company and Gerow will be recorded as additional cost of the acquired enterprise. Key factors in the evaluation include the Company's ability to control the form of principal payments and the similarity of the development practice to the pre-acquisition MEGAbase organization.

     The Company incurred approximately $13,000 in research and development expense for the three months ended March 31, 2000. The Interactive Media Solution Area's research and development activity included ongoing development of functional and graphical improvements to the Portraits Online/TM/ Internet-based E-Commerce platforms and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects. Forecasts for the remainder of 2000 indicate expected research and development expenditures of approximately $160,000 related to these Interactive Media research and development projects. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions so warrant.

  Capital expenditures during the three months ended March 31, 2000 were approximately $178,000 and included furniture and leasehold improvements related to the opening of the Company's Walnut Creek, California office, the purchase of enterprise resource planning software and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Forecasts for the remainder of 2000 indicate expected capital expenditures of approximately $300,000. The Company anticipates remaining 2000 capital expenditures will include hardware, software and networking equipment for the Company's ongoing upgrading of technology. Business conditions and management's plans may change during the remainder of 2000, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

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

Special Note on Forward Looking Statements

     The Management's Discussion and Analysis and other sections of this Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management.
Words such as "expects," "anticipates," "intends," "plans," "believes," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Limited Operating History Under New Marketing Strategies. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solution areas meeting customer needs for information technology infrastructure, business operations, knowledge management, electronic business and interactive media solutions. The Company is seeking to develop additional solutions-oriented business for all of these solution areas and seeks to reposition its operations away from the staffing-oriented model formerly predominant in Allin Consulting-Pennsylvania. The majority of the Company's current Business Operations solution area revenue is derived from services provided under the staffing model. The Company has experienced a decline in demand for Business Operations services during 1999 and the first quarter of 2000, particularly for staffing for mainframe computer systems and its specialized banking industry services. While the Company attributes a significant portion of the decline to client postponement of technology projects due to the Year 2000 issue, Business Operations activity in future periods under the staffing model is expected to decline as a result of both industry trends and the Company's marketing focus on solutions-oriented projects. While the Company obtained revenue growth in the first quarter of 2000 from the solutions-oriented operations of the Knowledge Management, Electronic Business and Interactive Media Solution Areas, there can be no assurance that the Company will be successful at growing solutions-oriented revenue in any of its solution areas in the future or that any growth obtained will offset or exceed the expected declines in Business Operations revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit. Because the Company has only a limited history of operations with the current marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Loss of Interactive Television Transactional Revenue and Management Fees. As a result of the Company's reorientation of its marketing strategy for Allin Interactive's operations in mid-1997, the operation of ship-based interactive television systems under an owner-operator model was deemphasized. The transition toward provision of systems integration and consulting services has also resulted in a decline in transactional and management fee revenue derived from interactive television systems owned and operated by Allin Interactive. A significant decline in transactional and management fee revenue has been realized in the first quarter of 2000 and is expected to continue in the second and third quarters of 2000 as compared to the same periods of 1999 due to the transitioning of operational responsibility to Celebrity for five interactive systems on its ships.

  Completion of Revenue Recognition for Celebrity Interactive Television System Sales. During August 1999, Allin Interactive entered an agreement with Celebrity providing for Celebrity's purchase for approximately $2,400,000 of the four interactive television systems previously owned by Allin Interactive and operated on Celebrity ships. Two ship system sales were completed in each of August and September 1999. Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems sold. Under the maintenance agreement between Allin Interactive and Celebrity, Allin Interactive was obligated to provide ongoing technical support for the four interactive television systems sold to Celebrity, as well as a fifth system previously sold to Celebrity, for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance period ended March 17, 2000. Revenue for the four interactive television system sales was recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's minimum technical maintenance obligation. These system sales reflected unusually high gross profit since the related equipment cost had been depreciated during the period the Allin Interactive owned and operated the systems. Allin Interactive may experience declines in revenue and gross profit during the remainder of 2000 as compared to the first quarter due to completion of revenue and gross profit recognition from the Celebrity sale.

     Need for Management of Growth and Geographic Expansion.   The Company's
growth strategy will require its management to conduct operations, evaluate acquisitions and respond to changes in technology and the market. The Company intends to evaluate continued geographic growth of its operations, particularly in technology consulting. The Company is evaluating further geographic expansion of operations through acquisition or investment. There can be no assurance, however, that the Company will be successful in identifying or acquiring other businesses, or that any business that may be acquired will result in the desired improvements to financial results. There can also be no assurance that the Company would be able to successfully integrate any business acquired with the other businesses of the Company. The Company markets interactive media projects and its specialized bank consulting services nationally and undertakes projects throughout the United States as obtained. If the Company's management is unable to manage growth, if any, effectively, the Company's business, financial condition and results of operations will be materially adversely affected.

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

     Competitive Market Conditions. The technology consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, internet applications and networking capabilities will require continuing education and training of the Company's technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company's customers. The Company's competitors may have resources to develop training and industry monitoring programs that are superior to the Company's. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The market for interactive media and digital imaging systems integration services is new and rapidly evolving. The types of interactive media systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.

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

     Historical Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997, 1998 and 1999. The first quarter of 2000 represents the first quarterly period during which the Company's operations resulted in net income. As of March 31, 2000, the Company had an accumulated deficit of $30,409,000. The Company anticipates that it may incur net losses at least through all or a portion of the remainder of 2000, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

     Liquidity Risk. The Company's cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company's operating entities will not result in working capital shortages which may adversely impact the Company's operations. The liquidity risk has been mitigated somewhat by the Company obtaining a line of credit facility for its short term working capital needs. The line of credit facility expires September 30, 2000. Failure of the Company to renew its existing credit facility or replace it with another facility with similar terms may adversely impact the Company's operations.

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

     Risks Inherent in Development of New Markets. The Company's strategy includes attempting to develop an ongoing business base for its interactive media systems integration and consulting services in the healthcare and education industries. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. There can be no assurance that the Company will be successful at establishing an ongoing base of revenue in these new markets, or that any contracts obtained will generate improvements to the Company's profitability or cash flow.

     Risks Inherent in Development of New Products. The Company recently developed software interfaces and modifications for end-user operating components from On Command to be utilized in interactive system installations, which the Company believes could result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its applications and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

     Proprietary Technology; Absence of Patents. The Company does not have patents on any of its system configurations, designs or applications and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company's policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of its software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the Company's system configurations, designs or applications and proprietary information or independently to develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its system configurations, designs or applications. Any misappropriation of the Company's system configurations, designs or applications or proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risk of Technological Obsolescence. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company's success will depend in part upon its ability to develop, refine and introduce high quality improvements in the functionality and features of its system configurations, designs and applications in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved technology systems and applications that could adversely affect the Company's business, financial condition and results of operations.

     Government Regulation and Legal Uncertainties.   The Company is subject,
both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the period ended March 31, 2000 would be immaterial.

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

  The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II

Item 2.  Changes is Securities and Use of Proceeds

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number   Description of Exhibit
------   ----------------------


11       Computation of Earnings per Share.

27       Financial Data Schedule

         (b)  Reports on Form 8-K.

         No report on Form 8-K was filed by the Company during the quarter ended March 31, 2000.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIN CORPORATION
                              (Registrant)

Date: May 11, 2000    By:  /s/   Richard W. Talarico
                           --------------------------
                           Richard W. Talarico
                           Chairman and Chief Executive Officer


Date: May 11, 2000    By:  /s/   Dean C. Praskach
                           ----------------------
                           Dean C. Praskach
                           Chief Financial Officer and Chief Accounting Officer

Allin Corporation
Form 10-Q
March 31, 2000
Exhibit Index



Exhibit
Number     Description of Exhibit
------     ----------------------


11         Computation of Earnings per Share

27         Financial Data Schedule