Form 10-Q
period 2000-06-30
ALLIN CORP
filed 2000-08-11
CIK 1020391

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  June 30, 2000

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

                              As of July 26, 2000

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

      Item 3.  Quantitative and Qualitative Disclosure about Market     Page  39
               Sensitive Instruments


Part II -  Other Information

      Item 1.  Legal Proceedings                                        Page  40

      Item 4.  Submission of Matters to a Vote of Securities Holders    Page  41

      Item 6.  Exhibits and Reports on Form 8-K                         Page  42

Signatures                                                              Page  43

Forward-Looking Information

     Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Note on Forward-Looking Statements" included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                               (Dollars in thousands)
                                     (Unaudited)

                                                                        December 31,  June 30,
                                                                           1999         2000
                                                                       ------------  ---------
ASSETS

Current assets:
         Cash and cash equivalents                                      $  1,888    $  1,538
         Accounts receivable, net of allowance for
                 doubtful accounts of $274 and $106                        4,134       3,938
         Note receivable                                                      --          23
         Note receivable from employee                                        --          13
         Inventory                                                           741       1,103
         Prepaid expenses                                                    429         281
                                                                         -------     -------
                 Total current assets                                      7,192       6,896

Property and equipment, at cost:
Leasehold improvements                                                       473         476
Furniture and equipment                                                    2,684       2,952
On-board equipment                                                           951         951
                                                                         -------     -------
                                                                           4,108       4,379
Less--accumulated depreciation                                            (2,607)     (2,991)
                                                                         -------     -------
                                                                           1,501       1,388

Assets held for resale                                                        19         103
Costs in excess of billings                                                   --         454
Notes receivable from employees                                               17          --
Software development costs, net of accumulated
         amortization of $887 and $899                                        26          13
Goodwill, net of accumulated amortization of
         $1,775 and $2,302                                                12,986      12,459
Other assets, net of accumulated amortization of
         $522 and $646                                                     2,285       2,161
                                                                         -------     -------

Total assets                                                            $ 24,026    $ 23,474
                                                                         =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIN CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                    (Dollars in thousands)
                                                                                         (Unaudited)

                                                                                     December 31,   June 30,
                                                                                        1999          2000
                                                                                     ------------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of notes payable                                           $        2    $       2
         Bank lines of credit                                                              650        1,995
         Accounts payable                                                                  665        1,709
         Accrued liabilities:
                 Compensation and payroll taxes                                            615          477
                 Dividends on preferred stock                                              865        1,014
                 Other                                                                     756          417
         Billings in excess of costs                                                       415           --
         Deferred revenue                                                                  996           52
                                                                                     ----------    ---------
                 Total current liabilities                                               4,964        5,666

Non-current portion of notes payable                                                     1,002        1,001
Deferred income taxes                                                                       81           81
Commitments and contingencies

Shareholders' equity:
         Preferred stock, par value $.01 per share, authorized
                 100,000 shares:
                 Series C redeemable preferred stock, designated,
                        issued and outstanding 25,000 shares                             2,500        2,500
                 Series D convertible redeemable preferred stock,
                        designated, issued and outstanding
                        2,750 shares                                                     2,152        2,152
                 Series E convertible redeemable preferred stock,
                        designated 2,000 shares, issued and
                        outstanding 1,926 shares                                         1,926        1,926
                 Series F convertible redeemable preferred stock,
                        designated, issued and outstanding
                        1,000 shares                                                     1,000        1,000
         Common stock, par value $.01 per share - authorized
                 20,000,000 shares, issued 5,995,830 and
                 6,019,140 shares                                                           60           60
         Additional paid-in-capital                                                     40,198       39,983
         Warrants                                                                          598          598
         Retained deficit                                                              (30,428)     (31,466)
         Treasury stock at cost, 8,167 common shares                                       (27)         (27)
                                                                                     ----------    ---------
Total shareholders' equity                                                              17,979       16,726
                                                                                     ----------    ---------

Total liabilities and shareholders' equity                                          $   24,026    $  23,474
                                                                                     ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIN CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)
                                (Unaudited)


                                                                  Three Months    Three Months        Six Months    Six Months
                                                                     Ended           Ended              Ended         Ended
                                                                    June 30,        June 30,           June 30,      June 30,
                                                                      1999            2000               1999          2000
                                                                   -----------     -----------       -----------     ----------
Revenue                                                           $     6,628     $     5,560       $    12,762     $   12,647

Cost of sales                                                           4,426           3,750             8,248          7,848
                                                                   -----------     -----------       -----------     ----------

Gross profit                                                            2,202           1,810             4,514          4,799

Selling, general & administrative                                       3,111           2,826             6,185          5,731
                                                                   -----------     -----------       -----------     ----------

Loss from operations                                                     (909)         (1,016)           (1,671)          (932)

Interest (income) expense, net                                             68              43               144            108
                                                                   -----------     -----------       -----------     ----------

Loss before provision for income taxes                                   (977)         (1,059)           (1,815)        (1,040)

Provision for income taxes                                                ---             ---                 19           ---
                                                                   -----------     -----------       -----------     ----------

Loss after provision for income taxes                                    (977)         (1,059)           (1,834)        (1,040)

(Income) loss from non-consolidated corporation                            36             ---                36            ---
                                                                   -----------     -----------       -----------     ----------

Loss from continuing operations                                        (1,013)         (1,059)           (1,870)        (1,040)

(Gain) loss from discontinued operations                                    3             ---                (2)           ---
                                                                   -----------     -----------       -----------     ----------

Net loss                                                               (1,016)         (1,059)           (1,868)        (1,040)

Accretion and dividends on preferred stock                                294             154               394            307
                                                                   -----------     -----------       -----------     ----------

Net loss attributable to common shareholders                      $    (1,310)    $    (1,213)      $    (2,262)    $   (1,347)
                                                                   ===========     ===========       ===========     ==========

Loss per common share from continuing operations
         attributable to common shareholders -
         basic and diluted                                        $     (0.22)    $     (0.20)      $     (0.38)    $    (0.22)
                                                                   ===========     ===========       ===========     ==========

Income (loss) per common share from discontinued
         operations - basic and diluted                           $        --     $        --       $        --     $       --
                                                                   ===========     ===========       ===========     ==========

Net loss per common share attributable to common
         shareholders - basic and diluted                         $     (0.22)    $     (0.20)      $     (0.38)    $    (0.22)
                                                                   ===========     ===========       ===========     ==========

Weighted average shares outstanding - basic and diluted             5,969,162       6,010,973         5,969,162      6,006,746
                                                                   -----------     -----------       -----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIN CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Dollars in thousands)
                                           (Unaudited)

                                                                                       Six Months       Six Months
                                                                                         Ended            Ended
                                                                                        June 30,         June 30,
                                                                                          1999             2000
                                                                                     -------------     ------------
Cash flows from operating activities:
         Net loss                                                                          (1,868)          (1,040)
         Adjustments to reconcile net loss to net cash flows
            from operating activities:
                 Depreciation and amortization                                              1,247            1,067
                 Amortization of deferred compensation                                        (17)              --
                 (Gain) loss from writedown or sale of assets                                  86              (72)
                 (Income) loss from
                        non-consolidated corporation                                           36               --
                 Cost of fixed assets sold                                                     --              237
         Changes in certain assets and liabilities:
                 Accounts receivable                                                       (1,074)             148
                 Inventory                                                                   (387)            (367)
                 Prepaid expenses                                                              21              148
                 Assets held for sale                                                          15             (103)
                 Costs in excess of billings                                                 (260)          (1,105)
                 Other assets                                                                   3               10
                 Accounts payable                                                             926            1,045
                 Accrued liabilities                                                          612             (473)
                 Income taxes payable                                                         (87)              --
                 Deferred revenues                                                              4             (927)
                                                                                     -------------     ------------
            Net cash flows from operating activities                                         (743)          (1,432)
                                                                                     -------------     ------------

Cash flows from investing activities:
         Proceeds from sale of assets                                                          30              185
         Proceeds from note receivable related to
                 sale of subsidiary                                                           463               --
         Capital expenditures                                                                (104)            (289)
                                                                                     -------------     ------------
            Net cash flows from investing activities                                          389             (104)
                                                                                     -------------     ------------

Cash flows from financing activities:
         Net borrowing (repayment) on lines of credit                                        (251)           1,345
         Payment of dividends on preferred stock                                              (82)            (158)
         Debt acquisition costs                                                                (3)              --
         Repayment of note payable                                                            (74)              --
         Repayment of capital lease obligations                                                (2)              (1)
                                                                                     -------------     ------------
            Net cash flows from financing activities                                         (412)           1,186
                                                                                     -------------     ------------

Net change in cash and cash equivalents                                                      (766)            (350)
Cash and cash equivalents, beginning of period                                              2,510            1,888
                                                                                     -------------     ------------
Cash and cash equivalents, end of period                                                    1,744            1,538
                                                                                     =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



1.  Basis of Presentation

  The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 1999 and 2000 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1998 and 1999, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

  Disposal of Segment

  Adjustments to the gain on the September 1998 disposal of SportsWave, Inc. were recorded during the three- and six-month periods ended June 30, 1999 and are presented after net loss from continuing operations.

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

  Allin Digital Imaging Corp. ("Allin Digital") recognizes revenue and cost of sales for systems integration services upon completion of the respective projects. Revenue and associated cost of sales for equipment and consumable sales are recognized upon shipment of the product. Technology support fees and associated cost of sales are recognized as services are performed.

  Allin Network Products, Inc. ("Allin Network") recognizes revenue and associated cost from the sale of products at the time the products are shipped.

  Earnings Per Share

  Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company, excluding 18,901 shares of outstanding restricted stock for the three- and six-month periods ended June 30, 1999. The restriction on these shares of common stock lapsed in November 1999. The restricted stock, outstanding stock options, a convertible note and the Company's Series D, E and F convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional options and warrants to purchase shares that would have been considered in the calculation of diluted EPS, if their effect was not anti-dilutive, were 19,011 and -0- for the three-month periods ended June 30, 1999 and 2000, respectively, and 19,142 and 7,713 for the six-month periods ended June 30, 1999 and 2000, respectively.

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

  Financial Instruments

  As of June 30, 2000, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

  Supplemental Disclosure Of Cash Flow Information

  Cash payments for income taxes were approximately $74,000 and $1,000 during the three-month periods ended June 30, 1999 and 2000, respectively. Cash payments for interest were approximately $66,000 and $442,000 during the three months ended June 30, 1999 and 2000, respectively. Cash payments for dividends were approximately $40,000 and $87,000 during the three months ended June 30, 1999 and 2000, respectively. Dividends on preferred stock of approximately $104,000 and $141,000 were accrued but unpaid during the three-month periods ended June 30, 1999 and 2000, respectively.

  Cash payments for income taxes were approximately $197,000 and $7,000 during the six-month periods ended June 30, 1999 and 2000, respectively. Cash payments for interest were approximately $124,000 and $443,000 during the six months ended June 30, 1999 and 2000, respectively. Cash payments for dividends were approximately $82,000 and $158,000 during the six months ended June 30, 1999 and 2000, respectively. Dividends on preferred stock of approximately $164,000 and $206,000 were accrued but unpaid during the six-month periods ended June 30, 1999 and 2000, respectively.

2. Preferred Stock

  The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock and 1,000 as Series F Convertible Redeemable Preferred Stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series E, Series F, Series D and Series C. As of June 30, 2000, the Company has outstanding 25,000, 2,750, 1,926 and 1,000 shares of Series C, D, E and F preferred stock, respectively. All previously outstanding shares of the Company's Series A and B preferred stock were exchanged in May 1999 for a like number of shares of Series C and D preferred stock, respectively.

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

  Reorganization charges of approximately $70,000 were recorded in February
  2000 to establish a liability for severance costs associated with the termination of services of two managerial personnel associated with the staffing services provided by the Company's Business Operations Solution Area. Associated expenses are reflected in selling, general & administrative expenses on the Consolidated Statement of Operations during that period. As of June 30, 2000, all of the amount accrued under the February 2000 charges had been paid.

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

4.  Sale of Assets of Erie Computer Company

  On May 19, 2000, Allin Network sold certain assets utilized in its Erie, Pennsylvania operations, which used the tradename Erie Computer Company ("Erie Computer"), to Engage IT, Inc. ("Engage IT"). The assets sold included the computer hardware and software, furnishings, office equipment and supplies utilized in the Erie Computer operations, inventory consisting of computer-related hardware, software and supplies, vehicles, customer lists, rights to the name "Erie Computer Company" and other tangible and intangible assets utilized in the Erie Computer operations. Engage IT assumed the Erie Computer workforce and occupancy of the building utilized for the Erie Computer operations through lease termination. The Company terminated the lease as of June 30, 2000.

  Purchase consideration consisted of a cash payment of $10,000 and a note receivable for $30,000 payable over six months and accruing interest at 9% per annum. The note receivable was reduced by the portion of customer prepaid service contract fees applicable to the period subsequent to May 19, 2000. As of June 30, 2000, the outstanding balance of the note receivable was approximately $23,000.

  Allin Network had acquired certain assets utilized in the operations of Erie Computer on February 3, 2000. Purchase consideration was the Company's issuance of 23,310 shares of its common stock to Patterson-Erie Corporation, based on a rate of $4.29 per share as specified in the acquisition agreement. There were no terms for contingent consideration associated with the agreement. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition. The Company recorded a loss on disposal of the assets sold to Engage IT of approximately $69,000.

5. Sale of PhotoWave, Inc. Stock

  On June 14, 2000, Allin Digital sold all of its 20 shares of common stock of PhotoWave, Inc. ("PhotoWave"), a non-consolidated corporation. Allin Digital recognized losses during 1998 and 1999 on its equity basis interest in the results of operations of PhotoWave equal to its initial investment of $100,000. Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock.

6. Equity Transactions

  During the three months ended June 30, 2000, vested options to purchase 3,684 shares and non-vested options to purchase 19,351 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1998 Stock Plan to purchase 311,600 shares of common stock remain outstanding as of June 30, 2000.

  During the three months ended June 30, 2000, vested options to purchase 8,300 shares and non-vested options to purchase 24,200 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 266,150 shares of common stock remain outstanding as of June 30, 2000.

  During the three months ended June 30, 2000, vested options to purchase 10,400 shares and non-vested options to purchase 18,600 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1996 Stock Plan to purchase 202,550 shares of common stock remain outstanding as of June 30, 2000.


7. Revolving Credit Loan

  On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The current expiration date of the revolving credit loan is September 30, 2000, but S&T Bank recently notified the Company of its intent to renew the revolving credit loan under terms substantially similar to those currently in effect for an additional year which will extend the expiration date to September 30, 2001. The Company anticipates documentation of the renewal will be completed in the near future. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2000, maximum borrowing availability under the revolving credit loan was approximately $2,206,000. The outstanding balance as of June 30, 2000 was $1,995,000. Loans made under the revolving credit loan bear interest at the bank's prime interest rate plus one percent. As of June 30, 2000, the rate of interest on the revolving credit loan was 10.50%.

  The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The revolving credit loan also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the fiscal quarter ended June 30, 2000, which the Company would not have otherwise met. The Company anticipates a waiver will also be extended for the fiscal quarter ended September 30, 2000. The Company is in compliance with all other covenants as of June 30, 2000.

8.  Industry Segment Information

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

Revenue

  Information on revenue derived from external customers is as follows:

                                                                 Revenue from External Customers
                                                -----------------------------------------------------------------

                                                 Three Months     Three Months   Six Months          Six Months
                                                Ended June 30,   Ended June 30,  Ended June 30,    Ended June 30,
                                                     1999             2000          1999              2000
                                              -----------------------------------------------------------------------
(Dollars in thousands)

Solution Area Services:
Information Technology Infrastructure                 $1,120      $  693          $ 2,133           $ 1,639
Business Operations                                    3,152       1,902            6,802             3,962
Knowledge Management                                     205         338              205               694
Electronic Business                                       28         318               31               552
Interactive Media:
    Interactive Media Consulting                         401         240              464               503
    Interactive Media Systems Integration                555         647              574             2,350
    Digital Imaging Systems Integration                  389         797              901             1,515
                                                  ---------------------------------------------------------
Total Solution Area Services                          $5,850      $4,935          $11,110           $11,215

Ancillary Services & Product Sales:
Interactive Television Transactional Revenue
 & Management Fees                                    $  363      $  110          $ 1,025           $   258

Digital Imaging Product Sales                            128         311              225               628
Information System Product Sales                         206         107              249               367
Other Services                                            81          97              153               179
                                                  ---------------------------------------------------------
Total Ancillary Services & Product Sales              $  778      $  625          $ 1,652           $ 1,432
                                                  ---------------------------------------------------------


Consolidated Revenue from External Customers
                                                      $6,628      $5,560          $12,762           $12,647
                                                  =========================================================

  Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

                                                                   Revenue from Related Entities
                                                --------------------------------------------------------------------

                                                  Three Months      Three Months      Six Months       Six Months
                                                 Ended June 30,    Ended June 30,   Ended June 30,   Ended June 30,
                                                      1999              2000             1999             2000
                                              ----------------------------------------------------------------------
(Dollars in thousands)
Solution Area Services                              $ 88               $63                $146             $141
Ancillary Services & Product Sales                    73                22                 153              107
                                              ----------------------------------------------------------------------

Total Revenue from Related Entities in Other
 Segments                                           $161               $85                $299             $248

                                              ======================================================================

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

                                                                            Gross Profit
                                                      -------------------------------------------------------------
                                                        Three Months  Three Months      Six Months     Six Months
                                                       Ended June 30, Ended June 30,  Ended June 30, Ended June 30,
                                                            1999          2000            1999            2000
                                                      -------------------------------------------------------------
(Dollars in thousands)
Solutions Area Services:
Information Technology Infrastructure                      $  504        $  420           $  947       $  908
Business Operations                                           884           534            2,003        1,108
Knowledge Management                                           83           126               83          299
Electronic Business                                            14           162               15          282
Interactive Media:
    Interactive Media Consulting                              221           131              257          294
    Interactive Media Systems Integration                      87           121               95        1,085
    Digital Imaging Systems Integration                        77            70              196          304
                                                      ---------------------------------------------------------
Total Solution Area Services                               $1,870        $1,564           $3,596       $4,280

Ancillary Services & Product Sales:
Interactive Television Transactional Revenue
 & Management Fees                                         $  291        $   74           $  886       $  175

Digital Imaging Product Sales                                  17            62               31           88
Information System Product Sales                               34            13               41          100
Other Services                                                (10)           97              (40)         156
                                                      ---------------------------------------------------------
Total Ancillary Services & Product Sales                   $  332        $  246           $  918       $  519
                                                      ---------------------------------------------------------

Consolidated Gross Profit                                  $2,202        $1,810           $4,514       $4,799
                                                      =========================================================

  Assets

  Information on total assets attributable to segments is as follows:


(Dollars in thousands)                                                             Total Assets
                                                                           ---------------------------
As of June 30                                                                  1999             2000
                                                                           ---------------------------
Solution Area Services:
    Information Technology Infrastructure                                     $ 7,578          $ 6,441
    Business Operations                                                        12,240           10,508
    Knowledge Management                                                          159              394
    Electronic Business                                                           277              560
    Interactive Media:
        Interactive Media Consulting                                              159              218
        Interactive Media Systems Integration                                   1,154            1,291
        Digital Imaging Systems Integration                                       575            1,509
                                                                           ---------------------------
Total Solution Area Services                                                  $22,142          $20,921

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue & Management Fees            $ 1,528          $   331
    Digital Imaging Product Sales                                                 285              602
    Information System Product Sales                                              274               93
    Other Services                                                                 95              142
                                                                           ---------------------------
Total Ancillary Services & Product Sales                                      $ 2,182          $ 1,168

Corporate                                                                       1,388            1,385
                                                                           ---------------------------

Consolidated Total Assets                                                     $25,712          $23,474
                                                                           ===========================

Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and six-month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as the information discussed herein under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

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

Overview of Organization, Products & Markets

     Allin Corporation is a solutions-oriented information technology consulting company that teams with businesses to help them transform the promise of the internet into practical business realities through five interrelated solution areas: Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and Interactive Media. The Company offers Microsoft-focused technology consulting, application development and systems integration services specializing in Windows NT-based and Windows 2000-based software. The Company maintains a customer-oriented focus in its marketing strategy and operations. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. In both 1998 and 1999, the Company was a Pittsburgh Technology 50 award recipient in recognition of its high rate of revenue growth among technology-based businesses in the Pittsburgh region.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of June 30, 2000, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. The Company utilizes the trade-names Allin Consulting, Allin Interactive, and Allin Digital Imaging in its operations. The Company is headquartered in Pittsburgh, Pennsylvania and operates additional offices in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida.

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

     The solution area structure is defined more by a customer's use of the services than the technological disciplines utilized in the engagement. Management believes that this fosters a customer-oriented focus. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. Solution area sales and operational personnel must understand a customer's business issues to provide a customized solution for their particular needs.
The ability of customers to manage information has become a prerequisite for their success. A company's knowledge capital has become increasingly critical in allowing it to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet in the business arena is also fundamentally changing how businesses interact with customers and suppliers. The Company believes that the effective delivery of customer-oriented technology solutions will foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its strategy.

     The Company's target market is emerging small and medium-sized businesses seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from $250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes customers of this size are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. A major marketing initiative for 2000 is building awareness among businesses in the Company's target market that the Company is an organization focused on the realities of the Internet and Internet-based business solutions. The Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Areas target horizontal markets, meaning businesses across a broad spectrum of industries. Interactive Media targets certain vertical markets where the Company believes industry conditions are conducive to acceptance of the Company's services, including the cruise, healthcare, education and professional photography markets. Solution area services comprise the substantial majority of the Company's current activities, are most closely associated with its strategic focus and have a commonality of purpose in meeting the core strategic objectives of the Company.

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

     Management views services delivered through the managed or co-managed methods as being solutions-oriented services because the Company is fully or partially responsible for development and implementation of technology-based solutions to customers' business problems. Services delivered under the managed or co-managed methods are viewed as the most consistent with the Company's overall marketing strategy and business objectives. References in this report to solutions-oriented services mean services delivered through the managed or co-managed methods. Currently, virtually all of the services of the Knowledge Management, Electronic Business and Interactive Media Solution Areas and a substantial majority of the services of the Information Technology Infrastructure Solutions Area are solutions-oriented services because they are delivered on the managed or co-managed methods. The substantial majority of current services performed by the Business Operations Solutions Area are delivered on the staffing method. The Company's long-term marketing strategy will seek development of additional solutions-oriented business in all solutions areas. During 1999 and 2000, however, Knowledge Management, Electronic Business and Interactive Media solutions-oriented services have received the strongest marketing efforts because the Company's management believes they offer the best short-term growth prospects and due to management's desire to broaden the Company's service offerings.

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

 .    The Solution Deployment phase begins with a pilot and culminates in the production release of the installed system, training and documentation and conversion of, or integration with, existing systems.

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

     The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft Corporation ("Microsoft"). Both of the Company's Allin Consulting subsidiaries are certified as Microsoft Solutions Provider Partners. Allin Consulting is also a member of Microsoft's Infrastructure and Knowledge Management Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shapes Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has also positioned it to quickly develop solutions expertise in new Microsoft technologies such as Windows 2000. The Company intends to continue its specialization in Microsoft-based technology products.

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

     The Company's Interactive Media Solution Area utilizes the Company's expertise in digital media applications to provide solutions based on streaming of media, interactive television and digital imaging. These solutions utilize advanced technology and can help customers utilize the power of the Internet to differentiate products and services. Interactive Media delivers business-to-business and business-to-consumer E-commerce platforms currently focused on four vertical target markets: the cruise industry, healthcare, education and professional photography. Interactive Media consulting services specialize in interactive media design and specification and application development. Management believes that the Interactive Media Solution Area is a leader in the development of interactive television platforms. Interactive Media currently offers systems integration services for installation of business-to-consumer E-commerce platforms featuring new hardware configurations utilizing state of the art equipment from On Command Corporation ("On Command"). The On Command equipment offers substantial functionality improvements over end-user and head end components previously used in the Company's interactive television systems.

     The Interactive Media Solution Area also provides comprehensive systems integration services in digital imaging technology to the professional photography industry. The Company believes that the Internet will be a driving force accelerating a market trend in the professional photography industry toward digital imaging. The Company believes that its Interactive Media Solution Area is on the forefront of developing Internet-based business-to-business and business-to-consumer E-commerce solutions for the professional photography industry. The Company's Portraits Online/TM/ proprietary Internet-based portrait viewing and selling system allows photography customers to view and order their portraits online at the studio following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the studio's Portraits Online/TM/ Internet site. There can be no assurance, however, that competing or superior digital imaging products or systems may emerge which may adversely impact the Company.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue

     The Company's total revenue for the three months ended June 30, 2000 was $5,560,000, a decrease from total revenue of $6,628,000 for the three months ended June 30, 1999. The decrease of $1,068,000, or 16%, is attributable primarily to a $915,000, or 15%, decrease in revenue for the Company's solution area operations. The Business Operations Solution Area experienced a decline in revenue of $1,250,000 during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 due to an industry-wide decline in the demand for staffing-based services and the Company's strategic shift to emphasize the development of solutions-oriented services. Information Technology Infrastructure also experienced a decline in revenue of $427,000 during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Significant revenue increases of $762,000 were realized collectively among the Company's Knowledge Management, Electronic Business and Interactive Media Solution Areas, which offset a significant portion of the declines in revenue for the Business Operations and Information Technology Infrastructure Solution Areas. The Company's management believes that the second quarter 2000 revenue is consistent with the Company's strategic emphasis on promoting solutions-oriented services. The Knowledge Management, Electronic Business and Interactive Media Solution Areas primarily perform solutions-oriented services provided on a managed or co-managed delivery method. These solution areas have also been the most strongly promoted in sales and marketing efforts during 2000.

     The Company's solution areas recognized revenue, after elimination of intercompany sales, of $4,935,000 during the three months ended June 30, 2000, including $693,000 for Information Technology Infrastructure, $1,902,000 for Business Operations, $338,000 for Knowledge Management, $318,000 for Electronic Business and $1,684,000 in Interactive Media. Comparable solution area revenue for the three months ended June 30, 1999 was $5,850,000 in total, including $1,120,000 from Information Technology Infrastructure, $3,152,000 from Business Operations, $28,000 from Electronic Business, $205,000 from Knowledge Management and $1,345,000 from Interactive Media.

     Information Technology Infrastructure revenue decreased $427,000, or 38%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decline is attributable to several factors. Allin Consulting-California experienced a significant decline in its technical workforce of close to 10% during 2000 due to a client hiring its employees in violation of the terms of the agreement between Allin Consulting-California and the client. This loss in workforce reduced the Company's capacity for Information Technology Infrastructure engagements. Over the last year, the Company has also strategically reoriented its solutions-oriented consulting offerings from primarily Information Technology Infrastructure to a broader array of services. The sales staff most strongly emphasized development of Knowledge Management, Electronic Business and Interactive Media revenue during this time in order to broaden the Company's revenue base. The Company's management believes several market forces will offer opportunities for recovery of some of the decline in Information System Infrastructure sales during the remainder of 2000, including the introduction of Windows 2000 and the need for companies to improve their technical infrastructure to support Internet-driven business capabilities. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, revenue in the Information Technology Infrastructure Solution Area in the future.

     The substantial decrease in Business Operations revenue of $1,250,000, or 39%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is attributable to significant declines experienced due to industry trends for staffing-based services and from the Company's strategic shift to emphasizing the development of solutions-oriented operations under the managed or co-managed delivery methods. The majority of Business Operations consulting has historically been delivered through the staffing model including most of Business Operations' mainframe computer services and specialized banking industry consulting services. As was discussed in the Industry Overview - Technology Consulting Services section in Item 1 - Business of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Year 2000 issue negatively impacted demand for technology consulting services industry-wide throughout 1999. The largest declines in demand for technology consulting services were noted for technology staffing operations. Business Operations revenue has not recovered from this industry trend in the first half of 2000, as the level of demand for staffing services continued to be low. The Company's shift in strategy toward solutions-oriented services has also increased the emphasis placed by the sales staff on revenue development in other solution areas.

     The Knowledge Management Solution Area experienced an increase in revenue of $133,000, or 64%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The second quarter of 1999 was the initial period of operations for the Knowledge Management Solution Area. Management believes the performance of this solution area since initiation of operations confirms that a market exists for solutions based on key knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow. Management believes the business opportunities obtained to date for Knowledge Management services have been consistent with the Company's solutions-oriented strategy and have contributed to the increase in solutions-oriented revenue realized in the second quarter of 2000 as compared to the second quarter of 1999. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, Knowledge Management revenue in the future.

     The Electronic Business Solution Area recorded a revenue increase of $290,000, or 1,035% for the three months ended June 30, 2000 as compared with the three months ended June 30, 1999. As was discussed in the Industry Overview
- Technology Consulting Services section in Part 1 - Business of the Company's Annual Report on Form 10-K, the Internet is viewed by industry analysts as the next significant wave of technological and business innovation, with Internet-related business activity expected to grow significantly over the early years of the 2000's. Internet-based technology consulting is also expected to share in the rapid growth. The Company's management believes that the compelling market forces represent an opportunity for growth in Electronic Business. The Company is committed to further development of this solution area in 2000 with additional technical and sales resources. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its Electronic Business Solution Area in the future.

     Interactive Media Solution Area revenue totaled $1,684,000 for the three months ended June 30, 2000, including $240,000 for interactive media consulting, $647,000 for interactive media systems integration and $797,000 for digital imaging systems integration. Comparable Interactive Media revenue for the three months ended June 30, 1999 was $1,345,000 in total, including $401,000 for interactive media consulting, $555,000 for interactive media systems integration, and $389,000 for digital imaging systems integration. The increase in revenue for this solution area was 25% comparing the second quarter of 2000 to the second quarter of 1999.

     Revenue for Interactive Media consulting services decreased by $161,000, or 40%, comparing the second quarter of 2000 to the second quarter of 1999. Services provided include application design and development for business-to-consumer E-business platforms. The majority of the consulting revenue derived in the second quarter of 1999 related to application development for the interactive television system for the Royal Caribbean Cruise Lines, Ltd. ("Royal Caribbean") ship Voyager of the Seas. This was the first system utilizing the On Command hardware platform, which resulted in a large engagement for applications development. The Company's management believes the growth of interactive media technology in the markets targeted by the Interactive Media Solution Area and the Company's extensive experience with interactive technology continue to offer the opportunity for revenue growth. There can be no assurance, however, that the Company's Interactive Media Solution Area will realize consulting revenue equal to or greater than current levels in the future.

     Revenue for Interactive Media systems integration services increased by $92,000, or 16%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The most significant source of revenue during the second quarter of 2000 was the interactive television system being installed on the Celebrity Cruises, Inc. ("Celebrity") ship Millennium.

     Digital imaging systems integration revenue increased by $408,000, or 104%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The Company's management believes the increase in revenue resulted from the efforts of a larger internal sales force and greater industry recognition of the Company's services as a result of advertising and trade show presentations.

     The Company recognized revenue for ancillary services and product sales of $625,000 during the three months ended June 30, 2000, including $110,000 for interactive television transactional revenue, $311,000 for digital imaging product sales, $107,000 for information system product sales and $97,000 for other services. Ancillary services and product sales revenue of $778,000 was recognized during the three months ended June 30, 1999, including $363,000 for interactive television transactional revenue & management fees, $128,000 for digital imaging product sales, $206,000 for information system product sales and $81,000 for other services.

     Interactive television transactional revenue & management fees decreased by $253,000, or 69%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The revenue decrease is attributable to the Company's transition from an owner-operator model for interactive television systems to a systems integration and consulting services model. The Company began 1999 operating interactive television systems on eight ships and ended the year operating two of the systems. Management fees were not earned during 2000 on the systems remaining in operation. The Company believes the transactional revenue realized from these remaining systems justifies their continued operation. Digital imaging product sales increased by $183,000, or 142%, in the second quarter of 2000 as compared to the second quarter of 1999. The Company derives the majority of this revenue from the sale of consumable products and equipment utilized in the digital photography process to customers for which the Company had previously installed a digital imaging system. The increase in revenue in 2000 resulted from a substantially larger base of customers with installed systems than had been present in 1999. Information system product sale revenue decreased by $99,000, or 48%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The most significant factor contributing to the decrease was the inclusion of several unusually large equipment sales to technology consulting clients in the second quarter of 1999. Revenue from other services increased by $16,000 in the second quarter of 2000 as compared to the second quarter of 1999 due to a higher level of placement fees recorded in 2000.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $3,750,000 during the three months ended June 30, 2000 as compared to $4,426,000 during the three months ended June 30, 1999. The decrease in cost of sales of $676,000 resulted primarily from a $900,000 decrease in cost of sales for the Company's Business Operations Solution Area, which was attributable to the substantial revenue decrease in this solution area comparing the second quarter of 2000 to the second quarter of 1999. Gross profit of $1,810,000 was recognized for the three months ended June 30, 2000 as compared to $2,202,000 for the three months ended June 30, 1999, a decrease of $392,000, or 18%.

     The Company's solution areas recorded a total of $3,371,000 for cost of sales during the three months ended June 30, 2000, including $273,000 for Information Technology Infrastructure, $1,368,000 for Business Operations, $212,000 for Knowledge Management, $156,000 for Electronic Business and $1,362,000 for Interactive Media. Comparable cost of sales for the three months ended June 30, 1999 was $3,980,000 in total, including $616,000 for Information Technology Infrastructure, $2,268,000 for Business Operations, $122,000 for Knowledge Management, $14,000 for Electronic Business and $960,000 for Interactive Media. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, including growth in the solutions-oriented consulting and systems integration services provided by the Knowledge Management, Electronic Business and Interactive Media Solution Areas, the decline in Business Operations services provided on a staffing delivery method and the decline in Information Technology Infrastructure consulting due to a loss in workforce capacity and broadening of marketing focus. Gross profit for the Company's solution areas for the three months ended June 30, 2000 was $1,564,000, including $420,000 for Information Technology Infrastructure, $534,000 for Business Operations, $126,000 for Knowledge Management, $162,000 for Electronic Business and $322,000 for Interactive Media. Comparable gross profit for the three months ended June 30, 2000 was $1,870,000 in total, including $504,000 for Information Technology Infrastructure, $884,000 for Business Operations, $83,000 for Knowledge Management, $14,000 for Electronic Business and $385,000 for Interactive Media. The primary factor in the decrease in solution area gross profit of $306,000 in the second quarter of 2000 as compared to the second quarter of 1999 was the substantial decline in gross profit of $350,000 from Business Operations consulting.

     Information Technology Infrastructure gross profit decreased $84,000 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The Company experienced a 17% decline in gross profit in the second quarter of 2000 as compared to the second quarter of 1999 despite a 38% revenue decline. The increase in gross profit as a percentage of revenue was realized through growth in high-margin solutions-oriented projects for Allin Consulting-Pennsylvania.

     The Business Operations Solution Area experienced a decrease in gross profit of $350,000 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The Company attributes the decline to lessened demand for mainframe-oriented technology services and the Company's specialized bank consulting services consistent with an overall industry trend away from technology consulting services provided on a staffing model. The Company is also emphasizing other solutions-oriented services more strongly in its sales and marketing efforts.

     The Knowledge Management Solution Area realized a gross profit increase of $43,000, or 52%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Knowledge Management services are being actively marketed by the Company consistent with the Company's strategy of developing solutions-oriented consulting services. The Company's Management believes the growth in gross profit is a result of the marketing effort for solutions-oriented services, although there can be no assurance that increases in gross profit will continue to be realized for the Knowledge Management Solution Area.

     The Electronic Business Solution Area realized an increase in gross profit of $148,000 in the second quarter of 2000 as compared to the second quarter of 1999. The second quarter 2000 gross profit represented 51% of the Electronic Business Solution Area second quarter 2000 revenue. The Company has added technical and sales resources to this solution area in 2000 because of management's belief that there will be substantial market-driven growth in the demand for Internet-based technology services in the early years of the 2000's. Management believes that the second quarter 2000 results indicate the continued progress of the Electronic Business Solution Area toward becoming a significant source of high-margin growth for the Company. There can be no assurance, however, that the Company will be able to realize continued growth in revenue or gross profit from its Electronic Business Solution Area services.

     Cost of sales for the Interactive Media Solution Area was $1,362,000 in total for the three months ended June 30, 2000, including $109,000 for interactive media consulting, $526,000 for interactive media systems integration and $727,000 for digital imaging systems integration. Interactive Media cost of sales for the three months ended June 30, 1999 was $960,000 in total, including $180,000 for interactive media consulting, $468,000 for interactive media systems integration and $312,000 for digital imaging systems integration. Interactive Media Solution Area gross profit was $322,000 for the three months ended June 30, 2000, including $131,000 for interactive media consulting, $121,000 for interactive media systems integration and $70,000 for digital imaging systems integration. Interactive Media gross profit was $385,000 for the three months ended June 30, 1999, including $221,000 for interactive media consulting, $87,000 for interactive media systems integration and $77,000 for digital imaging systems integration. The decrease in gross profit is attributable to the lower proportion of consulting revenue to overall solution area revenue in the second quarter of 2000. Systems integration activities include a significant equipment component in cost of sales which generally offers a lower margin potential than the consulting component.

     Cost of sales for the Company's ancillary services and product sales was $379,000 for the three months ended June 30, 2000, including $36,000 for pay-per-view movies associated with interactive television transactional revenue, $249,000 for digital imaging product sales and $94,000 for information system product sales. Cost of sales for ancillary services and product sales was $446,000 for the three months ended June 30, 1999, including $72,000 for pay-per-view movies, $111,000 for digital imaging product sales, $172,000 for information system product sales and $91,000 for other services. Gross profit on ancillary services and product sales was $246,000 for the three months ended June 30, 2000, including $74,000 for interactive television transactional revenue and management fees, $62,000 for digital imaging product sales, $13,000 for information system product sales and $97,000 for other services. Gross profit for ancillary services and product sales was $332,000 for the three months ended June 30, 1999, including $291,000 for interactive television transactional revenue and management fees, $17,000 for digital imaging product sales, $34,000 for information system product sales and a gross loss of $10,000 for other services.

The decline in gross profit of $217,000 on interactive television transactional revenue and management fees was attributable to the reduction in the number of operating ship systems from seven to two.

Selling, General & Administrative Expenses

     The Company recorded $2,826,000 in selling, general & administrative expenses during the three months ended June 30, 2000 as compared to $3,111,000 during the three months ended June 30, 1999, a decrease of $285,000, or 9%. Significant factors contributing to the decline in selling, general and administrative expenses were lower expenses related to the management and administration of the Company's staffing-oriented consulting services and interactive television transactional operations, lower depreciation and amortization and the inclusion of a significant accrual for estimated lease termination costs in the three months ended June 30, 1999.

     Despite the decline in overall selling, general & administrative expenses, the Company has continued to invest in sales and delivery resources for its solutions-oriented operations. These investments were offset by reductions in selling, general & administrative expenses related to areas of declining revenue such as staffing-oriented consulting services and interactive television transactional services. The Company plans to continue investments in those segments of its business that management believes are most closely aligned with the Company's strategic objectives.

     During the second quarter of 1999, the Company recorded an accrual of approximately $116,000 for estimated lease termination costs for office space formerly occupied by Allin Consulting-Pennsylvania in Pittsburgh, Pennsylvania. There was no comparable expense during the second quarter of 2000.

     There were several unusual items impacting selling, general & administrative expenses in the three months ended June 30, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $67,000 was recorded on the sale of assets related to Allin Network's Erie, Pennsylvania based operations which used the Erie Computer Company tradename. Partially offsetting these losses and overall selling, general & administrative expenses was a gain of approximately $137,000 related to Allin Digital's sale of stock held in PhotoWave, Inc., a non-consolidated corporation.

     Depreciation and amortization were $545,000 for the three months ended June 30, 2000 as compared to $621,000 for the three months ended June 30, 1999. The decline is due to the inclusion of depreciation expense during the second quarter of 1999 for four shipboard interactive television systems subsequently sold to Celebrity.

     Research and development expense included in selling, general & administrative expenses was $8,000 for the three months ended June 30, 2000 as compared to $13,000 for the three months ended June 30, 1999. Research and development activity during the second quarter of 2000 was carried out by the Interactive Media Solution Area and included continuing development of the Portraits Online/TM/ Internet-based E-Commerce platforms and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects.

Net Income or Loss

     For the three months ended June 30, 2000, the Company recorded a net loss of $1,059,000, as compared to a net loss of $1,016,000 for the three months ended June 30, 1999. While the Company experienced significant declines in revenue and gross profit in the second quarter of 2000 as compared to the second quarter of 1999, the decrease in selling, general & administrative expenses from period-to-period largely offset the decrease in gross profit, resulting in an overall profitability decline of $43,000, or 4%.

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenue

     The Company's total revenue for the six months ended June 30, 2000 was $12,647,000, as compared to total revenue of $12,762,000 for the six months ended June 30, 1999, a decrease of $115,000, or 1%. Revenue held relatively steady in comparing the six-month periods as a result of an offsetting effect between substantial revenue increases or decreases for certain solution areas and other segments of the Company's operations. The Interactive Media Solution Area recorded a revenue increase of $2,429,000 during the first half of 2000 as compared to the first half of 1999 due to substantial revenue increases from sales of shipboard interactive television systems and digital photography systems integration projects. The Electronic Business and Knowledge Management Solution Areas collectively recorded a revenue increase of $1,010,000 in comparing the six months ended June 30, 2000 to the six months ended June 30, 1999. The Company's Management believes these results are consistent with the Company's strategy to promote development of solutions-oriented technology consulting services. The revenue increases realized by these solution areas were offset by declines in other solution areas and in ancillary services. The Business Operations Solution Area experienced a decline in revenue of $2,840,000 during the six months ended June 30, 2000 as compared to the six months ended June 30, 2000 due to an industry-wide decline in the demand for staffing-based services and the Company's strategic shift to emphasize the development of solutions-oriented services. Information Technology Infrastructure also experienced a decline in revenue of $494,000 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. A substantial revenue decrease of $767,000 was also noted in comparing Interactive Television Transactional Revenue & Management Fees for the six months ended June 30, 1999 to the six months ended June 30, 2000 due to a reduction in the number of operating ship systems.

     The Company's solution areas recognized revenue, after elimination of intercompany sales, of $11,215,000 during the six months ended June 30, 2000, including $1,639,000 for Information Technology Infrastructure, $3,962,000 for Business Operations, $694,000 for Knowledge Management, $552,000 for Electronic Business and $4,368,000 in Interactive Media. Comparable solution area revenue for the six months ended June 30, 1999 was $11,110,000 in total, including $2,133,000 from Information Technology Infrastructure, $6,802,000 from Business Operations, $205,000 from Knowledge Management, $31,000 from Electronic Business, and $1,939,000 from Interactive Media.

     Information Technology Infrastructure revenue decreased $494,000, or 23%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decline is attributable to several factors. Allin Consulting-California experienced a significant decline in its technical workforce of close to 10% during the second quarter of 2000 due to a client hiring several of Allin Consulting-California's consultants in violation of the terms of the agreement between Allin Consulting-California and the client. This loss in workforce reduced the Company's capacity for Information Technology Infrastructure engagements during the second quarter, when the majority of the decline was realized. Over the last year, the Company has also strategically reoriented its solutions-oriented consulting offerings from primarily Information Technology Infrastructure to a broader array of services. The solutions-oriented sales staff emphasized development of Knowledge Management and Electronic Business revenue during this time in order to broaden the Company's revenue base. The Company's management believes several market forces will offer opportunities for recovery of some of the decline in Information System Infrastructure sales during the remainder of 2000, including the introduction of Windows 2000 and the need for companies to improve their technical infrastructure to support Internet-driven business capabilities. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, revenue in the Information Technology Infrastructure Solution Area in the future.

     The substantial decrease in Business Operations revenue of $2,840,000, or 42%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is attributable to significant declines experienced due to the impact of the Year 2000 computer problem and from the Company's strategic shift to emphasizing the development of solutions-oriented operations under the managed or co-managed delivery methods. The majority of Business Operations consulting has historically been delivered through the staffing model including most of

Business Operations' mainframe computer services and specialized banking industry consulting services. As was discussed in the Industry Overview - Technology Consulting Services section in Item 1 - Business of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Year 2000 problem negatively impacted demand for technology consulting services industry-wide throughout 1999. The largest declines in demand for technology consulting services were noted for technology staffing operations. Business Operations revenue has not recovered from this industry trend in the first half of 2000, as the level of demand for staffing services continued to be low. The Company's shift in strategy toward solutions-oriented services has also increased the emphasis placed by the sales staff on revenue development in other solution areas.

     The Knowledge Management Solution Area experienced an increase in revenue of $489,000, or 239%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The second quarter of 1999 was the initial period of operations for the Knowledge Management Solution Area, so 1999 revenue included only three months' activity as compared to six months' activity during 2000. Management believes the performance of this solution area in its operations to date confirms that a market exists for solutions based on key knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow. Management believes the business opportunities obtained to date for Knowledge Management services have been consistent with the Company's solutions-oriented strategy and have contributed to the increase in solutions-oriented revenue realized in the first half of 2000 as compared to the first half of 1999. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, Knowledge Management revenue in the future.

     The Electronic Business Solution Area recorded a revenue increase of $521,000, or 1,681%, for the six months ended June 30, 2000 as compared with the six months ended June 30, 1999. The Company's management believes that growth of Internet-related business activity is creating compelling market forces driving an opportunity for growth in the types of Internet-based technology consulting services offered by the Electronic Business Solution Area. The Company is committed to further development of this solution area during the remainder of 2000 with additional technical and sales resources. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its Electronic Business Solution Area in the future.

     Interactive Media Solution Area revenue totaled $4,368,000 for the six months ended June 30, 2000, including $503,000 for interactive media consulting, $2,350,000 for interactive media systems integration and $1,515,000 for digital imaging systems integration. Comparable Interactive Media revenue for the six months ended June 30, 1999 was $1,939,000 in total, including $464,000 for interactive media consulting, $574,000 for interactive media systems integration, and $901,000 for digital imaging systems integration. The increase in revenue was 125% for this solution area comparing the first half of 2000 to the first half of 1999.

     Revenue for Interactive Media consulting services increased by $39,000 comparing the first half of 2000 to the first half of 1999. Services provided include application design and development for business-to-consumer E-business platforms. The majority of the consulting revenue derived in the first half of 1999 related to application development for the interactive television system for the Royal Caribbean ship Voyager of the Seas. This was the first system utilizing the On Command hardware platform, which resulted in a large engagement for applications development. Revenue recorded in the first half of 2000 has come from a more diverse base of projects including development for cruise and healthcare industry interactive media applications and from maintenance and support for previously installed interactive systems. The Company's management believes the growth of interactive media technology in the markets targeted by the Interactive Media Solution Area and the Company's extensive experience with interactive technology continue to offer the opportunity for revenue growth. There can be no assurance, however, that the Company's Interactive Media Solution Area will realize consulting revenue equal to or greater than current levels in the future.

     Revenue for Interactive Media systems integration services increased by $1,776,000, or 309%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. A substantial portion of the increase in revenue in the first half of 2000 was the result of continuing revenue recognition from the 1999 sale of four shipboard interactive television systems to Celebrity. The Celebrity ship systems had been installed from 1995 to 1997 on an owner-operator model followed by the Company at that time. Revenue from the Celebrity system sales was recognized over the minimum period of a related maintenance obligation for the systems, which ended March 17, 2000. The revenue increase is also attributable to the inclusion of interactive media systems integration projects for healthcare and educational institutions in the first half of 2000. There were no comparable projects in these targeted industries in the first half of 1999.

     Digital imaging systems integration revenue increased by $614,000, or 68%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The Company's management believes the increase in revenue resulted from the efforts of a larger internal sales force and greater industry recognition of the Company's services as a result of advertising and trade show presentations, which the Company's management believes are creating brand awareness for Allin Digital in the portrait photography industry.

     The Company recognized revenue for ancillary services and product sales of $1,432,000 during the six months ended June 30, 2000, including $258,000 for interactive television transactional revenue, $628,000 for digital imaging product sales, $367,000 for information system product sales and $179,000 for other services. Ancillary services and product sales revenue of $1,652,000 was recognized during the six months ended June 30, 1999, including $1,025,000 for interactive television transactional revenue & management fees, $225,000 for digital imaging product sales, $249,000 for information system product sales and $153,000 for other services.

     Interactive television transactional revenue decreased by $767,000, or 75%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The revenue decrease is attributable to the Company's transition from an owner-operator model for interactive television systems to a systems integration and consulting services model. The Company began 1999 operating interactive television systems on eight ships and ended the year operating two of the systems. Management fees were not earned during 2000 on the systems remaining in operation. The Company believes the transactional revenue realized from these remaining systems justifies their continued operation. Digital imaging product sales increased by $403,000, or 179%, in the first half of 2000 as compared to the first half of 1999. The Company derives the majority of this revenue from the sale of consumable products and equipment utilized in the digital photography process to customers for which the Company had previously installed a digital imaging system. The increase in revenue in the 2000 period resulted from a substantially larger base of customers with installed systems than had been present in the 1999 period. Information system product sale revenue increased by $118,000, or 47%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The most significant factor contributing to the increase was the inclusion of approximately four months' operating activity in 2000 for the Company's Erie Computer operations, prior to the sale of assets related to these operations in May 2000. A substantial portion of Erie Computer's revenue was derived from information system product sales. Revenue from other services increased by $26,000 in the first half of 2000 as compared to the first half of 1999 due to a higher level of placement fees recorded in 2000.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $7,848,000 during the six months ended June 30, 2000 as compared to $8,248,000 during the six months ended June 30, 1999. The decrease in cost of sales of $400,000, or 5%, resulted from a combination of significant increases or decreases among the Company's solution areas. The rate of decrease in cost of sales of 5% exceeded the rate of decrease in revenue, which was 1%. The Company's management attributes this to the strategic shift in emphasis from lower-margin services based on a staffing delivery model to higher-margin solutions-oriented services. Gross profit of $4,799,000 was recognized for the six months ended June 30, 2000 as compared to $4,514,000 for the six months ended June 30, 1999, an increase of $285,000, or 6%.

     The Company's solution areas recorded a total of $6,935,000 for cost of sales during the six months ended June 30, 2000, including $731,000 for Information Technology Infrastructure, $2,854,000 for Business Operations, $395,000 for Knowledge Management, $270,000 for Electronic Business and $2,685,000 for Interactive Media. Comparable cost of sales for the six months ended June 30, 1999 was $7,514,000 in total, including $1,186,000 for Information Technology Infrastructure, $4,799,000 for Business Operations, $122,000 for Knowledge Management, $16,000 for Electronic Business and $1,391,000 for Interactive Media. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, including growth in the solutions-oriented consulting and systems integration services provided by the Knowledge Management, Electronic Business and Interactive Media Solution Areas, the decline in Business Operations services provided on a staffing delivery method and the decline in Information Technology Infrastructure consulting due to a loss in workforce capacity and broadening of marketing focus. Gross profit for the Company's solution areas for the six months ended

June 30, 2000 was $4,280,000, including $908,000 for Information Technology Infrastructure, $1,108,000 for Business Operations, $299,000 for Knowledge Management, $282,000 for Electronic Business and $1,683,000 for Interactive Media. Comparable gross profit for the six months ended June 30, 2000 was $3,596,000 in total, including $947,000 for Information Technology Infrastructure, $2,003,000 for Business Operations, $83,000 for Knowledge Management, $15,000 for Electronic Business and $548,000 for Interactive Media. The primary factor in the increase in solution area gross profit of $684,000 in the first half of 2000 as compared to the first half of 1999 was the strategic transition toward higher-margin solutions-oriented services. The Company experienced substantial growth in revenue from solutions-oriented services provided by the Knowledge Management, Electronic Business and Interactive Media solution areas, which replaced substantial lost revenue in staffing-oriented-services provided by the Business Operations Solutions Area. The net result of the transition was a 19% increase in solution area gross profit for the first half of 2000 as compared to the first half of 1999 while the increase in solution area revenue was 1%.

     Information Technology Infrastructure gross profit decreased $39,000 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The Company experienced a 4% decline in gross profit in the first half of 2000 as compared to the first half of 1999 despite a 23% revenue decline. The increase in gross profit as a percentage of revenue was realized through growth in high-margin solutions-oriented projects for Allin Consulting-Pennsylvania.

     The Business Operations Solution Area experienced a decrease in gross profit of $895,000 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The Company attributes the decline to lessened demand for mainframe-oriented technology services and the Company's specialized bank consulting services consistent with an overall industry trend away from technology consulting services provided on a staffing model. The Company is also emphasizing other solutions-oriented services more strongly in its sales and marketing efforts.

     The Knowledge Management Solution Area realized a gross profit increase of $216,000, or 260%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Knowledge Management operations were initiated by the Company in the second quarter of 1999, so the gross profit for 2000 represents six months' activity as compared to three months' activity for 1999. Knowledge Management services are being actively marketed by the Company consistent with the Company's strategy of developing solutions-oriented consulting services. The Company's Management believes the growth in gross profit is a result of the marketing effort for solutions-oriented services, although there can be no assurance that increases in gross profit will continue to be realized for the Knowledge Management Solution Area.

     The Electronic Business Solution Area realized an increase in gross profit of $267,000 for the first half of 2000 as compared to the first half of 1999. The first half 2000 gross profit represented 51% of the Electronic Business Solution Area first half 2000 revenue. The Company has added technical and sales resources to this solution area in 2000 because of management's belief that there will be substantial market-driven growth in the demand for Internet-based technology services in the early years of the 2000's. Management believes that the first half 2000 results indicate the continued progress of the Electronic Business Solution Area toward becoming a significant source of high-margin growth for the Company. There can be no assurance, however, that the Company will be able to realize continued growth in revenue or gross profit from its Electronic Business Solution Area services.

     Cost of sales for the Interactive Media Solution Area was $2,685,000 in total for the six months ended June 30, 2000, including $209,000 for interactive media consulting, $1,265,000 for interactive media systems integration and $1,211,000 for digital imaging systems integration. Interactive Media cost of sales for the six months ended June 30, 1999 was $1,391,000 in total, including $207,000 for interactive media consulting, $479,000 for interactive media systems integration and $705,000 for digital imaging systems integration. Interactive Media Solution Area gross profit was $1,683,000 for the six months ended June 30, 2000, including $294,000 for interactive media consulting, $1,085,000 for interactive media systems integration and $304,000 for digital imaging systems integration. Interactive Media gross profit was $548,000 for the six months ended June 30, 1999, including $257,000 for interactive media consulting, $95,000 for interactive media systems integration and $196,000 for digital imaging systems integration. The increase in gross profit is primarily attributable to the inclusion of gross profit from the sale of the four shipboard interactive television systems to Celebrity in the first half of 2000. The four systems had been depreciated during the period they were owned and operated by the Company, resulting in relatively low carrying values for the systems upon their sale and relatively high gross profit recognition on the sales.

     Cost of sales for the Company's ancillary services and product sales was $913,000 for the six months ended June 30, 2000, including $83,000 for pay-per-view movies associated with interactive television transactional revenue, $540,000 for digital imaging product sales, $267,000 for information system product sales and $23,000 for other services. Cost of sales for ancillary services and product sales was $734,000 for the six months ended June 30, 1999, including $139,000 for pay-per-view movies, $194,000 for digital imaging product sales, $208,000 for information system product sales and $193,000 for other services. Gross profit on ancillary services and product sales was $519,000 for the six months ended June 30, 2000, including $175,000 for interactive television transactional revenue, $88,000 for digital imaging product sales, $100,000 for information system product sales and $156,000 for other services. Gross profit for ancillary services and product sales was $918,000 for the six months ended June 30, 1999, including $886,000 for interactive television transactional revenue and management fees, $31,000 for digital imaging product sales, $41,000 for information system product sales and a gross loss of $40,000 for other services. The decline in gross profit of $711,000 on interactive television transactional revenue was attributable to the reduction in the number of operating ship systems from eight to two.

Selling, General & Administrative Expenses

     The Company recorded $5,731,000 in selling, general & administrative expenses during the six months ended June 30, 2000 as compared to $6,185,000 during the six months ended June 30, 1999, a decrease of $454,000, or 7%. Significant factors contributing to the decline in selling, general and administrative expenses were lower expenses related to the management and administration of the Company's staffing-oriented consulting services and interactive television transactional operations, lower depreciation and amortization and the inclusion of significant accruals for estimated severance costs, lease termination costs and a significant writedown of assets related to Allin Consulting-Pennsylvania's former office in Pittsburgh in the six months ended June 30, 1999.

     Despite the decline in overall selling, general & administrative expenses, the Company has continued to invest in sales and delivery resources for its solutions-oriented operations. These investments were offset by reductions in selling, general & administrative expenses related to areas of declining revenue such as staffing-oriented consulting services and interactive television transactional services. The Company plans to continue investments in those segments of its business that management believes are most closely aligned with the Company's strategic objectives.

     During the six months ended June 30, 2000, a severance accrual of approximately $70,000 was recorded as a result of the termination of services of two managerial personnel associated with the staffing services provided by the Company's Business Operations Solution Area. During the six months ended June 30, 1999, a severance accrual of approximately $208,000 was recorded due to the Company's termination of the employment contract for its then President.

     During the six months ended June 30, 1999, the Company recorded a writedown of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office during this period. The assets written down were disposed of or were not utilized subsequent to the move. During the first half of 1999, the Company also recorded an accrual of approximately $116,000 for estimated lease termination costs for office space formerly occupied by Allin Consulting-Pennsylvania.

     There were also several unusual items impacting selling, general & administrative expenses in the six months ended June 30, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $67,000 was recorded on the sale of assets related to the operations of Erie Computer Company. Partially offsetting these losses and overall selling, general & administrative expenses was a gain of approximately $137,000 related to Allin Digital's sale of stock held in PhotoWave, Inc., a non-consolidated corporation.

     Depreciation and amortization were $1,067,000 for the six months ended June 30, 2000 as compared to $1,247,000 for the six months ended June 30, 1999. The decline is due to the inclusion of depreciation expense during the first half of 1999 for four shipboard interactive television systems subsequently sold to Celebrity.

     Research and development expense included in selling, general & administrative expenses was $21,000 for the six months ended June 30, 2000 as compared to $19,000 for the six months ended June 30, 1999. Research and development activity during the first half of 2000 was carried out by the Interactive Media Solution Area and included continuing development of the Portraits Online/TM/ Internet-based E-Commerce platform and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects.

Net Income or Loss

     For the six months ended June 30, 2000, the Company recorded a net loss of $1,040,000, as compared to a net loss of $1,870,000 for the six months ended June 30, 1999. An improvement in the Company's profitability of $830,000 was realized despite a $115,000 decline in revenue. The primary factors in the profitability improvement were the reduction in selling, general & administrative expenses of $454,000, as discussed above, and the increase in gross profit of $285,000 resulting from the Company's ongoing transition to predominantly being a provider of high-margin solutions-oriented technology consulting services.

Liquidity and Capital Resources

     At June 30, 2000 the Company had cash and liquid cash equivalents of $1,538,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1999 was a decrease of $350,000. The net cash used during the six months ended June 30, 2000 resulted primarily from working capital adjustments related to operations, partially funded by increased borrowings on the Company's line of credit.

     The Company recognized a net loss for the six months ended June 30, 2000 of $1,040,000. The Company recorded non-cash expenses of $1,304,000 for depreciation, amortization of software development costs and other intangible assets and cost of fixed assets sold, net of a $72,000 gain on sale of assets, resulting in net cash provided of $192,000 related to the income statement. Working capital adjustments resulted in a net cash use of $1,624,000. Foremost among the working capital adjustments resulting in net cash use were decreases of $927,000 in deferred revenue related to revenue recognition for the Celebrity system sales and $473,000 in accrued liabilities primarily due to payment of accrued interest on the a note payable related to the acquisition of Allin Consulting-California and an increase in inventory of $367,000. An increase of $1,105,000 in costs in excess of billings was recorded, primarily for equipment purchased for Interactive Media systems integration projects, but this was offset by a $1,045,000 increase in accounts payable. The net result of the income statement activity and working capital adjustments was a net cash use of $1,432,000 related to operating activities.

     The net cash provided from financing activities of $1,186,000 during the six months ended June 30, 2000 resulted from borrowings on the Company's line of credit, offset by payments for preferred stock dividends and capital lease obligations. The net cash used of $104,000 for investing activities during the six months ended June 30, 2000 was for capital expenditures, net of proceeds from the sale of assets.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. S&T Bank recently notified the Company of its intent to renew the S&T Loan Agreement under terms substantially similar to those currently in effect for an additional year thereby extending the expiration date to September 30, 2001. The Company anticipates documentation of the renewal will be completed in the near future. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2000, maximum borrowing availability under the S&T Loan Agreement was approximately $2,206,000. The outstanding balance as of June 30, 2000 was $1,995,000.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During 2000, the applicable interest rate ranged from 9.50% to 10.50%, which was in effect at June 30, 2000. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $28,000 in interest expense related to this revolving credit loan for the six months ended June 30, 2000. The principal will be due at maturity, anticipated to be September 30, 2001 based on S&T Bank's recent renewal notification, although any outstanding principal balances may be repaid in whole or part at any time without penalty

     The S&T Loan Agreement includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The Company and its subsidiaries, except for Allin Consulting-California and Allin Holdings, are required to maintain depository accounts with S&T Bank, in which accounts the bank has a collateral interest.

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, E and F preferred shares or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The amendment between S&T Bank and the Company renewing the revolving credit facility as of October 1, 1999 changed the measurement period for this covenant. The cash flow coverage ratio is now measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the fiscal quarter ended June 30, 2000, which the Company would not have otherwise met. The Company anticipates a waiver will
also be extended for the fiscal quarter ended September 30, 2000.   The Company
is in compliance with all other covenants as of June 30, 2000. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As of June 30, 2000, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. On May 31, 1999, the holders of all of the 25,000 then outstanding shares of the Company's Series A preferred stock, which had been issued in August 1996, exchanged their shares for a like number of shares of the Company's Series C preferred stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $899,000 as of June 30, 2000 and approximately $929,000 as of August 10, 2000. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     On May 31, 1999, the holders of all of the 2,750 outstanding shares of the Company's Series B preferred stock, which had been issued in August 1998, exchanged their shares for a like number of shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 2,750 shares of Series D preferred stock remained outstanding as of June 30, 2000. There is no mandatory redemption date for the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into the number of shares of common stock determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 2000 and approximately $5,000 as of August 10, 2000.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-Pennsylvania, with an outstanding principal balance of approximately $1,926,000 exchanged the promissory note for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 1,926 shares of Series E preferred stock remained outstanding as of July 31, 2000. There is no mandatory redemption date for the Series E preferred stock. Series E preferred stock is convertible to the Company's common stock. If not redeemed by the Company earlier, outstanding Series E preferred stock will automatically convert as of August 13, 2000 into the number of shares of the Company's common stock equal to the amount obtained by dividing the liquidation preference of the outstanding shares of Series E preferred stock plus accrued and unpaid dividends by the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000, subject to a $2.00 minimum price. Series E preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable quarterly in arrears on the first business day of each calendar quarter, subject to legally available funds. The Company will not redeem the Series E preferred stock prior to August 13, 2000. Accrued but unpaid dividends on Series E preferred stock were approximately $29,000 as of June 30, 2000 and approximately $13,000 as of August 10, 2000.

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California, with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. All of the 1,000 shares of Series F preferred stock remained outstanding as of June 30, 2000. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2004, Series F preferred stock will be convertible into the number of shares of the Company's common stock equal to the amount obtained by dividing 1,000 by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly on the 15th of the first month of each calendar quarter subject to legally available funds, beginning April 15, 2000. Any unpaid dividends will compound quarterly. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2000 and approximately $49,000 as of August 10, 2000.

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

     In connection with the Company's original sale of Series B Redeemable Preferred Stock in August 1998, the purchasers of Series B shares also received warrants to purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per share, the price of the common stock as of the last trading day prior to the Allin Consulting-Pennsylvania closing. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock.

     The Company has outstanding an amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F preferred stock, as discussed previously, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. In accordance with the terms of the note, accrued interest as of May 31, 1999 of approximately $390,000 was paid on April 1, 2000. Quarterly interest payments began April 15, 2000. Approximately $76,000 of interest is accrued, but unpaid, as of June 30, 2000.

     The agreement for the Company's November 1998 acquisition of MEGAbase, Inc. ("MEGAbase") provides for contingent payments of up to $800,000, to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as provided in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. The former MEGAbase sole shareholder, Mark Gerow ("Gerow"), is entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeded $500,000, subject to a maximum contingent payment of $800,000. Any contingent payment due may be made, at the Company's sole option, (a) all in cash, (b) 50% in cash and 50% in the Company's common stock based on a per share amount equal to the average of the bid and asked prices for the five trading days preceding contingent payment, or (c) 50% in cash and 50% in the form of a promissory note bearing interest at a rate of 8% per annum to be due one year from the date of such note. Any contingent payment due was originally to have been paid no later than March 31, 2000, unless the Company selected (c) above, under which 50% of the payment due was due one year later.

     On or about November 22, 1999, the Company commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, against Gerow. The Company is seeking declaratory relief pertaining to certain claims made by Gerow under the stock purchase agreement pursuant to which the Company acquired all of the stock of MEGAbase. Gerow filed Preliminary Objections challenging the Court's jurisdiction over him. The Court overruled the Preliminary Objections on June 15, 2000. The Company and Gerow have not been able to reach agreement on the calculation of the Development Practice Gross Margin due to disagreement over interpretation of its definition per the purchase agreement. Gerow has not to date filed a claim for a specific dollar amount. The Company is seeking the Court's assistance in determining the amount, if any, of contingent purchase consideration to be paid.

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

     The Company incurred approximately $21,000 in research and development expense for the six months ended June 30, 2000. The Interactive Media Solution Area's research and development activity included ongoing development of functional and graphical improvements to the Portraits Online/TM/ Internet-based E-Commerce platform and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects. Forecasts for the remainder of 2000 indicate expected research and development expenditures related to these Interactive Media research and development projects to be at or below levels expended in the first half of 2000. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions so warrant.

     Capital expenditures during the six months ended June 30, 2000 were approximately $289,000 and included furniture and leasehold improvements related to the opening of the Company's Walnut Creek, California office, the purchase of enterprise resource planning software and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Forecasts for the remainder of 2000 indicate expected capital expenditures of approximately $125,000. The Company anticipates remaining 2000 capital expenditures will include hardware, software and networking equipment for the Company's ongoing upgrading of technology. Business conditions and management's plans may change during the remainder of 2000, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company believes that available funds and cash flows expected to be generated by its current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, S&T Bank has given the Company verbal notification of its intent to renew the S&T Loan Agreement through September 30, 2001. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. The Company is currently evaluating the sale of convertible equity securities, subject to approval of the holders of the common stock, in order to improve the Company's liquidity position. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

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

     Limited Operating History Under New Marketing Strategies. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solution areas meeting customer needs for information technology infrastructure, business operations, knowledge management, electronic business and interactive media solutions. The Company is seeking to develop additional solutions-oriented business for all of these solution areas and seeks to reposition its operations away from the staffing-oriented model formerly predominant in Allin Consulting-Pennsylvania. The majority of the Company's current Business Operations solution area revenue is derived from services provided under the staffing model. The Company has experienced a decline in demand for Business Operations services during 1999 and the first half of 2000, particularly for staffing for mainframe computer systems and its specialized banking industry services. Business Operations activity in future periods under the staffing model is expected to continue to decline as a result of both industry trends and the Company's marketing focus on solutions-oriented projects. While the Company obtained revenue growth in the first half of 2000 from the solutions-oriented operations of the Knowledge Management, Electronic Business and Interactive Media Solution Areas, there can be no assurance that the Company will be successful at growing solutions-oriented revenue in any of its solution areas in the future or that any growth obtained will offset or exceed the expected declines in Business Operations revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit. Because the Company has only a limited history of operations with the current marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Loss of Interactive Television Transactional Revenue and Management Fees. As a result of the Company's reorientation of its marketing strategy for Allin Interactive's operations in mid-1997, the operation of ship-based interactive television systems under an owner-operator model was deemphasized. The transition toward provision of systems integration and consulting services has also resulted in a decline in transactional revenue and the elimination of management fee revenue derived from interactive television systems owned and operated by Allin Interactive. A significant decline in revenue has been realized in the first half of 2000 and is expected to continue in the third quarter of 2000 as compared to the same periods of 1999 due to the transitioning of operational responsibility to Celebrity for five interactive systems on its ships.

     Completion of Revenue Recognition for Celebrity Interactive Television System Sales. During August 1999, Allin Interactive entered an agreement with Celebrity providing for Celebrity's purchase for approximately $2,400,000 of the four interactive television systems previously owned by Allin Interactive and operated on Celebrity ships. Two ship system sales were completed in each of August and September 1999. Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems sold. Under the maintenance agreement between Allin Interactive and Celebrity, Allin Interactive was obligated to provide ongoing technical support for the four interactive television systems sold to Celebrity, as well as a fifth system previously sold to Celebrity, for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance period ended March 17, 2000. Revenue for the four interactive television system sales was recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's minimum technical maintenance obligation. These system sales reflected unusually high gross profit since the related equipment cost had been depreciated during the period that Allin Interactive owned and operated the systems. Allin Interactive experienced declines in revenue and gross profit during the second quarter of 2000 and may continue to experience reduced revenue and gross profit during the remainder of 2000 as compared to the first quarter due to completion of revenue and gross profit recognition from the Celebrity sale.

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

     Historical Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997, 1998 and 1999, and the six months ended June 30, 2000. As of June 30, 2000, the Company had an accumulated deficit of $31,466,000. The Company anticipates that it may incur net losses at least through all or a portion of the remainder of 2000, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

     Liquidity Risk. The Company's cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company's operating entities will not result in working capital shortages which may adversely impact the Company's operations. The liquidity risk has been mitigated somewhat by the Company obtaining a line of credit facility for its short term working capital needs. The Company has received verbal notification of its lender's intention to extend the line of credit facility through September 30, 2001. Failure of the Company to renew its existing credit facility as anticipated or beyond September 30, 2001 or replace it with another facility with similar terms may adversely impact the Company's operations in the future.

     Public Market and Trading Issues. Following the Company's initial public offering in November 1996, a public market for the Company's common stock did develop. However, trading of the common stock has been sporadic and the trading volume has generally been low. Even a small trading volume on a particular day or over a few days may affect the market price of the common stock. The market price of the common stock could also be subject to fluctuations in response to variations in results of operations, changes in earnings estimates by securities analysts, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of the common stock. Additionally, the Company is required to maintain certain financial and other criteria for continued listing of the common stock on The Nasdaq Stock Market's National Market, including a net tangible assets requirement of $4,000,000 and a minimum bid price requirement of $2.00. There can be no assurance the Company will be able to meet the National Market listing criteria on an ongoing basis.

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

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the period ended June 30, 2000 would be immaterial.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 must be adopted by the company by December 31, 2000. While the company has not completed its review of the effects of SAB No. 101 management does not presently believe that its adoption will have a significant impact on financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

  The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II

Item 1.  Legal Proceedings

     On June 14, 2000, Allin Consulting-California filed a Complaint for Breach of Contract against Exodus Communications, Inc. ("Exodus") in the Superior Court of California, County of Santa Clara. The complaint seeks damages in excess of $270,000 due to Exodus' recruitment and hiring of three of Allin Consulting-California's technology consultants in violation of the non-solicitation terms of the respective agreements for services between Allin Consulting-California and Exodus. Exodus has not yet responded to the Complaint.

Item 4.  Submission of Matters to a Vote of Security Holders.
                                                            -

         (a) The Annual Meeting of the Stockholders of the Company was held on Thursday, May 11, 2000.

         (b)  Not applicable.

         (c) The following matters were voted on by the Stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

              (1) Election of Directors for one year terms to hold office until the next annual meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

                                    Nominee          Votes For     Votes Against   Votes Abstaining

                              Richard W. Talarico       4,700,584               0            229,450
                              Brian K. Blair            4,693,984               0            236,050
                              Anthony L. Bucci          4,693,584               0            236,450
                              William C. Kavan          4,693,584               0            236,450
                              James S. Kelly, Jr.       4,694,084               0            235,950
                              Anthony C. Vickers        4,694,084               0            235,950

              (2) Adoption of the 2000 Stock Plan of Allin Corporation. Votes cast were 4,832,250 for adoption, 95,284 against adoption, and 2,500 abstaining.

              (3) Ratification of the Board of Directors' selection of Arthur Andersen LLP to serve as the independent public accountants to examine the financial statements of the Company and its subsidiaries for the year ending December 31, 2000. Votes cast were 4,913,034 for ratification, 8,100 against ratification, and 8,900 abstaining.

              There were a total of 6,010,973 shares of the Company's Common Stock eligible to vote at the Annual Meeting.

         (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number                     Description of Exhibit
------                     ----------------------

10.1* Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach

11       Computation of Earnings per Share.

27       Financial Data Schedule

_____________

*   Management contract or management compensatory plan or arrangement.



     (b)  Reports on Form 8-K.

          No report on Form 8-K was filed by the Company during the quarter ended June 30, 2000.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIN CORPORATION
                              (Registrant)

Date: August 11, 2000         By:  /s/   Richard W. Talarico
                                  --------------------------
                                  Richard W. Talarico
                                  Chairman and Chief Executive Officer


Date: August 11, 2000         By:  /s/   Dean C. Praskach
                                  --------------------------
                                  Dean C. Praskach
                                  Chief Financial Officer and
                                  Chief Accounting Officer

Allin Corporation
Form 10-Q
June 30, 2000
Exhibit Index



Exhibit
Number                   Description of Exhibit
------                   ----------------------


10.1* Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach

11       Computation of Earnings per Share

27       Financial Data Schedule


__________

*   Management contract or management compensatory plan or arrangement.