Form 10-Q
period 2000-09-30
ALLIN CORP
filed 2000-11-14
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  September 30, 2000

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

                             As of October 27, 2000

                        Common Stock,  6,953,114 Shares

                               Allin Corporation

                                   Form 10-Q

                                     Index
Forward-Looking Information                                               Page 3

Part I - Financial Information

         Item 1. Financial Statements                                     Page 4

         Item 2. Management's Discussion and Analysis of Financial       Page 17

                Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosure about Market    Page 41
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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

           (Dollars in thousands)
                (Unaudited)



                                                                                          December 31,              September 30,
                                                                                              1999                      2000
                                                                                      -------------------        -----------------
ASSETS

Current assets:
         Cash and cash equivalents                                                    $             1,888         $           1,443
         Accounts receivable, net of allowance for
                 doubtful accounts of $274 and $139                                                 4,134                     3,186
         Note receivable                                                                              ---                        14
         Note receivable from employee                                                                ---                        13
         Inventory                                                                                    741                     1,066
         Prepaid expenses                                                                             429                       277
                                                                                      -------------------         -----------------
                 Total current assets                                                               7,192                     5,999

Property and equipment, at cost:
Leasehold improvements                                                                                473                       478
Furniture and equipment                                                                             2,684                     3,037
On-board equipment                                                                                    951                       951
                                                                                      -------------------         -----------------
                                                                                                    4,108                     4,466
Less--accumulated depreciation                                                                     (2,607)                  ( 3,202)
                                                                                      -------------------         -----------------
                                                                                                    1,501                     1,264

Assets held for resale                                                                                 19                       109
Notes receivable from employees                                                                        17                       ---
Software development costs, net of accumulated
         amortization of $887 and $902                                                                 26                        10
Goodwill, net of accumulated amortization of
         $1,775 and $2,565                                                                         12,986                    12,196
Other assets, net of accumulated amortization of
         $522 and $708                                                                              2,285                     2,099
                                                                                      -------------------         -----------------

Total assets                                                                          $            24,026         $          21,677
                                                                                      ===================         =================



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

           (Dollars in thousands)
                (Unaudited)



                                                                            December 31,                   September 30,
                                                                                1999                           2000
                                                                        ----------------------         ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of notes payable                               $                   2          $                    2
         Bank lines of credit                                                             650                           1,565
         Accounts payable                                                                 665                           1,272
         Accrued liabilities:
                 Compensation and payroll taxes                                           615                             594
                 Dividends on preferred stock                                             865                           1,054
                 Other                                                                    756                             430
         Billings in excess of costs                                                      415                             245
         Deferred revenue                                                                 996                              56
                                                                        ----------------------         ----------------------
                 Total current liabilities                                              4,964                           5,218

Non-current portion of notes payable                                                    1,002                           1,000
Deferred income taxes                                                                      81                              81
Commitments and contingencies

Shareholders' equity:
         Preferred stock, par value $.01 per share, authorized
                 100,000 shares:
                 Series C redeemable preferred stock, designated,
                        issued and outstanding 25,000 shares                            2,500                           2,500
                 Series D convertible redeemable preferred stock,
                        designated, issued and outstanding
                        2,750 shares                                                    2,152                           2,152
                 Series E convertible redeemable preferred stock,
                        designated 2,000 shares, issued and
                        outstanding 1,926  and -0- shares                               1,926                             ---
                 Series F convertible redeemable preferred stock,
                        designated, issued and outstanding
                        1,000 shares                                                    1,000                           1,000
         Common stock, par value $.01 per share - authorized
                 20,000,000 shares, issued 5,995,830 and
                 6,953,114 shares                                                          60                              70
         Additional paid-in-capital                                                    40,198                          41,772
         Warrants                                                                         598                             598
         Retained deficit                                                             (30,428)                        (32,687)
         Treasury stock at cost, 8,167 common shares                                      (27)                            (27)
                                                                        ----------------------         ----------------------
Total shareholders' equity                                                             17,979                          15,378
                                                                        ----------------------         ----------------------

Total liabilities and shareholders' equity                              $              24,026          $               21,677
                                                                        ======================         ======================


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

        (Dollars in thousands, except per share data)
                        (Unaudited)


                                                       Three Months        Three Months         Nine Months        Nine Months
                                                           Ended              Ended                Ended              Ended
                                                       September 30,       September 30,        September 30,      September 30,
                                                            1999               2000                 1999               2000
                                                      --------------     ---------------      ----------------    --------------
Revenue                                               $        6,118     $         4,773      $        18,880     $       17,420

Cost of sales                                                  3,805               2,945               12,054             10,793
                                                      --------------     ---------------      ---------------     --------------

Gross profit                                                   2,313               1,828                6,826              6,627

Selling, general & administrative                              2,771               3,001                8,955              8,732
                                                      --------------     ---------------      ---------------    ---------------

Loss from operations                                            (458)             (1,173)              (2,129)            (2,105)

Interest expense, net                                             34                  47                  178                155
                                                      --------------     ---------------      ---------------    ---------------

Loss before provision for income taxes                          (492)             (1,220)              (2,307)            (2,260)

Provision for income taxes                                       ---                 ---                   19                ---
                                                      --------------     ---------------      ---------------    ---------------

Loss after provision for income taxes                           (492)             (1,220)              (2,326)            (2,260)

Loss from non-consolidated corporation                            31                 ---                   67                ---
                                                      --------------     ---------------      ---------------    ---------------

Loss from continuing operations                                 (523)             (1,220)              (2,393)            (2,260)

Gain from discontinued operations                                ---                 ---                   (2)               ---
                                                      --------------     ---------------      ---------------    ---------------

Net loss                                                        (523)             (1,220)              (2,391)            (2,260)

Accretion and dividends on preferred stock                       152                 142                  546                449
                                                      --------------     ---------------      ---------------    ---------------

Net loss attributable to common shareholders          $         (675)    $        (1,362)     $        (2,937)   $        (2,709)
                                                      ==============     ===============      ===============    ===============

Loss per common share from continuing operations
         attributable to common shareholders -
         basic and diluted                            $        (0.11)    $         (0.21)     $         (0.49)   $         (0.44)
                                                      ==============     ===============      ===============    ===============

Income (loss) per common share from discontinued
         operations - basic and diluted               $          ---     $           ---      $           ---    $           ---
                                                      ==============     ===============      ===============    ===============

Net loss per common share attributable to common
         shareholders - basic and diluted             $        (0.11)    $         (0.21)     $         (0.49)   $         (0.44)
                                                      ==============     ===============      ===============    ===============

Weighted average shares outstanding
         - basic and diluted                               5,969,162           6,512,765            5,969,162          6,176,651
                                                      --------------     ---------------      ---------------    ---------------



The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (Dollars in thousands)
                       (Unaudited)


                                                                              Nine Months                   Nine Months
                                                                                 Ended                          Ended
                                                                             September 30,                  September 30,
                                                                                 1999                           2000
                                                                           ----------------              ----------------
Cash flows from operating activities:
         Net loss                                                          $         (2,391)             $         (2,260)
         Adjustments to reconcile net loss to net cash flows
            from operating activities:
                 Depreciation and amortization                                        1,977                         1,607
                 Amortization of deferred compensation                                    3                           ---
                 Loss (gain) from writedown or sale of assets                            86                           (72)
                 Loss from non-consolidated corporation                                  67                           ---
                 Cost of fixed assets sold                                              102                           237
         Changes in certain assets and liabilities:
                 Accounts receivable                                                   (281)                          901
                 Inventory                                                             (355)                         (324)
                 Prepaid expenses                                                       (61)                          153
                 Assets held for sale                                                   (41)                         (109)
                 Billings in excess of costs                                           (475)                         (415)
                 Other assets                                                             6                            19
                 Accounts payable                                                       180                           607
                 Accrued liabilities                                                    392                          (338)
                 Income taxes payable                                                   (87)                          ---
                 Deferred revenues                                                    1,995                          (923)
                                                                           ----------------              ----------------
            Net cash flows from operating activities                                  1,117                          (917)
                                                                           ----------------              ----------------

Cash flows from investing activities:
         Proceeds from sale of assets                                                    36                           185
         Proceeds from note receivable related to
                 sale of subsidiary                                                     463                           ---
         Capital expenditures                                                          (283)                         (379)
                                                                           ----------------              ----------------
            Net cash flows from investing activities                                    216                          (194)
                                                                           ----------------              ----------------

Cash flows from financing activities:
         Net (repayment) borrowing on lines of credit                                (1,006)                          915
         Payment of dividends on preferred stock                                       (133)                         (247)
         Debt acquisition costs                                                          (3)                          ---
         Repayment of note payable                                                      (74)                          ---
         Repayment of capital lease obligations                                          (3)                           (2)
                                                                           ----------------              ----------------
            Net cash flows from financing activities                                 (1,219)                          666
                                                                           ----------------              ----------------

Net change in cash and cash equivalents                                                 114                          (445)
Cash and cash equivalents, beginning of period                                        2,510                         1,888
                                                                           ----------------              ----------------
Cash and cash equivalents, end of period                                   $          2,624              $          1,443
                                                                           ================              ================


The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



1.  Basis of Presentation

    The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 1999 and 2000 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1998 and 1999, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

    Disposal of Segment

    Adjustments to the gain on the September 1998 disposal of SportsWave, Inc. were recorded during the nine-month period ended September 30, 1999 and are presented after net loss from continuing operations.

    Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

    Allin Interactive, Allin Digital and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped. Associated shipping costs are recorded as cost of sales.

    Earnings Per Share

    Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company, excluding 18,901 shares of outstanding restricted stock for the three- and nine-month periods ended September 30, 1999. The restriction on these shares of common stock lapsed in November 1999. The restricted stock, outstanding stock options, a convertible note and the Company's Series D, E and F convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional options and warrants to purchase shares that would have been considered in the calculation of diluted EPS, if their effect was not anti-dilutive, were 176,177 and 5,874 for the three-month periods ended September 30, 1999 and 2000, respectively, and 75,351 and 35,881 for the nine-month periods ended September 30, 1999 and 2000, respectively.

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

    Financial Instruments

    As of September 30, 2000, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

    Supplemental Disclosure Of Cash Flow Information

    Cash payments for income taxes were approximately $26,000 and $-0- during the three-month periods ended September 30, 1999 and 2000, respectively. Cash payments for interest were approximately $24,000 and $54,000 during the three months ended September 30, 1999 and 2000, respectively. Cash payments for dividends were approximately $51,000 and $88,000 during the three months ended September 30, 1999 and 2000, respectively. Dividends on preferred stock of approximately $138,000 and $128,000 were accrued but unpaid during the three-month periods ended September 30, 1999 and 2000, respectively.

    Cash payments for income taxes were approximately $223,000 and $7,000 during the nine-month periods ended September 30, 1999 and 2000, respectively. Cash payments for interest were approximately $148,000 and $497,000 during the nine months ended September 30, 1999 and 2000, respectively. Cash payments for dividends were approximately $133,000 and $247,000 during the nine months ended September 30, 1999 and 2000, respectively. Dividends on preferred stock of approximately $265,000 and $259,000 were accrued but unpaid during the nine-month periods ended September 30, 1999 and 2000, respectively.

2.  Preferred Stock

    The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock and 1,000 as Series F Convertible Redeemable Preferred Stock. The order of liquidation preference of the series of the Company's outstanding preferred stock as of September 30, 2000, from senior to junior, is Series F, Series D and Series C. As of September 30, 2000, the Company has outstanding 25,000, 2,750 and 1,000 shares of Series C, D and F preferred stock, respectively. All previously outstanding shares of the Company's Series A and B preferred stock were exchanged in May 1999 for a like number of shares of Series C and D preferred stock, respectively.

    On August 13, 2000, all of the 1,926 outstanding shares of the Company's Series E Convertible Redeemable Preferred Stock, along with approximately $14,000 of accrued but unpaid dividends automatically converted to 942,141 shares of the Company's common stock. The rate of conversion was $2.06 per common share.

    On September 29, 2000, the Company accepted commitments for the purchase of 125 shares of Series G Convertible Redeemable Preferred Stock and related warrants at a price of $10,000 per share of Series G preferred stock. The issuance of Series G preferred stock is subject to approval by the holders of the Company's common stock. The Company anticipates distribution of proxy solicitation materials and the holding of a special meeting of the stockholders during the fourth quarter of 2000 or early in the first quarter of 2001 to vote on this matter. If the issuance of the Series G preferred stock and related warrants is approved, the Company anticipates the receipt of net proceeds of approximately $1,200,000. If issued, the conversion prices of the Series G preferred stock will be as follows. Until and including the first anniversary of the issue date, each share of Series G preferred stock would be convertible into the number of shares of common stock determined by dividing 10,000 by the lesser of (i) $1.75, (ii) 85% of the average closing price of the common sock as reported by Nasdaq over the last five trading days prior to the issue date or (iii) 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the date of the conversion. After the first anniversary of the issue date, each share of Series G preferred stock held by each holder may be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of (i) $1.75, (ii) 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the issue date or (iii) 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the first anniversary of the issue date. In any event, the minimum conversion price will be $.35. The Series G preferred stock, if issued, will earn dividends at a rate of eight percent per annum until the fifth anniversary of the issue date, after which the dividends will increase to twelve percent per annum. Dividends will be payable quarterly in arrears.

    If stockholder approval is obtained and the number of Series G preferred shares indicated above are issued, the Company also intends to issue to the holders of Series G preferred stock warrants to purchase an aggregate of 714,281 shares of common stock. The warrants will be exercisable at $1.75 per common share. The Company intends to allocate the proceeds of the offering between the Series G preferred stock and the related warrants.

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

    A reorganization charge of approximately $24,000 was recorded in July 2000 to establish a liability for severance costs associated with the termination of services of a sales and managerial executive associated with the staffing services provided by the Company's Business Operations Solution Area. Associated expenses are reflected in selling, general & administrative expenses on the Consolidated Statement of Operations during that period. As of September 30, 2000, approximately $14,000 of the amount accrued under the July 2000 charge had been paid.

4.  Sale of Assets of Erie Computer Company

    On May 19, 2000, Allin Network sold certain assets utilized in its Erie, Pennsylvania operations, which used the tradename Erie Computer Company ("Erie Computer"), to Engage IT, Inc. ("Engage IT"). Purchase consideration included a note receivable for $30,000 payable over six months and accruing interest at 9% per annum. The note receivable was reduced by the portion of customer prepaid service contract fees applicable to the period subsequent to May 19, 2000. As of September 30, 2000, the outstanding balance of the note receivable was approximately $14,000. Engage IT is currently delinquent on the September and October 2000 note payments.


5.  Equity Transactions

    On August 13, 2000, the Company issued 942,141 shares of common stock for conversion of all of the 1,926 outstanding shares of the Company's Series E Convertible Redeemable Preferred Stock, with a liquidation preference of $1,000 per share, and approximately $14,000 of accrued but unpaid dividends on the Series E preferred stock. The conversion was based on a rate of approximately $2.06 per common share, which represented the average of the bid and asked prices of the common stock for the thirty days preceding August 13, 2000.

    Options to purchase a total of 112,750 shares of the Company's common stock, exercisable at an average exercise price of $1.99 per share, were awarded under the Company's 2000 Stock Plan during the three months ended September 30, 2000. The exercise prices of the options were equal to the market prices at the dates of grant and range from $1.91 per share to $2.25 per share. Options to purchase a total of 82,750 shares will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date and the right to exercise options to purchase shares expires seven years from the grant date or earlier if the option holder ceases to be employed by the Company or a subsidiary. Of the remaining options granted, 10,000 vested immediately upon issuance, 10,000 will vest May 15, 2001 and 10,000 will vest September 1, 2001. All of the options awarded remained outstanding at September 30, 2000.

    During the three months ended September 30, 2000, vested options to purchase 1,640 shares and non-vested options to purchase 23,260 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1998 Stock Plan to purchase 286,700 shares of common stock remain outstanding as of September 30, 2000.

    During the three months ended September 30, 2000, vested options to purchase 80 shares and non-vested options to purchase 10,240 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 255,830 shares of common stock remain outstanding as of September 30, 2000.

    During the three months ended September 30, 2000, vested options to purchase 150 shares and non-vested options to purchase 5,100 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1996 Stock Plan to purchase 197,300 shares of common stock remain outstanding as of September 30, 2000.

6.  Revolving Credit Loan

    On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for two annual periods. The current expiration date of the revolving credit loan is September 30, 2001. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2000, maximum borrowing availability under the revolving credit loan was approximately $1,806,000. The outstanding balance as of September 30, 2000 was $1,565,000. Loans made under the revolving credit loan bear interest at the bank's prime interest rate plus one percent. As of September 30, 2000, the rate of interest on the revolving credit loan was 10.50%.

    The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The revolving credit loan also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the fiscal quarter ended September 30, 2000, which the Company would not have otherwise met. The waiver has also been extended for the fiscal quarter ended December 31, 2000. The Company is in compliance with all other covenants as of September 30, 2000.

7.  Industry Segment Information

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

    Revenue

    Information on revenue derived from external customers is as follows:

                                                                 Revenue from External Customers
                                                ------------------------------------------------------------------
                                                      Three             Three            Nine            Nine
                                                      Months            Months          Months          Months
                                                       Ended            Ended           Ended            Ended
                                                     September        September        September       September
(Dollars in thousands)                               30, 1999         30, 2000         30, 1999         30, 2000
                                               --------------------------------------------------------------------
Solution Area Services:
Information Technology Infrastructure                    $1,047            $  978         $ 3,180          $ 2,617
Business Operations                                       2,649             1,570           9,452            5,532
Knowledge Management                                        181               183             386              877
Electronic Business                                          48               236              78              788
Interactive Media:
    Interactive Media Consulting                            256               298             720              802
    Interactive Media Systems Integration                   883               979           1,457            3,329
    Digital Imaging Systems Integration                     234               176           1,135            1,691
                                              --------------------------------------------------------------------
Total Solution Area Services                             $5,298            $4,420         $16,408          $15,636

Ancillary Services & Product Sales:
Interactive Television Transactional Revenue
 & Management Fees                                       $  427            $   88         $ 1,453          $   346
Digital Imaging Product Sales                               269               190             494              818
Information System Product Sales                             45                36             294              403
Other Services                                               79                39             231              217
                                              --------------------------------------------------------------------
Total Ancillary Services & Product Sales                 $  820            $  353         $ 2,472          $ 1,784
                                              --------------------------------------------------------------------


Consolidated Revenue from External Customers
                                                         $6,118            $4,773         $18,880          $17,420
                                              ====================================================================

    Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down solution area consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

                                                                   Revenue from Related Entities
                                                --------------------------------------------------------------------
                                                         Three          Three               Nine            Nine
                                                         Months         Months             Months          Months
                                                         Ended          Ended               Ended           Ended
                                                       September      September           September       September
(Dollars in thousands)                                 30, 1999        30, 2000           30, 1999         30, 2000
                                              ----------------------------------------------------------------------
Solution Area Services                                      $ 69               $35             $214             $178
Ancillary Services & Product Sales                            49                 3              203              109
                                              ----------------------------------------------------------------------

Total Revenue from Related Entities in Other
 Segments                                                   $118               $38             $417             $287
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

                                                                            Gross Profit
                                                --------------------------------------------------------------------
                                                        Three              Three            Nine             Nine
                                                        Months            Months          Months            Months
                                                         Ended             Ended           Ended            Ended
                                                       September          September       September       September
(Dollars in thousands)                                 30, 1999           30, 2000        30, 1999         30, 2000
                                              ----------------------------------------------------------------------
Solutions Area Services:
Information Technology Infrastructure                    $  492             $  604          $1,439            $1,502
Business Operations                                         743                420           2,746             1,528
Knowledge Management                                         70                 73             154               372
Electronic Business                                          25                104              40               386
Interactive Media:
    Interactive Media Consulting                            150                200             407               504
    Interactive Media Systems Integration                   410                255             505             1,328
    Digital Imaging Systems Integration                      47                 45             242               348
                                              ----------------------------------------------------------------------
Total Solution Area Services                             $1,937             $1,701          $5,533            $5,968

Ancillary Services & Product Sales:
Interactive Television Transactional Revenue
 & Management Fees                                       $  349             $   58          $1,234            $  234
Digital Imaging Product Sales                                35                 27              67               115
Information System Product Sales                              5                  5              46               105
Other Services                                              (13)                37             (54)              205
                                              ----------------------------------------------------------------------
Total Ancillary Services & Product Sales                 $  376             $  127          $1,293            $  659
                                              ----------------------------------------------------------------------

Consolidated Gross Profit                                $2,313             $1,828          $6,826            $6,627
                                              ======================================================================

   Assets

   Information on total assets attributable to segments is as follows:

                                                                                  Total Assets
(Dollars in thousands)                                                   ------------------------------
As of September 30                                                              1999             2000
                                                                         ------------------------------
Solution Area Services:
    Information Technology Infrastructure                                      $ 7,306          $ 6,557
    Business Operations                                                         11,423            9,995
    Knowledge Management                                                           122              254
    Electronic Business                                                            242              481
    Interactive Media:
        Interactive Media Consulting                                               237              231
        Interactive Media Systems Integration                                    1,077              920
        Digital Imaging Systems Integration                                        770            1,001
                                                                     ----------------------------------
Total Solution Area Services                                                   $21,177          $19,439

Ancillary Services & Product Sales:
    Interactive Television Transactional Revenue & Management Fees             $   813          $   284
    Digital Imaging Product Sales                                                  381              564
    Information System Product Sales                                                65               76
    Other Services                                                                 126              146
                                                                     ----------------------------------
Total Ancillary Services & Product Sales                                       $ 1,385          $ 1,070

Corporate                                                                        2,622            1,168
                                                                     ----------------------------------

Consolidated Total Assets                                                      $25,184          $21,677
                                                                     ==================================

Report of Independent Public Accountants


To the Shareholders of Allin Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of September 30, 2000, the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Allin Corporation and subsidiaries as of December 31, 1999 (not presented herein) and, in our report dated March 8, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
October 25, 2000

Item 2.



                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and nine-month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as the information discussed herein under "Special Note on Forward Looking Statements". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

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

Overview of Organization, Products & Markets

     Allin Corporation is a solutions-oriented information technology consulting company that teams with businesses to help them transform the promise of the internet into practical business realities through five interrelated solution areas: Information Technology Infrastructure, Business Operations, Knowledge Management, Electronic Business and Interactive Media. The Company offers Microsoft-focused technology consulting, application development and systems integration services specializing in Windows NT-based and Windows 2000-based software. The Company maintains a customer-oriented focus in its marketing strategy and operations. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. In 1998, 1999 and 2000, the Company was a Pittsburgh Technology 50 award recipient in recognition of its high rate of revenue growth among technology-based businesses in the Pittsburgh region.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of September 30, 2000, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. The Company utilizes the trade-names Allin Consulting, Allin Interactive, and Allin Digital Imaging in its operations. The Company is headquartered in Pittsburgh, Pennsylvania and operates additional offices in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida.

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

     The Company's target market is emerging small- and medium-sized businesses seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from $250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes customers of this size are more likely to utilize Microsoft-oriented information technology than larger organizations and that they typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. A major marketing initiative for 2000 is building awareness among businesses in the Company's target market that the Company is an organization focused on the realities of the Internet and Internet-based business solutions. The Information Technology Infrastructure, Business Operations, Knowledge Management and Electronic Business Solution Areas target horizontal markets, meaning businesses across a broad spectrum of industries. Interactive Media targets certain vertical markets where the Company believes industry conditions are conducive to acceptance of the Company's services, including the cruise, healthcare, education and professional photography markets. Solution area services comprise the substantial majority of the Company's current activities, are most closely associated with its strategic focus and have a commonality of purpose in meeting the core strategic objectives of the Company.

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

     Management views services delivered through the managed or co-managed methods as being solutions-oriented services because the Company is fully or partially responsible for development and implementation of technology-based solutions to customers' business problems. Services delivered under the managed or co-managed methods are viewed as the most consistent with the Company's overall marketing strategy and business objectives. References in this report to solutions-oriented services mean services delivered through the managed or co-managed methods. Currently, virtually all of the services of the Knowledge Management, Electronic Business and Interactive Media Solution Areas and a substantial majority of the services of the Information Technology Infrastructure Solutions Area are solutions-oriented services because they are delivered on the managed or co-managed methods. The substantial majority of current services performed by the Business Operations Solutions Area are delivered on the staffing method. The Company's long-term marketing strategy will seek development of additional solutions-oriented business in all solutions areas. During the first half of 2000, the Knowledge Management, Electronic Business and Interactive Media solutions-oriented services received the strongest marketing efforts because the Company's management believed they offered the best short-term growth prospects and due to management's desire to broaden the Company's service offerings. During the second half of 2000, Information Technology Infrastructure solutions-oriented services are receiving strong marketing emphasis as well as Knowledge Management, Electronic Business and Interactive Media due to management's belief that market adoption of Microsoft Corporation's ("Microsoft") Windows 2000 and Exchange 2000 products will generate increased demand for Information Technology Infrastructure services.

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

     The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft. Both of the Company's Allin Consulting subsidiaries are certified as Microsoft Solutions Provider Partners. Allin Consulting is also a member of Microsoft's Infrastructure and Knowledge Management Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shapes Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has also positioned it to quickly develop solutions expertise in new Microsoft technologies such as Windows 2000. The Company intends to continue its specialization in Microsoft-based technology products.

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

     The Interactive Media Solution Area also provides comprehensive systems integration services in digital imaging technology to the professional photography industry. The Company believes that the Internet will be a driving force accelerating a market trend in the professional photography industry toward digital imaging. The Company believes that its Interactive Media Solution Area is on the forefront of developing Internet-based business-to-business and business-to-consumer E-commerce solutions for the professional photography industry. The Company's Portraits Online proprietary Internet-based portrait viewing and selling system allows photography customers to view and order their portraits online at the studio following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the studio's Portraits Online Internet site. There can be no assurance, however, that competing or superior digital imaging products or systems will not emerge which may adversely impact the Company. The Company's management believes the brand name "Allin Digital" utilized for its digital imaging systems integration services has become recognized within the professional photography industry as associated with high levels of technological expertise and customer service. The Interactive Media Solutions Area's marketing strategy for digital imaging services is consequently shifting to more closely focus on high value-added integration projects including Portraits Online technology. Management believes the strategic shift allows the prospect of improved margin on digital imaging services, although there can be no assurance that such improved margin will be realized, or that market forces within the professional photography industry will generate sufficient demand for high value-added services to support profitable operations.

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

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenue

     The Company's total revenue for the three months ended September 30, 2000 was $4,773,000, a decrease from total revenue of $6,118,000 for the three months ended September 30, 1999. The decrease of $1,345,000, or 21%, is attributable primarily to a decrease in revenue for the Business Operations Solution Area of $1,079,000 during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 due to an industry-wide decline in the demand for staffing-based services and the Company's strategic shift to emphasizing the development of solutions-oriented services. Ancillary Services & Product Sales also experienced a significant decline in revenue of $467,000 during the third quarter of 2000 as compared to the third quarter of 1999, primarily due to a decrease in transactional revenue and management fees realized from operation of interactive television systems. Significant revenue increases of $268,000 were realized collectively between the Company's Electronic Business and Interactive Media Solution Areas, which offset a portion of the declines in revenue for the Business Operations Solution Area and Ancillary Services & Product Sales. The Company's management believes that the third quarter 2000 revenue is consistent with the Company's strategic emphasis on promoting solutions-oriented services. The substantial majority of Information Technology Infrastructure, Knowledge Management, Electronic Business and Interactive Media Solution Area services are performed on the managed or co-managed delivery methods which are most consistent with the Company's strategic objectives. Revenue for these solution areas increased by $201,000 during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

     The Company's solution areas recognized revenue, after elimination of intercompany sales, of $4,420,000 during the three months ended September 30, 2000, including $978,000 for Information Technology Infrastructure, $1,570,000 for Business Operations, $183,000 for Knowledge Management, $236,000 for Electronic Business and $1,453,000 in Interactive Media. Comparable solution area revenue for the three months ended September 30, 1999 was $5,298,000 in total, including $1,047,000 from Information Technology Infrastructure, $2,649,000 from Business Operations, $181,000 from Knowledge Management $48,000 from Electronic Business and $1,373,000 from Interactive Media.

     Information Technology Infrastructure revenue decreased $69,000, or 7%, in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Since mid-1999, the Company has strategically reoriented its solutions-oriented consulting offerings from primarily Information Technology Infrastructure to a broader array of services. The sales staff most strongly emphasized development of Knowledge

Management, Electronic Business and Interactive Media revenue during most of this period in order to broaden the Company's revenue base. The Company's management believes the introduction of Microsoft's Windows 2000 and Exchange 2000 products have generated recent growth in Information Technology Infrastructure revenue resulting in third quarter 2000 revenue approaching the third quarter 1999 level. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, revenue in the Information Technology Infrastructure Solution Area in the future.

     The substantial decrease in Business Operations revenue of $1,079,000, or 41%, in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is attributable to significant declines experienced due to industry trends during 1999 and 2000 resulting in a decline in the demand for staffing-based services and from the Company's strategic shift to emphasizing the development of solutions-oriented operations under the managed or co-managed delivery methods. The majority of Business Operations consulting has historically been delivered through the staffing model including most of Business Operations' mainframe computer services and specialized banking industry consulting services. The Company's shift in strategy toward solutions-oriented services has also increased the emphasis placed by the sales staff on revenue development in other solution areas.

     The Knowledge Management Solution Area experienced an increase in revenue of $2,000, or 1%, in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Management believes the performance of this solution area since initiation of operations in 1999 confirms that a market exists for solutions based on key knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow. Management believes the business opportunities obtained to date for Knowledge Management services have been consistent with the Company's solutions-oriented strategy. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, Knowledge Management revenue in the future.

     The Electronic Business Solution Area recorded a revenue increase of $188,000, or 392% for the three months ended September 30, 2000 as compared with the three months ended September 30, 1999. As was discussed in the Industry Overview - Technology Consulting Services section in Part 1 - Business of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Internet is viewed by industry analysts as the next significant wave of technological and business innovation, with Internet-related business activity expected to grow significantly over the early years of the 2000's. Internet-based technology consulting is also expected to share in the rapid growth. The Company's management believes that the compelling market forces represent an opportunity for growth in Electronic Business and that the revenue realized in third quarter of 2000 as compared to the third quarter of 1999 supports this assessment. The Company is committed to further development of this solution area in 2000 and 2001 with additional technical and sales resources. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its Electronic Business Solution Area in the future.

     Interactive Media Solution Area revenue totaled $1,453,000 for the three months ended September 30, 2000, including $298,000 for interactive media consulting, $979,000 for interactive media systems integration and $176,000 for digital imaging systems integration. Comparable Interactive Media revenue for the three months ended September 30, 1999 was $1,373,000 in total, including $256,000 for interactive media consulting, $883,000 for interactive media systems integration, and $234,000 for digital imaging systems integration. The increase in revenue for this solution area was 6% comparing the third quarter of 2000 to the third quarter of 1999.

     Revenue for Interactive Media consulting services increased by $42,000, or 16%, comparing the third quarter of 2000 to the third quarter of 1999. Services provided include application design and development for business-to-consumer E-business platforms. The Company's management believes the growth of interactive media technology in the markets targeted by the Interactive Media Solution Area and the Company's extensive experience with interactive technology continue to offer the opportunity for revenue growth. There can be no assurance, however, that the Company's Interactive Media Solution Area will realize consulting revenue equal to or greater than current levels in the future.

     Revenue for Interactive Media systems integration services increased by $96,000, or 11%, in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The most significant source of revenue during the third quarter of 2000 was the interactive television system being installed on the Royal Caribbean Cruise Lines, Ltd. ("Royal Caribbean") ship Explorer of the Seas.

     Digital imaging systems integration revenue decreased by $58,000, or 25%, in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As was noted in the Overview of Organization, Products & Markets, the Interactive Media Solutions Area initiated a shift in marketing strategy for digital imaging services in the third quarter of 2000 to more closely focus on high value-added integration projects including Portraits Online technology. Management believes the strategic shift allows the prospect of improved margin on digital imaging services in the future, although there can be no assurance that such improved margin will be realized, or that market forces within the professional photography industry will generate sufficient demand for high value-added services to support profitable operations
Management believes, however, that the effort devoted to developing and implementing the strategy changes adversely impacted revenue production in the third quarter of 2000.

     The Company recognized revenue for ancillary services and product sales of $353,000 during the three months ended September 30, 2000, including $88,000 for interactive television transactional revenue, $190,000 for digital imaging product sales, $36,000 for information system product sales and $39,000 for other services. Ancillary services and product sales revenue of $820,000 was recognized during the three months ended September 30, 1999, including $427,000 for interactive television transactional revenue & management fees, $269,000 for digital imaging product sales, $45,000 for information system product sales and $79,000 for other services.

     Interactive television transactional revenue & management fees decreased by $339,000, or 79%, in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The revenue decrease is attributable to the Company's transition from an owner-operator model for interactive television systems to a systems integration and consulting services model. During the third quarter of 1999, the Company earned transactional revenue and management fees from seven shipboard interactive television systems for a portion or all of the quarter. During the third quarter of 2000, transactional revenue was earned from only two systems. Management fees were not earned during 2000 on the systems remaining in operation. The Company believes the transactional revenue realized from these remaining systems justifies their continued operation. Digital imaging product sales decreased by $79,000, or 29%, in the third quarter of 2000 as compared to the third quarter of 1999. The Company is de-emphasizing isolated sales of digital imaging products as a part of the strategic changes in its digital imaging operations. Information system product sale revenue decreased by $9,000 in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Revenue from other services decreased by $40,000 in the third quarter of 2000 as compared to the third quarter of 1999. Revenue from the latter two segments was insignificant in both periods.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $2,945,000 during the three months ended September 30, 2000 as compared to $3,805,000 during the three months ended September 30, 1999. The decrease in cost of sales of $860,000 resulted primarily from a $756,000 decrease in cost of sales for the Company's Business Operations Solution Area, which was attributable to the substantial revenue decrease in this solution area comparing the third quarter of 2000 to the third quarter of 1999. Gross profit of $1,828,000 was recognized for the three months ended September 30, 2000 as compared to $2,313,000 for the three months ended September 30, 1999, a decrease of $485,000, or 21%.

     The Company's solution areas recorded a total of $2,719,000 for cost of sales during the three months ended September 30, 2000, including $374,000 for Information Technology Infrastructure, $1,150,000 for Business Operations, $110,000 for Knowledge Management, $132,000 for Electronic Business and $953,000 for Interactive Media. Comparable cost of sales for the three months ended September 30, 1999 was $3,361,000 in total, including $555,000 for Information Technology Infrastructure, $1,906,000 for Business Operations, $111,000 for Knowledge Management, $23,000 for Electronic Business and $766,000 for Interactive Media. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, including growth in the solutions-oriented consulting and systems integration services provided by the Electronic Business and Interactive Media Solution Areas and the decline in Business Operations services provided on a staffing delivery method. Gross profit for the Company's solution areas for the three months ended September 30, 2000 was $1,701,000, including $604,000 for Information Technology Infrastructure, $420,000 for Business Operations, $73,000 for Knowledge Management, $104,000 for Electronic Business and $500,000 for Interactive Media. Comparable gross profit for the three months ended September 30, 1999 was $1,937,000 in total, including $492,000 for Information Technology Infrastructure, $743,000 for Business Operations, $70,000 for Knowledge Management, $25,000 for Electronic Business and $607,000 for Interactive Media. The primary factor in the decrease in solution area gross profit of $236,000 in the third quarter of 2000 as compared to the third quarter of 1999 was the substantial decline in gross profit of $323,000 from Business Operations consulting. The gross profit generated by the other solution areas increased by $87,000 comparing the third quarter of 2000 to the third quarter of 1999. The solution areas' collective improvement in gross profit as a percentage of revenue was approximately 2% period to period which partially mitigated the decline in revenue.

     Information Technology Infrastructure gross profit increased $112,000 in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The Company experienced a 23% increase in gross profit in the third quarter of 2000 as compared to the third quarter of 1999 despite a 7% revenue decline. The increase in gross profit as a percentage of revenue was realized through growth in high-margin solutions-oriented projects, in part attributable to growth in demand for services related to the introduction of Microsoft's Windows 2000 and Exchange 2000 products.

     The Business Operations Solution Area experienced a decrease in gross profit of $323,000 in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The Company attributes the decline to lessened demand for mainframe-oriented technology services and the Company's specialized bank consulting services consistent with an overall industry trend away from technology consulting services provided on a staffing model. The Company is also emphasizing other solutions-oriented services more strongly in its sales and marketing efforts.

     The Knowledge Management Solution Area realized a gross profit increase of $3,000 in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase represents an increase in gross profit as a percentage of revenue of 1% on comparable period-to-period revenue levels.

     The Electronic Business Solution Area realized an increase in gross profit of $79,000, or 316%, in the third quarter of 2000 as compared to the third quarter of 1999. The Company has added technical and sales resources to this solution area in 2000 because of management's belief that there will be substantial market-driven growth in the demand for Internet-based technology services in the early years of the 2000's. Management believes that the third quarter 2000 results indicate the continued progress of the Electronic Business Solution Area toward becoming a significant source of high-margin growth for the Company. There can be no assurance, however, that the Company will be able to realize continued growth in revenue or gross profit from its Electronic Business Solution Area services.

     Cost of sales for the Interactive Media Solution Area was $953,000 in total for the three months ended September 30, 2000, including $98,000 for interactive media consulting, $724,000 for interactive media systems integration and $131,000 for digital imaging systems integration. Interactive Media cost of sales for the three months ended September 30, 1999 was $766,000 in total, including $106,000 for interactive media consulting, $473,000 for interactive media systems integration and $187,000 for digital imaging systems integration. Interactive Media Solution Area gross profit was $500,000 for the three months ended September 30, 2000, including $200,000 for interactive media consulting, $255,000 for interactive media systems integration and $45,000 for digital imaging systems integration. Interactive Media gross profit was $607,000 for the three months ended September 30, 1999, including $150,000 for interactive media consulting, $410,000 for interactive media systems integration and $47,000 for digital imaging systems integration. The decrease in gross profit is attributable to the inclusion in the third quarter of 1999 of a portion of the gross profit of approximately $248,000 resulting from the sale of four interactive television systems to Celebrity Cruises, Inc. ("Celebrity"). These systems had previously been owned and operated by Allin Interactive since the installation of the systems at various times from 1995 to 1997. Consequently, the equipment had been substantially depreciated during the period of Allin Interactive's ownership, resulting in an unusually low system cost upon sale.

     Cost of sales for the Company's ancillary services and product sales was $226,000 for the three months ended September 30, 2000, including $30,000 for pay-per-view movies associated with interactive television transactional revenue, $163,000 for digital imaging product sales, $31,000 for information system product sales and $2,000 for other services. Cost of sales for ancillary services and product sales was $444,000 for the three months ended September 30, 1999, including $78,000 for pay-per-view movies, $234,000 for digital imaging product sales, $40,000 for information system product sales and $92,000 for other services. Gross profit on ancillary services and product sales was $127,000 for the three months ended September 30, 2000, including $58,000 for interactive television transactional revenue, $27,000 for digital imaging product sales, $5,000 for information system product sales and $37,000 for other services. Gross profit for ancillary services and product sales was $376,000 for the three months ended September 30, 1999, including $349,000 for interactive television transactional revenue and management fees, $35,000 for digital imaging product sales, $5,000 for information system product sales and a gross loss of $13,000 for other services. The decline in gross profit of $291,000 on interactive television transactional revenue and management fees was primarily attributable to the reduction in the number of operating ship systems from seven to two.

Selling, General & Administrative Expenses

     The Company recorded $3,001,000 in selling, general & administrative expenses during the three months ended September 30, 2000 as compared to $2,771,000 during the three months ended September 30, 1999, an increase of $230,000, or 8%. Several factors contributed to the increase in selling, general and administrative expenses. Since mid-1999, the Company has invested significantly in sales and delivery resources for its solutions-oriented operations, which has improved the Company's operational, managerial and marketing capabilities. The investments have also resulted in increased compensation expense in the third quarter of 2000 as compared to the third quarter of 1999. Another contributing factor to the selling, general & administrative expense increase is higher recruitment costs in 2000. The increasing proportion of solutions-oriented consulting services in the Company's operations has required a greater need for operational personnel with superior technical knowledge and capabilities, with a resultant increase in recruiting costs for the Company. The Company plans to continue investments in those segments of its business that management believes are most closely aligned with the Company's strategic objectives.

     During the third quarter of 2000, the Company recorded an accrual of approximately $24,000 for severance costs associated with a sales and managerial executive associated with the staffing services provided by the Company's Business Operations Solution Area . There was no comparable expense during the third quarter of 1999.

     Depreciation and amortization were $530,000 for the three months ended September 30, 2000 as compared to $730,000 for the three months ended September 30, 1999. The decline is due to the inclusion of depreciation expense during the third quarter of 1999 for four shipboard interactive television systems sold to Celebrity.

     Research and development expense included in selling, general & administrative expenses was $17,000 for the three months ended September 30, 2000 as compared to $27,000 for the three months ended September 30, 1999. Research and development activity during the third quarter of 2000 was carried out by the Interactive Media Solution Area and included continuing development of the Portraits Online Internet-based E-Commerce platform and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects.

Net Income or Loss

     For the three months ended September 30, 2000, the Company recorded a net loss of $1,220,000, as compared to a net loss of $523,000 for the three months ended September 30, 1999. The increased net loss resulted from both significant declines in revenue and gross profit in the third quarter of 2000 as compared to the third quarter of 1999 and an increase in selling, general & administrative expenses from period-to-period. The result was an overall profitability decline of $697,000, or 133%.

Results of Operations

Nine Months Ended September 30, 2000 Compared to nine Months Ended September 30, 1999

Revenue

     The Company's total revenue for the nine months ended September 30, 2000 was $17,420,000, as compared to total revenue of $18,880,000 for the nine months ended September 30, 1999, a decrease of $1,460,000, or 8%. The revenue decline included offsetting effects of substantial revenue increases or decreases for certain solution areas and other segments of the Company's operations. The Interactive Media Solution Area recorded a revenue increase of $2,510,000 during the first nine months of 2000 as compared to the first nine months of 1999 due to substantial revenue increases from sales of shipboard interactive television systems and digital photography systems integration projects. The Electronic Business and Knowledge Management Solution Areas collectively recorded a revenue increase of $1,201,000 in comparing the nine months ended September 30, 2000 to the nine months ended September 30, 1999. The Company's management believes these results are consistent with the Company's strategy to promote the development of solutions-oriented technology consulting services. The revenue increases realized by these solution areas were more than offset by declines in other solution areas and in ancillary services. The Business Operations Solution Area experienced a decline in revenue of $3,920,000 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2000 due to an industry-wide decline in the demand for staffing-based services and the Company's strategic shift to emphasize the development of solutions-oriented services. Information Technology Infrastructure also experienced a decline in revenue of $563,000 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. A substantial revenue decrease of $1,107,000 was also noted in comparing Interactive Television Transactional Revenue & Management Fees for the nine months ended September 30, 1999 to the nine months ended September 30, 2000 primarily due to a reduction in the number of operating ship systems.

     The Company's solution areas recognized revenue, after elimination of intercompany sales, of $15,636,000 during the nine months ended September 30, 2000, including $2,617,000 for Information Technology Infrastructure, $5,532,000 for Business Operations, $877,000 for Knowledge Management, $788,000 for Electronic Business and $5,822,000 in Interactive Media. Comparable solution area revenue for the nine months ended September 30, 1999 was $16,408,000 in total, including $3,180,000 from Information Technology Infrastructure, $9,452,000 from Business Operations, $386,000 from Knowledge Management, $78,000 from Electronic Business, and $3,312,000 from Interactive Media.

     Information Technology Infrastructure revenue decreased $563,000, or 18%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decline is attributable to several factors. Allin Consulting-California experienced a significant decline in its technical workforce of close to 10% during the second quarter of 2000 due to a client hiring several of Allin Consulting-California's consultants in violation of agreement terms. This loss in workforce reduced the Company's capacity for Information Technology Infrastructure engagements during the second quarter, when the majority of the decline was realized. Beginning in mid-1999, the Company has also strategically reoriented its solutions-oriented consulting offerings from primarily Information Technology Infrastructure to a broader array of services. The solutions-oriented sales staff emphasized development of Knowledge Management and Electronic Business revenue during this time in order to broaden the Company's revenue base. The Company's management believes market forces are offering opportunities for increased Information System Infrastructure sales in the future, including the introduction of Windows 2000 and Exchange 2000 and the need for companies to improve their technical infrastructure to support Internet-driven business capabilities. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, revenue in the Information Technology Infrastructure Solution Area in the future.

     The substantial decrease in Business Operations revenue of $3,920,000, or 41%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is attributable to significant declines experienced due to industry-wide declines in the demand for technology staffing services and from the Company's strategic shift to emphasizing the development of solutions-oriented operations under the managed or co-managed delivery methods. The majority of Business Operations consulting has historically been delivered through the staffing model including most of Business Operations' mainframe computer services and specialized banking industry consulting services. As was discussed in the Industry Overview - Technology Consulting Services section in Item 1 - Business of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Year 2000 problem negatively impacted demand for technology consulting services industry-wide throughout 1999. The largest declines in demand for technology consulting services were noted for technology staffing operations. Business Operations revenue has not recovered from this industry trend in 2000, as the level of demand for staffing services continued to be low. The Company's shift in strategy toward solutions-oriented services has also increased the emphasis placed by the sales staff on revenue development in other solution areas.

     The Knowledge Management Solution Area experienced an increase in revenue of $491,000, or 127%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The second quarter of 1999 was the initial period of operations for the Knowledge Management Solution Area, so 1999 revenue included six months' activity as compared to nine months' activity during 2000. Management believes the performance of this solution area in its operations to date confirms that a market exists for solutions based on key knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow. Management believes the business opportunities obtained to date for Knowledge Management services have been consistent with the Company's solutions-oriented strategy and have contributed to the increase in solutions-oriented revenue realized in the first nine months of 2000 as compared to the first nine months of 1999. There can be no assurance, however, that the Company will realize increases in, or maintain current levels of, Knowledge Management revenue in the future.

     The Electronic Business Solution Area recorded a revenue increase of $710,000, or 910%, for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999. The Company's management believes that growth of Internet-related business activity is creating compelling market forces driving an opportunity for growth in the types of Internet-based technology consulting services offered by the Electronic Business Solution Area. The Company is committed to further development of this solution area during the remainder of 2000 and 2001 with additional technical and marketing resources. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its Electronic Business Solution Area in the future.

     Interactive Media Solution Area revenue totaled $5,822,000 for the nine months ended September 30, 2000, including $802,000 for interactive media consulting, $3,329,000 for interactive media systems integration and $1,691,000 for digital imaging systems integration. Comparable Interactive Media revenue for the nine months ended September 30, 1999 was $3,312,000 in total, including $720,000 for interactive media consulting, $1,457,000 for interactive media systems integration, and $1,135,000 for digital imaging systems integration. The increase in revenue was 76% for this solution area comparing the first nine months of 2000 to the first nine months of 1999.

     Revenue for Interactive Media consulting services increased by $82,000, or 11%, comparing the first nine months of 2000 to the first nine months of 1999. Services provided include application design and development for business-to-consumer E-business platforms. The majority of the consulting revenue derived in the first nine months of 1999 related to application development for the interactive television system for the Royal Caribbean ship Voyager of the Seas. This was the first system developed for this cruise line utilizing the On Command hardware platform, which resulted in a sizeable engagement for applications development. Revenue recorded in the first nine months of 2000 has come from a more diverse base of projects including development of cruise and healthcare industry interactive media applications and from maintenance and support for previously installed interactive systems. The Company's management believes the growth of interactive media technology in the markets targeted by the Interactive Media Solution Area and the Company's extensive experience with interactive technology continue to offer the opportunity for revenue growth. There can be no assurance, however, that the Company's Interactive Media Solution Area will realize consulting revenue equal to or greater than current levels in the future.

     Revenue for Interactive Media systems integration services increased by $1,872,000, or 128%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. A substantial portion of the increase in revenue in the first nine months of 2000 was the result of revenue recognition from the 1999 sale of four shipboard interactive television systems to Celebrity. The Celebrity ship systems had been installed from 1995 to 1997 on an owner-operator model followed by the Company at that time. Revenue from the Celebrity system sales was recognized over the minimum period of a related maintenance obligation for the systems, which began upon the system sales in August and September 1999 and ended March 17, 2000. The revenue increase is also attributable to the inclusion of interactive media systems integration projects for healthcare and educational institutions in the first nine months of 2000. There were no comparable projects in these targeted industries in the first nine months of 1999.

     Digital imaging systems integration revenue increased by $556,000, or 49%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The Company's management believes the increase in revenue resulted from the efforts of a larger internal sales force and greater industry recognition of the Company's services as a result of advertising and trade show presentations, which the Company's management believes are creating brand awareness for Allin Digital in the portrait photography industry. The Company revised its marketing strategy for digital imaging systems integration services during the third quarter of 2000 to more closely focus on high value-added projects including business-to-business and business-to-consumer E-commerce solutions.

     The Company recognized revenue for ancillary services and product sales of $1,784,000 during the nine months ended September 30, 2000, including $346,000 for interactive television transactional revenue, $818,000 for digital imaging product sales, $403,000 for information system product sales and $217,000 for other services. Ancillary services and product sales revenue of $2,472,000 was recognized during the nine months ended September 30, 1999, including $1,453,000 for interactive television transactional revenue & management fees, $494,000 for digital imaging product sales, $294,000 for information system product sales and $231,000 for other services.

     Interactive television transactional revenue decreased by $1,107,000, or 76%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The revenue decrease is attributable to the Company's transition from an owner-operator model for interactive television systems to a systems integration and consulting services model. The Company began 1999 operating interactive television systems on eight ships and ended the year operating two of the systems. Management fees were not earned during 2000 on the systems remaining in operation. The Company believes the transactional revenue realized from these remaining systems justifies their continued operation. Digital imaging product sales increased by $324,000, or 66%, in the first nine months of 2000 as compared to the first nine months of 1999. The Company derives the majority of this revenue from the sale of consumable products and equipment utilized in the digital photography process to customers for which the Company had previously installed a digital imaging system. The increase in revenue in the 2000 period resulted from a substantially larger base of customers with installed systems than had been present in the 1999 period. Revenue increases for this segment may not continue to be realized, however, as isolated sales of digital imaging products are being de-emphasized under the new marketing strategy for the professional photography vertical market.
Information system product sale revenue increased by $109,000, or 37%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The most significant factor contributing to the increase was the inclusion of approximately four months' operating activity in 2000 for the Company's Erie Computer operations, prior to the sale of assets related to these operations in May 2000. A substantial portion of Erie Computer's revenue was derived from information system product sales. Revenue from other services decreased by $14,000 in the first nine months of 2000 as compared to the first nine months of 1999.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $10,793,000 during the nine months ended September 30, 2000 as compared to $12,054,000 during the nine months ended September 30, 1999. The decrease in cost of sales of $1,261,000, or 10%, resulted from a combination of significant increases or decreases among the Company's solution areas. The rate of decrease in cost of sales of 10% exceeded the rate of decrease in revenue, which was 8%. The Company's management attributes this to the strategic shift in emphasis from lower-margin services based on a staffing delivery model to higher-margin solutions-oriented services. Gross profit of $6,627,000 was recognized for the nine months ended September 30, 2000 as compared to $6,826,000 for the nine months ended September 30, 1999, a decrease of $199,000, or 3%.

     The Company's solution areas recorded a total of $9,668,000 for cost of sales during the nine months ended September 30, 2000, including $1,115,000 for Information Technology Infrastructure, $4,004,000 for Business Operations, $505,000 for Knowledge Management, $402,000 for Electronic Business and $3,642,000 for Interactive Media. Comparable cost of sales for the nine months ended September 30, 1999 was $10,875,000 in total, including $1,741,000 for Information Technology Infrastructure, $6,706,000 for Business Operations, $232,000 for

Knowledge Management, $38,000 for Electronic Business and $2,158,000 for Interactive Media. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, including growth in the solutions-oriented consulting and systems integration services provided by the Knowledge Management, Electronic Business and Interactive Media Solution Areas, the decline in Business Operations services provided on a staffing delivery method and the decline in Information Technology Infrastructure consulting due to a loss in workforce capacity and broadening of marketing focus. Gross profit for the Company's solution areas for the nine months ended September 30, 2000 was $5,968,000, including $1,502,000 for Information Technology Infrastructure, $1,528,000 for Business Operations, $372,000 for Knowledge Management, $386,000 for Electronic Business and $2,180,000 for Interactive Media. Comparable gross profit for the nine months ended September 30, 1999 was $5,533,000 in total, including $1,439,000 for Information Technology Infrastructure, $2,746,000 for Business Operations, $154,000 for Knowledge Management, $40,000 for Electronic Business and $1,154,000 for Interactive Media. The primary factor in the increase in solution area gross profit of $435,000 in the first nine months of 2000 as compared to the first nine months of 1999 was the strategic transition toward higher-margin solutions-oriented services. The Company experienced substantial growth in revenue from solutions-oriented services provided by the Knowledge Management, Electronic Business and Interactive Media solution areas, which replaced substantial lost revenue in staffing-oriented services provided by the Business Operations Solutions Area. The net result of the transition was an 8% increase in solution area gross profit for the first nine months of 2000 as compared to the first nine months of 1999 despite a 5% decrease in solution area revenue.

     Information Technology Infrastructure gross profit increased $63,000 in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The Company experienced a 4% increase in gross profit in the first nine months of 2000 as compared to the first nine months of 1999 despite an 18% revenue decline. The increase in gross profit as a percentage of revenue was realized through growth in high-margin solutions-oriented projects for the Company's Pittsburgh operations and through growth in demand for services related to the introduction of Microsoft's Windows 2000 and Exchange 2000 products.

     The Business Operations Solution Area experienced a decrease in gross profit of $1,218,000 in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The Company attributes the decline to lessened demand for mainframe-oriented technology services and the Company's specialized bank consulting services consistent with an overall industry trend away from technology consulting services provided on a staffing model. The Company is also emphasizing other solutions-oriented services more strongly in its sales and marketing efforts.

     The Knowledge Management Solution Area realized a gross profit increase of $218,000, or 142%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Knowledge Management operations were initiated by the Company in the second quarter of 1999, so the gross profit for 2000 represents nine months' activity as compared to six months' activity for 1999. Knowledge Management services are being actively marketed by the Company consistent with the Company's strategy of developing solutions-oriented consulting services. The Company's Management believes the growth in gross profit is a result of the marketing effort for solutions-oriented services, although there can be no assurance that increases in gross profit will continue to be realized for the Knowledge Management Solution Area.

     The Electronic Business Solution Area realized an increase in gross profit of $346,000, or 865%, for the first nine months of 2000 as compared to the first nine months of 1999. The Company has added technical and marketing resources to this solution area in 2000 because of management's belief that there will be substantial market-driven growth in the demand for Internet-based technology services in the early years of the 2000's. Management believes that the 2000 results to date indicate the continued progress of the Electronic Business Solution Area toward becoming a significant source of high-margin growth for the Company. There can be no assurance, however, that the Company will be able to realize continued growth in revenue or gross profit from its Electronic Business Solution Area services.

     Cost of sales for the Interactive Media Solution Area was $3,642,000 in total for the nine months ended September 30, 2000, including $298,000 for interactive media consulting, $2,001,000 for interactive media systems integration and $1,343,000 for digital imaging systems integration. Interactive Media cost of sales for the nine months ended September 30, 1999 was $2,158,000 in total, including $313,000 for interactive media consulting, $952,000 for interactive media systems integration and $893,000 for digital imaging systems integration. Interactive

Media Solution Area gross profit was $2,180,000 for the nine months ended September 30, 2000, including $504,000 for interactive media consulting, $1,328,000 for interactive media systems integration and $348,000 for digital imaging systems integration. Interactive Media gross profit was $1,154,000 for the nine months ended September 30, 1999, including $407,000 for interactive media consulting, $505,000 for interactive media systems integration and $242,000 for digital imaging systems integration. The increase in gross profit is attributable to the inclusion of gross profit from two major shipboard and several smaller healthcare and education systems integration projects in 2000 as compared to one major shipboard project in 1999. Another factor contributing to the increase was a larger portion of the gross profit realized on the sale of the four previously installed shipboard interactive television systems to Celebrity recorded in the first nine months of 2000 than in the first nine months of 1999.

     Cost of sales for the Company's ancillary services and product sales was $1,125,000 for the nine months ended September 30, 2000, including $112,000 for pay-per-view movies associated with interactive television transactional revenue, $703,000 for digital imaging product sales, $298,000 for information system product sales and $12,000 for other services. Cost of sales for ancillary services and product sales was $1,179,000 for the nine months ended September 30, 1999, including $219,000 for pay-per-view movies, $427,000 for digital imaging product sales, $248,000 for information system product sales and $285,000 for other services. Gross profit on ancillary services and product sales was $659,000 for the nine months ended September 30, 2000, including $234,000 for interactive television transactional revenue, $115,000 for digital imaging product sales, $105,000 for information system product sales and $205,000 for other services. Gross profit for ancillary services and product sales was $1,293,000 for the nine months ended September 30, 1999, including $1,234,000 for interactive television transactional revenue and management fees, $67,000 for digital imaging product sales, $46,000 for information system product sales and a gross loss of $54,000 for other services. The decline in gross profit of $1,000,000 on interactive television transactional revenue and management fees was primarily attributable to the reduction in the number of operating ship systems from as high as eight during the nine months ended September 30, 1999 to two during the nine months ended September 30, 2000.

Selling, General & Administrative Expenses

     The Company recorded $8,732,000 in selling, general & administrative expenses during the nine months ended September 30, 2000 as compared to $8,955,000 during the nine months ended September 30, 1999, a decrease of $223,000, or 2%. Significant factors contributing to the decline in selling, general and administrative expenses were lower expenses related to the management and administration of the Company's staffing-oriented consulting services and interactive television transactional operations, lower depreciation and amortization and the inclusion of significant accruals for lease termination costs and a significant writedown of assets related to Allin Consulting-Pennsylvania's former office in Pittsburgh in the nine months ended September 30, 1999. Partially offsetting these factors which have resulted in lower selling, general & administrative expenses in 2000 has been the Company's continued investment in sales, marketing and delivery resources for its solutions-oriented operations. The Company plans to continue investments in those segments of its business that management believes are most closely aligned with the Company's strategic objectives.

     During the nine months ended September 30, 1999, the Company recorded a writedown of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office during this period. The assets written down were disposed of or were not utilized subsequent to the move. During the first nine months of 1999, the Company also recorded an accrual of approximately $116,000 for estimated lease termination costs for office space formerly occupied by Allin Consulting-Pennsylvania.

     During the nine months ended September 30, 2000, a severance accrual of approximately $104,000 was recorded as a result of the termination of services of three managerial and sales personnel associated with the staffing services provided by the Company's Business Operations Solution Area. During the nine months ended September 30, 1999, a severance accrual of approximately $208,000 was recorded due to the Company's termination of the employment contract for its then President.

     There were also several unusual items impacting selling, general & administrative expenses in the nine months ended September 30, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $69,000 was recorded on the sale of assets related to the operations of Erie Computer Company. Partially offsetting these losses and overall selling, general & administrative expenses was a gain of approximately $137,000 related to Allin Digital's sale of stock held in PhotoWave, Inc., a non-consolidated corporation.

     Depreciation and amortization were $1,607,000 for the nine months ended September 30, 2000 as compared to $1,977,000 for the nine months ended September 30, 1999. The decline is due to the inclusion of depreciation expense during the first nine months of 1999 for four shipboard interactive television systems sold to Celebrity in August and September 1999.

     Research and development expense included in selling, general & administrative expenses was $39,000 for the nine months ended September 30, 2000 as compared to $46,000 for the nine months ended September 30, 1999. Research and development activity during the first nine months of 2000 was carried out by the Interactive Media Solution Area and included continuing development of the Portraits Online(TM) Internet-based E-Commerce platform and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects.

Net Income or Loss

     For the nine months ended September 30, 2000, the Company recorded a net loss of $2,260,000, as compared to a net loss of $2,391,000 for the nine months ended September 30, 1999. An improvement in the Company's profitability of $131,000 was realized despite a $1,460,000 decline in revenue. The primary factor in the profitability improvement was the reduction in selling, general & administrative expenses of $223,000, as discussed above.

Liquidity and Capital Resources

  At September 30, 2000 the Company had cash and liquid cash equivalents of $1,443,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1999 was a decrease of $445,000. The net cash used during the nine months ended September 30, 2000 resulted primarily from the loss from operations and working capital adjustments, partially funded by increased borrowings on the Company's line of credit.

     The Company recognized a net loss for the nine months ended September 30, 2000 of $2,260,000. The Company recorded non-cash expenses of $1,772,000 for depreciation, amortization of software development costs and other intangible assets and cost of fixed assets sold, net of a $72,000 gain on sale of assets, resulting in a net cash use of $488,000 related to the income statement.
Working capital adjustments resulted in a net cash use of $429,000. Among the working capital adjustments resulting in the net cash use were decreases of $923,000 in deferred revenue related to revenue recognition for the Celebrity system sales, $415,000 in billings in excess of costs related to Interactive Media systems integration costs and $338,000 in accrued liabilities primarily due to payment of accrued interest on the a note payable related to the acquisition of Allin Consulting-California and an increase in inventory of $324,000. Working capital adjustments resulting in net cash provided included a reduction in accounts receivable of $901,000 and an increase in accounts payable of $607,000. The net result of the income statement activity and working capital adjustments was a net cash use of $917,000 related to operating activities.

     The net cash provided from financing activities of $666,000 during the nine months ended September 30, 2000 resulted from borrowings on the Company's line of credit, offset by payments for preferred stock dividends and capital lease obligations. The net cash used of $194,000 for investing activities during the nine months ended September 30, 2000 was for capital expenditures, net of proceeds from the sale of assets.

  The Company's common stock is listed on The Nasdaq Stock Market's ("Nasdaq") National Market (the "National Market"). Nasdaq requires that several criteria be met on an ongoing basis for continued designation of the Company's common stock as a National Market security, including maintenance of tangible net assets of at least $4,000,000. As of September 30, 2000, the Company had net tangible assets of approximately $3,183,000. The Company has had difficulty maintaining the Nasdaq net tangible asset requirement for two main reasons. The first is that the Company is a services business and as such does not maintain large amounts of fixed assets. Accordingly, the assets of the services businesses that the Company has acquired have been comprised mostly of goodwill, an intangible asset that does not count toward the net tangible asset calculation. The second reason is that the Company has been in transition to a solutions-oriented consulting model and continues to sustain net losses, which reduce the Company's net tangible asset base. The Company believes that it is currently in compliance with the National Market criteria other than the required level of net tangible assets.

  By November 2000, the Company must present to Nasdaq, and Nasdaq must accept, a plan for the Company to come into compliance with and maintain the level of net tangible assets required for continued designation of the common stock as a National Market security. On September 29, 2000, the Company accepted commitments from certain of its existing executive officers, directors and/or stockholders to purchase 125 shares of Series G Convertible Redeemable Preferred Stock and related Series G Warrants for $10,000 per share of Series G preferred stock, subject to the Company's obtaining stockholder approval of the issuance of the Series G preferred stock and warrants. Under the Nasdaq stockholder approval policy applicable to the Company, stockholder approval is required for certain plans or arrangements involving the issuance or potential issuance of shares of common stock which will have, upon issuance, voting power equal to or in excess of 20% of the voting power outstanding before such issuance or involving a number of shares equal to or in excess of 20% of the number of shares outstanding before such issuance. The potential issuance of shares of common stock underlying the Series G preferred stock and the related warrants would exceed 20% both of the voting power and the number of shares of common stock outstanding prior to the issuance of such securities. Therefore, the Company intends to seek stockholder approval of the issuance of the Series G preferred stock and related warrants. The Company will not issue any Series G preferred stock or related warrants that would exceed Nasdaq's 20% thresholds unless and until both issuances are approved by the holders of the common stock. The Company anticipates holding a Special Meeting of Stockholders during December 2000 or January 2001 to vote on approval of the issuance of the Series G preferred stock and related warrants.

     If stockholder approval is obtained, the Company expects to receive net proceeds of approximately $1,200,000 from the issuance of the Series G preferred stock and the related warrants. The issuance of the Series G preferred stock and related warrants, together with certain business prospects that may or may not be realized, constitute the Company's plan. The Company's management believes that it is in the Company's best interests to raise funds at this time through the issuance of the Series G preferred stock and related warrants to improve the Company's liquidity position and to facilitate the Company's ability to achieve and maintain the $4,000,000 level of net tangible assets required for continued inclusion of the common stock in The Nasdaq's National Market. Losing the designation as a National Market security would likely reduce the liquidity of the common stock and could limit the Company's ability to raise equity capital.

  Even if the stockholders approve the issuance of the Series G preferred stock and related warrants, there can be no assurance that Nasdaq will accept the Company's plan to come into compliance with the National Market criteria so that the common stock will continue to be designated as a National Market security. There can also be no assurance that the Company would be able to maintain compliance with Nasdaq's tangible net asset requirement on an ongoing basis thereafter should the Company's plan be accepted. In such events, the Company expects that it would pursue, but would not be guaranteed to obtain, designation of the common stock as a Nasdaq SmallCap security. Criteria for continued listing as a SmallCap security include issuer net tangible assets of at least $2,000,000.

  If issued, the holders of Series G preferred stock will be entitled to receive, when and as declared by the Company's Board of Directors, cumulative quarterly cash dividends at the rate of eight percent of the liquidation value thereof per annum. The dividend rate will increase to twelve percent of the liquidation value thereof on the fifth anniversary of the issuance date.

     On August 13, 2000, all of the then outstanding 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, and approximately $14,000 of accrued but unpaid dividends automatically converted into 942,141 shares of the Company's common stock. The number of shares of common stock issued was based upon the conversion terms of the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations, or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation. The rate of conversion was approximately $2.06 per share of common stock.

  On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in 1999 and 2000. The expiration date of the S&T Loan Agreement is September 30, 2001. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2000, maximum borrowing availability under the S&T Loan Agreement was approximately $1,806,000. The outstanding balance as of September 30, 2000 was $1,565,000.

  Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During 2000, the applicable interest rate ranged from 9.50% to 10.50%, which was in effect at September 30, 2000. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $63,000 in interest expense related to this revolving credit loan for the nine months ended September 30, 2000. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

  The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as
Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D and F preferred shares, or on Series G preferred shares upon issuance, or such distributions made from time to time to compensate the Company's shareholders for income taxes attributed to them with respect to the Company's financial performance. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the fiscal quarters ended June 30 and September 30, 2000, which covenant the Company would not have otherwise met.
S&T Bank has also extended the waiver for the fiscal quarter ended December 31,
2000.   The Company was in compliance with all other covenants as of September
30, 2000. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

  As of September 30, 2000, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. There is no mandatory redemption date for the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $967,000 as of September 30, 2000 and approximately $997,000 as of November 8, 2000. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     As of September 30, 2000, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into the number of shares of common stock determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2000 and approximately $4,000 as of November 8, 2000.

     As of September 30, 2000, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2004, Series F preferred stock will be convertible into 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly on the 15th of the first month of each calendar quarter subject to legally available funds. Dividends accrued for seven months during 1999 are not required to be paid prior to redemption, if any. Unpaid dividends compound quarterly. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2000 and approximately $49,000 as of November 8, 2000.

     The order of liquidation preference of the Company's outstanding preferred stock, from senior to junior, is Series F, Series D and Series C. The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D and F preferred stock. Each of the Certificates of Designation governing the Series C, D and F preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. It is anticipated that, if issued, Series G preferred stock will be senior in liquidation preference to Series C and D preferred stock, but junior to Series F. The recent renewal of the S&T Loan Agreement through September 30, 2001 anticipates the potential issuance of Series G preferred stock and permits the payment of dividends in the ordinary course of business for the Series G preferred shares.

     In connection with the Company's original sale of Series B Redeemable Preferred Stock in August 1998, which was subsequently exchanged for Series D preferred stock, the purchasers of Series B shares also received warrants to purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per share, the price of the common stock as of the last trading day prior to the closing for the acquisition of Allin Consulting-Pennsylvania. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock.

     The Company has outstanding an amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F preferred stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. In accordance with the terms of the note, accrued interest as of May 31, 1999 of approximately $390,000 was paid on April 1, 2000. Quarterly interest payments began April 15, 2000. Approximately $76,000 of interest is accrued, but unpaid, as of September 30, 2000.

     The agreement for the Company's November 1998 acquisition of MEGAbase, Inc. ("MEGAbase") provides for contingent payments of up to $800,000, to be determined on the basis of Allin Consulting-California's Development Practice Gross Margin (as provided in the stock purchase agreement for the acquisition) for the period beginning January 1, 1999 and ending December 31, 1999. Any contingent payment due was originally to have been paid no later than March 31, 2000, however, the Company and Gerow were not, at that time, able to reach agreement on the calculation of the Development Practice Gross Margin due to disagreement over interpretation of its definition per the purchase agreement. The Company and Gerow have recently reached a verbal settlement concerning the amount of contingent payments to be made. The contemplated settlement would require the Company to pay Gerow $60,000 and to issue to Gerow 14,225 shares of its common stock. The actual settlement, however, is contingent on the Company and Gerow reaching a definitive settlement agreement.

     Emerging Issues Task Force Issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination ("EITF 95-8") describes five factors that must be considered in evaluating the proper treatment of contingent consideration, including the terms of continuing employment, the components of the shareholder group, the reasons for contingent payment provisions, the formula for determining contingent consideration and other agreements and issues. The Company's analysis of these factors indicates that the contingent payments anticipated to be made by the Company to Gerow will be recorded as additional cost of the acquired enterprise. Key factors in the evaluation include the Company's ability to control the form of principal payments and the similarity of the development practice to the pre-acquisition MEGAbase organization.

     The Company incurred approximately $39,000 in research and development expense for the nine months ended September 30, 2000. The Interactive Media Solution Area's research and development activity included ongoing development of functional and graphical improvements to the Portraits Online(TM) Internet-based E-Commerce platform and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects. Forecasts for the fourth quarter of 2000 and 2001 indicate expected research and development expenditures related to these Interactive Media research and development projects to be approximately $13,000 and $50,000, respectively. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions so warrant.

  Capital expenditures during the nine months ended September 30, 2000 were approximately $379,000 and included furniture and leasehold improvements related to the opening of the Company's Walnut Creek, California office, the purchase of enterprise resource planning software and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Forecasts for the fourth quarter of 2000 and the year 2001 indicate expected capital expenditures of approximately $100,000 and $590,000, respectively, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Business conditions and management's plans may change during the remainder of 2000 and 2001, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company believes that available funds and cash flows expected to be generated by the issuance, if approved by the stockholders, of Series G preferred stock and related warrants and the Company's current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.
As discussed above, the S&T Loan Agreement expires September 30, 2001. Should the holders of the Company's common stock not approve of the issuance of Series G preferred stock and related warrants, the Company believes that available funds and cash flows expected to be generated by its current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next nine months. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate in the consulting industry, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Special Note on Forward Looking Statements

     This Management's Discussion and Analysis and other sections of this Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management.
Words such as "expects," "anticipates," "intends," "plans," "believes," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Nasdaq Stock Market Requirements. The Company is required to maintain certain financial and other criteria for continued listing of the common stock on The Nasdaq Stock Market's National Market, including a net tangible assets requirement of $4,000,000 and a minimum bid price requirement of $1.00. The Company is not in compliance currently with the net tangible assets requirement. As of September 30, 2000, the Company's net tangible assets were approximately $3,183,000. The Company is currently seeking to correct this shortfall through sale of an additional series of preferred stock, Series G Convertible Redeemable Preferred Stock. The subscribers for the Series G preferred stock would also receive warrants to purchase additional common shares. Issuance of the Series G preferred stock and associated warrants is subject to approval of the holders of the Company's common shares. The Company intends to hold a special meeting of its Stockholders in December 2000 or January 2001 to vote on these matters. If approved, the Company anticipates receiving net proceeds of approximately $1,200,000 from the sale of Series G preferred stock and associated warrants. If the issuance of Series G preferred stock and associated warrants is not approved, the Company will likely seek to have the common stock re-listed on the Nasdaq Stock Market's SmallCap Market, although Nasdaq could, at its discretion, decline to designate the common stock as a Small Cap security. Also, should the Company return to compliance with the net tangible assets requirement for National Market listing through sale of additional preferred stock or otherwise, there can be no assurance the Company will be able to meet the National Market listing criteria on an ongoing basis.

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

     Limited Operating History Under New Marketing Strategies. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solution areas meeting customer needs for information technology infrastructure, business operations, knowledge management, electronic business and interactive media solutions. The Company is seeking to develop additional solutions-oriented business for all of these solution areas and seeks to reposition its operations away from the staffing-oriented model formerly predominant in Allin Consulting-Pennsylvania. The majority of the Company's current Business Operations solution area revenue is derived from services provided under the staffing model. The Company has experienced a decline in demand for Business Operations services during 1999 and the first nine months of 2000, particularly for staffing for mainframe computer systems and its specialized banking industry services. Business Operations activity in future periods under the staffing model is expected to continue to decline as a result of both industry trends and the Company's marketing focus on solutions-oriented projects. While the Company obtained revenue growth in the first nine of 2000 from the solutions-oriented operations of the Knowledge Management, Electronic Business and Interactive Media Solution Areas, there can be no assurance that the Company will be successful at growing solutions-oriented revenue in any of its solution areas in the future or that any growth obtained will offset or exceed the expected declines in Business Operations revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit. During the third quarter of 2000, the Company has also implemented changes to the Interactive Media Solutions Area's marketing strategy for digital imaging systems integration services. Interactive Media intends to more closely focus on high value-added integration projects including Portraits Online(TM) technology. Management believes the strategic shift allows the prospect of improved margin on digital imaging services, although there can be no assurance that such improved margin will be realized. Because the Company has only a limited history of operations with the current marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Revenue and Gross Profit Recognition for Celebrity Interactive Television System Sales. During August 1999, Allin Interactive entered an agreement with Celebrity providing for Celebrity's purchase for approximately $2,400,000 of the four interactive television systems previously owned by Allin Interactive and operated on Celebrity ships. Two ship system sales were completed in each of August and September 1999. Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems sold. Under the maintenance agreement between Allin Interactive and Celebrity, Allin Interactive was obligated to provide ongoing technical support for the four interactive television systems sold to Celebrity, as well as a fifth system previously sold to Celebrity, for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance period ended March 17, 2000. Revenue for the four interactive television system sales was recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's minimum technical maintenance obligation. These system sales reflected unusually high gross profit since the related equipment cost had been depreciated during the period that Allin Interactive owned and operated the systems. Gross profit realized from future Interactive Media systems integration projects is likely to decline as a percentage of revenue from that realized in 1999 and 2000 due to inclusion of revenue and gross profit related to the Celebrity ship system sales in those periods.

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

     Dependence on Key Personnel.   The Company's success is dependent on a
number of key management, technical and operational personnel for the management of consulting operations, development of new markets and timely installation of systems. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

     Historical Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years ended December 31, 1996, 1997, 1998 and 1999, and the nine months ended September 30, 2000. As of September 30, 2000, the Company had an accumulated deficit of $32,687,000. The Company anticipates that it may incur net losses at least through the remainder of 2000 and all or a portion of 2001, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

     Liquidity Risk. The Company's cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company's operating entities will not result in working capital shortages which may adversely impact the Company's operations. The liquidity risk has been mitigated somewhat by the Company obtaining a line of credit facility for its short term working capital needs. The Company's line of credit facility expires September 30, 2001. Failure of the Company to renew its existing credit facility beyond September 30, 2001 or replace it with another facility with similar terms may adversely impact the Company's operations in the future.

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

     Risks Inherent in Development of New Products. The Company recently developed software interfaces and modifications for end-user operating components from On Command to be utilized in interactive system installations, which the Company believes result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its applications and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's new products and applications.

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

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the period ended September 30, 2000 would be immaterial.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 must be adopted by the Company by December 31, 2000. While the Company has not completed its review of the effects of SAB No. 101, management does not presently believe that its adoption will have a significant impact on financial position or results of operations.

     In September 2000, Emerging Issues Task Force ("EITF") Issue 00-10 Accounting for Shipping and Handling Fees and Costs ("EITF No. 00-10"), was released to address the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF No. 00-10 provides consensus that amounts billed to a customer in a sale transaction related to shipping and handling represent revenue earned for the goods provided and should be classified as revenue. EITF No. 00-10 provides that the classification of shipping and handling costs is an accounting policy decision that should be disclosed in accordance with Accounting Principles Board Opinion No. 22 Disclosure of Accounting Policies. The implementation date for EITF No. 00-10 is the fourth quarter of a SEC registrant's fiscal year beginning after December 15, 1999 (that is December 31, 2000 for companies with calendar years). The Company's current treatment of revenue and cost of sales for shipping and handling fees is consistent with EITF No. 00-10.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number                  Description of Exhibit
------                  ----------------------

11        Computation of Earnings per Share

27        Financial Data Schedule


         (b)  Reports on Form 8-K.

              No report on Form 8-K was filed by the Company during the quarter ended September 30, 2000.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIN CORPORATION
                              (Registrant)


Date: November 8, 2000        By:  /s/   Richard W. Talarico
                                   --------------------------
                                   Richard W. Talarico
                                   Chairman and Chief Executive Officer


Date: November 8, 2000        By:  /s/   Dean C. Praskach
                                   ----------------------
                                   Dean C. Praskach
                                   Chief Financial Officer and Chief Accounting Officer


Allin Corporation
Form 10-Q
September 30, 2000
Exhibit Index



Exhibit
Number                   Description of Exhibit
------                   ----------------------


11              Computation of Earnings per Share

27              Financial Data Schedule