Form 10-K
period 2000-12-31
ALLIN CORP
filed 2001-03-30
CIK 1020391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _________ .

                         Commission file number: 0-21395

                                Allin Corporation
                                -----------------
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

                      |X| Yes                |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 19, 2001 as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $2,800,000. Shares of Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 19, 2001, the Registrant had outstanding 6,967,339 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Allin Corporation
                                    Form 10-K
                                December 31, 2000

                                      Index

Forward-looking Information                                              Page  3

Part I

Item 1  -   Business                                                    Page   4

Item 2  -   Properties                                                  Page  32

Item 3  -   Legal Proceedings                                           Page  32

Item 4  -   Submission of Matters to a Vote of Security Holders         Page  33

Part II

Item 5  -   Market For Registrant's Common Equity and Related
            Stockholder Matters                                         Page  34

Item 6  -   Selected Financial Data                                     Page  36

Item 7  -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         Page  38

Item 7A  -  Quantitative and Qualitative Disclosures About
            Market Risk                                                 Page  55

Item 8  -   Financial Statements and Supplementary Data                 Page  56

Item 9  -   Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure                         Page 102

Part III

Item 10 -   Directors and Executive Officers of the Registrant          Page 102

Item 11 -   Executive Compensation                                      Page 105

Item 12 -   Security Ownership of Certain Beneficial Owners and
            Management                                                  Page 111

Item 13 -   Certain Relationships and Related Transactions              Page 116


Part IV

Item 14 -   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                 Page 118

Signatures                                                              Page 122

Forward-Looking Information

      Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A - Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 - Business, and under the caption "Risk Factors," and in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A - Quantitative and Qualitative Disclosures about Market Risk. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1 - Business

(a) General Development of Business

      Allin Corporation (the "Company") is a solutions-oriented information technology consulting company that teams with businesses to help them transform the promise of the Internet into practical business realities through three interrelated solution areas: Technology Infrastructure, E-Business and Interactive Media. The Company offers technology consulting, application development and systems integration services specializing in Windows 2000-based and Exchange 2000-based software from Microsoft Corporation. The Company maintains a customer-oriented focus in its marketing strategy and operations. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs.

      The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 2000, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida. The Company utilizes the trade-names Allin Consulting, Allin Interactive and Allin Digital Imaging in its operations. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

      The Company's solution area-based organizational structure is designed to complement the customer-oriented focus of the Company's marketing strategy. The solution area structure is defined more by a customer's use of the services rather than technological disciplines. Solution area sales and operational personnel must understand a customer's business issues to provide a customized solution to their particular needs. The ability of customers to manage information has become a prerequisite for their success. A company's knowledge capital has become increasingly critical in allowing it to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet in the business arena is also fundamentally changing how businesses interact with customers and suppliers. The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and will foster the growth of long-term customer relationships with ongoing service opportunities.

      A brief description of the Company's solution areas follows:

 .     The Technology Infrastructure Solution Area focuses on customers' network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems that maximize network availability and efficiency, and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers. Technology Infrastructure targets horizontal markets, meaning businesses across a broad spectrum of industries.

 .     The E-Business Solution Area provides solutions that enable organizations to evaluate and optimize business processes and extend corporate messages, products, services and processes to customers, partners and suppliers. E-Business delivers portal and business intelligence solutions that automate and streamline information creation, storage, sharing and retrieval. E-Business solutions enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Solutions emphasize Internet- and intranet-capabilities including company portals, extranet-based value chains and electronic commerce sites, data warehousing, work flow, and interfaces with, or custom development for, business operation transaction systems. E-Business also targets horizontal markets.

 .     The Interactive Media Solution Area focuses on the Company's expertise in digital media applications including interactive television and digital imaging solutions. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Interactive Media delivers business-to-business and business-to-consumer E-commerce platforms that enable customers to improve service, and increase productivity and revenue. Interactive television operations are currently focused on two vertical markets, the cruise line segment of the travel and leisure market and the healthcare market. Digital imaging solutions are focused on the professional photography market. Interactive Media performs services on both a consulting and systems integration basis.

      The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft Corporation ("Microsoft"). Both of the Company's Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. Allin Consulting is also a member of Microsoft's Infrastructure and Collaborative Solutions Portal Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. The Company intends to continue its specialization in Microsoft-based technology products.

      The Company was a recipient of Pittsburgh Technology 50 awards in 1998, 1999 and 2000. The award recognizes the highest three-year revenue growth rates among technology-based businesses in the Pittsburgh region. Allin Digital was also recently recognized by the Eastman Kodak Company as "Digital Integrator of the Year" at the Photo Marketing Association International Trade Show.

      The year 2000 brought continued progress in the Company's development as a solutions-oriented technology consulting organization. Revenue from the solution area services most consistent with the Company's strategic and marketing objectives increased substantially in 2000. This revenue growth replaced most of the revenue lost due to a continuing decline in the level of legacy technology consulting services provided by the Company. Overall revenue for 2000 of $24,089,000 represented a 4% decrease from 1999 revenue of $24,977,000. Revenue recognized in 1999 represented a 63% increase over 1998 revenue of $15,291,000, primarily due to a significant acquisition in August 1998. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data for detailed information concerning the Company's revenue growth and results of operations.

(b) Financial Information About Industry Segments

      Financial information concerning the industry segments in which the Company operates is included in Note 21 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data.

(c) Narrative Description of Business

      Operating segments to be discussed fall under two groups, Solution Area Services and Ancillary Services & Product Sales. This presentation of segments falling under Solution Area Services represents a change from the presentation in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Beginning in 2001, the Company has changed its solution area structure to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its delivery message. As will be discussed in detail following under the heading Industry Overview - Technology Consulting Services, developments in technology driven by the fundamental changes the Internet is bringing to how business is conducted are fostering the development of technology products aimed at integrating electronic commerce capabilities with all aspects of business operations. Two years ago, companies typically viewed electronic commerce capabilities as critical but often largely separate from the traditional operations of their businesses. Similarly, knowledge management products and projects were typically oriented toward sharing of information within an organization. When the Company introduced its solution area-based organizational structure in 1999, the solution areas reflected the business realities of that time. Solution areas introduced in 1999 included Business Operations, which focused on customers' traditional ongoing business functions such as sales or purchasing, Knowledge Management, which focused on customers' systems for handling knowledge capital, and E-Business, which focused on enhancing customers' electronic commerce presence and capabilities. An additional two years in the evolution of the Internet's impact on business and the evolution of business intelligence technology has resulted in a melding of past distinctions. In 2001, business and technology trends point to electronic business capabilities fully mainstreamed and integrated with all aspects of business operations, with business intelligence and transactional capability easily accessible to all business stakeholders, including customers, suppliers and employees. The Company's management believes that the Company's solution area structure must be dynamic and responsive to changes in the technology landscape. It must both maximize the value for customers and enable the Company's delivery message to resonate with potential customers' technology needs. Management came to believe that a simpler solution area structure would both reflect the ongoing changes in the technology marketplace and enable a simpler, more cogent delivery message. Accordingly, the Company's E-Business Solution Area now reflects the combined solution-oriented consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure.

      One portion of the Company's operations that were previously carried out under the Business Operations Solution Area is not being carried forward under the newly constituted E-Business Solution Area. The Company has historically performed technology consulting services for certain legacy technologies, including IBM proprietary mainframe systems and Hogan IBA software applications, which are specialized products for the banking industry. While such operations will continue, the level of these services has declined significantly in 1999 and 2000. Management believes the Company's best interests will be served with the E-Business Solution Area concentrating on projects more closely consistent with the Company's Microsoft-based technology focus. Legacy technology consulting services will be overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations. Legacy technology consulting services will be shown separately under the new solution area structure. Discussion of the Company's solution areas in this Item 1 - Business is organized to reflect the newly implemented solution area structure. To enhance comparability of financial information with reporting of results of the Company's future operations, financial information as of December 31, 1998, 1999 and 2000 and for the years then ended included in this Report on Form 10-K has been restated to conform to the new solution area structure.

      Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services for discussion in this report emphasizes their commonality of purpose in meeting the core strategic objectives of the Company. Under the heading "Solution Area Operations" following, discussion will include an overview of the Company's marketing strategy, operations model, solutions framework and delivery methods, which are common to all solutions areas, an industry overview for technology consulting services which is applicable to the Technology Infrastructure and E-Business solutions areas, a review of the operations of these two solutions areas, discussion of backlog, supply considerations and sources of competition common to these two solution areas, a review of Interactive Media operations including industry overviews of the cruise, healthcare and professional photography industries, the vertical markets where services are targeted, a discussion of Interactive Media backlog, supply considerations and competitive conditions, and a discussion of legacy technology services including an industry overview, a review of operations, backlog, supply considerations and competitive conditions.

      In connection with solutions-oriented services, customers often request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide product sales of information system hardware and software and equipment and supplies utilized by digital imaging systems. The Company has also operated interactive television systems installed on cruise ships from which it realized transaction-based revenue. Under the heading "Ancillary Services & Product Sales" following, discussion will include reviews of the Company's transactional-based interactive television operations and digital imaging product sales, a review of information system product sales operations including an industry overview of computer hardware, software and networking equipment and a brief discussion of other services provided by the Company.

      During 2000, one significant customer, Celebrity Cruises, Inc. ("Celebrity"), accounted for 11% of the Company's consolidated revenue.

Solution Area Services

      Revenue from the Company's solution area services increased as a proportion of the Company's overall revenue from 1998 to 2000. The Company's management believes that this trend reflects the Company's evolution to becoming predominantly a provider of solutions-oriented technology consulting and systems integration services. The percentages of total revenue represented by the Company's solution areas for the three years ended December 31, 2000 are as follows:

                                         Year Ended December 31
            Solution Area Services       ----------------------
            Percentage of           1998          1999          2000
                                    ----          ----          ----

            Total Revenue            76%           89%           90%

      During 2000, two significant customers, Celebrity and Wells Fargo Bank, accounted for greater than 10% of solution area revenue.

Marketing Strategy, Operations Model, Solutions Framework and Delivery Methods

      The Company maintains a customer-oriented focus in its marketing strategy. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. The ability of customers to manage information and allow significant stakeholders such as customers, suppliers and employees to access information and transactional capabilities have become prerequisites for their success. A company's knowledge capital has become increasingly critical in allowing it to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet in the business arena has and will continue to fundamentally change how businesses interact with customers and suppliers. The Company believes that the effective delivery of customer-oriented technology solutions will foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. The Company's current target market is mid-market to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from $250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes customers of this size are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Management believes that the customer-oriented focus that is the fundamental principal of its marketing strategy is firmly established throughout the Company.

      The Company's operations model, with Technology Infrastructure, E-Business and Interactive Media Solution Areas, is intentionally similar to Microsoft's product and service groupings. Management believes this structural focus fosters more focused communication and interaction with the Microsoft organization and promotes the continued development of technological expertise within the Company focused on products and applications that closely correspond to particular disciplines of the solution areas. However, there can be no assurance that the strategic model will lead to increased revenue or profitability in the future. Management intends to continue the Microsoft focus in the Company's operations through ongoing training and certification of its consultants and through joint marketing efforts with Microsoft. Both of the Allin Consulting operating entities and Allin Interactive are authorized as Microsoft Solutions Provider Partners. In March 1999, Allin Consulting-California was among four firms nominated as finalists for Microsoft Solutions Provider Partner of the Year in Northern California in recognition of its work and achievements demonstrating excellence in Microsoft-oriented consulting services. Allin Consulting is also a member of Microsoft's Infrastructure and Collaborative Solutions Portal Partner Advisory Councils, which are select groups of Microsoft Solution Providers with a successful history of implementing Microsoft information technology. Council members work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company believes that its role in helping to formulate Microsoft's message and focus has enabled it to quickly develop solutions capabilities for new Microsoft product offerings such as Windows 2000 and will continue to do so with new Microsoft product developments. Management also believes the subsidiaries' established relationship with Microsoft as Solution Provider Partners and the quality of their services, as recognized by Microsoft, will position the Company to benefit from Microsoft's expected growth in Internet, business intelligence, infrastructure and interactive media products since Microsoft has historically relied extensively on third parties for custom development and integration services. No assurance can be given, however, that any growth or change in Microsoft's product sales will result in increased revenue or profitability for the Company.

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

      The Company's solution areas deliver consulting services to customers through three methods: Allin-managed, co-managed and customer-managed. With the Allin-managed delivery method, the solution area assumes complete control of the consulting process. Client personnel function as sources of information concerning the business need for which a solution is sought. Solution area managers and consultants fully control solution planning, development and implementation. The Allin-managed delivery method delivers solutions on a turnkey basis. With the co-managed delivery method, management of the solution is shared between the solution area and customer personnel. Solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. Project functions are distributed among both solution area and customer personnel. With the customer-managed delivery method, the solution area provides technical resources with specific technical skill sets. The customer utilizes these resources to complement and assist its technical staff in the execution of tasks or projects. The customer remains in control of the tasks or projects and actively manages the work performed by the Company's consultants. The Company will currently perform services under any of these delivery methods. However, the Allin-managed and co-managed delivery methods are viewed as offering the potential for higher billing rates and margins due to the Company's performance of high level managerial tasks required with these delivery methods. The Company seeks to continue to gradually increase the proportion of overall solution area services delivered on the Allin-managed and co-managed delivery methods.

      Management views services delivered through the Allin-managed or co-managed methods as being solutions-oriented services because the Company is fully or partially responsible for development and implementation of technology-based solutions to customers' business problems. Services delivered under the Allin-managed or co-managed methods are viewed as the most consistent with the Company's overall marketing strategy and business objectives. References in this report to solutions-oriented services mean services delivered through the Allin-managed or co-managed methods. Currently, the majority of the services of the Technology Infrastructure, E-Business and Interactive Media Solution Areas are solutions-oriented services because they are delivered on the Allin-managed or co-managed methods. The Company's long-term marketing strategy will seek development of additional solutions-oriented business in all solutions areas. During the first half of 2000, the E-Business and

Interactive Media solutions-oriented services received the strongest marketing efforts because the Company's management believed they offered the best short-term growth prospects and due to management's desire to broaden the Company's service offerings. During the second half of 2000, Technology Infrastructure solutions-oriented services received strong marketing emphasis as well due to management's belief that market adoption of Microsoft Windows 2000 and Exchange 2000 products will generate increased demand for Technology Infrastructure services.

Industry Overview - Technology Consulting Services

      The market for information technology services has experienced rapid growth throughout the 1990's and 2000 and this trend is expected to continue into the future. The Gartner Group, Inc. report Consulting and Systems Integration Market Size and Forecast, 2000 of November 13, 2000 sizes the North American information technology consulting, development and integration services market at an estimated $101 billion in 2000 with an expected annual growth rate of 17% through 2004, when the estimated market size will be $191 billion. The Gartner Group report cites a number of factors leading to the significant growth expectations through 2004. The most significant factor cited as causing the expected rapid growth in demand for services is the fundamental way in which the Internet has changed the conduct of business. The Standard & Poor's Industry Survey for Computers: Commercial Services of June 1, 2000 cites a number of additional factors spurring growth in technology consulting, including mergers and acquisitions, deregulation, privatization, technological advancements and globalization. The Standard & Poor's Survey also concludes, however, that the Internet is the predominant cause of recent growth in the demand for technology consulting services.

      The Gartner Group, Inc. report Consulting and Systems Integration Market Size and Forecast, 2000 describes three waves to the Internet's expected impact on businesses and their resultant pursuit of electronic business solutions. The first wave was characterized by the creation of Web presence, interactive sites, basic commerce transactions, limited back-office integration and Web-enablement of selected applications. The second wave involves significant enhancement to electronic business capabilities through back-office integration and supply chain optimization and partner integration investments that transform how businesses interact with customers and partners. The third wave is characterized by a transformation to fully mainstreamed electronic business operations, increased use of partners for non-core operations and the ability to deliver integrated and personalized service to customers regardless of channel. The Gartner Group report indicates that the first wave, initiated in the 1990's, is now substantially complete, with most businesses implementing or developing solutions to make the second wave a reality. The Gartner Group expects the widespread adoption of second wave capabilities from 2000 to 2002, with the third wave characteristics a future condition for most organizations, but expected to be realized starting in 2002 and beyond. The Gartner Group report expects the waves of electronic business capability adoption to generate substantial demand for technology consulting, development and integration services because the technical challenges are significantly greater than with the establishment of first wave capabilities. Another Gartner Group report, Heavy Lifting and Customer Communities: 2000 Consulting and Systems Integration in North America, January 29, 2001, uses the term "heavy lifting" to describe the delivery of more complex electronic business integration, transformation and optimization services throughout entire organizations. The report notes demand for services moving away from the small "e-consultancies" that proliferated rapidly in the late 1990's and focused on first wave electronic business capabilities. The more complex technical challenges of the second and third waves are shifting demand to organizations with deeper experience and broader capabilities with all aspects of business technology. The Company believes that the trends identified in the Gartner Group reports represent a significant growth opportunity for the Company's E-Business and Technology Infrastructure Solution Areas as customers and potential customers enhance both their electronic business capabilities and the underlying technological architecture. There can be no assurance given, however, that the Company will realize growth in revenue or improvement in results from operations due to overall industry trends.

      Another aspect of the Internet-driven changes to both the domestic and worldwide marketplaces is the sheer magnitude of the expected growth in business-to-business electronic commerce. A 2000 Microsoft report Empowering Suppliers for Integrated Business-to-Business E-Commerce notes industry analyst International Data Corporation's expectations for a $2.2 trillion Internet commerce market by 2004, 88 percent of which will be business-to-business. This represents an expected increase in Internet commerce of over 6000 percent from 1998. The report also cites Gartner Group research forecasting the volume of non-financial goods and services sold over the Internet to reach $7.29 trillion by 2004. The Standard & Poor's Industry Survey for Computers: Commercial Services forecasts significant growth in e-marketplaces, which are Internet-based networks of business-to-business buyers and sellers within a particular industry or geographic region. The Standard & Poor's survey cites Gartner Group research projecting $2.7 trillion in e-marketplace transactions by 2004, which would represent 37% of expected Internet business-to-business sales and 2.6% of all worldwide business sales. The advanced electronic transactional capability needed to facilitate e-marketplaces and the projected transactional volume increase in overall business-to-business electronic commerce will require businesses to invest in more robust technology and will further accelerate the integration of electronic sales with traditional production and fulfillment operations, all of which will create additional technology consulting opportunities. There can be no assurance given, however, that the Company will realize growth in revenue or improvement in results from operations due to overall industry trends.

      The Internet is fundamentally changing communication patterns among businesses and their customers and suppliers. The Knowledge Management Magazine article Through the Looking Glass, from the February 2001 edition, predicts significant near-term investment by businesses in portal technology to facilitate this communication. The article cites a September 2000 survey from the Delphi Group of Boston reporting that while only a quarter of the business respondents had invested in portal technology to date, more than half expected to make significant investments within the next year. The article forecasts several developments in portal technology which could create significant demand for technology consulting services. One is the near-term availability of a second generation of portal technology products that will be more effective in providing enterprise-wide information access, supporting collaborative work and interfacing with business systems to facilitate transactions. Another is the expected availability of communication features such as instant text and voice messaging, audio and video conferencing, shared calendaring and dynamic document sharing. Much of the second generation portal technology is being developed on Web application server platforms to deliver the scalability, robustness and interactivity necessary to effectively integrate information feeds, workflow options and back-office transactional systems. The Giga Information Group report Key Trends for 2001: Information and Knowledge Management of December 7, 2000 also predicts that portals will continue to be a primary focus for information management and knowledge management plans. The Company's management believes that effective implementation of the new generation of portal technology will involve complex technological architecture issues, data communications issues and integration of information from multiple and diverse systems, which will likely exceed the technological capabilities of many business information technology functions. Management believes industry trends related to portal technology will likely result in increased demand for the type of solutions-oriented technological capabilities offered by the Company's solution areas. There can be no assurance given, however, that the Company will realize growth in revenue or improvement in results from operations due to overall industry trends.

      The Giga Information Group report Key Trends for 2001: Information and Knowledge Management also predicts that the growing implementation of portal technology will reveal commonplace weaknesses in businesses' access to knowledge. The report predicts that effective utilization of portals will be hampered by a multiplicity of inconsistent and overlapping information files, a lack of interaction between data information warehouses and transaction systems, and a widespread lack of investment in developing high-value, high-quality content for the portal applications. The Giga Information Group report predicts the problems revealed by the increasing implementation of second generation portal technology will help accelerate another trend in technology, the growing implementation of advanced business intelligence technology.

      Business intelligence technology seeks to provide an integrated environment promoting effective and efficient data storage and retrieval systems, analytic functionality for the data, and information accessibility inside and outside the organization. The growth of business intelligence applications represents a move toward an integrated enterprise-wide approach to the handling of knowledge capital. The ServiceWare White Paper: The Strategic Benefits of Knowledge Management of November 2000 notes the need of businesses to implement effective e-business strategies that enhance customer satisfaction while improving enterprise efficiency. The ServiceWare White Paper identifies effective collection, structuring, organization and availability of knowledge as the keys to improving e-business strategies and operations. Business intelligence integrates many applications heretofore seen as separate products such as customer relationship management, data warehousing and enterprise resource planning applications. The trend toward integrated business intelligence technology is expected to be a continuum over the next few years. Customer relationship management and data warehousing applications remain in high demand currently because they can bring about incremental improvements to the heightened customer interaction and knowledge sharing requirements brought about by the growth in electronic business. The Company's management expects implementation of advanced business intelligence technology will grow significantly over the next few years. Business intelligence technology also involves complex technological architecture issues, data communications issues and integration of information from multiple and diverse systems, which will likely exceed the technological capabilities of many business information technology functions. Management believes industry trends related to business intelligence technology will likely result in increased demand for the type of solutions-oriented technological capabilities offered by the Company's solution areas. There can be no assurance given, however, that the Company will realize growth in revenue or improvement in results from operations due to overall industry trends.

      A labor shortage for computer programmers and system designers continues to contribute to increased demand for technology services firms. The Standard & Poor's Industry Survey for Computers: Commercial Services of June 1, 2000 projects that demand for talented computer services professionals will outstrip supply over the next few years. The United States Bureau of Labor Statistics information as of February 2000 indicates computer scientists, computer engineers and systems analysts were expected to be the three occupations with the fastest growth rate in job openings in 2000. The Bureau of Labor Statistics also expects computer and data processing services to be the domestic industry with the fastest wage and employment growth for the period 1998 to 2008. The Standard & Poor's survey indicates consulting firms are seen as having an advantage in recruiting technical personnel by offering greater career mobility and opportunities and more extensive training programs. The labor shortage has resulted in increased labor cost and mobility for skilled technical personnel, thereby making it difficult for companies to retain technical staff and control costs. The proliferation of software and increasingly complex computer networks, intranets and extranets have also increased the difficulty of maintaining diverse and up-to-date technical capabilities within many companies. The result has been increased demand for technical services firms to obtain specialized expertise relevant to specific systems integration and software application development projects and to control costs by enabling companies to maintain smaller technical support staffs with less technological expertise. Management believes that technology consulting firms allow for greater efficiencies in allocating scarce skilled technical resources to areas of highest demand than does the maintenance of in-house technical support staff.

      The Company maintains a strong Microsoft focus in its solutions areas. Microsoft is a dominant force in the information technology industry, particularly in software for personal computer operating systems. Microsoft's dominance to date has been in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses. Recent areas of dominance include server and infrastructure software products such as Windows NT and the BackOffice suite of products. Last year's introduction of the Windows 2000 operating system is expected to create significant activity in operating system conversions over the next two years. The Computerworld article Big Push to Win2k Expected in '01 of February 19, 2001 projects that 40% of all business servers currently utilizing Windows NT 4.0 will be upgraded to Windows 2000 in 2001. Similarly, the InfoWorld article Windows 2000 at 1 of February 12, 2001, projects That Windows 2000 will surpass Windows NT as Microsoft's leading server platform by July 2001. The InfoWorld article reports that Windows 2000 will continue to be marketed as providing significant increases in operating system reliability, performance, scalability and stability. The benefits are expected to add economic value to businesses by enabling them to consolidate servers and support more data-intensive applications such as e-commerce, Web hosting and extranets. Microsoft is expected to continue to be dependent on third parties for service and support for its products. Management believes that short term growth in Microsoft's server and infrastructure products, particularly the increasing implementation of Windows 2000, will lead to increased demand for the services offered by the Company's Technology Infrastructure Solution Area. The Company's position as a member of Microsoft's Infrastructure Partner Advisory Council has provided the opportunity to participate in the development of Windows 2000 expertise, which the Company's management believes will afford the Company a competitive advantage in obtaining consulting engagements related to Windows 2000 installations. There can be no assurance, however, that revenue growth or profitability improvements will be realized by the Company's Information Technology Infrastructure solution area.

      Management believes the economic downturn experienced in early 2001 has, on at least a short-term basis, negatively impacted the demand for technology consulting services. Management believes the trends previously discussed in this Industry Overview - Technology Consulting Services are long-term trends which will continue to affect long-term demand for technology consulting services in the ways indicated. Other factors, such as the economic downturn, may cause short-term variations in the level of demand. The computer services industry includes companies diverse in size and scope of activities and includes hardware and software vendors with significant computer services operations, large technology consulting entities associated with large public accounting firms and entities primarily focused on technology related consulting. The industry is presently fragmented and has experienced significant acquisition activity in recent years as firms have sought to broaden technological skills or geographical presence. Management expects this consolidation trend to continue.

Technology Infrastructure

      Revenue from the Company's Technology Infrastructure Solution Area rebounded in 2000, with a 31% increase from 1999. Revenue recorded in 1999 had represented a 27% decline from 1998, when the Company's California-based consulting operations had been predominantly oriented toward infrastructure-based services. There has been a significant decline in the percentage of overall revenue, primarily due to the significant growth in revenue from the Interactive Media Solution Area. The percentage of solution area and total revenue for the three years ended December 31, 2000 is as follows:

                                                Year Ended December 31
            Technology Infrastructure           ----------------------
            Percentage of                  1998          1999          2000
                                           ----          ----          ----

            Solution Area Revenue           34%           13%           18%
            Total Revenue                   26%           12%           16%

      The Company has developed a long-standing expertise in technology infrastructure and is a member of Microsoft's Infrastructure Partner Advisory Council. Technology Infrastructure contributed solidly to the growth in the Company's solutions-oriented revenue in 2000. The Company's management believes developments in technology, including the introduction of Microsoft's Windows 2000 operating system and the growing focus on integration of electronic business capabilities with traditional business operating systems have created conditions favorable to growth for Technology Infrastructure and contributed to the revenue growth realized in 2000. Management attributes the 1999 decline in revenue to a general softening of demand for technology consulting services in the second half of 1999 due to a lock-down of customer information systems in preparation for the Year 2000 rollover.

      Technology Infrastructure Solution Area services focus on customers' underlying platforms and operating systems. Technology infrastructure is the foundation upon which technology applications are built. Technology infrastructure is comprised of three significant components: the physical network, the operating system and back-office applications. The physical network component deals with network design, network security, local and remote access and Internet connectivity. The operating system encompasses all aspects of the design and implementation of a network operating system including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Back-office operations encompasses the design and installation of communications servers, database servers and application servers. Technology Infrastructure Solution Area services focus on the proper selection, implementation and management of the underlying platforms driving customers' information systems. Services include design, configuration, implementation, monitoring and support of customer operating systems, management and maintenance of database platforms, messaging systems, information system security solutions and application services such as message queing and transaction servers.

      The goal of the Technology Infrastructure Solution Area is to develop and implement solutions solving business problems thereby bringing tangible benefits to customers. Technology Infrastructure follows the Allin Solutions Framework in planning and executing its engagements. The framework is intended to assure proper identification of customer goals for each project and that the recommended solutions provide benefits to customer businesses.

      The Technology Infrastructure Solution Area meets customer needs for network and application architecture, messaging and collaboration and security. Network and application architecture solutions maximize uptime, avoiding costly productivity losses for internal systems, and damage to partner and customer relations from external-facing systems. Solutions that enhance a customer's messaging and collaboration capabilities allow knowledge workers to make informed decisions expediently and promote shared project vision across geographic and organizational boundaries. Security-based solutions protect vital information and critical systems. Examples of recent projects include:

      . a Small Business Server to Windows 2000 migration that reduced the customer's system administration costs, increased reliability and enabled essential services,

      . the implementation of a Windows NT infrastructure with Exchange Internet connectivity to remedy a valve manufacturer's messaging delivery problems,

      . the implementation of a messaging system based on Microsoft Exchange and Microsoft Outlook for a large urban school district, and

      . migration of all student and faculty desktops to Windows 2000 for a university graduate business school.

      The Technology Infrastructure Solution Area services maintain a focus on Microsoft BackOffice technology including Windows 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000 and SharePoint and utilize the Research in Motion Blackberry products for wireless communication. The Company believes that Technology Infrastructure enables its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption. Management believes that this solution area has been on the leading edge in developing structures for multi-site computing to enhance the productivity of travelers, workers in remote and field offices and virtual office environments.

      This solution area offers a number of packaged solution products which offer state of the art diagnostic technology assessments at reasonable fixed prices as part of the Allin Solution Products program. Technology Infrastructure offerings of this type include:

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

      Technology Infrastructure consulting is performed by both of the Company's Allin Consulting subsidiaries utilizing personnel based in the Company's Northern California and Pittsburgh locations. The majority of services were billed on an hourly basis with the remainder based on fixed prices. No significant customer accounted for 10% or greater of Technology Infrastructure revenue in 2000.

E-Business

      Revenue from the Company's E-Business Solution Area remained relatively steady over 1999 and 2000. The 1998 revenue, while smaller in aggregate dollars, represented a greater percentage of solution area and total revenue due to a smaller revenue base in that year. The percentage of solution area and total revenue for the three years ended December 31, 2000 is as follows:

                                             Year Ended December 31
            E-Business                       ----------------------
            Percentage of                1998         1999         2000
                                         ----         ----         ----

            Solution Area Revenue          17%          11%          10%
            Total Revenue                  13%           9%           9%

      As was discussed above in the Industry Overview for technology consulting services, the Internet is viewed by industry analysts as driving the next significant wave of technological and business innovation. Internet-related business activity is expected to grow dramatically over the early years of the 2000's and will also significantly increase markets for new generations of portal and business intelligence technology products. Technology consulting is also expected to share in the growth due to the complex nature of the products and integration of electronic business with traditional business operating systems. The Company's expertise in these areas of technology is demonstrated by its inclusion in Microsoft's Collaborative Solutions Portal Partner Advisory Council. The Company's management believes that the compelling market forces represent an opportunity for growth in future periods for the E-Business Solution Area. There can be no assurance, however, that the Company will realize revenue growth related to its E-Business services.

      While early electronic business applications focused on creating a presence or selling products through a Web site, the Internet's impact on business has evolved. Today it also includes opening up systems to partners, suppliers and customers in a secure fashion. In the near future it will involve widespread seamless access of employees, customers and suppliers to business knowledge capital and transactional systems. The E-Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets. E-Business solutions also focus on knowledge services such as collaboration, content and document management, business intelligence, search and delivery and workflow which enhance an organization's ability to disseminate knowledge. These services provide tools to empower customer personnel with the business intelligence for fast and effective decision making. These solutions will typically interface with the business operation transaction systems to access information from the captured data for wide accessibility within organizations and with customers and suppliers through portals. One of the dynamic impacts of the Internet on business is the need to integrate electronic commerce capabilities with all traditional business operational systems such as sales and purchasing. Consequently, E-Business solutions also focus on application development or enhancement related to customers' core operating systems. E-Business solutions are targeted at increasing customer productivity, eliminating inefficiencies and reducing costs.

      Solutions are developed that address E-business implementation issues such as cost, value, security, integration and interoperability. E-Business develops solutions based on Microsoft's Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs. E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server and .NET to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures. Using Microsoft technology such as SharePoint, Digital Dashboard, SQL Server and Exchange 2000, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format. E-Business performs solutions services for Web applications using Visual InterDev and ASP with SQL Server and performs Web-based development services using Java and HTML. Examples of recent projects completed by the E-Business Solution Area include:

      . development and implementation of a customer Web site featuring secure and customized ordering capabilities plus delivery and service information,

      . development of a project management intranet for a national engineering consulting firm,

      . creation of a portal Web site for a transplant pharmacy providing on-line prescription ordering, e-mail access to pharmacists, and general transplant information to site visitors,

      . development of a project cycle Web site for a high-tech equipment manufacturer that enables any of the customer's worldwide employees to enter or view project status, and

      . development of a field engineering intranet to enable a customer's field engineers to receive, sort and report status on service notifications, resulting in improved data flow and reduced response time.

      This solution area offers a number of packaged solution products which offer state of the art diagnostic technology assessments at reasonable fixed prices as part of the Allin Solution Products program. E-Business offerings of this type include:

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

      E-Business consulting was performed by both of the Company's Allin Consulting subsidiaries utilizing personnel based in the Company's Northern California and Pittsburgh locations. The majority of services were billed on an hourly basis with the remainder based on fixed prices. During 2000, three significant clients each accounted for greater than 10% of E-Business revenue. The Company expects that if this solution area grows, the concentration of revenue among a few significant clients will decrease.

Backlog, Pricing, Suppliers and Competitors

      As of December 31, 2000, the Technology Infrastructure and E-Business Solution Areas had a committed backlog of approximately $710,000, all of which is expected to be earned in 2001.

      Average billing rates for the Technology Infrastructure and E-Business solution areas as of December 31, 2000 were $136 per hour for Northern California-based operations and $96 for Pittsburgh-based operations. This represents an approximate 19% increase from average billing rates as of December 31, 1999.

      The Technology Infrastructure and E-Business Solution Areas have similar supply considerations and have some competitors in common. Consequently, the following information about these matters apply to both of these solution areas unless otherwise indicated.

      The services performed by the Technology Infrastructure and E-Business Solution Areas are primarily labor intensive and are provided by the Company's consultants and engineers. The Company's Allin Consulting subsidiaries maintain a continual search and recruitment process through a dedicated recruiting staff, referrals from consultants and industry contacts and through advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, despite a general labor shortage for technically skilled personnel. Industry trends are resulting in a greater level of technical services being performed by consulting firms, which management believes makes them more attractive as places of employment for technically skilled individuals. Compensation for the Company's technical consulting staff is primarily salary-based, with some hourly production-based employees. The Company's management believes that a salary-based model helps to foster continuity in the consulting staff and long-term improvement of its technical knowledge capital while reducing the costs of employee turnover. The computer hardware, software and supplies purchased to support the operations and consultants of these solution areas are readily available from a large number of suppliers.

      The technology consulting industry is very fragmented with a large number of participants due to growth of the overall market for services and low capital barriers to entry. Competitors include very large consulting organizations such as Electronic Data Systems, Accenture, Computer Sciences Corp., Cambridge Technology Partners and CompuCom. Computer hardware and software manufacturers and vendors also provide a significant level of computer consulting services although these are generally oriented toward development and support for their other products. Companies such as IBM, Oracle, Compaq, Sybase and Ikon are in this category. Management believes the larger competitors are generally oriented to very large engagements.

      Management believes that the solution areas' strongest competition comes from smaller regional or local consulting firms with service specialties similar to the Company's and from smaller national organizations with strong operations in the markets where the Company's services are concentrated. In the Northeastern United States, competitors would include firms such as MarchFirst, Idea Integration and XeroxConnect. In Northern California, competitors would include firms such as Terrace, Convergent Computing, and Plural.

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

Interactive Media

      Revenue from the Company's Interactive Media Solution Area was a significant source of growth in 2000. The percentage of solution area and total revenue for the three years ended December 31, 2000 is as follows:

                                                  Year Ended December 31
      Interactive Media                           ----------------------
      Percentage of                           1998        1999        2000
                                              ----        ----        ----

      Solution Area Revenue:
      Interactive Media Consulting               0%          3%          6%
      Interactive Media Systems Integration      3%         14%         27%
      Digital Imaging Systems Integration        7%          7%          8%
                                                ---         ---         ---
                                                10%         24%         41%

      Total Revenue:
      Interactive Media Consulting               0%          3%          5%
      Interactive Media Systems Integration      2%         12%         25%
      Digital Imaging Systems Integration        6%          6%          8%
                                                ---         ---         ---
                                                 8%         21%         38%

      The Company's Interactive Media Solution Area utilizes the Company's expertise in digital media applications to provide solutions based on streaming of media, interactive television and digital imaging. These solutions utilize advanced technology and can help customers utilize the power of the Internet to differentiate products and services. Interactive Media delivers business-to-business and business-to-consumer E-commerce platforms currently focused on three vertical target markets: the cruise industry, healthcare and professional photography. Interactive Media services are provided on both a consulting and systems integration basis. The Company's management has identified three segments that more directly define solution area activity:
Interactive Media Consulting, Interactive Media Systems Integration and Digital Imaging Systems Integration. The first two target the cruise and healthcare industries while Digital Imaging Systems Integration focuses on the professional photography market. Presented below are industry overviews of the cruise and healthcare industries, a review of Interactive Media Consulting and Systems Integration operations, an industry overview of professional photography, a review of Digital Imaging Systems Integration operations, and a review of backlog, research and development, suppliers and competition.

Industry Overview - Cruise Industry.

      The cruise industry is one the fastest growing segments of the worldwide travel business. The cruise industry has been able to sustain high growth throughout the 1990's and is projected to continue to do so in the early years of the 2000's. The Cruise Lines International Association, an industry trade association, reports cruise passenger levels growing from 5.9 million in 1999 to of 6.9 million in 2000, a 17% growth rate. The industry capacity utilization was in excess of 90% in 2000. The Cruise Lines International Association projects passenger growth for 2001 to correspond to an expected 8.5% increase in passenger capacity.

      The cruise industry has responded to growing demand by building new ships to increase their capacity. The Cruise Lines International Association projects sixty new ships will be built by member cruise lines by 2004. The newer ships typically are significantly larger and wider than most of the ships in operation today and offer more passenger amenities. The Company's management believes that the newer, larger ships that are being developed within the cruise industry will require a heightened level of automation to effectively service the larger number of cruise passengers. Electronic commerce services such as shore excursion ticketing and room service ordering can be effectively handled through interactive television, in addition to a wide range of entertainment and informational options. The New York Times Spring-Summer Cruises survey of February 4, 2001 reports that thirteen large cruise ships will enter service in 2001. The Interactive Media Solution Area is presently installing or has an agreement to install interactive television systems on five of these ships. There can be no assurance, however, that the cruise industry will experience continued growth. There can also be no assurance that the Company will continue to receive contracts for future interactive television installations in the cruise industry, or that any sales will result in the desired improvements to financial condition or results of operations.

Industry Overview - Healthcare.

      Healthcare is one of the most significant segments of the American economy. There are approximately 6,500 acute care hospitals in the United States, according to the Standard & Poor's Industry Survey for Healthcare:
Facilities of December 21, 2000. The Standard & Poor's survey notes acute care hospitals are the largest segment in the healthcare industry, representing approximately $400 billion in annual revenue. Hospital revenue faced significant pressure in the late 1990's from an overall trend away from inpatient services to ambulatory care and managed care driven both by changes in Medicare and Medicaid and private insurers. This pressure has been somewhat alleviated recently with the anticipated federal government reversal of some previously enacted Medicare reductions and improvement in the managed care reimbursement rate environment. These changes are expected to generate near-term revenue increases for hospitals.

      Controlling labor costs and achieving more efficient labor utilization are expected to remain key objectives for hospitals, however. The Standard & Poor's Industry Survey notes expectations for rising expenditures on information technology to upgrade data management capabilities. The survey identifies spending on technologies that capture and utilize patient data and promote effective utilization of hospital resources as one of the keys to survival in the highly competitive healthcare industry. Recent revenue improvement and more optimistic near-term expectations for the industry have resulted in additional funds becoming available for technological improvements. The Company believes that a market exists for interactive media that can effectively deliver on-demand patient and staff educational content and information about hospital services and facilities and that can effectively gather patient information. Management believes that interactive media applications that can effectively deliver these services can both increase patient satisfaction and labor efficiency. There can be no assurance, however, that the Company will be effective at securing additional business from the healthcare industry or that any orders received will result in the desired improvements to financial condition or results of operations.

Interactive Media Consulting

      The Company offers consulting services specializing in interactive media design and applications. The Company's extensive experience with interactive television technology, originally on an owner-operator model and subsequently as a systems integrator, resulted in the development of a substantial knowledge base of expertise with interactive media technology. The Company's management believes that the growing presence of digital media technology combined with the Company's expertise presents an additional opportunity to provide interactive media service offerings beyond the provision of systems integration services. Management pursues consulting opportunities in the same vertical industries in which it pursues systems integration business, the cruise and healthcare industries. The Company believes the cruise industry offers consulting opportunities for applications development, interactive system design and specifications, and maintenance and trouble-shooting of existing interactive systems. The Company believes demand for interactive media consulting services will increase in the healthcare industry as both private and public sector hospitals are driven to implement labor saving technology applications such as interactive media to improve the efficiency of staffs by facilitating more efficient flow of information and order processing and by providing a more flexible training process.

      Interactive Media consulting solutions enable customers to leverage analog television infrastructure to decrease costs, improve services and generate new revenue streams. For example, the ship-based interactive television applications designed by the Interactive Media Solution Area empower ship passengers to book shore excursions, meals and planned activities without waiting or inconvenience. The applications help the cruise line customers to maintain a high level of customer service without increasing staff requirements. The open architecture of the interactive television platform utilized by Interactive Media allows for extensive customization of applications for each customer. Interactive Media's healthcare industry applications enable customers to decrease costs and increase efficiency by reducing delivery time for administrative and educational services.

      The majority of interactive media consulting revenue was derived from cruise industry opportunities in 2000. Services provided included application development and implementation for Celebrity and Royal Caribbean Cruise Lines, Ltd. ("Royal Caribbean") for the interactive television systems installed on the Millennium and Explorer of the Seas, respectively. Development included electronic commerce applications such as on-demand access to shore excursion previews and ticketing, room service ordering, pay-per-view movies, Internet access capabilities, and ship information dissemination capabilities. Other consulting projects included extensive applications design and development for a third party's hospital-based interactive television system, development of application design specifications for Carnival Corporation ("Carnival") and maintenance and trouble-shooting services for ship-based interactive television systems. In February 2001, the Company entered into a contract with Carnival for applications development for interactive television systems to be installed on six Carnival ships under a related agreement.

      During 2000, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company's Ft. Lauderdale, Florida office. Portions of larger engagements were performed at sites designated by customers. It is anticipated that 2001 operations will be conducted in a similar manner. During 2000, three significant clients, Celebrity, Royal Caribbean and EdeNET Communications, Inc., collectively accounted for 86% of Interactive Media consulting revenue. Revenue is expected to remain highly concentrated in 2001.

Interactive Media Systems Integration

      Systems integration services target two vertical markets, the cruise and healthcare industries. However, the majority of historical activity for Interactive Media systems integration services has been concentrated in the cruise industry. Interactive Media continued the momentum begun in 1999 with its second generation interactive television system with completion of installations aboard the Celebrity Millennium and Royal Caribbean Explorer of the Seas. Installation was also begun in 2000 for interactive television systems aboard the Celebrity Infinity and Royal Caribbean Radiance of the Seas, which will be completed in the spring of 2001. During 2000, the Interactive Media Solution Area also substantially increased the level of systems integration services provided for healthcare industry clients.

      In February 2001, the Company entered into an agreement with Carnival for installation of interactive television systems on six Carnival vessels in 2001 and 2002 and also announced receipt of orders for systems for the Celebrity Summit and Royal Caribbean Adventure of the Seas. The installation agreement with Carnival is for interactive television system installations on ships operated by only one of Carnival's subsidiary cruise lines. The Company is actively seeking to secure installation contracts with other Carnival subsidiaries, although there can be no assurance the Company will be successful in obtaining additional system installation contracts. As a result of the committed installations for Carnival, Celebrity and Royal Caribbean, management accordingly expects Interactive Media systems integration revenue to be substantially higher in 2001 than in preceding years. There can be no assurance, however, that revenue will be earned in 2002 or beyond at levels expected for 2001 or that systems integration projects to be carried out will result in the desired improvements to the Company's financial condition or results of operations. During 2000, the Interactive Media Solution Area added technical and managerial staff to meet increased demand for systems integration services. Management expects this trend will continue in 2001.

      The second generation interactive television system that Interactive Media began implementing in 1999 features an entirely new hardware configuration utilizing state of the art equipment from On Command Corporation ("On Command"). Interactive Media's interactive television solutions integrate the On Command hardware platform with the ship or healthcare facility's radio frequency-based cable infrastructure. Interactive Media leverages the advanced research and development that On Command has put into the hardware platform it utilizes in over one million hotel rooms. Interactive Media solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across the radio frequency distribution system to the end-user televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server enables customer co-development of applications. The solution is Internet accessible and supports highly-functional applications and high-end graphics and MPEG content. Applications developed for and utilized by customers to generate revenue, promote operating efficiencies and enhance customer service include pay-per-view movies, shore excursion ticketing, in-cabin gaming, meal service ordering, on-demand viewing of information related to medical conditions and procedures, on-demand viewing of educational programs, , and distribution of activities and informational content.

      Management believes that the newer, larger ships that are being developed within the cruise industry, such as Royal Caribbean's Explorer of the Seas, require a heightened level of automation to effectively service the larger number of cruise passengers. E-commerce services such as shore excursion ticketing and room service ordering can be effectively handled through interactive television, in addition to a wide range of entertainment and informational options. The Company's historical operations within the cruise industry have resulted in the development of expertise in installing and operating interactive systems. The Company believes this gives it an advantage over competitors for system sales within the cruise industry. The Company believes that it is the only business which has implemented effective, consistently operating interactive television solutions in the cruise industry. The Company's expertise in this area has been recognized in the cruise industry, where its interactive television solutions are now the system of choice for the world's two largest cruise lines. There can be no assurance, however, that the Company will continue to receive orders for additional system sales beyond those already obtained or that any sales made will result in the desired improvements to the Company's financial condition or results of operations.

      The Company believes a healthcare-based market exists for business-to-consumer E-commerce platforms that can effectively deliver on-demand patient and staff educational content and information about hospital services and facilities, process food service orders, gather patient information through surveys and storage of demographic information and provide entertainment options. Management believes that interactive television that can effectively deliver these E-commerce services can both increase patient satisfaction and hospital labor efficiency. There can be no assurance, however, that the Interactive Media Solution Area will be able to obtain additional system orders from customers in the healthcare industry or that any orders obtained will result in the desired improvements to the Company's financial condition and results of operations.

      Interactive Media systems integration revenue recognized during 2000 included a portion of sales revenue associated with four interactive systems originally installed on Celebrity ships under the owner-operator model utilized by the Company from 1995 to 1997. The sale agreement was coupled with a maintenance agreement for all of the Celebrity ship systems which had previously been operated by the Company. Systems integration revenue and cost of sales was recognized on the Celebrity ship system sales over the minimum life of an associated maintenance agreement, through March 17, 2000.

      During 2000, Interactive Media systems integration operations were conducted primarily through technical consultants and administrative personnel based in the Company's Ft. Lauderdale, Florida office. A portion of the work associated with certain systems integration projects was performed onsite by Interactive Media personnel at various domestic and international locations. It is anticipated that 2001 operations will be conducted in a similar manner. Services provided for the cruise industry remained the dominant operating activity during 2000. Three significant customers, Celebrity, Royal Caribbean and Norstan Communications, Inc., collectively accounted for 90% of Interactive Media systems integration revenue during 2000. Revenue is expected to remain highly concentrated in 2001.

      Backlog and Pricing. As of December 31, 2000, the Company had a committed backlog of approximately $2,010,000 for Interactive Media consulting and systems integration services, all of which is expected to be earned in 2001. To date in 2001, the Company has added in excess of $12,000,000 in committed backlog for Interactive Media consulting and systems integration services. Of this, approximately 75% is expected to be earned in 2001 with the remaining 25% expected to be earned in 2002.

      Because of the significant proportion of fixed price services included in Interactive Media's 2000 consulting and systems integration operations, meaningful hourly rate information is not available. Interactive Media's gross profit percentage on consulting and systems integration services declined from 49% in 1999 to 40% in 2000. The decline is attributable to a higher proportion of integration services, with typically lower equipment-associated margins, in 2000 and a greater portion of the gross profit from the sale to Celebrity of four shipboard interactive television systems, previously owned by the Company, being included in 1999. The Celebrity system sales featured unusually high gross profit due to the depreciated values of the equipment at the time of sale.

      Research and Development. Interactive Media development efforts in 2000 included continuing development of new applications and software interfaces for On Command hardware components and technology. The Company expects that further research and development efforts in 2001 will be focused on the same areas.

      Suppliers. In 1998, the Company entered a Supplier Agreement with On Command for end user and other interactive television components to be used in future system installations utilizing radio frequency-based networks. Under the Supplier Agreement, On Command agreed to exclusively sell Allin Interactive its proprietary components for use in certain markets and provide Allin Interactive with an exclusive license to use certain software necessary to operate the On Command equipment in these markets. Under the agreement, On Command may request a license to use any modifications to the On Command software developed by the Company. The Company believes the On Command product offers substantial functionality improvements over components previously used in certain areas of interactive systems such as with end user components. The Company purchased in excess of $3,000,000 of products from On Command in 2000. The original term of the Supplier Agreement will expire on December 31, 2001. The Supplier Agreement will automatically renew for one-year periods unless either party provides 180 days notice of their intent to terminate the agreement. The Company anticipates the Supplier Agreement will be renewed.

      In connection with projects not utilizing radio frequency-based networks, the Company uses readily available hardware and software components. The Company does not manufacture any of the hardware components utilized in systems integration projects. The Company did not experience any problems obtaining components necessary for carrying out its 2000 systems integration projects on a timely basis.

      Interactive Media consulting and systems integration services are labor intensive and are provided by the Company's consultants and engineers. The Company maintains an ongoing search and recruitment process through a dedicated recruiting staff, referrals from consultants and industry contacts and through advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, despite a general labor shortage for technically skilled personnel. Because the Interactive Media Solution Area offers services in specialized technology niches, extensive training is provided to consultants and engineers to enhance their skills. Compensation for Interactive Media's technical staff is primarily salary-based.

      Competition. The market for interactive media consulting and systems integration services remains in the early stages of its development. The Company competes with other companies utilizing various technologies and marketing approaches, some of which are larger than and may have greater financial resources than the Company. In the cruise line market, primary domestic competition to date has come from Cruise Market and The Network Connection, Inc., which have installed interactive television systems on ships. In March 2001, The Network Connection, Inc. announced it will no longer compete in the cruise industry. In the healthcare market, the Company is aware of several competitors developing interactive systems specifically for a health care environment. The Company believes the most prominent of these are Telehealth Services, Allen Technologies, Newborn, Healthway and DGA Technologies.

      The Company believes that its strategy of focusing on consulting and systems integration services and applications for other suppliers' interactive technology hardware and its extensive experience developing and installing interactive applications and systems provide it with a competitive advantage. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or successfully compete with the Company. There can also be no assurance that competition will be solely for system sales as interactive competitors, including the Company, have at certain times been willing to make significant capital commitments to obtain system installations.

Digital Imaging Systems Integration

      Industry Overview - Professional Photography. Digital imaging involves the capture of images in, or conversion of images to, a digital format, the manipulation and storage of images in a computer, the printing of images via digital printers, and the transmission of the images over electronic networks and the Internet. Once an image is stored in a computer, software can be used to manipulate and enhance the image in various ways such as changing the size, rotating it, or changing the color, saturation, or density. Digital photography is currently utilized by a minority of photography studios nationally, but management believes its use is growing and expects it to rapidly increase over the next five to ten years. Another factor driving the industry movement toward digital is the opportunity for improved efficiencies in order-taking practices and the resultant sales increases. Digital images can be immediately displayed on the studio's computer or can be archived for viewing on the Internet, simplifying the customer order process by avoiding the delays caused by film development. The Photo Marketing Association's 1999-2000 U.S. Industry Trends Report notes that 56% of portrait studio customers rated availability of electronic image previews as important to very important in selecting a portrait studio and that portrait package sales were 4% higher among customers who had viewed images electronically than among those who had not. In its October 1999 edition, Studio Photography & Design notes the popularity of Internet access to view images with young customers.

The industry periodical views Internet image archival as a means for studios to differentiate themselves in marketing and to increase returns with a continuing stream of Web site orders. Internet-based sales are expected to continue to grow. The Photo Marketing Association's 1999-2000 Data Report for Digital Imaging Firms projected greater than 25% of 2000 digital imaging sales to be on the Internet.

      The professional photography industry is very fragmented, with portrait studios commonly being entrepreneurial operations. The Photo Marketing Association's 1999-2000 U.S. Industry Trends Report notes a 6.8% increase in the number of portrait studios in operation in the beginning of 2000 as compared to the beginning of 1999. The report also notes the industry has shown consistent growth, with in excess of 57% of portrait studios reporting increased sales each year from 1995 to 1999. The Company believes that digital photography's fundamental advantages over conventional wet photography in the areas of image manipulation and enhancement, new product creation, and image transmission and storage are likely to become increasingly pronounced. The Company believes the continuing trend toward digital imaging will enable the professional photography industry to improve sales, improve consumer product and process satisfaction, improve image processing time and reduce processing labor. The Company expects that within ten years, the professional portraiture industry will have a significant migration from conventional wet photography to digital systems, although there can be no assurance that the the Company will be able to maintain or increase its market share or that any revenue increases realized will result in the desired improvements to the Company's financial condition or results of operations.

      Operations. The Interactive Media Solution Area continued to grow its digital imaging systems integration business in 2000. A 21% increase in revenue was realized in 2000 as compared to 1999. In February 2001, Allin Digital was recognized by the Eastman Kodak Company as "Digital Integrator of the Year" at the Photo Marketing Association International Trade Show. The reward recognized the Company's expertise in digital imaging technology, high-quality customer service and high volume of sales growth in digital imaging systems integration.

      The Company's management believes that market conditions, as described above in the Industry Overview-Professional Photography, are conducive to continued growth in the Company's digital imaging operations. The professional photography industry is in the early phases of a migration toward digital technology and away from conventional film images. The Company believes that the Internet will be a driving force accelerating the market trend toward digital imaging. The electronic commerce opportunities offered by Internet accessible images and order capability are likely to be critical requirements for success in the future for professional photography businesses. The Company believes that its Interactive Media Solution Area is on the forefront of developing Internet based business-to-business and business-to-consumer E-commerce solutions for the professional photography industry with its Portraits Online(TM) Internet-based image archival and order system. There can be no assurance, however that the revenue growth will continue to be realized from the Company's digital imaging systems integration operations or that any growth realized will result in the desired improvements to the Company's financial condition or results of operations.

      Digital imaging solutions convert professional portrait studios to digital capture and presentation capabilities. The solutions provide portrait studios with the equipment and off-the-shelf and proprietary software necessary for conversion, on-site equipment, software and process-flow training, ongoing technical support and the Internet presence and e-commerce solution necessary to maximize the Internet as a marketing and sales tool. Portraits Online(TM), the Company's proprietary Internet-based portrait viewing and selling system, when sold as a digital system add-on, allows the portrait studio's customers to view and order their portraits on a touchscreen monitor immediately following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the studio's Portraits Online(TM) Internet site. During the third quarter of 2000, the Company implemented changes to the marketing strategy for digital imaging systems integration services to more closely focus on high value-added integration projects including Portraits Online(TM) technology. Management believes this type of project offers a higher potential for margin due to the complexity and functionality of the technology. The Company believes the Portraits Online(TM) program offers it a competitive advantage over competing integration businesses because of the functionality and electronic commerce advantages it presents to potential customers. There can be no assurance, however, that the Company will be successful in generating increased sales because of the Portraits Online(TM) program or that any sales obtained will result in the desired improvements to the Company's financial condition or results of operations. There can also be no assurance that competitors will not develop similar or superior products which may adversely affect the Company's sales efforts.

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

      Interactive Media's digital imaging systems integration operations are managed from the Company's Pittsburgh, Pennsylvania office while installations are performed at the respective clients' locations. Technical resources necessary for installations and technical support are based in the Company's Ft. Lauderdale, Florida office. Digital imaging systems integration services are marketed under the brand-name Allin Digital Imaging. Revenue has not been dependent on a limited number of customers although one customer accounted for 14% of digital imaging systems integration revenue in 2000.

      Backlog and Pricing. As of December 31, 2000, the Company had a committed backlog of approximately $85,000 for digital imaging systems integration services, all of which is expected to be earned in 2001.

      Because of the predominance of fixed price services included in the Company's digital imaging systems integration operations, meaningful hourly rate information is not available. The Interactive Media Solution Area's gross profit percentage on digital imaging systems integration services increased from 20% in 1999 to 21% in 2000. Digital imaging systems integration services have a higher equipment component to total costs than the other services offered by the Company's solution areas, and typically have lower margins due to the equipment component.

      Research and Development. Development efforts in 2000 included continuing functional and graphical improvements to the previously developed Portraits Online(TM) Internet-based online image selling and archival system. The Company expects that further research and development efforts in 2001 will be focused on improvements to the Portraits Online(TM) system by adding functional and graphical improvements to Web sites and sales presentation templates.

      Suppliers. The Company does not manufacture the hardware components it uses in conjunction with its digital imaging systems integration services and has one or more sources of supply for all such components. Certain equipment utilized in digital imaging systems integration projects, such as digital cameras, may require significant order lead times. The Eastman Kodak Company supplies the largest proportion of the components purchased for Interactive Media's digital imaging systems integration projects. In excess of $1,000,000 of equipment, software and photographic supplies were purchased from Eastman Kodak in 2000. The Company maintains an inventory of equipment and supplies to minimize any potential negative impact on systems integration projects due to unavailability of system components. The third party software utilized in these projects is widely marketed and readily available from a number of suppliers. The Company purchases and intends to continue to purchase components through purchase orders and does not have long-term supply contracts. The Company plans to use readily available hardware and software in its activities to the extent possible to help ensure ready availability of components. The Company believes that reasonable alternative sources of supply currently exist for all components.

      Digital imaging systems integration projects are less labor intensive than the Company's other solution area services. The services are performed by a dedicated technical staff. The Company recruits digital imaging consultants on an as-needed basis. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, despite a general labor shortage for technically skilled personnel. Compensation for the technical staff is primarily salary-based.

      Competition. The market for digital imaging systems integration services, primarily for conversion of established businesses from use of conventional wet photography to digital imaging technology, is small at present, although growing. The market is expected to grow rapidly over the next five to ten years as the pace of the expected industry wide conversion grows. Desktop Darkroom, Express Digital and Calumet Photographic are currently the Company's major competitors for systems integration projects with photography studios. The rest of the competition is fragmented among small providers, typically local or regional stockhouses specializing in marketing photographic products and services to commercial photography businesses. These stockhouses currently place primary emphasis on products and services related to conventional wet photography, as this method is still in predominant usage. The Company believes that its specialized focus on digital imaging systems will be advantageous in competing with the stockhouses and will help to mitigate their advantage of having prior established relationships with existing photography businesses. Interactive Media's digital imaging systems integration services compete on the basis of quality of service and believes the Portraits Online(TM) system currently offers it a competitive advantage.

Legacy Technology Consulting

      Revenue from the Company's legacy technology consulting services significantly declined as a portion of solution area and total revenue from 1999 to 2000. The Company's legacy technology consulting services are performed by Allin Consulting-Pennsylvania and represent the majority of that entity's services when it was acquired in August 1998. The increase in legacy technology consulting services as a percentage of solution area and total revenue from 1998 to 1999 is attributable to the inclusion of only five months of revenue for Allin Consulting-Pennsylvania in 1998. From August to December 1998, legacy technology services would have represented a larger proportion of solution area and total revenue than in 1999. The percentage of solution area and total revenue for the three years ended December 31, 2000 is as follows:

                                       Year Ended December 31
      Legacy Technology                ----------------------
      Percentage of                1998         1999         2000
                                   ----         ----         ----

      Solution Area Revenue          39%          52%          31%
      Total Revenue                  29%          46%          28%

      Industry Overview. Although the market for technology consulting services in general remains robust, demand for legacy technology services remained flat or declined in 2000 as compared with immediately preceding years. A significant factor in the decline in demand over the last two years was the Year 2000 computer issue. This had been a significant factor driving growth in services in the late 1990's as businesses sought assistance in evaluating and subsequently remediating deficiencies in their information networks and computer hardware and software. However, the Year 2000 problem also accelerated movement from older mainframe systems less likely to be Year 2000 compliant to newer client/server network configurations. The Standard & Poor's Industry Survey for Computers:
Commercial Services of June 1, 2000 notes continued slowing of revenue for mainframe custom programming. The survey attributes the decline to the significant transition from mainframe to client/server network configurations, where the availability of pre-packaged software and software application development tools have lessened the need for legacy technology programming.

      Operations. Allin Consulting-Pennsylvania has historically performed technology consulting services for certain legacy technologies, including IBM proprietary mainframe systems and Hogan IBA software applications, which are specialized products for the banking industry. While such operations will continue, the level of these services has declined significantly in 1999 and 2000. Management expects a continued significant decline in the level of legacy technology services performed in 2001. Historically, virtually all of legacy technology consulting services have been delivered on a customer-managed basis. In the Company's recent restructuring of solution area operations, legacy technology consulting services have been separated from other solution area services that are more closely consistent with the Company's Microsoft-based technology focus. Legacy technology consulting services will be overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

      The Company provides legacy technology consulting and custom development for mainframe systems, including application development, data base development and administration, and data communications development for IBM proprietary technology, intended to meet its clients' legacy system needs for special or deadline sensitive projects, peak and backlogged workloads, and specialized skill applications. Allin Consulting-

Pennsylvania provides technical solutions including custom development for IBM MVS proprietary environments and mainframe development and support for Cobol, DB2, IMS DB/DC and CICS applications.

      Additionally, the Company provides specialized technology consulting services for the banking industry, including conversions for mergers and acquisitions, software product implementation, systems modification and support. The banking industry services are focused on development, implementation and management of Hogan IBA software applications, which are specialized products for the banking industry. The banking industry consulting services specialize in applications for deposits, lending, back-office operations, product/service offerings and delivery/alternate delivery and also support systems devoted to automatic teller machines, call centers, interactive video kiosks, telephone and home banking operations.

      The Company's legacy technology consulting services experienced the strongest Year 2000 impact of any of the Company's solutions area operations. Management believes that many of the Company's customers have moved significant focus in their organizations from mainframe to client/server systems. The Company also placed significantly greater marketing emphasis on the Microsoft-based solutions-oriented services offered by the Technology Infrastructure, E-Business and Interactive Media Solution Areas in 1999 and 2000. While the Company is not aggressively seeking new clients for these services, renewal or expansion of services with existing clients is being solicited.

      Legacy technology consulting services were performed by Allin Consulting-Pennsylvania in 2000. Consulting services related to mainframe systems were based in Pittsburgh while the specialized bank industry consulting services were managed from the Pittsburgh office but operated on a national scale. The majority of services were billed on an hourly basis with the remainder based on fixed prices. During 2000, one significant customer, Wells Fargo Bank, accounted for 36% of legacy technology consulting revenue. Concentration among customers is expected to increase in 2001 due to a declining customer base for these services.

      Backlog and Pricing.. As of December 31, 2000, the Company had a committed backlog for legacy technology consulting services of approximately $596,000, all of which is expected to be earned in 2001.

      Average billing rates for legacy technology consulting services as of December 31, 2000 were $101 per hour for Hogan IBA-based consulting and $55 per hour for mainframe-based consulting. Average bill rates did not change significantly from 1999.

      Suppliers. Legacy technology consulting services are primarily labor intensive and are provided by the Company's consultants and engineers. Due to the declining nature of these services, the Company recruits only on an as-needed basis. Compensation for the Company's legacy technology consulting staff is a mix of salary- and hourly-based employees and hourly-based independent contractors. There is a limited market of consultants familiar with Hogan IBA software which may negatively impact the Company's continued performance of legacy technology services for the banking industry.

      Competitors. For mainframe-based legacy technology consulting services, competitors include Ciber, A. C. Coy and Rapidigm. Competition for specialized legacy technology consulting services for the banking industry comes from firms such as Moskowitz and Co. and Logica. The Company competes on the basis of the high quality of the services offered.

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

      Revenue from the Company's Ancillary Services & Product Sales has decreased as a proportion of the Company's overall revenue from 1998 to 2000. The Company's management believes that this trend is consistent with the Company's evolution to becoming predominantly a provider of technology consulting and systems integration services, which are reflected as Solution Area Services above. The percentages of total revenue represented by the Company's Ancillary Services & Product Sales for the three years ended December 31, 2000 are as follows:

                                                  Year Ended December 31
      Ancillary Services & Product Sales          ----------------------
      Percentage of                        1998            1999            2000
                                           ----            ----            ----

      Total Revenue                          24%             11%             10%

      One customer, Carnival, accounted for greater than 10% of Ancillary Services & Product Sales during 2000.

Interactive Television Transactional Revenue & Management Fees

      The percentage of total revenue derived from interactive television transactional revenue and management fees for the three years ended December 31, 2000 is as follows:


      Interactive Television
      Transactional Revenue &               Year Ended December 31
      Management Fees                       ----------------------
      Percentage of                  1998            1999            2000
                                     ----            ----            ----

      Total Revenue                    20%              6%              2%

      The Company continued to derive revenue from interactive television operations on two cruise ships during 2000 for transactional interactive services such as pay-per-view movies and video gaming. No management fees were earned in 2000 for operation of interactive television systems, as had been the case in 1998 and 1999. In 2000, operations of this type were provided under a contract with Carnival that originated when the Company followed an owner-operator model from 1995 to 1997 and installed interactive television systems on cruise ships with the Company bearing a significant portion or all of the system capital cost. The level of operations of this type was significantly reduced in 2000 as compared to prior years. The Company began 1999 and 1998 operating interactive systems on a total of eight and eleven cruise ships, respectively, for Celebrity, Royal Caribbean, Carnival and Norwegian Cruise Lines. The systems aboard the two Carnival ships that continued operation in 2000 historically provided the highest per-ship revenue from pay-per-view movies. Carnival purchased the systems in February 2001. The Company expects operation of the systems will be transitioned to Carnival no later than April 2001, after which ship-based transactional services will be discontinued as a revenue stream for the Company.

      The Company has entered into agreements with distributors of motion pictures for non-theatrical viewing under which the distributor licenses to the Company the right to make pay-per-view movies available on the Company's interactive television systems. Payment to the distributors is based on revenue derived from the sale of such movies on the Company's interactive television systems or on a fixed price basis for certain time periods. The distributor pays the associated royalties to the motion picture studios and other third parties. Such agreements will be terminated upon transfer of operations to Carnival.

Digital Imaging Product Sales

      The percentage of total revenue derived from digital imaging product sales for the three years ended December 31, 2000 is as follows:

                                            Year Ended December 31
      Digital Imaging Product Sales         ----------------------
      Percentage of                  1998            1999            2000
                                     ----            ----            ----

      Total Revenue                     2%              3%              5%

      Operation of digital imaging systems involves the continual usage of consumables such as photographic paper, photographic ribbons and compact discs. Studios will also from time to time purchase additional equipment to enhance the capabilities of systems they have installed or in response to increasing business volume. Most of the components utilized in digital imaging systems can be sold separately to be utilized in conjunction with previously installed systems, including cameras, printers, computer workstations, scanners and software. The Company views being a source of digital consumable supplies and ongoing equipment upgrades as an aid in maintaining the relationships it establishes with its digital imaging systems integration customers. The Company has to date generated ancillary sales from the majority of customers for which it has performed digital imaging systems integration services. The Company believes that being an ongoing source for equipment and consumable purchases enhances customer satisfaction with their digital imaging systems. The Company also believes that ongoing customer relationships help to create opportunities for the development of additional business through referrals, although there can be no assurance that increases in revenue will be realized.

      The Company realized a 46% increase in digital imaging product sale revenue in 2000 as compared with 1999, attributable to a substantially larger base of customers with installed digital imaging systems in 2000. Digital imaging product sales are handled utilizing sales, administrative and technical personnel in the Company's Ft. Lauderdale office. No customers accounted for 10% or more of digital imaging product sales in 2000.

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

      Competitors. The market for digital imaging equipment and consumable supplies is a growing component of the overall photography industry. Competition for digital imaging equipment comes from both product manufacturers, photographic supply houses such as Calumet Photographic and computer hardware and software vendors for computer workstations and software. Competition for consumable supplies comes from both product manufacturers and supply houses. The substantial majority of the Company's sales of this type are to customers who have an ongoing relationship with the Company from installation of a digital imaging system. The Company believes these relationships offer it a competitive advantage for digital imaging product sales.

Information System Product Sales

      The percentage of total revenue derived from information system product sales, excluding sales to related companies, for the three years ended December 31, 2000 is as follows:

                                              Year Ended December 31
      Information System Product Sales        ----------------------
      Percentage of                    1998           1999           2000
                                       ----           ----           ----

      Total Revenue                       2%             1%             2%

      Industry Overview. The market for computer hardware and software sales is a significant component of the American and worldwide economies. Standard & Poor's Industry Surveys for Computers: Hardware (December 14, 2000), Networking Equipment (September 14, 2000) and Software (October 5, 2000) estimate the worldwide market size as exceeding $530 billion annually. These surveys foresee the dynamic growth of the Internet driving continued growth in demand for information system products. The hardware and software market is very diverse in the types of organizations participating, ranging from giant manufacturers employing direct sales, to retail stores specializing in computer products, to hardware and software being one of multiple product lines offered by other retail or consulting businesses.

      Operations. The Company's historical operations for information system product sales have been predominantly in support of related companies. Third party business has been primarily obtained in connection with technology consulting engagements carried out by the Company's solutions areas. The Company's cruise line customers are a secondary source of information system product sales, primarily for replacement equipment for interactive television systems. The Company does not aggressively market product sales of this type.

      Information system product offerings include most computer-related hardware and software available in the marketplace. The Company has historically maintained relatively little in inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Hardware and software sales operations were conducted from the Company's Ft. Lauderdale and Pittsburgh offices in 2000. From February to

May 2000, the Company also operated a business in Erie, Pennsylvania known as Erie Computer Company ("Erie Computer"), subsequent to the Company's purchase of certain assets utilized in the operation of Erie Computer. A significant portion of Erie Computer's sales during this period were information system product sales. The assets related to the Erie Computer operations were sold in May 2000. During 2000, two customers accounted for 26% and 12%, respectively of information system product sales.

      Suppliers. Most of the products sold by the Company are readily available from a large number of sources. There are limited sources of supply for some of the replacement interactive television equipment sold by the Company, which is purchased under the Supplier Agreement with On Command. See Suppliers under the Interactive Media section of this Item 1 - Business for additional information regarding the Company's Supplier Agreement with On Command. The Company does not anticipate problems in obtaining necessary equipment.

      Competitors. As noted above, the numbers and types of entities selling computer related hardware and software products are numerous and diverse. Some computer manufacturers, such as Gateway and Dell, sell equipment directly to clients. Hardware and software products are readily available at a number of retail outlets specializing in these types of products, such as CompUSA, but can also be obtained from retailers as diverse as department stores, bookstores, and office supply outlets. Additionally, there are a large number of computer consultants that also sell hardware and software. The Company believes that opportunities arising from technology consulting and systems integration engagements will continue to be a prominent source of customers and this referral source is expected to serve as a competitive advantage with those customers.

Other Services

      The percentage of total revenue derived from other services for the three years ended December 31, 2000 is as follows:

                                            Year Ended December 31
      Other Services                        ----------------------
      Percentage of                    1998           1999           2000
                                       ----           ----           ----

      Total Revenue                       0%             1%             2%

      Other services includes several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity. Examples of the types of revenue included are placement fees and Internet hosting fees. While the Company actively discourages customers from hiring solution area consultants, there are occasionally situations related to the Company's legacy technology consulting services where the Company and a customer believe this to be mutually beneficial. In these situations the Company will charge placement fees. The Company has also occasionally hosted customer Internet web sites on its servers for which it charges hosting fees. During 2000, Allin Digital also sold photographic output under a short-term concessionaire arrangement. Other services are not expected to be significant to the Company's operations.

Research and Development; Capitalized Software Development Costs

      During 2000, the Company expensed approximately $43,000 for research and development costs. The Company did not capitalize any software development costs. Research and development activities were associated mainly with continued development of the Portraits Online(TM) Internet-based digital image access and order system, including functional and graphical improvements, and continuing application development and functionality improvements related to On Command hardware platform utilized in interactive media systems.

      During 1999, the Company expensed approximately $56,000 for research and development costs. The Company did not capitalize any software development costs. Research and development activities were associated mainly with development of the Portraits Online(TM) Internet-based digital image access and order system, including functional and graphical improvements, and continuing application development and functionality improvements related to On Command hardware platform utilized in interactive media systems.

      During 1998, the Company expensed approximately $152,000 for software development, principally for enhancement of video server technology, healthcare related interactive application development, preliminary research regarding end-user interactive components and continued development of the Portraits Online(TM) image retrieval and archival technology. An additional $21,000 of software development was capitalized, primarily related to digital imaging technology.

Employees

      As of February 15, 2001, the Company employed approximately 125 people and utilized the services of approximately 10 independent contractors. None of the employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

Marketing and Sales

      The Company's marketing and sales efforts are targeted toward businesses having between $250 million and $1 billion in annual revenue. The Company's Technology Infrastructure and E-Business solution areas target horizontal markets, meaning potential clients in any industry. The Interactive Media solution area currently targets three vertical markets for its services, the cruise, healthcare and professional photography industries.

      The Company has nineteen dedicated sales and marketing personnel focusing on securing engagements for or promotion of the Company's different solution area services. Certain of the Company's operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company's solution area operations. The Company additionally has a sales referral arrangement in place through March 31, 2001 with one party focusing on digital imaging services.

(d) Financial Information About Geographic Areas

      Financial information about geographic areas in which the Company operates is included in Note 21 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data.

(e) Risk Factors

      Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures about Market Risk and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Nasdaq Stock Market Requirements. The Company is required to maintain certain financial and other criteria for continued listing of the common stock on The Nasdaq Stock Market's National Market, including net tangible assets of $4,000,000, a public float of $5,000,000 (that is, the market value of the Company's common stock held by non-affiliates of the Company) and a minimum bid price of the common stock of $1.00. The Company's net tangible assets were $4,055,000 as of December 31, 2000. There can be no assurance given that the Company will meet the net tangible assets requirement as of March 31, 2001. The Company currently believes it is in compliance with the public float requirement. However, Nasdaq is currently reviewing the Company's inclusion of common shares beneficially owned by certain entities holding greater than ten percent of the Company's outstanding common stock in its calculation of public float. Nasdaq may disagree with the Company's calculation and find the Company to be out of compliance with the public float requirement. There can be no assurance the Company will be able to meet the National Market listing criteria on an ongoing basis. If the Company is unable to continue meeting the requirements for listing on the Nasdaq Stock Market's National Market, the Company will likely seek to have the common stock listed on the Nasdaq Stock Market's SmallCap Market, although Nasdaq could, in its discretion, decline to designate the common stock as a SmallCap security.

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

      Limited Operating History Under New Marketing Strategies and Solution Area Structure. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solution areas meeting customer needs for technology-based solutions. Additionally, in early 2001 the Company reorganized its solution area structure, consolidating the Microsoft-focused solutions-oriented operations, previously falling under Knowledge Management and Business Operations Solution Areas, with the operations of the E-Business Solution Area. The Company is seeking to develop additional solutions-oriented business for all of its solution areas. While the Company obtained revenue growth in 2000 from certain of its solution areas, there can be no assurance that the Company will be successful at growing solutions-oriented revenue in any of its solution areas in the future or that any growth obtained will offset or exceed the expected declines in legacy technology consulting revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit. During the third quarter of 2000, the Company has also implemented changes to the Interactive Media Solutions Area's marketing strategy for digital imaging systems integration services. Interactive Media intends to more closely focus on high value-added integration projects including Portraits Online(TM) technology. Management believes the strategic shift allows the prospect of improved margin on digital imaging services, although there can be no assurance that such improved margin will be realized. Because the Company has only a limited history of operations with the current solution area structure and marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

      Decline in Legacy Technology Consulting Services. The Company has experienced a substantial decline in demand for legacy technology consulting services related to mainframe systems and specialized Hogan IBA software products for the banking industry. Revenue and gross profit derived from these services have declined steadily during 1999 and 2000 and are expected to continue to do so in 2001. The decline is attributable to both industry trends and the Company's marketing focus on solutions-oriented services. Legacy technology consulting services were formerly a significant source of cash flow to the Company. There can be no assurance that the Company will be successful in developing a sufficient level of solutions-oriented consulting services to offset the declines in revenue and gross profit from legacy technology consulting services.

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

      Dependence on Key Personnel. The Company's success is dependent on a number of key management, technical and operational personnel for the management of consulting and systems integration operations, development of new markets and timely installation of its systems. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

      Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2000. As of December 31, 2000, the Company had an accumulated deficit of $33,381,000. The Company anticipates that it will continue to incur net losses at least through a portion of 2001, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

      Risks Inherent in Development of New Markets. The Company's strategy includes attempting to develop an ongoing business base for its interactive media systems integration and consulting services in the healthcare industry. This strategy presents risks inherent in assessing the value of development opportunities, in committing resources in an unproven market and in integrating and managing new technologies and applications. Within this new market, the Company will encounter competition from a variety of sources. There can be no assurance that the

Company will be successful at establishing an ongoing base of revenue in this new market, or that any contracts obtained will generate improvements to the Company's profitability or cash flow.

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

Item 2 - Properties

      The Company's principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in leased office space. The Pittsburgh office houses the Company's executive management, technical, recruiting and financial personnel. Technology Infrastructure and E-Business Solution Area management, sales, technical and administrative personnel associated with the Company's Eastern United States operations, including legacy technology consulting services, also utilize the Pittsburgh office.

      The Company's Technology Infrastructure and E-Business Solution Areas also utilize leased office space in San Jose and Walnut Creek, California. These offices serve as a base of operations or an available worksite for solution area management, sales, technical or administrative personnel associated with Western United States solution area operations. The Walnut Creek office was newly established in January 2000.

      The Interactive Media Solution Area utilizes leased office space in Ft. Lauderdale, Florida as the primary base of operations for its consulting and systems integration operations. Solution area management, sales, technical and administrative personnel associated with Interactive Media solution area operations utilize the Ft. Lauderdale office. The Ft. Lauderdale office is comprised of mixed-use space and includes professional office space, work areas for configuration of equipment utilized on systems integration projects and storage areas for inventory. The Company expects to lease additional office space at its Ft. Lauderdale location in 2001 to accommodate expected growth in Interactive Media operations.

      The Ft. Lauderdale office also houses the management and administrative functions associated with several of the Company's ancillary services, including interactive television transaction-based operations and digital imaging and information product sales.

      As of December 31, 2000, all of the Company's leased offices were fully utilized. All offices, except the Ft. Lauderdale office, were suitable and adequate to meet the organization's needs. The Ft. Lauderdale office is currently over-utilized. The significant backlog of Interactive Media business secured in early 2001 will likely result in the continuing addition of personnel. Management is negotiating to add space in 2001 at the same location presently occupied in Ft. Lauderdale, which should alleviate the current problems. Management does not anticipate difficulty in securing additional space sufficient to meet the Company's anticipated needs at its present location or elsewhere in the Ft. Lauderdale area.

Item 3 - Legal Proceedings

      On June 14, 2000, Allin Consulting-California filed a Complaint for Breach of Contract against Exodus Communications, Inc. ("Exodus") in the Superior Court of California, County of Santa Clara. The complaint sought damages due to Exodus' recruitment and hiring of three of Allin Consulting-California's technology consultants in violation of the non-solicitation terms of the respective agreements for services between Allin Consulting-California and Exodus. In March 2001, Allin Consulting-California and Exodus reached a settlement of the matter, pursuant to which a request for dismissal of the Complaint for Breach of Contract will be filed. Allin Consulting-California expects to receive settlement proceeds in April 2001. The settlement will be reflected in the Company's results of operations upon receipt of proceeds.

      The Company's proceeding in the Court of Common Pleas of Allegheny County, Pennsylvania, against Mark Gerow ("Gerow"), a former employee of Allin Consulting-California, was settled in January 2001 and the Company's proceeding was dismissed. The settlement resolved the amount of contingent payment to be made to Gerow under a Stock Purchase Agreement pursuant to which the Company acquired all of the stock of MEGAbase Corporation ("MEGAbase") in November 1998. Gerow was the sole shareholder of MEGAbase. MEGAbase was merged into Allin Consulting-California subsequent to acquisition. On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to Gerow. The closing Nasdaq market price of the Company's common stock on the date of issuance was $1.406 per share.

      The Company from time to time is involved in other litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject, for which any material adverse judgement is considered probable.

Item 4 - Submission of Matters to a Vote of Security Holders

      (a) A Special Meeting of the Stockholders of the Company was held on Friday, December 29, 2000.

      (b)   Not applicable.

      (c) The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Special
            Meeting:

            Proposal 1:       To approve the issuance of shares of the Company's
                              Series G Convertible Redeemable Preferred Stock.

            Proposal 2:       To approve the issuance of warrants to purchase
                              shares of the Company's common stock to the purchasers of the Company's Series G Convertible
                              Redeemable Preferred Stock.

            Results were as follows:

                           Votes For     Votes Against     Votes Abstaining     Shares Not Voted
            Proposal 1     3,930,235           448,287                1,300            2,573,292
            Proposal 2     3,930,035           448,487                1,300            2,573,292


                  There were a total of 6,953,114 shares of the Company's Common Stock eligible to vote at the Special Meeting. There were no broker non-votes.

      (d)   Not applicable.

Part II

Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

      Allin Corporation's common stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market in November 1996 under the symbol "ALLN". During 2000, the high and low closing prices per share of the common stock as reported by Nasdaq were $5.125 and $1.250, respectively. On March 15, 2001, there were approximately 91 record holders of the common stock. Record holders do not include owners whose shares are held only in street name by a broker or other nominee.

      Quarterly high and low closing prices per share of the common stock as reported by Nasdaq during 1999 and 2000 were as follows:

High and Low Closing Prices Per Share of Common      Quarterly     Quarterly
Stock as Reported by Nasdaq                          High Price    Low Price

First Quarter 1999                                        3.875        2.500
Second Quarter 1999                                       3.250        2.438
Third Quarter 1999                                        5.000        3.000
Fourth Quarter 1999                                       5.250        4.250

First Quarter 2000                                        5.125        3.438
Second Quarter 2000                                       3.438        2.188
Third Quarter 2000                                        2.500        1.750
Fourth Quarter 2000                                       2.313        1.250

      There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, and amended as of October 1, 1999, prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D Convertible Redeemable Preferred Stock and Series F Convertible Redeemable Preferred Stock. The annual renewal of the S&T Loan Agreement for the year ended September 30, 2001 extended the covenant concerning dividends to the Company's Series G Convertible Redeemable Preferred Stock, if issued upon approval by the holders of a majority of the Company's common shares. Such approval and issuance of the Series G preferred stock occurred in December 2000. The Loan and Security Agreement expires September 30, 2001. Each of the Certificates of Designation governing the Company's Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

      On January 26, 2001, the Company issued 14,225 shares of its common stock to Mark Gerow as part of a settlement of payment due under a Stock Purchase Agreement pursuant to which the Company acquired all of the stock of MEGAbase. As no public offering was involved, the issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On December 29, 2000, following common stockholder approval at a special meeting of stockholders, the Company issued 150 shares of its Series G Convertible Redeemable Preferred Stock. The Series G preferred stock was sold to certain of the Company's executive officers, directors and existing holders of common stock. The Series G preferred stock has a liquidation value of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of eight percent of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends will be payable quarterly in arrears on the first day of each calendar quarter.

      There is no mandatory redemption date for the Series G preferred stock, although the Company may redeem shares of Series G preferred stock after December 29, 2005. The redemption price for each share of Series

G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock.

      Series G preferred stock is convertible into common stock at any time prior to redemption by the Company, if any. The conversion prices will be as follows:

 .     Until and including December 29, 2001, each share of Series G preferred stock may be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the Common Stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the date of the conversion.

 .     After December 29, 2001, each share of Series G Preferred Stock held by each holder may be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29, 2001.

In any event, the minimum conversion price used as a denominator in the foregoing calculations will be $0.35. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion

      In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion prices for the Series G preferred stock will be adjusted on a weighted average basis in the event of a dilutive issuance involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the conversion price of the Series G preferred stock then in effect or 85% of the market value of the common stock, except for the issuance of common stock as a result of the exercise of options issued at or above fair market value at date of grant, the conversion of any preferred stock outstanding as of September 29, 2000 or the Series G preferred stock, the exercise of warrants outstanding as of September 29, 2000 or the warrants issued December 29, 2000, the acquisition by the Company of another business or the assets of another business or a firm commitment underwritten public offering of the common stock resulting in net proceeds to the Company of not less than $10,000,000.

      On December 29, 2000, Series G preferred shareholders also received warrants to purchase an aggregate of 857,138 shares of common stock at $1.75 per share. Issuance of common stock upon exercise of the warrants was approved on that day by the holders of a majority of the Company's common shares.

      On December 29, 2000, the Company received proceeds, net of offering costs, of approximately $1,434,000 from the sale of the Series G preferred stock and associated warrants. All of the proceeds were utilized in January 2001 to reduce the outstanding balance on the Company's line of credit with S&T Bank.

      As no public offering was involved, the issuance of the Series G preferred stock and the related warrants to purchase shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - Selected Financial Data

                        ALLIN CORPORATION & SUBSIDIARIES

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except for per share data)

      The selected financial data for each of the periods ended December 31, 1996, 1997, 1998, 1999 and 2000 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Supplementary data of the Company (Item 8), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7), included elsewhere in this Form 10-K and in the Company's Form 10-K reports for the periods ended December 31, 1999 and 2000.

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

      The selected financial data for the period ended December 31, 1996 includes the financial position and results of operations of Allin Corporation, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the portion of 1996 for which the company had operations or that was subsequent to acquisition. The selected financial data for the period ended December 31, 1997 reflects the financial position and results of operations of these six companies for the full year of 1997. The selected financial data for the period ended December 31, 1998 reflect the financial position and results of operations of the previously noted six companies for the full year of 1998 and Allin Consulting-Pennsylvania for the portion of 1998 subsequent to acquisition. Operations for MEGAbase subsequent to acquisition are reflected with Allin Consulting-California. The selected financial data for the periods ended December 31, 1999 and 2000 reflect the financial position and results of operations of Allin Corporation, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the full years of 1999 and 2000.

                                                                          Period Ended December 31,
                                                                 -----------------------------------------
                                                   1996              1997           1998           1999           2000
                                               -----------       -----------    -----------    -----------    -----------
Statement of Operations Data:
  Revenue ..................................        $1,110            $9,596        $15,291        $24,977        $24,089
  Cost of sales ............................           645             5,988          8,781         15,558         15,073
                                               -----------       -----------    -----------    -----------    -----------
  Gross profit .............................           465             3,608          6,510          9,419          9,016
  Depreciation & amortization ..............         1,339             3,887          3,414          2,508          2,138
  (Gain) loss on impairment or disposal
      of assets ............................            (1)            1,227          3,165             87            (85)
  Other selling, general & administrative ..         6,491             9,403          7,358          9,246          9,784
                                               -----------       -----------    -----------    -----------    -----------
  Loss from operations .....................        (7,364)          (10,909)        (7,427)        (2,422)        (2,821)
  Interest expense (income), net ...........           800              (413)            (7)           173            212
                                               -----------       -----------    -----------    -----------    -----------
  Loss before provision for income taxes ...        (8,164)          (10,496)        (7,420)        (2,595)        (3,033)
  Provision for (benefit from) income taxes             22                45             --             10            (79)
                                               -----------       -----------    -----------    -----------    -----------
  Loss before equity loss ..................        (8,186)          (10,541)        (7,420)        (2,605)        (2,954)
  Equity in loss of non-consolidated
      corporation ..........................            --                --             28             72             --
                                               -----------       -----------    -----------    -----------    -----------
  Loss from continuing operations ..........        (8,186)          (10,541)        (7,448)        (2,677)        (2,954)
  (Gain) loss from discontinued operations .           161               162         (1,657)            (1)            --
                                               -----------       -----------    -----------    -----------    -----------
  Net loss .................................        (8,347)          (10,703)        (5,791)        (2,676)        (2,954)
  Accretion and dividends on preferred stock           106               232            779            699            637
                                               -----------       -----------    -----------    -----------    -----------
  Net loss attributable to common shareholders     $(8,453)         $(10,935)       $(6,570)       $(3,375)       $(3,591)
                                               ===========       ===========    ===========    ===========    ===========
  Net loss per common share ................        $(2.98)           $(2.12)        $(1.20)        $(0.56)        $(0.56)
                                               ===========       ===========    ===========    ===========    ===========
  Weighted average number of common
      shares outstanding ...................     2,834,565         5,157,399      5,466,979      5,972,001      6,371,827
                                               ===========       ===========    ===========    ===========    ===========

                                                                             As of December 31,
                                                                             ------------------
                                                   1996              1997           1998           1999           2000
                                               -----------       -----------    -----------    -----------    -----------
Balance Sheet Data:
  Working capital ..........................       $14,051            $6,748         $2,513         $2,228         $1,898
  Total assets .............................        32,677            21,653         26,312         24,026         24,282
  Total liabilities ........................         3,875             3,644          8,071          6,047          8,295
  Preferred stock ..........................         2,480             2,500          4,652          7,578          6,667
  Stockholders' equity .....................        26,322(1)         15,509         13,589         17,979         15,987

(1) Includes a charge of $661,000 related to the induced conversion of various loan balances due stockholders of the Company into 244,066 shares of the Company's common stock.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, words such as "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results and outcomes could differ materially as a result of such important factors including, among other things, the Company's ability to continue meeting Nasdaq Stock Market requirements, public market and trading issues, the Company's limited operating history under new marketing strategies and a new solution area structure, the decline in demand for legacy technology consulting services, risks associated with the management of growth and geographic expansion, dependence on key personnel, competitive market conditions, liquidity, uncertainty as to the Company's future profitability; the Company's history of net losses and accumulated deficit, the risks inherent in development of new markets and products; competition in the Company's existing and potential future lines of business; rapidly changing technology and fluctuations in operating results, as well as other risks and uncertainties. See Item 1 under the caption "Risk Factors".

Overview of Organization, Products & Markets

      Allin Corporation (the "Company") is a solutions-oriented information technology consulting company that teams with businesses to help them transform the promise of the internet into practical business realities through three interrelated solution areas: Technology Infrastructure, E-Business and Interactive Media. The Company offers Microsoft-focused technology consulting, application development and systems integration services specializing in Windows 2000-based and Exchange 2000-based software. The Company maintains a customer-oriented focus in its marketing strategy and operations. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs.

      The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 2000, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. Unless the context otherwise requires, all references herein to the "Company" mean Allin Corporation and its subsidiaries. The Company utilizes the trade-names Allin Consulting, Allin Interactive and Allin Digital Imaging in its operations. The Company is headquartered in Pittsburgh, Pennsylvania and operates additional offices in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida. The Company sold a subsidiary, SportsWave, Inc. ("SportsWave") in September 1998.

      The financial information for the period ended December 31, 1998 reflects the results of continuing operations of the Company, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the full year of 1998 and the results of continuing operations for Allin Consulting-Pennsylvania subsequent to acquisition. Allin Consulting-California's results of operations include the former MEGAbase business subsequent to its acquisition. The financial information for the periods ending December 31, 1999 and 2000 reflect the results of operations of the Company, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the full years of 1999 and 2000. Results of SportsWave's operations prior to its sale and the gain realized on the sale of SportsWave in 1998 are reflected as results of discontinued operations

      The Company's solution area-based organizational structure is designed to complement the customer-oriented focus of the Company's marketing strategy. The solution area structure is defined more by a customer's use of the services rather than technological disciplines. The Company is intent on building long-term customer relationships by providing value in the form of solutions that address specific customer information technology needs. The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and will foster the growth of long-term customer relationships with ongoing service opportunities. A brief description of the Company's solution areas follows:

 .     The Technology Infrastructure Solution Area focuses on customers' network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems that maximize network availability and efficiency, and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers. Technology Infrastructure targets horizontal markets, meaning businesses across a broad spectrum of industries.

 .     The E-Business Solution Area provides solutions that enable organizations to evaluate and optimize business processes and extend corporate messages, products, services and processes to customers, partners and suppliers. E-Business delivers portal and business intelligence solutions that automate and streamline information creation, storage, sharing and retrieval. E-Business solutions enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Solutions emphasize Internet- and intranet-capabilities including company portals, extranet-based value chains and electronic commerce sites, data warehousing, work flow, and interfaces with or custom development for business operation transaction systems. E-Business also targets horizontal markets.

 .     The Interactive Media Solution Area focuses on the Company's expertise in digital media applications including interactive television and digital imaging solutions. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Interactive Media delivers business-to-business and business-to-consumer E-commerce platforms that enable customers to improve service and increase productivity and revenue. Interactive television operations are currently focused on two vertical markets, the cruise line segment of the travel and leisure market and the healthcare market. Digital imaging solutions are focused on the professional photography market. Interactive Media performs services on both a consulting and systems integration basis.

      The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft Corporation ("Microsoft"). Both of the Company's Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. The Company intends to continue its specialization in Microsoft-based technology products.

      Beginning in 2001 the Company has changed its solution area structure to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its delivery message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies, including IBM proprietary mainframe systems and Hogan IBA software applications, which are specialized products for the banking industry. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments previously reported as Solution Area Services. To enhance comparability of the information with reporting of results of the Company's future operations, information for the years ended December 31, 1998, 1999 and 2000 has been restated to conform to the new solution area structure.

      Management believes the economic downturn experienced in early 2001 has, on at least a short-term basis, negatively impacted the demand for technology consulting services. Management believes that certain trends, previously discussed in Item 1, Business under the caption "Industry Overview - Technology Consulting Services", including expected growth in business-to-business Internet-based commerce, advances in portal and business intelligence technology products and a continuing shortage of skilled information technology professionals, will continue to increase long-term demand for technology consulting services in the ways indicated. Other factors, such as the economic downturn, may cause short-term variations in the level of demand.

      The Company also provides certain ancillary services and product sales, which are those revenue producing activities that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. These include transaction-based interactive television system operation, digital imaging and information system product sales and other services.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

      The Company's total revenue for the year ended December 31, 2000 was $24,089,000, a decrease from total revenue of $24,977,000 for the year ended December 31, 1999. The decrease of $888,000, or 4%, is the result of several offsetting factors. Revenue from the Company's Technology Infrastructure, E-Business and Interactive Media Solution Areas, which are most closely aligned with the Company's strategic objective of providing Microsoft-focused technology solutions, increased by $4,427,000, or 42%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. However, these gains in revenue were more than offset by decreases in revenue of $4,845,000, or 42%, for the Company's legacy technology consulting services and $1,178,000, or 73%, for interactive television transactional revenue and management fees.

      The Company's solution area revenue, after elimination of intercompany sales, was $21,716,000 for the year ended December 31, 2000, including $3,817,000 for Technology Infrastructure, $2,166,000 for E-Business, $9,041,000 for Interactive Media and $6,692,000 for legacy technology consulting services. Comparable solution area revenue for the year ended December 31, 1999 was $22,134,000 in total, including $2,911,000 for Technology Infrastructure, $2,340,000 for E-Business, $5,346,000 for Interactive Media and $11,537,000 for legacy technology consulting services.

      Technology Infrastructure revenue increased $906,000, or 31%, in the year ended December 31, 2000 as compared to the year ended December 31, 1999. The Company's management believes several factors have contributed to the Technology Infrastructure revenue growth. Internet-based business-to-business commerce is expected to accelerate rapidly in the early years of the 2000's. The way the Internet is transforming interaction among businesses and their customers and suppliers is prompting businesses to evaluate and upgrade their technology infrastructure to be able to take advantage of Internet-driven opportunities. Advancing portal and business intelligence technology products also require more robust infrastructure. Another factor that management believes has contributed to the growth in Technology Infrastructure revenue in 2000 is the introduction of Microsoft's Windows 2000 operating platform. Management believes these general trends in technology are creating conditions favorable to continuing long-term growth in demand for Technology Infrastructure services. There can be no assurance, however, that revenue will be realized at the same or higher levels in future periods, or that any revenue increase realized would result in the desired improvements to the Company's financial condition or results of operations.

      The E-Business Solution Area recorded a revenue decrease of $174,000, or 7%, for the year ended December 31, 2000 as compared with the prior year. As was discussed in the Industry Overview - Technology Consulting Services section in
Item 1 Business, of this Report on Form 10-K, the Internet is viewed by industry analysts as driving a significant level of technological and business innovation, with Internet-related business activity expected to grow significantly over the early years of the 2000's. Technological trends support increasing demand for complex solutions based on advanced portal and business intelligence products. Although a revenue increase was not realized for this solution area in 2000, management believes that the compelling market forces still represent an opportunity for long-term growth in E-Business services. The Company plans to continue significant marketing efforts to attempt to generate additional sales for the E-Business Solution Area in 2001. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its E-Business Solution Area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

      Interactive Media Solution Area revenue totaled $9,041,000 for the year ended December 31, 2000, including $1,283,000 for interactive media consulting, $5,914,000 for interactive media systems integration and $1,844,000 for digital imaging systems integration. Comparable Interactive Media revenue for the year ended December 31, 1999 was $5,346,000 in total, including $758,000 for interactive media consulting, $3,068,000 for interactive media systems integration, and $1,520,000 for digital imaging systems integration. The increase in Interactive Media Solution Area revenue from 1999 to 2000 was 69%.

      Interactive Media consulting revenue increased $525,000, or 69%, for the year ended December 31, 2000 as compared with the prior year. The increase in revenue in 2000 as compared to 1999 was attributable to applications development for an increased number of ship-based interactive television systems, an increased level of applications design and development for healthcare industry customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems. The Company's management believes there is potential for continued growth of interactive media consulting in the markets targeted by the Interactive Media Solution Area. The Company expects that a contract entered in February 2001 for applications development for interactive television systems to be installed on Carnival ships will likely result in an increased level of consulting services in 2001. There can be no assurance, however, that the Company's Interactive Media Solution Area will continue to realize consulting revenue equal to or greater than was realized in 2000 or that any increase realized will result in the desired improvement to the Company's financial condition or results of operations.

      Revenue for Interactive Media systems integration services increased by $2,846,000, or 93%, in the year ended December 31, 2000 as compared to the year ended December 31, 1999. In 2000, installation of interactive television systems were completed aboard two ships and partially completed on two others. In 1999, one ship-based interactive television system was installed. Systems integration services provided to customers in the healthcare industry also substantially increased in 2000 as compared to 1999. Interactive Media systems integration revenue recognized in both years included portions of sales revenue associated with four interactive systems originally installed on Celebrity ships under the owner-operator model utilized by the Company from 1995 to 1997. Systems integration revenue was recognized on the Celebrity ship system sales over the minimum life of an associated maintenance agreement, through March 17, 2000. Revenue related to the Celebrity ship system sales was higher in absolute dollars as well as a significantly higher proportion of overall systems integration revenue in 1999. In February 2001, the Company entered an agreement with Carnival for installation of interactive television systems on six Carnival vessels in 2001 and 2002 and also received orders for systems for an additional Celebrity ship and an additional Royal Caribbean ship. Management accordingly expects Interactive Media systems integration revenue to be substantially higher in 2001 than in preceding years. There can be no assurance, however, that projects expected to occur in 2001 will not be delayed or that revenue will be earned at the same or higher levels in 2002 or beyond. There can also be no assurance that systems integration projects to be carried out will result in the desired improvements to the Company's financial condition or results of operations.

      Digital imaging systems integration revenue increased by $324,000, or 21%, in the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in revenue resulted from an increase in the number of digital imaging systems installed in 2000 as compared to 1999. The Company's management believes trade publication advertising and trade show presentations are creating brand awareness for Allin Digital in the portrait photography industry. The Company revised its marketing strategy for digital imaging systems integration services during the third quarter of 2000 to more closely focus on high value-added projects including business-to-business and business-to-consumer E-commerce solutions.

      Revenue from legacy technology consulting services declined $4,845,000, or 42%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The Company's legacy technology consulting services experienced the strongest Year 2000 impact of any part of the Company's solutions area operations. Management believes that many of the Company's customers have moved significant focus in their organizations from mainframe to client/server systems. The Company also placed significantly greater marketing emphasis on the Microsoft-based solutions-oriented services offered by the Technology Infrastructure, E-Business and Interactive Media Solution Areas in 1999 and 2000. Management expects a continued decline in legacy technology consulting revenue in 2001.

      The Company recognized revenue for ancillary services & product sales of $2,373,000 during the year ended December 31, 2000, including $436,000 for interactive television transactional revenue, $1,096,000 for digital imaging product sales, $422,000 for information system product sales and $419,000 for other services. Ancillary services & product sales revenue of $2,843,000 was recognized during the year ended December 31, 1999, including $1,614,000 for interactive television transactional revenue & management fees, $752,000 for digital imaging product sales, $308,000 for information system product sales and $169,000 for other services.

      Interactive television transactional revenue & management fees decreased by $1,178,000, or 73%, in the year ended December 31, 2000 as compared to the year ended December 31, 1999. The Company operated interactive television systems on two ships in 2000 as compared to eight ships for all or a portion of 1999, when the Company ceased operating systems on six ships. No management fees were earned for system operation in 2000 while this had been a revenue stream in 1999. In February 2001, the Company sold the two owned interactive television systems still in operation to Carnival. Transactional revenue will be discontinued as a revenue source to the Company after transfer of systems operation to Carnival, expected no later than April 2001.

      Digital imaging product sales increased by $344,000, or 46%, in 2000 as compared to 1999. The Company derives this revenue stream from the sale of consumable products and equipment utilized in the digital photography process. The substantial majority of sales have been to customers for which the Company had previously installed a digital imaging system. The Company supports these product sales to foster customer satisfaction and ongoing relationships. The increase in revenue in 2000 resulted from a substantially larger base of customers with installed systems than had been present in 1999.

      Information system product sale revenue increased by $114,000 in 2000 as compared to 1999. The Company's operation of Erie Computer following its acquisition in February 2000 through the date of its sale in May 2000 contributed to the increase in this type of revenue. Erie Computer's revenue base included a significant component of information system product sales. The Company also realized a higher incidence of sales of replacement interactive television system equipment to cruise line customers.

      Revenue from other services increased by $250,000 in 2000 as compared to 1999. The increase is primarily attributable to Allin Digital's sale of photographic output under a concessionaire arrangement in 2000. No similar activity was undertaken in 1999.

Cost of Sales and Gross Profit

      The Company recognized cost of sales of $15,073,000 during the year ended December 31, 2000 as compared to $15,558,000 during the year ended December 31, 1999. The decrease in cost of sales of $485,000 is due to the same offsetting factors which resulted in the year-to-year changes in revenue discussed previously. Cost of sales associated with the Technology Infrastructure, E-Business and Interactive Media Solution Areas increased by $2,499,000 while cost of sales associated with legacy technology consulting services decreased by $3,455,000. Gross profit of $9,016,000 was recognized for 2000 as compared to $9,419,000 for 1999, a decrease of $403,000, or 4%. Again, the aggregate decrease in gross profit in 2000 as compared to 1999 is attributable to the effects of the significant revenue changes discussed previously. The Company realized an increase in Technology Infrastructure, E-Business and Interactive Media Solution Area gross profit of $1,928,000, or 42%, but this was more than offset by decreases in legacy technology consulting gross profit of $1,390,000 and gross profit from interactive television transactional revenue and management fees of $1,049,000. Solution area gross profit as a percentage of revenue grew from 35% in 1999 to 38% in 2000, despite significant growth in Interactive Media systems integration services, which typically carry lower margins on the equipment-associated portions of the projects. Management believes the improvement in gross profit percentage for the solution area services demonstrates the Company's success in 2000 in developing higher-margin solutions-oriented business.

      The Company's solution areas recorded a total of $13,426,000 for cost of sales during the year ended December 31, 2000, including $1,557,000 for Technology Infrastructure, $1,187,000 for E-Business, $5,805,000 for Interactive Media and $4,877,000 for legacy technology consulting services. Comparable cost of sales for the year ended December 31, 1999 was $14,382,000 in total, including $1,450,000 for Technology Infrastructure, $1,424,000 for E-Business, $3,176,000 for Interactive Media and $8,332,000 for legacy technology consulting services. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services. Gross profit for the Company's solution areas for the year ended December 31, 2000 was $8,290,000, including $2,260,000 for Technology Infrastructure, $979,000 for E-Business, $3,236,000 for Interactive Media and $1,815,000 for legacy technology consulting services. Comparable gross profit for the year ended December 31, 1999 was $7,752,000 in total, including $1,461,000 for Technology Infrastructure, $916,000 for E-Business, $2,170,000 for Interactive Media and $3,205,000 for legacy technology consulting services. The substantial increase in the solutions-oriented services provided by Technology Infrastructure and Interactive Media in 2000 is primarily responsible for the increase in gross profit.

      Technology Infrastructure gross profit increased $799,000 in 2000 as compared to 1999 while revenue increased by $906,000. The Company was able to realize a 55% increase in gross profit in 2000 from a 31% increase in revenue. The increase in gross profit was realized through growth in high margin solutions-oriented projects. The Company made substantial progress in increasing average Technology Infrastructure billing rates in 2000, which outpaced the rate of compensation increase for the solution area's technical staff. Technology Infrastructure gross profit as a percentage of revenue increased from 50% in 1999 to 59% in 2000.

      E-Business cost of sales decreased $237,000 in 2000 as compared to 1999 while revenue decreased by $174,000, resulting in a gross profit increase of $63,000. The Company was able to realize a 7% increase in gross profit in 2000 from a 7% decrease in revenue. As was discussed in the Industry Overview-Technology Consulting Services in Item 1, Business, the recent growth and future prospects for electronic commerce are moving demand for the type of consulting services provided by the E-Business Solution Area from enabling basic Web presence and simple transactional capability toward integration of electronic commerce with core business operating systems and heightened communication and knowledge sharing requirements inside and outside of organizations. Management believes that the increase in gross profit for E-Business reflects the growing complexity of E-Business projects. Due to this trend, E-Business was also able to make substantial progress in increasing average billing rates in 2000 which outpaced the rate of compensation increase for the solution area's technical staff. E-Business gross profit as a percentage of revenue increased from 39% in 1999 to 45% in 2000.

      Cost of sales for the Interactive Media Solution Area was $5,805,000 in total for the year ended December 31, 2000, including $409,000 for interactive media consulting, $3,934,000 for interactive media systems integration and $1,462,000 for digital imaging systems integration. Interactive Media cost of sales for the year ended December 31, 1999 was $3,176,000 in total, including $362,000 for interactive media consulting, $1,605,000 for interactive media systems integration and $1,209,000 for digital imaging systems integration. Interactive Media Solution Area gross profit was $3,236,000 for the year ended December 31, 2000, including $874,000 for interactive media consulting, $1,980,000 for interactive media systems integration and $382,000 for digital imaging systems integration. Interactive Media gross profit was $2,170,000 for the year ended December 31, 1999, including $396,000 for interactive media consulting, $1,463,000 for interactive media systems integration and $311,000 for digital imaging systems integration. The increases in interactive media consulting and systems integration cost of sales and gross profit primarily resulted from applications development and installation services associated with two complete and two partially complete ship-based interactive television systems in 2000 as compared to one system in 1999 and a substantially higher level of development and integration services for healthcare-industry customers in 2000 as compared to 1999. The increase in gross profit on digital imaging systems integration was driven by an increase in the number of systems installed in 2000 as compared to 1999, which the Company's management attributes to increased brand awareness for Allin Digital in the portrait photography industry. Interactive Media gross profit as a percentage of revenue declined from 41% in 1999 to 36% in 2000. The Company attributes the percentage decline to the significant increase in Interactive Media systems integration realized, which typically carries a lower margin potential due to the inclusion of an equipment component. Another factor was that gross profit realized on the sale of four Celebrity ship-based systems was a significantly higher proportion of overall systems integration gross profit in 1999 than in 2000. The Celebrity system sales had an unusually high gross profit percentage due the system equipment having been depreciated for significant time periods prior to sale.

      Cost of sales for the Company's legacy technology consulting services was $4,877,000 for the year ended December 31, 2000 as compared to $8,332,000 for the year ended December 31, 1999. Gross profit realized on legacy technology consulting services declined from $3,205,000 in 1999 to $1,815,000 in 2000. The declines in legacy technology consulting cost of sales and gross profit are consistent with the period-to-period decline in revenue. Management attributes the declines to both industry trends away from mainframe computer systems and the Company's marketing focus over the last two years on developing higher-margin solutions-oriented business.

      Cost of sales for the Company's ancillary services and product sales was $1,647,000 for the year ended December 31, 2000, including $139,000 for pay-per-view movies associated with interactive television transactional revenue, $939,000 for digital imaging product sales, $316,000 for information system product sales and $253,000 for other services. Cost of sales for ancillary services and product sales was $1,176,000 for the year ended December 31, 1999, including $268,000 for pay-per-view movies, $635,000 for digital imaging product sales, $260,000 for information system product sales and $13,000 for other services. Gross profit on ancillary services and product sales was $726,000 for 2000, including $297,000 for interactive television transactional revenue, $157,000 for digital imaging product sales, $106,000 for information system product sales and $166,000 for other services. Gross profit for ancillary services and product sales was $1,667,000 for 1999, including $1,346,000 for interactive television transactional revenue and management fees, $117,000 for digital imaging product sales, $48,000 for information system product sales and $156,000 for other services. The decline in gross profit of $1,049,000 on interactive television transactional revenue and management fees was attributable to both the reduction in the number of operating ship systems and the discontinuation of management fees for system operation as a revenue source. The growth of gross profit on digital imaging and information system product sales of $98,000 in 2000 as compared to 1999 reflects the growth in sales due to a larger base of installed digital photography systems and increasing incidence of sales of replacement interactive television system equipment to cruise line customers.

Selling, General & Administrative Expenses

      The Company recorded $11,837,000 in selling, general & administrative expenses during the year ended December 31, 2000 as compared to $11,841,000 during the year ended December 31, 1999, a decrease of $4,000. Some of the underlying components of selling, general & administrative expenses changed in 2000 as compared to 1999. The Company experienced decreases in certain expenses in 2000 as compared to 1999, including depreciation, amortization and severance costs. These decreases were offset by the Company's addition of sales, marketing and delivery resources to facilitate the Company's move toward a solutions-oriented project focus.

      During the year ended December 31, 2000, severance accruals of approximately $94,000 were recorded as a result of the termination of services of three managerial and sales personnel associated with the Company's legacy technology consulting services. During the year ended December 31, 1999, a severance accrual of approximately $226,000 was recorded due to the Company's termination of the employment contract for its then President. An additional severance accrual of $81,000 was also recorded in 1999 and related to the involuntary termination of a solution-area employee.

      During the year ended December 31, 1999, the Company recorded a write-down of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office in 1999. The assets written down were disposed of or were not utilized subsequent to the move. The Company also recorded an expense of approximately $120,000 during this period for lease termination costs for the office space formerly occupied by Allin Consulting-Pennsylvania. There was no comparable expense during 2000.

      There were also several unusual items impacting selling, general & administrative expenses in the year ended December 31, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $53,000 was recorded on the sale of assets related to the operations of Erie Computer. Partially offsetting these losses and overall selling, general & administrative expenses was a gain of approximately $137,000 related to Allin Digital's sale of stock held in PhotoWave, Inc., a non-consolidated corporation.

      Depreciation and amortization were $2,138,000 for the year ended December 31, 2000 as compared to $2,508,000 for the year ended December 31, 1999. The decline is primarily due to the inclusion of depreciation expense during 1999 for four shipboard interactive television systems sold to Celebrity in August and September 1999.

      Research and development expense included in selling, general & administrative expenses was $43,000 in 2000 as compared to $56,000 in 1999. The Interactive Media Solution Area's research and development activity during 2000 included continued graphical and functional improvements for the Portraits Online(TM) Internet-based E-Commerce platform targeted for professional photographers and applications development and functionality improvements associated with On Command's equipment platform, which is utilized by the Company for interactive televisions systems. Research and development activities in 1999 focused on similar areas.

Net Loss

      The Company's net loss for the year ended December 30, 2000 was $2,954,000 as compared to $2,676,000 for the year ended December 31, 1999. The increase in net loss of $278,000 resulted from the decrease in gross profit from the Company's legacy technology consulting and interactive television transaction-based services, which exceeded the increase in gross profit realized on solutions-oriented consulting and integration activities.

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

      The Company's solution areas recognized revenue, after elimination of intercompany sales, of $22,134,000 during the year ended December 31, 1999, including $2,911,000 for Technology Infrastructure, $2,340,000 for E- Business, $5,346,000 for Interactive Media and $11,537,000 for legacy technology consulting services. Comparable solution area revenue for the year ended December 31, 1998 was $11,681,000 in total, including $3,971,000 from Technology Infrastructure, $2,007,000 from E-Business, $1,196,000 from Interactive Media and $4,507,000 from legacy technology consulting services.

      Technology Infrastructure revenue decreased $1,060,000, or 27%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decline is attributable to the reorientation of Allin Consulting-California's solutions-oriented consulting mix from primarily Technology Infrastructure in 1998 to a broader mix in 1999, including a stronger emphasis on developing E-Business opportunities. The Year 2000 problem also negatively impacted Technology Infrastructure operations due to customers postponing new technology initiatives in an attempt to keep their information systems operating on a more simple basis for the rollover to the year 2000.

      The E-Business Solution Area recorded a revenue increase of $333,000, or 17%, for the year ended December 31, 1999 as compared with the prior year. The Company's management believes that the improvement resulted from the impact of the Internet driving additional consulting opportunities as customers sought to develop electronic commerce capabilities. The E-Business Solution Area also increased its emphasis on key knowledge services including collaboration, content and document management, business intelligence, search and delivery and workflow in 1999, which the Company believes contributed to the growth in revenue.

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

      The Interactive Media Solution Area began offering consulting services in late 1998. The Company's management believed the growth of interactive media technology in the markets targeted by the Interactive Media Solution Area and the Company's extensive experience with the technology created an opportunity for expansion of Interactive Media services. The Company was able to take advantage of this opportunity in 1999 and realized a $736,000 increase in consulting revenue. The majority of 1999 consulting revenue related to application development for the new interactive television system installed on the Royal Caribbean ship Voyager of the Seas.

      Revenue for interactive media systems integration services increased by $2,741,000, or 838%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. The most significant sources of revenue during 1999 were the interactive television system installed on the Voyager of the Seas and the sale of four shipboard interactive television systems to Celebrity. The Celebrity ship systems had been installed from 1995 to 1997 on an owner-operator model followed by the Company at that time. Operation of the systems and the ongoing transactional revenue was transferred to Celebrity upon the sales. Revenue from the Celebrity system sales was recognized over the minimum period of a related maintenance obligation for the systems, which ended March 17, 2000. No comparably sized projects were undertaken in 1998.

      Digital imaging systems integration revenue increased by $673,000, or 79%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. Digital imaging systems integration services were initiated by the Company in 1998 following a strategic shift from the prior retail sales model for digital images. Systems integration services were performed for only nine months in 1998. The Interactive Media Solution Area also broadened its marketing and sales efforts for digital imaging systems integration services in 1999. The increased marketing scope and full year of activity in 1999 resulted in the substantial revenue increase.

      The substantial increase in legacy technology consulting revenue of $7,030,000, or 156%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998 is attributable to the acquisition of Allin Consulting-Pennsylvania in August 1998. At the time of acquisition, Allin Consulting-Pennsylvania had substantial consulting practices oriented toward legacy technologies, including specialized Hogan IBA banking industry software and IBM-based mainframe technology. Revenue from Allin Consulting-Pennsylvania was realized for twelve months in 1999 as compared with five months in 1998. Although legacy technology consulting revenue experienced a substantial increase year-to-year, declines were experienced from quarter-to-quarter throughout 1999 due to the impact of the Year 2000 computer problem. The Company's legacy technology consulting services experienced the most negative impact from customers' postponement of new technology initiatives or development projects in order to be conducting a more simple scope of operations at the Year 2000 rollover and from a general business trend away from mainframe systems and toward client/server-based systems.

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

      Interactive television transactional revenue & management fees decreased by $1,409,000, or 47%, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. The revenue decrease is attributable to the Company's transition from an owner-operator model for interactive television systems to a systems integration and consulting services model. The Company began 1998 operating interactive television systems on eleven ships and ended the year continuing to operate eight of the systems. Management fees for system operation were earned on all of these systems throughout 1998. During 1999, the Company ceased operating systems on six ships, thereby losing transactional revenue and management fees. The Company sold four of the interactive systems to Celebrity in August and September of 1999. Management fees for the Celebrity ship systems were also earned at reduced rates for the portion of 1999 prior to transfer, which also contributed to the decline in revenue.

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

      Information system product sale revenue increased by $2,000 in 1999 as compared to 1998. These product sales arose during 1998 and 1999 in connection with technology consulting engagements where the clients desired the Company to procure computer hardware or software that had been recommended as part of a technology solution. The Company did not aggressively market this product line in 1998 and 1999, but maintained it as a customer service.

      Revenue from other services increased by $139,000 in 1999 as compared to 1998. The increase in revenue between the periods is primarily due to increased placement fee activity due to the inclusion of Allin Consulting-Pennsylvania for the full year of 1999.

Cost of Sales and Gross Profit

      The Company recognized cost of sales of $15,558,000 during the year ended December 31, 1999 as compared to $8,781,000 during the year ended December 31, 1998. The increase in cost of sales of $6,777,000 resulted primarily from a $6,442,000 increase in cost of sales for the Company's solution area services, which was attributable to substantial revenue increase for Interactive Media services and legacy technology consulting services. A significant factor in both the increases in revenue and cost of sales is the inclusion of Allin Consulting-Pennsylvania's operations for all of the 1999 period, but only five months of the 1998 period. Gross profit of $9,419,000 was recognized for 1999 as compared to $6,510,000 for 1998, an increase of $2,909,000, or 45%.

Again, the increase in gross profit is attributable to the growth in solution area services partly due to the inclusion of Allin Consulting-Pennsylvania's operations in the entire 1999 period, but only five months in the 1998 period. The percentage increase in gross profit from 1998 to 1999 was lower than that of revenue. The Company experienced significant growth in its Interactive Media Solution Area and legacy technology consulting revenue in 1999. The majority of legacy technology consulting services were delivered under the customer-managed method, which typically is at lower margin than solutions-oriented services delivered on an Allin-managed or co-managed basis. The majority of Interactive Media revenue in 1999 came from systems integration projects, which typically include a significant equipment component and therefore carry a lower margin than consulting services. These changes in the mix of the Company's solution area services between 1998 and 1999 resulted in a decrease in gross profit as a percentage of revenue.

      The Company's solution areas recorded a total of $14,382,000 for cost of sales during the year ended December 31, 1999, including $1,450,000 for Technology Infrastructure, $1,424,000 for E-Business, $3,176,000 for Interactive Media and $8,332,000 for legacy technology consulting services. Comparable cost of sales for the year ended December 31, 1998 was $7,940,000 in total, including $2,383,000 for Technology Infrastructure, $1,247,000 for E-Business, $1,032,000 for Interactive Media and $3,278,000 for legacy technology consulting services. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services, including the acquisition of Allin Consulting-Pennsylvania, the increased level of systems integration activity for cruise lines and increased marketing emphasis on developing and growing solutions-oriented services. Gross profit for the Company's solution areas for the year ended December 31, 1999 was $7,752,000, including $1,461,000 for Technology Infrastructure, $916,000 for E-Business, $2,170,000 for Interactive Media and $3,205,000 for legacy technology consulting services. Comparable gross profit for the year ended December 31, 1998 was $3,741,000 in total, including $1,588,000 for Technology Infrastructure, $760,000 for E-Business, $164,000 for Interactive Media and $1,229,000 for legacy technology consulting services. The substantial increases in legacy technology consulting and Interactive Media revenue is principally responsible for the increase in gross profit from 1998 to 1999.

      Technology Infrastructure gross profit decreased $127,000 in 1999 as compared to 1998 while revenue decreased by $1,060,000. Despite a 27% decline in revenue, the Company only experienced an 8% decline in gross profit. Technology Infrastructure gross profit as a percentage of revenue was 50% in 1999 as compared to 40% in 1998. The increase in gross profit percentage was realized through growth in high margin solutions-oriented projects for Allin Consulting-Pennsylvania and due to a change in the compensation model for Allin Consulting-California's operations toward a salary-basis, which had the effect of increasing the Company's gross profit.

      The E-Business Solution Area realized gross profit of $916,000 in 1999 as compared to $760,000 in 1998. The increase in gross profit closely corresponds to the increase realized in E-Business revenue, as discussed previously. The gross profit percentage of revenue also increased slightly from 1998 to 1999, increasing from 38% to 39%.

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

      An increase in gross profit of $1,976,000, or 161%, was realized from legacy technology consulting services in 1999 as compared to 1998. As was noted in the discussion of revenue, the increase is primarily attributable to the inclusion of Allin Consulting-Pennsylvania's operations for twelve months in 1999 as compared to five months in 1998. Gross profit realized from legacy technology consulting followed a similar pattern as revenue throughout 1999, with quarter-to-quarter decreases. The Company attributes the declines to lessened demand for mainframe-oriented technology services and the Company's specialized bank consulting services due to customers' postponement of technology projects pending the impact of the Year 2000 rollover and a general migration from mainframe systems in favor of client/server systems.

      Cost of sales for the Company's ancillary services and product sales was $1,176,000 for the year ended December 31, 1999, including $268,000 for pay-per-view movies associated with interactive television transactional revenue, $635,000 for digital imaging product sales, $260,000 for information system product sales and $13,000 for other services. Cost of sales for ancillary services and product sales was $841,000 for the year ended December 31, 1998, including $312,000 for pay-per-view movies, $233,000 for digital imaging product sales, $264,000 for information system product sales and $32,000 for other services. Gross profit on ancillary services and product sales was $1,667,000 for 1999, including $1,346,000 for interactive television transactional revenue and management fees, $117,000 for digital imaging product sales, $48,000 for information system product sales and $156,000 for other services. Gross profit for ancillary services and product sales was $2,769,000 for 1998, including $2,711,000 for interactive television transactional revenue and management fees, $18,000 for digital imaging product sales, $42,000 for information system product sales and a gross loss of $2,000 for other services. The decline in gross profit of $1,365,000 on interactive television transactional revenue and management fees was attributable to both the reduction in the number of operating ship systems and reductions in the amounts of management fees for the Celebrity ship systems prior to transfer of operations. The growth of gross profit on digital imaging product sales of $99,000 in 1999 as compared to 1998 reflects both growth in sales and improvement in the profit margin on sales.

Selling, General & Administrative Expenses

      The Company recorded $11,841,000 in selling, general & administrative expenses during the year ended December 31, 1999 as compared to $13,937,000 during the year ended December 31, 1998, a decrease of $2,096,000. The decrease results from the inclusion of significant losses of $2,997,000 for write-down of interactive television equipment due to impairment of asset value or termination of ship operations in the 1998 period. The impairment loss had been recorded to write-down to salvage value equipment associated with five interactive television systems which had been discontinued or not completed, as well as three systems where management viewed continued long-term operation to be in jeopardy. Excluding these write-downs, the increase in expenses is primarily attributable to the acquisition of Allin Consulting-Pennsylvania, resulting in inclusion of selling, general & administrative costs related to those operations in the full 1999 period, but only five months of the 1998 period. The increase is also attributable to the 1999 addition of management, technical and sales personnel to the Company's solution areas to facilitate the move toward a solutions-oriented project focus.

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

      During the year ended December 31, 1999, the Company recorded a write-down of approximately $101,000 related to leasehold improvements, furniture and equipment from Allin Consulting-Pennsylvania's former office in Pittsburgh. Allin Consulting-Pennsylvania's Pittsburgh staff moved to the Company's corporate headquarters office in 1999. The assets written down were disposed of or were not utilized subsequent to the move. The Company also recorded an expense of approximately $120,000 during this period for lease termination costs for the office space formerly occupied by Allin Consulting-Pennsylvania. There was no comparable expense during 1998.

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

      Research and development expense included in selling, general & administrative expenses was $56,000 in 1999 as compared to $152,000 in 1998. The Interactive Media Solution Area's research and development activity during 1999 included functional and graphical improvements to the Portraits Online(TM) studio E-commerce platform and development activities associated with On Command's equipment platform, which was newly utilized by the Company for interactive systems in 1999.

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

Discontinued Operations

      The Company recorded a gain on the sale of SportsWave of $1,437,000 during the year ended December 31, 1998. The Company also recorded income from the operation of its discontinued sports marketing business of $220,000 during the first nine months of 1998. During 1999, the Company recognized a $1,000 adjustment to the gain on the disposal of SportsWave. The adjustment resulted from the net effect of reversal of an over-accrual of estimated transaction costs and recording of a local tax liability related to the pre-disposal period.

Net Loss

      The Company's net loss for the year ended December 30, 1999 was $2,676,000 as compared to $5,791,000 for the year ended December 31, 1998. The decrease in net loss resulted from the increase in gross profit from the Company's solution area services and the decrease in selling, general & administrative expenses. These improvements were partially offset by a shift from a net interest income to a net interest expense position from 1998 to 1999. A significant gain on the disposal of SportsWave was also recognized in 1998.

Liquidity and Capital Resources

      At December 31, 2000 the Company had cash and liquid cash equivalents of $2,330,000 available to meet its working capital and operational needs. The net change in cash from December 31, 1999 was an increase of $442,000. The net cash increase during the year ended December 31, 2000 resulted primarily from the issuance of preferred stock and warrants and increased borrowings on the Company's line of credit, the majority of which were offset by cash used by the Company's operations and capital expenditures.

      The Company recognized a net loss for the year ended December 31, 2000 of $2,954,000. The Company recorded non-cash expenses of $2,301,000 for depreciation, amortization of software development costs and other intangible assets and cost of fixed assets sold, net of an $85,000 gain on sale of assets, resulting in a net cash use of $653,000 related to the income statement. Working capital adjustments resulted in a net cash use of $1,278,000. Among the working capital adjustments resulting in cash used were an increase in costs and estimated gross margins associated with Interactive Media systems integration projects recognized on a percentage of completion basis in excess of billings of $1,374,000, decreases in deferred revenue and accrued liabilities of $949,000 and $189,000, respectively, and increases in accounts receivable and inventory of $596,000 and $250,000, respectively. These were partially offset by an increase in accounts payable of $2,118,000 and a decrease in prepaid expenses of $155,000. The net result of the income statement activity and working capital adjustments was a net cash use of $1,931,000 related to operating activities.

      The net cash provided from financing activities of $2,631,000 during the year ended December 31, 2000 resulted from net borrowings on the Company's line of credit of $1,505,000 and proceeds, net of expenses, from the Company's issuance of Series G Convertible Redeemable Preferred Stock and related warrants of $1,434,000 offset by payments for preferred stock dividends and capital lease obligations of $308,000. The net cash used of $258,000 for investing activities during the year ended December 31, 2000 was for capital expenditures, net of proceeds from the sale of assets.

      The Company's common stock is listed on The Nasdaq Stock Market's ("Nasdaq") National Market (the "National Market"). Nasdaq requires that several criteria be met on an ongoing basis for continued designation of the Company's common stock as a National Market security, including maintenance of tangible net assets of at least $4,000,000, a public float of $5,000,000 (that is, the market value of the Company's common stock held by non-affiliates of the Company), and a minimum bid price of the common stock of $1.00. As of December 31, 2000, the Company had tangible net assets of approximately $4,055,000. The Company has had difficulty maintaining the Nasdaq tangible net asset requirement from time to time for two reasons. First, the Company is a services business and as such does not maintain large amounts of fixed assets. Also, significant portions of the assets of the services businesses that the Company has acquired have been allocated to goodwill, an intangible asset that does not count toward the tangible net asset calculation. The second reason is that the Company has been in transition to a solutions-oriented consulting model and continues to sustain net losses, which reduce the Company's net tangible asset base. There can be no assurance the Company will be in compliance with the tangible net assets requirement as of March 31, 2001 or thereafter. The Company currently believes it is in compliance with the public float requirement. However, Nasdaq is currently reviewing the Company's inclusion of common shares beneficially owned by certain entities holding greater than ten percent of the Company's outstanding common stock in its calculation of public float. Nasdaq may disagree with the Company's calculation and find the Company in violation of the public float requirement. The Company believes that it is currently in compliance with all other National Market criteria. There can be no assurance the Company will be able to meet the National Market listing criteria on an ongoing basis. Losing the designation as a National Market security would likely reduce the liquidity of the common stock and could limit the Company's ability to raise equity capital. If the Company is unable to continue meeting the requirements for listing on the Nasdaq Stock Market's National Market, the Company will likely seek to have the common stock listed on the Nasdaq Stock Market's SmallCap Market (the "SmallCap Market"), although Nasdaq could, in its discretion, decline to designate the common stock as a SmallCap Market security. Criteria for continued listing as a SmallCap Market security include issuer tangible net assets of at least $2,000,000, a public float requirement of $1,000,000 and a minimum bid price of the common stock of $1.00.

      On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in 1999 and 2000. The expiration date of the S&T Loan Agreement is September 30, 2001. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 2000, maximum borrowing availability under the S&T Loan Agreement was approximately $2,906,000. The outstanding balance as of December 31, 2000 was $2,155,000. As of March 16, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $2,847,000. The outstanding balance as of March 19, 2001 was $1,430,000.

      Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During 2000, the applicable interest rate ranged from 9.50% to 10.50%, which was in effect at December 31, 2000. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $102,000 in interest expense related to this revolving credit loan for the year ended December 31, 2000. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

      The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the

Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The annual renewal of the S&T Loan Agreement for the year ended September 30, 2001 extended the covenant concerning dividends to the Company's Series G Convertible Redeemable Preferred Stock, if issued upon approval by the holders of a majority of the Company's common shares. Such approval and issuance of the Series G preferred stock occurred in December 2000. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, F and G preferred shares,. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the final three fiscal quarters of 2000, which covenant the Company would not have otherwise met. S&T Bank has also extended the waiver for the fiscal quarter ended March 31, 2001. The Company was in compliance with all other covenants as of December 31, 2000 and is also currently in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

      On December 29, 2000, following common stockholder approval at a special meeting of stockholders, the Company issued 150 shares of its Series G Convertible Redeemable Preferred Stock. Proceeds from the sale of Series G preferred stock and related warrants to purchase shares of common stock, net of expenses, of approximately $1,434,000 were utilized by the Company in January 2001 to repay a portion of the principal amount outstanding under the S&T Loan Agreement. The Series G preferred stock has a liquidation value of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of eight percent of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends will be payable quarterly in arrears on the first day of each calendar quarter. Accrued but unpaid dividends on the Series G preferred stock were approximately $1,000 as of December 31, 2000 and approximately $26,000 as of March 16, 2001. There is no mandatory redemption date for the Series G preferred stock, although the Company may redeem shares of Series G preferred stock after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock.

      Series G preferred stock is convertible into common stock at any time prior to redemption by the Company, if any. The conversion prices will be as follows:

 .     Until and including December 29, 2001, each share of Series G preferred stock may be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the Common Stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the date of the conversion.

 .     After December 29, 2001, each share of Series G Preferred Stock held by each holder may be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29, 2001.

In any event, the minimum conversion price used as a denominator in the foregoing calculations will be $0.35. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed.

      In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion prices for the Series G preferred stock will be adjusted on a weighted average basis in the event of a dilutive issuance involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the conversion price of the Series G preferred stock then in effect or 85% of the market value of the common stock, except for the issuance of common stock as a result of the exercise of options issued at or above fair market value at date of grant, the conversion of any preferred stock outstanding as of September 29, 2000 or the Series G preferred stock, the exercise of warrants outstanding as of September 29, 2000 or the warrants issued December 29, 2000, the acquisition by the Company of another business or the assets of another business or a firm commitment underwritten public offering of the common stock resulting in net proceeds to the Company of not less than $10,000,000.

      In connection with the Company's December 29, 2000 sale of Series G Convertible Redeemable Preferred Stock, the purchasers of Series G shares also received warrants to purchase an aggregate of 857,138 shares of common stock which have an exercise price of $1.75 per share. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock or Series D Convertible Redeemable Preferred Stock.

      As of December 31, 2000, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. There is no mandatory redemption date for the Series C preferred stock. There are no sinking fund provisions applicable to the Series C preferred stock. .Accrued but unpaid dividends on the Series C preferred stock were approximately $1,037,000 as of December 31, 2000 and approximately $1,095,000 as of March 16, 2001. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

      As of December 31, 2000, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock. There are no sinking fund provisions applicable to the Series D preferred stock.. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 2000 and approximately $20,000 as of March 16, 2001.

      As of December 31, 2000, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock and no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2004, Series F preferred stock will be convertible into 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly on the 15th of the first month of each calendar quarter subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption, if any. Unpaid dividends compound quarterly. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of December 31, 2000 and approximately $55,000 as of March 16, 2000.

      The order of liquidation preference of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D, F and G preferred stock. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series D, F or G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted.

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

      The Company has an outstanding amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F preferred stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. In accordance with the terms of the note, accrued interest as of May 31, 1999 of approximately $390,000 was paid on April 1, 2000. Quarterly interest payments began April 14, 2000. Accrued but unpaid interest was approximately $76,000 as of December 31, 2000 and approximately $73,000 as of March 16, 2001.

      On August 13, 2000, all of the then outstanding 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, and approximately $14,000 of accrued but unpaid dividends thereon, automatically converted into 942,141 shares of the Company's common stock. The number of shares of common stock issued was based upon the conversion terms of the Certificate of Designation governing the Series E preferred stock. The rate of conversion was approximately $2.06 per share of common stock.

      The agreement for the 1998 purchase of MEGAbase provided for contingent payments to be determined on the basis of Allin Consulting-California's 1999 Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition). The Company and the former MEGAbase sole shareholder, however, were unable to agree upon the calculation of Allin Consulting-California's Development Practice Gross Margin for 1999 and the Company initiated litigation to resolve the matter. In January 2001, the Company and the former MEGAbase sole shareholder reached a settlement concerning contingent payments. On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder. The Nasdaq market price of the Company's common stock on the date of issuance was $1.406 per share. The additional purchase consideration of $80,000 is being recorded in January 2001 as additional cost of the acquired enterprise, which will result in additional goodwill being recorded on Allin Consulting-California. The additional goodwill will be amortized over the estimated remaining life of goodwill associated with the MEGAbase acquisition, approximately 4.8 years.

      The Company incurred approximately $43,000 in research and development expense for the year ended December 31, 2000. The Interactive Media Solution Area's research and development activity included ongoing development of functional and graphical improvements to the Portraits Online(TM) Internet-based E-Commerce platform and development activities associated with On Command's equipment platform, which is utilized by the Company for interactive media systems integration projects. A forecast for the year 2001 indicates expected research and development expenditures related to these Interactive Media research and development projects to be approximately $50,000. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions so warrant.

      Capital expenditures during the year ended December 31, 2000 were approximately $444,000 and included furniture and leasehold improvements related to the opening of the Company's Walnut Creek, California office, the purchase of enterprise resource planning software and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. A forecast for the year 2001 indicates expected capital expenditures of approximately $200,000, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Business conditions and management's plans may change during 2001, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

      The Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2001. The Company believes it will be able to refinance its existing credit facility or obtain another credit facility on similar terms upon the expiration of the current credit facility. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, or if the Company identified an attractive acquisition candidate, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Effect of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). The Company adopted this standard on January 1, 2001. The Company does not have any derivative instruments or hedging activities, therefore SFAS No. 133 has no current impact on the Company's financial condition or results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 was adopted by the Company for the year ended December 31, 2000. Adoption did not have a significant impact on financial position or results of operations.

      In September 2000, Emerging Issues Task Force ("EITF") Issue 00-10 Accounting for Shipping and Handling Fees and Costs ("EITF No. 00-10"), was released to address the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF No. 00-10 provides consensus that amounts billed to a customer in a sale transaction related to shipping and handling represent revenue earned for the goods provided and should be classified as revenue. EITF No. 00-10 provides that the classification of shipping and handling costs is an accounting policy decision that should be disclosed in accordance with Accounting Principles Board Opinion No. 22 Disclosure of Accounting Policies. EITF No. 00-10 was adopted by the Company for the year ended December 31, 2000. The Company's historical treatment of revenue and cost of sales for shipping and handling fees is consistent with EITF No. 00-10.

Item 7A - Quantitative and Qualitative Disclosure about Market Risk

      Market Risk. During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, interest rate risk, foreign currency exchange rate risk, collectability of accounts receivable, and liquidity risk. The Company manages these risks by assessing their possible impacts on a regular basis. The Company does not anticipate any material losses in any of these market risk areas. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose. The Company does not purchase goods subject to commodity price risk.

      Foreign Currency Exchange Rate Risk. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk. Contracts covering any of the Company's foreign or at sea operations are denominated in United States dollars. The Company believes that costs associated with any projects or services conducted outside the United States are also predominantly in United States dollars. Therefore, the Company does not believe it is subject to material foreign exchange currency risk.

      Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with $2,155,000 of variable rate debt maturing September 30, 2001. The following table presents approximate principal cash flows and related weighted average interest rates by expected maturity date for the Company's variable and fixed rate debt.

                                             Interest Rate Sensitivity
                                              Expected Maturity Date
                                                           2005 and                    Fair
                           2001      2002   2003   2004   Thereafter      Total       Value
Current Debt:
Variable Rate Debt      $2,155,000     --     --     --           --   $2,155,000   $1,985,000
Average Interest Rate           --     --     --     --           --       10.50%

Long Term Debt:
Fixed Rate Debt                 --     --     --     --   $1,000,000   $1,000,000     $748,000
Average Interest Rate           --     --     --     --        7.00%        7.00%

      Current debt relates to the outstanding balance, as of December 31, 2000, due to S&T Bank under a revolving credit loan. The maturity of the revolving credit loan is September 30, 2001 and the table above assumes repayment of the outstanding balance prior to or at maturity. The revolving credit loan bears interest at S&T Bank's prime interest rate plus 1%. The Company believes S&T Bank's prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank. During 2000, the applicable interest rate has varied from a low of 9.50% to a high of 10.50%, which was the applicable rate as of December 31, 2000. Increases in the applicable interest rate for the revolving credit loan during 2000 resulted in the Company incurring approximately $10,000 of additional interest expense than would have resulted if the interest rate had remained unchanged from the rate in effect on January 1, 2000. The average interest rate included in the above table assumes the rate in effect at December 31, 2000 remains unchanged through maturity. Assuming the principal balance outstanding at December 31, 2000 remains outstanding until maturity, a 10% increase or decrease in the applicable interest rate would result in an increase or decrease of approximately $17,000 in interest expense over the remaining term of the revolving credit facility. Fair value represents the present value of debt principal repayment at maturity discounted at the applicable interest rates. Management does not believe interest rate risks for its variable rate debt are material under its current interest rate assumptions and scheduled maturity of the revolving credit facility.

      Fixed rate debt includes a note payable related to the acquisition of Allin Consulting-California with an outstanding principal balance of $1,000,000 as of December 31, 2000. The note payable to the former shareholder of Allin Consulting-California bears interest at a fixed rate of 7%. Note principal is due April 15, 2005. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for additional information regarding the Company's outstanding debt instruments.

      Accounts Receivable/Accounts Payable. Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances, respectively, at December 31, 2000.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

            (Dollars in thousands)

                                                       December 31, December 31,
                                                           1999         2000
                                                         --------     --------

ASSETS

Current assets:
  Cash and cash equivalents                              $  1,888     $  2,330
  Accounts receivable, net of allowance for
    doubtful accounts of $274 and $116                      4,134        4,730
  Unbilled receivable                                          --           42
  Note receivable                                              --           14
  Inventory                                                   741          991
  Prepaid expenses                                            429          274
  Assets held for sale                                         19           90
  Costs and estimated gross margins
    in excess of billings                                      --          722
                                                         --------     --------
    Total current assets                                    7,211        9,193

  Property and equipment, at cost:
  Leasehold improvements                                      473          465
  Furniture and equipment                                   2,684        3,089
  On-board equipment                                          951          951
                                                         --------     --------
                                                            4,108        4,505
  Less--accumulated depreciation                           (2,607)      (3,394)
                                                         --------     --------
                                                            1,501        1,111

  Notes receivable from employees                              17            3
  Software development costs, net of accumulated
    amortization of $887 and $907                              26            6
  Goodwill, net of accumulated amortization of
    $1,775 and $2,829                                      12,986       11,932
  Intangible and other assets, net of accumulated
    amortization of $416 and $664                           2,285        2,037
                                                         --------     --------

Total assets                                             $ 24,026     $ 24,282
                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

            (Dollars in thousands, except per share data)

                                                       December 31, December 31,
                                                           1999         2000
                                                         --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                       $      2     $      2
  Bank lines of credit                                        650        2,155
  Accounts payable                                            665        2,783
  Accrued liabilities:
    Compensation and payroll taxes                            615          426
    Dividends on preferred stock                              865        1,124
    Other                                                     756          757
  Billings in excess of costs and
    estimated gross margins                                   415           --
  Deferred revenue                                            996           47
  Income taxes payable                                         --            1
                                                         --------     --------
    Total current liabilities                               4,964        7,295

Non-current portion of notes payable                        1,002        1,000
Deferred income taxes                                          81           --
Commitments and contingencies

Shareholder's equity:
  Preferred stock, par value $.01 per
    share, authorized 100,000 shares:
    Series C redeemable preferred stock,
      designated, issued and outstanding
      25,000 shares                                         2,500        2,500
    Series D convertible redeemable
      preferred stock, designated, issued
      and outstanding 2,750 shares                          2,152        2,152
    Series E convertible redeemable
      preferred stock, designated 2,000 shares,
      issued and outstanding 1,926 and -0- shares           1,926           --
    Series F convertible redeemable preferred
      stock, designated, issued and outstanding
      1,000 shares                                          1,000        1,000
    Series G convertible redeemable preferred
      stock, designated, issued and outstanding
      -0- and 150 shares                                       --        1,015
  Common stock, par value $.01 per share -
    authorized 20,000,000 shares, issued
    5,995,830 and 6,953,114 shares                             60           70
  Additional paid-in-capital                               40,198       41,642
  Warrants                                                    598        1,017
  Treasury stock at cost, 8,167 common shares                 (27)         (27)
  Retained deficit                                        (30,428)     (33,382)
                                                         --------     --------
Total shareholders' equity                                 17,979       15,987
                                                         --------     --------

Total liabilities and shareholders' equity               $ 24,026     $ 24,282
                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

            (Dollars in thousands, except per share data)

                                                              Year           Year           Year
                                                             Ended          Ended          Ended
                                                          December 31,   December 31,   December 31,
                                                              1998           1999           2000
                                                          -----------    -----------    -----------
Revenue:
         Solution area consulting services                $     6,000    $     6,009    $     7,266
         Solution area integration services                     1,174          4,588          7,758
         Legacy technology consulting services                  4,507         11,537          6,692
         Ancillary services                                     3,053          1,783            855
         Ancillary product sales                                  557          1,060          1,518
                                                          -----------    -----------    -----------

           Total revenue                                       15,291         24,977         24,089

Cost of sales                                                   8,781         15,558         15,073
                                                          -----------    -----------    -----------

Gross profit                                                    6,510          9,419          9,016

Selling, general & administrative                              13,937         11,841         11,837
                                                          -----------    -----------    -----------

Loss from operations                                           (7,427)        (2,422)        (2,821)

Interest (income) expense, net                                     (7)           173            212
                                                          -----------    -----------    -----------

Loss before provision for income taxes                         (7,420)        (2,595)        (3,033)

Provision for (benefit from) income taxes                          --             10            (79)
                                                          -----------    -----------    -----------

Loss before equity loss                                        (7,420)        (2,605)        (2,954)

Equity in loss of non-consolidated corporation                     28             72             --
                                                          -----------    -----------    -----------

Loss from continuing operations                                (7,448)        (2,677)        (2,954)

Income of disposed segment,
         net of income tax                                        220             --             --
Gain on disposal of segment                                     1,437              1             --
                                                          -----------    -----------    -----------

Gain from discontinued operations                               1,657              1             --
                                                          -----------    -----------    -----------

Net loss                                                       (5,791)        (2,676)        (2,954)

Accretion and dividends on preferred stock                        779            699            637
                                                          -----------    -----------    -----------

Net loss attributable to common shareholders              $    (6,570)   $    (3,375)   $    (3,591)
                                                          ===========    ===========    ===========

Loss per common share from continuing
         operations - basic and diluted                   $     (1.50)   $     (0.56)   $     (0.56)
                                                          -----------    -----------    -----------

Income per common share from
         discontinued operations - basic and diluted      $      0.30    $      0.00    $      0.00
                                                          -----------    -----------    -----------

Net loss per common share - basic and diluted             $     (1.20)   $     (0.56)   $     (0.56)
                                                          -----------    -----------    -----------

Weighted average number of shares outstanding
         - basic and diluted                                5,466,979      5,972,001      6,371,827
                                                          -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            (Dollars in thousands, except per share data)

                                                          Series C                 Series D                  Series E
                                                         Redeemable        Convertible  Redeemable   Convertible   Redeemable
                                                      Preferred  Stock      Preferred      Stock      Preferred       Stock
                                                      -----------------    -----------------------   ------------------------
                                                      Shares    Balance      Shares       Balance      Shares        Balance
                                                      -------   -------    ---------      --------   ---------       --------
Balance, December 31, 1997                                 --   $    --           --      $    --           --       $    --

  Issuance of common stock in acquisition                  --        --           --           --           --            --
  Issuance of warrants                                     --        --           --           --           --            --
  Amortization of deferred compensation                    --        --           --           --           --            --
  Beneficial conversion feature of Series B
         redeemable preferred stock                        --        --           --           --           --            --
  Accretion of Series B redeemable
         preferred stock                                   --        --           --           --           --            --
  Accrual of dividends on Series A convertible,
         redeemable preferred stock and
         Series B redeemable preferred stock               --        --           --           --           --            --
  Option issuance to non-employees                         --        --           --           --           --            --
  Net loss                                                 --        --           --           --           --            --
                                                      -------   -------      -------      -------      -------       -------

Balance, December 31, 1998                                 --   $    --           --      $    --           --       $    --

  Forfeiture of restricted common stock                    --        --           --           --           --            --
  Amortization of deferred compensation                    --        --           --           --           --            --
  Issuance of Series C redeemable preferred
    stock in exchange for Series A
    convertible, redeemable preferred stock            25,000     2,500           --           --           --            --
  Issuance of Series D convertible redeemable
    preferred stock in exchange for Series B
    redeemable preferred stock                             --        --        2,750        2,152           --            --
  Issuance of Series E convertible redeemable
    preferred stock in exchange for
    promissory note                                        --        --           --           --        1,926         1,926
  Issuance of Series F convertible redeemable
    preferred stock in exchange for
    promissory note                                        --        --           --           --           --            --
  Beneficial conversion feature of Series F
    convertible redeemable preferred stock                 --        --           --           --           --            --
  Accretion of Series F convertible redeemable
    preferred stock                                        --        --           --           --           --            --
  Accrual of dividends on preferred stock                  --        --           --           --           --            --
  Option issuance to non-employees                         --        --           --           --           --            --
  Net loss                                                 --        --           --           --           --            --
                                                      -------   -------      -------      -------      -------       -------

Balance, December 31, 1999                             25,000   $ 2,500        2,750      $ 2,152        1,926       $ 1,926

  Issuance of common stock in acquisition of assets        --        --           --           --           --            --
  Conversion of Series E convertible, redeemable
    preferred stock and accrued dividends
    to common stock                                        --        --           --           --       (1,926)       (1,926)
  Issuance of Series G convertible redeemable
    preferred stock                                        --        --           --           --           --            --
  Beneficial conversion feature of Series G
    convertible redeemable preferred stock                 --        --           --           --           --            --
  Accretion of Series G convertible redeemable
    preferred stock                                        --        --           --           --           --            --
  Issuance of warrants                                     --        --           --           --           --            --
  Accrual of dividends on preferred stock                  --        --           --           --           --            --
  Net loss                                                 --        --           --           --           --            --
                                                      -------   -------      -------      -------      -------       -------

Balance, December 31, 2000                             25,000   $ 2,500        2,750      $ 2,152           --       $    --
                                                      =======   =======      =======      =======      =======       =======


                                                            Series F                  Series G
                                                    Convertible  Redeemable   Convertible  Redeemable
                                                     Preferred      Stock      Preferred      Stock           Common  Stock
                                                    -----------------------   -----------------------   -----------------------
                                                      Shares       Balance      Shares       Balance      Shares       Par Value
                                                      -------      -------      -------      -------    ---------       -------
Balance, December 31, 1997                                 --      $    --           --      $    --    5,182,267       $    52

  Issuance of common stock in acquisition                  --           --           --           --      811,763             8
  Issuance of warrants                                     --           --           --           --           --            --
  Amortization of deferred compensation                    --           --           --           --           --            --
  Beneficial conversion feature of Series B
    redeemable preferred stock                             --           --           --           --           --            --
  Accretion of Series B redeemable
    preferred stock                                        --           --           --           --           --            --
  Accrual of dividends on Series A convertible,
    redeemable preferred stock and
    Series B redeemable preferred stock                    --           --           --           --           --            --
  Option issuance to non-employees                         --           --           --           --           --            --
  Net loss                                                 --           --           --           --           --            --
                                                      -------      -------      -------      -------    ---------       -------

Balance, December 31, 1998                                 --      $    --           --      $    --    5,994,030       $    60

  Forfeiture of restricted common stock                    --           --           --           --       (6,367)           --
  Amortization of deferred compensation                    --           --           --           --           --            --
  Issuance of Series C redeemable preferred
    stock in exchange for Series A
    convertible, redeemable preferred stock                --           --           --           --           --            --
  Issuance of Series D convertible redeemable
    preferred stock in exchange for Series B
    redeemable preferred stock                             --           --           --           --           --            --
  Issuance of Series E convertible redeemable
    preferred stock in exchange for
    promissory note                                        --           --           --           --           --            --
  Issuance of Series F convertible redeemable
    preferred stock in exchange for
    promissory note                                     1,000        1,000           --           --           --            --
  Beneficial conversion feature of Series F
    convertible redeemable preferred stock                 --           --           --           --           --            --
  Accretion of Series F convertible redeemable
    preferred stock                                        --           --           --           --           --            --
  Accrual of dividends on preferred stock                  --           --           --           --           --            --
  Option issuance to non-employees                         --           --           --           --           --
  Net loss                                                 --           --           --           --           --            --
                                                      -------      -------      -------      -------    ---------       -------

Balance, December 31, 1999                              1,000      $ 1,000           --      $    --    5,987,663       $    60

  Issuance of common stock in acquisition of assets        --           --           --           --       23,310            --
  Conversion of Series E convertible, redeemable
         preferred stock and accrued dividends
         to common stock                                   --           --           --           --      942,141            10
  Issuance of Series G convertible redeemable
         preferred stock                                   --           --          150        1,015           --            --
  Beneficial conversion feature of Series G
         convertible redeemable preferred stock            --           --           --           --           --            --
  Accretion of Series G convertible redeemable
         preferred stock                                   --           --           --           --           --            --
  Issuance of warrants                                     --           --           --           --           --            --
  Accrual of dividends on preferred stock                  --           --           --           --           --            --
  Net loss                                                 --           --           --           --           --            --
                                                      -------      -------      -------      -------    ---------       -------

Balance, December 31, 2000                              1,000      $ 1,000          150      $ 1,015    6,953,114       $    70
                                                      =======      =======      =======      =======    =========       =======

                                                    Additional                             Treasury    Stock
                                                     Paid-In                   Deferred    -------------------
                                                     Capital     Warrants    Compensation   Shares      Cost
                                                    ---------    --------    -----------   --------   --------
Balance, December 31, 1997                           $ 37,652    $     --      $   (228)      1,800   $     (6)

  Issuance of common stock in acquisition               3,424          --            --          --         --
  Issuance of warrants                                     --         598            --          --         --
  Amortization of deferred compensation                    --          --           124          --         --
  Beneficial conversion feature of Series B
    redeemable preferred stock                            485          --            --          --         --
  Accretion of Series B redeemable
    preferred stock                                      (485)         --            --          --         --
  Accrual of dividends on Series A convertible,
    redeemable preferred stock and
    Series B redeemable preferred stock                  (294)         --            --          --         --
  Option issuance to non-employees                         11          --            --          --         --
  Net loss                                                 --          --            --          --         --
                                                     --------    --------      --------    --------   --------

Balance, December 31, 1998                           $ 40,793    $    598      $   (104)      1,800   $     (6)

  Forfeiture of restricted common stock                   (75)         --            96       6,367        (21)
  Amortization of deferred compensation                    --          --             8          --         --
  Issuance of Series C redeemable preferred
    stock in exchange for Series A
    convertible, redeemable preferred stock                --          --            --          --         --
  Issuance of Series D convertible redeemable
    preferred stock in exchange for Series B
    redeemable preferred stock                             --          --            --          --         --
  Issuance of Series E convertible redeemable
    preferred stock in exchange for
    promissory note                                        --          --            --          --         --
  Issuance of Series F convertible redeemable
    preferred stock in exchange for
    promissory note                                        --          --            --          --         --
  Beneficial conversion feature of Series F
    convertible redeemable preferred stock                176          --            --          --         --
  Accretion of Series F convertible redeemable
    preferred stock                                      (176)         --            --          --         --
  Accrual of dividends on preferred stock                (523)         --            --          --         --
  Option issuance to non-employees                          3          --            --          --         --
  Net loss                                                 --          --            --          --         --
                                                     --------    --------      --------    --------   --------

Balance, December 31, 1999                           $ 40,198    $    598      $     --       8,167   $    (27)

  Issuance of common stock in acquisition of assets        93          --            --          --         --
  Conversion of Series E convertible, redeemable
    preferred stock and accrued dividends
    to common stock                                     1,930          --            --          --         --
  Issuance of Series G convertible redeemable
    preferred stock                                        --          --            --          --         --
  Beneficial conversion feature of Series G
    convertible redeemable preferred stock                 58          --            --          --         --
  Accretion of Series G convertible redeemable
    preferred stock                                       (58)         --            --          --         --
  Issuance of warrants                                     --         419            --          --         --
  Accrual of dividends on preferred stock                (579)         --            --          --         --
  Net loss                                                 --          --            --          --         --
                                                     --------    --------      --------    --------   --------

Balance, December 31, 2000                           $ 41,642    $  1,017      $     --       8,167   $    (27)
                                                     ========    ========      ========    ========   ========

                                                                 Total
                                                    Retained  Shareholders'
                                                    Deficit      Equity
                                                    --------  -------------
Balance, December 31, 1997                          $(21,961)   $ 15,509

  Issuance of common stock in acquisition                 --       3,432
  Issuance of warrants                                    --         598
  Amortization of deferred compensation                   --         124
  Beneficial conversion feature of Series B
    redeemable preferred stock                            --         485
  Accretion of Series B redeemable
    preferred stock                                       --        (485)
  Accrual of dividends on Series A convertible,
    redeemable preferred stock and
    Series B redeemable preferred stock                   --        (294)
  Option issuance to non-employees                        --          11
  Net loss                                            (5,791)     (5,791)
                                                    --------    --------

Balance, December 31, 1998                          $(27,752)   $ 13,589

  Forfeiture of restricted common stock                   --          --
  Amortization of deferred compensation                   --           8
  Issuance of Series C redeemable preferred
    stock in exchange for Series A
    convertible, redeemable preferred stock               --       2,500
  Issuance of Series D convertible redeemable
    preferred stock in exchange for Series B
    redeemable preferred stock                            --       2,152
  Issuance of Series E convertible redeemable
    preferred stock in exchange for
    promissory note                                       --       1,926
  Issuance of Series F convertible redeemable
    preferred stock in exchange for
    promissory note                                       --       1,000
  Beneficial conversion feature of Series F
    convertible redeemable preferred stock                --         176
  Accretion of Series F convertible redeemable
    preferred stock                                       --        (176)
  Accrual of dividends on preferred stock                 --        (523)
  Option issuance to non-employees                        --           3
  Net loss                                            (2,676)     (2,676)
                                                    --------    --------

Balance, December 31, 1999                          $(30,428)   $ 17,979

  Issuance of common stock in acquisition of assets       --          93
  Conversion of Series E convertible, redeemable
    preferred stock and accrued dividends
    to common stock                                       --          14
  Issuance of Series G convertible redeemable
    preferred stock                                       --       1,015
  Beneficial conversion feature of Series G
    convertible redeemable preferred stock                --          58
  Accretion of Series G convertible redeemable
    preferred stock                                       --         (58)
  Issuance of warrants                                    --         419
  Accrual of dividends on preferred stock                 --        (579)
  Net loss                                            (2,954)     (2,954)
                                                    --------    --------

Balance, December 31, 2000                          $(33,382)   $ 15,987
                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

            (Dollars in thousands)

                                                             Year         Year         Year
                                                            Ended        Ended        Ended
                                                         December 31, December 31, December 31,
                                                             1998         1999         2000
                                                           -------      -------      -------
Cash flows from operating activities:
  Net loss                                                 $(5,791)     $(2,676)     $(2,954)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
     Depreciation and amortization                           3,414        2,510        2,138
     Amortization of deferred compensation                     124            8           --
     Cost of fixed assets sold                                  --          391          248
     (Gain) loss from disposal of assets                       400           87          (85)
     Loss from impairment of assets                          2,765           --           --
     Equity in loss of non-consolidated corporation             28           72           --
     Gain on disposal of segment                            (1,462)          --           --
  Changes in certain assets and liabilities:
     Accounts receivable                                       633       (1,366)        (596)
     Unbilled receivable                                        --           --          (42)
     Inventory                                                (301)        (295)        (250)
     Prepaid expenses                                          (35)        (112)         155
     Software development costs                                (20)          --           --
     Assets held for Resale                                    (15)          (4)         (71)
     Other assets                                             (308)          18           --
     Accounts payable                                         (235)          91        2,118
     Accrued liabilities                                      (353)         203         (189)
     Costs in excess of billings                                --          658       (1,374)
     Income taxes payable                                       --         (112)         (80)
     Deferred revenue                                          (14)         920         (949)
                                                           -------      -------      -------
  Net cash flows (used for) provided by
          operating activities                              (1,170)         393       (1,931)
                                                           -------      -------      -------

Cash flows from investing activities:
  Proceeds from sale of assets                                   9           36          186
  Capital expenditures                                        (372)        (374)        (444)
  Change in assets and liabilities of disposed segment         (90)          --           --
  Proceeds from disposal of subsidiary                       2,345          463           --
  Acquisition of subsidiaries                               (2,250)          --           --
                                                           -------      -------      -------
     Net cash flows (used for) provided by
          investing activities                                (358)         125         (258)
                                                           -------      -------      -------

Cash flows from financing activities:
  Issuance of preferred stock and warrants                   2,750           --        1,434
  Payment of dividends on preferred stock                      (37)        (204)        (306)
  Proceeds from (repayment of) line of credit                1,483         (856)       1,505
  Debt acquisition costs                                       (54)          (3)          --
  Retirement of subsidiary debt                               (700)          --           --
  Payments on notes payable                                 (6,206)         (77)          (2)
                                                           -------      -------      -------
     Net cash flows (used for) provided by
            financing activities                            (2,764)      (1,140)       2,631
                                                           -------      -------      -------

Net change in cash and cash equivalents                     (4,292)        (622)         442
Cash and cash equivalents, beginning of period               6,802        2,510        1,888
                                                           -------      -------      -------
Cash and cash equivalents, end of period                   $ 2,510      $ 1,888      $ 2,330
                                                           =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLIN CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

      Allin Corporation ("the Company"), a Delaware corporation, functions as a holding company and wholly owns the subsidiaries noted below.

      Allin Corporation of California ("Allin Consulting-California"), a California corporation, generates revenue from fees for technology consulting services that develop and deploy Microsoft-based technology solutions. Operations are oriented around solution areas meeting customer technology infrastructure and electronic business needs. Allin Consulting-California's services have been provided at various locations within the United States and internationally, mostly located near its operational headquarters in northern California. On November 20, 1998, the Company acquired MEGAbase, Inc. ("MEGAbase"), a California corporation specializing in software development services, and subsequently merged it into Allin Consulting-California.

      On August 13, 1998, the Company acquired all of the outstanding stock of Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), a Pennsylvania corporation. Allin Consulting-Pennsylvania's primary operational focus is on generation of fee-based revenue from services that develop and deploy Microsoft-based technology solutions. Microsoft-based services are oriented around Technology Infrastructure and electronic business solution areas. Additionally, Allin Consulting-Pennsylvania provides services related to specialized legacy technologies, including mainframe and banking industry operations systems. Allin Consulting-Pennsylvania's Microsoft-based and legacy mainframe services are provided mostly near its operational headquarters in Pennsylvania. The specialized banking industry services are provided at various locations nationally.

      Allin Interactive Corporation ("Allin Interactive"), a Delaware corporation, provides interactive media applications development, systems integration and consulting services. Allin Interactive has also historically operated interactive television systems installed on cruise ships and derived revenue from passengers through pay-per-view and gaming interactive services. Operation of the last two of these systems is expected to cease no later than April 2001. Allin Interactive provides systems integration and consulting services from its Ft. Lauderdale, Florida headquarters and at various domestic and international locations. Transactional revenue from cruise ship systems was derived at sea and at various domestic and international ports of call on ships where Allin Interactive's system had been installed. Allin Interactive also derives revenue from the sale of products related to interactive television technology.

      Allin Digital Imaging Corp. ("Allin Digital"), a Delaware corporation, provides systems integration services for digital imaging systems, technical support and the sale of ancillary digital imaging products. Allin Digital's services have been provided at various locations throughout the United States.

      Allin Network Products, Inc. ("Allin Network"), a California corporation, generates revenue from sales of information system products. Allin Network's operations have to date been concentrated in northern California and near Pittsburgh, Pennsylvania.

      Allin Holdings Corporation ("Allin Holdings"), a Delaware corporation, provides treasury management services to the Company and its subsidiaries.

      All of the outstanding stock of SportsWave, Inc. ("SportsWave"), a Pennsylvania corporation, was sold by the Company on September 30, 1998. The results of operations for SportsWave for the year ended December 31, 1998 and the gain recognized on the disposal are presented after loss from continuing operations in the Company's Consolidated Statements of Operations. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of SportsWave. See
Note 8.

      The Company is subject to a number of risks, including, among others, public stock market requirements and trading issues, a limited operating history under new marketing strategies, uncertainty as to future profitability; a history of net losses, accumulated deficit, liquidity, expiration of its line of credit in September 2001, competitive market conditions; management of growth and geographic expansion; dependence on key personnel; rapidly changing technology; risks inherent in developing new products and markets; and fluctuation in operating results.

                        ALLIN CORPORATION & SUBSIDIARIES

2. Summary of Significant Accounting Policies

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

      The Consolidated Balance Sheets as of December 31, 1999 and 2000 include the financial position of the Company, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive, Allin Digital, Allin Network and Allin Holdings as of those dates.

      The Consolidated Statement of Operations for the period ended December 31, 1998 includes the results of continuing operations of the Company, Allin Consulting-California, Allin Interactive, Allin Digital, Allin Network and Allin Holdings for the full year and the results of continuing operations for Allin Consulting-Pennsylvania subsequent to its acquisition. The Consolidated Statements of Operations for the periods ended December 31, 1999 and 2000 include the results of continuing operations for all of the above companies.

Disposal of Segment

      On September 30, 1998, the Company sold all of the issued and outstanding capital stock of SportsWave. The sale of SportsWave represents disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of SportsWave's operations presented in the Company's Consolidated Statement of Operations for the period ended December 31, 1998 have been reclassified to income of disposed segment, net of tax, which is presented after loss from continuing operations. The gain recorded on disposal of SportsWave is also presented after loss from continuing operations. See Note 8-Sale of SportsWave.

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

Cash and Cash Equivalents

      The Company considers all certificates of deposit with a maturity of three months or less and money market funds to be cash equivalents.

Market Risk Sensitive Instruments

      The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

                        ALLIN CORPORATION & SUBSIDIARIES

Revenue and Cost of Sales Recognition

      Allin Consulting-California and Allin Consulting-Pennsylvania charge consulting fees for their Technology Infrastructure and E-Business Solution Area services. Allin Consulting-Pennsylvania also charges consulting fees for its legacy technology services. The majority of engagements are billed on an hourly basis, with revenue and related cost of sales recognized as services are performed. Engagements are also performed on a fixed-price basis, with revenue and cost of sales recognized based on percentage of completion or proportional performance. Revenue from Technology Infrastructure and E-Business Solution Area services is included in "Solution area consulting services" on the accompanying Consolidated Statements of Operations.

      Allin Interactive's recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and if significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and any associated cost of sales are recognized as the services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in "Solution area integration services", consulting revenue is included in "Solution area consulting services", interactive television transactional revenue is included in "Ancillary services" and product sales are included in "Ancillary product sales."

      Allin Digital recognizes revenue and cost of sales for systems integration and related consulting services upon completion of the respective projects. Revenue and associated cost for equipment and consumable sales is recognized upon shipment of the product. Technology support fees and associated cost of sales are recognized as services are performed. On the accompanying Consolidated Statements of Operations, systems integration and related consulting and technology support revenue is included in "Solution area integration services" and product sales are included in "Ancillary product sales."

      Allin Network recognizes revenue and associated cost from the sale of products at the time the products are shipped. Revenue from product sales is included in "Ancillary product sales" on the accompanying Consolidated Statements of Operations.

      Allin Interactive, Allin Digital and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped. Associated shipping costs are recorded as cost of sales.

      One significant customer accounted for approximately 11% and 12%, respectively, of the Company's 2000 and 1998 revenue. Another significant customer accounted for approximately 10% of the Company's 1999 revenue.

Accounts Receivable and Unbilled Receivables

      The Company's subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when services have been provided prior to the end of the period and invoicing has not occurred. Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful.

      As of December 31, 2000, one significant customer comprised 27% of the Company's accounts receivable. As of December 31, 1999, two significant customers comprised 20% and 14%, respectively, of the Company's accounts receivable.

                        ALLIN CORPORATION & SUBSIDIARIES

Inventory

      Inventory, consisting principally of digital photography equipment and software and computer hardware, software and communications equipment, is stated at the lower of cost or market. The Company utilizes an average cost method.

Property and Equipment

      Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. In the year of acquisition, the Company takes a full year of depreciation if the asset was purchased in the first six months of the year, and half a year of depreciation if the asset was purchased in the last six months of the year. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in Selling, general, and administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 1998, 1999 and 2000 was approximately $1,495,000, $1,149,000, and $815,000, respectively.

Assets Held for Sale

      Assets held for sale as of December 31, 2000 consisted of equipment purchased for digital photography systems that is expected to be sold to customers during the next fiscal year.

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

Intangible Assets

      As of December 31, 2000, intangible assets include values assigned in recording the acquisitions of Allin Consulting-California, Allin Consulting-Pennsylvania and MEGAbase under Accounting Principals Board Opinion No. 16, "Accounting for Business Combinations" (APB No. 16). Portions of the purchase price for Allin Consulting-California were attributed to an employment agreement, assembled work force, customer list and goodwill, with useful lives of two, seven, five and seven years, respectively. The employment agreement was fully amortized as of December 31, 1998. Portions of the purchase price for Allin Consulting-Pennsylvania have been attributed to assembled work force, customer list and goodwill, with useful lives of five, fourteen and thirty years, respectively. A portion of the purchase price for MEGAbase has been attributed to goodwill, with a useful life of seven years.

      The respective agreements for the acquisitions of Allin Consulting-California and MEGAbase included provisions for contingent payments based on the achievement of certain financial results, as defined in the agreements, in periods subsequent to the acquisitions. In November 1998, a promissory note was recorded for additional purchase consideration related to the acquisition of Allin Consulting-California. In January 2001, additional purchase consideration consisting of cash and shares of the Company's common stock was recorded related to the acquisition of MEGAbase. Additional purchase consideration is recorded as goodwill and is being amortized over the remaining useful lives of goodwill recorded at the time of the acquisitions. See Notes 7 and 20.

      As of December 31, 1997, intangible assets related to the purchase of Allin Consulting-California also included a value assigned for a trade-name with a useful life of forty years. The unamortized value of the trade-name was written off in 1998 due to a change in name of Allin Consulting-California.

                        ALLIN CORPORATION & SUBSIDIARIES

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

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

      Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins relate to Allin Interactive projects for which revenue and cost of sales are being recognized on a percentage of completion or proportional performance basis or over the minimum period of associated maintenance obligations for interactive television systems. Costs and estimated gross margins in excess of billings consists of costs and estimated gross margins associated with these projects recognized on a percentage of completion or proportional performance basis, net of amounts billed but not yet recognized as revenue. Billings in excess of costs and estimated gross margins consists of amounts billed for projects recognized on a percentage of completion or proportional performance basis but not yet recognized as revenue, net of costs and estimated gross margins associated with these projects and with interactive system sales recognized over the minimum period of associated maintenance obligations which have not yet been recognized as cost of sales. See
Note 17.

Deferred Revenue

      Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods or relate to sales of interactive television systems for which revenue is being recognized pro rata over the minimum life of associated system maintenance obligations. Such amounts are recognized as revenue when services are performed or over the remaining life of the maintenance obligations. As of December 31, 1999 and 2000, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date. See Note 17.

Advertising and Promotions

      Expenditures for advertising and promotions were approximately $118,000, $194,000, and $211,000, respectively, for the years ended December 31, 1998, 1999, and 2000. Expenditures for advertising and promotions are expensed as incurred.

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

                        ALLIN CORPORATION & SUBSIDIARIES

Financial Instruments

      In May 1999, a portion of a note associated with the acquisition of Allin Consulting-California was exchanged for a like amount of the Company's Series F Convertible Redeemable Preferred Stock. See Note 3. The remaining principal balance of the note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes quarterly interest payments.

      All other financial instruments are classified as current and will be utilized within the next operating cycle.

Earnings Per Share

      Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". See Note 6.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring reporting of all derivative instruments, including certain derivative instruments embedded in other contracts, in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). The Company adopted this standard on January 1, 2001. The Company does not have any derivative instruments or hedging activities, therefore SFAS No. 133 has no current impact on the Company's financial condition or results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 was adopted by the Company for the year ended December 31, 2000. Adoption did not have a significant impact on financial position or results of operations.

      In September 2000, Emerging Issues Task Force ("EITF") Issue 00-10 Accounting for Shipping and Handling Fees and Costs ("EITF No. 00-10"), was released to address the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF No. 00-10 provides consensus that amounts billed to a customer in a sale transaction related toshipping and handling represent revenue earned for the goods provided and should be classified as revenue. EITF No. 00-10 provides that the classification of shipping and handling costs is an accounting policy decision that should be disclosed in accordance with Accounting Principles Board Opinion No. 22 Disclosure of Accounting Policies. EITF No. 00-10 was adopted by the Company for the year ended December 31, 2000. The Company's historical treatment of revenue and cost of sales for shipping and handling fees is consistent with EITF No. 00-10.

                        ALLIN CORPORATION & SUBSIDIARIES
expected to be in July 2001. The proposed statement is expected to materially impact the Company's results of operations due to the expected discontinuation of amortization of goodwill. Amortization expense related to goodwill during the year ended December 31, 2000 was approximately $1,054,000.

Supplemental Disclosure of Cash Flow Information

      Cash payments for income taxes were approximately $85,000, $255,000, and $7,000 during the years ended December 31, 1998, 1999, and 2000, respectively. Cash payments for interest were approximately $81,000, $153,000, and $557,000 during the years ended December 31, 1998, 1999, and 2000, respectively.

      Dividends of approximately $258,000, $347,000 and $314,000 were accrued but unpaid during the years ended December 31, 1998, 1999 and 2000, respectively, on outstanding shares of the Company's preferred stock. Cash payments of dividends were approximately $37,000, $204,000 and $306,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

      The non-cash investing and financing activities for the year ended December 31, 1998 are as follows:

Issuance of common stock in connection with acquisitions            $ 3,450,000
Grant of non-employee options                                            11,000

      The non-cash investing and financing activities for the year ended December 31, 1999 are as follows:

Issuance of Series C redeemable preferred stock                     $ 2,500,000
Issuance of Series D convertible redeemable preferred stock         $ 2,152,000
Issuance of Series E convertible redeemable preferred stock         $ 1,926,000
Issuance of Series F convertible redeemable preferred stock         $ 1,000,000
Cancellation of Series A convertible redeemable preferred stock     $(2,500,000)
Cancellation of Series B redeemable preferred stock                 $(2,152,000)
Cancellation of promissory note                                     $(1,926,000)
Cancellation of portion of promissory note                          $(1,000,000)
Grant of non-employee options                                             3,000

      The non-cash investing and financing activities for the year ended December 31, 2000 are as follows:

Issuance of common stock for acquisition of assets                  $    93,000
Issuance of common stock for conversion of Series E convertible
  redeemable preferred stock and accrued dividends                  $ 1,940,000
Conversion of Series E convertible redeemable preferred stock       $(1,926,000)
Conversion of dividends accrued on preferred stock                  $   (14,000)

3. Preferred Stock

      The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. On August 13, 2000 all of the 1,926 outstanding shares of the Company's Series E preferred stock converted to shares of the Company's common stock. On May 31, 1999, all of the Company's outstanding Series A and B preferred stock were exchanged for like numbers of shares of the Company's Series C and D preferred stock, respectively. The Company will not issue any additional shares of Series A, B or E preferred stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

                        ALLIN CORPORATION & SUBSIDIARIES

      A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, and amended as of October 1, 1999, prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D and F preferred stock. The annual renewal of the S&T Loan Agreement for the year ended September 30, 2001 authorized the payment of current dividends on the Company's Series G preferred stock, if issued upon approval by the holders of a majority of the Company's common shares. Such approval was obtained and the Series G preferred stock was issued on December 29, 2000. The Loan and Security Agreement expires September 30, 2001, however, the Company expects to renew the agreement. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Series C Redeemable Preferred Stock

      As of December 31, 2000, 25,000 shares of the Company's Series C Convertible Preferred Stock, having a liquidation preference of $100 per share, were outstanding. There is no mandatory redemption date for the Series C preferred stock. Series C preferred stock accrues dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% of the liquidation value thereof per annum and will be payable quarterly, subject to legally available funds. Series C preferred shares are not convertible into common shares. There are no sinking fund provisions applicable to the Series C preferred stock.

      Dividends on Series C preferred shares of $148,000 and $270,000 were accrued during the fiscal years ended December 31, 1999 and 2000, respectively. Dividends on Series A preferred shares of $230,000 and $101,000 were accrued during the fiscal years ended December 31, 1998 and 1999, respectively, prior to the exchange of Series A for Series C preferred shares. Accrued dividends on Series A preferred shares as of May 31, 1999 were assumed under the issuance of Series C preferred stock in exchange for the Series A shares. Accrued but unpaid dividends on Series C preferred stock were approximately $767,000 and $1,037,000 as of December 31, 1999 and 2000, respectively. No dividends have been paid to date on Series C preferred shares. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

Series D Convertible Redeemable Preferred Stock

      As of December 31, 2000, 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, were outstanding. There is no mandatory redemption date for the Series D preferred stock. There are no sinking fund provisions applicable to the Series D preferred stock. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series D preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October.

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

                        ALLIN CORPORATION & SUBSIDIARIES

      Until August 13, 2003, each share of Series D preferred stock is convertible into 276 shares of common stock, determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania.

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

      Dividends on Series B preferred shares of $65,000 and $68,000 were recorded during the fiscal years ended December 31, 1998 and 1999, respectively. Dividends on Series D preferred shares of $97,000 and $165,000 were accrued during the fiscal years ended December 31, 1999 and 2000, respectively. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 1999 and 2000.

Series E Convertible Redeemable Preferred Stock

      On August 13, 2000, all of the 1,926 outstanding shares of the Company's Series E Convertible Redeemable Preferred Stock, having a liquidation value of $1,000 per share, along with approximately $14,000 of accrued but unpaid dividends automatically converted to 942,141 shares of the Company's common stock. The rate of conversion was $2.06 per common share.

      Series E preferred stock earned dividends at the rate of 6% of the liquidation value thereof per annum, payable quarterly, subject to legally available funds. Dividends on Series E preferred shares of $69,000 and $72,000 were recorded during the fiscal years ended December 31, 1999 and 2000, respectively. As of December 31, 1999, approximately $30,000 of dividends had been accrued but unpaid for Series E preferred stock.

Series F Convertible Redeemable Preferred Stock

      On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock. Series F preferred stock is redeemable solely at the option of the Company. There are no sinking fund provisions applicable to the Series G preferred stock. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted.

                        ALLIN CORPORATION & SUBSIDIARIES

      Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds. Unpaid dividends compound quarterly at 7% interest. Dividend payments began April 15, 2000. Dividends accrued for seven months during 1999 are not required to be paid prior to redemption, if any. Dividends on Series F preferred shares of approximately $41,000 and $70,000 were accrued during the fiscal years ended December 31, 1999 and 2000, respectively. Accrued but unpaid dividends on Series F preferred stock were approximately $41,000 and $59,000, respectively, as of December 31, 1999 and 2000.

      Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares, if any. Until and including May 31, 2004, Series F preferred stock will be convertible into 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock.

      Inclusion of the convertibility feature in the Series F preferred stock for which a portion of the note was exchanged resulted in the issuance of preferred stock with a non-detachable conversion feature that was "in the money" at the date of issuance. Therefore, a beneficial conversion feature was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during May 1999, when the Series F preferred stock was issued. The value of the beneficial conversion feature, approximately $176,000, was calculated by determining the number of common shares that would be issued assuming conversion at the market price at the date of issuance and the number to be issued at the conversion price and multiplying the difference in number of common shares by the market price. The beneficial conversion feature was treated as an immediate dividend to the Series F preferred shareholder since the Series F preferred shareholder had rights for immediate conversion. Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval. Since the Company had an accumulated deficit as of the issuance date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity.

      The beneficial conversion feature results in additional accretion of preferred stock in determining net loss available to common shareholders during 1999, which resulted in lower earnings per share. The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.

Series G Convertible Redeemable Preferred Stock

      On December 29, 2000, following approval by the holders of a majority of the Company's common shares at a special meeting of shareholders, the Company issued 150 shares of its Series G Convertible Redeemable Preferred Stock. The Series G preferred stock has a liquidation value of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock, although the Company may redeem shares of Series G preferred stock after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of eight percent of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of redemption, if any, or the date of conversion into common stock. Dividends will be payable quarterly in arrears on the first day of each calendar quarter.

                        ALLIN CORPORATION & SUBSIDIARIES

      Series G preferred stock is convertible into common stock at any time prior to redemption by the Company, if any. The conversion prices will be as follows:

      o Until and including December 29, 2001, each share of Series G preferred stock may be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the Common Stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the date of the conversion.

      o After December 29, 2001, each share of Series G Preferred Stock held by each holder may be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29,2001.

In any event, the minimum conversion price used as a denominator in the foregoing calculations will be $0.35. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed.

      In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion prices for the Series G preferred stock will be adjusted on a weighted average basis in the event of a dilutive issuance involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the conversion price of the Series G preferred stock then in effect or 85% of the market value of the common stock, except for the issuance of common stock as a result of the exercise of options issued at or above fair market value at date of grant, the conversion of any preferred stock outstanding as of September 29, 2000 or the Series G preferred stock, the exercise of warrants outstanding as of September 29, 2000 or the warrants issued December 29, 2000, the acquisition by the Company of another business or the assets of another business or a firm commitment underwritten public offering of the common stock resulting in net proceeds to the Company of not less than $10,000,000.

      Inclusion of the convertibility feature in the Series G preferred stock resulted in the issuance of preferred stock with a non-detachable conversion feature that was "in the money" at the date of issuance. Therefore, a beneficial conversion feature was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during December 2000, when the Series G preferred stock was issued. The value of the beneficial conversion feature, approximately $58,000, was calculated by determining the number of common shares that would be issued assuming conversion at the market price at the date of issuance and the number to be issued at the conversion price as of the date of issuance, net of expenses, and multiplying the difference in the number of common shares by the market price. The beneficial conversion feature was treated as an immediate dividend to the Series G preferred shareholders since the Series G preferred shareholders had rights for immediate conversion. Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval. Since the Company had an accumulated deficit as of the issuance date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity.

      The beneficial conversion feature results in additional accretion of preferred stock in determining net loss available to common shareholders during 2000, which resulted in lower earnings per share. The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.

                        ALLIN CORPORATION & SUBSIDIARIES

4. Warrants for Common Stock

      On December 29, 2000, Series G preferred shareholders also received warrants to purchase an aggregate of 857,138 shares of common stock at $1.75 per share. Issuance of common stock upon exercise of the warrants was approved on that day by the holders of a majority of the Company's common shares. The Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to warrants, approximately $419,000, is reflected as a component of shareholders' equity. The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive.

      On December 31, 1998, Series B preferred shareholders also received warrants to purchase an aggregate of 647,059 shares of common stock at $4.25 per share. Issuance of common stock upon exercise of the warrants was approved on that day by the holders of a majority of the Company's common shares. The Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and warrants between the relative fair values of the preferred stock and warrants. The value allocated to warrants, approximately $598,000 is reflected as a component of shareholders' equity. The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive.

5. Stock Based Compensation and Restricted Stock Award

      On October 25, 1996, the Company adopted the "1996 Stock Plan" ("the 1996 Plan") for executive management, non-employee directors, employees and consultants of the Company and its subsidiaries. The 1996 Plan provided for the issuance of up to 266,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options under the 1996 Plan. As of December 31, 2000, 46,199 shares remained available for future grants under the 1996 Plan.

      Stock options awarded under the 1996 Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date, except for 58,000 options which vested on grant date, 14,760 options awarded to former SportsWave employees which vested upon sale of that company, 15,000 options which will vest on the earlier to occur of May 15, 2001 or the date of a change in control of the Company, as defined in a certain employment agreement and 15,000 options which will vest on the date of a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. The right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason, except for 72,760 of the shares noted above, which do not include an early expiration provision.

      The Company granted 26,668 restricted shares under the 1996 Plan to employees of Allin Consulting-California on November 6, 1996. Allin Consulting-California recorded deferred compensation for the restricted shares based on market value of the shares at date of grant and recorded amortization over three years on a straight-line basis. The Company recognized approximately $124,000 and $8,000 of compensation expense related to the restricted stock during the periods ended December 31, 1998 and 1999, respectively. During 1997 and 1999, 1,800 and 6,367, respectively, of the restricted shares were forfeited and reverted to treasury stock. Forfeitures were due to termination of the employees' association with Allin Consulting-California. There were no forfeitures in 1998. The restricted shares vested three years after grant date. On November 6, 1999, the original restriction lapsed on the remaining 18,501 shares which were held by individuals who had remained employees or consultants of the Company throughout the three-year period.

      On May 8, 1997, the Company's common shareholders approved the Company's "1997 Stock Plan" ("the 1997 Plan") which reserved an aggregate of 300,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options under the 1997 Plan. As of December 31, 2000, 44,250 shares remained available for future grants under

                        ALLIN CORPORATION & SUBSIDIARIES
the 1997 Plan. The Company recognized approximately $11,000 and $3,000, respectively, of expense during the years ended December 31, 1998 and 1999 for options awarded to non-employees under the 1997 Plan. Options awarded under the 1997 Stock Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 18,750 options which vested on grant date, 11,650 options awarded to former SportsWave employees which vested upon sale of that company, 100,000 options which will vest on the earlier to occur of May 15, 2001 or the date of a change in control of the Company, as defined in a certain employment agreement, and 33,000 options which will vest on the date of a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. For grants made to date, the right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason, except for 30,400 of the shares noted above, which do not include an early expiration provision.

      On December 31, 1998, the Company's stockholders approved the Company's "1998 Stock Plan" ("the 1998 Plan") which reserved an aggregate of 375,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. Forfeited stock options under the 1998 Stock Plan may be reissued. As of December 31, 2000, 99,340 shares remained available for future grants under the 1998 Plan.

      Options awarded under the 1998 Plan to date are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 60,000 options which will vest on the earlier to occur of May 15, 2001 or the date of a change in control of the Company, as defined in a certain employment agreement and for 100,000 options which will vest on the date of a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the 1998 Plan expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason.

      On May 11, 2000, the Company's stockholders approved the Company's "2000 Stock Plan" ("the 2000 Plan") which reserved an aggregate of 295,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. Forfeited stock options under the 2000 Stock Plan may not be reissued. As of December 31, 2000, 162,250 shares remained available for future grants under the 2000 Plan.

      Options awarded under the 2000 Plan to date are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 20,000 options which vested on grant date, 20,000 options which will vest on the first anniversary of grant date and 10,000 options which will vest on the earlier to occur of May 15, 2001 or the date of a change in control of the Company, as defined in a certain employment agreement. Rights to purchase shares for awards made to date under the 2000 Plan expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason, except for 20,000 of the shares noted above, which do not include an early expiration provision.

                        ALLIN CORPORATION & SUBSIDIARIES

Summary of Stock Option Activity from 1998 through 2000:

                            1996 Plan              1997 Plan              1998 Plan              2000 Plan
                            ---------              ---------              ---------              ---------
                                  Weighted-              Weighted-              Weighted-              Weighted-
                        Number     Average      Number    Average     Number     Average     Number     Average
                         of       Exercise       of      Exercise      of       Exercise      of       Exercise
                       Options     Price       Options    Price      Options     Price      Options     Price
December 31, 1997
Outstanding            171,650     $15.58      69,550     $ 6.25          --         --          --         --
Exercisable             51,130     $15.39      10,000     $ 4.50          --         --          --         --

1998
Granted                132,500     $ 4.49     229,200     $ 4.42          --         --          --         --
Forfeitures             70,750     $16.33       7,750     $ 5.74          --         --          --         --
Exercised                   --         --          --         --          --         --          --         --
Expired                     --         --          --         --          --         --          --         --
                       -----------------------------------------------------------------------------------------
December 31, 1998
Outstanding            233,400     $ 9.06     291,000     $ 4.82          --         --          --         --
Exercisable             74,030     $13.58      38,040     $ 5.56          --         --          --         --

1999
Granted                 42,000     $ 4.75       1,250     $ 2.66     340,398     $ 3.25          --         --
Forfeitures            100,600     $ 4.80       3,040     $ 5.29      36,640     $ 3.25          --         --
Exercised                   --         --          --         --          --         --          --         --
Expired                     --         --          --         --          --         --          --         --
                       -----------------------------------------------------------------------------------------
December 31, 1999
Outstanding            174,800     $ 7.54     289,210     $ 4.81     303,758     $ 3.25          --         --
Exercisable            114,060     $11.56      69,900     $ 5.21          --         --          --         --

2000
Granted                 74,000     $ 3.97      10,000     $ 4.50      51,867     $ 4.14     132,750     $ 1.98
Forfeitures             47,500     $ 8.37      43,460     $ 4.95      79,965     $ 3.35          --         --
Exercised                   --         --          --         --          --         --          --         --
Expired                     --         --          --         --          --         --          --         --
                       -----------------------------------------------------------------------------------------
December 31, 2000
Outstanding            201,300     $ 8.58     255,750     $ 4.77     275,660     $ 3.39     132,750     $ 1.98
Exercisable            116,530     $11.10      86,230     $ 5.10      35,048     $ 3.25      20,000     $ 1.97

                        ALLIN CORPORATION & SUBSIDIARIES

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants under the 1996, 1997, 1998 and 2000 Plans.

                           1996 Plan   1997 Plan   1998 Plan   2000 Plan
                           ---------   ---------   ---------   ---------
Risk free interest rate         5.3%        5.2%        5.2%        6.0%
Expected dividend yield         0.0%        0.0%        0.0%        0.0%
Expected life of options      7 yrs.      7 yrs.      7 yrs.      7 yrs.
Expected volatility rate         69%         69%         69%         69%

                                              1996 Plan   1997 Plan   1998 Plan   2000 Plan
                                              ---------   ---------   ---------   ---------
Options originally issued at market:
Exercisable at December 31, 2000                116,530      86,230      35,048      20,000
Weighted average fair value of options
granted during 1998                               $2.20       $2.48          --          --
Weighted average fair value of options
granted during 1999                               $3.06       $1.68       $2.06          --
Weighted average fair value of options
granted during 2000                               $2.78       $3.16       $2.91       $1.41

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2000:

                                 1996 Plan                1997 Plan                1998 Plan                2000 Plan
                                 ---------                ---------                ---------                ---------
                                        Weighted-                Weighted-                Weighted-                Weighted-
                             Number      Average      Number      Average      Number      Average      Number      Average
                              of        Exercise       of        Exercise       of        Exercise       of        Exercise
                            Options      Price       Options      Price       Options      Price       Options      Price
Information for options
outstanding at
December 31, 2000:
Exercise Price:
Less than $2.00               5,000       $1.47           --          --           --          --       88,750       $1.92
From $2.00 to $2.99           9,000       $2.11        1,250       $2.66           --          --       44,000       $2.11
From $3.00 to $3.99           5,000       $3.25        2,000       $3.25      234,600       $3.25           --          --
From $4.00 to $4.99         101,000       $4.51      223,500       $4.44       41,060       $4.18           --          --
From $5.00 to $7.50              --          --       29,000       $7.50           --          --           --          --
From $15.00 to $16.25        81,300      $15.08           --          --           --          --           --          --
                            ------------------------------------------------------------------------------------------------
                            201,300       $8.58      255,750       $4.77      275,660       $3.39      132,750       $1.98

                        ALLIN CORPORATION & SUBSIDIARIES

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2000 (cont.):

                                 1996 Plan                1997 Plan                1998 Plan                2000 Plan
                                 ---------                ---------                ---------                ---------
                                        Weighted-                Weighted-                Weighted-                Weighted-
                             Number      Average      Number      Average      Number      Average      Number      Average
                              of        Exercise       of        Exercise       of        Exercise       of        Exercise
                            Options      Price       Options      Price       Options      Price       Options      Price
Information for options
exercisable at
December 31, 2000:
Exercise Price:
Less than $2.00                  --          --           --          --          --           --      10,000        $1.94
From $2.00 to $2.99              --          --        1,250       $2.66          --           --      10,000        $2.00
From $3.00 to $3.99           2,000       $3.25          800       $3.25      35,048        $3.25          --           --
From $4.00 to $4.99          41,600       $4.52       63,780       $4.40          --           --          --           --
From $5.00 to $7.50              --          --       20,400       $7.50          --           --          --           --
From $15.00 to $16.25        72,930      $15.07           --          --          --           --          --           --
                            ------------------------------------------------------------------------------------------------
                            116,530      $11.10       86,230       $5.10      35,048        $3.25      20,000        $1.97

                                 1996 Plan                  1997 Plan                  1998 Plan                  2000 Plan
                                 ---------                  ---------                  ---------                  ---------
                                        Weighted-                  Weighted-                  Weighted-                  Weighted-
                             Number      Average        Number      Average        Number      Average        Number      Average
                              of        Contract-        of        Contract-        of        Contract-        of        Contract-
                            Options     ual Life       Options     ual Life       Options     ual Life       Options     ual Life
Information for options
outstanding at
December 31, 2000:
Exercise Price:
Less than $2.00               5,000     7.0 years           --            --           --            --       88,750     6.7 years
From $2.00 to $2.99           9,000     6.8 years        1,250     5.7 years           --            --       44,000     6.6 years
From $3.00 to $3.99           5,000     6.1 years        2,000     4.8 years      234,600     5.2 years           --            --
From $4.00 to $4.99         101,000     5.7 years      223,500     4.3 years       41,060     6.0 years           --            --
From $5.00 to $7.50              --                     29,000     3.8 years           --            --           --            --
From $15.00 to $16.25        81,300     2.8 years           --            --           --            --           --            --
                            ------------------------------------------------------------------------------------------------------
                            201,300     4.6 years      255,750     4.3 years      275,660     5.3 years      132,750     6.7 years

      Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company has elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123. Had compensation costs for the Company's Plans been determined consistent with SFAS No. 123, pro forma net loss and EPS would have been as follows:

          Year ended December 31              1998       1999       2000
                                              ----       ----       ----

Pro forma net loss (dollars in thousands)   $(6,369)   $(3,034)   $(3,495)
Pro forma loss per share                     $(1.31)    $(0.63)    $(0.65)

       See Note 20 for information regarding options awarded subsequent to
                               December 31, 2000.

                        ALLIN CORPORATION & SUBSIDIARIES

6. Earnings Per Share

      Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company, excluding 24,868, 17,176 and -0- shares of outstanding restricted stock for 1998, 1999 and 2000, respectively. Prior to the expiration of their convertibility period, if any, the restricted stock, outstanding stock options, warrants and convertible preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the restricted stock, stock options and warrants, if their effect was not anti-dilutive, were 702,451, 717,749 and 293,411 for the years ended December 31, 1998, 1999 and 2000, respectively. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 517,400, 460,760, and 718,710 for the years ended December 31, 1998, 1999 and 2000.

      The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

Calculation of Basic and Diluted Net Loss per Common
                       Share                                     Year Ended December 31
    Dollars in thousands, except per share data             1998           1999           2000
Net loss                                                $    (5,791)   $    (2,676)   $    (2,954)
Accretion and dividends on preferred stock                      779            699            637
                                                        -----------    -----------    -----------
Net loss applicable to common shareholders              $    (6,570)   $    (3,375)   $    (3,591)

Basic and diluted net loss per common share             $     (1.20)   $     (0.56)   $     (0.56)
                                                        -----------    -----------    -----------

Shares used in calculating basic and diluted net loss
per common share                                          5,466,979      5,972,001      6,371,827
                                                        -----------    -----------    -----------

7. Acquisitions

      The Company follows the guidelines of Emerging Issues Task Force Issue 95-8: "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination" in determining the accounting treatment for any contingent consideration related to acquisitions.

Erie Computer Company

      On February 3, 2000, Allin Network acquired certain assets utilized in the operations of Erie Computer Company ("Erie Computer"), previously an operating division of Patterson-Erie Corporation ("Patterson-Erie"). Erie Computer's operations included information technology consulting services, computer hardware, software and networking equipment sales and computer hardware service. Erie Computer was located in Erie, Pennsylvania and had operated for twenty-three years prior to Allin Network's acquisition of its assets.

      The purchased assets included the computer hardware and software, furnishings, office equipment and supplies utilized in Erie Computer's operations, inventory consisting of computer-related hardware, software and supplies, vehicles, customer lists, rights to the name "Erie Computer Company" and all other tangible and intangible assets utilized in Erie Computer's operations. Allin Network retained the Erie Computer employees and use of the tradename "Erie Computer Company". The Company also entered a lease with Patterson-Erie for occupancy of the building utilized for Erie Computer's operations. The original term of the lease was for one year through January 31, 2001, but included a lease cancellation provision based on fifteen days written notice.

                        ALLIN CORPORATION & SUBSIDIARIES

      Purchase consideration was the Company's issuance of 23,310 shares of its common stock to Patterson-Erie, based on a rate of $4.29 per share as specified in the acquisition agreement. There were no terms for contingent consideration associated with the agreement. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition. The asset acquisition was effective for accounting purposes as of February 1, 2000. The acquisition price was allocated among the purchased assets, including the capital assets utilized in Erie Computer's operations, inventory, customer lists and assembled workforce. Original estimated remaining economic lives for customer list and assembled workforce were eight and three years, respectively.

      On May 19, 2000, Allin Network sold the acquired assets to Engage IT, Inc. ("Engage IT"). The Company recorded a loss on disposal of the assets sold to Engage IT of approximately $53,000. Engage IT assumed the Erie Computer workforce and occupancy of the building utilized for the Erie Computer operations through lease termination. The Company terminated the lease as of June 30, 2000. Consideration received from Engage IT consisted of a cash payment of $10,000 and a note receivable for $30,000 payable over six months and accruing interest at 9% per annum. The note receivable was reduced by the portion of customer prepaid service contract fees applicable to the period subsequent to May 19, 2000. Engage IT is in default on the final three note payments due from September to November 2000. As of December 31, 2000, the outstanding balance of the note receivable was approximately $14,000. As of December 31, 2000, Engage IT was also indebted to Allin Network for approximately $8,000 due to its deposit of Erie Computer customer receipts related to accounts receivable retained by Allin Network at the time of the asset sale.

Allin Consulting-Pennsylvania

      On August 13, 1998, the Company acquired all of the issued and outstanding stock of Allin Consulting-Pennsylvania. The acquisition price of approximately $14.4 million included a cash payment of approximately $2.4 million, issuance of 805,195 shares of the Company's common stock, based on a rate of $4.406 per share as specified in the acquisition agreement, secured promissory notes in the principal amounts of $6.2 and $2.0 million, and post-closing payment by or on behalf of Allin Consulting-Pennsylvania of an approximate $200,000 tax liability. The Company recorded the stock issuance based on the market price on the date of closing of the acquisition. Allin Consulting-Pennsylvania had two outstanding notes due to a bank in the aggregate amount of approximately $627,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition. The agreement for the acquisition of Allin Consulting-Pennsylvania provided for contingent payments of up to $1.6 million based upon the achievement of a certain 1998 earnings target, as defined in the purchase agreement. The target was not met so no contingent payments were made to the selling shareholders. The acquisition was effective for accounting purposes as of August 1, 1998. Five months of Allin Consulting-Pennsylvania's results of operations are included in the Company's Consolidated Statement of Operations for 1998.

      The acquisition of Allin Consulting-Pennsylvania has been accounted for using the purchase method. The acquisition price has been allocated among the net assets of the acquired entity, assembled workforce, customer base, and goodwill. Estimated remaining economic lives for assembled workforce, customer base and goodwill are five, fourteen and thirty years, respectively. The net assets of the acquired entity included cash, accounts receivable, prepaid expenses, furniture, equipment and leasehold improvements, accounts and notes payable and accrued expenses.

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

                        ALLIN CORPORATION & SUBSIDIARIES

      Pro forma results of operations for the acquisition of Allin Consulting-Pennsylvania are based on the historical financial statements of the Company and Allin Consulting-Pennsylvania, adjusted to give effect to the acquisition of Allin Consulting-Pennsylvania. The pro forma results of operations assume that the acquisition of Allin Consulting-Pennsylvania occurred as of January 1, 1998. Pro forma information is as follows:

                                                                 Year Ended
(Dollars in thousands, except per share data)                   December 31,
                                                                    1998
                                                                ------------

      Revenue                                                     $23,567
      Loss from continuing operations                              (7,792)
      Net loss                                                     (6,134)
      Net loss attributable to common shareholders                 (7,014)
      Net loss per common share - basic and diluted               $ (1.18)

      The pro forma information presented above reflects the assumed effects of certain pro forma adjustments, including assumed additional amortization expense on intangible assets recorded in connection with the acquisition, assumed adjustments to interest income for foregone investment income on cash balances assumed to have been utilized in connection with the acquisition, assumed adjustments to interest expense for notes payable related to the acquisitions, credit line financing, and assumed repayment of Allin Consulting-Pennsylvania debt balances. The pro forma information also assumes adjustment for dividends on Series B Redeemable Preferred Stock as if the preferred stock had been issued as of January 1, 1998. The pro forma financial information does not purport to present what the Company's results of operations would have been if the acquisition of Allin Consulting-Pennsylvania had occurred on the assumed date, as specified above, or to project the Company's financial condition or results of operations for any future period.

MEGAbase

      On November 20, 1998, the Company acquired all of the issued and outstanding stock of MEGAbase. The MEGAbase operations were merged into Allin Consulting-California following acquisition. Closing payment terms included a cash payment of $12,000 and the issuance of 6,568 shares of the Company's common stock, based on a rate of $4.263 per share as specified in the acquisition agreement. MEGAbase had outstanding notes due to a bank and two individuals in the aggregate amount of approximately $73,000 as of the Company's acquisition, which the Company repaid in full on the date of the acquisition. The acquisition of MEGAbase has been accounted for using the purchase method. The acquisition price has been allocated among the net assets of the acquired entity and goodwill. During 1999, the Company reviewed the acquired MEGAbase operations and has revised its estimated economic life for goodwill to seven years.

      The agreement for purchase of MEGAbase provided for contingent payments to be determined on the basis of Allin Consulting-California's 1999 Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition). The former MEGAbase sole shareholder was entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeded $500,000, subject to a maximum contingent payment of $800,000. The Company and the former MEGAbase sole shareholder were unable to agree upon the calculation of Allin Consulting-California's Development Practice Gross Margin for 1999. The Company initiated litigation to resolve this matter. In January 2001, the Company and the former MEGAbase sole shareholder reached a settlement concerning contingent payments. On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder. The Nasdaq market price of the Company's common stock on the date of issuance was $1.406 per share. The additional purchase consideration is being recorded in January 2001 as additional cost of the acquired enterprise, which will result in additional goodwill being recorded on Allin Consulting-California. The additional goodwill will be amortized over the estimated remaining life of goodwill associated with the MEGAbase acquisition. See Note 20.

                        ALLIN CORPORATION & SUBSIDIARIES

Allin Consulting-California

      Kent Consulting Group, Inc. was acquired under an agreement closed coincident with the Company's initial public offering on November 6, 1996 and was merged into a wholly owned subsidiary of the Company, which was the surviving entity. The surviving entity subsequently carried forth the business operations of the acquired entity and in 1998, changed its name to Allin Corporation of California ("Allin Consulting-California"). In this note, the term Allin Consulting-California refers to both the acquired and surviving legal entities, as is appropriate for the context. In November 1998, the Company and the former sole shareholder of Allin Consulting-California, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California which fixed the amount of the payment due at $2,000,000. The contingent payments to be made under the amended promissory note were recorded as additional cost of the acquired enterprise. The Company recorded a liability for these payments in November 1998. The fixing of the contingent payment amount and the recording of interest payable for the period from acquisition to amendment resulted in additional goodwill being recorded by Allin Consulting-California, which is being amortized over the then remaining estimated life for goodwill of five years.

      On May 31, 1999, the holder of the promissory note agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock. See Note 3 for additional information concerning the exchange. The remaining note principal balance of $1,000,000 is due April 15, 2005. The note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. Accrued interest as of May 31, 1999 was paid on April 1, 2000. Quarterly interest payments began on April 14, 2000. Interest accrued each calendar quarter is due for payment on the 15th of the succeeding month, subject to any prohibition under any agreement between the Company and a lender.

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

      The sale of SportsWave represents disposal of a segment since SportsWave comprised the entirety of the Company's sports marketing business. Accordingly, the results of operations for SportsWave for the period ended December 31, 1998 have been reclassified to equity basis interest in income or loss of disposed segment, which is presented after net loss from continuing operations.

      The Company recognized a gain on disposal of SportsWave of approximately $1,437,000 in the period ended December 31, 1998. The Company recognized an additional gain of $1,000 in the period ended December 31, 1999 resulting from adjustment of an accrual for costs associated with the sale of SportsWave. The gains are also presented after net loss from continuing operations.

                        ALLIN CORPORATION & SUBSIDIARIES

9. Impairment of Long-Lived Assets

      Allin Interactive maintained an inventory of equipment removed from three Royal Caribbean Cruise Line ("Royal Caribbean") ship interactive television systems which had ceased operations during the second quarter of 1998, equipment from the Cunard Line Ltd. ("Cunard") ship Queen Elizabeth 2 system which had terminated operations in December 1997 and a system for the Norwegian Cruise Line ("NCL") ship Norway which had not been completed. The interactive television system equipment had been previously installed on the ships when Allin Interactive had followed an owner-operator model for its interactive television system operations. From the time the equipment became available for reuse, Allin Interactive had sought alternative productive use of the equipment, which included substantive discussions with several cruise lines concerning installation of systems. During August 1998, the last of these substantive discussions was terminated by Carnival Cruise Lines ("Carnival") at the time it was announced that Carnival had contracted with a competitor for installation of an interactive television system aboard a Carnival ship. Discussions with Carnival at the time of these events also caused Allin Interactive's management to regard continued long-term operation of the interactive systems aboard two Carnival vessels to be in jeopardy. Under the terms of the Company's agreement with Carnival, discontinuation of management fees and/or termination of services could be made upon thirty days' notice. During August 1998, Allin Interactive also was informed by NCL that it wished to discontinue payment of management fees for the system aboard the Norwegian Dream subsequent to December 31, 1998, in accordance with the terms of its agreement.

      The Company determined that the events described represented facts and circumstances indicating that the carrying value of the assets might not be recoverable because of the lack of short-term prospect of reuse for the equipment maintained as inventory and because of a substantive prospect of termination of operations or lack of adequate cash flow due to the discontinuation of management fees for the operating systems. The Company determined estimated salvage values for all of the equipment and estimated undiscounted cash flows for the operating systems and determined that the assets were impaired. The Company recorded a loss of $2,765,000 during August 1998 to write-down the assets to estimated fair values.

      Operation of the Norwegian Dream system was terminated and the equipment removed in April 1999. Allin Interactive received a reduced interim management fee from January to April 1999. Carnival discontinued payment of management fees related to the interactive systems aboard two Carnival ships after August 1999, but has not terminated interactive television service on these ships.

10. Software Development Costs

      Software development costs of approximately $21,000 were capitalized during the year ended December 31, 1998, relating to the Company's digital imaging technology. No costs have been capitalized subsequently. Amortization expense related to these and previously capitalized costs was approximately $196,000, $10,000, and $19,000 during the years ended December 31, 1998, 1999, and 2000, respectively.

      Research and development expense was approximately $152,000, $56,000, and $43,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

                        ALLIN CORPORATION & SUBSIDIARIES

11. Intangible and Other Assets

      Intangible and other assets consist of the following:

                              (Dollars in thousands)                              December 31,
                                                                                ---------------
                                                                                 1999     2000
                                                                                ------   ------
      Assembled work force of acquired entities, net of accumulated
      amortization of $113 and $177 (amortized over five and seven years)          232      168
      Customer lists of acquired entities, net of accumulated amortization of
      $301 and $485 (amortized over five and fourteen years)                     2,049    1,865
      Other assets, net of accumulated amortization of $2                            4        4
                                                                                ------   ------

                                                                                $2,285   $2,037
                                                                                ======   ======

12. Equity in Non-Consolidated Corporation

      Allin Digital had an ownership interest of approximately 5.7% in PhotoWave, Inc. ("PhotoWave") as of December 31, 1999. The initial investment was made in March 1998 through the contribution of certain assets previously used in its digital photography business and the rights to the name PhotoWave. An initial value of $100,000 was recorded for the investment, based on Allin Digital's initial stock ownership percentage in comparison to the initial cash capitalization of PhotoWave for the remaining equity. The book value of the assets contributed approximated the value placed on the investment.

      The Company recognized losses of $28,000 and $72,000, respectively, during the periods ended December 31, 1998 and 1999 for its equity basis interest in the results of operations of PhotoWave, which are presented as equity losses in the Company's Consolidated Statements of Operations. Equity-basis losses reduced the carrying value of the Company's investment to $-0- as of December 31, 1999.

      On June 14, 2000, Allin Digital sold all of its 20 shares of common stock of PhotoWave. Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock.

13. Line of Credit and Notes Payable:

      On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank has agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but has been renewed for two successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2001. As of December 31, 2000, maximum borrowing availability was approximately $2,906,000.

      Borrowings are permitted under the S&T Loan Agreement for general working capital purposes, and were also originally permitted to repay a portion of certain indebtedness incurred by the Company in connection with its acquisition of Allin Consulting-Pennsylvania. On October 2, 1998, the Company borrowed $1,000,000 under the S&T Loan Agreement, which was used to repay a portion of the outstanding acquisition-related debt. The Company has from time to time borrowed and subsequently repaid amounts under the revolving credit loan. As of December 31, 1999 and 2000, the balances outstanding on the line of credit were $650,000 and $2,155,000, respectively.

                        ALLIN CORPORATION & SUBSIDIARIES

      Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. Since the initial borrowing under the credit facility on October 2, 1998, the applicable interest rate has varied from a low of 8.75% to a high of 10.50%, which was the applicable rate as of December 31, 2000. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. Interest expense of approximately $24,000, $73,000 and $102,000, respectively, related to the line of credit borrowings was recorded during the periods ended December 31, 1998, 1999 and 2000. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

      The S&T Loan Agreement includes various covenants relating to matters affecting the Company including cash flow to interest ratio, insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The amendment renewing the line of credit as of October 1, 1999 changed the measurement period for the cash flow coverage covenant. The cash flow coverage ratio is measured for each of the Company's fiscal quarters beginning October 1, 1999. Previously, the ratio had been computed monthly based on the most recent six months' results. S&T Bank waived the cash flow coverage covenant during the initial term of the loan for periods during which the Company was not in compliance. S&T Bank also waived the cash flow coverage covenant during the loan renewal periods for the second, third and fourth quarters of 2000. The Company would not have otherwise met the cash flow covenant requirements for those quarterly periods. As of December 31, 2000, the Company is in compliance with all other covenants under the amended S&T Loan Agreement.

      The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock. Each of the Certificates of Designation governing the Series C Redeemable Preferred Stock and the Series D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or declared and funds are set aside for payment.

      On May 31, 1999, the outstanding principal balance of $1,926,000 of a promissory note related to the acquisition of Allin Consulting-Pennsylvania was exchanged for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The note bore interest at a rate of 6% per annum. Approximately $50,000 of interest expense was recorded in the period ended December 31, 1999 related to this note. All interest due under the note has been paid as of December 31, 1999. See Notes 3 and 7.

      Non-current portion of notes payable on the Consolidated Balance Sheet as of December 31, 1999 and 2000, respectively, included a note payable of $1,000,000 related to the acquisition of Allin Consulting-California. The note bears interest at a rate of 7% per annum. Accrued interest as of May 31, 1999 was paid on April 1, 2000. Quarterly interest payments began April 14, 2000. Approximately $99,000 and $128,000, respectively, of interest expense was recorded in the periods ended December 31, 1999 and 2000 related to this note. See Notes 3 and 7.

      Allin Consulting-Pennsylvania acquired certain office equipment under a capital lease. As of December 31, 1999, current and non-current principal obligations under the lease were approximately $2,000 each. As of December 31, 2000, current principal obligations under the lease were approximately $2,000. Principal payments due under the capital lease are reflected as current and non-current portions of notes payable on the Consolidated Balance Sheets. The lease matures in October 2001.

                        ALLIN CORPORATION & SUBSIDIARIES

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

      A restructuring charge of approximately $24,000 was recorded in July 2000 to establish a liability for severance costs associated with the termination of services of a sales and managerial executive associated with the legacy technology consulting services provided by the Company. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during this period. As of December 31, 2000, all of the amount accrued under the July 2000 charge had been paid.

      Restructuring charges of approximately $70,000 were recorded in February 2000 to establish a liability for severance costs associated with the termination of services of two managerial personnel associated with the legacy technology consulting services provided by the Company. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during this period. As of December 31, 2000, all of the amount accrued under the February 2000 charges had been paid.

      An accrual of approximately $81,000 was recorded as of December 3, 1999 to establish a liability for severance costs associated with an involuntary employee termination. Associated expenses were recorded in Selling, general & administrative expenses on the Consolidated Statement of Operations during this period. The involuntary termination involved an individual responsible for management of one of Allin Consulting-California's technology consulting solution areas. As of December 31, 1999 and 2000, none and all, respectively, of the amount accrued had been paid. The accrued balance is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet as of December 31, 1999.

      A restructuring charge of approximately $208,000 was recorded as of January 12, 1999 to establish a liability for severance costs associated with the termination of services of the Company's president. During the quarterly period ended December 31, 1999, additional expense of approximately $18,000 was recorded to adjust the restructuring charge previously recorded. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statements of Operations during these periods. As of December 31, 1999, approximately $201,000 of the amount accrued under the January 12, 1999 charge had been paid. The remaining balance, approximately $25,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet as of December 31, 1999. Severance payments under this plan were completed by February 2000.

      A restructuring charge of approximately $491,000 was recorded as of February 4, 1998 to establish a liability for separation costs associated with a plan for reorganization of operations, including the resignations of certain senior executives. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. The plan included three positions including the Company's president, chief operating officer and an administrative assistant, all of whom ceased employment with the Company. As of December 31, 1998, approximately $463,000 of the amount accrued under the February 4, 1998 charge had been paid. The remaining balance, approximately $28,000, was included in accrued compensation and payroll taxes on the Consolidated Balance Sheet as of December 31, 1998. As of December 31, 1999, all of the amount accrued under the February 4, 1998 reorganization charge had been paid.

                        ALLIN CORPORATION & SUBSIDIARIES

15. Lease Commitments

      The Company leases office space and equipment under operating leases that expire at various times through 2004. Minimum future annual rental commitments for all non-cancelable operating leases as of December 31, 2000 are as follows:

      Minimum Future Lease Payments

      2001                                                      $  539,000
      2002                                                         244,000
      2003                                                         203,000
      2004                                                          16,000
      2005                                                           5,000
                                                                ----------

      Total                                                     $1,007,000
                                                                ==========

16. Royalty Agreement

      Allin Interactive's contracts with certain cruise lines for operation of interactive television systems provided for specified royalty payments based upon adjusted gross revenue, as defined in the respective agreements. Royalty expenses of approximately $55,000, $42,000, and $16,000 are included with Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998, 1999, and 2000, respectively.

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

      Under the August 1999 maintenance agreement between Allin Interactive and Celebrity, Allin Interactive was to provide ongoing technical support for the five interactive television systems on Celebrity ships for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance period ended March 17, 2000. Revenue for the four interactive television system sales was recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's ongoing technical maintenance obligation. The net book values of the four owned systems were recognized as cost of sales over the minimum period of the maintenance obligation.

                        ALLIN CORPORATION & SUBSIDIARIES

      Allin Interactive earned fixed monthly maintenance fees under the August 1999 maintenance agreement through October 2000. Beginning in November 2000, technical support services are being provided in accordance with purchase orders provided by the customers. The purchase orders provide for hourly fees subject to a minimum quarterly fee for each ship.

18. Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The components of the deferred tax assets and liabilities, as of December 31, 1999 and 2000, are as follows:

       Assets (liabilities)                           December 31,  December 31,
                                                          1999          2000
                                                      ------------  ------------
      (Dollars in thousands)
Net operating loss carryforward                         $ 7,095       $ 6,265
Deferred revenue                                            217           217
Intangible asset differences                                717         1,881
Restricted stock grant                                       --           161
Fixed assets                                                447           371
Research and development                                   (247)         (247)
Miscellaneous reserves                                      401          (167)

Valuation allowance                                      (8,630)       (8,481)
                                                        ---------------------

Net deferred income taxes from operations               $    --       $    --
                                                        =====================

      The deferred income taxes liability balance of $81,000 as of December 31, 1999 relates to a tax liability of Allin Consulting-Pennsylvania from pre-acquisition operations that was assumed by the Company as a component of the purchase price. The Company was able to utilize tax losses generated from its operations to offset this tax liability without a cash payment. Consequently, the Company reversed the accrued liability resulting in the recording of a benefit from income taxes of $81,000 in the year ended December 31, 2000.

      As of December 31, 2000, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $21,416,000 and $13,935,000, respectively, which are scheduled to expire at various times from 2004 through 2020.

      The realization of the above tax benefits depends on the Company's ability to generate future taxable income. The Company has established valuation allowances as of December 31, 1999 and 2000 to offset the deferred tax benefits related to the net operating loss carryforwards.

      Currently payable state income taxes of certain subsidiaries of approximately $3,000, along with the benefit resulting from reversal of a deferred tax liability noted above, resulted in the recognition of a net benefit from income taxes of approximately $79,000 for the year ended December 31, 2000. The fiscal 1999 income tax provision of approximately $10,000 consists of currently payable state income taxes of certain subsidiaries. No income tax provision was recorded in fiscal 1998.

                        ALLIN CORPORATION & SUBSIDIARIES

19. Related Party Transactions:

Shareholder Notes Payable

      The acquisition of Allin Consulting-Pennsylvania in August 1998 included two promissory notes issued by the Company in the amounts of $6,200,000 and $2,000,000, respectively, to a former shareholder of Allin Consulting-Pennsylvania who is currently a shareholder and director of the Company. The secured promissory note for $6,200,000 bore interest at 5% per annum and was paid in full in October 1998. The second secured promissory note bore interest at 6% per annum. During March and April 1999, the note was offset by approximately $74,000 for Allin Consulting-Pennsylvania's payment of tax liabilities related to the pre-acquisition period. On May 31, 1999, the outstanding balance of this note, approximately $1,926,000, was exchanged for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The Series E preferred stock subsequently converted into 942,141 shares of the Company's common stock on August 13, 2000. The Company recorded interest expense of approximately $89,000 and $50,000, respectively, and made interest payments of approximately $59,000 and $80,000, respectively, during the periods ended December 31, 1998 and 1999 related to these notes. See Notes 3, 7 and 13 for additional information concerning these notes, the exchange for preferred stock and dividends earned on Series E preferred stock.

      In November 1998, the Company and the former sole shareholder of Allin Consulting-California, who is currently a shareholder and formerly the President of the Company, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California. Under the amendment, the amount of the payment was fixed at $2,000,000. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996. During 1998, the Company recorded $280,000 as additional purchase consideration for the interest due from acquisition to amendment of the note. Approximately $21,000 of interest expense was also accrued related to this note in 1998. On May 31, 1999, the former sole shareholder of Allin Consulting-California agreed to a reduction in note principal balance of $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock. The amended note originally provided for principal payments of $500,000 on April 15, 2000 and October 15, 2000. However, the Company had the sole option to defer payment of principal until April 15, 2005, which it did. Accrued interest as of May 31, 1999 of approximately $390,000 was paid in April 2000. Payment of interest accrued in the preceding calendar quarter also began in April 2000. Quarterly interest payments of approximately $63,000 were made in 2000. Approximately $99,000 and $128,000 of interest expense was accrued in 1999 and 2000, respectively, related to this note. See Notes 3, 7 and 13 for additional information concerning this note and the exchange for preferred stock.

Notes Receivable from Employees

      At December 31, 1999 and 2000, the Company had two and one, respectively, notes due from employees. Outstanding balances on these notes were approximately $17,000 and $3,000 at December 31, 1999 and 2000, respectively. Both notes bear interest at fixed rates of 7%.

Services and Products Sold to Related Parties

      During 1998, Allin Consulting-California provided computer network consulting services to three entities in which certain shareholders, directors and an officer of the Company own or owned interests. Fees charged were approximately $22,000. During 1999, computer network consulting services of approximately $4,000 were provided to one of these entities. No services were provided to related parties by Allin Consulting-California in 2000.

      During 1999, Allin Consulting-Pennsylvania provided computer network consulting services to two entities in which certain shareholders, directors and an officer of the Company own or owned interests. Fees charged were approximately $8,000. During 2000, computer network consulting services of approximately $46,000 were provided to one of these entities.

                        ALLIN CORPORATION & SUBSIDIARIES

      During 1998 and 1999, Allin Network sold computer hardware and components to two entities in which certain shareholders, directors and an officer of the Company own or owned interests. Revenue from these sales was approximately $30,000 and $1,000 in 1998 and 1999, respectively.

      During 1999, Allin Digital sold and installed a digital imaging system to an entity in which a director of the Company has an ownership interest. Allin Digital recorded revenue related to this sale of approximately $44,000 in 1999. Allin Digital also recognized revenue of approximately $1,000 for technical support for this entity in 2000.

      During the fiscal year ended December 31, 1999, Allin
Consulting-Pennsylvania performed technology consulting services for two entities for which a director of the Company serves as an executive officer. Fees charged these entities were approximately $27,000 and $1,000, respectively for the fiscal year ended December 31, 1999.

      During 2000, Allin Interactive sold interactive television equipment to an entity in which a director of the Company has an ownership interest. Revenue from these sales was approximately $1,000.

Sale of Technical Support Contracts

      In October 2000, Allin Consulting-California sold rights to perform technical support services under certain contracts to an entity in which a shareholder and former President of the Company has an ownership interest. The sale is effective for services performed subsequent to December 31, 2000. Allin Consulting-California will receive percentages of certain revenue to be realized by the related entity during the period from January 1, 2001 through December 31, 2005, including fifteen percent of the contractual backlog for services remaining to be performed for contracts in place as of December 31, 2000, ten percent of any additional revenue derived from clients with contracts in place as of December 31, 2000, and five percent of any revenue earned from certain former clients of Allin Consulting-California, as specified in the agreement. As of December 31, 2000, the backlog for services remaining to be performed under sold contracts was approximately $113,000. The agreement also provides for a management fee to the related entity equal to 10% of the revenue earned by Allin Consulting-California during November and December 2000 under the contracts sold for the related entity's assistance in managing the technical support services provided during this period. Allin Consulting-California has recorded expense of approximately $12,000 for year ended December 31, 2000 for the management fees.

Lease Arrangements

      The Company leases office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $295,000, $302,000 and $284,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The current lease was effective as of February 1, 1997 with a term of five years to expire on January 31, 2002. In 1997 and 1998, an agreement was reached among the Company, the lessor and a third party for sublet of two portions of the office space, terminating any liability of the Company for the sublet space for the remaining term of the lease. The Company assumed responsibility for design and build-out costs associated with the sublet agreements. In 1998, these costs approximated $52,000 and included approximately $13,000 in fees for an entity in which certain shareholders of the Company have an interest. As of December 31, 2000, minimum lease commitments under the lease were approximately $296,000.

      The Company provided office space on a month to month basis during 1998 to an entity in which a former director had an interest. Rental charges were approximately $2,000 during 1998.

      Allin Consulting-California leased office space from a shareholder and former President of the Company. Rental expense was approximately $65,000 and $41,000, respectively, for the years ended December 31, 1998 and 1999. No rent expense was recorded in 2000 and Allin Consulting-California no longer occupies the office space.

                        ALLIN CORPORATION & SUBSIDIARIES

Transactions related to PhotoWave

      During 1998 and 1999, Allin Digital and Allin Interactive sold digital photography equipment and supplies and computer hardware to PhotoWave. Allin Digital also sold digital photography equipment to PhotoWave in 2000. From March 1998 until June 2000, Allin Digital held a non-consolidated equity interest in PhotoWave. A director of the Company has held an equity interest in PhotoWave since March 1998. The Company's Chairman of the Board served as a director of PhotoWave from 1998 to 2000. Another director of the Company has held an ownership interest in PhotoWave and has served as a director of PhotoWave since 1998. Sales were approximately $101,000, $53,000 and $20,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

      Allin Digital also has a commission-based referral agreement with PhotoWave under which PhotoWave earns commissions for referral of customers to Allin Digital. Commissions earned by PhotoWave under this agreement were $38,000, $39,000 and $13,000 during the years ended December 31, 1998, 1999 and
2000, respectively.

      On June 14, 2000, Allin Digital sold all of its 20 shares of common stock of PhotoWave. The purchaser was a director of the Company, who has also been a shareholder of PhotoWave since 1998. Proceeds received related to the sale of PhotoWave stock were approximately $144,000. Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock.

Services and Products Purchased from Related Parties

      Certain shareholders, a director, a former director and an officer of the Company have an equity interest in an entity which performed services for the Company and its subsidiaries related to visual media. Charges for these services were approximately $13,000 for the year ended December 31, 1998.

      Another entity in which a director and former officers of the Company have an equity interest performed commercial printing services for the Company and its subsidiaries. Charges for these services were approximately $8,000, $3,000 and $200 for the periods ended December 31, 1998, 1999 and 2000, respectively.

      An entity in which a shareholder and former President of the Company has an interest provides technical consulting services to the Company. Charges for these services were approximately $15,000 and $36,000, respectively, for the periods ended December 31, 1999 and 2000.

      Data storage services were received from an entity in which certain shareholders of the Company have an equity interest. Charges for these services were approximately $3,000 and $1,000 for the periods ended December 31, 1998 and 1999, respectively.

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

                        ALLIN CORPORATION & SUBSIDIARIES

20. Subsequent Events:

Settlement of Contingent Purchase Consideration for MEGAbase Acquisition

      The agreement for the 1998 purchase of MEGAbase provided for contingent payments to be determined on the basis of Allin Consulting-California's 1999 Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition). The Company and the former MEGAbase sole shareholder, however, were unable to agree upon the calculation of Allin Consulting-California's Development Practice Gross Margin for 1999 and the Company initiated litigation to resolve the matter. In January 2001, the Company and the former MEGAbase sole shareholder reached a settlement concerning contingent payments. On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder. The Nasdaq market price of the Company's common stock on the date of issuance was $1.406 per share. The additional purchase consideration of $80,000 is being recorded in January 2001 as additional cost of the acquired enterprise, which will result in additional goodwill being recorded on Allin Consulting-California. The additional goodwill will be amortized over the estimated remaining life of goodwill associated with the MEGAbase acquisition, approximately 4.8 years.

Issuance of Options for Common Stock

      During the first quarter of 2001, the Company awarded options to purchase 37,000, 40,000, 97,500 and 75,000 common shares, respectively, under the 1996, 1997, 1998 and 2000 Plans.

Contracts with Carnival Corporation

      In February 2001, Allin Interactive and Carnival Corporation entered several related contracts. Allin Interactive will design and develop an interactive television system and interactive television applications for Carnival Corporation. Allin Interactive will install the interactive television system and applications developed for Carnival Corporation on six Carnival Cruise Lines ships. Allin Interactive will also have the opportunity to deliver ship-based interactive television solutions to other Carnival Corporation affiliates, although no system orders have been committed to date with the other Carnival Corporation affiliates. Allin Interactive anticipates a majority of the interactive television system design and development services and system installations currently awarded under the contracts with Carnival Corporation will be performed in 2001, with the remainder being performed in 2002.

21. Industry Segment Information

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 introduced a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance.

Basis for Determining Segments

      Segments to be reported will fall under two groups, Solution Area Services and Ancillary Services & Product Sales. The Company's operations and management's evaluations are primarily oriented around solution areas meeting customer needs for Microsoft-based technology services. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. Beginning in 2001, however, the Company has changed its solution area structure to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also

                        ALLIN CORPORATION & SUBSIDIARIES
performs technology consulting services for certain legacy technologies, including IBM proprietary mainframe systems and Hogan IBA software applications, which are specialized products for the banking industry. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments previously reported as Solution Area Services. To enhance comparability of the segment information with reporting of results of the Company's future operations, information as of December 31, 1998, 1999 and 2000 and for the years then ended has been restated to conform to the new solution area structure.

      In connection with its solutions-oriented services, clients will request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide sales of information system and digital imaging products, equipment and supplies. The Company also continues to operate two interactive television systems as a result of a discontinued operating model. The segment group Ancillary Services & Product Sales will include these activities which are ancillary to or outside of the Company's current strategic focus.

      The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, production processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Technology Infrastructure Consulting, E-Business Consulting, three segments related to the Interactive Media Solution Area (Interactive Media Consulting, Interactive Media Systems Integration and Digital Imaging Systems Integration), and Legacy Technology Consulting. Solution area services are provided by Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Interactive and Allin Digital.

      Segments grouped as Ancillary Services & Product Sales include Interactive Television Transactional Revenue & Management Fees, Digital Photography Product Sales, Information System Product Sales and Other Services. Ancillary services are provided by all of the Company's operating subsidiaries. Ancillary product sales are provided by Allin Interactive, Allin Digital and Allin Network.

Measurement Method

      The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

                        ALLIN CORPORATION & SUBSIDIARIES

Revenue

      Information on revenue derived from external customers is as follows:

(Dollars in thousands)                           Revenue from External Customers
Periods ended December 31                          1998        1999        2000
                                                 -------     -------     -------

Solution Area Services:
  Technology Infrastructure Consulting           $ 3,971     $ 2,911     $ 3,817
  E-Business Consulting                            2,007       2,340       2,166
  Interactive Media:
    Interactive Media Consulting                      22         758       1,283
    Interactive Media Systems Integration            327       3,068       5,914
    Digital Imaging Systems Integration              847       1,520       1,844
  Legacy Technology Consulting                     4,507      11,537       6,692
                                                 -------------------------------
Total Solution Area Services                     $11,681     $22,134     $21,716

Ancillary Services & Product Sales:
  Interactive Television Transactional
    Revenue & Management Fees                    $ 3,023     $ 1,614     $   436
  Digital Imaging Product Sales                      251         752       1,096
  Information System Product Sales                   306         308         422
  Other Services                                      30         169         419
                                                 -------------------------------
Total Ancillary Services & Product Sales         $ 3,610     $ 2,843     $ 2,373

                                                 -------------------------------

Consolidated Revenue from External Customers     $15,291     $24,977     $24,089
                                                 ===============================

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

(Dollars in thousands)                             Revenue from Related Entities
Periods ended December 31                           1998        1999       2000
                                                   -----------------------------

Solution Area Services                             $  806      $  264     $  247
Ancillary Services & Product Sales                    406         275        159
                                                   -----------------------------

Total Revenue from Related Entities
  in Other Segments                                $1,212      $  539     $  406
                                                   =============================

                        ALLIN CORPORATION & SUBSIDIARIES

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

(Dollars in thousands)                                              Gross Profit
Periods ended December 31                                1998          1999         2000
                                                       ----------------------------------
Solution Area Services:
  Technology Infrastructure Consulting                 $ 1,588       $ 1,461      $ 2,260
  E-Business Consulting                                    760           916          979
  Interactive Media:
    Interactive Media Consulting                            11           396          874
    Interactive Media Systems Integration                   16         1,463        1,980
    Digital Imaging Systems Integration                    137           311          382
  Legacy Technology Consulting                           1,229         3,205        1,815
                                                       ----------------------------------
Total Solution Area Services                           $ 3,741       $ 7,752      $ 8,290

Ancillary Services & Product Sales:
  Interactive Television Transactional
    Revenue & Management Fees                          $ 2,711       $ 1,346      $   297
  Digital Imaging Product Sales                             18           117          157
  Information System Product Sales                          42            48          106
  Other Services                                            (2)          156          166
                                                       ----------------------------------
Total Ancillary Services & Product Sales               $ 2,769       $ 1,667      $   726
                                                       ----------------------------------
Consolidated Gross Profit from External Customers      $ 6,510       $ 9,419      $ 9,016
                                                       ==================================

                        ALLIN CORPORATION & SUBSIDIARIES

Assets

      Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                    Total Assets
As of December 31                                1998         1999         2000
                                               ---------------------------------

Solution Area Services:
  Technology Infrastructure Consulting         $ 7,837      $ 4,967      $ 6,574
  E-Business Consulting                          3,964        1,808        1,618
  Interactive Media:
    Interactive Media Consulting                    27           89          486
    Interactive Media Systems Integration          397        1,893        3,275
    Digital Imaging Systems Integration            464          819          814
  Legacy Technology Consulting                   8,892       11,498        8,447
                                               ---------------------------------
Total Solution Area Services                   $21,581      $21,074      $21,214

Ancillary Services & Product Sales:
  Interactive Television Transactional
    Revenue & Management Fees                  $ 2,124      $   539      $   262
  Digital Imaging Product Sales                    138          415          540
  Information System Product Sales                  57           19           83
  Other Services                                    59           --          135
                                               ---------------------------------
Total Ancillary Services & Product Sales       $ 2,378      $   973      $ 1,020

Corporate & Other                                2,353        1,979        2,048
                                               ---------------------------------

Consolidated Total Assets                      $26,312      $24,026      $24,282
                                               =================================

                        ALLIN CORPORATION & SUBSIDIARIES

      Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands)                            Property & Equipment (net)
As of December 31                                1998         1999         2000
                                               ---------------------------------

Solution Area Services:
  Technology Infrastructure Consulting         $   273      $   155      $   140
  E-Business Consulting                            140           37           40
  Interactive Media:
    Interactive Media Consulting                    11           48           36
    Interactive Media Systems Integration          169          194          155
    Digital Imaging Systems Integration            135           93           59
  Legacy Technology Consulting                     311          274          162
                                               ---------------------------------
Total Solution Area Services                   $ 1,039      $   801      $   592

Ancillary Services & Product Sales:
 Interactive Television Transactional
   Revenue & Management Fees                   $ 1,410      $   171      $    97
 Digital Imaging Product Sales                      40           28           20
 Information System Product Sales                    3            2            3
 Other Services                                     --           --           --
                                               ---------------------------------
Total Ancillary Services & Product Sales       $ 1,453      $   201      $   120

Corporate & Other                                  592          499          399
                                               ---------------------------------

Consolidated Property & Equipment (net)        $ 3,084      $ 1,501      $ 1,111
                                               =================================

                        ALLIN CORPORATION & SUBSIDIARIES

      Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands)                          Property & Equipment Additions
As of December 31                                1998         1999         2000
                                               ---------------------------------

Solution Area Services:
  Technology Infrastructure Consulting         $    --      $    18      $    74
  E-Business                                        88           12           45
  Interactive Media:
    Interactive Media Consulting                    --           30           17
    Interactive Media Systems Integration            8          121           79
    Digital Imaging Systems Integration              3           28            9
  Legacy Technology Consulting                     202           18           --
                                               ---------------------------------
Total Solution Area Services                   $   301      $   227      $   224

Ancillary Services & Product Sales:
  Interactive Television Transactional
    Revenue & Management Fees                  $     3      $    --      $    --
  Digital Imaging Product Sales                     --            3            6
  Information System Product Sales                   3           --           --
  Other Services                                    --           --           --
                                               ---------------------------------
Total Ancillary Services & Product Sales       $     6      $     3      $     6

Corporate & Other                                   65          144          214
                                               ---------------------------------

Consolidated Property & Equipment Additions    $   372      $   374      $   444
                                               =================================

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

                        ALLIN CORPORATION & SUBSIDIARIES

(Dollars in thousands)                          Revenue from External Customers
Period ended December 31                         1998         1999         2000
                                               ---------------------------------

Domestic Revenue:
  Northeastern United States                   $ 3,626      $ 7,335      $ 5,816
  Midwestern United States                       1,639        3,395        2,480
  Southern United States                           897        3,909        6,983
  Western United States                          6,389        8,307        7,101
                                               ---------------------------------
Total Domestic Revenue                         $12,551      $22,946      $22,380

International & At Sea Revenue:
  Caribbean Islands                            $   440      $   214      $    47
  Mexico                                           134           70           16
  Bermuda                                          141           64           --
  Germany                                           --            1          112
  France                                            --            2          628
  Finland                                           --          700          562
  Other International                              131           54            8
  At Sea                                         1,894          926          336
                                               ---------------------------------
Total International & At Sea Revenue           $ 2,740      $ 2,031      $ 1,709

                                               ---------------------------------
Consolidated Revenue from External Customers   $15,291      $24,977      $24,089
                                               =================================

      Long-lived assets are attributed based on physical locations of the property and equipment. Property and equipment is located primarily where the Company maintains offices for its operations, including Pittsburgh, Pennsylvania, San Jose and Walnut Creek, California and Ft. Lauderdale, Florida. Shipboard interactive television system equipment owned by the Company is reflected as "At Sea" equipment. The Company does not maintain any foreign offices or facilities and will maintain any of its property and equipment at foreign locations only for the duration of a consulting engagement or systems integration project.

(Dollars in thousands)                            Property & Equipment (net)
As of December 31                                1998         1999         2000
                                               ---------------------------------

Domestic Locations:
  California                                   $   575      $   471      $   337
  Florida                                          375          272          215
  Ohio                                              18           --           --
  Pennsylvania                                     926          672          544
                                               ---------------------------------
Total Domestic Locations                       $ 1,894      $ 1,415      $ 1,096

At Sea                                         $ 1,190      $    86      $    15
                                               ---------------------------------

Consolidated Property & Equipment (net)        $ 3,084      $ 1,501      $ 1,111
                                               =================================

                        ALLIN CORPORATION & SUBSIDIARIES

Information about Major Customers

             Revenue (Dollars in   % Consolidated
                 thousands)            Revenue           Segments Included
                 ----------            -------           -----------------

Period Ended December 31, 1998

                    1,834                12%        Interactive Television:
                                                    Systems Integration &
                                                    Consulting, Transactional
                                                    Revenue & Management Fees

Period Ended December 31, 1999

                    2,568                10%        Legacy Technology Consulting

Period Ended December 31, 2000

                    2,768                11%        Interactive Television:
                                                    Systems Integration &
                                                    Consulting, Information
                                                    System Product Sales

                        ALLIN CORPORATION & SUBSIDIARIES

22. Unaudited Quarterly Financial Information

      The data for the quarterly periods ended March 31, June 30 and September 30, 1999 and 2000, respectively, reflects the data presented in the Company's filings on Form 10-Q for those periods. Comparable data is presented for the three-month periods ended December 31, 1999 and 2000.

      Dollars in thousands except                          Three Months Ended
            per share data                    ------------------------------------------------
                                                                1999
                                              ------------------------------------------------
                                              March 31   June 30     September 30  December 31
                                              ------------------------------------------------
Revenue                                       $ 6,133    $ 6,628       $ 6,118       $ 6,098
Gross Profit                                    2,311      2,202         2,313         2,593
Loss from operations                             (762)      (909)         (458)         (293)
Loss from continuing operations                  (856)    (1,013)         (523)         (285)
(Gain) loss from discontinued operations           (5)         3            --             1

Net loss                                      $  (851)   $(1,016)      $  (523)      $  (286)
                                              ================================================
Net loss applicable to common shares          $  (951)   $(1,310)      $  (675)      $  (439)
                                              ================================================

Net loss per common share from continuing
operations                                    $ (0.16)   $ (0.22)      $ (0.11)      $ (0.07)
                                              ================================================
Net loss per common share from discontinued
operations                                    $  0.00    $  0.00       $  0.00       $  0.00
                                              ================================================
Net loss per common share - basic and
diluted                                       $ (0.16)   $ (0.22)      $ (0.11)      $ (0.07)
                                              ================================================

      Dollars in thousands except                          Three Months Ended
            per share data                    ------------------------------------------------
                                                                  2000
                                              ------------------------------------------------
                                              March 31   June 30     September 30  December 31
                                              ------------------------------------------------
Revenue                                       $ 7,087    $ 5,560       $ 4,773       $ 6,668
Gross Profit                                    2,989      1,810         1,828         2,388
Income (loss) from operations                      84     (1,016)       (1,173)         (716)

Net income (loss)                             $    19    $(1,059)      $(1,220)      $  (694)
                                              ================================================
Net loss applicable to common shares          $  (134)   $(1,213)      $(1,362)      $  (882)
                                              ================================================

Net loss per common share - basic
and diluted                                   $ (0.02)   $ (0.20)      $ (0.21)      $ (0.13)
                                              ================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Allin Corporation:

We have audited the accompanying consolidated balance sheets of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 26, 2001

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 10 - Directors and Executive Officers of the Registrant

      The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 16, 2001.

Name                               Age            Position with the Company
----                               ---    --------------------------------------
Richard W. Talarico.........       45     Chairman of the Board and Chief
                                          Executive Officer
Timothy P. O'Shea .........        37     President
Dean C. Praskach ..........        43     Chief Financial Officer, Treasurer
                                          and Secretary
Brian K. Blair(2)...........       38     Director
Anthony L. Bucci(1).........       52     Director
William C. Kavan(1).........       50     Director
James S. Kelly, Jr.(2)......       50     Director
Anthony C. Vickers..........       51     Director

(1)   Member of Compensation Committee.

(2)   Member of Audit Committee.

      Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996. He has also served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996. Mr. Talarico has served Allin Interactive in various other capacities, including Vice President of Finance from October 1994 to October 1995, President from October 1995 to June 1996 and Chief Financial Officer, Secretary and Treasurer from October 1994 to June 1996. Mr. Talarico has served as an officer and director of the Company's other subsidiaries since their inception or acquisition by the Company. Since 1991, Mr. Talarico has been a partner in The Hawthorne Group ("THG"), where he has been involved in numerous business ventures and has served in various financial and operating capacities. THG is a private investment and management company which invests through affiliates primarily in media and communications companies. Mr. Talarico also serves as a director of Wexford Health Sources, Inc., Longford Health Sources, Inc. and Galway Technologies, Inc., which are providers of health and rehabilitation-related services.

      Timothy P. O'Shea became President of the Company in January 1999. Mr. O'Shea has also served as President of Allin Network and Allin Holdings since January 1999 and Vice President of the Company's other subsidiaries since January 1999. Prior to joining the Company, Mr. O'Shea was employed by Actium, a Modis solutions company providing technology consulting services, from 1991 to 1998. Mr. O'Shea served Actium in various capacities, including Team Director from 1991 to 1992, Regional Manager from 1993 to 1996, and Vice President, Regional Development from 1997 to 1998. Mr. O'Shea was involved in all aspects of new regional development including the development of regional best practices and standard regional reporting. Mr. O'Shea was instrumental in developing the technology consulting practices of four regional offices including establishing key business partners, developing comprehensive business plans, developing and mentoring of regional teams, transitioning of previous business practices to the Actium advanced technology business model and promoting sales growth.

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

      Brian K. Blair became a director of the Company in July 1996. Mr. Blair also served as Chief Operating Officer and Secretary of the Company from July 1996 until his resignation from these positions in February 1998. Mr. Blair has served as a director of Allin Interactive since October 1994 and as a director of the Company's other subsidiaries since their inception or acquisition by the Company. Mr. Blair also served as Vice President of Administration and Operations of Allin Interactive from October 1994 until June 1996 and as its President from June 1996 until February 1998. Mr. Blair served as President of Blair Haven Entertainment, Inc, doing business as Commercial Downlink, a provider of cable and closed circuit television services, from 1989 to 1998. Mr. Blair currently serves as President of Digital Media Corp., a video production and satellite communications company. In 1999, Mr. Blair co-founded Novair Media Corp., a niche market television media company, and serves as its Chief Executive Officer. Mr. Blair also currently is a director of Digital Media Corp., Novair Media Corp. and Com-Tek Printing and Graphics, Inc., a commercial printing company.

      Anthony L. Bucci became a director of the Company in August 1998. Mr. Bucci is Chairman and Chief Executive Officer of MARC USA, Pennsylvania's largest full-service marketing communications company. Mr. Bucci has served MARC USA in various capacities since 1970, including as President from September 1988 to February 1997, as Chief Executive Officer since March 1992 and as Chairman since February 1997. Mr. Bucci has supervised advertising and marketing for a range of clients, including specialty retailing, financial services, automotive, fashion, fast food, home centers, general merchandise and amusement parks.

      William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994. Mr. Kavan has also served as a director of certain of the Company's other subsidiaries since their inception or acquisition by the Company. From 1980 to 2000, Mr. Kavan served as president of Berkely-Arm, Inc. ("Berkely"), the largest provider of revenue-generating passenger insurance programs for the cruise industry. Berkely serves 25 cruise line clients, including Carnival, Costa, Cunard, Epirotiki, NCL, P&O, Princess, Radisson and RCCL. Mr. Kavan currently serves as a director of thirteen privately held businesses in diverse industries including restaurants, cleaning, digital photography, consumer products and insurance.

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

      Anthony C. Vickers became a Director of the Company in November 1999. Mr. Vickers founded IT Services Development ("ITSD") in 1998 and has served as principal of ITSD since its inception. ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys. From 1996 to 1998, Mr. Vickers served as Chairman of the Information Technology Services Division of the Information Technology Association of America ("ITAA"), a technology industry association. Mr. Vickers currently serves as a director of ITAA. Mr. Vickers has also been a member of the Advisory Board of Technology Empowerment, Inc., an emerging off-shore developer of E-business solutions, since September 2000. Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its chief executive officer and president until November 1995 and as a director until March 1998. Mr. Vickers served as a director of PC Tutor Corporation, which provided computer training services to small and medium-sized businesses from 1998 to 2000. Mr. Vickers also served as a director of Computer Technology Associates, a provider of information technology services and E-government solutions to the federal and state governments, from January to October 2000, and as a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling, since August 1999.

      There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any person who owns more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on the review of the copies of such reports and written representations that no other reports were required during or with respect to the year ended December 31, 2000, all such Section 16(a) filing requirements were met.

Item 11 - Executive Compensation

Summary Compensation Table

      The following table sets forth information concerning 1998, 1999 and 2000 compensation of the Chief Executive Officer and the other executive officers of the Company (collectively the "Named Executives"). Information with respect to 1998 compensation is not given for Mr. O'Shea as he did not join the Company and begin service as an executive officer of the Company until 1999.

                                                       Long Term Compensation
                                            Annual     ----------------------
                                        Compensation   Securities Underlying
                                        ------------         Options (#)
   Name and Principal Position   Year    Salary ($)    ----------------------
   ---------------------------   ----    ----------

Richard W. Talarico              2000     $ 175,000           25,000
   Chief Executive Officer       1999     $ 175,000           60,000
                                 1998     $ 164,583          100,000

Timothy P. O'Shea                2000     $ 150,000           25,000
   President                     1999     $ 140,385           60,000

Dean C. Praskach                 2000     $ 140,625            6,250
   Chief Financial Officer,      1999     $ 127,500           28,750
   Treasurer and Secretary       1998     $ 102,917           23,500

Employment Agreements

      During 1998, the Company entered into an employment agreement with Mr. Talarico, the term of which commenced May 15, 1998 and will continue through May 15, 2001. The annual salary as set forth in the employment agreement is $175,000, subject to annual merit increases. In the event that the Company achieves certain performance criteria, the annual base salary was to be increased to $225,000. The Company met the performance criteria, but Mr. Talarico has to date declined any change in annual base salary.

      The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

      The employment agreement provides for option grants to purchase 100,000 shares of the Company's common stock upon signing of the agreement and option grants to purchase an additional 100,000 shares of the Company's common stock on each of January 1, 1999 and January 1, 2000, if shares are then available under the Company's Stock Plans. In June 1998, Mr. Talarico was granted options to purchase 100,000 shares of the Company's common stock in accordance with the terms of the employment agreement. The exercise price of $4.50 per share was based on market price at date of grant. In March 1999 and in January 2000, Mr. Talarico was granted options to purchase 60,000 and 15,000, respectively, shares of the Company's common stock. The exercise prices of $3.25 per share for the March 1999 grant and $4.50 per share for the January 2000 grant were based on market prices at the dates of grant. The Company's management determined that awards in excess of 60,000 shares in March 1999 and 15,000 shares in January 2000 would not allow an adequate number of available shares for planned option awards to the Company's senior managers and other employees. In August 2000 and January 2001, Mr. Talarico was also granted options to purchase 10,000 and 75,000 shares, respectively, of the Company's common stock. The exercise prices of $1.91 per share for the August 2000 grant and $1.25 per share for the January 2001 grant were based on market prices at the dates of grant.

      Options to acquire shares of common stock granted to Mr. Talarico pursuant to the agreement under the Company's stock plans will vest on the earlier to occur of May 15, 2001 or, if earlier, on the date of termination of Mr. Talarico's employment without cause or a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of June 1, 1998, owns 50% or more of the outstanding common stock. The employment agreement also provides that Mr. Talarico will be entitled to receive following termination of employment by the Company without cause or contemporaneously with or within ninety days prior to the occurrence of a change in control of the Company, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the later of the later of the first anniversary of the termination or May 15, 2001.

      The Company and Mr. Talarico are currently negotiating the terms of a new employment agreement to replace the agreement currently in effect.

      In February 2001, the Company entered into a new employment agreement with Mr. O'Shea, the term of which commenced as of January 1, 2001 and will continue through December 31, 2001. Mr. O'Shea's annual salary for the term of the agreement is $170,000. Mr. O'Shea is also eligible to receive a discretionary bonus for the annual period ending December 31, 2001 based on performance parameters and objectives established by the Company's Chief Executive Officer in consultation with the Board of Directors and Mr. O'Shea. The award of any bonus for the 2001 fiscal period will be at the sole discretion of the Board of Directors.

      The employment agreement contains restrictive covenants prohibiting Mr. O'Shea from competing with the Company during the term of the agreement or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of one year after termination or the end of the employment term.

      The employment agreement also provides that Mr. O'Shea will be eligible to participate in the Company's various stock plans, subject to approval of the Board of Directors. The employment agreement with Mr. O'Shea does not, however, specify any minimum number of options to be awarded during the term of the agreement. Options granted to date to Mr. O'Shea will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award. Pursuant to the employment agreement, options to acquire shares of common stock granted to Mr. O'Shea under the Company's stock plans prior to February 13, 2001 will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

      In January 2000, August 2000 and January 2001, Mr. O'Shea was granted options to purchase 15,000, 10,000 and 40,000 shares, respectively, of the Company's common stock. The exercise prices of $4.50 per share for the January 2000 grant, $1.91 per share for the August 2000 grant and $1.25 per share for the January 2001 grant were based on market prices at the dates of grant. Options to purchase a total of 125,000 shares of the Company's common stock have been granted to Mr. O'Shea prior to February 13, 2001, including the January 2000, August 2000 and January 2001 grants, and will vest, if not already vested, in accordance with the terms previously described.

      In the event of termination of employment by the Company in conjunction with or within one year after to the occurrence of a change in control of the Company, Mr. O'Shea will be entitled to receive semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the first anniversary of the termination. In this event, Mr. O'Shea will also have the right to convert each of his vested options to purchase the Company's stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. O'Shea's options, notwithstanding the expiration of the options based on Mr. O'Sheas's termination prior to such expiration date. In addition, Mr. O'Shea's options granted prior to February 13, 2001 will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. O'Shea's employment in connection with a change of control of the Company.

      In June 2000, the Company entered into an employment agreement with Mr. Praskach, the term of which commenced June 23, 2000 and will continue through June 23, 2005. The Company and Mr. Praskach amended the employment agreement on February 13, 2001. Mr. Praskach's current annual salary is $145,000. The employment agreement permits annual merit increases to salary. Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors.

      The employment agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

      Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company's stock plans. The employment agreement with Mr. Praskach does not, however, specify any minimum number of options to be awarded during the term of the agreement. Mr. Praskach was granted options to purchase 6,250 and 30,000 shares of the Company's common stock in February 2000 and January 2001, respectively. The exercise prices were based on market prices at the dates of grant and were $4.00, and $1.25 per share, respectively. Options granted to date to Mr. Praskach will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award. Pursuant to the amendment to the employment agreement, options to acquire shares of common stock granted to Mr. Praskach under the Company's Stock Plans prior to February 13, 2001 will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

      The employment agreement also provides that Mr. Praskach will be entitled to receive for up to one year following termination of employment by the Company without cause, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment. In the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Praskach will also be entitled to receive a bonus equal to his annual base salary at the time of termination and will have the right to convert each of his vested options to purchase the Company's stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. Praskach's options, notwithstanding the expiration of the options based on Mr. Praskach's termination prior to such expiration date. In addition, Mr. Praskach's options granted prior to February 13, 2001 will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Praskach's employment in connection with a change of control of the Company.

Stock Plans

      In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997 the Board of Directors adopted the 1997 Stock Plan which was approved by the Company's stockholders in May 1997. The Board of Directors subsequently approved reissuance of forfeited option grants and restricted shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company's stockholders in December 1998. The Board of Directors subsequently approved reissuance of forfeited shares under the 1998 Plan. In February 2000, the Board of Directors adopted the 2000 Stock Plan, which was approved by the Company's stockholders in May 2000. All of the plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions (such as the completion of a period of employment with the Company following an award). The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

      The number of shares that may be awarded under the Company's 1996, 1997, 1998 and 2000 stock plans are 266,000, 300,000, 375,000 and 295,000, respectively. At December 31, 2000, 46,199, 44,250, 99,340 and 162,250 shares remained available for future grants under the 1996, 1997, 1998 and 2000 Plans, respectively.

Option Grants in Last Fiscal Year

      The following table provides information concerning stock options granted to the Named Executives during 2000.

                                        Individual Grants       Grant Date Value
                                        -----------------       ----------------

                                     % of
                                     Total
                                    Options
                      Number of    Granted to   Exercise
                      Securities   Employees       or
                      Underlying      in          Base   Expira-   Grant Date
       Name            Options      Fiscal       Price    tion       Present
                       Granted       Year        ($/sh)   Date     Value $ (1)
     -------           --------      ----        -----   ------      -------

Richard W. Talarico    15,000(2)     6.7%        $4.50   1/3/07      $41,700
                       10,000(2)     4.5%        $1.91   8/8/07      $14,100

Timothy P. O'Shea      15,000(3)     6.7%        $4.50   1/3/07      $43,650
                       10,000(3)     4.5%        $1.91   8/8/07      $14,100

Dean C. Praskach        6,250(4)     2.8%        $4.00   2/16/07     $18,188

(1) The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000 grants to Named Executives.

Risk-free interest rate:
    Options granted to Richard W. Talarico (15,000)       5.3%
    Options granted to Richard W. Talarico (10,000)       6.0%
    Options granted to Timothy P. O'Shea (15,000)         5.2%
    Options granted to Timothy P. O'Shea (10,000)         6.0%
    Options granted to Dean C. Praskach                   5.2%
Expected dividend yield                                   0.0%
Expected life of options                                7 yrs.
Expected volatility rate                                 69.0%

No adjustments were made for non-transferability or risk of forfeiture.

(2) Under the terms of the Company's current employment agreement with Mr. Talarico, these options to acquire shares of common stock granted to Mr. Talarico will vest on the earlier to occur of May 15, 2001 or on the date of termination of Mr. Talarico's employment without cause or a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of June 1, 1998, owns 50% or more of the outstanding common stock.

(3) Under the terms of the Company's current employment agreement with Mr. O'Shea, these options granted to Mr. O'Shea will vest at a rate of 20% on each of the first five anniversary dates of the award, or earlier if not already vested, on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. For more information about the terms of the options held by Mr. O'Shea, see the discussion under "Employment Agreements" above.

(4) Under the terms of the Company's current employment agreement with Mr. Praskach, these options granted to Mr. Praskach will vest at a rate of 20% on each of the first five anniversary dates of the award, or earlier if not already vested, on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. For more information about the terms of the options held by Mr. Praskach, see the discussion under "Employment Agreements" above.

Fiscal Year End Option Values

      The following table provides information concerning stock options held by the Named Executives at December 31, 2000. No options were exercised in 2000.

                    Number of Securities Underlying      Value of Unexercised In-the-
                    Unexercised Options at Fiscal        Money Options at Fiscal Year
                              Year End                           End (1)
                    -------------------------------      ----------------------------

        Name          Exercisable   Unexercisable        Exercisable   Unexercisable
        ----          -----------   -------------        -----------   -------------
Richard W. Talarico        16,800         189,200                 --              --
Timothy P. O'Shea          12,000          73,000                 --              --
Dean C. Praskach           24,850          48,150                 --              --

      (1) Based on the December 31, 2000 closing price per share of common stock of $1.25, as reported by the Nasdaq Stock Market, and the various option exercise prices per share, none of the options were in-the-money at December 31, 2000.

Long-Term Incentive and Defined Benefit Plans

      The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

      The non-employee directors of the Company had been entitled to receive, at the conclusion of each year of service, an automatic grant of an immediately exercisable option to acquire 5,000 shares of common stock at an exercise price per share equal to the closing price of the common stock as reported by the Nasdaq Stock Market for the date on which the options are granted. Coincident with the approval of the Company's 2000 Stock Plan in May 2000, the Company's practice has changed such that at the commencement of each year of service, each non-employee director will be entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant. The option grant will vest on the first anniversary of the date of the grant if the individual is serving as a director on that date. For the first year following this change in the Company's practice, non-employee directors received, in conjunction with the anniversary of their service as a director, an immediately exercisable option grant related to the completed year of service and an option grant vesting in one year related to the commencement of the new year of service as a director.

      On February 10, 2000, Mr. Blair received an immediately exercisable grant to acquire 5,000 shares of common stock at the exercise price of $4.03 per share. On September 1, 2000, Messrs. Bucci and Kelly each received immediately exercisable grants to acquire 5,000 shares of common stock and grants to acquire 5,000 shares of common stock vesting one year from date of grant at the exercise price of $2.00 per share. On November 10, 2000, Messrs. Kavan and Vickers each received immediately exercisable grants to acquire 5,000 shares of common stock and grants to acquire 5,000 shares of common stock vesting one year from date of grant at the exercise price of $1.94 per share.

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

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee consists of William C. Kavan and Anthony L. Bucci.

      In March 1998, Allin Digital contributed certain assets, including rights to the name PhotoWave, formerly used in its operations in the retail digital photography market for a minority, non-controlling equity interest in a new corporation, PhotoWave, Inc. ("PhotoWave"), which thereafter began operations in this market. The value placed on the Company's initial equity interest, $100,000, approximated the value of the assets contributed. Mr. Kavan is a shareholder and director of PhotoWave. Richard W. Talarico, Chairman and Chief Executive Officer of the Company and a director and executive officer of each of the Company's subsidiaries, served as a director of PhotoWave from 1998 to 2000. Mr. Henry Posner, Jr., a beneficial owner of greater than five percent of the Company's outstanding common stock, was also a shareholder of PhotoWave during a portion of 2000. In June 2000, Allin Digital sold all of the common shares it held in PhotoWave to Mr. Kavan. Proceeds received from the sale of the PhotoWave stock were approximately $144,000. Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock.

      During the fiscal year ended December 31, 2000, Allin Digital sold approximately $20,000 of digital photography equipment and supplies to PhotoWave. The Company believes its sales are on terms substantially similar to those offered non-affiliated parties. Allin Digital and PhotoWave are also parties to a commission-based referral agreement under which PhotoWave earns commissions for referral of customers to Allin Digital. Commissions are based on a percentage of gross revenue. During the fiscal year ended December 31, 2000, PhotoWave earned approximately $13,000 in commissions under this agreement.

      On December 29, 2000, Messrs. Posner, Kavan and Talarico, Thomas D. Wright, who during a portion of 2000 beneficially owned greater than five percent of the Company's common stock, and Dean C.Praskach, an executive officer of the Company, purchased 113, 10, 10, 10 and 2 shares, respectively, of the Company's Series G Convertible Redeemable Preferred Stock at a purchase price of $10,000 per Series G preferred share. In conjunction with the purchase of the Series G shares, Messrs. Posner, Kavan, Talarico, Wright and Praskach also received warrants to purchase 645,710, 57,142, 57,142, 57,142 and 11,428 shares, respectively, of the Company's common stock at $1.75 per common share. See Item 7 - Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 3 - Preferred Stock and Note 4 - Warrants for Common Stock included herein under Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data for additional information concerning the Series G preferred stock and related warrants. If the Company does issue any shares of common stock upon conversion of the Series G preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Posner, Kavan, Talarico, Wright and Praskach will have certain rights to require the Company to register the shares for resale under the Securities Act of 1933, as amended (the "Securities Act"). See
Item 12 -Security Ownership of Certain Beneficial Owners and Management.

            Each of Messrs. Posner, Kavan Talarico and Wright own shares of Series D preferred stock and related warrants. Messrs. Posner, Kavan Talarico and Wright own 1,500, 750, 300 and 200 shares of Series D preferred stock, respectively. If the Company does issue any shares of common stock upon conversion of the Series D preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Posner, Kavan, Talarico and Wright will have certain rights to require the Company to register the shares for resale under the Securities Act. See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

      Certain stockholders of the Company, including Messrs. Posner, Talarico, Kavan, Wright and Brian K. Blair, a director and former officer of the Company, have certain rights under a registration rights agreement to require the Company, subject to certain limitations, to register under the Securities Act, certain of their shares of currently outstanding common stock for public offering and sale.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

      The following table presents certain information as of March 20, 2001 as to the beneficial ownership of the common stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

                                         Amount and Nature of       Percent of
Name and Address of Stockholder          Beneficial Ownership (1)   Class (1)
-------------------------------          ------------------------   ----------

Henry Posner, Jr. (2)                         3,644,191                39.0%
381 Mansfield Avenue, Suite 500
Pittsburgh, PA  15220

James S. Kelly, Jr. (3)                       1,617,816                23.2%
2406 Oak Hurst Court
Murrysville, PA  15668

Emanuel J. Friedman (4)                       1,269,258                18.2%
1001 19th Street North
Arlington, VA  22209

Friedman, Billings, Ramsey Group, Inc.
and Orkney Holdings, Inc. (5)                 1,174,258                16.9%
1001 19th Street North
Arlington, VA  22209

Les D. Kent (6)                                721,980                  9.7%
867 El Pintado Road
Danville, CA  94526

Richard W. Talarico (7)                        673,073                  8.9%
381 Mansfield Avenue, Suite 400
Pittsburgh, PA  15220

William C. Kavan (8)                           637,975                  8.5%
117 Brixton Road
Garden City, NY 11530

Dimensional Fund Advisors (9)                  408,400                  5.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 20, 2001, and that no other stockholder so converts. Each share of Series D Convertible Redeemable Preferred Stock may currently be converted into 276 shares of common stock. Each share of Series F Convertible Redeemable Preferred Stock may currently be converted into 508 shares of common stock. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the date of the conversion, subject to a minimum conversion price of $0.35 per common share. Since 85% of the average closing price of the common stock for the five trading days preceding March 20, 2001 was $1.3413, conversion is assumed at a rate of $1.16348 per common share. Warrants issued in August 1998 and December 2000 may be exercised to purchase common stock at $4.25 and $1.75 per common share, respectively. Information is provided in the footnotes below for each holder as to the number of shares included in the table for conversion of securities.

(2) Includes 1,157,087 shares of common stock held by Mr. Posner and 102,000 shares held in various trusts and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner's wife and 2,000 shares held by trusts of which Mr. Posner's wife is a trustee. Includes 998,655 shares of common stock which may be acquired by exercise of warrants. Mr. Posner owns 1,500 shares of Series D Convertible Redeemable Preferred Stock. The number of shares indicated includes 415,225 shares of common stock for conversion of the Series D preferred stock. Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock. The table includes 971,224 shares of common stock for conversion of the Series G preferred stock. The Series G preferred stock is convertible into at least 971,224, but no more than 3,228,571 shares of common stock. Assuming that the Series G preferred stock became exercisable for the maximum 3,228,571 shares of common stock, Mr. Posner would be deemed to beneficially own an aggregate of 50.8% of the common stock.

(3) Includes 1,607,816 shares of common stock held by Mr. Kelly and 10,000 shares of common stock which may be acquired by exercise of options.

(4) As reported on Schedule 13G/A filed with the Securities and Exchange Commission (the "SEC") on February 15, 2001, Mr. Friedman has sole voting and dispositive power with respect to 95,000 of these shares. Mr. Friedman may be deemed to indirectly beneficially own and share voting and dispositive power with respect to 1,174,258 shares directly owned by Friedman, Billings, Ramsey Group, Inc. ("FBRG") by virtue of his control position as Chairman and Chief Executive Officer of FBRG. Mr. Friedman disclaims beneficial ownership of such shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G/A.

(5) As reported on Schedule 13G/A filed with the SEC on February 15, 2001, Friedman, Billings, Ramsey Group, Inc. has sole voting and dispositive power with respect to the shares indicated. Each of Eric F. Billings, Emanuel J. Friedman, W. Russell Ramsey and Orkney Holdings, Inc., a wholly-owned subsidiary of FBRG, share voting and dispositive power with respect to the shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G/A.

(6) Includes 213,333 shares of common stock held by Mr. Kent. Mr. Kent also owns 1,000 shares of Series F Convertible Redeemable Preferred Stock. The number of shares indicated includes 508,647 shares of common stock for the conversion of the Series F preferred stock.

(7) Includes 95,347 shares of common stock held by Mr. Talarico. Includes 281,000 shares of common stock which may be acquired by exercise of options within sixty days of March 20, 2001. Includes 127,732 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 300 shares of Series D preferred stock. The table includes 83,045 shares of common stock for conversion of the Series D preferred stock. Mr. Talarico owns 10 shares of Series G preferred stock. The table includes 85,949 shares of common stock for conversion of the Series G preferred stock. The Series G preferred stock is convertible into at least 85,949, but no more than 285,714 shares of common stock. Assuming that the Series G preferred stock became exercisable for the maximum 285,714 shares of common stock, Mr. Talarico would be deemed to beneficially own an aggregate of 11.3% of the common stock.

(8) Includes 90,800 shares of common stock held by Mr. Kavan. Includes 20,000 shares of common stock which may be acquired by exercise of options and 233,614 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series D preferred stock. The table includes 207,612 shares of common stock for conversion of the Series D preferred stock. Mr. Kavan owns 10 shares of Series

      G preferred stock. The table includes 85,949 shares of common stock for conversion of the Series G preferred stock. The Series G preferred stock is convertible into at least 85,949, but no more than 285,714 shares of common stock. Assuming that the Series G preferred stock became exercisable for the maximum 285,714 shares of common stock, Mr. Kavan would be deemed to beneficially own an aggregate of 10.9% of the common stock.

(9) As reported on Schedule 13G filed with the SEC on February 2, 2001, Dimensional Fund Advisors Inc., an investment advisor registered under
      Section 203 of the Investment Advisors Act of 1940, has sole voting and investment power over the shares indicated, but Dimensional Fund Advisors Inc. disclaims beneficial ownership of the shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G.

      Thomas D. Wright may be deemed to beneficially own 269,694 shares or 3.7% of the Company's common stock, calculated as discussed in footnote (1) to the foregoing table. This includes 24,181 shares of common stock held by Mr. Wright, but does not include 174,000 shares held by Mr. Wright's spouse, 5,000 shares in her own name, and 169,000 shares as trustee for various trusts. This also includes 104,201 shares of common stock which may be acquired by exercise of warrants. Mr. Wright owns 200 shares of Series D preferred stock. The number of shares includes 55,363 shares of common stock for conversion of the Series D preferred stock. Mr. Wright owns 10 shares of Series G preferred stock. The number of shares includes 85,949 shares of common stock for conversion of the Series G preferred stock. The Series G preferred stock is convertible into at least 85,949, but no more than 285,714 shares of common stock. Assuming that the Series G preferred stock became exercisable for the maximum 285,714 shares of common stock, Mr. Wright would be deemed to beneficially own an aggregate of 6.3% of the common stock. Mr. Wright's address is 381 Mansfield Ave., Suite 500, Pittsburgh, PA 15220.

(b) Security Ownership of Management

      The following table presents certain information as of March 20, 2001 as to the beneficial ownership of the common stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

                                          Amount and Nature
                                            of Beneficial     Percent of
                Name of Stockholder         Ownership (1)     Class (1)
                -------------------       -----------------   ----------

      Richard W. Talarico (2)                  673,073            8.9%
      381 Mansfield Avenue, Suite 400
      Pittsburgh, PA  15220

      Timothy P. O'Shea                         27,000             *
      381 Mansfield Avenue, Suite 400
      Pittsburgh, PA  15220

      Dean C. Praskach (3)                      55,969            0.8%
      381 Mansfield Avenue, Suite 400
      Pittsburgh, PA  15220

      Brian K. Blair                           154,570            2.2%
      2498 Monterey Court
      Weston, FL  33327

      Anthony L. Bucci                          13,500             *
      4 Station Square
      Suite 500
      Pittsburgh, PA  15219

      William C. Kavan (4)                     637,975            8.5%
      117 Brixton Road
      Garden City, NY  11530

      James S. Kelly, Jr.                    1,617,816           23.2%
      2406 Oak Hurst Court
      Murrysville, PA  15668

      Anthony C. Vickers                         5,000             *
      1212 Via Zumaya
      Palos Verdes Estates, CA  90274

      All directors and executive
     officers, as a group (8 persons)        3,184,903           38.8%

*     Less than one percent

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 20, 2001, and that no other stockholder so converts. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 20, 2001 had been exercised as follows: Mr. Talarico - 281,000 shares; Mr. O'Shea - 27,000 shares; Mr. Praskach - 27,350 shares, Mr. Kavan - 20,000 shares; Messrs. Blair, Bucci and Kelly - 10,000 shares each; Mr. Vickers - 5,000 shares, and all directors and executive officers as a group - 390,350 shares. The number of shares of the Company's outstanding common stock held by directors and executive officers is as follows: Mr. Talarico - 95,347 shares, Mr. Blair - 144,570 shares, Mr. Bucci - 3,500 shares, Mr. Kavan - 90,800 shares and Mr. Kelly
      - 1,607,816 shares. Each share of Series D Convertible Redeemable Preferred Stock may currently be converted into 276 shares of the Company's common stock. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into the number of shares of common stock determined by dividing 10,000 by the lesser of $1.16348 (85% of the average closing price of the Common Stock as reported by Nasdaq over the last five trading days prior to December 29, 2000) or 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to the date of the conversion, subject to a minimum conversion price of $0.35 per common share. Since 85% of the average closing price of the common stock for the five trading days preceding March 20, 2001 was $1.3413, conversion is assumed at a rate of $1.16348 per common share. Warrants issued in August 1998 and December 2000 may be exercised to purchase common stock at $4.25 and $1.75 per common share, respectively. Information is provided in the footnotes below for each holder as to the number of shares included in the table for conversion of securities other than options for which information is given above in this footnote.

(2) Includes 127,732 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 300 shares of Series D preferred stock, representing 10.9% of the Series D preferred stock outstanding. The table includes 83,045 shares of common stock for conversion of the Series D preferred stock. Mr. Talarico owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 85,949 shares of common stock for conversion of the Series G preferred stock. The Series G preferred stock is convertible into at least 85,949, but no more than 285,714 shares of common stock. Assuming that the Series G preferred stock became exercisable for the maximum 285,714 shares of common stock, Mr. Talarico would be deemed to beneficially own an aggregate of 11.3% of the common stock. Mr. Talarico also owns 588 shares of the Company's Series C Redeemable Preferred Stock, representing 2.4% of the Series C preferred stock outstanding.

(3) Includes 11,429 shares of common stock which may be acquired by exercise of warrants. Mr. Praskach owns 2 shares of Series G preferred stock, representing 1.3% of the Series G preferred stock outstanding. The table includes 17,190 shares of common stock for conversion of the Series G preferred stock. The Series G preferred stock is convertible into at least 17,190, but no more than 57,142 shares of common stock. Assuming that the Series G preferred stock became exercisable for the maximum 57,142 shares of common stock, Mr. Praskach would be deemed to beneficially own an aggregate of 1.4% of the common stock.

(4) Includes 233,614 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding. The table includes 207,612 shares of common stock that may be acquired upon conversion of the Series D preferred stock. Mr. Kavan owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 85,949 shares of common stock for conversion of the Series G preferred stock. The Series G preferred stock is convertible into at least 85,949, but no more than 285,714 shares of common stock. Assuming that the Series G preferred stock became exercisable for the maximum 285,714 shares of common stock, Mr. Kavan would be deemed to beneficially own an aggregate of 10.9% of the common stock. Mr. Kavan also owns 10,000 shares of the Company's Series C preferred stock, representing 40.0% of the Series C preferred stock outstanding.

Item 13 - Certain Relationships and Related Transactions

Conversion of Series E Convertible Redeemable Preferred Stock

      On August 13, 2000, all of the 1,926 outstanding shares of the Company's Series E Convertible Redeemable Preferred Stock, along with approximately $14,000 of accrued but unpaid dividends, automatically converted into 942,141 shares of the Company's common stock. The rate of conversion was $2.06 per common share. All of the Series E preferred stock then outstanding was held by James S. Kelly, Jr., the former majority shareholder of Allin Consulting-Pennsylvania. Mr. Kelly is a holder of greater than five percent of the Company's outstanding common stock and a director of the Company. The acquisition of Allin Consulting-Pennsylvania in August 1998 had included a promissory note issued by the Company in the amount of $2,000,000 to Mr. Kelly. Approximately $74,000 of the promissory note principal balance was offset in 1999 by the Company's payment of certain tax liabilities of Allin Consulting-Pennsylvania related to pre-acquisition periods. On May 31, 1999, Mr. Kelly exchanged the promissory note for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The Series E preferred stock accrued dividends at the rate of 6% of the liquidation value thereof per annum, which were payable quarterly prior to conversion. Dividends of approximately $88,000 were paid in 2000. See Item 7- Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information regarding the conversion of the Series E preferred stock.

Arrangements Involving the Former Sole Stockholder of Allin
Consulting-California

      Les D. Kent, a holder of greater than five percent of the Company's outstanding common stock and a former President of the Company, holds all of the 1,000 outstanding shares of the Company's Series F Convertible Redeemable Preferred Stock with a liquidation value of $1,000 per share. The Series F preferred stock was issued on May 31, 1999, in exchange for a reduction in the principal balance of a promissory note related to the acquisition of Allin Consulting-California of $1,000,000. Mr. Kent was the sole stockholder of Allin Consulting-California prior to the acquisition. The Series F Preferred Stock accrues dividends at the rate of 7% of the liquidation value thereof per annum. Quarterly dividend payments began in April 2000. Dividends of approximately $53,000 were paid in 2000.

      The Company also has an outstanding principal balance of $1,000,000 due to Mr. Kent on a promissory note related to the Company's acquisition of Allin Consulting-California. The promissory note provides for interest at the rate of 7% per annum. The principal balance of the promissory note is due April 15, 2005. Interest due under the note from November 1996, when Allin Consulting-California was acquired, through May 1999 of approximately $390,000 was paid to Mr. Kent in April 2000. The Company also began quarterly interest payments in April 2000. Quarterly interest payments during 2000 were approximately $63,000.

      See Item 7- Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information regarding the Company's Series F preferred stock and the promissory note.

      In October 2000, Allin Consulting-California sold rights to perform technical support services under certain contracts to Progent Corporation ("Progent"). Mr. Kent has an ownership interest in Progent. The sale is effective for services performed subsequent to December 31, 2000. Allin Consulting-California will receive percentages of certain revenue to be realized by Progent during the period from January 1, 2001 through December 31, 2005, including fifteen percent of the contractual backlog for services remaining to be performed for contracts in place as of December 31, 2000, ten percent of any additional revenue derived from clients with contracts in place as of December 31, 2000, and five percent of any revenue earned from certain former clients of Allin Consulting-California, as specified in the agreement. As of December 31, 2000, the backlog for services remaining to be performed under the assigned contracts was approximately $113,000. The agreement also provides for a management fee to Progent equal to 10% of the revenue earned by Allin Consulting-California during November and December 2000 under the assigned contracts for Progent's assistance in managing the technical support services provided during this period. Allin Consulting-California has recorded expense of approximately $12,000 in respect of the fiscal year ended December 31, 2000 for the management fees. The Company believes this sale was on terms as favorable to the Company as could have been obtained from an unrelated party.

      During 2000, Allin Consulting-California also engaged Progent to provide technical consulting services in connection with certain customer projects. In respect of the fiscal year ended year ended December 31, 2000, Allin

Consulting-California recorded approximately $36,000 in fees related to Progent's services. The Company believes Progent's fees are on terms substantially similar to those that could be obtained from unrelated parties.

      In connection with the Company's termination of Les D. Kent as the Company's President in January 1999, the Company was obligated to make aggregate severance payments to Mr. Kent in the amount of approximately $217,000. During 2000, the Company paid approximately $23,000 of the amounts due Mr. Kent, completing discharge of the severance obligation.

Lease

      Effective February 1, 1997, the Company entered into a five-year lease for office space with Executive Office Associates ("EOA"). The aggregate rental payment under this lease was approximately $284,000 during the fiscal year ended December 31, 2000. Henry Posner, Jr. and two of Mr. Posner's sons and his spouse each own an indirect equity interest in EOA. Mr. Posner is a beneficial holder of greater than five percent of the Company's outstanding common stock. As of December 31, 2000, minimum lease commitments were approximately $296,000 for the period from January 1, 2001 to January 31, 2002. The Company believes that rental payments under the long-term lease were on terms as favorable to the Company as could have been obtained from an unrelated party.

Services Provided to Related Parties

      During the fiscal year ended December 31, 2000, Allin Consulting-Pennsylvania provided computer network consulting services to The Hawthorne Group, Inc. ("Hawthorne"). Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company's common stock, is an officer of and has an ownership interest in Hawthorne. Mr. Posner and two of Mr. Posner's sons are shareholders of Hawthorne. Fees charged Hawthorne were approximately $46,000 for the fiscal year ended December 31, 2000. The Company believes its fees are on terms substantially similar to those offered unrelated parties.

Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1. Financial Statements - See Part II, Item 8 hereof on page 56.

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

      3.    Exhibits

            Exhibit
            Number            Description of Exhibit (1)

            3(i)(a) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            3(i)(b) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit
                        4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(c) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(d) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(e) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(f) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

            Exhibit
            Number            Description of Exhibit (1)

            3(ii)(a) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            3(ii)(b) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

            3(ii)(c)    Amendment to By-laws of the Registrant

            4.1 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit
                        4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

            4.2 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30,
                        1998)

            4.3 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit
                        4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.4 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.5 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.6 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.7 Second Amended and Restated Promissory Note dated as of June 1, 1999 by and between Allin Corporation and Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.8 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 10-Q for the period ended September 30, 1999)

            4.9 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

            4.10 Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on January 4,
                        2001)

            Exhibit
            Number            Description of Exhibit (1)

            10.1 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.4 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            10.2* 1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            10.3* 1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

            10.4* 1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

            10.5* Employment Agreement dated June 15, 1998 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10 to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

            10.6 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

            10.7 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

            10.8 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

            10.9* 2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation's Report on Form 10-K for the period ended December 31, 1999)

            10.10* Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to Allin Corporation's Report on Form 10-Q for the period ended June 30, 2000)

            10.11 Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

            10.12* Employment Agreement dated February 13, 2001 by and between the Registrant and Timothy P. O'Shea

            10.13* Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach

            10.14 Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to request for confidential treatment)

            Exhibit
            Number            Description of Exhibit (1)

            10.15 Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

            11          Computation of Earnings Per Share

            21          Subsidiaries of the Registrant.

----------

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.

      4.    Reports on Form 8-K

            On January 4, 2001, Allin Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported - December 29, 2000) to report information concerning the Series G Convertible Redeemable Preferred Stock issued on December 29, 2000.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001

                           ALLIN CORPORATION

                           By:
                               /s/ Richard W. Talarico
                               -------------------------------------------------

                               Richard W. Talarico
                               Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

       Signature                       Title                          Date
       ---------                       -----                          ----

                           Chairman of the Board and Chief
                           Executive Officer (Principal
/s/  Richard W. Talarico   Executive Officer)                    March 30, 2001
------------------------
Richard W. Talarico


                           Chief Financial Officer (Principal
/s/ Dean  C. Praskach      Financial and Accounting Officer)     March 30, 2001
------------------------
Dean C. Praskach


/s/ Brian K. Blair         Director                              March 30, 2001
------------------------
Brian K. Blair


/s/ Anthony L. Bucci       Director                              March 30, 2001
------------------------
Anthony L. Bucci


/s/ William C. Kavan       Director                              March 30, 2001
------------------------
William C. Kavan


/s/ James S. Kelly, Jr.    Director                              March 30, 2001
------------------------
James S. Kelly, Jr.


/s/ Anthony C. Vickers     Director                              March 30, 2001
------------------------
Anthony C. Vickers

                                                                     Schedule II

                                ALLIN CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at       Additions
                                              Beginning of     Charged to        Other                     Balance at End
             (Dollars in thousands)              Period          Expense       Additions     Deductions      of Period
             ----------------------              ------          -------       ---------     ----------      ---------
Valuation allowance on deferred tax asset            6,184          1,720             --             --             7,904
Allowance for doubtful accounts receivable              84            102            130             --               316
Severance accrual for employee terminations            126            506             --            604                28
                                              ---------------------------------------------------------------------------
Year ended December 31, 1998                        $6,394         $2,328         $  130         $  604            $8,248

Valuation allowance on deferred tax asset            7,904            726             --             --             8,630
Allowance for doubtful accounts receivable             316             58             --            100               274
Severance accrual for employee terminations             28            307             --            229               106
                                              ---------------------------------------------------------------------------
Year ended December 31, 1999                        $8,248         $1,091         $   --         $  329            $9,010

Valuation allowance on deferred tax asset            8,630             --             --            149            $8,481
Allowance for doubtful accounts receivable             274            100             --            258               116
Severance accrual for employee terminations            106             94             --            200                --
                                              ---------------------------------------------------------------------------
Year ended December 31, 2000                        $9,010         $  194         $   --         $  607            $8,597
                                              ===========================================================================

                                                                   Schedule II-A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Allin Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 26, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 (a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.


                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 26, 2001

                                                                   Schedule II-B

                                  Exhibit Index
                                  -------------

            Exhibit
            Number            Description of Exhibit (1)

            3(i)(a) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            3(i)(b) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit
                        4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(c) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(d) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(e) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            3(i)(f) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

            3(ii)(a) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            3(ii)(b) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

            3(ii)(c)    Amendment to By-laws of the Registrant

            4.1 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit
                        4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

            4.2 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30,
                        1998)

            4.3 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit
                        4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            Exhibit
            Number            Description of Exhibit (1)

            4.4 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.5 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.6 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.7 Second Amended and Restated Promissory Note dated as of June 1, 1999 by and between Allin Corporation and Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

            4.8 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 10-Q for the period ended September 30, 1999)

            4.9 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

            4.10 Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on January 4,
                        2001)

            10.1 Registration Rights Agreement dated July 23, 1996 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.4 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            10.2* 1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

            10.3* 1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

            10.4* 1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

            10.5* Employment Agreement dated June 15, 1998 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10 to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

            Exhibit
            Number            Description of Exhibit (1)

            10.6 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

            10.7 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

            10.8 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

            10.9* 2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation's Report on Form 10-K for the period ended December 31, 1999)

            10.10* Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to Allin Corporation's Report on Form 10-Q for the period ended June 30, 2000)

            10.11 Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

            10.12* Employment Agreement dated February 13, 2001 by and between the Registrant and Timothy P. O'Shea

            10.13* Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach

            10.14 Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to request for confidential treatment)

            10.15 Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

            11          Computation of Earnings Per Share

            21          Subsidiaries of the Registrant.

----------

*     Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.