Form 10-Q
period 2001-03-31
ALLIN CORP
filed 2001-05-14
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  March 31, 2001

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

                              As of April 24, 2001

                        Common Stock,  6,967,339 Shares

                               Allin Corporation

                                   Form 10-Q

                                     Index


Forward-Looking Information                                                 Page   3

Part I  -  Financial Information

           Item 1.  Financial Statements                                    Page   4

           Item 2.  Management's Discussion and Analysis of Financial       Page  18
                    Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosure about Market    Page  36
                    Sensitive Instruments


Part II -  Other Information

           Item 1.  Legal Proceedings                                       Page  37

           Item 2.  Changes in Securities and Use of Proceeds               Page  38

           Item 5.  Other Information                                       Page  39

           Item 6.  Exhibits and Reports on Form 8-K                        Page  40

Signatures                                                                  Page  41

Forward-Looking Information

     Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Risk Factors" included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

     (Dollars in thousands)
          (Unaudited)

                                                                        December 31,  March 31,
                                                                            2000        2001
                                                                         ----------   ----------
ASSETS

Current assets:
        Cash and cash equivalents                                        $   2,330    $    1,164
        Accounts receivable, net of allowance for
                 doubtful accounts of $116 and $108                          4,730         4,474
        Unbilled receivable                                                     42            35
        Note receivable                                                         14            14
        Inventory                                                              991           846
        Prepaid expenses                                                       274           324
        Assets held for sale                                                    90            72
        Costs and estimated gross margins in
                 excess of billings                                            722            ---
                                                                          ---------    ----------
                 Total current assets                                        9,193         6,929

Property and equipment, at cost:
        Leasehold improvements                                                 465           465
        Furniture and equipment                                              3,089         3,134
        On-board equipment                                                     951           ---
                                                                          ---------    ----------
                                                                             4,505         3,599
Less--accumulated depreciation                                              (3,394)       (2,640)
                                                                          ---------    ----------
                                                                             1,111           959

Note receivable from employee                                                    3           ---
Software development costs, net of accumulated
        amortization of $907 and $909                                            6             3
Goodwill, net of accumulated amortization of
        $2,829 and $3,096                                                   11,932        11,745
Other assets, net of accumulated amortization of
        $664 and $726                                                        2,037         1,975
                                                                          ---------    ----------

Total assets                                                             $  24,282    $   21,611
                                                                          =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

     (Dollars in thousands)
          (Unaudited)

                                                                            December 31,     March 31,
                                                                                2000           2001
                                                                            -------------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of notes payable                                    $          2    $       2
        Bank lines of credit                                                       2,155        1,995
        Accounts payable                                                           2,783          919
        Accrued liabilities:
                 Compensation and payroll taxes                                      426          304
                 Dividends on preferred stock                                      1,124        1,223
                 Other                                                               757          415
        Billings in excess of costs and
                 estimated gross margins                                             ---          739
        Deferred revenue                                                              47          162
        Income taxes payable                                                           1          ---
                                                                             ------------    ---------
                 Total current liabilities                                         7,295        5,759

Non-current portion of notes payable                                               1,000        1,000
Commitments and contingencies

Shareholders' equity:
        Preferred stock, par value $.01 per share, authorized
                 100,000 shares:
                 Series C redeemable preferred stock, designated,
                     issued and outstanding 25,000 shares                          2,500        2,500
                 Series D convertible redeemable preferred stock,
                     designated, issued and outstanding
                     2,750 shares                                                  2,152        2,152
                 Series F convertible redeemable preferred stock,
                     designated, issued and outstanding
                     1,000 shares                                                  1,000        1,000
                 Series G convertible redeemable preferred stock,
                     designated, issued and outstanding
                     150 shares                                                    1,015        1,018
        Common stock, par value $.01 per share, authorized
                 20,000,000 shares, issued 6,953,114 and
                 6,967,339 shares                                                     70           70
        Additional paid-in-capital                                                41,642       41,501
        Warrants                                                                   1,017        1,017
        Treasury stock at cost, 8,167 common shares                                  (27)         (27)
        Retained deficit                                                         (33,382)     (34,379)
                                                                             ------------    ---------
Total shareholders' equity                                                        15,987       14,852
                                                                             ------------    ---------

Total liabilities and shareholders' equity                                  $     24,282    $  21,611
                                                                             ============    =========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

       (Dollars in thousands, except per share data)
                      (Unaudited)

                                                                    Three Months   Three Months
                                                                       Ended          Ended
                                                                      March 31,      March 31,
                                                                        2000           2001
                                                                     ----------     -----------
Revenue:
        Solution area consulting services                            $     1,798    $    2,285
        Solution area integration services                                 2,421         1,918
        Legacy technology consulting services                              2,062           770
        Ancillary services                                                   229           157
        Ancillary product sales                                              577           272
                                                                      -----------    -----------

                 Total revenue                                             7,087         5,402

Cost of sales                                                              4,098         3,035
                                                                      -----------    -----------

Gross profit                                                               2,989         2,367

Selling, general & administrative                                          2,905         3,315
                                                                      -----------    -----------

Income (loss) from operations                                                 84          (948)

Interest expense, net                                                         65            46
                                                                      -----------    -----------

Income (loss) before provision for income taxes                               19          (994)

Provision for income taxes                                                ---                3
                                                                      -----------    -----------

Net (loss) income                                                             19          (997)

Dividends and accretion on preferred stock                                   153           161
                                                                      -----------    -----------

Net loss attributable to common shareholders                         $      (134)    $  (1,158)
                                                                      ===========    ===========

Net loss per common share - basic and diluted                        $     (0.02)    $   (0.17)
                                                                      ===========    ===========

Weighted average shares outstanding - basic and diluted                6,002,520     6,963,388
                                                                      -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

        (Dollars in thousands)
             (Unaudited)

                                                                         Three Months     Three Months
                                                                             Ended           Ended
                                                                           March 31,        March 31,
                                                                             2000             2001
                                                                          -----------     ------------
Cash flows from operating activities:
        Net income (loss)                                                         19              (997)
        Adjustments to reconcile net income (loss) to net
           cash flows from operating activities:
                 Depreciation and amortization                                   523               531
                 Cost of fixed assets sold                                       237             ---
        Changes in certain assets and liabilities:
                 Accounts receivable                                          (1,655)              256
                 Unbilled receivable                                        ---                      7
                 Inventory                                                      (279)              145
                 Prepaid expenses                                                (20)              (51)
                 Assets held for sale                                           (111)               18
                 Other assets                                                      2                 3
                 Accounts and notes payable                                    1,313            (1,864)
                 Accrued liabilities                                             226              (462)
                 Billings in excess of costs and
                     estimated gross margins                                      79             1,460
                 Income taxes payable                                       ---                     (1)
                 Deferred revenue                                               (969)              115
                                                                          -----------     --------------
           Net cash flows used for operating activities                         (635)             (840)
                                                                          -----------     --------------

Cash flows from investing activities:
        Proceeds from sale of assets                                               4                 1
        Additional purchase consideration for
                 acquisition of subsidiary                                  ---                    (60)
        Capital expenditures                                                    (178)              (47)
                                                                          -----------     --------------
           Net cash flows used for investing activities                         (174)             (106)
                                                                          -----------     --------------

Cash flows from financing activities:
        Payment of dividends on preferred stock                                  (71)              (59)
        Proceeds from (repayment of) lines of credit                             915              (160)
        Repayment of note payable                                                 (1)               (1)
                                                                          -----------     --------------
           Net cash flows provided by (used for) financing activities            843              (220)
                                                                          -----------     --------------

Net change in cash and cash equivalents                                           34            (1,166)
Cash and cash equivalents, beginning of period                                 1,888             2,330
                                                                          -----------     --------------
Cash and cash equivalents, end of period                                       1,922             1,164
                                                                          ===========     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



1.  Basis of Presentation

  The information contained in these financial statements and notes for the three-month periods ended March 31, 2000 and 2001 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1999 and 2000, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

  Revenue and Cost of Sales Recognition

  Allin Corporation of California ("Allin Consulting-California") and Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania") charge consulting fees for their Technology Infrastructure and E-Business Solution Area services. Allin Consulting-Pennsylvania also charges consulting fees for its legacy technology services. The majority of engagements are billed on an hourly basis, with revenue and related cost of sales recognized as services are performed. Engagements are also performed on a fixed-price basis, with revenue and cost of sales recognized based on percentage of completion or proportional performance. Revenue from Technology Infrastructure and E-Business Solution Area services is included in "Solution area consulting services" on the accompanying Consolidated Statements of Operations.

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

  Allin Digital Imaging Corp. ("Allin Digital") recognizes revenue and cost of sales for systems integration and related consulting services upon completion of the respective projects. Revenue and associated cost for equipment and consumable sales is recognized upon shipment of the product. Technology support fees and associated cost of sales are recognized as services are performed. On the accompanying Consolidated Statements of Operations, systems integration and related consulting and technology support revenue is included in "Solution area integration services" and product sales are included in "Ancillary product sales."

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

  Earnings Per Share

  Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company's outstanding stock options, warrants and the Company's Series D, F and G convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional options and warrants to purchase shares that would have been considered in the calculation of diluted EPS, if their effect was not anti-dilutive, were 733,075 and 17,571 for the three-month periods ended March 31, 2000 and 2001, respectively. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 531,950 and 828,450 for the three-month periods ended March 31, 2000 and 2001, respectively.

  Inventory

  Inventory, consisting principally of digital photography equipment and software and computer hardware, software and communications equipment, is stated at the lower of cost (determined on the average cost method) or market.

  Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

  Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins relate to Allin Interactive projects for which revenue and cost of sales are being recognized on a percentage of completion or proportional performance basis. Costs and estimated gross margins in excess of billings consists of costs and estimated gross margins associated with these projects recognized on a percentage of completion or proportional performance basis, net of amounts billed but not yet recognized as revenue. Billings in excess of costs and estimated gross margins consists of amounts billed for projects recognized on a percentage of completion or proportional performance basis but not yet recognized as revenue, net of costs and estimated gross margins associated with these projects which have not yet been recognized as cost of sales.

  Financial Instruments

  As of March 31, 2001, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

  Supplemental Disclosure Of Cash Flow Information

  Cash payments for income taxes were approximately $6,000 and $3,000 during the three months ended March 31, 2000 and 2001, respectively. Cash payments for interest were approximately $1,000 and $52,000 during the three months ended March 31, 2000 and 2001, respectively. Cash payments for dividends were approximately $71,000 and $59,000 during the three months ended March 31, 2000 and 2001, respectively. Dividends on preferred stock of approximately $139,000 and $143,000 were accrued but unpaid during the three-month periods ended March 31, 2000 and 2001, respectively.

2. Preferred Stock

  The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. All then outstanding shares of Series A and B preferred stock were exchanged for like numbers of shares of Series C and D preferred stock, respectively, on May 31, 1999. All then outstanding shares of Series E preferred stock were converted to the Company's common stock on August 13, 2000. The Company will not issue any additional shares of Series A, B or E preferred stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. As of March 31, 2001, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively.

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

  Restructuring charges of approximately $74,000 were recorded in March 2001 to establish a liability for severance costs associated with the termination of services of two managerial personnel associated with the technology consulting services provided by the Company's Technology Infrastructure and E-Business Solution Areas. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. As of March 31, 2001, approximately $17,000 of the accrued amount had been paid. The remaining balance, approximately $57,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by June 2001.

  Restructuring charges of approximately $70,000 were recorded in February
  2000 to establish a liability for severance costs associated with the termination of services of two managerial personnel associated with the legacy technology consulting services provided by the Company. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during that period. Payments related to the February 2000 restructuring charge were completed in June 2000.

4.  Settlement of Contingent Purchase Consideration for MEGAbase Acquisition

  The agreement for the 1998 purchase of MEGAbase, Inc. ("MEGAbase"), which was merged into Allin Consulting-California subsequent to acquisition, provided for contingent payments to be determined on the basis of Allin Consulting-California's 1999 Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition). The Company and the former MEGAbase sole shareholder, however, were unable to agree upon the calculation of the contingent payments and the Company initiated litigation to resolve the matter. In January 2001, the Company and the former MEGAbase sole shareholder reached a settlement concerning contingent payments. On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder. The Nasdaq market price of the Company's common stock on the date of issuance was $1.406 per share. The additional purchase consideration was recorded in January 2001 as additional cost of the acquired enterprise, which resulted in additional goodwill being recorded on Allin Consulting-California. The additional goodwill is being amortized over the estimated remaining life of goodwill associated with the MEGAbase acquisition.

5. Equity Transactions

  The Company issued 14,225 shares of its common stock on January 26, 2001 in connection with the settlement of litigation concerning additional purchase consideration related to the Company's 1998 acquisition of MEGAbase. The Company recorded the stock issuance based on the market price on the date of issuance, which resulted in the recording of approximately $20,000 of additional paid-in-capital.

  A total of 75,000 options for common shares, exercisable at an average exercise price of $1.42 per share, were awarded under the Company's 2000 Stock Plan during the three months ended March 31, 2001. The exercise prices of the options awarded ranged from $1.38 per share to $1.56 per share and were based on market prices on the dates of grant. Options to purchase 65,000 common shares will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. Options to purchase 5,000 common shares vested immediately upon issuance and options to purchase 5,000 shares will vest on the first anniversary of issuance. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. During the three months ended March 31, 2001, non-vested options to purchase 43,000 shares of common stock previously awarded under the Company's 2000 Stock Plan were forfeited under the terms of the Plan. Options granted under the 2000 Stock Plan to purchase 164,750 shares of common stock remain outstanding as of March 31, 2001.

  A total of 97,500 options for common shares, exercisable at an average exercise price of $1.28 per share, were awarded under the Company's 1998 Stock Plan during the three months ended March 31, 2001. The exercise prices of the options awarded ranged from $1.25 per share to $1.38 per share and were based on market prices on the dates of grant. A total of 75,000 of the options will vest on the earlier to occur of May 15, 2001 or a change in control of the Company. See Item 11 - Executive Compensation of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information concerning the vesting of options in the event of a change in control of the Company. Options to purchase 22,500 common shares will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. During the three months ended March 31, 2001, vested options to purchase 360 shares and non-vested options to purchase 2,650 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1998 Stock Plan to purchase 370,150 shares of common stock remain outstanding as of March 31, 2001.

  A total of 40,000 options for common shares, exercisable at $1.25 per share, were awarded under the Company's 1997 Stock Plan during the three months ended March 31, 2001. All of the options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date, or earlier in the event of a change in control of the Company, as defined in a certain employment agreement. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. Options granted under the 1997 Stock Plan to purchase 295,750 shares of common stock remain outstanding as of March 31, 2001.

  A total of 37,000 options for common shares, exercisable at an average exercise price of $1.27 per share, were awarded under the Company's 1996 Stock Plan during the three months ended March 31, 2001. All of the options will vest with respect to 20% of the shares subject to each grant on each of the first through fifth anniversaries of the grant date, except that 30,000 options will vest earlier in the event of a change in control of the Company, as defined in a certain employment agreement. The right to exercise options to purchase shares expires seven years from the grant date or earlier for certain of the options if the option holder ceases to be employed by the Company or a subsidiary. During the three months ended March 31, 2001, non-vested options to purchase 8,000 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1996 Stock Plan to purchase 230,300 shares of common stock remain outstanding as of March 31, 2001.

  In February 2001, the Company granted certain stock appreciation rights under a new employment agreement with its President and an amended employment agreement with its Chief Financial Officer. In the event of termination of the President's employment by the Company or termination of the Chief Financial Officer's employment, whether voluntary or involuntary, in conjunction with, or within a year after the occurrence of a change in control of the Company, these officers will have the right to convert each of their vested and unexpired options to purchase the Company's common stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. A change in control of the Company is defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. A total of 228,000 options to purchase common stock have been granted to these officers prior to February 13, 2001. Any of these, which have not vested previously will vest in the event of a change in control of the Company.

6. Revolving Credit Loan

  On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for two annual periods. The current expiration date of the revolving credit loan is September 30, 2001. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2001, maximum borrowing availability under the revolving credit loan was approximately $3,204,000. The outstanding balance as of March 31, 2001 was $1,995,000. Loans made under the revolving credit loan bear interest at the bank's prime interest rate plus one percent. As of March 31, 2001, the rate of interest on the revolving credit loan was 9.00%.

  The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The revolving credit loan also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the fiscal quarter ended March 31, 2001, which the Company would not have otherwise met. The Company anticipates the need for an extension of the waiver to the fiscal quarter ended June 30, 2001. The Company is in compliance with all other covenants as of March 31, 2001.

7. Industry Segment Information

  Basis for Determining Segments

  The Company follows Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") as the basis for determining its segments. SFAS No. 131 introduced a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. Segments to be reported will fall under two groups, Solution Area Services and Ancillary Services & Product Sales. The Company's operations and management's evaluations are primarily oriented around three solution areas meeting customer needs for Microsoft-based technology services:
  Technology Infrastructure, E-Business and Interactive Media. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. Beginning in 2001, however, the Company has changed its solution area structure to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments reported as Solution Area Services prior to December 31, 2000. Segment information as of March 31, 2000 and for the three-month period then ended has been restated to conform to the new solution area structure.

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

  The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, production processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Technology Infrastructure Consulting, E-Business Consulting, three segments related to the Interactive Media Solution Area (Interactive Media Consulting, Interactive Media Systems Integration and Digital Imaging Systems Integration) and Legacy Technology Consulting. Segments grouped as Ancillary Services & Product Sales include Interactive Television Transactional Services, Digital Photography Product Sales, Information System Product Sales and Other Services.

  Measurement Method

  The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Income and Consolidated Balance Sheets. There are no differences in measurement method.

  Revenue

  Information on revenue derived from external customers is as follows:

(Dollars in thousands)                                                            Revenue from External
                                                                                        Customers
Three Month Periods ended March 31                                               2000              2001
                                                                                ------------------------
Solution Area Services:
    Technology Infrastructure Consulting                                        $  918            $  935
    E-Business Consulting                                                          617               561
    Interactive Media:
        Interactive Media Consulting                                               263               789
        Interactive Media Systems Integration                                    1,703             1,528
        Digital Imaging Systems Integration                                        718               390
    Legacy Technology Consulting                                                 2,062               770
                                                                                ------------------------
Total Solution Area Services                                                    $6,281            $4,973

Ancillary Services & Product Sales:
    Interactive Television Transactional Services                               $  148            $   94
    Digital Imaging Product Sales                                                  317               189
    Information System Product Sales                                               260                83
    Other Services                                                                  81                63
                                                                                ------------------------
Total Ancillary Services & Product Sales                                        $  806            $  429
                                                                                ------------------------


Consolidated Revenue from External Customers                                    $7,087            $5,402
                                                                                ========================

  Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

(Dollars in thousands)                                                            Revenue from Related
                                                                                        Entities
Three Month Periods ended March 31                                               2000              2001
                                                                                ------------------------
Solution Area Services                                                            $  78           $ ---
Ancillary Services & Product Sales                                                   85              33
                                                                                ------------------------

Total Revenue from Related Entities in Other Segments                             $ 163           $  33
                                                                                ========================

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

(Dollars in thousands)                                                              Gross Profit
Three Month Periods ended March 31                                              2000            2001
                                                                                ----------------------
Solutions Area Services:
    Technology Infrastructure Consulting                                        $  479          $  579
    E-Business Consulting                                                          309             295
    Interactive Media:
        Interactive Media Consulting                                               161             550
        Interactive Media Systems Integration                                      964             453
        Digital Imaging Systems Integration                                        234             124
    Legacy Technology Consulting                                                   567             208
                                                                                ----------------------
Total Solution Area Services                                                    $2,714          $2,209

Ancillary Services & Product Sales:
    Interactive Television Transactional Services                               $  101          $   58
    Digital Imaging Product Sales                                                   26              20
    Information System Product Sales                                                88              35
    Other Services                                                                  60              45
                                                                                ----------------------
Total Ancillary Services & Product Sales                                        $  275          $  158
                                                                                ----------------------

Consolidated Gross Profit                                                       $2,989          $2,367
                                                                                ======================

  Assets

  Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                                              Total Assets
As of March 31                                                                   2000             2001
                                                                               ------------------------

Solution Area Services:
    Technology Infrastructure Consulting                                       $ 6,716          $ 6,389
    E-Business Consulting                                                        1,078            1,879
    Interactive Media:
        Interactive Media Consulting                                               229              876
        Interactive Media Systems Integration                                    1,377            1,838
        Digital Imaging Systems Integration                                      1,744              890
    Legacy Technology Consulting                                                11,083            7,794
                                                                               ------------------------
Total Solution Area Services                                                   $22,227          $19,666

Ancillary Services & Product Sales:
    Interactive Television Transactional Services                              $   399          $   238
    Digital Imaging Product Sales                                                  666              399
    Information System Product Sales                                               281              115
    Other Services                                                                 126              184
                                                                               ------------------------
Total Ancillary Services & Product Sales                                       $ 1,472          $   936

Corporate                                                                        2,165            1,009
                                                                               ------------------------

Consolidated Total Assets                                                      $25,864          $21,611
                                                                               ========================

                    Report of Independent Public Accountants


To the Shareholders of Allin Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of March 31, 2001, the related condensed consolidated statements of income for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Allin Corporation and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated February 26, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
April 24, 2001

Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three-month periods ended March 31, 2001 and 2000. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as well as the information discussed herein under "Risk Factors". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, public market and trading issues, uncertainty as to the Company's future profitability, fluctuations in operating results, the Company's history of net losses and accumulated deficit, liquidity, and risks associated with the Company's limited operating history under new marketing strategies and a new solution area structure, the decline in demand for legacy technology consulting services, dependence on key personnel, competitive market conditions in the Company's existing and potential future lines of business, rapidly changing technology and risks inherent in development of new products and markets. See "Risk Factors" below.

Overview of Organization, Products & Markets

     Allin Corporation is a solutions-oriented information technology consulting company that teams with businesses to help them transform the promise of the Internet into practical business realities through three interrelated solution areas: Technology Infrastructure, E-Business and Interactive Media. The Company offers technology consulting, application development and systems integration services specializing in Windows 2000-based and Exchange 2000-based software from Microsoft Corporation ("Microsoft"). The Company's solution area-based organizational structure is designed to complement the customer-oriented focus of the Company's marketing strategy. The solution area structure is defined more by a customer's use of the services rather than technological disciplines. Solution area sales and operational personnel must understand a customer's business issues to provide a customized solution to their particular needs. The ability of customers to manage information has become a prerequisite for their success. A company's knowledge capital has become increasingly critical in allowing it to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet in the business arena is also fundamentally changing how businesses interact with customers and suppliers. The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and will foster the growth of long-term customer relationships with ongoing service opportunities.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of March 31, 2001, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida. The Company utilizes the trade-names Allin Consulting, Allin Interactive and Allin Digital Imaging in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

     The Company changed its solution area structure as of the beginning of 2001 to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments reported as Solution Area Services prior to December 31, 2000. Information as of March 31, 2000 and for the three-month period then ended has been restated to conform to the new solution area structure.

     The Technology Infrastructure Solution Area focuses on customers' underlying platforms and operating systems. Technology infrastructure is the foundation upon which technology applications are built. Technology infrastructure is comprised of three significant components: the physical network, the operating system and back-office applications. The physical network component deals with network design, network security, local and remote access and Internet connectivity. The operating system encompasses all aspects of the design and implementation of a network operating system including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Back-office operations encompasses the design and installation of communications servers, database servers and application servers. The Technology Infrastructure Solution Area designs and implements enterprise-quality systems that maximize network availability and efficiency, and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers. The Technology Infrastructure Solution Area services maintain a focus on Microsoft BackOffice technology including Windows 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000 and SharePoint and utilize the Research in Motion Blackberry products for wireless communication. The Company believes that Technology Infrastructure enables its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption. Technology Infrastructure targets horizontal markets, meaning businesses across a broad spectrum of industries. The goal of the Technology Infrastructure Solution Area is to develop and implement solutions solving business problems thereby bringing tangible benefits to customers.

     The E-Business Solution Area provides solutions that enable organizations to evaluate and optimize business processes and extend corporate messages, products, services and processes. The impact of the Internet is moving businesses toward widespread seamless access of employees, customers and suppliers to business knowledge capital and transactional systems. E-Business delivers portal and business intelligence solutions that automate and streamline information creation, storage, sharing and retrieval. The E-Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets. E-Business solutions can also enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Solutions include extranet-based value chains and electronic commerce sites, data warehousing, work flow, and interfaces with, or custom development for, business operation transaction systems. These services provide tools to empower customer personnel with the business intelligence for fast and effective decision making. E-Business develops solutions based on Microsoft's Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs. E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server and .NET to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures. Using Microsoft technology such as SharePoint, Digital Dashboard, SQL Server and Exchange 2000, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format. E-Business also targets horizontal markets.

     The Interactive Media Solution Area focuses on the Company's expertise in digital media applications including interactive television and digital imaging solutions. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Interactive Media delivers business-to-business and business-to-consumer E-commerce platforms that management believes enable customers to improve service, and increase productivity and revenue. Interactive television operations are currently focused on two vertical markets, the cruise line segment of the travel and leisure market and the healthcare market. Interactive Media applications help cruise line customers maintain a high level of customer service without increasing staff requirements. Interactive Media's healthcare industry applications enable customers to decrease costs and increase efficiency by reducing delivery time for administrative and educational services. Interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across the radio frequency distribution system to the end-user televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server enables customer co-development of applications. The solution is Internet accessible and supports highly-functional applications and high-end graphics and MPEG content. Applications developed for and utilized by customers include pay-per-view movies, shore excursion ticketing, in-cabin gaming, meal service ordering, on-demand viewing of information related to medical conditions and procedures, on-demand viewing of educational programs and distribution of activities and informational content. Digital imaging solutions are focused on the professional photography market. Digital imaging solutions convert professional portrait studios to digital capture and presentation capabilities. The solutions provide portrait studios with the equipment and off-the-shelf and proprietary software necessary for conversion, on-site equipment, software and process-flow training, ongoing technical support and the Internet presence and e-commerce solution intended to maximize the Internet as a marketing and sales tool. Portraits Online/TM/, the Company's proprietary Internet-based portrait viewing and selling system, when sold as a digital system add-on, allows the portrait studio's customers to view and order their portraits on a touchscreen monitor immediately following their portrait session. In addition, the system gives the consumer the ability to access and order their images via the studio's Portraits Online/TM/ Internet site. Interactive Media performs services on both a consulting and systems integration basis.

     The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft. Both of the Company's Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. The Allin Consulting subsidiaries are also members of Microsoft's Infrastructure and Collaborative Solutions Portal Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. The Company's Northern California and Pittsburgh offices have also recently been designated as Microsoft Gold Certified Partners in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in complex business solutions. The Company intends to continue its specialization in Microsoft-based technology products.

     The Company was a recipient of Pittsburgh Technology 50 awards in 1998, 1999 and 2000. The award recognizes the highest three-year revenue growth rates among technology-based businesses in the Pittsburgh region. Allin Digital was also recognized by the Eastman Kodak Company as "Digital Integrator of the Year" at the 2001 Photo Marketing Association International Trade Show.

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

 . The Solution Deployment phase begins with a pilot and culminates in the production release of the installed system, training and documentation, and conversion of, or integration with, existing systems.

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

     The Company's solution areas deliver consulting services to customers through three methods: Allin-managed, co-managed and customer-managed. With the Allin-managed delivery method, the solution area assumes complete control of the consulting process. Client personnel function as sources of information concerning the business need for which a solution is sought. Solution area managers and consultants fully control solution planning, development and implementation. The Allin-managed delivery method delivers solutions on a turnkey basis. With the co-managed delivery method, management of the solution is shared between the solution area and customer personnel. Solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. Project functions are distributed among both solution area and customer personnel. With the customer-managed delivery method, the solution area provides technical resources with specific technical skill sets. The customer utilizes these resources to complement and assist its technical staff in the execution of tasks or projects. The customer remains in control of the tasks or projects and actively manages the work performed by the Company's consultants. The Company will currently perform services under any of these delivery methods. However, the Allin-managed and co-managed delivery methods are viewed as offering the potential for higher billing rates and margins due to the Company's performance of the high level managerial tasks required with these delivery methods. The Company seeks to continue to gradually increase the proportion of overall solution area services delivered on the Allin-managed and co-managed delivery methods.

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

     Allin Consulting-Pennsylvania has historically performed technology consulting services for certain legacy technologies, including IBM proprietary mainframe systems and Hogan IBA software applications, which are specialized products for the banking industry. Legacy technology consulting services include application development, data base development and administration, and data communications development for IBM proprietary technology and merger and acquisition conversions, software product implementation, systems modification and support for Hogan IBA software. While such operations will continue, the level of these services has declined significantly in 1999, 2000 and the first quarter of 2001. Management expects a continued significant decline in the level of legacy technology services performed over the remainder of 2001. Historically, virtually all of legacy technology consulting services have been delivered on a customer-managed basis. Legacy technology consulting services are overseen by executive management and support personnel in the Company's Pittsburgh office who have responsibility for all of the Pittsburgh-based solution area operations.

     Ancillary services and product sales are those revenue producing activities carried out by the Company that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. Ancillary services and product sales are conducted either because they represent continuation of operating activity that originated under an operating model that was subsequently abandoned or because they meet client requests for products and services recommended during the performance of solution area services or that are necessary for continued operation of implemented solutions. Ancillary services and product sales include the following types of activities:

 . The Company continues to derive revenue for transactional interactive services such as pay-per-view movies and video gaming from interactive television operations on two cruise ships. The Company expects this revenue stream to be discontinued in the second quarter of 2001 upon Carnival Cruise Lines' ("Carnival") assumption of operations pursuant to their February 2001 purchase of these systems.

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

 . Other services include several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity. Examples of the types of revenue are placement fees and sale of digital photography output.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue

     The Company's total revenue for the three months ended March 31, 2001 was $5,402,000, a decrease of $1,685,000, or 24%, from total revenue of $7,087,000 for the three months ended March 31, 2000. Revenue from the Company's Technology Infrastructure, E-Business and Interactive Media Solution Areas declined by only $16,000 from the first quarter of 2000 to the first quarter of 2001, despite the inclusion of approximately $980,000 of non-recurring revenue in the first quarter of 2000 related to the 1999 sale of four interactive television systems to

Celebrity Cruises, Inc. ("Celebrity"). See below for additional discussion of the Celebrity ship system sales. The significant period-to-period decrease in revenue is attributable to declines in legacy technology consulting services revenue of $1,292,000 and ancillary services and product sales of $377,000.

     The Company's solution area revenue, after elimination of intercompany sales, was $4,973,000 for the three months ended March 31, 2001, including $935,000 for Technology Infrastructure, $561,000 for E-Business, $2,707,000 for Interactive Media and $770,000 for legacy technology consulting services. Comparable solution area revenue for the three months ended March 31, 2000 was $6,281,000 in total, including $918,000 for Technology Infrastructure, $617,000 for E-Business, $2,684,000 for Interactive Media and $2,062,000 for legacy technology consulting services.

     Technology Infrastructure revenue increased $17,000, or 2%, in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Management attributes the lack of a more significant increase in Technology Infrastructure revenue to uncertainty regarding the domestic economy beginning in late 2000. A number of customers or potential customers have postponed projects or delayed consideration of new technology infrastructure projects such as implementation of Microsoft's Windows 2000 operating platform pending further assessment of the expected magnitude and duration of any economic downturn. Despite the softening of demand for Technology Infrastructure services experienced over the last two quarters, the Company's management believes several market factors will contribute to long-term Technology Infrastructure revenue growth, which were discussed in the Industry Overview - Technology Consulting Services section in Item 1 - Business of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Internet-based business-to-business commerce is expected to accelerate rapidly in the early years of the 2000's. The Internet is transforming interaction among businesses and their customers and suppliers, which is expected to cause businesses to evaluate and upgrade their technology infrastructure to be able to take advantage of advancing portal and business intelligence technology products and other Internet-driven opportunities. Another factor that management expects to contribute to future growth in Technology Infrastructure is business conversion to Microsoft's Windows 2000 operating platform. Management expects these general trends in technology will create conditions favorable for long-term growth in demand for Technology Infrastructure services once the domestic economy moves toward recovery from the current economic uncertainty. There can be no assurance, however, that revenue will be realized at the same or higher levels in future periods, or that any revenue increase realized would result in the desired improvements to the Company's financial condition or results of operations.

     The E-Business Solution Area recorded a revenue decrease of $56,000, or 9%, for the three months ended March 31, 2001 as compared with the three months ended March 31, 2000. Management also attributes the decline in period-to-period E-Business revenue to a softening of demand for technology consulting services due to the uncertainty regarding the domestic economy. Similarly as with the Technology Infrastructure Solution Area, a number of customers or potential customers have postponed E-Business projects or delayed consideration of new projects due to the economic uncertainty. Despite the recent downturn, management also expects that fundamental market forces will result in a long-term increase in the demand for E-Business services, which were discussed in the Industry Overview - Technology Consulting Services section in Item 1 - Business of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Internet is expected to drive a significant level of technological and business innovation, with Internet-related business activity expected to grow significantly over the early years of the 2000's. Technological trends support increasing long-term demand for complex solutions based on advanced portal and business intelligence products. The Company plans to continue significant marketing efforts to attempt to generate additional sales for the E-Business Solution Area during the remainder of 2001. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its E-Business Solution Area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

     Interactive Media Solution Area revenue totaled $2,707,000 for the three months ended March 31, 2001, including $789,000 for interactive media consulting, $1,528,000 for interactive media systems integration and $390,000 for digital imaging systems integration. Comparable Interactive Media revenue for the three months ended March 31, 2000 was $2,684,000 in total, including $263,000 for interactive media consulting, $1,703,000 for interactive media systems integration, and $718,000 for digital imaging systems integration. The increase in Interactive Media Solution Area revenue from the first quarter of 2000 to the first quarter of 2001 was 1%.

     Interactive Media consulting revenue increased $526,000, or 200%, for the three months ended March 31, 2001 as compared with the first quarter of the prior year. The increase in revenue was attributable to commencement of applications development for interactive television systems to be installed on six Carnival ships in 2001 and 2002, applications development for an increased number of ship-based interactive television systems for other cruise line customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems. The Company's management believes there is potential for continued growth of interactive media consulting in the markets targeted by the Interactive Media Solution Area. There can be no assurance, however, that the Company's Interactive Media Solution Area will continue to realize consulting revenue equal to or greater than was realized in the first quarter of 2001 or that any increase realized will result in the desired improvement to the Company's financial condition or results of operations.

     Revenue for Interactive Media systems integration services decreased by $175,000, or 10%, in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As noted above, Interactive Media systems integration revenue for the first quarter of 2000 included approximately $980,000 related to the 1999 sale of four interactive television systems to Celebrity. The interactive television systems had been installed on Celebrity ships from 1995 to 1997 when Allin Interactive was following an owner-operator model for interactive television operations. Revenue from the system sales was recognized over the minimum period of an associated maintenance obligation, which ended March 17, 2000. The Celebrity ship system sales were unusual transactions in terms of the magnitude of revenue associated with concurrent system sales. Revenue from the installation of new interactive television systems was significantly greater in the first quarter of 2001 as compared to the first quarter of 2000, thereby replacing most of the non-recurring Celebrity ship system sale revenue. In February 2001, the Company entered an agreement with Carnival for installation of interactive television systems on six Carnival vessels in 2001 and 2002 and also received orders for systems for an additional Celebrity ship and an additional Royal Caribbean Cruise Lines ("Royal Caribbean") ship. Accordingly, management expects Interactive Media systems integration revenue to increase substantially beginning in the third quarter of 2001. There can be no assurance, however, that projects expected to occur in 2001 will not be delayed or that revenue will be earned at the same or higher levels in 2002 or beyond. There can also be no assurance that systems integration projects to be carried out will result in the desired improvements to the Company's financial condition or results of operations.

     Digital imaging systems integration revenue decreased by $328,000, or 46%, in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Management attributes the decline to several factors. The Interactive Media Solution Area experienced turnover among its digital imaging sales staff in late 2000 and early 2001. Management believes the reduced number of experienced sales personnel has negatively impacted sales efforts in the first quarter of 2001. Management also believes sales have been negatively impacted by the uncertainty regarding general domestic economic conditions since the professional photography industry is heavily dependent on discretionary consumer spending. Another factor in the period-to-period decline was the inclusion of an unusually large installation project for a multiple-location photography business in the first quarter of 2000.

     Revenue from legacy technology consulting services declined $1,292,000, or 63%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. During 2001, the Company is placing significantly greater marketing emphasis on the Microsoft-based solutions-oriented services offered by the Technology Infrastructure, E-Business and Interactive Media Solution Areas. While the Company actively seeks renewal or extension of current legacy technology engagements, it is not aggressively seeking new customers for legacy technology services. Management also attributes the decline in demand for legacy technology consulting services to a general trend in technology away from mainframe systems toward a client/server environment. A significant portion of the Company's legacy technology consulting services is focused on mainframe systems. Management expects a continued decline in legacy technology consulting revenue over the remainder of 2001.

     The Company recognized revenue for ancillary services & product sales of $429,000 during the three months ended March 31, 2001, including $94,000 for interactive television transactional services, $189,000 for digital imaging product sales, $83,000 for information system product sales and $63,000 for other services. Ancillary services & product sales revenue of $806,000 was recognized during the three months ended March 31, 2000, including $148,000 for interactive television transactional services, $317,000 for digital imaging product sales, $260,000 for information system product sales and $81,000 for other services.

     Interactive television transactional services revenue decreased by $54,000, or 36%, in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. In February 2001, the Company sold the two Company owned and operated interactive television systems to Carnival. Transactional revenue will be discontinued as a revenue source to the Company after transfer of systems operation to Carnival, expected to occur in the second quarter of 2001. Digital imaging product sales decreased by $128,000, or 40%, in the first quarter of 2001 as compared to the first quarter of 2000. Management attributes the decline to the general economic uncertainty which has slowed customer demand for additional equipment to be added to previously installed digital imaging systems. Information system product sale revenue decreased by $177,000, or 68%, in the first quarter of 2001 as compared to the first quarter of 2000. The Company acquired assets associated with the operations of Erie Computer Company ("Erie Computer") in February 2000. Erie Computer's revenue base included a significant component of information system product sales. Erie Computer was subsequently sold in May 2000 eliminating this revenue stream for the first quarter of 2001. Revenue from other services decreased by $18,000 from the first quarter to 2000 to the first quarter of 2001.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $3,035,000 during the three months ended March 31, 2001 as compared to $4,098,000 during the three months ended March 31, 2000. A significant majority of the decrease in cost of sales of $1,063,000 is associated with the decline in legacy technology consulting services. Gross profit of $2,367,000 was recognized for the first quarter of 2001 as compared to $2,989,000 for the first quarter of 2000, a decrease of $622,000, or 21%. Again, the majority of the decrease in gross profit in the first quarter of 2001 as compared to the first quarter of 2000 is attributable to the effects of the decline in legacy technology consulting services. Another factor contributing to the decline in gross profit was the inclusion of a portion of the Celebrity ship interactive television system sales in the first quarter of 2000. The Celebrity system sales had an unusually high gross profit since the system equipment had been depreciated during the period Allin Interactive owned and operated the systems. Gross profit as a percentage of revenue actually increased to 44% in the first quarter of 2001 from 42% in the first quarter of 2000 despite the significant amount of Celebrity system sale gross profit included in the 2000 period. Management believes the improvement in gross profit percentage demonstrates the Company's success to date in developing higher-margin solutions-oriented business, although there can be no assurance that the Company will realize gross profit percentages in the future at or above current levels.

     The Company's solution areas recorded a total of $2,764,000 for cost of sales during the three months ended March 31, 2001, including $356,000 for Technology Infrastructure, $266,000 for E-Business, $1,580,000 for Interactive Media and $562,000 for legacy technology consulting services. Comparable cost of sales for the three months ended March 31, 2000 was $3,567,000 in total, including $439,000 for Technology Infrastructure, $308,000 for E-Business, $1,325,000 for Interactive Media and $1,495,000 for legacy technology consulting services. Gross profit for the Company's solution areas for the three months ended March 31, 2001 was $2,209,000, including $579,000 for Technology Infrastructure, $295,000 for E-Business, $1,127,000 for Interactive Media and $208,000 for legacy technology consulting services. Comparable gross profit for the three months ended March 31, 2000 was $2,714,000 in total, including $479,000 for Technology Infrastructure, $309,000 for E-Business, $1,359,000 for Interactive Media and $567,000 for legacy technology consulting services. The most significant factors in the period-to-period decline in gross profit were the decline in the level of legacy technology consulting services from the first quarter of 2000 to the first quarter of 2001 and the inclusion of unusually high gross profit associated with the Celebrity ship interactive television system sales in the first quarter of 2000.

     Technology Infrastructure gross profit increased $100,000 in the first quarter of 2001 as compared to the first quarter of 2000 while revenue increased by $17,000. The Company was able to realize a 21% increase in gross profit from a 2% increase in revenue. The increase in gross profit was realized through growth in high margin solutions-oriented projects. The Company made substantial progress in increasing average Technology Infrastructure billing rates throughout 2000, which resulted in higher gross margin potential in 2001 on a consistent level of revenue production. Technology Infrastructure gross profit as a percentage of revenue increased 10% from the first quarter of 2000 to the first quarter of 2001.

     E-Business gross profit decreased $14,000 in the first quarter of 2001 as compared to the first quarter of 2000, consistent with a decline in revenue. Gross profit as a percentage of revenue, however, experienced a 3% period-to-period increase. Management attributes the decline in gross profit to the uncertainty regarding general domestic economic conditions experienced in the first quarter of 2001, which management believes has softened demand for technology consulting services due to customers' delay of technology projects and postponement of consideration of new technology initiatives. The improvement in gross profit as a percentage of revenue resulted from increased average billing rates.

     Cost of sales for the Interactive Media Solution Area was $1,580,000 in total for the three months ended March 31, 2001, including $239,000 for interactive media consulting, $1,075,000 for interactive media systems integration and $266,000 for digital imaging systems integration. Interactive Media cost of sales for the three months ended March 31, 2000 was $1,325,000 in total, including $102,000 for interactive media consulting, $739,000 for interactive media systems integration and $484,000 for digital imaging systems integration. Interactive Media Solution Area gross profit was $1,127,000 for the three months ended March 31, 2001, including $550,000 for interactive media consulting, $453,000 for interactive media systems integration and $124,000 for digital imaging systems integration. Interactive Media gross profit was $1,359,000 for the three months ended March 31, 2000 including $161,000 for interactive media consulting, $964,000 for interactive media systems integration and $234,000 for digital imaging systems integration. The increases in interactive media consulting cost of sales and gross profit primarily resulted from a substantially higher level of applications development services for cruise industry customers in the first quarter of 2001 as compared to the first quarter of 2000. The substantial period-to-period decline in interactive media systems integration gross profit is due to the inclusion of a portion of the gross profit associated with the sale of four Celebrity ship interactive television systems in the first quarter of 2000. Substantial portions of the equipment cost associated with these systems had been depreciated at the time of sale to Celebrity, resulting in the recording of unusually high gross profit on the system sales. The period-to-period decline in digital imaging systems integration gross profit of $110,000 is consistent with the revenue decline for these services and is attributable the negative impact of sales staff turnover and the economic uncertainty and the inclusion of an unusually large installation in the first quarter of 2000.

     Cost of sales for the Company's legacy technology consulting services was $562,000 for the three months ended March 31, 2001 as compared to $1,495,000 for the three months ended March 31, 2000. Gross profit realized on legacy technology consulting services declined from $567,000 in the first quarter of 2000 to $208,000 in the first quarter of 2001. The declines in legacy technology consulting cost of sales and gross profit are consistent with the period-to-period decline in revenue. Management attributes the declines to both industry trends away from mainframe computer systems and the Company's shift in marketing focus over the last two years to developing higher-margin solutions-oriented business.

     Cost of sales for the Company's ancillary services and product sales was $271,000 for the three months ended March 31, 2001, including $36,000 for pay-per-view movies associated with interactive television transactional revenue, $169,000 for digital imaging product sales, $48,000 for information system product sales and $18,000 for other services. Cost of sales for ancillary services and product sales was $531,000 for the three months ended March 31, 2000, including $47,000 for pay-per-view movies, $291,000 for digital imaging product sales, $172,000 for information system product sales and $21,000 for other services. Gross profit on ancillary services and product sales was $158,000 for the first quarter of 2001, including $58,000 for interactive television transactional revenue, $20,000 for digital imaging product sales, $35,000 for information system product sales and $45,000 for other services. Gross profit for ancillary services and product sales was $275,000 for the first quarter of 2000, including $101,000 for interactive television transactional services, $26,000 for digital imaging product sales, $88,000 for information system product sales and $60,000 for other services. The largest factor in the period-to-period decline in gross profit of $117,000 was the inclusion of two months of Erie Computer information system product sales activity in the first quarter of 2000. The Erie Computer operations were sold in May 2000 and consequently, there is no gross profit associated with their operations in the first quarter of 2001. Interactive television transactional services are expected to cease as a source of gross profit in the second quarter of 2001 upon transfer of systems operation to Carnival.

Selling, General & Administrative Expenses

     The Company recorded $3,315,000 in selling, general & administrative expenses during the three months ended March 31, 2001 as compared to $2,905,000 during the three months ended March 31, 2000, an increase of $410,000, or 14%. The Company added managerial, marketing and delivery personnel during 2000 and early 2001 to continue the Company's transition toward a solutions-oriented project focus throughout its solution areas. This was particularly pronounced in the Interactive Media Solution Area in the first quarter of 2001. Interactive Media added in excess of $12,000,000 of committed backlog for consulting and systems integration services in the first quarter of 2001. Management expects this will result in a substantial increase in the number of active Interactive Media projects later in 2001. Interactive Media began to augment its consulting staff in the first quarter of 2001 in order to have an appropriately sized and trained staff to handle the expected substantial increase in project activity. Through the third quarter of 2000, the Company had also been able to offset most of the cost associated with its investment in solution area managerial, marketing and delivery personnel with overhead cost reductions associated with legacy technology consulting services. However, most of the potential for these cost reductions had been realized by September 2000, and more recent investments in solution area resources have had the effect of increasing selling, general & administrative expenses. Late in the first quarter of 2001, management moved to reduce the cost of personnel resources in some of its solution areas. No significant impact on selling, general & administrative expenses from these changes will be realized until the second quarter of 2001.

     During the three months ended March 31, 2001, severance accruals of approximately $74,000 were recorded as a result of the termination of services of two managerial personnel associated with the Company's Technology Infrastructure and E-Business Solution Area services. During the three months ended March 31, 2000, a severance accrual of approximately $70,000 was recorded due to the Company's termination of services of two managerial personnel associated with the Company's legacy technology consulting services.

     Depreciation and amortization were $531,000 for the three months ended March 31, 2001 as compared to $523,000 for the three months ended March 31, 2000. The slight increase is due to additional goodwill amortization associated with additional purchase consideration recorded in January 2001 related to the 1998 acquisition of MEGAbase, Inc. ("MEGAbase"), which was merged into Allin Consulting-California subsequent to acquisition.

     Research and development expense included in selling, general & administrative expenses was $1,000 for the three months ended March 31, 2001 as compared to $13,000 for the three months ended March 31, 2000. Research and development activity during the first quarter of 2001 included continued graphical and functional improvements for Allin Digital's Portraits Online/TM/ Internet-based E-Commerce platform targeted for professional photographers. Research and development activities in the first quarter of 2000 focused on Portraits Online/TM/ improvements and development activities associated with the equipment platform utilized for interactive television system installations.

Net Loss or Income

     The Company's net loss for the three months ended March 31, 2001 was $997,000 as compared to net income of $19,000 for the three months ended March 31, 2000. The decline in profitability was $1,016,000. The most significant factor was a decrease in gross profit of $622,000 due to a decline in the level of the Company's legacy technology consulting services and the inclusion of unusually high gross profit in the first quarter of 2000 related to the Celebrity interactive television system sales. Also contributing to the decline in profitability was a $410,000 increase in selling, general & administrative expenses primarily associated with additional managerial, marketing and delivery resources.

Liquidity and Capital Resources

     At March 31, 2001 the Company had cash and liquid cash equivalents of $1,164,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2000 was a decrease of $1,166,000, which resulted primarily from cash used by the Company's operations and repayment of a portion of the outstanding balance on the Company's line of credit.

     The Company recognized a net loss for the three months ended March 31, 2001 of $997,000. The Company recorded non-cash expenses of $531,000 for depreciation and amortization of software development costs and other intangible assets, resulting in a net cash use of $466,000 related to the income statement. Working capital adjustments resulted in a net cash use of $374,000. Among the working capital adjustments resulting in cash used were reductions in accounts and notes payable of $1,864,000 and accrued liabilities of $462,000. These were substantially offset by working capital adjustments providing cash, including increases in billings in excess of costs and estimated gross margins and deferred revenue of $1,460,000 and $115,000, respectively, and decreases in accounts receivable and inventory of $256,000 and $145,000, respectively. The net result of the income statement activity and working capital adjustments was a net cash use of $840,000 related to operating activities.

     Investing activities resulted in a net cash use of $106,000 for the three months ended March 31, 2001, primarily due to a cash payment of $60,000 as a portion of additional purchase consideration pursuant to the January 2001 settlement of litigation related to the Company's 1998 acquisition of MEGAbase. The Company also recorded capital expenditures of $47,000 during the three months ended March 31, 2001. Financing activities resulted in a net cash use of $220,000 during the three months ended March 31, 2001, primarily from a net repayment on the Company's line of credit of $160,000 and payments for preferred stock dividends of $59,000.

     The Company's common stock had been listed on The Nasdaq Stock Market's ("Nasdaq") National Market since the Company's initial public offering of its common stock in November 1996. However, as the Company was unable to maintain compliance with Nasdaq's criteria for continued designation of the common stock as a National Market security, the common stock was delisted from the National Market as of the opening of business on May 9, 2001. At the time of the delisting, the common stock was not eligible for listing on Nasdaq's SmallCap Market. Losing the designation of the common stock as a Nasdaq listed security will likely reduce the liquidity of the common stock and could limit the Company's ability to raise equity capital. Quotation of the common stock on the OTC Bulletin Board commenced on May 9, 2001. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease further. For additional information about the Nasdaq delisting of the common stock, see Part II, Item 5 of this report.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in 1999 and 2000. The expiration date of the S&T Loan Agreement is September 30, 2001. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $3,204,000. The outstanding balance as of March 31, 2001 was $1,995,000. As of April 27, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $1,488,000. The outstanding balance as of April 27, 2001 was $595,000. The Company collected an unusually high amount of accounts receivable in April 2001, which provided funds to reduce the line of credit balance by $1,400,000. However, this has also substantially reduced the maximum borrowing available under the S&T Loan Agreement.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. To date during 2001, the applicable interest rate has ranged from 8.50% to 10.50%. The interest rates in effect at March 31, 2001 and April 27, 2001 were 9.00% and 8.50%, respectively. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $33,000 in interest expense related to this revolving credit loan for the three months ended March 31, 2001. The principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the

Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, F and G preferred shares. The annual renewal of the S&T Loan Agreement for the year ended September 30, 2001 extended the covenant concerning dividends to the Company's Series G Convertible Redeemable Preferred Stock, if issued upon approval by the holders of a majority of the Company's common shares. Such approval and issuance of the Series G preferred stock occurred in December 2000. The covenants also include a cash flow to interest ratio of not less than 1.0 to
1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the final three fiscal quarters of 2000 and the first quarter of 2001, which covenant the Company would not have otherwise met. The Company also anticipates the need for an extension of the waiver to the fiscal quarter ended June 30, 2001, although no such extension has yet been granted by S&T Bank. The Company was in compliance with all other covenants as of March 31, 2001 and is also currently in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As of March 31, 2001, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. There is no mandatory redemption date for the Series C preferred stock. There are no sinking fund provisions applicable to the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,107,000 as of March 31, 2001 and approximately $1,142,000 as of May 14, 2001. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     As of March 31, 2001, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2001 and approximately $6,000 as of May 14, 2001.

     As of March 31, 2001, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock and no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2004, Series F preferred stock will be convertible into 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly on the 15th of the first month of each calendar quarter subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2001 and approximately $50,000 as of May 14, 2001.

     As of March 31, 2001, the Company had outstanding 150 shares of the Company's Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock, although the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of eight percent of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends will be payable quarterly in arrears on the first day of each calendar quarter. Accrued but unpaid dividends on the Series G preferred stock were approximately $31,000 as of March 31, 2001 and approximately $15,000 as of May 14, 2001.

  Series G preferred stock is convertible into common stock at any time prior to redemption by the Company, if any. Each share of Series G preferred stock is convertible into at least 8,594 shares of common stock (determined by dividing 10,000 by $1.16348, which was 85% of the average closing price of the common stock as reported by Nasdaq over the last five trading days prior to December 29, 2000, the date of issuance of the Series G preferred stock). Depending on the market price of the common stock and the timing of any conversion, each share of Series G preferred stock could be convertible into as many as 28,571 shares of common stock. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed.

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

     In connection with the Company's December 29, 2000 sale of Series G Convertible Redeemable Preferred Stock, the purchasers of Series G preferred stock also received warrants to purchase an aggregate of 857,138 shares of common stock which have an exercise price of $1.75 per share. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock or Series D Convertible Redeemable Preferred Stock.

     In connection with the Company's original sale of Series B Redeemable Preferred Stock in August 1998, which was subsequently exchanged for Series D Convertible Redeemable Preferred Stock, the purchasers of Series B preferred stock also received warrants to purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per share, the price of the common stock as of the last trading day prior to the closing for the acquisition of Allin Consulting-Pennsylvania. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock.

     The Company has an outstanding amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly on the 15th of the first month of each calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to

December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of March 31, 2001 and approximately $64,000 as of April 30, 2001.

     The agreement for the 1998 purchase of MEGAbase provided for contingent payments to be determined on the basis of Allin Consulting-California's 1999 Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition). The Company and the former MEGAbase sole shareholder, however, were unable to agree upon the calculation of Allin Consulting-California's Development Practice Gross Margin for 1999 and the Company initiated litigation to resolve the matter. In January 2001, the Company and the former MEGAbase sole shareholder reached a settlement concerning contingent payments. On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder. The Nasdaq market price of the Company's common stock on the date of issuance was $1.406 per share. The additional purchase consideration of $80,000 was recorded in January 2001 as additional cost of the acquired enterprise, which results in additional goodwill being recorded on Allin Consulting-California. The additional goodwill will be amortized over the estimated remaining life of goodwill associated with the MEGAbase acquisition, approximately 4.8 years.

     The Company incurred approximately $1,000 in research and development expense during the three months ended March 31, 2001. The Interactive Media Solution Area's research and development activity included ongoing development of functional and graphical improvements to the Portraits Online/TM/ Internet-based E-Commerce platform. Research and development expenditures related to Interactive Media operations are forecast to be less than $50,000 over the remainder of 2001. Management intends to evaluate any development projects on an ongoing basis and may reduce or eliminate projects if alternate technologies or products become available or if changing business conditions so warrant.

     Capital expenditures during the three months ended March 31, 2001 were approximately $47,000 and included furniture for expansion of the Company's Ft. Lauderdale office and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Capital expenditures of approximately $150,000 are forecast for the remainder of 2001, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology and the expansion of the Ft. Lauderdale office. Business conditions and management's plans may change during the remainder of 2001, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2001. The Company believes it will be able to refinance its existing credit facility or obtain another credit facility on similar terms upon the expiration of the current credit facility. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements, if the Company was unable to renew or replace the current credit facility, or if the Company identified an attractive acquisition candidate, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Risk Factors

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

     Stock Market Requirements.   The Company's common stock was delisted from
Nasdaq's National Market as of the opening of business on May 9, 2001. At the time of the delisting, the common stock was not eligible for listing on Nasdaq's SmallCap Market. Losing the designation of the common stock as a Nasdaq listed security will likely reduce the liquidity of the common stock and could limit the Company's ability to raise equity capital. Quotation of the common stock on the OTC Bulletin Board commenced on May 9, 2001. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease further. For additional information about the Nasdaq delisting of the common stock, see Part II, Item 5 of this report.

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

     General Economic Conditions. A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending further assessment of the expected magnitude and duration of the potential domestic economic downturn. Management attributes the lack of a more significant increase in Technology Infrastructure revenue and the decrease in E-Business revenue for the first quarter of 2001 as compared to the first quarter of 2000 to the general uncertainty in the domestic economy beginning late in 2000. There can be no assurance that the effects of the economic uncertainty will not worsen, which would negatively impact the Company's results of operations and financial condition.

     Limited Operating History Under New Marketing Strategies and Solution Area Structure. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solution areas meeting customer needs for technology-based solutions. Additionally, in early 2001 the Company reorganized its solution area structure, consolidating the Microsoft-focused solutions-oriented operations, previously falling under Knowledge Management and Business Operations Solution Areas, with the operations of the E-Business Solution Area. The Company is seeking to develop additional solutions-oriented business for all of its solution areas. While the Company obtained revenue growth in 2000 and the first quarter of 2001 from certain of its solution areas, there can be no assurance that the Company will be successful at growing solutions-oriented revenue in any of its solution areas in the future or that any growth obtained will offset or exceed the expected declines in legacy technology consulting revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit. During the third quarter of 2000, the Company also implemented changes to the Interactive Media Solutions Area's marketing strategy for digital imaging systems integration services.
Interactive Media intends to more closely focus on high value-added integration projects including Portraits Online technology. Management believes the strategic shift allows the prospect of improved margin on digital imaging services, although there can be no assurance that such improved margin will be realized. Because the Company has only a limited history of operations with the current solution area structure and marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

     Decline in Legacy Technology Consulting Services. The Company has experienced a substantial decline in demand for legacy technology consulting services related to mainframe systems and specialized Hogan IBA software products for the banking industry. Revenue and gross profit derived from these services have declined steadily during 1999, 2000 and the first quarter of 2001 and are expected to continue to do so over the remainder of 2001. The decline is attributable to both industry trends and the Company's marketing focus on solutions-oriented services. Legacy technology consulting services were formerly a significant source of cash flow to the Company.

There can be no assurance that the Company will be successful in developing a sufficient level of solutions-oriented consulting services to offset the declines in revenue and gross profit from legacy technology consulting services.

     Need for Management of Growth and Geographic Expansion.   The Company's
strategy will require its management to conduct operations, evaluate acquisitions and respond to changes in technology and the market. The Company intends to evaluate continued geographic growth of its operations. There can be no assurance, however, that the Company will be successful in identifying or acquiring other businesses, or that any business that may be acquired will result in the desired improvements to financial results. There can also be no assurance that the Company would be able to successfully integrate any business acquired with the other businesses of the Company. The Company is marketing interactive television and digital photography services nationally and intends to undertake installations throughout the United States, if obtained. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

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

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2000 and the first quarter of 2001. As of March 31, 2001, the Company had an accumulated deficit of $34,379,000. The Company anticipates that it will continue to incur net losses at least through a portion of the remainder of 2001, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

     Risks Inherent in Development of New Products. The Company recently developed software interfaces and modifications for end-user operating components from On Command Corporation to be utilized in interactive system installations, which the Company believes result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its products and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive or digital imaging systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's products and applications.

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

Part II

Item 1. Legal Proceedings

     As previously reported, in November 1999, the Company commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania against Mark Gerow ("Gerow"), the former sole shareholder of MEGAbase, Inc. ("MEGAbase"), relating to the stock purchase agreement under which the Company acquired all of the stock of MEGAbase. The Company and Gerow had not been able to reach agreement on a calculation of any additional purchase consideration due Gerow because of disagreement over interpretation of terms and definitions included in the purchase agreement. In January 2001, the Company and Gerow reached agreement on a settlement concerning additional purchase consideration. On January 26, 2001, the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to Gerow. See Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Liquidity and Capital Resources for additional information concerning the additional purchase consideration. Pursuant to the settlement, the Company withdrew its action in January 2001.

Item 2. Changes in Securities and Use of Proceeds

        On January 26, 2001, the Company issued 14,225 shares of its common stock to Mark Gerow as a part of additional purchase consideration related to the Company's 1998 acquisition of MEGAbase. Mr. Gerow is the former sole shareholder of MEGAbase. As no public offering was involved, the issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under "Liquidity and Capital Resources" for additional information concerning the additional purchase consideration.

Item 5. Other Information

     The Company's common stock had been listed on The Nasdaq Stock Market's ("Nasdaq") National Market since the Company's initial public offering of its common stock in November 1996. Nasdaq required that the Company meet various criteria on an ongoing basis for continued designation of the common stock as a National Market security, including maintenance by the Company of net tangible assets of at least $4,000,000, a public float of at least $5,000,000 (that is, the market value of the common stock held by non-affiliates of the Company) and a minimum bid price of $1.00 per share. On May 1, 2001, the Company received notice from Nasdaq that the common stock would be delisted from the National Market at the opening of business on May 9, 2001 as a result of the Company's inability to satisfy the public float requirement over a thirty consecutive trading day period and to thereafter come into compliance with this requirement during a ninety day grace period. The Company did not contest the delisting.
In addition to noncompliance with the public float requirement, the Company's net tangible assets had declined to approximately $3,107,000 as of March 31, 2001 and, beginning on March 21, 2001, the common stock began to trade under $1.00 per share and has not subsequently traded at or above $1.00 per share. At the time of the delisting, the common stock was not eligible for designation as a Nasdaq SmallCap Market security. At the request of two of the existing market makers in the common stock, quotation of the common stock on the OTC Bulletin Board commenced on May 9, 2001.

     Losing the designation of the common stock as a Nasdaq listed security will likely reduce the liquidity of the common stock and could limit the Company's ability to raise equity capital. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease further.
The OTC Bulletin Board is not an issuer listing service. While the Company expects to remain a reporting company and file periodic reports with the Securities and Exchange Commission as it has in the past, which is required for continued quotation on the OTC Bulletin Board, only market makers can sponsor securities quoted on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit
Number  Description of Exhibit (1)
------  --------------------------

10.1 Employment Agreement dated February 13, 2001 by and between the Registrant and Timothy P. O'Shea (incorporated by reference to Exhibit
        10.12 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.2 Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.3 Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4 Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to
        Exhibit 10.15 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

11      Computation of Earnings per Share



     (b)  Reports on Form 8-K.

          On January 4, 2001, Allin Corporation filed with the Securities and Exchange Commission a Current Report of Form 8-K (date of earliest event reported - December 29, 2000) to report information concerning the Series G Convertible Redeemable Preferred Stock issued on December 29, 2000.


___________________________

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


                              ALLIN CORPORATION
                              (Registrant)

Date: May 14, 2001            By:  /s/   Richard W. Talarico
                                   --------------------------
                                   Richard W. Talarico
                                   Chairman and Chief Executive Officer


Date: May 14, 2001            By:  /s/   Dean C. Praskach
                                   ---------------------------
                                   Dean C. Praskach
                                   Chief Financial Officer and
                                   Chief Accounting Officer

Allin Corporation
Form 10-Q
March 31, 2001
Exhibit Index



Exhibit
Number  Description of Exhibit (1)
------  --------------------------

10.1 Employment Agreement dated February 13, 2001 by and between the Registrant and Timothy P. O'Shea (incorporated by reference to Exhibit
        10.12 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.2 Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.3 Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4 Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to
        Exhibit 10.15 to Allin Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

11      Computation of Earnings per Share


_______________________

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.