Form 10-Q
period 2001-06-30
ALLIN CORP
filed 2001-08-13
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         (Mark One)

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: June 30, 2001

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

                             As of August 3, 2001

                        Common Stock, 6,967,339 Shares

                               ALLIN CORPORATION

                                   Form 10-Q

                                     Index

Forward-Looking Information                                                       Page  3

Part I  -  Financial Information

           Item 1.  Financial Statements                                          Page  4

           Item 2.  Management's Discussion and Analysis of Financial             Page 20
                     Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosure about Market          Page 41
                     Sensitive Instruments


Part II -  Other Information

           Item 1.  Legal Proceedings                                             Page 42

           Item 4.  Submission of Matters to a Vote of Securities Holders         Page 43

           Item 6.  Exhibits and Reports on Form 8-K                              Page 44

Signatures                                                                        Page 45

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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

              (Dollars in thousands)
                   (Unaudited)

                                                           December 31,    June 30,
                                                               2000          2001
                                                           ------------   ----------
ASSETS

Current assets:
         Cash and cash equivalents                         $   2,330      $      760
         Accounts receivable, net of allowance for
                 doubtful accounts of $116 and $128            4,730           4,182
         Unbilled receivable                                      42             338
         Note receivable                                          14              14
         Inventory                                               991             249
         Prepaid expenses                                        274             201
         Assets held for sale                                     90              21
         Costs and estimated gross margins in
                 excess of billings                              722              --
                                                           ---------      ----------
                 Total current assets                          9,193           5,765

Property and equipment, at cost:
Leasehold improvements                                           465             470
Furniture and equipment                                        3,089           2,951
On-board equipment                                               951              --
                                                           ---------      ----------
                                                               4,505           3,421
Less--accumulated depreciation                                (3,394)         (2,659)
                                                           ---------      ----------
                                                               1,111             762

Note receivable from employee                                      3              --
Software development costs, net of accumulated
         amortization of $907 and $912                             6              --
Goodwill, net of accumulated amortization of
         $2,829 and $3,364                                    11,932             851
Other assets, net of accumulated amortization of
         $664 and $788                                         2,037           1,913
                                                           ---------      ----------

Total assets                                               $  24,282      $    9,291
                                                           =========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands)
                      (Unaudited)

                                                                               December 31,      June 30,
                                                                                   2000            2001
                                                                               ------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of notes payable                                      $         2      $        1
         Bank lines of credit                                                        2,155           1,065
         Accounts payable                                                            2,783           1,160
         Accrued liabilities:
                 Compensation and payroll taxes                                        426             330
                 Dividends on preferred stock                                        1,124           1,295
                 Other                                                                 757             398
         Billings in excess of costs and
                 estimated gross margins                                               ---           1,025
         Deferred revenue                                                               47              45
         Income taxes payable                                                            1             ---
                                                                               -----------       ---------
                 Total current liabilities                                           7,295           5,319

Non-current portion of notes payable                                                 1,000           1,000
Commitments and contingencies

Shareholders' equity:
         Preferred stock, par value $.01 per share, authorized
                 100,000 shares:
                 Series C redeemable preferred stock, designated,
                        issued and outstanding 25,000 shares                         2,500           2,500
                 Series D convertible redeemable preferred stock,
                        designated, issued and outstanding
                        2,750 shares                                                 2,152           2,152
                 Series F convertible redeemable preferred stock,
                        designated, issued and outstanding
                        1,000 shares                                                 1,000           1,000
                 Series G convertible redeemable preferred stock,
                        designated, issued and outstanding
                        150 shares                                                   1,015           1,021
         Common stock, par value $.01 per share - authorized
                 20,000,000 shares, issued 6,953,114 and
                 6,967,339 shares                                                       70              70
         Additional paid-in-capital                                                 41,642          41,338
         Warrants                                                                    1,017           1,017
         Treasury stock at cost, 8,167 common shares                                   (27)            (27)
         Retained deficit                                                          (33,382)        (46,099)
                                                                               -----------       ---------
Total shareholders' equity                                                          15,987           2,972
                                                                               -----------       ---------

Total liabilities and shareholders' equity                                     $    24,282       $   9,291
                                                                               ===========       =========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)
                                              (Unaudited)

                                                                  Three Months    Three Months     Six Months      Six Months
                                                                     Ended            Ended          Ended          Ended
                                                                    June 30,         June 30,       June 30,       June 30,
                                                                      2000             2001           2000           2001
                                                                  ------------     -----------    ------------     ----------
Revenue:
   Solution area consulting services                               $     1,562     $     2,354    $      3,359     $    4,638
   Solution area integration services                                      647             932           2,350          2,460
   Legacy technology consulting services                                 1,927             559           3,989          1,330
   Ancillary services                                                      165             231             346            369
   Ancillary product sales                                                 111              21             369            104
                                                                   -----------     -----------    ------------     ----------

           Total revenue                                                 4,412           4,097          10,413          8,901

Cost of sales                                                            2,773           2,161           6,095          4,745
                                                                   -----------     -----------    ------------     ----------

Gross profit                                                             1,639           1,936           4,318          4,156

Selling, general & administrative                                        2,725          13,147           5,338         16,209
                                                                   -----------     -----------    ------------     ----------

Loss from operations                                                    (1,086)        (11,211)         (1,020)       (12,053)

Interest expense, net                                                       44              37             109             85
                                                                   -----------     -----------    ------------     ----------

Loss from continuing operations                                         (1,130)        (11,248)         (1,129)       (12,138)

(Gain) loss from discontinued operations                                   (71)            473             (89)           581
                                                                   -----------     -----------    ------------     ----------

Net loss                                                                (1,059)        (11,721)         (1,040)       (12,719)

Accretion and dividends on preferred stock                                 154             164             307            324
                                                                   -----------     -----------    ------------     ----------

Net loss attributable to common shareholders                       $    (1,213)    $   (11,885)   $     (1,347)    $  (13,043)
                                                                   ===========     ===========    ============     ==========

Loss per common share from continuing operations
         attributable to common shareholders -
         basic and diluted                                         $     (0.21)    $     (1.64)   $      (0.23)    $    (1.79)
                                                                   ===========     ===========    ============     ==========

Income (loss) per common share from discontinued
         operations - basic and diluted                            $      0.01     $    (0.07)    $       0.01     $    (0.08)
                                                                   ===========     ===========    ============     ==========

Net loss per common share attributable to common
         shareholders - basic and diluted                          $     (0.20)    $     (1.71)   $      (0.22)    $    (1.87)
                                                                   ===========     ===========    ============     ==========
Weighted average shares outstanding - basic and diluted              6,010,973       6,967,339       6,006,746      6,965,374

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                        (Dollars in thousands)
                             (Unaudited)

                                                                           Six Months     Six Months
                                                                             Ended          Ended
                                                                            June 30,       June 30,
                                                                              2000           2001
                                                                          -----------    -------------
Cash flows from operating activities:
         Net loss                                                             (1,040)        (12,719)
         Adjustments to reconcile net loss to net cash flows
            from operating activities:
                 Depreciation and amortization                                 1,067           1,050
                 Loss from impairment of assets                                  ---          11,053
                 (Gain) loss from abandonment or sale of assets                  (72)             23
                 Cost of fixed assets sold                                       237             ---
         Changes in certain assets and liabilities:
                 Accounts receivable                                             148             548
                 Unbilled receivable                                             ---            (296)
                 Inventory                                                      (367)            349
                 Prepaid expenses                                                148              73
                 Assets held for sale                                           (103)             36
                 Other assets                                                     10               3
                 Accounts payable                                              1,045          (1,623)
                 Accrued liabilities                                            (473)           (453)
                 Billings in excess of costs and
                        estimated gross margins                               (1,105)          1,747
                 Income taxes payable                                            ---              (1)
                 Deferred revenues                                              (927)             (2)
                                                                           ---------     -----------
            Net cash flows from operating activities                          (1,432)           (212)
                                                                           ---------     -----------

Cash flows from investing activities:
         Proceeds from sale of assets                                            185               2
         Additional purchase consideration for
                 acquisition of subsidiary                                       ---             (60)
         Capital expenditures                                                   (289)            (62)
                                                                           ---------     -----------
            Net cash flows from investing activities                            (104)           (120)
                                                                           ---------     -----------

Cash flows from financing activities:
         Net borrowing (repayment) on lines of credit                          1,345          (1,090)
         Payment of dividends on preferred stock                                (158)           (147)
         Repayment of capital lease obligations                                   (1)             (1)
                                                                           ---------     -----------
            Net cash flows from financing activities                           1,186         ( 1,238)
                                                                           ---------     -----------

Net change in cash and cash equivalents                                         (350)        ( 1,570)
Cash and cash equivalents, beginning of period                                 1,888           2,330
                                                                           ---------     -----------
Cash and cash equivalents, end of period                                       1,538             760
                                                                           =========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      Allin Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


1.   Basis of Presentation

     The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 2000 and 2001 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1999 and 2000, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

     Discontinued Operations

     During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. ("Allin Digital"). Allin Digital's activities represented all of the Company's revenue and gross profit previously reported for two segments, Digital Imaging Systems Integration and Digital Imaging Product Sales, as well as a portion of the revenue and gross profit previously reported for the segment Other Services. Accordingly, the results of operations for Allin Digital for the periods presented in the Company's Consolidated Statements of Operations have been reclassified to gain or loss from discontinued operations, which is presented after loss from continuing operations. Also, the information related to the Company's revenue and gross profit included in Note 5 - Industry Segment Information has been reclassified for the periods presented to exclude the discontinued operations. See Note 8 - Discontinuation of Digital Imaging Operations - for additional information.

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

     Allin Interactive Corporation's ("Allin Interactive") recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and any associated cost of sales are recognized as the services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in "Solution area integration services", consulting revenue is included in "Solution area consulting services", interactive television transactional revenue is included in "Ancillary services" and product sales are included in "Ancillary product sales."

     Allin Network Products, Inc. ("Allin Network") recognizes revenue and associated cost from the sale of products at the time the products are shipped. Revenue from product sales is included in "Ancillary product sales" on the accompanying Consolidated Statements of Operations.

     Allin Interactive and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped. Associated shipping costs are recorded as cost of sales.

     Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company's outstanding stock options, warrants and the Company's Series D, F and G convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS, for the applicable periods, as their effect would be anti-dilutive. The additional options and warrants to purchase shares that would have been considered in the calculation of diluted EPS, if their effect was not anti-dilutive, were 7,713 and -0- for the six-month periods ended June 30, 2000 and 2001, respectively. No additional options or warrants to purchase shares were considered in the calculation of diluted EPS for the three month periods ended June 30, 2000 and 2001, respectively. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 780,300 and 968,270 for the three-month periods ended June 30, 2000 and 2001, respectively. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 501,760 and 968,270 for the six-month periods ended June 30, 2000 and 2001, respectively.

     Inventory

     Inventory, consisting principally of digital photography equipment and software and computer hardware, software and communications equipment, is stated at the lower of cost (determined on the average cost method) or market. During the second quarter of 2001, the carrying value for inventory held by Allin Digital and Allin Interactive was determined to be impaired. See Note 7 - Impairment of Assets - for additional information.

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

     Impairment of Long-Lived Assets

     The Company follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS No. 121"). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset, would be compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow is required. During the second quarter of 2001, the Company recorded impairment losses associated with goodwill recorded upon acquisition of technology consulting businesses and inventory related to Allin Digital's and Allin Interactive's operations. See Note 7 - Impairment of Assets - for additional information.

     Financial Instruments

     As of June 30, 2001, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

     Supplemental Disclosure Of Cash Flow Information

     Cash payments for income taxes were approximately $1,000 and $-0- during the three months ended June 30, 2000 and 2001, respectively. Cash payments for interest were approximately $442,000 and $39,000 during the three months ended June 30, 2000 and 2001, respectively. Cash payments for dividends were approximately $87,000 and $88,000 during the three months ended June 30, 2000 and 2001, respectively. Dividends on preferred stock of approximately $141,000 and $147,000 were accrued but unpaid during the three-month periods ended June 30, 2000 and 2001, respectively.

     Cash payments for income taxes were approximately $7,000 and $3,000 during the six months ended June 30, 2000 and 2001, respectively. Cash payments for interest were approximately $443,000 and $91,000 during the six months ended June 30, 2000 and 2001, respectively. Cash payments for dividends were approximately $158,000 and $147,000 during the six months ended June 30, 2000 and 2001, respectively. Dividends on preferred stock of approximately $206,000 and $217,000 were accrued but unpaid during the six months ended June 30, 2000 and 2001, respectively.

2.   Preferred Stock

     The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred

     Stock. All then outstanding shares of Series A and B preferred stock were exchanged for like numbers of shares of Series C and D preferred stock, respectively, on May 31, 1999. All then outstanding shares of Series E preferred stock were converted to the Company's common stock on August 13, 2000. The Company will not issue any additional shares of Series A, B or E preferred stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. As of June 30, 2001, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively.

3.   Equity Transactions

     During the three months ended June 30, 2001, non-vested options to purchase 23,750 shares of common stock previously awarded under the Company's 2000 Stock Plan were forfeited under the terms of the Plan. Options granted under the 2000 Stock Plan to purchase 141,000 shares of common stock remain outstanding as of June 30, 2001.

     During the three months ended June 30, 2001, vested options to purchase 7,780 shares and non-vested options to purchase 21,150 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1998 Stock Plan to purchase 341,220 shares of common stock remain outstanding as of June 30, 2001.

     During the three months ended June 30, 2001, vested options to purchase 14,200 shares and non-vested options to purchase 17,300 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 264,250 shares of common stock remain outstanding as of June 30, 2001.

     During the three months ended June 30, 2001, vested options to purchase 5,000 shares and non-vested options to purchase 3,500 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1996 Stock Plan to purchase 221,800 shares of common stock remain outstanding as of June 30, 2001.

4.   Revolving Credit Loan

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for two annual periods. The current expiration date of the revolving credit loan is September 30, 2001. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2001, maximum borrowing availability under the revolving credit loan was approximately $3,427,000. The outstanding balance as of June 30, 2001 was $1,065,000. Loans made under the revolving credit loan bear interest at the bank's prime interest rate plus one percent. As of June 30, 2001, the rate of interest on the revolving credit loan was 7.75%.

     The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory of the Company and its subsidiaries. The revolving credit loan also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. For the second quarter of 2001, S&T Bank agreed to exclude from the cash flow calculation certain non-cash losses due to impairment of assets (See

     Note 7 - Impairment of Assets) and increases in allowance for doubtful accounts receivable (See Note 8 - Discontinuation of Digital Imaging Operations) recorded by the Company. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2001 after this exclusion of the non-cash losses. The Company is also in compliance with all other covenants as of June 30, 2001.

5.   Industry Segment Information

     Basis for Determining Segments

     The Company follows Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") as the basis for determining its segments. SFAS No. 131 introduced a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. Segments to be reported will fall under two groups, Solution Area Services and Ancillary Services & Product Sales. The Company's operations and management's evaluations are primarily oriented around three solution areas meeting customer needs for Microsoft-based technology services: Technology Infrastructure, E-Business and Interactive Media. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. Beginning in 2001, the Company changed its solution area structure to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments reported as Solution Area Services prior to December 31, 2000. Segment information as of June 30, 2000 and for the three- and six-month periods then ended has been restated to conform to the new solution area structure.

     In connection with its solutions-oriented services, clients will request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide sales of information system products, equipment and supplies. The Company also continues to operate two interactive television systems as a result of a discontinued operating model. The segment group Ancillary Services & Product Sales will include these activities which are ancillary to or outside of the Company's current strategic focus.

     The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, production processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Technology Infrastructure Consulting, E-Business Consulting, Interactive Media Consulting, Interactive Media Systems Integration and Legacy Technology Consulting. Segments grouped as Ancillary Services & Product Sales include Interactive Television Transactional Services, Information System Product Sales and Other Services.

     During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital. Allin Digital's activities represented all of the Company's revenue and gross profit previously reported for two segments, Digital Imaging Systems Integration (under Solution Area Services) and Digital Imaging Product Sales (under Ancillary Services and Product Sales), as well as a portion of the revenue and gross profit previously reported for the segment Other Services. Accordingly, the information related to the Company's revenue and gross profit presented has been restated for the periods presented to exclude the discontinued operations. Information about assets related to Allin Digital's operations previously reported under these segment captions has been reclassified to a line item captioned Discontinued Operations-Digital Imaging.

     Measurement Method

     The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Income and Consolidated Balance Sheets. There are no differences in measurement method.

     Revenue

     Information on revenue derived from external customers is as follows:

                                                                     Revenue from External Customers
                                                                     -------------------------------
                                                                Three        Three        Six         Six
                                                                Months       Months      Months      Months
                                                                Ended        Ended       Ended       Ended
                                                               June 30,     June 30,    June 30,    June 30,
                                                                 2000         2001        2000        2001
(Dollars in thousands)                                      --------------------------------------------------
Solution Area Services:
    Technology Infrastructure Consulting                     $    664     $    806      $  1,582     $  1,742
    E-Business Consulting                                         657          640         1,274        1,201
    Interactive Media Consulting                                  241          908           503        1,695
    Interactive Media Systems Integration                         647          932         2,350        2,460
    Legacy Technology Consulting                                1,927          559         3,989        1,330
                                                            --------------------------------------------------
Total Solution Area Services                                 $  4,136     $  3,845      $  9,698     $  8,428

Ancillary Services & Product Sales:
    Interactive Television Transactional Services            $    110     $     89      $    258     $    184
    Information System Product Sales                              111           21           369          104
    Other Services                                                 55          142            88          185
                                                            --------------------------------------------------
Total Ancillary Services & Product Sales                     $    276     $    252      $    715     $    473

                                                            --------------------------------------------------

Consolidated Revenue from External Customers                 $  4,412     $  4,097      $ 10,413     $  8,901
                                                            ==================================================

     Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

                                                                     Revenue from External Customers
                                                                     -------------------------------
                                                                Three        Three        Six         Six
                                                                Months       Months      Months      Months
                                                                Ended        Ended       Ended       Ended
                                                               June 30,     June 30,    June 30,    June 30,
                                                                 2000         2001        2000        2001
(Dollars in thousands)                                       -------------------------------------------------
Solution Area Services                                        $     63       $    ---    $    141    $      1
Ancillary Services & Product Sales                                  21              3         104          34
                                                             -------------------------------------------------

Total Revenue from Related Entities in Other Segments         $     84       $      3    $    245    $     35
                                                             =================================================

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

                                                                                Gross Profit
                                                                                ------------
                                                                Three        Three        Six         Six
                                                                Months       Months      Months      Months
                                                                Ended        Ended       Ended       Ended
                                                               June 30,     June 30,    June 30,    June 30,
                                                                 2000         2001        2000        2001
(Dollars in thousands)                                      -------------------------------------------------
Solution Area Services:
    Technology Infrastructure Consulting                     $    401      $    484    $   880    $  1,062
    E-Business Consulting                                         333           363        642         658
    Interactive Media Consulting                                  143           530        304       1,081
    Interactive Media Systems Integration                         109           229      1,073         680
    Legacy Technology Consulting                                  499           135      1,066         343
                                                            ----------------------------------------------
Total Solution Area Services                                 $  1,485      $  1,741    $ 3,965    $  3,824

Ancillary Services & Product Sales:
    Interactive Television Transactional Services            $     74      $     62    $   175    $    120
    Information System Product Sales                               13            (2)       100          33
    Other Services                                                 67           135         78         179
                                                            ----------------------------------------------
Total Ancillary Services & Product Sales                     $    154      $    195    $   353    $    332
                                                            ----------------------------------------------

Consolidated Gross Profit                                    $  1,639      $  1,936    $ 4,318    $  4,156
                                                            ==============================================

     Assets

     Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                                            Total Assets
As of June 30                                                                  2000          2001
                                                                           ---------------------------
Solution Area Services:
    Technology Infrastructure Consulting                                   $   6,216         $  1,856
    E-Business Consulting                                                      1,038              807
    Interactive Media Consulting                                                 218            1,540
    Interactive Media Systems Integration                                      1,291            1,698
    Legacy Technology Consulting                                              10,649            1,982
                                                                          ----------------------------
Total Solution Area Services                                               $  19,412         $  7,883

Ancillary Services & Product Sales:
    Interactive Television Transactional Services                          $     331         $    226
    Information System Product Sales                                              93               52
    Other Services                                                               106              134
                                                                          ----------------------------
Total Ancillary Services & Product Sales                                   $     530         $    412

Corporate                                                                      1,385              393
Discontinued Operations - Digital Imaging                                      2,147              603
                                                                          ----------------------------

Consolidated Total Assets                                                  $  23,474         $  9,291
                                                                          =============================

6.   Liability for Employee Termination Benefits

     The Company recognizes liabilities for involuntary employee termination benefits in the period management approves the plan of termination if during that period management has approved and committed to the plan of termination and established the benefits to be received; communicated benefit plans to employees; and identified numbers, functions and locations of anticipated terminations and if the period of time for the plan of termination indicates significant changes are not likely.

     Additional restructuring charges of approximately $44,000 were recorded in June 2001 to increase a liability for severance costs originally recorded in March 2001 associated with the termination of services of a managerial executive associated with the technology consulting services provided by the Company's Technology Infrastructure and E-Business Solution Areas. The Company's severance obligation is of variable duration up to six months dependent upon the executive's ability to obtain replacement employment. The Company's original restructuring accrual was based on an estimate of the most likely period for the severance obligation. Information available as of June 30, 2001 indicated the duration of the severance obligation would exceed the originally estimated period. Expenses associated with the additional restructuring charge are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations for the second quarter of 2001. As of June 30, 2001, approximately $6,000 of the accrued amount had been paid. The remaining balance, approximately $38,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. It is anticipated that payments under this plan will be completed by September 2001. As of June 30, 2001, all of the restructuring charges accrued in March 2001 had been paid.

7.   Impairment of Assets

     The operations of Allin Consulting-Pennsylvania and Allin Consulting-California were acquired by the Company in August 1998 and November 1996, respectively. These subsidiaries represent a significant portion of the Company's solution area consulting operations, including virtually all of the Technology Infrastructure Consulting, E-Business Consulting and Legacy Technology Consulting segment revenue and gross profit. The acquired businesses provided consulting services and were not capital-intensive businesses. Consequently, significant portions of the acquisition prices were attributed to intangible assets, including client lists, assembled workforces and goodwill. Since early 1999, the Company's strategic focus has been on developing solutions-oriented consulting revenue, including revenue derived from the activities of its Technology Infrastructure and E-Business Solution Areas. During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas. Based on this growth history and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, in late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. The downturn in the domestic economy experienced in the first half of 2001 has significantly lowered technology-based spending in the United States, which has negatively impacted the demand for technology consulting services. Current industry analysis indicates that any increase in the demand for technology consulting services is not likely to occur until 2002 at the earliest. While the Company has experienced a small increase in the level of revenue for the Technology Infrastructure and E-Business Solution Areas in the first six months of 2001 as compared to the first six months of 2000, the level of growth is significantly below the Company's expectations for 2001. During the second quarter of 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new projections for Allin Consulting-Pennsylvania and Allin Consulting-California. These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

     The negative impact of the economic downturn on Allin Consulting-Pennsylvania has been particularly pronounced since the slower than anticipated growth in solutions-oriented Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of legacy technology consulting. Solutions-oriented consulting has grown in significance and legacy technology consulting has lessened in significance for Allin Consulting-Pennsylvania since its acquisition in August 1998. Solutions-oriented revenue has typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results. Also, the significant impact of the current economic downturn on technology consulting indicates a likelihood of additional risk due to economic cycles. Consequently, the period over which expected cash flows were projected was shortened to ten years beyond the current year. The original expected useful life for goodwill and customer list had been thirty and fourteen years, respectively. The Company's forecast for Allin Consulting-Pennsylvania includes low expectations of revenue and gross profit growth through 2003, as the level of legacy technology consulting services is expected to continue to decline throughout this period. The Company expects that growth rates for revenue and gross profit will increase thereafter. Based on the Company's revised projections, a loss due to impairment of approximately $9,530,000 was recorded in the second quarter of 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statements of Operations during that period. The remaining amortization periods for customer list and goodwill will be adjusted prospectively to equal the period of the Company's projection.

     The economic downturn has also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California. The Company's expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services. Due to the economic downturn, during 2001, the Company has been unable to sustain revenue growth that had been realized late in 2000. Prior to recording the impairment loss, approximately 92% of the net unamortized value of Allin Consulting-California's intangible assets related to goodwill associated with its acquisition in November 1996. The original useful life was seven years. Consequently, the current projection for cash flows related to goodwill from the 1996 acquisition is based on the remaining useful life, with low expectations for revenue and gross profit growth due to the likelihood that the negative impact of the economic downturn will persist through a substantial portion of the remaining useful life. Based on the Company's revised projections, a loss due to impairment of approximately $1,097,000 was recorded in the second quarter of 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-California. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statements of Operations during that period.

     Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model. The equipment had been removed from ships on which operations under this model were discontinued in 1997 and 1998. The inventory values had been based on estimated salvage values after the equipment was removed from the ships. Allin Interactive continued to own and operate other ship-based systems utilizing similar equipment and, from 1999 to 2001, sold the remaining systems to two cruise lines. During this time period, Allin Interactive sought to sell its inventory to these cruise lines for spare parts for the systems that continued to be operated. While a portion of the inventory has been sold to these parties, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant quantities of the inventoried equipment. The Company therefore believed the estimated fair value of the remaining inventory was less than the value recorded for the inventory. A loss due to impairment of approximately $121,000 was recorded in the second quarter of 2001 to adjust the recorded value of Allin Interactive's inventory to the revised estimate of fair value. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statements of Operations during that period.

     Allin Digital maintained an inventory of digital imaging equipment and consumable supplies that was utilized to configure digital imaging systems to be sold and installed and for sales of digital photography equipment and consumable supplies. During the second quarter of 2001, the Company determined that its digital imaging operations would be discontinued (See
     Note 8 - Discontinuation of Digital Imaging Operations - for additional information). The Company believes that certain of the equipment components maintained in inventory would offer greater potential value when sold as components of a complete system installation which includes system configuration, software installation and training of customer personnel. Since the Company has determined to discontinue operations of this type, Allin Digital will attempt to sell its remaining inventory of equipment as individual components. Since Allin Digital lacks a retail outlet for this equipment, it will attempt to sell its inventory through Internet-based auctions and to existing clients. The Company believes significant discounts will need to be offered to sell certain components which were normally sold as part of complete digital imaging systems. Consequently, in the second quarter of 2001, the Company estimated fair values for Allin Digital's inventory components based on sales of similar components on Internet-based auctions. The estimated fair value of Allin Digital's inventory was less than the value recorded for the inventory. A loss due to impairment of approximately $272,000 was recorded in the second quarter of 2001 to adjust the recorded value of Allin Digital's inventory to the revised estimate of fair value. Due to the determination to discontinue its digital photography operations, the Company also estimated similar fair values for equipment utilized in certain photography concessionaire operations and determined which capitalized hardware, software and equipment would no longer be utilized. A loss due to impairment of approximately $55,000 was recorded related to these assets. The impairment losses were included in the losses from discontinued operations included in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2001.

8.   Discontinuation of Digital Imaging Operations

     During the second quarter of 2001, the Company determined that its digital imaging operations would be discontinued. The discontinuation is due to declines in revenue and gross profit realized during the first six months of 2001 as compared to the first six months of 2000 and due to the loss of key managerial and sales personnel in the second quarter. In the third quarter of 2000, the Company had determined that the gross profit as a percentage of revenue being realized through its digital imaging operations was not meeting the Company's objectives and consequently had refocused the digital imaging sales strategy on being a high value-added provider of digital imaging systems integration services. The Company believes that results during the first six months of 2001 indicate that there is currently not sufficient demand for high value-added integration services to assure future operations that would meet the Company's revenue and gross profit objectives. The Company also believes that the loss of key personnel in the second quarter of 2001 lessened the likelihood that such objectives could be realized. The Company has evaluated estimated fair values for its inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. A loss due to impairment of approximately $327,000 has been recorded related to these assets (See Note 7 - Impairment of Long-Lived Assets - for additional information). The Company has also recorded a provision of approximately $28,000 to increase its allowance for doubtful accounts receivable related to Allin Digital's operations. The results of Allin Digital's operations for all periods presented in the Company's Consolidated Statements of Operations and the impairment losses related to Allin Digital's assets have been reclassified to (Gain) loss from discontinued operations.

     Allin Digital will fulfill its remaining obligations to clients for technical support which extend through May 2002. Allin Digital will also support website hosting for clients utilizing its Portraits Online system until such time as an alternate service provider can be obtained. Allin Digital expects to continue to sell digital imaging equipment held in inventory until the inventory is exhausted. Revenue derived from these activities and associated cost of sales and operating expenses will be presented as a gain or loss from discontinued operations in future periods. The Company expects that all activities carried out by Allin Digital will be discontinued no later than June 30, 2002.

                    Report of Independent Public Accountants


To the Shareholders of Allin Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Pittsburgh, Pennsylvania,
July 24, 2001

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and six-month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as well as the information discussed herein under "Risk Factors". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

         In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, public market and trading issues, uncertainty as to the Company's future profitability, fluctuations in operating results, the Company's history of net losses and accumulated deficit, liquidity, and risks associated with general economic conditions, the Company's limited operating history under new marketing strategies and a new solution area structure, the decline in demand for technology consulting services, dependence on key personnel, competitive market conditions in the Company's existing and potential future lines of business, rapidly changing technology and risks inherent in development of new products and markets. See "Risk Factors" below.

Overview of Organization, Products & Markets

         Allin Corporation is an information technology consulting and systems integration provider that teams with businesses to provide technology-based solutions through three interrelated solution areas: Technology Infrastructure, E-Business and Interactive Media. The Company offers technology consulting, application development and interactive media systems integration services specializing in Windows 2000-based and Exchange 2000-based software from Microsoft Corporation ("Microsoft"). The Company's solution area-based organizational structure is designed to complement the customer-oriented focus of the Company's marketing strategy. The solution area structure is defined more by a customer's use of the services rather than technological disciplines. Solution area sales and operational personnel must understand a customer's business issues to provide a customized solution to their particular needs. The ability of customers to manage information has become a prerequisite for their success. A company's knowledge capital has become increasingly critical in allowing it to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet and interactive technology in the business arena is also fundamentally changing how businesses interact with customers and suppliers and fulfill customer needs. The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and will foster the growth of long-term customer relationships with ongoing service opportunities.

         The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of June 30, 2001, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida. The Company utilizes the trade-names Allin Consulting and Allin Interactive in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

         During the second quarter of 2001, the Company elected to discontinue the digital imaging operations of Allin Digital and expects to terminate such operations prior to June 30, 2002. Information for the three- and six-month periods ended June 30, 2000 has been restated to reflect the results of Allin Digital's operations as gains from discontinued operations. Information for the three- and six-month periods ended June 30, 2001 reflect the results of Allin Digital's operations as losses from discontinued operations.

         The Company changed its solution area structure as of the beginning of 2001 to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments reported as Solution Area Services prior to December 31, 2000. Information as of June 30, 2000 and for the three- and six-month period then ended has been restated to conform to the new solution area structure.

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

         The E-Business Solution Area provides solutions that enable organizations to evaluate and optimize business processes and extend corporate messages, products, services and processes. The impact of the Internet is moving businesses to seek seamless access of employees, customers and suppliers to business knowledge capital and transactional systems. E-Business delivers portal and business intelligence solutions that automate and streamline information creation, storage, sharing and retrieval. The E-Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets. E-Business solutions can also enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Solutions include extranet-based value chains and electronic commerce sites, data warehousing, work flow, and interfaces with, or custom development for, business operation transaction systems. These services provide tools to empower customer personnel with the business intelligence for fast and effective decision making. E-Business develops solutions based on Microsoft's Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs. E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server and .NET to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures. Using Microsoft technology such as SharePoint, Digital Dashboard, SQL Server and Exchange 2000, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format. E-Business also targets horizontal markets.

         The Interactive Media Solution Area focuses on the Company's expertise in digital media applications by providing interactive television solutions. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Interactive Media delivers E-commerce platforms featuring interactive television applications that management believes enable customers to improve service, and increase productivity and revenue. Interactive television operations are currently focused on two vertical markets, the cruise line segment of the travel and leisure market and the healthcare market. The majority of services are currently provided to the cruise line segment. Demand from cruise line customers has resulted in a significant increase in Interactive Media revenue in the first half of 2001 as compared to the first half of 2000. Committed services to cruise line customers also represent a majority of the Company's backlog as of June 30, 2001. Interactive Media applications help cruise line customers maintain a high level of customer service without increasing staff requirements. Interactive Media's healthcare industry applications enable customers to decrease costs and increase efficiency by reducing delivery time for administrative and educational services. Interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across the radio frequency distribution system to the end-user televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server enables customer co-development of applications. The solution is Internet accessible and supports highly-functional applications and high-end graphics and MPEG content. Applications developed for and utilized by customers include pay-per-view movies, shore excursion ticketing, in-cabin gaming, meal service ordering, on-demand viewing of information related to medical conditions and procedures, on-demand viewing of educational programs and distribution of activities and informational content.

         The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft. Both of the Company's Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. The Allin Consulting subsidiaries are also members of Microsoft's Infrastructure and Collaborative Solutions Portal Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. The Company's Northern California and Pittsburgh offices have also been designated as Microsoft Gold Certified Partners in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in complex business solutions. The Company intends to continue its specialization in Microsoft-based technology products.

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

         Allin Consulting-Pennsylvania has historically performed technology consulting services for certain legacy technologies, including IBM proprietary mainframe systems and Hogan IBA software applications, which are specialized products for the banking industry. Legacy technology consulting services include application development, data base development and administration, and data communications development for IBM proprietary technology and merger and acquisition conversions, software product implementation, systems modification and support for Hogan IBA software. While such operations will continue, the level of these services has declined significantly in 1999, 2000 and the first half of 2001. Management expects a continued decline in the level of legacy technology services performed over the remainder of 2001. Historically, virtually all of legacy technology consulting services have been delivered on a customer-managed basis. Legacy technology consulting services are overseen by executive management and support personnel in the Company's Pittsburgh office who have responsibility for all of the Pittsburgh-based solution area operations.

         Ancillary services and product sales are those revenue producing activities carried out by the Company that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. Ancillary services and product sales are conducted either because they represent continuation of operating activity that originated under an operating model that was subsequently abandoned or because they meet client requests for products and services recommended during the performance of solution area services. Ancillary services and product sales include the following types of activities:

  . The Company continues to derive revenue for transactional interactive services such as pay-per-view movies and video gaming from interactive television operations on two cruise ships. The Company expects this revenue stream to be discontinued prior to the end of 2001 upon Carnival Cruise Lines' ("Carnival") assumption of operations pursuant to their February 2001 purchase of these systems.
  . The Company's information system product sales historically have been primarily obtained in connection with engagements carried out by the Company's solution areas. The Company views being a source of information system products as a complementary service to solution area customers and as an aid in maintaining established relationships.
  . Other services include several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity. An example of this types of revenue is placement fees.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue

         The Company's total revenue for the three months ended June 30, 2001 was $4,097,000, a decrease of $315,000, or 7%, from total revenue of $4,412,000 for the three months ended June 30, 2000. Revenue from the Company's Technology Infrastructure, E-Business and Interactive Media Solution Areas increased by $1,077,000 from the second quarter of 2000 to the second quarter of 2001, offsetting most of a $1,368,000 decline in legacy technology consulting services revenue. Interactive Media consulting and systems integration revenue increased by $952,000 from the second quarter of 2000 to the second quarter of 2001.

         The Company's solution area revenue, after elimination of intercompany sales, was $3,845,000 for the three months ended June 30, 2001, including $806,000 for Technology Infrastructure, $640,000 for E-Business, $1,840,000 for Interactive Media and $559,000 for legacy technology consulting services. Comparable solution area revenue for the three months ended June 30, 2000 was $4,136,000 in total, including $664,000 for Technology Infrastructure, $657,000 for E-Business, $888,000 for Interactive Media and $1,927,000 for legacy technology consulting services.

         Technology Infrastructure revenue increased $142,000, or 21%, in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The primary reason for the increase in Technology Infrastructure revenue was significant growth in the Company's Pittsburgh-based operations from 1999 to late 2000. The rate of revenue growth has diminished considerably since the beginning of 2001, however, due to the negative impact of the current economic downturn on the demand for technology consulting services. There can be no assurance that the Company will realize revenue equal to or greater than current levels for its Technology Infrastructure Solution Area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations..

         The E-Business Solution Area recorded a revenue decrease of $17,000, or 3%, for the three months ended June 30, 2001 as compared with the three months ended June 30, 2000. Management attributes the decline in period-to-period E-Business revenue to a softening of demand for technology consulting services due to the uncertainty regarding the domestic economy. A number of customers or potential customers have postponed E-Business projects or delayed consideration of new projects due to the economic uncertainty. The Company plans to continue significant marketing efforts to attempt to generate additional sales for the E-Business Solution Area during the remainder of 2001. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its E-Business Solution Area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

         Interactive Media Solution Area revenue totaled $1,840,000 for the three months ended June 30, 2001, including $908,000 for interactive media consulting and $932,000 for interactive media systems integration. Comparable Interactive Media revenue for the three months ended June 30, 2000 was $888,000 in total, including $241,000 for interactive media consulting and $647,000 for interactive media systems integration. The increase in Interactive Media Solution Area revenue from the second quarter of 2000 to the second quarter of 2001 was 107%.

         Interactive Media consulting revenue increased $667,000, or 277%, for the three months ended June 30, 2001 as compared with the second quarter of the prior year. The increase in revenue was primarily attributable to substantial progress on applications development projects for interactive television systems to be installed on six Carnival ships in 2001 and 2002, applications development for an increased number of ship-based interactive television systems for other cruise line customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems. The Company's management believes there is potential for continued growth of interactive media consulting in the markets targeted by the Interactive Media Solution Area. There can be no assurance, however, that the Company's Interactive Media Solution Area will continue to realize consulting revenue equal to or greater than was realized in the second quarter of 2001 or that any increase realized will result in the desired improvement to the Company's financial condition or results of operations.

         Revenue for Interactive Media systems integration services increased by $285,000, or 44%, in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. During the second quarter of 2001, systems integration projects commenced for interactive televisions systems aboard the Carnival Triumph, Royal Caribbean Cruise Lines ("Royal Caribbean") Adventure of the Seas and Celebrity Cruises, Inc. ("Celebrity") Summit. Systems were also completed for the Royal Caribbean Radiance of the Seas and the Celebrity Infinity during the second quarter of 2001. In the second quarter of 2000, systems integration projects included portions of two-ship based and one healthcare-based interactive television system. The increase in the number of simultaneously active projects is the primary reason for the increase in revenue in the second quarter of 2001 as compared to the second quarter of 2000. Based on committed backlog from cruise industry customers, management expects Interactive Media systems integration revenue to increase from current levels during the second half of 2001. There can be no assurance, however, that projects expected to occur in 2001 will not be delayed or that revenue will be earned at the same or higher levels in 2002 or beyond. There can also be no assurance that systems integration projects to be carried out will result in the desired improvements to the Company's financial condition or results of operations.

         Revenue from legacy technology consulting services declined $1,368,000, or 71%, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. During 2001, the Company is placing significantly greater marketing emphasis on the Microsoft-based solutions-oriented services offered by the Technology Infrastructure, E-Business and Interactive Media Solution Areas. While the Company actively seeks renewal or extension of current legacy technology engagements, it is not aggressively seeking new customers for legacy technology services. Management also attributes the decline in demand for legacy technology consulting services to a general trend in technology away from mainframe systems toward a client/server environment. A significant portion of the Company's legacy technology consulting services is focused on mainframe systems. Management expects a continued decline in legacy technology consulting revenue over the remainder of 2001.

         The Company recognized revenue for ancillary services & product sales of $252,000 during the three months ended June 30, 2001, including $89,000 for interactive television transactional services, $21,000 for information system product sales and $142,000 for other services. Ancillary services & product sales revenue of $276,000 was recognized during the three months ended June 30, 2000, including $110,000 for interactive television transactional services, $111,000 for information system product sales and $55,000 for other services.

         Interactive television transactional services revenue decreased by $21,000, or 19%, in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. In February 2001, the Company sold the two Company owned and operated interactive television systems to Carnival. Transactional revenue will be discontinued as a revenue source to the Company after transfer of systems operation to Carnival, expected to occur prior to the end of 2001. Information system product sale revenue decreased by $90,000, or 81%, in the second quarter of 2001 as compared to the second quarter of 2000. Allin Network operated Erie Computer Company ("Erie Computer") during two months of the second quarter of 2000. Erie Computer's revenue base included a significant component of information system product sales. Erie Computer was sold in May 2000 eliminating this revenue stream for the second quarter of 2001. Revenue from other services increased by $87,000 from the second quarter of 2000 to the second quarter of 2001. The increase is attributable to significant placement fee revenue of $124,000 being recognized in April 2001 following collection of litigation settlement proceeds from a former customer who hired three of the Company's consultants during the client engagement. The Company's letter of engagement with the customer prohibited the customer's hiring of the Company's consultants and provided for placement fees as liquidated damages in such event.

Cost of Sales and Gross Profit

         The Company recognized cost of sales of $2,161,000 during the three months ended June 30, 2001 as compared to $2,773,000 during the three months ended June 30, 2000. The primary reason the decrease in cost of sales of $612,000 was the decline in legacy technology consulting services. Gross profit of $1,936,000 was recognized for the second quarter of 2001 as compared to $1,639,000 for the second quarter of 2000, an increase of $297,000, or 18%. The changing mix of the Company's services toward a greater proportion of higher-margin solutions-oriented consulting and systems integration services and a declining proportion of lower-margin legacy technology consulting services resulted in the 18% increase in gross profit despite a 7% decline in revenue in the second quarter of 2001 as compared to the second quarter of 2000. Gross profit as a percentage of revenue increased to 47% in the second quarter of 2001 from 37% in the second quarter of 2000. Management believes the improvement in gross profit percentage demonstrates the Company's success to date in developing higher-margin solutions-oriented business, although there can be no assurance that the Company will realize gross profit percentages in the future at or above current levels.

         The Company's solution areas recorded a total of $2,104,000 for cost of sales during the three months ended June 30, 2001, including $322,000 for Technology Infrastructure, $277,000 for E-Business, $1,081,000 for Interactive Media and $424,000 for legacy technology consulting services. Comparable cost of sales for the three months ended June 30, 2000 was $2,651,000 in total, including $263,000 for Technology Infrastructure, $324,000 for E-Business, $636,000 for Interactive Media and $1,428,000 for legacy technology consulting services. Gross profit for the Company's solution areas for the three months ended June 30, 2001 was $1,741,000, including $484,000 for Technology Infrastructure, $363,000 for E-Business, $759,000 for Interactive Media and $135,000 for legacy technology consulting services. Comparable gross profit for the three months ended June 30, 2000 was $1,485,000 in total, including $401,000 for Technology Infrastructure, $333,000 for E-Business, $252,000 for Interactive Media and $499,000 for legacy technology consulting services. The primary factor in the period-to-period increase in gross profit was the increase in the scope of Interactive Media services, although this was partially offset by a decline in the level of legacy technology consulting services from the first quarter of 2000 to the first quarter of 2001.

         Technology Infrastructure gross profit increased $83,000, or 21%, in the second quarter of 2001 as compared to the second quarter of 2000. The increase in gross profit was realized through growth in high margin solutions-oriented projects, particularly due to the increase in Technology Infrastructure services provided by the Company's Pittsburgh-based operations from the second quarter of 2000 to the second quarter of 2001. The increase in gross profit is consistent with the corresponding increase in Technology Infrastructure revenue.

         E-Business gross profit increased $30,000, or 9%, in the second quarter of 2001 as compared to the second quarter of 2000, despite a 3% decline in revenue. Gross profit as a percentage of revenue experienced a 6% period-to-period increase. The improvement in gross profit as a percentage of revenue resulted from increased average billing rates. Management believes that a softening of demand for technology consulting services due to the uncertainty regarding the domestic economy curtailed more substantial growth in E-Business gross profit in the second quarter of 2001 and that the economic uncertainty will continue to limit E-Business growth potential for at least the remainder of 2001.

         Cost of sales for the Interactive Media Solution Area was $1,081,000 in total for the three months ended June 30, 2001, including $378,000 for interactive media consulting and $703,000 for interactive media systems integration. Interactive Media cost of sales for the three months ended June 30, 2000 was $636,000 in total, including $98,000 for interactive media consulting and $538,000 for interactive media systems integration. Interactive Media Solution Area gross profit was $759,000 for the three months ended June 30, 2001, including $530,000 for interactive media consulting and $229,000 for interactive media systems integration. Interactive Media gross profit was $252,000 for the three months ended June 30, 2000, including $143,000 for interactive media consulting and $109,000 for interactive media systems integration. The increases in consulting cost of sales and gross profit resulted from a substantially higher level of applications development services for cruise industry customers in the second quarter of 2001 as compared to the second quarter of 2000. The increases in systems integration cost of sales and gross profit resulted from an increase in the number of active system installation projects in the second quarter of 2001 as compared to the second quarter of 2000.

         Cost of sales for the Company's legacy technology consulting services was $424,000 for the three months ended June 30, 2001 as compared to $1,428,000 for the three months ended June 30, 2000. Gross profit realized on legacy technology consulting services declined from $499,000 in the second quarter of 2000 to $135,000 in the second quarter of 2001. The declines in legacy technology consulting cost of sales and gross profit are consistent with the period-to-period decline in revenue. Management attributes the declines to industry trends away from mainframe computer systems and the Company's shift in marketing focus since early 1999 to developing higher-margin solutions-oriented business.

         Cost of sales for the Company's ancillary services and product sales was $57,000 for the three months ended June 30, 2001, including $27,000 for pay-per-view movies associated with interactive television transactional revenue, $23,000 for information system product sales and $7,000 for other services. Cost of sales for ancillary services and product sales was $122,000 for the three months ended June 30, 2000, including $36,000 for pay-per-view movies, $98,000 for information system product sales and $(12,000) for other services. Gross profit on ancillary services and product sales was $195,000 for the second quarter of 2001, including $62,000 for interactive television transactional revenue, a $2,000 loss for information system product sales and $135,000 for other services. Gross profit for ancillary services and product sales was $154,000 for the second quarter of 2000, including $74,000 for interactive television transactional services, $13,000 for information system product sales and $67,000 for other services. The largest factor in the period-to-period increase in gross profit of $41,000 was the inclusion of significant placement fee revenue of $124,000 recognized in April 2001 following collection of litigation settlement proceeds from a former customer who hired three of the Company's consultants during the client engagement. Interactive television transactional services are expected to cease as a source of gross profit prior to the end of 2001 upon transfer of systems operation on two ships to Carnival.

Selling, General & Administrative Expenses

         The Company recorded $13,147,000 in selling, general & administrative expenses during the three months ended June 30, 2001 as compared to $2,725,000 during the three months ended June 30, 2000, an increase of $10,422,000. The increase is attributable to substantial losses totaling $10,748,000 recorded in the second quarter of 2001 for impairment of certain assets, including goodwill associated with the acquisitions of Allin Consulting-

Pennsylvania and Allin Consulting-California and inventory maintained by Allin Interactive. See Note 7 - Impairment of Assets - in the Notes to Consolidated Financial Statements included in Item 1 -Financial Statements above for additional information concerning the impairment losses.

         Late in the first quarter and during the second quarter of 2001, management moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as corporate marketing and financial personnel. The Interactive Media Solution Area, however, began to augment its consulting staff in the first quarter of 2001 in order to have an appropriately sized and trained staff to handle the expected substantial increase in project activity resulting from its addition of in excess of $12,000,000 of committed backlog for consulting and systems integration services in the first quarter of 2001. The scope of Interactive Media project activity increased substantially in the second quarter of 2001 and is expected to continue to do so during the remainder of 2001. The Company's staff reductions have resulted in cost savings in excess of the additional personnel cost for Interactive Media.

         During the three months ended June 30, 2001, a severance accrual of approximately $44,000 was recorded to increase a liability for severance costs originally recorded in March 2001 associated with the termination of services of a managerial executive associated with the Company's Technology Infrastructure and E-Business Solution Areas. The Company's severance obligation is of variable duration up to six months depending upon the executive's ability to obtain replacement employment. The Company's original accrual had been based on an estimate of the most likely duration of the severance period. The original accrual has been exceeded, requiring an additional accrual in the second quarter. There was no similar severance accrual during the second quarter of 2000.

         There were two unusual items impacting selling, general & administrative expenses in the three months ended June 30, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $67,000 was recorded on the sale of assets related to Allin Network's Erie Computer operations.

         Depreciation and amortization were $503,000 for the three months ended June 30, 2001 as compared to $529,000 for the three months ended June 30, 2000. The slight decrease is due to the discontinuation of depreciation on two ship-based interactive television systems upon their sale to Carnival in February 2001. Depreciation expense was recorded for these systems in the second quarter of 2000.

Loss from Continuing Operations

         The Company recorded a loss from continuing operations of $11,248,000 during the three months ended June 30, 2001, as compared to a loss from continuing operations of $1,130,000 during the three months ended June 30, 2000. The increase in loss from continuing operations is attributable to impairment losses of $10,748,000 recognized in the second quarter of 2001. See Note 7 - Impairment of Assets - in the Notes to Consolidated Financial Statements included in Item 1 -Financial Statements above for additional information concerning the impairment losses. Excluding the impairment losses, the loss from continuing operations would have reflected a period-to-period reduction of $630,000 due to improvements in gross profit from an increased scope of solutions-oriented consulting and systems integration projects and a reduction in other selling, general & administrative expenses.

(Gain) Loss from Discontinued Operations

         During the three months ended June 30, 2001, the Company recorded a loss of $473,000 from its discontinued digital imaging operations as compared to a gain of $71,000 during the three months ended June 30, 2000. The loss recognized in the second quarter of 2001 included an impairment loss of approximately $327,000 related to Allin Digital's inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. The fair value estimated for the inventory was significantly reduced since the Company will no longer be utilizing the equipment as components of completely configured and installed digital imaging systems. Allin Digital also recorded a provision of approximately $28,000 to increase its allowance for doubtful accounts. The remainder of the increased loss was due to declines in systems integration projects and product sales in the second quarter of 2001 as compared to the second quarter of 2000.

Net Loss

         The Company's net loss for the three months ended June 30, 2001 was $11,721,000 as compared to $1,059,000 for the three months ended June 30, 2000. The most significant factor in the decrease in profitability was the inclusion of $10,748,000 of impairment losses for continuing operations in the second quarter of 2001, as discussed above.

Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue

         The Company's total revenue for the six months ended June 30, 2001 was $8,901,000, a decrease of $1,512,000, or 15%, from total revenue of $10,413,000 for the six months ended June 30, 2000. Revenue from the Company's Technology Infrastructure, E-Business and Interactive Media Solution Areas increased by $1,389,000 from the first half of 2000 to the first half of 2001, partially offsetting a decline in legacy technology consulting services revenue of $2,659,000. Interactive Media consulting and systems integration services posted the most significant revenue gains, an aggregate increase of $1,302,000 from the first half of 2000 to the first half of 2001.

         The Company's solution area revenue, after elimination of intercompany sales, was $8,428,000 for the six months ended June 30, 2001, including $1,742,000 for Technology Infrastructure, $1,201,000 for E-Business, $4,155,000 for Interactive Media and $1,330,000 for legacy technology consulting services. Comparable solution area revenue for the six months ended June 30, 2000 was $9,698,000 in total, including $1,582,000 for Technology Infrastructure, $1,274,000 for E-Business, $2,853,000 for Interactive Media and $3,989,000 for legacy technology consulting services.

         Technology Infrastructure revenue increased $160,000, or 10%, in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The primary reason for the increase in Technology Infrastructure revenue was significant growth in the Company's Pittsburgh-based operations from 1999 to late 2000. The rate of revenue growth has diminished considerably since the beginning of 2001, however, due to the negative impact of the current economic downturn on the demand for technology consulting services. There can be no assurance that the Company will realize revenue equal to or greater than current levels for its Technology Infrastructure Solution Area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

         The E-Business Solution Area recorded a revenue decrease of $73,000, or 6%, for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000. Management attributes the decline in period-to-period E-Business revenue to a softening of demand for technology consulting services due to the uncertainty regarding the domestic economy. A number of customers or potential customers have postponed E-Business projects or delayed consideration of new projects due to the economic uncertainty.

         Interactive Media Solution Area revenue totaled $4,155,000 for the six months ended June 30, 2001, including $1,695,000 for interactive media consulting and $2,460,000 for interactive media systems integration. Comparable Interactive Media revenue for the six months ended June 30, 2000 was $2,853,000 in total, including $503,000 for interactive media consulting and $2,350,000 for interactive media systems integration. The increase in Interactive Media Solution Area revenue from the first half of 2000 to the first half of 2001 was 46%.

         Interactive Media consulting revenue increased $1,192,000, or 237%, for the six months ended June 30, 2001 as compared with the first half of the prior year. The increase in revenue was primarily attributable to the commencement of applications development projects for interactive television systems to be installed on six Carnival ships in 2001 and 2002, applications development for an increased number of ship-based interactive television systems for other cruise line customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems.

         Revenue for Interactive Media systems integration services increased by $110,000, or 5%, in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Interactive Media systems integration revenue for the first half of 2000 included approximately $980,000 related to the 1999 sale of four interactive television systems to Celebrity. The interactive television systems had been installed on Celebrity ships from 1995 to 1997 when Allin Interactive was following an owner-operator model for interactive television operations. Revenue from the system sales was recognized over the minimum period of an associated maintenance obligation, which ended March 17, 2000. The Celebrity ship system sales were unusual transactions in terms of the magnitude of revenue associated with concurrent system sales. Revenue from the installation of new interactive television systems was significantly greater in the first half of 2001 as compared to the first half of 2000, thereby replacing most of the non-recurring Celebrity ship system sale revenue. As of June 30, 2001, systems integration services were being provided concurrently on three new ship-based systems, the largest number of simultaneously active projects of this magnitude undertaken by Interactive Media.

         Revenue from legacy technology consulting services declined $2,659,000, or 67%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Management attributes the decline in demand for legacy technology consulting services to a general trend in technology away from mainframe systems toward a client/server environment and the Company placing significantly greater marketing emphasis on the Microsoft-based solutions-oriented services offered by the Technology Infrastructure, E-Business and Interactive Media Solution Areas. Management expects a continued decline in legacy technology consulting revenue over the remainder of 2001.

         The Company recognized revenue for ancillary services & product sales of $473,000 during the six months ended June 30, 2001, including $184,000 for interactive television transactional services, $104,000 for information system product sales and $185,000 for other services. Ancillary services & product sales revenue of $715,000 was recognized during the six months ended June 30, 2000, including $258,000 for interactive television transactional services, $369,000 for information system product sales and $88,000 for other services.

         Interactive television transactional services revenue decreased by $74,000 in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Transactional revenue will be discontinued as a revenue source to the Company after transfer of systems operation on two ships to Carnival, which is expected to occur prior to the end of 2001. Information system product sale revenue decreased by $265,000, or 72%, in the first half of 2001 as compared to the first half of 2000. Allin Network operated Erie Computer during four months of the first half of 2000. Erie Computer's revenue base included a significant component of information system product sales. Erie Computer was sold in May 2000 eliminating this revenue stream for the first half of 2001. Revenue from other services increased by $97,000 from the first half of 2000 to the first half of 2001. The increase is attributable to significant placement fee revenue of $124,000 being recognized in April 2001 following collection of litigation settlement proceeds, as discussed previously.

Cost of Sales and Gross Profit

         The Company recognized cost of sales of $4,745,000 during the six months ended June 30, 2001 as compared to $6,095,000 during the six months ended June 30, 2000. The primary reason the decrease in cost of sales of $1,350,000 was the decline in legacy technology consulting services. Gross profit of $4,156,000 was recognized for the first half of 2001 as compared to $4,318,000 for the first half of 2000, a decline of $162,000, or 4%. The changing mix of the Company's services toward a greater proportion of higher-margin solutions-oriented consulting and systems integration services and a declining proportion of lower-margin legacy technology consulting services resulted in only a 4% decline in gross profit despite a 15% decline in revenue in the first half of 2001 as compared to the first half of 2000. Gross profit as a percentage of revenue increased to 47% in the first half of 2001 from 41% in the first half of 2000. Management believes the improvement in gross profit percentage demonstrates the Company's success to date in developing higher-margin solutions-oriented business, although there can be no assurance that the Company will realize gross profit percentages in the future at or above current levels.

         The Company's solution areas recorded a total of $4,604,000 for cost of sales during the six months ended June 30, 2001, including $680,000 for Technology Infrastructure, $543,000 for E-Business, $2,394,000 for Interactive Media and $987,000 for legacy technology consulting services. Comparable cost of sales for the six months ended June 30, 2000 was $5,733,000 in total, including $702,000 for Technology Infrastructure, $632,000 for E-Business, $1,476,000 for Interactive Media and $2,923,000 for legacy technology consulting services. Gross profit for the Company's solution areas for the six months ended June 30, 2001 was $3,824,000, including $1,062,000 for Technology Infrastructure, $658,000 for E-Business, $1,761,000 for Interactive Media and $343,000 for legacy technology consulting services. Comparable gross profit for the six months ended June 30, 2000 was $3,965,000 in total, including $880,000 for Technology Infrastructure, $642,000 for E-Business, $1,377,000 for Interactive Media and $1,066,000 for legacy technology consulting services. The decline in gross profit of $141,000 from the first half of 2000 to the first half of 2001 was attributable to the decline in the level of legacy technology consulting services provided, although the majority of this decline was offset by period-to-period increases in gross profit for the Interactive Media and Technology Infrastructure Solution Areas.

         Technology Infrastructure gross profit increased $182,000, or 21%, in the first half of 2001 as compared to the first half of 2000. The increase in gross profit was realized through growth in high margin solutions-oriented projects, particularly due to the increase in Technology Infrastructure services provided by the Company's Pittsburgh-based operations from the first half of 2000 to the first half of 2001. The increase in gross profit is consistent with the corresponding increase in Technology Infrastructure revenue. Gross profit as a percentage of revenue also increased by 5% from the first half of 2000 to the first half of 2001 due to increased average billing rates.

         E-Business gross profit increased $16,000, or 2%, in the first half of 2001 as compared to the first half of 2000, despite a 6% decline in revenue. Gross profit as a percentage of revenue experienced a 4% period-to-period increase. The improvement in gross profit as a percentage of revenue resulted from increased average billing rates. Management believes that a softening of demand for technology consulting services due to the uncertainty regarding the domestic economy curtailed more substantial growth in E-Business gross profit in the first half of 2001 and that the economic uncertainty will continue to limit E-Business growth potential for at least the remainder of 2001.

         Cost of sales for the Interactive Media Solution Area was $2,394,000 in total for the six months ended June 30, 2001, including $614,000 for interactive media consulting and $1,780,000 for interactive media systems integration. Interactive Media cost of sales for the six months ended June 30, 2000 was $1,476,000 in total, including $199,000 for interactive media consulting and $1,277,000 for interactive media systems integration. Interactive Media Solution Area gross profit was $1,761,000 for the six months ended June 30, 2001, including $1,081,000 for interactive media consulting and $680,000 for interactive media systems integration. Interactive Media gross profit was $1,377,000 for the six months ended June 30, 2000 including $304,000 for interactive media consulting and $1,073,000 for interactive media systems integration. The increases in consulting cost of sales and gross profit resulted from a substantially higher level of applications development services for cruise industry customers in the first half of 2001 as compared to the first half of 2000. The increase in systems integration cost of sales and decrease in gross profit resulted from the inclusion of portion of the gross profit associated with the sale of four Celebrity ship interactive television systems in the first half of 2000. Substantial portions of the equipment cost associated with these systems had been depreciated at the time of sale to Celebrity, resulting in the recording of unusually low cost of sales and unusually high gross profit on the system sales.

         Cost of sales for the Company's legacy technology consulting services was $987,000 for the six months ended June 30, 2001 as compared to $2,923,000 for the six months ended June 30, 2000. Gross profit realized on legacy technology consulting services declined from $1,066,000 in the first half of 2000 to $343,000 in the first half of 2001. The declines in legacy technology consulting cost of sales and gross profit are consistent with the period-to-period decline in revenue. Management attributes the declines to both industry trends away from mainframe computer systems and the Company's shift in marketing focus since early 1999 to developing higher-margin solutions-oriented business.

         Cost of sales for the Company's ancillary services and product sales was $141,000 for the six months ended June 30, 2001, including $64,000 for pay-per-view movies associated with interactive television transactional revenue, $71,000 for information system product sales and $6,000 for other services. Cost of sales for ancillary services and product sales was $362,000 for the six months ended June 30, 2000, including $83,000 for pay-per-view movies, $269,000 for information system product sales and $10,000 for other services. Gross profit on ancillary services and product sales was $332,000 for the first half of 2001, including $120,000 for interactive television transactional revenue, $33,000 for information system product sales and $179,000 for other services.

Gross profit for ancillary services and product sales was $353,000 for the first half of 2000, including $175,000 for interactive television transactional services, $100,000 for information system product sales and $78,000 for other services. The largest factor in the period-to-period decline in gross profit of $21,000 was the inclusion of four months of operating activity during the first half of 2000 for Erie Computer, which included a significant component of information system product sales.

Selling, General & Administrative Expenses

         The Company recorded $16,209,000 in selling, general & administrative expenses during the six months ended June 30, 2001 as compared to $5,338,000 during the six months ended June 30, 2000, an increase of $10,871,000. The increase is attributable to substantial losses totaling $10,748,000 recorded in the second quarter of 2001 for impairment of certain assets, including goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory maintained by Allin Interactive. See Note 7
- Impairment of Assets - in the Notes to Consolidated Financial Statements included in Item 1 -Financial Statements above for additional information concerning the impairment losses.

         The Company added managerial, marketing and delivery personnel during 2000 and early 2001 to continue the Company's transition toward a solutions-oriented project focus throughout its solution areas. This was particularly pronounced in the Interactive Media Solution Area in the first half of 2001 as it began to augment its consulting staff in order to have an appropriately sized and trained staff to handle the expected substantial increase in project activity resulting from its addition of in excess of $12,000,000 of committed backlog for consulting and systems integration services in the first quarter of 2001. The scope of Interactive Media project activity increased substantially in the second quarter of 2001 and is expected to continue to do so during the remainder of 2001. Through the third quarter of 2000, the Company had been able to offset most of the cost associated with its investment in solution area managerial, marketing and delivery personnel with overhead cost reductions associated with legacy technology consulting services. However, most of the potential for these cost reductions had been realized by September 2000. Consequently, late in the first quarter and during the second quarter of 2001, management moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as corporate marketing and financial personnel. Management expects that the level of selling, general & administrative expenses incurred in the second half of 2001 will be lower than the level of expenses incurred in the second half of 2000, although there can be no assurance that any expense reductions achieved will be able to be maintained in 2002 or beyond.

         During the six months ended June 30, 2001, severance accruals of approximately $118,000 were recorded as a result of the termination of services of two managerial personnel associated with the Company's Technology Infrastructure and E-Business Solution Area services. During the six months ended June 30, 2000, a severance accrual of approximately $70,000 was recorded due to the Company's termination of services of two managerial personnel associated with the Company's legacy technology consulting services.

         There were two unusual items impacting selling, general & administrative expenses in the six months ended June 30, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $67,000 was recorded on the sale of assets related to Allin Network's Erie Computer operations.

         Depreciation and amortization were $1,017,000 for the six months ended June 30, 2001 as compared to $1,034,000 for the six months ended June 30, 2000.

Loss from Continuing Operations

         The Company recorded a loss from continuing operations of $12,138,000 for the six months ended June 30, 2001, as compared to a loss from continuing operations of $1,129,000 for the six months ended June 30, 2000. The increase in loss from continuing operations is primarily attributable to impairment losses of $10,748,000 recognized in the second quarter of 2001, as discussed above.

(Gain) Loss from Discontinued Operations

         During the six months ended June 30, 2001, the Company recorded a loss of $581,000 from its discontinued digital imaging operations as compared to a gain of $89,000 during the six months ended June 30, 2000. The loss recognized in the first half of 2001 included an impairment loss of approximately $327,000 related to Allin Digital's inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment, as discussed above. Allin Digital also recorded a provision of approximately $28,000 to increase its allowance for doubtful accounts as of June 30, 2001. The remainder of the increased loss was due to declines in systems integration projects and product sales in the first half of 2001 as compared to the first half of 2000.

Net Loss

         The Company's net loss for the six months ended June 30, 2001 was $12,719,000 as compared to $1,040,000 for the six months ended June 30, 2000. The most significant factor in the decrease in profitability was the inclusion of $10,748,000 of impairment losses for continuing operations in the second quarter of 2001. See Note 7 - Impairment of Assets - in the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements above for additional information concerning the impairment losses.

Liquidity and Capital Resources

         At June 30, 2001 the Company had cash and liquid cash equivalents of $760,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2000 was a decrease of $1,570,000, which resulted primarily from repayment of a portion of the outstanding balance on the Company's line of credit, cash used by the Company's operations and payment of dividends on preferred stock.

         The Company recognized a net loss for the six months ended June 30, 2001 of $12,719,000. The Company recorded significant non-cash losses of $11,076,000 due to impairment or abandonment of assets and non-cash expenses of $1,050,000 for depreciation and amortization of software development costs and other intangible assets, resulting in a net cash use of $593,000 related to the income statement. Working capital adjustments resulted in net cash provided of $381,000. Among the working capital adjustments resulting in cash provided were an increase in billings in excess of costs and estimated gross margins of $1,747,000 and decreases in accounts receivable and inventory of $548,000 and $349,000, respectively. These were substantially offset by working capital adjustments using cash, including decreases in accounts payable and accrued liabilities of $1,623,000 and $453,000, respectively, and an increase in unbilled receivables of $296,000. The net result of the income statement activity and working capital adjustments was a net cash use of $212,000 related to operating activities.

         Investing activities resulted in a net cash use of $120,000 for the six months ended June 30, 2001 due primarily to capital expenditures of $62,000 for build-out costs, furniture and equipment related to the expansion of the Company's Ft. Lauderdale office and the periodic upgrading of the Company's computer hardware, software and communications equipment, and a cash payment of $60,000 as a portion of additional purchase consideration pursuant to the January 2001 settlement of litigation related to the Company's 1998 acquisition of MEGAbase.

         Financing activities resulted in a net cash use of $1,238,000 during the six months ended June 30, 2001, due primarily to a net repayment on the Company's line of credit of $1,090,000 and payments for preferred stock dividends of $147,000.

         The Company's common stock has been quoted on the OTC Bulletin Board since May 9, 2001. The Company's common stock was previously listed on The Nasdaq Stock Market's ("Nasdaq") National Market from the Company's initial public offering of its common stock in November 1996 until the common stock was delisted from the National Market as of the opening of business on May 9, 2001. The Company was unable to maintain compliance with Nasdaq's criteria for continued designation of the common stock as a National Market security. At the time of the delisting, the common stock was not eligible for listing on Nasdaq's SmallCap Market. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease.

         On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in 1999 and 2000. The expiration date of the S&T Loan Agreement is September 30, 2001. The Company and S&T Bank are currently in negotiations concerning renewal of the S&T Loan Agreement beyond the current expiration date. The Company believes that renewal on terms similar to those currently in place is likely. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty-five percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $3,427,000. The outstanding balance as of June 30, 2001 was $1,065,000. There was no outstanding balance under the S&T Loan Agreement as of August 3, 2001. The Company utilized accounts receivable collected in July 2001 to repay the line of credit balance outstanding as of June 30, 2001. However, this has also substantially reduced the maximum borrowing available under the S&T Loan Agreement.As of August 3, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $1,437,000.

         Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. To date during 2001, the applicable interest rate has ranged from 7.75% to 10.50%. The interest rate in effect at June 30, 2001 and August 3, 2001 was 7.75%. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $13,000 in interest expense related to this revolving credit loan for the three months ended June 30, 2001. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

         The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, F and G preferred shares. The annual renewal of the S&T Loan Agreement for the twelve months ending September 30, 2001 extended the covenant concerning dividends to the Company's Series G Convertible Redeemable Preferred Stock, if issued upon approval by the holders of a majority of the Company's common shares. Such approval and issuance of the Series G preferred stock occurred in December 2000. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow covenant requirement for the final three fiscal quarters of 2000 and the first quarter of 2001, which covenant the Company would not have otherwise met. For the second quarter of 2001, S&T Bank also agreed to exclude from the cash flow calculation certain non-cash losses due to impairment of assets and increases in allowance for doubtful accounts receivable recorded by the Company for the fiscal quarter ended June 30, 2001. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2001 after this exclusion of the non-cash losses. The Company was in compliance with all other covenants as of June 30, 2001 and is also currently in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

         As of June 30, 2001, the Company had outstanding $2,500,000 in liquidation preference of Series C Redeemable Preferred Stock. There is no mandatory redemption date for the Series C preferred stock. There are no sinking fund provisions applicable to the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,179,000 as of June 30, 2001 and approximately $1,214,000 as of August 13, 2001. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

         As of June 30, 2001, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 2001 and approximately $6,000 as of August 13, 2001.

         As of June 30, 2001, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock and no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2004, the outstanding shares of Series F preferred stock will be convertible into a total of 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly on the 15/th/ of the first month of each calendar quarter subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of June 30, 2001 and approximately $49,000 as of August 13, 2001.

         As of June 30, 2001, the Company had outstanding 150 shares of the Company's Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock, although the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of eight percent of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends will be payable quarterly in arrears on the first day of each calendar quarter. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of June 30, 2001 and approximately $15,000 as of August 13, 2001.

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

         The Company has an outstanding amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly on the 15th of the first month of each calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of June 30, 2001 and approximately $66,000 as of August 13, 2001.

         Capital expenditures during the six months ended June 30, 2001 were approximately $62,000 and included build-out costs, furniture and equipment for expansion of the Company's Ft. Lauderdale office and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Capital expenditures of approximately $100,000 are forecast for the remainder of 2001, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology and completion of the Ft. Lauderdale office expansion. Business conditions and management's plans may change during the remainder of 2001, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

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

         Public Market and Trading Issues. Following the Company's initial public offering in November 1996, a public market for the Company's common stock did develop. However, trading of the common stock has been sporadic and the trading volume has generally been low. Since the delisting of the Company's common stock from Nasdaq's National Market, trading volume has been further reduced. Even a small trading volume on a particular day or over a few days may affect the market price of the common stock. The market price of the common stock could also be subject to fluctuations in response to variations in results of operations, changes in earnings estimates by securities analysts, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of the common stock.

         General Economic Conditions. A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending further assessment of the expected magnitude and duration of the domestic economic downturn. Management attributes the shortfalls in Technology Infrastructure and E-Business revenue growth from the Company's original expectations for 2001 to the general uncertainty in the domestic economy beginning late in 2000. Management believes the economic uncertainty will likely negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the remainder of 2001. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond 2001, which would negatively impact the Company's results of operations and financial condition.

         Limited Operating History Under New Marketing Strategies and Solution Area Structure. The Company fundamentally changed the marketing strategies for its technology consulting operations in early 1999 to emphasize a customer-oriented marketing approach and the delivery of services oriented around solution areas meeting customer needs for technology-based solutions. Additionally, in early 2001 the Company reorganized its solution area structure, consolidating the Microsoft-focused solutions-oriented operations, previously falling under Knowledge Management and Business Operations Solution Areas, with the operations of the E-Business Solution

Area. The Company is seeking to develop additional solutions-oriented business for all of its solution areas. While the Company obtained revenue growth in 2000 and the first half of 2001 from certain of its solution areas, there can be no assurance that the Company will be successful at growing solutions-oriented revenue in any of its solution areas in the future or that any growth obtained will offset or exceed the expected declines in legacy technology consulting revenue. There can also be no assurance that any growth achieved for solutions-oriented projects will result in the desired improvements to gross profit. Because the Company has only a limited history of operations with the current solution area structure and marketing strategies, there can be no assurance that the Company will succeed under these strategies, or that it will obtain financial returns sufficient to justify its investment in the markets in which it participates.

         Decline in Legacy Technology Consulting Services. The Company has experienced a substantial decline in demand for legacy technology consulting services related to mainframe systems and specialized Hogan IBA software products for the banking industry. Revenue and gross profit derived from these services have declined steadily during 1999, 2000 and the first half of 2001 and are expected to continue to do so over the remainder of 2001. The decline is attributable to both industry trends and the Company's marketing focus on solutions-oriented services. Legacy technology consulting services were formerly a significant source of cash flow to the Company. There can be no assurance that the Company will be successful in developing a sufficient level of solutions-oriented consulting services to offset the declines in revenue and gross profit from legacy technology consulting services.

         Discontinuation of Digital Imaging Operations. During the second quarter of 2001, the Company determined to discontinue the digital imaging systems integration operations previously carried out by the Interactive Media Solution Area and the ancillary sales of digital imaging products. The Company had implemented changes to the marketing strategy for digital imaging systems integration services in the third quarter of 2000 to more closely focus on high value-added integration projects in order to more closely meet the Company's gross profit percentage objectives. While the projects undertaken thereafter generally resulted in a higher gross margin percentage, the market for high value-added systems integration services was smaller with the result that aggregate digital imaging systems integration revenue and gross profit were reduced from previous levels. The decline in results from operations and the loss of key managerial and sales personnel in the second quarter of 2001 led to the determination to discontinue operations. The Company recognized impairment losses related to Allin Digital's inventory, certain assets related to photography concessionaire operations, and certain capitalized assets and recorded an additional provision to increase Allin Digital's allowance for doubtful accounts receivable in the second quarter of 2001. The Company is currently attempting to sell these assets and to collect remaining accounts receivable from its digital imaging operations. If the Company is unable to sell the remaining inventory or other assets at the estimates of fair value presently recorded or if the Company is unable to collect accounts receivable exceeding the presently recorded allowance for doubtful accounts, the Company's future profitability will be adversely impacted.

         Need for Management of Growth. The Company's strategy will require its management to conduct operations, evaluate potential acquisitions and respond to changes in technology and the market. There can be no assurance, however, that the Company will be successful in identifying or acquiring other businesses, or that any business that may be acquired will result in the desired improvements to financial results. There can also be no assurance that the Company would be able to successfully integrate any business acquired with the other businesses of the Company. The Company is marketing interactive media services nationally and intends to undertake installations throughout the United States and abroad, if obtained. If the Company's management is unable to manage growth, if any, effectively, its business, financial condition and results of operations will be materially adversely affected.

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

         Competitive Market Conditions. The technology consulting industry is fragmented with a large number of smaller-sized participants due to historical growth of the overall market for services and low capital barriers to entry.

There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities will require continuing education and training of the Company's technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company's customers. The Company's competitors may have resources to develop training and industry monitoring programs that are superior to the Company's. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The market for interactive media systems integration services is new and rapidly evolving. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.

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

         Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2000 and the first half of 2001. As of June 30, 2001, the Company had a retained deficit of $46,099,000. The Company anticipates that it will continue to incur net losses at least through a portion of the remainder of 2001, and there can be no assurance that it will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

         Liquidity Risk. The Company's cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company's operating entities will not result in working capital shortages which may adversely impact the Company's operations. The liquidity risk is mitigated somewhat by the Company's current revolving credit facility, which permits borrowings for short term working capital needs. The Company's revolving credit facility expires September 30, 2001. Failure of the Company to renew its existing credit facility beyond September 30, 2001 or replace it with another facility with similar terms may adversely impact the Company's operations in the future.

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

         Risks Inherent in Development of New Products. The Company recently developed software interfaces and modifications for end-user operating components from On Command Corporation to be utilized in interactive system installations, which the Company believes result in fundamental improvements to the functionality of the end-user system components. The Company also intends to conduct research and development activities in other areas to improve its products and systems or to extend their availability to additional types of communication networks. There can be no assurance, however, that such projects will result in improved functionality of the Company's interactive systems or will result in additional revenue or improved profitability for the Company. It is also possible that the Company will experience delays or setbacks in the areas in which it operates. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company's products and applications.

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

Effect of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the goodwill impairment provisions of SFAS No. 142 that become effective January 1, 2002 will have on its operations and financial position. Goodwill amortization of approximately $69,000 per quarter will no longer be recorded effective January 1, 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

         The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 1.  Legal Proceedings

         In June 2000, Allin Consulting-California filed a Complaint for Breach of Contract against Exodus Communications, Inc. ("Exodus") in the Superior Court of California, County of Santa Clara. The complaint sought damages due to Exodus' recruitment and hiring of three of Allin Consulting-California's technology consultants in violation of the non-solicitation terms of the respective agreements for services between Allin Consulting-California and Exodus. In March 2001, Allin Consulting-California and Exodus reached a settlement of the matter. Pursuant to this settlement, in April 2001, the Complaint for Breach of Contract was dismissed and Allin Consulting-California received the settlement proceeds.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Stockholders of the Company was held on Thursday, May 10 2001.

     (b)   Not applicable.

     (c) The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

              (1) Election of Directors for one year terms to hold office until the next annual meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:


                                        Nominee            Votes         Votes         Votes          Votes
                                                            For         Against     Abstaining      Withheld
                                 Richard W. Talarico       6,599,183         0              0         23,000
                                 Brian K. Blair            6,608,083         0              0         14,100
                                 Anthony L. Bucci          6,608,583         0              0         13,600
                                 William C. Kavan          6,608,083         0              0         14,100
                                 James S. Kelly, Jr.       6,607,983         0              0         14,200
                                 Anthony C. Vickers        6,607,983         0              0         14,200


              (2) Ratification of the Board of Directors' selection of Arthur Andersen LLP to serve as the independent public accountants to examine the financial statements of the Company and its subsidiaries for the year ending December 31, 2001. Votes cast were 6,609,163 for ratification, 12,100 against ratification, and 920 abstaining.

               There were a total of 6,967,339 shares of the Company's common stock and 150 shares of the Company's Series G preferred stock (having voting rights equivalent to a total of 794,250 shares of common stock) eligible to vote at the Annual Meeting.

     (d)   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

Exhibit
Number                      Description of Exhibit
-------                     ----------------------

11                Computation of Earnings per Share.



      (b)   Reports on Form 8-K.

            No report on Form 8-K was filed by the Company during the quarter ended June 30, 2001.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALLIN CORPORATION
                                  (Registrant)

Date: August 13, 2001             By:  /s/   Richard W. Talarico
                                       --------------------------
                                       Richard W. Talarico
                                       Chairman and Chief Executive Officer


Date: August 13, 2001             By:  /s/   Dean C. Praskach
                                       ----------------------
                                       Dean C. Praskach
                                       Chief Financial Officer and Chief
                                       Accounting Officer

Allin Corporation
Form 10-Q
June 30, 2001
Exhibit Index



Exhibit
Number                   Description of Exhibit
-------                  ----------------------


11                Computation of Earnings per Share