Form 10-Q
period 2001-09-30
ALLIN CORP
filed 2001-11-13
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

      (Mark One)

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:  September 30, 2001

                                      OR

      (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

                       (X)    Yes           (_)    No

              Shares Outstanding of the Registrant's Common Stock

                            As of November 6, 2001

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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                 December 31,           September 30,
                                                                                     2000                   2001
                                                                                 ------------           -------------
ASSETS

Current assets:
         Cash and cash equivalents                                               $      2,330           $       1,470
         Accounts receivable, net of allowance for
                 doubtful accounts of $116 and $157                                     4,730                   3,884
         Unbilled receivable                                                               42                     462
         Note receivable                                                                   14                     ---
         Inventory                                                                        991                     134
         Prepaid expenses                                                                 274                     161
         Assets held for sale                                                              90                      19
         Costs and estimated gross margins in
                 excess of billings                                                       722                     ---
                                                                                 ------------           -------------
                 Total current assets                                                   9,193                   6,130

Property and equipment, at cost:
Leasehold improvements                                                                    465                     471
Furniture and equipment                                                                 3,089                   2,964
On-board equipment                                                                        951                     ---
                                                                                 ------------           -------------
                                                                                        4,505                   3,435
Less--accumulated depreciation                                                         (3,394)                 (2,808)
                                                                                 ------------           -------------
                                                                                        1,111                     627

Note receivable from employee                                                               3                     ---
Software development costs, net of accumulated
         amortization of $907 and $912                                                      6                     ---
Goodwill, net of accumulated amortization of
         $2,829 and $3,433                                                             11,932                     781
Other assets, net of accumulated amortization of
         $664 and $852                                                                  2,037                   1,849
                                                                                 ------------           -------------

Total assets                                                                     $     24,282           $       9,387
                                                                                 ============           =============


The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                              December 31,             September 30,
                                                                                  2000                      2001
                                                                              ------------             -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of notes payable                                     $         2              $          ---
         Bank lines of credit                                                       2,155                         ---
         Accounts payable                                                           2,783                       1,963
         Accrued liabilities:
                 Compensation and payroll taxes                                       426                         302
                 Dividends on preferred stock                                       1,124                       1,370
                 Other                                                                757                         334
         Billings in excess of costs and
                 estimated gross margins                                              ---                       1,403
         Deferred revenue                                                              47                          36
         Income taxes payable                                                           1                         ---
                                                                              -----------              --------------
                 Total current liabilities                                          7,295                       5,408

Non-current portion of notes payable                                                1,000                       1,000
Commitments and contingencies

Shareholders' equity:
         Preferred stock, par value $.01 per share, authorized
                 100,000 shares:
                 Series C redeemable preferred stock, designated,
                        issued and outstanding 25,000 shares                        2,500                       2,500
                 Series D convertible redeemable preferred stock,
                        designated, issued and outstanding
                        2,750 shares                                                2,152                       2,152
                 Series F convertible redeemable preferred stock,
                        designated, issued and outstanding
                        1,000 shares                                                1,000                       1,000
                 Series G convertible redeemable preferred stock,
                        designated, issued and outstanding
                        150 shares                                                  1,015                       1,025
         Common stock, par value $.01 per share - authorized
                 20,000,000 shares, issued 6,953,114 and
                 6,967,339 shares                                                      70                          70
         Additional paid-in-capital                                                41,642                      41,171
         Warrants                                                                   1,017                       1,017
         Treasury stock at cost, 8,167 common shares                                  (27)                        (27)
         Retained deficit                                                         (33,382)                    (45,929)
                                                                              -----------              --------------
Total shareholders' equity                                                         15,987                       2,979
                                                                              -----------              --------------

Total liabilities and shareholders' equity                                    $    24,282              $        9,387
                                                                              ===========              ==============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                            Three Months     Three Months      Nine Months       Nine Months
                                                               Ended            Ended            Ended             Ended
                                                           September 30,     September 30,    September 30,     September 30,
                                                                2000             2001             2000              2001
                                                           -------------     -------------    -------------     -------------
Revenue:
         Solution area consulting services                 $       1,700     $       2,091     $     5,013      $       6,730
         Solution area integration services                          979             1,714           3,329              4,174
         Legacy technology consulting services                     1,564               304           5,602              1,633
         Ancillary services                                          102               126             447                495
         Ancillary product sales                                      36                80             403                184
                                                           -------------     -------------     -----------      -------------

                 Total revenue                                     4,381             4,315          14,794             13,216

Cost of sales                                                      2,650             2,359           8,745              7,105
                                                           -------------     -------------     -----------      -------------

Gross profit                                                       1,731             1,956           6,049              6,111

Selling, general & administrative                                  2,686             1,681           8,021             17,890
                                                           -------------     -------------     -----------      -------------

(Loss) income from operations                                       (955)              275          (1,972)           (11,779)

Interest expense, net                                                 49                19             158                104
                                                           -------------     -------------     -----------      -------------

(Loss) income from continuing operations                          (1,004)              256          (2,130)           (11,883)

Loss from discontinued operations                                    216                85             130                665
                                                           -------------     -------------     -----------      -------------

Net (loss) income                                                 (1,220)              171          (2,260)           (12,548)

Accretion and dividends on preferred stock                           142               167             449                491
                                                           -------------     -------------     -----------      -------------

Net (loss) income attributable to common shareholders      $      (1,362)    $           4     $    (2,709)      $    (13,039)
                                                           =============     =============     ===========      =============

(Loss) earnings per common share from continuing
         operations attributable to common
         shareholders - basic and diluted                  $       (0.18)    $        0.01     $     (0.42)      $      (1.78)
                                                           =============     =============     ===========       ============

Loss per common share from discontinued
         operations - basic and diluted                    $       (0.03)    $       (0.01)    $     (0.02)      $      (0.09)
                                                           =============     =============     ===========       ============

Net loss per common share attributable to common
         shareholders - basic and diluted                  $       (0.21)     $          -     $     (0.44)      $      (1.87)
                                                           =============      ============     ===========       ============

Weighted average shares outstanding - basic and diluted        6,512,765         6,967,339       6,176,651          6,966,036
                                                           -------------      ------------     -----------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

     See tab " 4 periods"

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                 Nine Months                    Nine Months
                                                                                    Ended                          Ended
                                                                                September 30,                  September 30,
                                                                                    2000                           2001
                                                                            ----------------------         ----------------------
Cash flows from operating activities:
         Net loss                                                                         ( 2,260)                      ( 12,548)
         Adjustments to reconcile net loss to net cash flows
            from operating activities:
                 Depreciation and amortization                                              1,607                          1,333
                 Loss from impairment of assets                                          ---                              11,059
                 (Gain) loss from abandonment or sale of assets                              ( 72)                            24
                 Cost of fixed assets sold                                                    237                       ---
         Changes in certain assets and liabilities:
                 Accounts receivable                                                          901                            847
                 Unbilled receivable                                                     ---                               ( 420)
                 Inventory                                                                  ( 324)                           458
                 Prepaid expenses                                                             153                            112
                 Assets held for sale                                                       ( 109)                            39
                 Other assets                                                                  19                             17
                 Accounts payable                                                             607                          ( 820)
                 Accrued liabilities                                                        ( 338)                         ( 545)
                 Billings in excess of costs and
                        estimated gross margins                                             ( 415)                         2,125
                 Income taxes payable                                                    ---                                  (1)
                 Deferred revenues                                                          ( 923)                          ( 11)
                                                                            ----------------------         ----------------------
            Net cash flows from operating activities                                        ( 917)                         1,669
                                                                            ----------------------         ----------------------

Cash flows from investing activities:
         Proceeds from sale of assets                                                         185                              2
         Additional purchase consideration for
                 acquisition of subsidiary                                               ---                                ( 60)
         Capital expenditures                                                               ( 379)                          ( 78)
                                                                            ----------------------         ----------------------
            Net cash flows from investing activities                                        ( 194)                         ( 136)
                                                                            ----------------------         ----------------------

Cash flows from financing activities:
         Net (repayment) borrowing on lines of credit                                         915                        ( 2,155)
         Payment of dividends on preferred stock                                            ( 247)                         ( 236)
         Repayment of capital lease obligations                                               ( 2)                           ( 2)
                                                                            ----------------------         ----------------------
            Net cash flows from financing activities                                          666                        ( 2,393)
                                                                            ----------------------         ----------------------

Net change in cash and cash equivalents                                                     ( 445)                         ( 860)
Cash and cash equivalents, beginning of period                                              1,888                          2,330
                                                                            ----------------------         ----------------------
Cash and cash equivalents, end of period                                                    1,443                          1,470
                                                                            ======================         ======================

The accompanying notes are an integral part of these consolidated financial statements.

                      Allin Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


1.   Basis of Presentation

     The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 2000 and 2001 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1999 and 2000, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

     Discontinued Operations

     During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. ("Allin Digital"). Allin Digital's activities represented all of the Company's revenue and gross profit previously reported for two segments, Digital Imaging Systems Integration and Digital Imaging Product Sales, as well as a portion of the revenue and gross profit previously reported for the segment Other Services. Accordingly, the results of operations for Allin Digital for the periods presented in the Company's Consolidated Statements of Operations have been reclassified to loss from discontinued operations, which is presented after income or loss from continuing operations. Also, the information related to the Company's revenue and gross profit included in Note 5 - Industry Segment Information has been reclassified for the periods presented to exclude the discontinued operations.

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

     Allin Interactive Corporation's ("Allin Interactive") recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, Allin Interactive recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Interactive television transactional revenue and any associated cost of sales are recognized as the services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in "Solution area integration services", consulting revenue is included in "Solution area consulting services", interactive television transactional revenue is included in "Ancillary services" and product sales are included in "Ancillary product sales."

     Allin Network Products, Inc. ("Allin Network") recognizes revenue and associated cost from the sale of products at the time the products are shipped. Allin Network also performs computer network monitoring and consulting services for fixed monthly fees. Revenue is recognized when the period of service for the fixed monthly fee elapses and associated cost of sales is recognized as services are performed. Revenue from product sales is included in "Ancillary product sales" and revenue from monitoring and consulting services is included in "Solution area consulting services" on the accompanying Consolidated Statements of Operations.

     Allin Interactive and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped. Associated shipping costs are recorded as cost of sales.

     Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company's outstanding stock options, warrants and the Company's Series D, F and G convertible redeemable preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS for the periods in which the Company recognized a net loss attributable to common shareholders, as their effect would be anti-dilutive. For the three months ended September 30, 2001, the Company recognized net income attributable to common shareholders. However, none of the Company's outstanding stock options and warrants have been included in the calculation of diluted EPS since their respective exercise prices were in excess of the market price of the common stock as of the beginning of the period. The convertible preferred stock was not included in the calculation of diluted EPS since the effect would be anti-dilutive under the "if-converted" method. The additional options and warrants to purchase shares that would have been considered in the calculation of diluted EPS, if their effect was not anti-dilutive, were 5,874 and 35,881 for the three- and nine-month periods ended September 30, 2000. No additional options or warrants to purchase shares would have been considered in the calculation of diluted EPS for the nine-month period ended September 30, 2001, if the effect was not anti-dilutive. As of September 30, 2000 and 2001, respectively, 759,830 and 797,650 options to purchase common shares were outstanding for which the option exercise prices exceeded the average market price of the common shares for the three-month periods then ended. As of September 30, 2000 and 2001, respectively, 738,580 and 797,650 options to purchase common shares were outstanding for which the option exercise prices exceeded the average market price of the common shares for the nine-month periods then ended.

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

  Impairment of Long-Lived Assets

  The Company follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS No. 121"). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset, would be compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow is required. During the second quarter of 2001, the Company recorded impairment losses of approximately $11,053,000 associated with goodwill recorded upon acquisition of technology consulting businesses and inventory related to Allin Digital's and Allin Interactive's operations. Additional losses of approximately $6,000 were recorded in the third quarter of 2001 for adjustments of the previously recognized impairment losses.

  Financial Instruments

  As of September 30, 2001, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

  Supplemental Disclosure Of Cash Flow Information

  There were no cash payments for income taxes during either of the three-month periods ended September 30, 2000 and 2001. Cash payments for interest were approximately $54,000 and $22,000 during the three months ended September 30, 2000 and 2001, respectively. Cash payments for dividends were approximately $88,000 and $89,000 during the three months ended September 30, 2000 and 2001, respectively. Dividends on preferred stock of approximately $128,000 and $150,000 were accrued but unpaid during the three-month periods ended September 30, 2000 and 2001, respectively.

  Cash payments for income taxes were approximately $7,000 and $3,000 during the nine months ended September 30, 2000 and 2001, respectively. Cash payments for interest were approximately $497,000 and $113,000 during the nine months ended September 30, 2000 and 2001, respectively. Cash payments for dividends were approximately $247,000 and $236,000 during the nine months ended September 30, 2000 and 2001, respectively. Dividends on preferred stock of approximately $259,000 and $291,000 were accrued but unpaid during the nine months ended September 30, 2000 and 2001, respectively.

2. Preferred Stock

   The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. All then outstanding shares of Series A and B preferred stock were exchanged for like numbers of shares of Series C and D preferred stock, respectively, on May 31, 1999. All then outstanding shares of Series E preferred stock were converted to the Company's common stock on August 13, 2000. The Company will not issue any additional shares of Series A, B or E preferred stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. As of September 30, 2001, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively.

3. Equity Transactions

   During the three months ended September 30, 2001, vested options to purchase 3,000 shares and non-vested options to purchase 26,000 shares of common stock previously awarded under the Company's 2000 Stock Plan were forfeited under the terms of the Plan or under the terms of certain employment agreements. Options granted under the 2000 Stock Plan to purchase 112,000 shares of common stock remain outstanding as of September 30, 2001.

   During the three months ended September 30, 2001, vested options to purchase 33,080 shares and non-vested options to purchase 57,040 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan or under the terms of certain employment agreements. Options granted under the 1998 Stock Plan to purchase 251,100 shares of common stock remain outstanding as of September 30, 2001.

   During the three months ended September 30, 2001, non-vested options to purchase 40,000 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of a certain employment agreement. Options granted under the 1997 Stock Plan to purchase 224,250 shares of common stock remain outstanding as of September 30, 2001.

   During the three months ended September 30, 2001, vested options to purchase 3,500 shares and non-vested options to purchase 8,000 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of certain employment agreements. Options granted under the 1996 Stock Plan to purchase 210,300 shares of common stock remain outstanding as of September 30, 2001.

4. Revolving Credit Loan

   On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for three annual periods. The current expiration date of the revolving credit loan is September 30, 2002. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or eighty percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2001, maximum borrowing availability under the revolving credit loan was approximately $2,850,000. There was no outstanding balance as of September 30, 2001. Loans made under the revolving credit loan bear interest at the bank's prime interest rate plus one percent. As of September 30, 2001, the rate of interest on the revolving credit loan was 7.00%.

     The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2001 and was also in compliance with all other covenants as of September 30, 2001.

5.   Industry Segment Information

     Basis for Determining Segments

     The Company follows Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") as the basis for determining its segments. SFAS No. 131 introduced a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. Segments to be reported will fall under two groups, Solution Area Services and Ancillary Services & Product Sales. The Company's operations and management's evaluations are primarily oriented around three solution areas meeting customer needs for Microsoft-based technology services: Technology Infrastructure, E-Business and Interactive Media. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. Beginning in 2001, the Company changed its solution area structure to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments reported as Solution Area Services prior to December 31, 2000. Segment information as of September 30, 2000 and for the three- and nine-month periods then ended has been restated to conform to the new solution area structure.

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

     Revenue

     Information on revenue derived from external customers is as follows:

                                                                           Revenue from External Customers
                                                                           -------------------------------

                                                      Three Months      Three Months       Nine Months           Nine Months
                                                          Ended             Ended             Ended                 Ended
                                                      September 30,      September 30,     September 30,         September 30,
(Dollars in thousands)                                    2000               2001              2000                  2001
                                                 -----------------------------------------------------------------------------
Solution Area Services:
    Technology Infrastructure Consulting                     $  949            $  511           $ 2,531               $ 2,252
    E-Business Consulting                                       453               721             1,680                 1,922
    Interactive Media Consulting                                298               859               802                 2,556
    Interactive Media Systems Integration                       979             1,714             3,329                 4,174
    Legacy Technology Consulting                              1,564               304             5,602                 1,633
                                                 ----------------------------------------------------------------------------
Total Solution Area Services                                 $4,243            $4,109           $13,944               $12,537

Ancillary Services & Product Sales:
    Interactive Television Transactional Services            $   88            $   78           $   346               $   262
    Information System Product Sales                             36                80               403                   184
    Other Services                                               14                48               101                   233
                                                 ----------------------------------------------------------------------------
Total Ancillary Services & Product Sales                     $  138            $  206           $   850               $   679
                                                 ----------------------------------------------------------------------------

Consolidated Revenue from External Customers                 $4,381            $4,315           $14,794               $13,216
                                                 ============================================================================

     Certain of the Company's segments have also performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

                                                                           Revenue from Related Entities
                                                                           -----------------------------

                                                    Three Months         Three Months       Nine Months       Nine Months
                                                        Ended                Ended             Ended             Ended
                                                    September 30,        September 30,      September 30,     September 30,
(Dollars in thousands)                                   2000                 2001              2000              2001
                                                 ---------------------------------------------------------------------------
Solution Area Services                                 $      35           $        ---      $        178      $          1
Ancillary Services & Product Sales                             3                     10               106                44
                                                 ---------------------------------------------------------------------------

Total Revenue from Related Entities in Other
Segments                                               $      38           $         10      $        284      $         45
                                                 ===========================================================================

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

                                                                              Gross Profit
                                                                              ------------

                                                    Three Months      Three Months      Nine Months       Nine Months
                                                        Ended            Ended             Ended              Ended
                                                    September 30,     September 30,      September 30,    September 30,
(Dollars in thousands)                                  2000              2001               2000              2001
                                                 ----------------------------------------------------------------------
Solution Area Services:
    Technology Infrastructure Consulting                   $  599          $  301             $1,479           $1,363
    E-Business Consulting                                     139             416                781            1,074
    Interactive Media Consulting                              200             497                504            1,578
    Interactive Media Systems Integration                     255             514              1,328            1,194
    Legacy Technology Consulting                              463              78              1,529              421
                                                 --------------------------------------------------------------------
Total Solution Area Services                               $1,656          $1,806             $5,621           $5,630

Ancillary Services & Product Sales:
    Interactive Television Transactional Services          $   59          $   52             $  234           $  173
    Information System Product Sales                            5              32                105               64
    Other Services                                             11              66                 89              244
                                                 --------------------------------------------------------------------
Total Ancillary Services & Product Sales                   $   75          $  150             $  428           $  481

                                                 --------------------------------------------------------------------

Consolidated Gross Profit                                  $1,731          $1,956             $6,049           $6,111
                                                 ====================================================================

     Assets

     Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                                            Total Assets
 As of September 30                                                            2000             2001
                                                                     ----------------------------------
Solution Area Services:
    Technology Infrastructure Consulting                                       $ 6,343           $1,674
    E-Business Consulting                                                          875            1,018
    Interactive Media Consulting                                                   231            1,037
    Interactive Media Systems Integration                                          920            2,129
    Legacy Technology Consulting                                                10,069            1,760
                                                                     ----------------------------------
Total Solution Area Services                                                   $18,438           $7,618

Ancillary Services & Product Sales:
    Interactive Television Transactional Services                              $   284           $  155
    Information System Product Sales                                                76              102
    Other Services                                                                 111               70
                                                                     ----------------------------------
Total Ancillary Services & Product Sales                                       $   471           $  327

Corporate                                                                        1,168            1,133
Discontinued Operations - Digital Imaging                                        1,600              309
                                                                     ----------------------------------

Consolidated Total Assets                                                      $21,677           $9,387
                                                                     ==================================

                   Report of Independent Public Accountants


To the Shareholders of Allin Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of September 30, 2001, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
October 23, 2001

Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and nine-month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as well as the information discussed herein under "Risk Factors". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "expects," "anticipates," "believes," "will" and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, public market and trading issues, uncertainty as to the Company's future profitability, fluctuations in operating results, the Company's history of net losses and accumulated deficit, liquidity, and risks associated with general economic conditions, world events,, the decline in demand for legacy technology consulting services, the Company's discontinuation of digital imaging operations, dependence on key personnel, competitive market conditions in the Company's existing and potential future lines of business, rapidly changing technology and risks of technological obsolescence. See "Risk Factors" below.

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

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of September 30, 2001, the organizational legal structure consists of Allin Corporation, five wholly owned operating subsidiaries and one wholly owned non-operating subsidiary. The operating subsidiaries are Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), Allin Interactive Corporation ("Allin Interactive"), Allin Digital Imaging Corp. ("Allin Digital Imaging") and Allin Network Products, Inc. ("Allin Network"). Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. Allin Consulting-California and Allin Network are California corporations, Allin Consulting-Pennsylvania is a Pennsylvania corporation and Allin Interactive, Allin Digital and Allin Holdings are Delaware corporations. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California and Ft.

Lauderdale, Florida. The Company utilizes the trade names Allin Consulting and Allin Interactive in its operations. All trade and brand names included in this Report on Form 10-Q are the property of their respective owners.

     During the second quarter of 2001, the Company elected to discontinue the digital imaging operations of Allin Digital and expects to terminate such operations prior to June 30, 2002. Information for the three- and nine-month periods ended September 30, 2000 has been restated to reflect the results of Allin Digital's operations as losses from discontinued operations. Information for the three- and nine-month periods ended September 30, 2001 reflect the results of Allin Digital's operations as losses from discontinued operations.

     The Company changed its solution area structure as of the beginning of 2001 to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies. The management of legacy technology consulting services was performed by the Business Operations Solutions Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to the Company's management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments reported as Solution Area Services prior to December 31, 2000. Information as of September 30, 2000 and for the three-and nine-month periods then ended has been restated to conform to the new solution area structure.

     The Technology Infrastructure Solution Area provides solutions focused on customers' network and application architecture, messaging systems and security systems. Technology infrastructure is the foundation upon which technology applications are built. Network and application architecture deals with network design, local and remote access, Internet connectivity and the design and implementation of a network operating system including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Effective messaging systems are collaboration tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Security solutions provide combinations of firewalls, virus protection and intrusion detection to protect Web servers, e-mail servers and other network components. The Technology Infrastructure Solution Area designs and implements enterprise-quality systems intended to maximize network availability and efficiency, and to enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation and evaluation of customer operating systems and database platforms, messaging systems and information system security solutions. The Technology Infrastructure Solution Area services maintain a focus on Microsoft BackOffice technology including Windows 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000 and SharePoint and utilize the Research in Motion Blackberry products for wireless communication. The Company believes that Technology Infrastructure enables its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption. Technology Infrastructure targets horizontal markets, meaning businesses across a broad spectrum of industries. The goal of the Technology Infrastructure Solution Area is to develop and implement solutions solving business problems, thereby bringing tangible benefits to customers.

     The E-Business Solution Area provides solutions that enable organizations to evaluate and optimize business processes, streamline workflow and extend corporate messages, products, services and processes. The impact of the Internet is moving businesses to seek seamless access of employees, customers and suppliers to business knowledge capital and transactional systems. E-Business delivers business intelligence and information management portal solutions that automate and streamline information creation, storage, sharing and retrieval. The E-Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets. E-Business solutions can also enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Solutions include extranet-based value chains and electronic commerce sites, data warehousing, work flow, and interfaces with, or custom development for, business operation transaction systems. These services provide tools to empower customer personnel with the business intelligence for fast and effective decision making. E-Business develops solutions based on Microsoft's Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs. E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server and .NET to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures. Using Microsoft technology such as SharePoint, Digital Dashboard, SQL Server and Exchange 2000, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format. E-Business also targets horizontal markets.


     The Interactive Media Solution Area focuses on the Company's expertise in digital media applications by providing interactive television solutions. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Interactive Media delivers interactive television applications that management believes enable customers to improve service, and increase productivity and revenue. Interactive television operations are currently focused on two vertical markets, the cruise line segment of the travel and leisure market and the healthcare market. The majority of services are currently provided to the cruise line segment. Interactive Media applications help cruise line customers maintain a high level of customer service without increasing staff requirements. Demand from cruise line customers has resulted in a significant increase in Interactive Media revenue in the first nine months of 2001 as compared to the first nine months of 2000. Committed services for cruise line customers also represent a majority of the Company's backlog as of September 30, 2001. The level of Interactive Media services provided for cruise industry customers is subject to significant uncertainty, however, as cruise line passenger levels and revenue have declined since September 2001 following the recent incidents of terrorism in the United States. Interactive Media's healthcare industry applications enable customers to decrease costs and increase efficiency by reducing delivery time for administrative and educational services. Interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across a radio frequency distribution system to the end-user televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server enables customer co-development of applications. The solution is Internet accessible and supports highly-functional applications and high-end graphics and MPEG content. Applications developed for, and utilized by, customers include pay-per-view movies, shore excursion ticketing, in-cabin gaming, meal service ordering, on-demand viewing of information related to medical conditions and procedures, on-demand viewing of educational programs and distribution of activities and informational content.

     The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these is the operating relationship with Microsoft. Both of the Company's Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. The Allin Consulting subsidiaries operating in the Northern California and Pittsburgh offices have also been designated as Microsoft Gold Certified Partners in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in complex business solutions. The Allin Consulting subsidiaries are also members of Microsoft's Infrastructure and Collaborative Solutions Portal Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. The Company was also recently named to the Microsoft Project Partner Program, certifying the Company's qualifications to develop and deploy effective project management solutions. The Company intends to continue its specialization in Microsoft-based technology products. The Company has also established operating relationships with other leading technology providers to enable the development of versatile solutions meeting customers' unique business needs. These technology providers include NetIQ, Softmart, Research in Motion, DataReturn, EMC, Cisco and CommVault Systems.

     The Company was a recipient of Pittsburgh Technology 50 awards in 1998, 1999, 2000 and 2001. The award recognizes the highest three-year revenue growth rates among technology-based businesses in the Pittsburgh region.

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

     Management views services delivered through the Allin-managed or co-managed methods as being solutions-oriented services because the Company is fully or partially responsible for development and implementation of technology-based solutions to customers' business problems. Services delivered under the Allin-managed or co-managed methods are viewed as the most consistent with the Company's overall marketing strategy and business objectives. References in this report to solutions-oriented services mean services delivered through the Allin-managed or co-managed methods. Currently, the majority of the services of the Technology Infrastructure, E-Business and Interactive Media Solution Areas are solutions-oriented services because they are delivered through the Allin-managed or co-managed methods. The Company's long-term marketing strategy will seek development of additional solutions-oriented business in all solutions areas.

     Allin Consulting-Pennsylvania has historically performed technology consulting services for certain legacy technologies, including application development, data base development and administration, and data communications development for IBM proprietary technology. While such operations will continue, the level of these services declined significantly in 1999, 2000 and the first nine months of 2001. Management expects a continued decline in the level of legacy technology services performed over the remainder of 2001 and during 2002. Historically, virtually all of legacy technology consulting services have been delivered on a customer-managed basis. Legacy technology consulting services are overseen by executive management and support personnel in the Company's Pittsburgh office who have responsibility for all of the Pittsburgh-based solution area operations. From 1998 to the third quarter of 2001, Allin Consulting-Pennsylvania also provided legacy technology consulting services related to Hogan IBA software applications, which are specialized products for the banking industry. Allin Consulting-Pennsylvania is not currently providing services of this type and does not expect to do so in the future.

     Ancillary services and product sales are those revenue producing activities carried out by the Company that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. Ancillary services and product sales are conducted either because they represent continuation of operating activity that originated under an operating model that was subsequently abandoned or because they meet client requests for products and services recommended during the performance of solution area services.
Ancillary services and product sales include the following types of activities:

  . The Company continues to derive revenue for transactional interactive services such as pay-per-view movies and video gaming from interactive television operations on two cruise ships. The Company expects this revenue stream to be discontinued in the near future upon Carnival Cruise Lines' ("Carnival") assumption of operations pursuant to their February 2001 purchase of these systems.
  . The Company's information system product sales historically have been primarily obtained in connection with engagements carried out by the Company's solution areas. The Company views being a source of information system products as a complementary service to solution area customers and as an aid in maintaining established relationships.
  . Other services include several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity. Examples of this type of revenue are placement fees and residual income related to contracts sold to third parties.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue

     The Company's total revenue for the three months ended September 30, 2001 was $4,315,000, a decrease of $66,000, or 2%, from total revenue of $4,381,000 for the three months ended September 30, 2000. Revenue from the Company's Interactive Media Solution Area increased by $1,296,000 from the third quarter of 2000 to the third quarter of 2001, offsetting a $1,260,000 decline in legacy technology consulting services revenue.

     The Company's solution area revenue, after elimination of intercompany sales, was $4,109,000 for the three months ended September 30, 2001, including $511,000 for Technology Infrastructure, $721,000 for E-Business, $2,573,000 for Interactive Media and $304,000 for legacy technology consulting services. Comparable solution area revenue for the three months ended September 30, 2000 was $4,243,000 in total, including $949,000 for Technology Infrastructure, $453,000 for E-Business, $1,277,000 for Interactive Media and $1,564,000 for legacy technology consulting services.

     Technology Infrastructure revenue decreased $438,000, or 46%, in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services due to the downturn in the domestic economy since late 2000. Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment. Such solutions are less likely to be considered during periods of economic downturn due to constraints on business expenditures. The Company plans to continue significant marketing efforts to attempt to generate additional sales for the Technology Infrastructure Solution Area during the remainder of 2001 and during 2002. There can be no assurance, however, that the Company will realize revenue equal to or greater than current levels for its Technology Infrastructure Solution Area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

     The E-Business Solution Area recorded a revenue increase of $268,000, or 59%, for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000. The increase is primarily attributable to several large E-Business projects carried out in the third quarter of 2001 for one customer of the Company's Northern California operations. There can be no assurance, however, that the customer will continue to award projects of similar size in the future, that the Company will realize revenue equal to or greater than current levels for its E-Business Solution Area in the future or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

     Interactive Media Solution Area revenue totaled $2,573,000 for the three months ended September 30, 2001, including $859,000 for interactive media consulting and $1,714,000 for interactive media systems integration. Comparable Interactive Media revenue for the three months ended September 30, 2000 was $1,277,000 in total, including $298,000 for interactive media consulting and $979,000 for interactive media systems integration. The increase in Interactive Media Solution Area revenue from the third quarter of 2000 to the third quarter of 2001 was 101%. A substantial majority of the Interactive Media Solution Area's consulting and systems integration services have historically been provided to customers in the cruise industry. The level of Interactive Media services provided for cruise lines, however, is subject to significant uncertainty as cruise line passenger levels and revenue have declined since September 2001 following the recent incidents of terrorism in the United States. Accordingly, there can be no assurance that the Company's Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the third quarter of 2001 or that any increases realized will result in the desired improvement to the Company's financial condition or results of operations.

     Interactive Media consulting revenue increased $561,000, or 188%, for the three months ended September 30, 2001 as compared with the third quarter of the prior year. The increase in revenue was primarily attributable to substantial progress on applications development projects for interactive television systems to be installed on six Carnival ships in 2001 and 2002 and consulting, maintenance and trouble-shooting services for a larger number of ship-based interactive television systems in 2001.

     Revenue for Interactive Media systems integration services increased by $735,000, or 75%, in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. During the third quarter of 2001, systems integration projects commenced for interactive televisions systems aboard the Carnival Victory and Pride, and the Celebrity Cruises, Inc. ("Celebrity") Constellation. Integration services also continued on three ships begun earlier in 2001. In the third quarter of 2000, systems integration projects included portions of two-ship based systems. The increase in the number of simultaneously active projects is the primary reason for the increase in revenue in the third quarter of 2001 as compared to the third quarter of 2000. Committed backlog from cruise industry customers is expected to result in Interactive Media systems integration revenue continuing in the fourth quarter of 2001 and through 2002 at levels in excess of that typically experienced prior to the third quarter of 2001. There can be no assurance, however, that projects expected to occur will not be delayed or that revenue will be earned at the same or higher levels in 2002 or beyond. There can also be no assurance that systems integration projects to be carried out will result in the desired improvements to the Company's financial condition or results of operations.

     Revenue from legacy technology consulting services declined $1,260,000, or 81%, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. During 2001, the Company is placing significantly greater marketing emphasis on the Microsoft-based solutions-oriented services offered by the Technology Infrastructure, E-Business and Interactive Media Solution Areas. While the Company actively seeks renewal or extension of current legacy technology engagements, it is not aggressively seeking new customers for legacy technology services. Management also attributes the decline in demand for legacy technology consulting services to a general trend in technology away from mainframe systems toward a client/server environment. The Company's legacy technology consulting services are primarily focused on mainframe systems. The Company completed the last of its legacy technology consulting engagements focused on specialized Hogan IBA software systems for the banking industry during the third quarter of 2001. Management does not expect to undertake Hogan IBA systems-related engagements in the future. Management expects a continued decline in legacy technology consulting revenue over the remainder of 2001 and during 2002.

     The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $206,000 during the three months ended September 30, 2001, including $78,000 for interactive television transactional services, $80,000 for information system product sales and $48,000 for other services. Ancillary services & product sales revenue of $138,000 was recognized during the three months ended September 30, 2000, including $88,000 for interactive television transactional services, $36,000 for information system product sales and $14,000 for other services.

     Interactive television transactional services revenue decreased by $10,000, or 11%, in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. In February 2001, the Company sold the two Company-owned and operated interactive television systems yielding transactional revenue to Carnival. Transactional revenue will be discontinued as a revenue source to the Company after transfer of systems operation to Carnival, expected to occur in the near future. Information system product sale revenue increased by $44,000, or 122%, in the third quarter of 2001 as compared to the third quarter of 2000, due to several large orders for supplemental equipment for interactive television systems. Revenue from other services increased by $34,000 from the third quarter of 2000 to the third quarter of 2001. The increase is attributable to residual income recorded in 2001 related to the sale of certain contracts for network monitoring services. This was not available as a revenue source in the third quarter of 2000 as the contracts were not sold until the fourth quarter of 2000.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $2,359,000 during the three months ended September 30, 2001 as compared to $2,650,000 during the three months ended September 30, 2000. The primary reason for the decrease in cost of sales of $291,000 was the decline in legacy technology consulting services. Gross profit of $1,956,000 was recognized for the third quarter of 2001 as compared to $1,731,000 for the third quarter of 2000, an increase of $225,000, or 13%. The changing mix of the Company's services toward a greater proportion of higher-margin solutions-oriented consulting and systems integration services and a declining proportion of lower-margin legacy technology consulting services resulted in the 13% increase in gross profit despite a 2% decline in revenue in the third quarter of 2001 as compared to the third quarter of 2000. Gross profit as a percentage of revenue increased to 45% in the third quarter of 2001 from 40% in the third quarter of 2000. Management believes the improvement in gross profit percentage demonstrates the Company's success to date in developing higher-margin solutions-oriented business, although there can be no assurance that the Company will realize gross profit percentages in the future at or above current levels.

     The Company's solution areas recorded a total of $2,303,000 for cost of sales during the three months ended September 30, 2001, including $210,000 for Technology Infrastructure, $305,000 for E-Business, $1,562,000 for Interactive Media and $226,000 for legacy technology consulting services. Comparable cost of sales for the three months ended September 30, 2000 was $2,587,000 in total, including $350,000 for Technology Infrastructure, $314,000 for E-Business, $822,000 for Interactive Media and $1,101,000 for legacy technology consulting services. Gross profit for the Company's solution areas for the three months ended September 30, 2001 was $1,806,000, including $301,000 for Technology Infrastructure, $416,000 for E-Business, $1,011,000 for Interactive Media and $78,000 for legacy technology consulting services. Comparable gross profit for the three months ended September 30, 2000 was $1,656,000 in total, including $599,000 for Technology Infrastructure, $139,000 for E-Business, $455,000 for Interactive Media and $463,000 for legacy technology consulting services. The primary factor in the period-to-period increase in gross profit was the increase in the scope of Interactive Media services, although this was partially offset by a decline in the level of legacy technology consulting services from the third quarter of 2000 to the third quarter of 2001.

     Technology Infrastructure gross profit decreased $298,000, or 50%, in the third quarter of 2001 as compared to the third quarter of 2000. The decrease in gross profit is consistent with the corresponding decrease in Technology Infrastructure revenue, which management attributes to a softening of demand for technology consulting services due to the downturn in the domestic economy since late 2000. Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment. Such solutions are less likely to be considered during periods of economic downturn due to constraints on business expenditures.

     E-Business gross profit increased $277,000, or 199%, in the third quarter of 2001 as compared to the third quarter of 2000. The increase is primarily attributable to several large E-Business projects carried out in the third quarter of 2001 for one customer of the Company's Northern California operations. There can be no assurance, however, that the customer will continue to award projects of similar size in the future or that the Company will realize gross profit equal to or greater than current levels for its E-Business Solution Area in the future.

     Cost of sales for the Interactive Media Solution Area was $1,562,000 in total for the three months ended September 30, 2001, including $362,000 for interactive media consulting and $1,200,000 for interactive media systems integration. Interactive Media cost of sales for the three months ended September 30, 2000 was $822,000 in total, including $98,000 for interactive media consulting and $724,000 for interactive media systems integration. Interactive Media Solution Area gross profit was $1,011,000 for the three months ended September 30, 2001, including $497,000 for interactive media consulting and $514,000 for interactive media systems integration. Interactive Media gross profit was $455,000 for the three months ended September 30, 2000, including $200,000 for interactive media consulting and $255,000 for interactive media systems integration. The increases in consulting cost of sales and gross profit in the third quarter of 2001 as compared to the third quarter of 2000 are attributable to the ongoing substantial level of application development services provided for Carnival in 2001 and consulting, maintenance and trouble-shooting services for a larger number of ship-based interactive television systems in 2001. The increases in systems integration cost of sales and gross profit resulted from an increase in the number of active system installation projects in the third quarter of 2001 as compared to the third quarter of 2000.

     Cost of sales for the Company's legacy technology consulting services was $226,000 for the three months ended September 30, 2001 as compared to $1,101,000 for the three months ended September 30, 2000. Gross profit realized on legacy technology consulting services declined from $463,000 in the third quarter of 2000 to $78,000 in the third quarter of 2001. The declines in legacy technology consulting cost of sales and gross profit are consistent with the period-to-period decline in revenue. Management attributes the declines to industry trends away from mainframe computer systems and the Company's shift in marketing focus since early 1999 to developing higher-margin solutions-oriented business. The Company completed the last of its legacy technology consulting engagements focused on specialized Hogan IBA software systems for the banking industry during the third quarter of 2001.

     Cost of sales for the Company's ancillary services and product sales was $56,000 for the three months ended September 30, 2001, including $26,000 for pay-per-view movies associated with interactive television transactional revenue, $48,000 for information system product sales and $(18,000) for other services. Cost of sales for ancillary services and product sales was $63,000 for the three months ended September 30, 2000, including $29,000 for pay-per-view movies, $31,000 for information system product sales and $3,000 for other services. Gross profit on ancillary services and product sales was $150,000 for the third quarter of 2001, including $52,000 for interactive television transactional revenue, $32,000 for information system product sales and $66,000 for other services. Gross profit for ancillary services and product sales was $75,000 for the third quarter of 2000, including $59,000 for interactive television transactional services, $5,000 for information system product sales and $11,000 for other services. Significant factors in the period-to-period increase in gross profit of $75,000 were the inclusion of several large orders for supplemental equipment for interactive television systems, residual income recorded in 2001 related to the sale of certain contracts for network monitoring services and reversal of a previous over-accrual of estimated costs for completion of customer services.

Selling, General & Administrative Expenses

     The Company recorded $1,681,000 in selling, general & administrative expenses during the three months ended September 30, 2001 as compared to $2,686,000 during the three months ended September 30, 2000, a decrease of $1,005,000, or 37%. Several factors have contributed to this expense reduction. In the first two quarters of 2001, management reduced the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments. Management has also moved to reduce non-personnel expenses, and significant expense reductions were obtained in travel, entertainment, telephone and recruiting expenses when comparing the third quarter of 2001 to the third quarter of 2000. Amortization expense recorded in the third quarter of 2001 is also significantly reduced from prior levels due to significant impairment losses recognized in the second quarter of 2001 related to goodwill associated with Allin Consulting-Pennsylvania and Allin-Consulting-California.

     During the third quarter of 2000, the Company recorded an accrual of approximately $24,000 for severance costs for a sales and managerial executive associated with the Company's legacy technology consulting services. There was no comparable expense during the third quarter of 2001.

     Depreciation and amortization were $278,000 for the three months ended September 30, 2001 as compared to $523,000 for the three months ended September 30, 2000. The decrease of 47% is due to significantly reduced goodwill amortization in the third quarter of 2001 due to impairment of the asset values, the discontinuation of depreciation on two ship-based interactive television systems upon their sale to Carnival in February 2001 and significant levels of fixed assets reaching full depreciation in December 2000 or June 2001.

Income (Loss) from Continuing Operations

     The Company recorded income from continuing operations of $256,000 during the three months ended September 30, 2001, as compared to a loss from continuing operations of $1,004,000 during the three months ended September 30, 2000. The period-to-period improvement is attributable to a $225,000 increase in gross profit from operations due to the Company's continued emphasis on higher-margin solutions-oriented services and a $1,005,000 decrease in selling, general and administrative expenses due to reduced personnel costs and operating expenses, goodwill amortization and depreciation.

Loss from Discontinued Operations

     During the three months ended September 30, 2001, the Company recorded a loss of $85,000 from its discontinued digital imaging operations as compared to a loss of $216,000 during the three months ended September 30, 2000. The loss recognized in the third quarter of 2001 was primarily attributable to a provision of approximately $60,000 to increase the allowance for doubtful accounts receivable.

Net Income (Loss)

     The Company recorded net income of $171,000 for the three months ended September 30, 2001 as compared to net loss of $1,220,000 for the three months ended September 30, 2000. As discussed above, the most significant contributing factors were the increase in gross profit from operations and the decrease in selling, general & administrative expenses.

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue

     The Company's total revenue for the nine months ended September 30, 2001 was $13,216,000, a decrease of $1,578,000, or 11%, from total revenue of $14,794,000 for the nine months ended September 30, 2000. Revenue from the Company's Technology Infrastructure, E-Business and Interactive Media Solution Areas increased by $2,562,000 from the first nine months of 2000 to the first nine months of 2001, partially offsetting a decline in legacy technology consulting services revenue of $3,969,000. Interactive Media consulting and systems integration services posted the most significant revenue gains, an aggregate increase of $2,599,000 from the first nine months of 2000 to the first nine months of 2001.

     The Company's solution area revenue, after elimination of intercompany sales, was $12,537,000 for the nine months ended September 30, 2001, including $2,252,000 for Technology Infrastructure, $1,922,000 for E-Business, $6,730,000 for Interactive Media and $1,633,000 for legacy technology consulting services. Comparable solution area revenue for the nine months ended September 30, 2000 was $13,944,000 in total, including $2,531,000 for Technology Infrastructure, $1,680,000 for E-Business, $4,131,000 for Interactive Media and $5,602,000 for legacy technology consulting services.

     Technology Infrastructure revenue decreased $279,000, or 11%, in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services due to the downturn in the domestic economy since late 2000. Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment. Such solutions are less likely to be considered during periods of economic downturn due to constraints on business expenditures.

     The E-Business Solution Area recorded a revenue increase of $242,000, or 14%, for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000. The E-Business Solution Area has performed a number of significant engagements for one customer in Northern California during the first nine months of 2001. There were no customers for whom a comparable level of E-Business services were provided during the first nine months of 2000. There can be no assurance, however, that the customer will continue to award projects of similar size in the future, that the Company will realize future revenue equal to or greater than current levels for its E-Business Solution Area or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

     Interactive Media Solution Area revenue totaled $6,730,000 for the nine months ended September 30, 2001, including $2,556,000 for interactive media consulting and $4,174,000 for interactive media systems integration. Comparable Interactive Media revenue for the nine months ended September 30, 2000 was $4,131,000 in total, including $802,000 for interactive media consulting and $3,329,000 for interactive media systems integration. The increase in Interactive Media Solution Area revenue from the first nine months of 2000 to the first nine months of 2001 was 63%. A substantial majority of the Interactive Media Solution Area's consulting and systems integration services have historically been provided to customers in the cruise industry. The level of Interactive Media services provided for cruise lines, however, is subject to significant uncertainty as cruise line passenger levels and revenue have declined since September 2001 following the recent incidents of terrorism in the United States. Accordingly, there can be no assurance that the Company's Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the first nine months of 2001 or that any increases realized will result in the desired improvement to the Company's financial condition or results of operations.

     Interactive Media consulting revenue increased $1,754,000, or 219%, for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000. The increase in revenue was primarily attributable to the commencement of applications development projects for interactive television systems to be installed on six Carnival ships in 2001 and 2002, applications development for an increased number of ship-based interactive television systems for other cruise line customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems.

     Revenue for Interactive Media systems integration services increased by $845,000, or 25%, in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Interactive Media systems integration revenue for the first nine months of 2000 included approximately $980,000 related to the 1999 sale of four interactive television systems to Celebrity. The interactive television systems had been installed on Celebrity ships from 1995 to 1997 when Allin Interactive was following an owner-operator model for interactive television operations. Revenue from the system sales was recognized over the minimum period of an associated maintenance obligation, which ended March 17, 2000. The Celebrity ship system sales were unusual transactions in terms of the magnitude of revenue associated with concurrent system sales. Revenue from the installation of new interactive television systems was significantly greater in the first nine months of 2001 as compared to the first nine months of 2000 due to the commencement of installation services for Carnival. As of September 30, 2001, systems integration services were being provided concurrently on five new ship-based systems, the largest number of simultaneously active projects of this magnitude undertaken to date by Interactive Media.

     Revenue from legacy technology consulting services declined $3,969,000, or 71%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Management attributes the decline in demand for legacy technology consulting services to a general trend in technology away from mainframe systems toward a client/server environment and the Company placing significantly greater marketing emphasis on the Microsoft-based solutions-oriented services offered by the Technology Infrastructure, E-Business and Interactive Media Solution Areas. Management expects a continued decline in legacy technology consulting revenue over the remainder of 2001 and during 2002. As discussed above, the Company ceased performing legacy technology services associated with Hogan IBA software products in the third quarter of 2001. These specialized services for banking industry customers represented the majority of legacy technology consulting revenue for the nine months ended September 30, 2000.

     The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $679,000 during the nine months ended September 30, 2001, including $262,000 for interactive television transactional services, $184,000 for information system product sales and $233,000 for other services. Ancillary services & product sales revenue of $850,000 was recognized during the nine months ended September 30, 2000, including $346,000 for interactive television transactional services, $403,000 for information system product sales and $101,000 for other services.

     Interactive television transactional services revenue decreased by $84,000 in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Transactional revenue will be discontinued as a revenue source to the Company after transfer of systems operation on two ships to Carnival, which is expected to occur in the near future. Information system product sale revenue decreased by $219,000, or 54%, in the first nine months of 2001 as compared to the first nine months of 2000. Allin Network operated Erie Computer Company ("Erie Computer") from February to May 2000. Erie Computer's revenue base included a significant component of information system product sales. Erie Computer was sold in May 2000 eliminating this revenue stream for 2001. Revenue from other services increased by $132,000 from the first nine months of 2000 to the first nine months of 2001. The increase is primarily attributable to significant placement fee revenue of $124,000 being recognized in April 2001 following collection of litigation settlement proceeds from a former customer who had hired the Company's consultants in violation of the customer's agreement.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $7,105,000 during the nine months ended September 30, 2001 as compared to $8,745,000 during the nine months ended September 30, 2000. The primary reason for the decrease in cost of sales of $1,640,000 was the decline in legacy technology consulting services. Gross profit of $6,111,000 was recognized for the nine months ended September 30, 2001 as compared to $6,049,000 for the nine months ended September 30, 2000, an increase of $62,000. The changing mix of the Company's services toward a greater proportion of higher-margin solutions-oriented consulting and systems integration services and a declining proportion of lower-margin legacy technology consulting services resulted in a 1% increase in gross profit despite an 11% decline in revenue in the first nine months of 2001 as compared to the first nine months of 2000. Gross profit as a percentage of revenue increased to 46% in the first nine months of 2001 from 41% in the first nine months of 2000. Management believes the improvement in gross profit percentage demonstrates the Company's success to date in developing higher-margin solutions-oriented business, although there can be no assurance that the Company will realize gross profit percentages in the future at or above current levels.

     The Company's solution areas recorded a total of $6,907,000 for cost of sales during the nine months ended September 30, 2001, including $889,000 for Technology Infrastructure, $848,000 for E-Business, $3,958,000 for Interactive Media and $1,212,000 for legacy technology consulting services. Comparable cost of sales for the nine months ended September 30, 2000 was $8,323,000 in total, including $1,052,000 for Technology Infrastructure, $899,000 for E-Business, $2,299,000 for Interactive Media and $4,073,000 for legacy technology consulting services. Gross profit for the Company's solution areas for the nine months ended September 30, 2001 was $5,630,000, including $1,363,000 for Technology Infrastructure, $1,074,000 for E-Business, $2,772,000 for Interactive Media and $421,000 for legacy technology consulting services. Comparable gross profit for the nine months ended September 30, 2000 was $5,621,000 in total, including $1,479,000 for Technology Infrastructure, $781,000 for E-Business, $1,832,000 for Interactive Media and $1,529,000 for legacy technology consulting services. Although gross profit from solution area services was stable from period-to-period, reflecting a $9,000 increase, the underlying components reflect the shift toward solutions-oriented services and away from legacy technology consulting services. This transition is consistent with the Company's strategic objectives over the last two years.

     Technology Infrastructure gross profit decreased $116,000, or 8%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Management attributes the decline in period-to-period Technology Infrastructure gross profit to the downturn in the domestic economy since late 2000, which has curtailed technology spending for consulting services or the equipment and software upgrades that will frequently accompany infrastructure solutions. Despite the economic pressures associated with declining demand for services, the Company realized a 3% period-to-period increase in gross profit as a percentage of revenue.

     E-Business gross profit increased $293,000, or 38%, in the first nine months of 2001 as compared to the first nine months of 2000, while the corresponding increase in revenue was 14%. Gross profit as a percentage of revenue experienced a 10% period-to-period increase. The improvement in gross profit as a percentage of revenue resulted from increased average billing rates. The increase in E-Business gross profit is also attributable to the performance of a number of significant engagements for one customer in Northern California during the first nine months of 2001. There were no customers for whom a comparable level of E-Business services were provided during the first nine months of 2000. There can be no assurance, however, that the customer will continue to award projects of similar size in the future or that the Company will realize gross profit in future periods equal to or greater than current levels for its E-Business Solution.

     Cost of sales for the Interactive Media Solution Area was $3,958,000 in total for the nine months ended September 30, 2001, including $978,000 for interactive media consulting and $2,980,000 for interactive media systems integration. Interactive Media cost of sales for the nine months ended
September 30, 2000 was $2,299,000 in total, including $298,000 for interactive media consulting and $2,001,000 for interactive media systems integration. Interactive Media Solution Area gross profit was $2,772,000 for the nine months ended September 30, 2001, including $1,578,000 for interactive media consulting and $1,194,000 for interactive media systems integration. Interactive Media gross profit was $1,832,000 for the nine months ended September 30, 2000 including $504,000 for interactive media consulting and $1,328,000 for interactive media systems integration. The period-to-period increases in consulting cost of sales and gross profit was primarily attributable to the commencement of applications development projects for interactive television systems to be installed on six Carnival ships in 2001 and 2002, applications development for an increased number of ship-based interactive television systems for other cruise line customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems. With systems integration services, the period-to-period increase in cost of sales and decrease in gross profit were impacted by the recognition of a portion of the cost of sales and gross profit associated with the sale of four Celebrity ship interactive television systems in the first nine months of 2000. Substantial portions of the equipment cost associated with these systems had been depreciated at the time of sale to Celebrity, resulting in the recording of unusually low cost of sales and unusually high gross profit on the system sales. All of the significant systems integration projects active in the nine months ended September 30, 2001 involve the installation of new systems and the higher cost of sales associated with the purchase of new equipment for the projects, with the result being a period-to-period decline in gross profit despite a 25% increase in systems integration revenue. Management believes that gross profit as a percentage of revenue realized for the nine months ended September 30, 2001 is more likely representative of future potential than the percentage realized for the nine months ended September 30, 2000. There can be no assurance, however, that that gross profit from interactive media systems integration services, either in absolute or percentage terms, will continue to be realized at levels comparable to or in excess of current levels.

     Cost of sales for the Company's legacy technology consulting services was $1,212,000 for the nine months ended September 30, 2001 as compared to $4,073,000 for the nine months ended September 30, 2000. Gross profit realized on legacy technology consulting services declined from $1,529,000 in the first nine months of 2000 to $421,000 in the first nine months of 2001. The declines in legacy technology consulting cost of sales and gross profit are consistent with the period-to-period decline in revenue. Management attributes the declines to both industry trends away from mainframe computer systems and the Company's shift in marketing focus since early 1999 to developing higher-margin solutions-oriented business.

     Cost of sales for the Company's ancillary services and product sales was $198,000 for the nine months ended September 30, 2001, including $89,000 for pay-per-view movies associated with interactive television transactional revenue, $120,000 for information system product sales and $(11,000) for other services. Cost of sales for ancillary services and product sales was $422,000 for the nine months ended September 30, 2000, including $112,000 for pay-per-view movies, $298,000 for information system product sales and $12,000 for other services. Gross profit on ancillary services and product sales was $481,000 for the nine months ended September 30, 2001, including $173,000 for interactive television transactional revenue, $64,000 for information system product sales and $244,000 for other services. Gross profit for ancillary services and product sales was $428,000 for the nine months ended September 30, 2000, including $234,000 for interactive television transactional services, $105,000 for information system product sales and $89,000 for other services. The largest factor in the period-to-period increase in gross profit of $53,000 was the inclusion of significant placement fee gross profit of $124,000 recognized in 2001 following collection of litigation settlement proceeds from a former client who hired Company consultants in violation of the customer agreement. This was partially offset by a decline in gross profit for information system product sales due to four months of operating activity during the 2000 for Erie Computer, which included a significant component of information system product sales.

Selling, General & Administrative Expenses

     The Company recorded $17,890,000 in selling, general & administrative expenses during the nine months ended September 30, 2001 as compared to $8,021,000 during the nine months ended September 30, 2000, an increase of $9,869,000. The increase is attributable to substantial losses totaling $10,748,000 recorded in the second quarter of 2001 for impairment of certain assets, including goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory maintained by Allin Interactive.

     Since early 1999, the Company's strategic focus has been on developing solutions-oriented consulting revenue, including revenue derived from the activities of its Technology Infrastructure and E-Business Solution Areas. During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas. Based on this growth history and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, in late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. The downturn in the domestic economy experienced since late 2000 has significantly lowered technology-based spending in the United States, which has negatively impacted the demand for technology consulting services. While the Company has experienced only a relatively small decline in the level of revenue for the Technology Infrastructure and E-Business Solution Areas in the first nine months of 2001 as compared to the first nine months of 2000, the Company had previously expected a significant level of growth for 2001. During the second quarter of 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new projections which indicated the estimated fair values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California were less than the net unamortized values of the assets. Based on the Company's revised projections, a loss due to impairment of approximately $10,627,000 was recorded in the second quarter of 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania and Allin Consulting-California. There was no comparable loss recognized during the nine months ended September 30, 2000.

     Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model. The inventory values had been based on estimated salvage values after the equipment was removed from the ships. Allin Interactive sought to sell its inventory to two cruise lines for spare parts for similar systems that had been sold to the cruise line and which continued to be operated. While a portion of the inventory was sold to these parties, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant quantities of the inventoried equipment. A loss due to impairment of approximately $121,000 was recorded in the second quarter of 2001 to adjust the recorded value of Allin Interactive's inventory to the revised estimate of fair value. There was no comparable loss recognized during the nine months ended September 30, 2000.

     The Company added managerial, marketing and delivery personnel during 2000 and early 2001 to continue the Company's transition toward a solutions-oriented project focus throughout its solution areas. This was particularly pronounced in the Interactive Media Solution Area in the early portion of 2001 as it began to augment its personnel in order to have an appropriately sized and trained staff to handle the expected substantial increase in project activity resulting from its addition of in excess of $12,000,000 of committed backlog for consulting and systems integration services in the first quarter of 2001. The scope of Interactive Media project activity increased substantially in the second and third quarter of 2001. For the remainder of 2001, project activity is expected to continue at levels higher than typical prior to the second quarter of 2001. Through the third quarter of 2000, the Company had been able to offset most of the cost associated with its investment in solution area managerial, marketing and delivery personnel with overhead cost reductions associated with legacy technology consulting services. However, most of the potential for these cost reductions had been realized by September 2000. Consequently, since late in the first quarter of 2001, management has moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments.

     During the nine months ended September 30, 2001, severance accruals of approximately $118,000 were recorded as a result of the termination of services of two managerial personnel associated with the Company's Technology Infrastructure and E-Business Solution Area services. During the nine months ended September 30, 2000, severance accruals of approximately $104,000 were recorded due to the Company's termination of services of three managerial personnel associated with the Company's legacy technology consulting services.

     There were several unusual items impacting selling, general & administrative expenses in the nine months ended September 30, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $67,000 was recorded on the sale of assets related to Allin Network's Erie Computer operations. There were no comparable losses recorded in the nine months ended September 30, 2001.

     Depreciation and amortization were $1,296,000 for the nine months ended September 30, 2001 as compared to $1,558,000 for the nine months ended September 30, 2000. The decrease of 17% is due to significantly reduced goodwill amortization in 2001 due to impairment of the asset values, the discontinuation of depreciation on two ship-based interactive television systems upon their sale to Carnival in February 2001 and significant levels of fixed assets reaching full depreciation in December 2000 or June 2001.

Loss from Continuing Operations

     The Company recorded a loss from continuing operations of $11,883,000 for the nine months ended September 30, 2001, as compared to a loss from continuing operations of $2,130,000 for the nine months ended September 30, 2000. The increase in loss from continuing operations is primarily attributable to impairment losses of $10,748,000 recognized in the second quarter of 2001, as discussed above.

Loss from Discontinued Operations

     During the nine months ended September 30, 2001, the Company recorded a loss of $665,000 from its discontinued digital imaging operations as compared to a loss of $130,000 during the nine months ended September 30, 2000. The loss recognized in the first nine months of 2001 included an impairment loss of approximately $332,000 related to Allin Digital's inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment, as discussed above. Allin Digital has also recorded provisions of approximately $88,000 to increase its allowance for doubtful accounts receivable during the nine months ended September 30, 2001. The remainder of the increased loss was due to declines in systems integration projects and product sales in the first nine months of 2001 as compared to the first nine months of 2000.

Net Loss

     The Company's net loss for the nine months ended September 30, 2001 was $12,548,000 as compared to $2,260,000 for the nine months ended September 30, 2000. The most significant factor in the decrease in profitability was the inclusion of $10,748,000 of impairment losses for continuing operations in the second quarter of 2001.

Liquidity and Capital Resources

     At September 30, 2001, the Company had cash and liquid cash equivalents of $1,470,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2000 was a decrease of $860,000, which resulted primarily from repayment of the outstanding balance on the Company's line of credit and cash used for preferred stock dividends and capital expenditures, partially offset by cash provided by the Company's operations.

     The Company recognized a net loss for the nine months ended September 30, 2001 of $12,548,000. The Company recorded significant non-cash losses of $11,083,000 due to impairment or abandonment of assets and non-cash expenses of $1,333,000 for depreciation of property and equipment and amortization of intangible assets, resulting in a net cash use of $132,000 related to the income statement. Working capital adjustments resulted in net cash provided of $1,801,000. Among the working capital adjustments resulting in cash provided were an increase in billings in excess of costs and estimated gross margins of $2,125,000 and decreases in accounts receivable and inventory of $847,000 and $458,000, respectively. These were substantially offset by working capital adjustments using cash, including decreases in accounts payable and accrued liabilities of $820,000 and $545,000, respectively, and an increase in unbilled receivables of $420,000. The net result of the income statement activity and working capital adjustments was net cash provided of $1,669,000 related to operating activities.

     Investing activities resulted in a net cash use of $136,000 for the nine months ended September 30, 2001 due primarily to capital expenditures of $78,000 for build-out costs, furniture and equipment related to the expansion of the Company's Ft. Lauderdale office and the periodic upgrading of the Company's computer hardware, software and communications equipment, and a cash payment of $60,000 as a portion of additional purchase consideration pursuant to the January 2001 settlement of litigation related to the Company's 1998 acquisition of MEGAbase.

     Financing activities resulted in a net cash use of $2,393,000 during the nine months ended September 30, 2001, due primarily to repayment of the outstanding balance on the Company's line of credit of $2,155,000 and payments for preferred stock dividends of $236,000.

     The Company's common stock has been quoted on the OTC Bulletin Board since May 9, 2001. The Company's common stock was previously listed on The Nasdaq Stock Market's ("Nasdaq") National Market from the time of the Company's initial public offering of its common stock in November 1996 until the common stock was delisted from the National Market as of the opening of business on May 9, 2001. The Company was unable to maintain compliance with Nasdaq's criteria for continued designation of the common stock as a National Market security. At the time of the delisting, the common stock was not eligible for listing on Nasdaq's SmallCap Market. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease.

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed as of October 1, 1999, 2000 and 2001 for additional annual periods. The expiration date of the S&T Loan Agreement is September 30, 2002. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty percent of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. The percentage of trade accounts receivable qualifying for borrowing availability was reduced in conjunction with the recent credit facility renewal. The applicable percentage had been eighty-five percent prior to October 1, 2001. See Exhibit 4.1 - Third Amendment to Loan and Security Agreement filed as part of this Report on Form 10-Q. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $2,850,000. There was no outstanding balance as of September 30, 2001 and there have been no borrowings under the S&T Loan Agreement subsequent to that date. As of November 2, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $1,066,000. The significant reduction in availability since September 30 was due to significant accounts receivable collections in October, the majority of the October month-end billing remaining in process as of November 2 and some significant invoices aging beyond sixty days.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. To date during 2001, the applicable interest rate has ranged from 6.50% to 10.50%. The interest rate in effect at September 30, 2001 was 7.00%. As of November 6, 2001, the interest rate in effect was 6.50%. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $3,000 in interest expense related to this revolving credit loan for the three months ended September 30, 2001. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

     The S&T Loan Agreement includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The Company and its subsidiaries, except for Allin Consulting-California and Allin Holdings, are required to maintain depository accounts with S&T Bank, in which accounts the bank has a collateral interest.

     The S&T Loan Agreement includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, F and G preferred shares. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. The Company was in compliance with the cash flow coverage covenant as of September 30, 2001. The Company was in compliance with all other covenants as of September 30, 2001 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As of September 30, 2001, the Company had outstanding 2,500 shares of the Company's Series C Redeemable Preferred Stock, having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series C preferred stock. There are no sinking fund provisions applicable to the Series C preferred stock. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,253,000 as of September 30, 2001 and approximately $1,289,000 as of November 13, 2001. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     As of September 30, 2001, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 per share price on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2001 and approximately $6,000 as of November 13, 2001. Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

     As of September 30, 2001, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares. Until and including May 31, 2004, the outstanding shares of Series F preferred stock are convertible into a total of 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly on the 15th of the first month of each calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2001 and approximately $49,000 as of November 13, 2001. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

     As of September 30, 2001, the Company had outstanding 150 shares of the Company's Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock, although the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of eight percent of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of September 30, 2001 and approximately $14,000 as of November 13, 2001.

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

     The Company has an outstanding amended note payable to Les D. Kent related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly on the 15th of the first month of each calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of September 30, 2001 and approximately $66,000 as of November 12, 2001.

     Capital expenditures during the nine months ended September 30, 2001 were approximately $78,000 and included build-out costs, furniture and equipment for expansion of the Company's Ft. Lauderdale office and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Capital expenditures of approximately $95,000 are forecast for the remainder of 2001 and during 2002, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Business conditions and management's plans may change during the remainder of 2001 and during 2002, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2002. The Company believes it will be able to refinance its existing credit facility or obtain another credit facility on similar terms upon the expiration of the current credit facility. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements or if the Company was unable to renew or replace the current credit facility, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity securities or convertible debt securities would result in additional dilution to the Company's shareholders.

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

     General Economic Conditions. A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending further assessment of the expected magnitude and duration of the domestic economic downturn. Management attributes the shortfalls in Technology Infrastructure and E-Business revenue growth from the Company's original expectations for 2001 to the downturn in the domestic economy beginning late in 2000. Management believes the economic uncertainty will likely negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the remainder of 2001 and a portion of 2002. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond 2001, which would negatively impact the Company's results of operations and financial condition.

     World Events. Interactive Media consulting and systems integration services accounted for approximately 51% of the Company's revenue and 45% of the Company's gross profit for the nine months ended September 30, 2001. Interactive Media projects also represent a substantial majority of the Company's committed backlog for 2002. Interactive Media services are provided predominantly to customers in the cruise industry. Following the terrorist attacks which occurred in the United States in September 2001, the cruise industry experienced decreases in passenger occupancy and revenue. Should these recent events or any future world events cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company's future results of operations. Any world events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area's ability to obtain additional future business.

     Decline in Legacy Technology Consulting Services. The Company has experienced a substantial decline in demand for legacy technology consulting services related to mainframe systems and specialized Hogan IBA software products for the banking industry. The Company completed its final Hogan IBA-based project in July 2001 and does not anticipate further provision of services related to this legacy technology. Revenue and gross profit derived from legacy technology services have declined steadily during 1999, 2000 and the first nine months of 2001 and are expected to continue to do so over the remainder of 2001 and during 2002. The decline is attributable to both industry trends and the Company's marketing focus on solutions-oriented services. Legacy technology consulting services were formerly a significant source of cash flow to the Company. There can be no assurance that the Company will be successful on an ongoing basis in developing a sufficient level of solutions-oriented consulting services to offset the declines in revenue and gross profit from legacy technology consulting services.

     Discontinuation of Digital Imaging Operations. During the second quarter of 2001, the Company determined to discontinue the digital imaging systems integration operations previously carried out by the Interactive Media Solution Area and the ancillary sales of digital imaging products. The Company had implemented changes to the marketing strategy for digital imaging systems integration services in the third quarter of 2000 to more closely focus on high value-added integration projects in order to more closely meet the Company's gross profit percentage objectives. While the projects undertaken thereafter generally resulted in a higher gross margin percentage, the market for high value-added systems integration services was smaller with the result that aggregate digital imaging systems integration revenue and gross profit were reduced from previous levels. The decline in results from operations and the loss of key managerial and sales personnel in the second quarter of 2001 led to the determination to discontinue operations. The Company recognized impairment losses related to Allin Digital's inventory, certain assets related to photography concessionaire operations, and certain capitalized assets and recorded additional provisions to increase Allin Digital's allowance for doubtful accounts receivable in the second and third quarters of 2001. The Company is currently attempting to sell the remaining inventory and assets and to collect remaining accounts receivable from its digital imaging operations. If the Company is unable to sell the remaining inventory or other assets at the estimates of fair value presently recorded or if the Company is unable to collect accounts receivable exceeding the presently recorded allowance for doubtful accounts, the Company's future profitability will be adversely impacted.

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

     Competitive Market Conditions. The technology consulting industry is fragmented with a large number of smaller-sized participants due to historical growth of the overall market for services and low capital barriers to entry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities will require continuing education and training of the Company's technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company's customers. The Company's competitors may have resources to develop training and industry monitoring programs that are superior to the Company's. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The market for interactive media consulting and systems integration services is new and rapidly evolving. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. The Company has developed software interfaces and modifications for end-user operating components from On Command Corporation to be utilized in interactive television system installations. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. There can also be no assurance, however, that competitors will not develop systems and products with superior functionality or cost advantages over the Company's products and applications.

     Fluctuations in Operating Results. The Company expects to experience significant fluctuations in its future quarterly operating results that may be caused by many factors, including the addition or conclusion of significant consulting or systems integration engagements. Accordingly, quarterly revenue and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2000 and the first nine months of 2001. As of September 30, 2001, the Company had a retained deficit of $45,929,000. Although net income was recognized for the third quarter of 2001, the Company anticipates that net losses may continue to be incurred in future periods. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

     Liquidity Risk. The Company's cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company's operating entities will not result in working capital shortages which may adversely impact the Company's operations. The liquidity risk is mitigated somewhat by the Company's current revolving credit facility, which permits borrowings for short term working capital needs. The Company's revolving credit facility expires September 30, 2002. Failure of the Company to renew its existing credit facility beyond September 30, 2002 or replace it with another facility with similar terms may adversely impact the Company's operations in the future.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and Committee on Accounting Procedure Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 144 effective January 1, 2002. The Company is currently evaluating the effect that adoption of SFAS No. 144 will have on its operations and financial position.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number                           Description of Exhibit
------                           ----------------------


4.1 Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association

11            Computation of Earnings per Share.



         (b)  Reports on Form 8-K.

              On September 6, 2001, Allin Corporation filed with the Securities and Exchange Commission a Current Report of Form 8-K (date of earliest event reported - August 28, 2001) to report that Timothy
              P. O'Shea had stepped down as President of Allin Corporation to become the Managing Director of Allin Consulting of Pennsylvania, Inc.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIN CORPORATION
                              (Registrant)

Date: November 13, 2001       By: /s/ Richard W. Talarico
                                  -----------------------
                                  Richard W. Talarico
                                  Chairman and Chief Executive Officer


Date: November 13, 2001       By: /s/ Dean C. Praskach
                                  --------------------
                                  Dean C. Praskach
                                  Chief Financial Officer and Chief
                                  Accounting Officer

Allin Corporation
Form 10-Q
September 30, 2001
Exhibit Index



Exhibit
Number               Description of Exhibit
------               ----------------------


4.1 Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association

11        Computation of Earnings per Share