Form 10-K
period 2001-12-31
ALLIN CORP
filed 2002-03-27
CIK 1020391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to           .
                                    --------    ---------

                         Commission file number: 0-21395

                                ALLIN CORPORATION
             (Exact name of registrant as specified in its charter)

                           Delaware                                         25-1795265
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

                           [X] Yes             [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing bid price of the common stock on March 13, 2002 as quoted on the OTC Bulletin Board, was approximately $495,000. Shares of Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 13, 2002, the Registrant had outstanding 6,967,339 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Allin Corporation
                                    Form 10-K
                                December 31, 2001

                                      Index

Forward-looking Information                                                     Page   3

Part I

Item 1  -     Business                                                          Page   4

Item 2  -     Properties                                                        Page  25

Item 3  -     Legal Proceedings                                                 Page  25

Item 4  -     Submission of Matters to a Vote of Security Holders               Page  25

Part II

Item 5  -     Market For Registrant's Common Equity and Related Stockholder
              Matters                                                           Page  25

Item 6  -     Selected Financial Data                                           Page  26

Item 7  -     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         Page  28

Item 7A  -    Quantitative and Qualitative Disclosures About Market Risk        Page  45

Item 8  -     Financial Statements and Supplementary Data                       Page  47

Item 9  -     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                          Page  89

Part III

Item 10 -     Directors and Executive Officers of the Registrant                Page  89

Item 11 -     Executive Compensation                                            Page  91

Item 12 -     Security Ownership of Certain Beneficial Owners and Management    Page  97

Item 13 -     Certain Relationships and Related Transactions                    Page 100

Part IV

Item 14 -     Exhibits, Financial Statement Schedules and Reports on Form 8-K   Page 101

Signatures                                                                      Page 105

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

Part I

Item 1 - Business

(a) General Development of Business

     Allin Corporation (the "Company") is a leading provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services. The Company specializes in solutions based on interactive media and technology from Microsoft Corporation ("Microsoft"). The Company's operations center on three solution areas:
Interactive Media, Technology Infrastructure and E-Business. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 2001, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation ("Allin Interactive"), formed in June 1994, Allin Corporation of California ("Allin Consulting-California"), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), acquired by the Company in August 1998, and Allin Network Products, Inc. ("Allin Network"), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting services and systems integration services provided by the Company. Allin Consulting-Pennsylvania has also historically performed consulting services related to certain legacy technologies. Allin Holdings Corporation ("Allin Holdings"), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. ("Allin Digital"), which was formed in August 1996. Phase-out of these operations continues and is expected to be completed in 2002. Allin Interactive, Allin Holdings and Allin Digital are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

     The year 2001 brought continued progress in the Company's development as a provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services. Revenue from the Interactive Media, Technology Infrastructure and E-Business Solution Areas, which constitute the Company's core business segments, was $15,282,000 in 2001, an increase of 16% over comparable 2000 revenue of $13,180,000. Revenue growth was most pronounced for the Interactive Media Solution Area, with a 40% increase from 2000 to 2001. This revenue growth replaced a portion of the revenue lost due to the continued decline in the level of legacy technology consulting services provided by the Company. Overall revenue for 2001 of $18,081,000 represented a 13% decrease from 2000 revenue of $20,870,000. Revenue recognized in 2000 represented an 8% decrease over 1999 revenue of $22,705,000, primarily due to a significant decline in the level of legacy technology consulting services provided. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data for detailed information concerning the Company's revenue and results of operations.

     The Company's solution area-based organizational structure is designed to complement the customer-oriented focus of the Company's marketing strategy. Solution area sales and operational personnel must understand a customer's business issues to provide a solution customized to meet the customer's particular needs. The Interactive Media Solution Area focuses on interactive media application development and integration and its customers have historically been concentrated in the cruise industry. Interactive Media's customers include some of the world's largest cruise lines, Carnival Corporation ("Carnival"), Royal Caribbean Cruise Lines, Ltd. ("Royal Caribbean") and its affiliate Celebrity Cruises ("Celebrity"). Interactive Media operational and marketing personnel have extensive experience in the cruise industry. Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States. The Technology Infrastructure and E-Business Solution Areas focus on developing Microsoft-based technology solutions for customers diverse in size and across a broad array of industries. Technology Infrastructure and E-Business consultants focus on a customer's use of information. The ability of businesses to manage information has become a prerequisite for their success and has become increasingly critical in allowing them to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions. The growing influence of the Internet in the business arena has also fundamentally changed how businesses interact with customers and suppliers. Technology Infrastructure and E-Business consultants have extensive experience in designing, developing and deploying solutions that enhance accessing, communicating and protecting information. Technology Infrastructure and E-Business consulting services are provided from the Company's Northern California and Pittsburgh offices. The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. Management believes that the customer-oriented focus that is the fundamental principal of its marketing strategy is firmly established throughout the Company.

     A brief description of the Company's solution areas follows:

..    The Interactive Media Solution Area focuses on the Company's expertise in interactive media applications by providing interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Demand from cruise line customers resulted in a significant increase in Interactive Media revenue in 2001 as compared to 2000. Committed services for cruise line customers also represent a majority of the Company's backlog of business as of December 31, 2001. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Management believes that interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency distribution systems to end-user monitors or televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and MPEG content. Among the applications developed for, and utilized by, customers are pay-per-view movies, shore excursion ticketing, in-cabin gaming, meal service ordering, and distribution of activities and informational content.

..    The Technology Infrastructure Solution Area focuses on customers' network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers. The domestic economic downturn in 2001 resulted in a general decline in technology-based spending, which negatively impacted demand for technology infrastructure-based consulting services.

..    The E-Business Solution Area provides solutions that enable organizations to evaluate and optimize business processes, streamline workflow and extend corporate messages, products, services and processes to customers, partners and suppliers. E-Business delivers portal and business intelligence solutions that automate and streamline information creation, storage, sharing and retrieval. Management believes that E-Business solutions enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Solutions emphasize Internet and intranet capabilities including company portals, extranet-based supply chains and electronic commerce sites, data warehousing, work flow, and interfaces with, or custom development for, business operation transaction systems. Management believes E-Business solutions empower customer personnel with business intelligence for fast and effective decision making.

     The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these are the operating relationships with On Command Corporation ("On Command") and Microsoft. The Company utilizes end-user component and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. On Command is one of the world's largest providers of interactive television services to the lodging industry. Through extensive research and development efforts, On Command has developed specifications and configurations for computer hardware and end-user components that facilitate efficient and reliable interactive television operations. The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market.

     Both of the Company's Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. During 2001, both of the Allin Consulting subsidiaries were also designated as Microsoft Gold Certified

Partners in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Allin Consulting-Pennsylvania was the first partner in the Pittsburgh area awarded gold status. The Allin Consulting subsidiaries are also members of Microsoft's Infrastructure and Collaborative Solutions Portal Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft's channel-based strategy for delivering customer solutions and services. The Company's role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. During 2001, Allin Consulting-Pennsylvania was also named to the Microsoft Project Partner Program for demonstrated capabilities in developing and deploying project management solutions. The Company intends to continue its specialization in Microsoft-based technology products.

     The Company was a recipient of Pittsburgh Technology 50 awards in 1998, 1999, 2000 and 2001. The award recognizes the highest three-year revenue growth rates among technology-based businesses in the Pittsburgh region. The Company was also a recipient of the Deloitte & Touche Technology Fast 500 award in 2001.

(b)  Financial Information About Industry Segments

     Financial information concerning the industry segments in which the Company operates is included in Note 19 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data.

(c)  Narrative Description of Business

     Operating segments to be discussed fall under two groups, Solution Area Services and Ancillary Services & Product Sales. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services for discussion in this report emphasizes their commonality of purpose in meeting the core strategic objectives of the Company. Under the heading "Solution Area Services" below, discussion includes an overview of the Company's solutions framework and delivery methods for all solution area services, industry overviews for the cruise industry, which accounts for the substantial majority of the Interactive Media Solution Area's current business, and the technology consulting services industry, in which the Technology Infrastructure and E-Business Solutions Areas compete, and reviews of operations for each solution area, including discussion of solution area marketing objectives, backlog, supply considerations and sources of competition.

     In addition to Microsoft-based technology consulting services, Allin Consulting-Pennsylvania has also historically performed consulting services for certain legacy technologies, including application development, data base development and administration, and data communications development for IBM proprietary technology. Legacy technology consulting services are overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations. Legacy technology consulting services are not considered by management to be completely consistent with the Company's marketing and operating strategies due to their divergence from interactive media or Microsoft-based technology and the greater role of customer personnel in managing the delivery of the services than is typical with the Interactive Media, Technology Infrastructure or E-Business Solution Areas. Consequently, legacy technology consulting is regarded by management as a separate segment but is included under "Solution Area Services" since the services are overseen by management responsible for solution area operations. The discussion of legacy technology operations under the heading "Solution Area Services" below includes an industry overview, review of operations, backlog, supply considerations and competitive conditions. While management expects legacy technology consulting operations to continue, the level of these services declined significantly in 1999, 2000 and 2001 and is expected to continue to decline in 2002.

     In connection with solutions-oriented services, customers occasionally request that the Company provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide product sales of information system hardware, software and interactive television equipment. The Company also formerly operated interactive television systems installed on cruise ships from which it realized transaction-based revenue. Operations of this type ceased in December 2001. Under the heading "Ancillary Services & Product Sales" below, discussion includes reviews of the Company's transactional-based interactive television operations and information system product sales and a brief discussion of other services provided by the Company.

     During the second quarter of 2001, the Company elected to discontinue the digital imaging operations of Allin Digital. Current operations for Allin Digital are primarily of a phase-out nature, including the sale of remaining inventory, which was less than $50,000 at December 31, 2001, and the collection of remaining accounts receivable. Allin Digital is also fulfilling remaining technical support obligations, which extend through May 2002, and continues to support website hosting for clients utilizing its Portraits Online(R) system. The Company expects to reassign Portraits Online(R) website hosting activity, which is not expected to generate significant revenue in the future, to another subsidiary and to terminate other Allin Digital operations prior to June 30, 2002. Results of Allin Digital's operations have been reclassified to loss from discontinued operations for all periods presented in the Company's Consolidated Statements of Operations included in Item 8 - Financial Statements and Supplementary Data. Information regarding the historical results of operations of the Company's solution areas or ancillary services and product sales presented in this Item 1 - Business have been restated to exclude the operations of Allin Digital.

     During 2001, three significant customers, Carnival, Royal Caribbean and Celebrity, accounted for 27%, 16% and 15%, respectively, of the Company's consolidated revenue. Royal Caribbean and Celebrity are affiliated businesses. The significant growth in Interactive Media revenue in 2001 has resulted in a significantly higher concentration of the Company's consolidated revenue among a few customers since the substantial majority of Interactive Media's revenue is derived from these three customers.

Solution Area Services

     The percentages of total revenue represented by the Company's solution areas for the three years ended December 31, 2001 are as follows:

Solution Area Services     Year Ended December 31
                           ----------------------
Percentage of              1999     2000     2001
                           ----     ----     ----

Total Revenue              91 %     95 %     96 %

     During 2001, three significant customers, Carnival, Royal Caribbean and Celebrity accounted for 25%, 16% and 15%, respectively, of solution area revenue.

Solutions Framework and Delivery Methods

     The Company has developed a solutions framework, the Allin Solutions Framework, for guiding the planning and conduct of solutions-oriented projects. The Allin Solutions Framework also assists customers in aligning their business and technology objectives thereby maximizing the effectiveness of the recommended solutions. The Allin Solutions Framework allows solution planning to draw upon a knowledge base of resources developed through past projects. It also provides a solution development discipline focused on unique team and process models used for organizing effective project teams and managing project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling results-oriented projects based on scope, schedule and resources. The adaptable process includes four phases:

..    The Solution Vision phase delivers a Vision document that articulates the ultimate goals for the solution and provides clear direction to measure success as well as defining the scope of the solution and the boundaries of the project. The Solution Vision includes a risk/return assessment and a project plan for the remaining phases.

..    The Solution Design phase culminates in the delivery and acceptance of the design specifications, including functional specifications, system design and quality assurance considerations, test plan and the project plan and schedule for solution development.

..    The Solution Development phase culminates in the initial delivery of a functionally complete solution, ready for pilot usage.

..    The Solution Deployment phase begins with a pilot and culminates in the production release of the installed system, training and documentation, and conversion of, or integration with, existing systems.

     The Company's solution areas deliver consulting services to customers through three methods: Allin-managed, co-managed and customer-managed. With the Allin-managed delivery method, solution area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. Management views services delivered through the Allin-managed or co-managed methods as being solutions-oriented services because the Company is fully or partially responsible for the development and implementation of technology-based solutions. Services delivered under these methods are viewed as being the most consistent with the Company's marketing strategy and offering the potential for higher billing rates and margins due to the Company's performance of high level managerial tasks. References in this report to solutions-oriented services mean services delivered through the Allin-managed or co-managed methods. With the customer-managed delivery method, the solution area provides technical resources with specific technical skill sets that the customer utilizes to complement and assist its technical staff in the execution of customer-managed tasks or projects. Currently, the substantial majority of the services of the Interactive Media, Technology Infrastructure and E-Business Media Solution Areas are solutions-oriented services because they are delivered on the Allin-managed or co-managed methods. The substantial majority of legacy technology services are delivered on the customer-managed method. The Company seeks to continue to increase the proportion of overall solution area services delivered on the Allin-managed and co-managed delivery methods.

Industry Overview - Cruise Industry.

     The following industry overview regarding the cruise industry relates to the operations of the Company's Interactive Media Solution Area.

     In early 2001, worldwide cruise industry revenue was estimated to be $10 billion for 2001, with the dominant North American market accounting for approximately 80% of worldwide revenue, according to the March 2001 edition of Porthole Insider, an industry publication. In its Winter 2001/2002 edition, Cruise Industry News Quarterly forecasts that the North American cruise fleet will grow to 137 ships in 2002 with a passenger capacity of approximately 8,665,000, an 8% increase from 2001. The industry is dominated by three large organizations: Carnival, Royal Caribbean and P & O Princess Cruises PLC ("Princess"), which, according to Cruise Industry News Quarterly (Winter 2001/2002 edition), control more than 80% of the North American and 65% of the worldwide markets. The Company has not to date performed any services for Princess. The cruise industry was one the fastest growing segments of the worldwide travel and leisure industry over the last ten years. Passenger levels increased from 6% to 10% per year throughout the 1990's, according to the International Council of Cruise Lines, an industry association. International Cruise & Ferry Review, in its Autumn/Winter 2001 edition, projected North American passenger levels for 2001 at approximately seven million.

     Growth slowed during 2001, due both to the general economic downturn throughout the year and a sudden drop in passenger levels following the September 11, 2001 incidents of terrorism in the United States. Air travel is used by a significant portion of North American cruise passengers to arrive at ports of embarkation for cruise ships. Short-term restrictions on, and lingering fears of, air travel contributed to sharp declines in cruise passenger levels following the terrorist incidents. The New York Times, in its October 14, 2001 edition, noted a drop in occupancy on many ships of up to 50%. Indications in early 2002 are that the negative impact of the terrorist incidents is receding. The Cruise Lines International Association ("CLIA"), an industry trade organization, noted in a February 4, 2002 press release that cruise reservations made in the first three weeks of 2002 exceeded reservations made in the comparable period of 2001. The CLIA attributes the recovery to the cruise industry's short-term strategic changes, including a significant redeployment of ships from European, Middle Eastern and Asian to North American and Caribbean itineraries, diversification to additional North American ports to reduce dependency on air travel, fare reductions and other incentives, and extensive marketing campaigns. There can be no assurance, however, that cruise industry passenger levels will continue to either grow or be maintained at current levels, or that any growth realized will result in improved financial results for the cruise industry.

     There has been a significant trend toward consolidation in the cruise industry over the last ten years. In its March 2001 edition, Porthole Insider attributes this trend to several factors including economies of scale for purchasing and operating costs, globalization of operations and benefits from broad-based marketing. Consolidation is more apparent in the back-office functions of the cruise lines, however, than in public perception. The brand names of the acquired cruise lines have often been maintained because of their traditional association with a market niche, luxury level or geographic area. Travel Weekly, in its December 17, 2001 edition, notes the events of 2001 will likely accelerate this trend as the negative economic conditions cause operators with weak financial positions to seek protection from companies with stronger financial positions. The recent cessation of operations of Renaissance Cruises and American Classic Voyages in the wake of the terrorist incidents has also furthered industry consolidation. In 2001, Royal Caribbean and Princess announced plans for a merger, which would make the combined entity the industry's largest. Carnival subsequently made a competing offer to the Princess shareholders. In February 2002, the Princess shareholders deferred voting on the Royal Caribbean merger plan pending completion of reviews of the competing bids by American and European regulators.

     The cruise industry responded to growing demand during the 1990's by initiating programs to build a significant number of new ships to increase industry capacity. The September 2001 edition of Seatrade Cruise Review lists firm orders for forty-two new ships to be built between 2001 and 2005. Of these, thirty are for cruise lines operated by Carnival, Royal Caribbean and Princess. Cruise Industry News Quarterly, in its Fall 2001 edition, estimates the average cost of the vessels to be built between 2001 and 2006 at $365,000,000. The newer ships typically are significantly larger and wider than most of the ships in operation today, have more complex information systems and offer more passenger amenities. The Seatrade Cruise Review orderbook listed fifteen major new cruise ships expected to enter service over the remainder of 2001 and 2002. The Interactive Media Solution Area has completed, is presently installing or has an agreement to install interactive television systems on eight of these ships. There can be no assurance, however, that the cruise industry will experience continued growth. There can also be no assurance that the Company will continue to receive contracts for future interactive television installations in the cruise industry, or that any sales will result in the desired improvements to the Company's financial condition or results of operations.

     The economic downturn and world events of 2001 have caused concerns about future overcapacity in the cruise industry, as noted by Cruise Industry News Quarterly in the Winter 2001/2002 edition. The sheer size and scope of new build projects, however, require significant lead times for projects, significant financial commitments throughout the design and build process, and leave little scheduling flexibility once projects are committed. The large cruise lines utilize four European ship builders, each with limited capacity in their shipyards, for the majority of the new builds. Many of the new ships planned are part of series of ships designed with similar size and characteristics to capture economies of scale for structural components and construction labor. This typically reduces the cruise lines' flexibility in scheduling since the entire series will be committed to one of the ship builders. Cruise Industry News Quarterly indicates that these factors make the cruise lines less likely to delay ships scheduled for completion in the near term. Delays or cancellation of new build projects are more likely for projects further out on the time horizon. An example of this trend was noted by International Cruise & Ferry Review in its Autumn/Winter 2001 edition. Royal Caribbean is in the midst of a program for fourteen new ships in three series. Seven of these ships have been completed as of the end of 2001, all of which include interactive television systems designed and installed by the Company's Interactive Media Solution Area. Royal Caribbean recently announced that it was extending its options on the final two ships in the fourteen ship plan to allow further time to evaluate industry capacity. These ships were originally scheduled for completion in 2004 and 2005. No delays have been announced for the other five ships remaining from the plan, including three scheduled for completion in 2002. Capacity added to the industry from new ships will be partially offset by withdrawal of older ships from service.

     Other trends noted in the cruise industry include expansion of activities associated with the cruise experience both on and off the ships. The International Cruise & Ferry Review (Autumn/Winter 2001 edition) notes a trend toward advertising based on an "explorer" mindset with significant expansion of choices for activities requiring active participant involvement, such as bicycling and kayaking excursions. The trend in advertising corresponds to a broadening of passenger choice for amenities, programs and activities. Both reflect a strategy to broaden the appeal of cruise vacations since only 4% of the American population have taken a cruise. The Company's management believes the trend toward increased choices combined with increased passenger capacities creates a compelling need for automation of shipboard programs, which can be satisfied through the technological capabilities of interactive television. The Company's management believes this trend and others such as increasing demand for online access create opportunities for additional applications development, consulting and systems integration services to be provided to the cruise industry. There can be no assurance, however, that such opportunities will result in additional business or improvements in financial results for the Company.

Industry Overview - Technology Consulting Services

     The following industry overview regarding technology consulting services relates to the operations of the Company's Technology Infrastructure and E-Business Solution Areas.

     Following double-digit annual growth rates throughout the 1990's and early 2000, growth in information technology services slowed considerably in 2001 to about five percent, according to the November 9, 2001 Gartner, Inc. report Worldwide IT Services Forecast: Growing in Tough Times. The Gartner, Inc. report sizes the worldwide information technology consulting, development and integration services market at an estimated $215 billion in 2001 with an expected annual growth rate of 9.9% through 2005, when the estimated market size will be $337 billion. The projected five-year worldwide industry annual growth rate is significantly lower than Gartner's earlier forecast of 16.5%, due to the impact of poor economic conditions and heightened terrorism, which are expected to restrain 2002 growth to single digits. Improving growth is expected from 2003 to 2005. Gartner, Inc. forecasts that it may be 2003 before decision makers are comfortable enough with market and security risks to resume significant investments in technology services. The Legg Mason IT Services Weekly report of January 15, 2002 notes that no significant catalyst exists to boost near-term information technology spending and expects recovery will only come when general economic conditions generate business expansion.

The current economic downturn has more negatively impacted the technology services industry than past recessions and downturns. The Fall 2001 edition of the Legg Mason report IT Services Investment Themes and Industry Review notes that the current downturn proves that information technology spending is subject to economic cycles and predicts that future spending on technology-related products and services will likely more closely correlate to general economic conditions than in the past, with return on investment carrying more weight in future evaluations of expenditures.

     Despite the current economic difficulties for technology consulting services, many factors are identified that support long-term growth in the industry. The Fall 2001 edition of the Legg Mason report IT Services Investment Themes and Industry Review predicts strong growth for information technology services firms over the next decade because information technology services firms help corporations and governments become more efficient through the use of technology. Trends expected to generate future growth in demand for technology consulting services are increasing security concerns, continuing growth of Internet-based business, the development of more comprehensive web services and the proliferation of increasingly complex software and operating systems. The Summer 2001 Legg Mason report Network Security Infrastructure notes long-term technology trends from mainframe to client/server systems and growing adoption of Internet-based applications have resulted in both more distributed physical networks and access to systems expanding to customers, suppliers and employees through web sites, intranets and extranets. Access to systems is also expected to expand from computers and wired networks to alternate devices such as cell phones, personal digital assistants and wireless networks in the future. The Legg Mason report cites the increasing distribution of information systems and access to the systems as a driving force requiring organizations to increase protection of their information systems and assets. The September 2001 incidents of terrorism in the United States have also prompted significant concerns over information system security. International Data Corporation's Top 10 IT Trends for 2002 predicts that concern over terrorism will drive enterprises to reevaluate their plans for business continuity creating a need to reset information technology security plans in 2002.

     The Fall 2001 edition of the Legg Mason report IT Services Investment Themes and Industry Review reports that we are still in the early stages of how the Internet and related technologies will ultimately impact the global business environment. The report notes that Internet-based services now focus on integration of existing business applications with e-commerce capabilities. The Standard & Poor's Industry Survey Computers: Commercial Services of June 28, 2001 notes that continued expansion of business-to-business commerce over the Internet will be driven by an expanding number of Internet users, increased adoption by traditional retailers and improved Internet security. The Standard & Poor's report predicts that a large portion of current spending and expected growth in technology services will relate to projects that improve customers' business-to-business capabilities. The Gartner, Inc. report Worldwide IT Services Forecast: Growing in Tough Times predicts economic recovery will lead to sales growth in 2003 and 2004, when complex customer relationship management and supply chain management applications are expected to increase demand for consulting services because they can bring about incremental improvements to the heightened customer interaction and knowledge sharing requirements expected to result from growth in Internet-based business. Another Gartner, Inc. report, Gartner Predicts 2002: Top 10 Predictions identifies applications development associated with mobile and wireless technology and web services based on Internet-accessible software components as being significant demand drivers for technology consulting services in 2003 and 2004.

     A labor shortage for computer programmers and system designers contributed to increased demand for technology services firms in the late 1990's. The Fall 2001 Legg Mason report IT Services Investment Themes and Industry Review notes that while the economic downturn minimized any impact in 2001 by reducing staff levels of both information technology service providers and customers, the information technology labor market could tighten again once information technology spending resumes and the business environment improves. Information technology services firms will depend on the attractiveness of a broad mix of business and a focus on emerging technologies to compete for resources in a tighter labor market.

     The computer services industry includes companies diverse in size and scope of activities and includes hardware and software vendors with significant computer services operations, large technology consulting entities associated with large public accounting firms and entities primarily focused on technology-related consulting. The industry is experiencing significant consolidation currently as firms seek to broaden technological skills or geographical presence and as economic conditions have driven many smaller providers from the marketplace. Management expects this consolidation trend to continue.

Interactive Media

         Revenue from the Company's Interactive Media Solution Area was a significant source of growth in 2001. The percentage of solution area and total revenue for the three years ended December 31, 2001 is as follows:

Interactive Media                         Year Ended December 31
                                          ----------------------
Percentage of                             1999     2000     2001
                                          ----     ----     ----

Solution Area Revenue:
Interactive Media Consulting                4%       6%      21%
Interactive Media Systems Integration      15%      30%      37%
                                           --       --       --
                                           19%      36%      58%

Total Revenue:
Interactive Media Consulting                3%       6%      20%
Interactive Media Systems Integration      14%      28%      36%
                                           --       --       --
                                           17%      34%      56%

Interactive Media Consulting

     The Interactive Media Solution Area offers consulting services specializing in interactive media applications that the Company's management believes enable customers to improve service and increase productivity and revenue. A significant majority of interactive media consulting services provided in 2001 were for customers in the cruise industry, which is expected to remain the primary market for 2002. Management believes the cruise industry offers consulting opportunities for applications development, interactive system design and specifications, and maintenance and trouble-shooting of existing interactive systems. Interactive Media's management estimates that the revenue producing applications developed for, and implemented on, cruise ships will generate more than $150 million of revenue for the cruise lines in 2002. The level of Interactive Media services provided for cruise industry customers is subject to uncertainty, however, as cruise line passenger levels and revenue were negatively impacted in 2001 by the economic downturn and incidents of terrorism in the United States. Management believes that the Company's Interactive Media consulting services have the potential to be broadened to other industries in the future as applications could be developed that improve the efficiency of labor resources in different industries by facilitating more efficient flow of information and order processing or by providing a more flexible training process. There can be no assurance, however, that the Company will be successful in developing markets for interactive media services in other industries.

     Interactive Media Solution Area consultants have the expertise and experience in interactive media technology to develop solutions that integrate broadcasting and information system technology and provide for distribution of digital or analog video content over digital networks or analog television infrastructure. Interactive Media develops applications based on the open architecture of Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server. The open architecture enables significant customization of application content through commonly used programming languages. Solutions are Internet-accessible, provide multiple language capability and support highly-functional applications and high-end graphics and MPEG content. Applications developed for, and utilized by, customers in the cruise industry to generate revenue, promote operating efficiencies and enhance customer service include, among others, shore excursion ticketing, pay-per-view movies, in-cabin gaming, meal service ordering and distribution of activities and informational content. Interactive Media has also developed applications in the past for healthcare and educational institutions, including on-demand viewing of information related to medical conditions and procedures and on-demand viewing of educational programs.

     In February 2001, the Company entered into a contract with Carnival for applications development for interactive television systems to be installed on six Carnival ships under a related agreement for systems integration services. Development included applications such as on-demand access to shore excursion previews and ticketing, room service ordering, pay-per-view movies, Internet access capabilities, and ship information dissemination capabilities. Applications development for the Carnival interactive television systems constituted the majority of Interactive Media's consulting revenue in 2001. Extensive consulting services were also provided to Royal Caribbean and Celebrity on a number of projects, including application development for departure and reservations systems, web interfaces and projects associated with ship broadcasting system capabilities. Maintenance and support services were also provided for an installed base of twelve shipboard interactive television systems.

     During 2001, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company's Ft. Lauderdale office. Portions of larger engagements were performed at sites designated by customers. It is anticipated that 2002 operations will be conducted in a similar manner. During 2001, three significant clients, Carnival, Royal Caribbean and Celebrity, collectively accounted for 96% of Interactive Media consulting revenue. Revenue is expected to remain highly concentrated in 2002.

Interactive Media Systems Integration

     In February 2001, the Company entered into an agreement with Carnival for installation of interactive television systems on six Carnival vessels in 2001 and 2002. The Company has installed seven interactive television systems for Royal Caribbean and its affiliate Celebrity since 1999. Every new ship put into service by Royal Caribbean or Celebrity since 1999 has sailed with the Company's interactive television solution. The Carnival agreement, combined with ongoing services for Royal Caribbean, positioned the Company as the leading provider of interactive television services to the cruise industry. During 2001, Interactive Media completed or substantially completed seven shipboard interactive television integration projects, far surpassing previous service levels. Systems integration projects included interactive television solutions for Carnival's Pride, Triumph and Victory, Royal Caribbean's Radiance of the Seas and Adventure of the Seas and Celebrity's Infinity and Summit. These seven projects constitute the significant majority, approximately 94%, of Interactive Media systems integration revenue in 2001. The remainder relates to early planning and configuration associated with four additional shipboard interactive television systems. Two of these projects are for Royal Caribbean, one is for Carnival and one is for Celebrity. The substantial majority of revenue associated with these projects is expected to be recognized in 2002. The Company's agreement with Carnival also includes two interactive television system projects expected for 2002 that had not begun as of December 31, 2001.

     Interactive Media integrates the interactive television hardware platform with a ship's radio frequency-based cable infrastructure and the ship's digital-based management information systems. Management believes that Interactive Media solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver customized applications across digital networks or radio frequency distribution systems to end-user monitors or televisions. The interactive television system architecture features a centralized head-end pool of Windows-based computers dynamically allocated to end users. Solutions for radio-frequency based systems utilize low cost televisions, set top boxes and remote controls for end-user access. Solutions for digital networks also use a centralized head-end architecture but communicate with end-user monitors or high-definition televisions over Ethernet or ATM-based networks. The essence of either type of Interactive Media solution is to bring the functional equivalent of a Windows-based personal computer to every end user without the expense of supplying and servicing an actual computer for each potential user. The Company's interactive television solutions can be integrated with new or previously existing cable broadcast or information system networks, thereby enhancing their cost effectiveness. Management believes the cost effectiveness of the Company's interactive television solutions creates a competitive advantage for the Company, although there can be no assurance that this will result in the Interactive Media Solution Area obtaining additional systems integration projects. The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server enables flexible delivery of video content from various digital and analog sources including digital video servers, video cassettes, laser disk systems and regular television broadcasts. The solution is Internet accessible and supports highly-functional applications and high-end graphics and MPEG content.

     Interactive Media's interactive television solutions utilize state of the art hardware purchased from On Command. On Command is one of the world's largest providers of interactive television services to the lodging sector of the travel and leisure industry. On Command presently estimates its installed base at over 1,000,000 rooms in over 3,400 properties. On Command devotes considerable effort to researching hardware capabilities and developing specifications and configurations for hardware platforms and end-user components that optimize the speed and reliability of interactive television operations. The Company and On Command have a Supplier Agreement which under which On Command has agreed to exclusively sell Allin Interactive its proprietary components for use in the cruise market.

     Management believes that the newer, larger ships that are being developed within the cruise industry require a heightened level of automation to effectively service the larger number of cruise passengers. E-commerce services such as shore excursion ticketing and room service ordering can be effectively handled through interactive television, in addition to a wide range of entertainment and informational options. The Company's expertise in designing and installing interactive systems has been recognized in the cruise industry, where its interactive television solutions are now the system of choice for the world's two largest cruise lines. The Company believes that it is the only business with extensive experience implementing effective, consistently operating interactive television solutions in the cruise industry. The Company believes this gives it an advantage over competitors for system sales within the cruise industry. There can be no assurance, however, that the Company will continue to receive orders for additional system sales beyond those already obtained or that any sales made will result in the desired improvements to the Company's financial condition or results of operations.

     The Company is actively seeking to secure additional systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. The Company's management believes the negative impact of the September 2001 terrorist incidents on the cruise industry has temporarily diminished prospects for award of new projects, as cruise line operators focus on recovery of passengers and revenue to levels experienced prior to the terrorist incidents. Recent public announcements by the industry's largest cruise lines, Carnival, Royal Caribbean and Princess, concerning reservations for 2002 provide encouragement that substantial recovery is being realized. The Company's management believes that continuation of this trend in the short-term will result in the cruise lines being increasingly receptive to awarding additional systems integration projects for later in 2002, 2003 and beyond. There can be no assurance, however, that cruise industry passenger and revenue levels will continue to recover to pre-terrorist incident levels or that any such recovery will result in the award of additional systems integration projects to the Company. The Company is also pursuing opportunities for interactive media systems integration projects with potential customers outside the cruise industry.

     During 2001, Interactive Media systems integration operations were conducted primarily through technical consultants and administrative personnel based in the Company's Ft. Lauderdale office. Substantial portions of the work associated with major systems integration projects were performed onsite by Interactive Media personnel at various domestic and international locations, typically at European shipyards for installations on newly built ships or at sea for installations on ships currently in service. It is anticipated that 2002 operations will be conducted in a similar manner. Systems integration services were provided in 2001 exclusively to three significant customers, Carnival, Royal Caribbean and Celebrity. Revenue is expected to remain highly concentrated in 2002.

     Backlog and Pricing. As of December 31, 2001, the Company had a committed backlog of approximately $8,760,000 for Interactive Media consulting and systems integration services. The substantial majority of the backlog, approximately $8,670,000 is expected to be earned in 2002, with the remaining $90,000 expected to be earned in 2003. This compares with a committed backlog of approximately $2,010,000 for Interactive Media consulting and systems integration services as of December 31, 2000. The substantial increase in committed backlog is due to remaining applications development and interactive television systems commitments under the agreements entered with Carnival in February 2001 and commitments for substantial remaining portions for three shipboard interactive television systems for Royal Caribbean and Celebrity as of December 31, 2001 as compared to two systems as of the prior year end.

     Because of the significant proportion of fixed price services included in Interactive Media's 2001 consulting and systems integration operations, meaningful hourly rate information is not available. Interactive Media's gross profit percentage on consulting and systems integration services increased from 40% in 2000 to 43% in 2001. The increase is attributable to a higher proportion of consulting services, with typically higher associated margins since consulting is solely labor-related, in 2001 and Interactive Media's ongoing efforts to more cost effectively purchase equipment for systems integration projects.

     Supply Considerations. In 1999, the Company entered a Supplier Agreement with On Command for end user and other interactive television components to be used in future system installations. Under the Supplier Agreement, On Command agreed to exclusively sell Allin Interactive its proprietary components for use in certain markets. Under the terms of the Supplier Agreement, Allin Interactive has maintained exclusivity for sale of On Command components to the cruise industry. The Supplier Agreement also provides Allin Interactive with an exclusive license to use certain software necessary to operate the On Command equipment in this market. Under the agreement, On Command may request a license to use any modifications to the On Command software developed by the Company.

     The Company believes the On Command product offers substantial functionality improvements over components previously used in certain areas of interactive systems. The Company also believes that On Command's extensive research and development efforts focused on optimizing interactive television hardware and end-user component functionality and configurations will provide expertise for the periodic upgrading of technology that will help maintain the technological competitiveness of Interactive Media solutions. The Company ordered almost $5,000,000 of product from On Command in 2001. The original term of the Supplier Agreement was three years, with automatic renewal for annual periods unless either party provides notice of intent to terminate 180 days prior to expiration. The current expiration date of the Supplier Agreement is December 31, 2002. Although there can be no assurances, the Company anticipates the Supplier Agreement will automatically renew again in 2002.

     Certain computer hardware and software, networking components and radio frequency-based communication equipment utilized in Interactive Media projects is purchased from other suppliers. These components are readily available and may be purchased from a number of vendors. The Company does not manufacture any of the hardware components utilized in systems integration projects. The Company did not experience any problems obtaining components necessary for carrying out its 2001 systems integration projects on a timely basis and does not anticipate any such difficulties in 2002.

     Interactive Media's services are labor intensive and utilize the Company's consultants and engineers. The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, despite periods of labor shortage for technically skilled personnel. Because the Interactive Media Solution Area offers services in specialized technology niches, extensive training is provided to consultants and engineers to enhance their skills. Compensation for Interactive Media's technical staff is primarily salary-based.

     Competition. The market for interactive media consulting and systems integration services remains in the early stages of its development. The Company competes with other companies utilizing various technologies and marketing approaches, some of which may be larger than and may have greater financial resources than the Company.

     In the cruise market, competition currently comes from several companies. High Tech Electronics, a Malaysian company, has contracted with Star Cruise Line to operate interactive television systems on two ships. IDF, a German company, has installed a digital-based system on a cruise ship for Happag Lloyd. Another German company, Prodac, operates systems on several Festival Cruises ships that Interactive Media's management believes are primarily for pay-per-view movie operations.

     The Company believes that Interactive Media systems integration solutions are cost-effective because they can leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency-based distribution systems to low-cost end-user components. The Company believes the cost-effectiveness of its solutions and the extensive experience Interactive Media has developed providing interactive media services to the cruise industry provide advantages that form the basis for its competition in this market. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or develop innovative technologies that can successfully compete with the Company. There can also be no assurance that competition for system installations will be solely on a service provider basis as interactive competitors, including the Company, have at certain times been willing to make significant capital commitments to obtain system installations.

Technology Infrastructure

     Revenue from the Company's Technology Infrastructure Solution Area experienced a significant decline of 29% in 2001, after having increased 31% in 2000. Management attributes the decline to the general economic downturn, which has resulted in a substantial curtailment of spending for technology-based services. The percentage of solution area and total revenue for the three years ended December 31, 2001 is as follows:

Technology Infrastructure     Year Ended December 31
Percentage of                 ----------------------
                              1999     2000     2001
                              ----     ----     ----

Solution Area Revenue          14%      19%      16%
Total Revenue                  13%      18%      15%

     The Company has developed a long-standing expertise in technology infrastructure and is a member of Microsoft's Infrastructure Partner Advisory Council. The Company's management believes, despite the setback experienced in 2001 due to the economic downturn, that trends in technology have created conditions favorable to long-term growth for Technology Infrastructure. Among these trends are heightened security concerns arising from terrorism and the proliferation of distribution of information networks and accessibility and the proliferation of increasingly complex software and operating systems. Management believes these trends could have a beneficial impact on the Technology Infrastructure Solution Area once general economic conditions improve. There can be no assurance, however, that improving economic conditions will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company's results of operations and financial condition.

     Technology Infrastructure Solution Area services focus on customers' network and application architecture, messaging systems and security systems. Technology infrastructure is the foundation upon which technology applications are built. Network and application architecture deals with network design, local and remote access, Internet connectivity and operating system protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Effective messaging systems are collaboration tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Security solutions provide combinations of firewalls, virus protection and intrusion detection to protect Web servers, e-mail servers and other network components. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities.

     The Technology Infrastructure Solution Area services maintain a focus on Microsoft BackOffice technology including Windows XP and 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000 and SharePoint and utilize the Research in Motion Blackberry products for wireless communication. Security-oriented projects can utilize NetIQ technology designed for network monitoring. The Company believes that Technology Infrastructure enables its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

     The goal of the Technology Infrastructure Solution Area is to develop and implement enterprise-quality, scalable solutions solving business problems thereby bringing tangible benefits to customers. Technology Infrastructure follows the Allin Solutions Framework in planning and executing its engagements. The framework is intended to assure proper identification of customer goals for each project and that the recommended solution provides benefits to the customer's organization.

     Examples of recent Technology Infrastructure projects include:

     . Designed and implemented a solution based on NetIQ technology that allowed a freight transportation company's technical staff to proactively monitor the server environment, anticipate problems and resolve them before they affected end users.

     . Successfully migrated an information storage company from multiple operating systems to a fully Microsoft-based operating system featuring Windows 2000 and Exchange 2000 that enabled the company to take full advantage of existing business solution software, manage only one operating system and access systems and data remotely and that will accommodate upgrades to new technologies in the future.

     . Completed a security audit of existing infrastructure for a regional bank and developed a plan for correction of weaknesses that allow for hosting of a corporate web site and expanded e-commerce functionality.

     . Designed and implemented a thin-client solution for a grocery store chain that allowed remote access of standardized applications to individual stores and remote employees without compromising security or performance of corporate computing resources.

     . Designed and implemented monitoring and reporting capabilities for a customer relationship management system utilized by a business-to-business online auction provider that improved the customer's ability to view critical operational data and improving interaction with other back-end systems.

     Technology Infrastructure consulting is performed by both of the Company's Allin Consulting subsidiaries utilizing personnel based in the Company's Northern California and Pittsburgh locations. The majority of services were billed on an hourly basis with the remainder based on fixed prices. During 2001, one significant customer accounted for 12% of Technology Infrastructure revenue.

     There are common attributes to marketing objectives, backlog and pricing, supply considerations and competition for the Technology Infrastructure and E-Business Solution Areas. Discussion related to both solution areas is presented below under E-Business.

E-Business

     Revenue from the Company's E-Business Solution Area increased 16% in 2001, following a 7% decline in 2000. The increase is primarily due to several large projects performed for one customer in 2001, which far surpassed the level of services provided for any single customer in 2000. The customer, Gartner, Inc., accounted for 64% of E-Business revenue in 2001. Since many of these projects have been completed, management expects that E-Business revenue derived from Gartner, Inc. will decline substantially in 2002. The percentage of solution area and total revenue for the three years ended December 31, 2001 is as follows:

E-Business                Year Ended December 31
                          ----------------------
Percentage of             1999     2000     2001
                          ----     ----     ----

Solution Area Revenue      11%      11%      15%
Total Revenue              10%      10%      14%

     Management expects Internet-driven growth, the complex nature of business intelligence products and the growing interfacing of electronic business with traditional business operating systems will be compelling market forces representing an opportunity for growth in future periods for the E-Business Solution Area. There can be no assurance, however, that the Company will realize revenue growth related to its E-Business services.

     The E-Business Solution Area provides customized, scalable solutions that management believes enable customers to generate, organize and deliver critical data across their organizations while keeping data protected and secure. E-Business develops customized applications that automate processes, streamline workflows and respond to a customer's specific business needs. E-Business creates solutions based on the latest business intelligence technologies, including customer relationship management and supply chain management applications, that organize raw data into understandable information. E-Business also designs and implements portal-based solutions that connect to the customer's transactional systems and provide for quick, efficient and secure access and delivery of information for customers, suppliers and employees. The E-Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets. These services provide tools to empower customer personnel with the business intelligence for fast and effective decision making. E-Business solutions are targeted at increasing customer productivity, eliminating inefficiencies and reducing costs. The Company's expertise in these areas of technology is demonstrated by its inclusion in Microsoft's Collaborative Solutions Portal Partner Advisory Council.

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

     The goal of the E-Business Solution Area is to develop and implement scalable solutions solving business problems thereby bringing tangible benefits to customers. E-Business follows the Allin Solutions Framework in planning and executing its engagements. The framework is intended to assure proper identification of customer goals for each project and that the recommended solution provides benefits to the customer's organization.

     Examples of recent projects completed by the E-Business Solution Area include:

     . Automated manual processes for a new product development system for a rail and transit products and services provider which resulted in tighter process control, improved timeliness, standardized program tracking and enhanced understanding of projects at summary and detailed levels.

     . Designed and implemented a project management portal utilizing Microsoft SharePoint Portal Server for a specialty materials producer that enhanced data and project management and lowered costs.

     . Automated project management methodology for a large financial services company, which improved efficiency, facilitated access to critical information and enhanced communication among project managers, department managers and executive sponsors.

     . Developed interfaces for plant-based mainframe systems and a corporate-wide enterprise resource planning system for a wood processing company that allowed for transfer of information that expanded reporting functionality.

     . Redesigned an existing web site for a supplier of technology-based products for the rail and transit industries, which improved the site's focus, usability, ease of maintenance and graphic design.

     E-Business consulting was performed by both of the Company's Allin Consulting subsidiaries utilizing personnel based in the Company's Northern California and Pittsburgh locations. The majority of services were billed on an hourly basis with the remainder based on fixed prices.

     The following discussion of marketing, backlog, supply considerations and competition relates to both the Technology Infrastructure and the E-Business Solution Areas.

     Marketing. Technology Infrastructure and E-Business target horizontal markets, meaning businesses across a broad spectrum of industries. The Company's current target market for these solution areas is mid-market to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from $250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size.

     Management intends to continue the Microsoft focus in the Company's Technology Infrastructure and E-Business operations through ongoing training and certification of its consultants and through joint marketing efforts with Microsoft. Management believes that the Company's Microsoft designations and advisory council participation, which are described above under General Development of Business, provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings. Management also believes the established relationship with Microsoft will position the Company to benefit from Microsoft's expected growth in Internet, business intelligence and infrastructure media products since Microsoft has historically relied extensively on third parties for custom development and integration services. No assurance can be given, however, that any growth or change in Microsoft's product sales will result in increased revenue or profitability for the Company.

     Backlog and Pricing. As of December 31, 2001, committed backlog totals for the Technology Infrastructure and E-Business Solution Areas were approximately $225,000 and $275,000, respectively. All of the committed backlog is expected to be earned in 2002. As of December 31, 2000, combined committed backlog for Technology Infrastructure and E-Business was approximately $710,000. Management attributes the decline in backlog to the impact of the general economic downturn on technology-related spending in 2001.

     Average billing rates for the Technology Infrastructure and E-Business Solution Areas as of December 31, 2001 were $151 per hour for Northern California-based operations and $94 for Pittsburgh-based operations. This represents an approximate 11% increase for Northern California average billing rates and a 2% decrease in Pittsburgh average billing rates during 2001. Average billing rates for the Technology Infrastructure and E-Business Solution Areas as of December 31, 2000 were $136 per hour for Northern California-based operations and $96 for Pittsburgh-based operations.

     Supply Considerations. The services performed by the Technology Infrastructure and E-Business Solution Areas are primarily labor intensive and are provided by the Company's consultants and engineers. The Company's Allin Consulting subsidiaries maintain an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. The general economic downturn caused staff reductions in many companies and technology consulting firms during 2001, diminishing alternate employment prospects for the Company's consultants and engineers. Compensation for the Company's technical consulting staff is primarily salary-based, with some hourly production-based employees. The Company's management believes that a salary-based model helps to foster continuity in the consulting staff and long-term improvement of its technical knowledge capital while reducing the costs of employee turnover. The computer hardware, software and supplies purchased to support the operations and consultants of these solution areas are readily available from a large number of suppliers.

     Competition. The technology consulting industry is very fragmented with a large number of participants due to historic growth of the overall market for services and low capital barriers to entry. Competitors include very large consulting organizations such as Electronic Data Systems, Ciber, Inc., Accenture, Computer Associates, Keane, Inc. and Sapient Corp. Computer hardware and software manufacturers and vendors also provide a significant level of computer consulting services although these are generally oriented toward development and support for their other products. Examples are IBM, Oracle and Compaq. Management believes the larger competitors are generally oriented to very large engagements.

     Management believes that the solution areas' strongest competition comes from smaller regional or local consulting firms with service specialties similar to the Company's and from smaller national organizations with strong operations in the markets where the Company's services are concentrated. In the Northeastern United States, competitors would include firms such as Stargate, PC Solutions, Sarcom and Anexinet. In Northern California, competitors would include firms such as Convergent, PCS Networks, Infoworks, Magenic, Vertigo and Terrace.

     Allin Consulting competes primarily on a service and performance basis. The Company's customer-oriented approach seeks to develop long-term relationships where Allin Consulting becomes the established consultant helping customers solve their business problems through technology. Management believes the Company's competitive advantages include the quality and broad scope of its services and its expertise in Microsoft-based technology.

Legacy Technology Consulting

     Revenue from the Company's legacy technology consulting services declined steadily as a portion of solution area and total revenue from 1999 to 2001. The percentage of solution area and total revenue for the three years ended December 31, 2001 is as follows:

Legacy Technology         Year Ended December 31
                          ----------------------
Percentage of             1999     2000     2001
                          ----     ----     ----

Solution Area Revenue      56%      34%      12%
Total Revenue              51%      32%      11%

     Industry Overview. Demand for legacy technology services was flat or declining in both 2000 and 2001 due to trends away from mainframe computer systems and the end of evaluation and remediation services related the Year 2000 computer issue. The year 2000 issue had been a significant factor driving growth in services in the late 1990's. The Standard & Poor's Industry Survey for
Computers: Commercial Services of June 28, 2001 notes continued slowing of revenue for mainframe custom programming. The survey attributes the decline to the significant transition from mainframe to client/server network configurations, where the availability of pre-packaged software and software application development tools have lessened the need for legacy technology programming.

     Operations. The Company's legacy technology consulting services are performed by Allin Consulting-Pennsylvania. Legacy technology consulting services represented the majority of that entity's services when it was acquired in August 1998. While management expects such operations to continue, the level of these services has declined significantly in 1999, 2000 and 2001. Management expects a continued decline in the level of legacy technology services performed in 2002. Historically, virtually all of legacy technology consulting services have been delivered on a customer-managed basis. In the Company's restructuring of solution area operations in early 2001, legacy technology consulting services were separated from other solution area services that are more closely consistent with the Company's interactive television and Microsoft-based technology focus. Legacy technology consulting services are overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

     The Company provides legacy technology consulting and custom development for mainframe systems, including application development, data base development and administration, and data communications development for IBM proprietary technology, intended to meet its clients' legacy system needs for special or deadline sensitive projects, peak and backlogged workloads, and specialized skill applications. Allin Consulting-Pennsylvania provides technical solutions including custom development for IBM MVS proprietary environments and mainframe development and support for Cobol, DB2, IMS DB/DC and CICS applications. The Company also historically provided specialized legacy technology consulting services related to Hogan IBA software applications, which are specialized products for the banking industry. The last Hogan IBA-related engagement was completed in July 2001. The Company does not intend to offer Hogan IBA-based services in the future.

     The Company places significantly greater marketing emphasis on the interactive media and Microsoft-based solutions-oriented services offered by the Interactive Media, Technology Infrastructure and E-Business Solution Areas. While the Company is not aggressively seeking new clients for legacy technology services, renewal and expansion of services with existing clients are being solicited.

     Legacy technology consulting services related to mainframe systems are based in Pittsburgh and are primarily conducted in the Pittsburgh area. During 2001, all of the services were billed on an hourly basis. During 2001, three significant customers, Bayer, Wells Fargo Bank and PPG Industries collectively accounted for 41% of legacy technology consulting revenue. Revenue is expected to remain concentrated among a small base of customers in 2002.

     Backlog and Pricing. As of December 31, 2001, the Company had a committed backlog for legacy technology consulting services of approximately $620,000, all of which is expected to be earned in 2002. As of December 31, 2000, the Company had a committed backlog for legacy technology consulting services of approximately $596,000.

     The average billing rate for legacy technology consulting services was $57 per hour as of December 31, 2001, as compared to $55 per hour as of December 31, 2000.

     Supply Considerations. Legacy technology consulting services are primarily labor intensive and are provided by the Company's consultants and engineers. Due to the declining nature of these services, the Company recruits only on an as-needed basis. The Company's legacy technology consulting staff is a mix of salary- and hourly-based employees and hourly-based independent contractors.

     Competition. For mainframe-based legacy technology consulting services, competitors include Stargate, PC Solutions, Sarcom and Anexinet. The Company competes on the basis of the high quality of the services that it offers.

Ancillary Services & Product Sales

     Ancillary services and product sales are those revenue producing activities carried out by the Company that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. Ancillary Services & Product Sales are conducted either because they represent continuation of operating activity that originated under an operating model that was subsequently abandoned or because they meet client requests for products and services recommended during the performance of solution area services or associated with continued operation of previously implemented solutions.

     Revenue from the Company's Ancillary Services & Product Sales has decreased as a proportion of the Company's overall revenue from 1999 to 2001. The Company's management believes that this trend is consistent with the Company's strategic focus of being a provider of the types of technology consulting and systems integration services described under Solution Area Services above. The percentages of total revenue represented by the Company's Ancillary Services & Product Sales for the three years ended December 31, 2001 are as follows:

Ancillary Services & Product Sales      Year Ended December 31
                                        ----------------------
Percentage of                           1999     2000     2001
                                        ----     ----     ----

Total Revenue                            9%       5%       4%

     Three customers collectively accounted for 66% of Ancillary Services & Product Sales during 2001.

Interactive Television Transactional Services

     The percentage of total revenue derived from interactive television transactional services for the three years ended December 31, 2001 is as follows:

Interactive Television
Transactional Services                  Year Ended December 31
                                        ----------------------
Percentage of                           1999     2000     2001
                                        ----     ----     ----

Total Revenue                            7%       2%       2%

     The Company continued to derive revenue from interactive television operations on two cruise ships until December 2001 when such operations ceased. Revenue was derived from pay-per-view movies and video gaming. No management fees were earned in 2000 or 2001 for operation of interactive television systems, as had been the case in 1999. In 2001, interactive television transactional services were provided under a contract with Carnival that originated when the

Company followed an owner-operator model from 1995 to 1997 and installed interactive television systems on cruise ships with the Company bearing a significant portion or all of the system capital cost. The level of interactive television transactional services was significantly reduced in 2000 and 2001 as compared to prior years. The Company began 1999 operating interactive systems on a total of eight cruise ships for Celebrity, Carnival and Norwegian Cruise Lines. The systems aboard the two Carnival ships that continued operation in 2000 and 2001 historically provided the highest per-ship revenue from pay-per-view movies. Carnival purchased the systems in February 2001. The Company continued operation of the systems and continued to earn transactional revenue until Carnival accepted operational responsibility. The Company does not anticipate any operations of this type in the future.

     The Company had entered into agreements with distributors of motion pictures for non-theatrical viewing under which the distributor licenses to the Company the right to make pay-per-view movies available on the Company's interactive television systems. Payment to the distributors was based on revenue derived from the sale of such movies on the Company's interactive television systems or on a fixed price basis for certain time periods. The distributor paid the associated royalties to the motion picture studios and other third parties.

Information System Product Sales

     The percentage of total revenue derived from information system product sales, excluding sales to related companies, for the three years ended December 31, 2001 is as follows:

Information System Product Sales     Year Ended December 31
                                     ----------------------
Percentage of                        1999     2000     2001
                                     ----     ----     ----

Total Revenue                         1%       2%       1%

     Information system product sales have historically been obtained in connection with technology consulting engagements carried out by the Company's solutions areas. The Company's cruise line customers are a secondary source of information system product sales, primarily for replacement equipment for interactive television systems. The Company does not aggressively market product sales of this type.

     Information system products sold include computer hardware and software and interactive television components. The Company has historically maintained relatively little inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Hardware and software sales operations were conducted from the Company's Ft. Lauderdale and Pittsburgh offices in 2001. From February to May 2000, the Company also operated a business in Erie, Pennsylvania known as Erie Computer Company. A significant portion of Erie Computer's sales during this period were information system product sales, which accounts for the higher level of sales in 2000. During 2001, three customers collectively accounted for 90% of information system product sales.

     Supply Considerations. Most of the computer hardware and software sold by the Company is readily available from a large number of sources. There are limited sources of supply for some of the replacement interactive television equipment sold by the Company, which is purchased under the Supplier Agreement with On Command. See Suppliers under the Interactive Media section of this Item 1 - Business for additional information regarding the Company's Supplier Agreement with On Command. The Company does not anticipate problems in obtaining necessary equipment.

Other Services

     The percentage of total revenue derived from other services for the three years ended December 31, 2001 is as follows:

Other Services                       Year Ended December 31
                                     ----------------------
Percentage of                        1999     2000     2001
                                     ----     ----     ----

Total Revenue                         1%       1%       1%

     Other services include several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity. Examples of these types of revenue are placement fees and vendor referral fees. The Company actively discourages customers from hiring solution area consultants; however, there are occasionally situations where customers solicit employees. In these situations the Company will charge placement fees. During 2001, the Company also received commissions from several vendors related to product referrals and also earned revenue related to the 2000 sale of certain contracts for network monitoring services. Other services are not expected to be significant to the Company's operations.

Research and Development

     Because the Company purchases most of key interactive television system equipment and hardware utilized for Interactive Media systems integration projects from On Command, Interactive Media's operational and technical executives monitor On Command's ongoing product research and development activities. Consequently, the Interactive Media Solution Area did not undertake any significant research and development efforts in 2001 and did not incur research and development expenses. The Company does not expect to undertake extensive research and development efforts or incur substantial research and development expenses in 2002. Interactive Media incurred research and development expenses of $23,000 and $21,000 during 1999 and 2000, respectively, related to application development and functionality improvements associated with the On Command hardware platforms utilized for interactive television systems.

Employees

     As of February 15, 2002, the Company employed approximately 80 people and utilized the services of four independent contractors. None of the employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

Marketing and Sales

     The Interactive Media Solution Area currently targets the cruise industry as the primary source of new business, but will also market to other industries as opportunities arise. The marketing and sales efforts of the Technology Infrastructure and E-Business Solution Areas are targeted toward businesses having between $250 million and $1 billion in annual revenue. The Company's Technology Infrastructure and E-Business Solution Areas target horizontal markets, meaning potential clients in any industry.

     The Company has seven dedicated sales and marketing personnel focused on promoting, or securing engagements for, the Company's different solution area services. Certain of the Company's operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company's solution area operations.

(d)  Financial Information About Geographic Areas

     Financial information about geographic areas in which the Company operates is included in Note 19 of the Notes to the Company's Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data.

(e)  Risk Factors

     Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures about Market Risk and other sections of this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 - Business, in this "Risk Factors" section, in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 7A - Quantitative and Qualitative Disclosures about Market Risk. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and future incidents of terrorism that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Stock Market Requirements. The Company's common stock was delisted from Nasdaq's National Market as of the opening of business on May 9, 2001. At the time of the delisting, the common stock was not eligible for listing on Nasdaq's SmallCap Market. Losing the designation of the common stock as a Nasdaq listed security likely reduces the liquidity of the common stock and could limit the Company's ability to raise equity capital. Quotation of the common stock on the OTC Bulletin Board commenced on May 9, 2001. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease further.

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

     General Economic Conditions. A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending further assessment of the expected magnitude and duration of the domestic economic downturn. Management attributes the shortfalls in Technology Infrastructure and E-Business revenue growth from the Company's original expectations for 2001 to the downturn in the domestic economy beginning late in 2000. Management believes the economic uncertainty will likely negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the majority of 2002. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond 2002, which would negatively impact the Company's results of operations and financial condition.

     World Events. Interactive Media consulting and systems integration services accounted for approximately 56% of the Company's revenue and 51% of the Company's gross profit for the year ended December 31, 2001. Interactive Media projects also represent a substantial majority of the Company's committed backlog for 2002. Interactive Media services are provided predominantly to customers in the cruise industry. Following the terrorist attacks which occurred in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. As of early 2002, passenger occupancy and revenue had partially recovered from these declines. However, should the recent events or any future world events cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company's future results of operations. Any world events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area's ability to obtain additional future business. To the extent that any future incidents of terrorism negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure or E-Business customers, the Company's future results of operations may also be negatively impacted.

     Decline in Legacy Technology Consulting Services. The Company has experienced a substantial decline in demand for legacy technology consulting services related to mainframe systems and specialized Hogan IBA software products for the banking industry. The Company completed its final Hogan IBA-based project in July 2001 and does not anticipate further provision of services related to this legacy technology. Revenue and gross profit derived from legacy technology services have declined steadily during 1999, 2000 and 2001 and are expected to continue to decline during 2002. The decline is attributable to both industry trends and the Company's marketing focus on solutions-oriented services. Legacy technology consulting services were formerly a significant source of cash flow to the Company. There can be no assurance that the Company will be successful on an ongoing basis in developing a sufficient level of solutions-oriented consulting services to offset the declines in revenue and gross profit from legacy technology consulting services.

     Discontinuation of Digital Imaging Operations. During the second quarter of 2001, the Company determined to discontinue the digital imaging systems integration operations previously carried out by the Interactive Media Solution Area and the ancillary sales of digital imaging products. The Company had implemented changes to the marketing strategy for digital imaging systems integration services in the third quarter of 2000 to focus on high value-added integration projects in order to more closely meet the Company's gross profit percentage objectives. While the projects undertaken thereafter generally resulted in a higher gross margin percentage, the demand for high value-added systems integration services within the portrait photography industry was smaller than demand for the broader range of service levels previously offered. The result was that aggregate digital imaging systems integration revenue and gross profit declined from previous levels. The decline in results from operations and the loss of key managerial and sales personnel in the second quarter of 2001 led to the determination to discontinue operations. The Company recognized impairment losses related to Allin Digital's inventory, certain assets related to photography concessionaire operations, and certain capitalized assets and recorded additional provisions to increase Allin Digital's allowance for doubtful accounts receivable in 2001. The Company is currently attempting to sell the remaining inventory and assets and to collect remaining accounts receivable from its digital imaging operations. If the Company is unable to sell the remaining inventory or other assets at the estimates of fair value presently recorded or if the Company is unable to collect accounts receivable exceeding the presently recorded allowance for doubtful accounts, the Company's future profitability will be adversely impacted.

     Dependence on Key Personnel. The Company's success is dependent on a number of key management, technical and operational personnel for the management of consulting and systems integration operations, development of new markets and timely installation of systems. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

     Competitive Market Conditions. The technology consulting industry is fragmented with a large number of smaller-sized participants due to historical growth of the overall market for services and low capital barriers to entry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities will require continuing education and training of the Company's technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company's customers. The Company's competitors may have resources to develop training and industry monitoring programs that are superior to the Company's. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The market for interactive media consulting and systems integration services is new and rapidly evolving. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company's current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. The Company has developed software interfaces and modifications for end-user operating components from On Command to be utilized in interactive television system installations. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. There can also be no assurance, however, that competitors will not develop systems and products with superior functionality or cost advantages over the Company's products and applications.

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

     Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2001. As of December 31, 2001, the Company had a retained deficit of $45,328,000. Although net income was recognized for the third and fourth quarters of 2001, the Company anticipates that net losses may be incurred in future periods. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

     Proprietary Technology; Absence of Patents. The Company does not have patents on any of its system configurations, designs or applications and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company's policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of its software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the Company's system configurations, designs or applications and proprietary information or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its system configurations, designs or applications. Any misappropriation of the Company's system configurations, designs or applications or proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risk of Technological Obsolescence. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company's success will depend in part upon its ability and the ability of key suppliers to develop, refine and introduce high quality improvements in the functionality and features of its system configurations, designs and applications in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved technology systems and applications that could adversely affect the Company's business, financial condition and results of operations.

     Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

Item 2 - Properties

     The Company's principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in leased office space. The Pittsburgh office houses the Company's executive management, technical, administrative and financial personnel. Management, sales, technical and administrative personnel associated with the Eastern United States operations of the Technology Infrastructure and E-Business Solution Areasand the Company's legacy technology consulting services also utilize the Pittsburgh office.

     The Company's Technology Infrastructure and E-Business Solution Areas also utilize leased office space in San Jose and Walnut Creek, California. These offices serve as a base of operations or an available worksite for solution area management, sales, technical or administrative personnel associated with Western United States solution-area operations.

     The Interactive Media Solution Area utilizes leased office space in Ft. Lauderdale, Florida as the primary base of operations for its consulting and systems integration operations. Solution area management, sales, technical and administrative personnel associated with Interactive Media solution-area operations utilize the Ft. Lauderdale office. The Ft. Lauderdale office is comprised of mixed-use space and includes professional office space, work areas for configuration of equipment utilized on systems integration projects and storage areas for inventory. The Company leased additional office space at its Ft. Lauderdale location in 2001 to accommodate growth experienced in Interactive Media operations. The Ft. Lauderdale office also houses logistical functions associated with information product sales.

     As of December 31, 2001, the Company's leased offices in Ft. Lauderdale, San Jose and Walnut Creek were fully utilized. The Pittsburgh office is underutilized due to reductions in personnel based in Pittsburgh during 2001. Management believed the Company's Pittsburgh-based operations could effectively utilize a smaller space following the January 31, 2002 expiration of the lease for the Pittsburgh office. Pursuant to negotiations, the Company's landlord has agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company's space. At that time, the Company will likely move to smaller space within the same building more commensurate to its needs. Such space is currently available. The Company's rent expense has been reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions. Management believes the new arrangement is beneficial to the Company since it has currently secured a rent reduction while deferring the costs and inconvenience of moving.

Item 3 - Legal Proceedings

     The Company from time to time is involved in litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject, for which any material adverse judgment is considered probable.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

     Allin Corporation's common stock has been quoted on the OTC Bulletin Board since May 9, 2001. The Company's common stock is quoted under the symbol "ALLN." The Company's common stock was previously listed on The Nasdaq Stock Market's ("Nasdaq") National Market System from the time of the Company's initial public offering of its common stock in November 1996 until the common stock was delisted from the National Market as of the opening of business on May 9, 2001. The Company was unable to maintain compliance with Nasdaq's criteria for continued designation of the common stock as a National Market security. At the time of the delisting, the common stock was not eligible for listing on Nasdaq's SmallCap Market. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease.

     From January 1 to May 8, 2001, the high and low closing prices per share of the common stock as reported by Nasdaq were $1.875 and $0.470, respectively. From May 9 to December 31, 2001, the high and low bid prices per share of common stock as quoted on the OTC Bulletin Board were $0.300 and $0.070, respectively. Over-the-counter quotations per the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Quarterly high and low closing prices as reported by Nasdaq or high and low bid prices per OTC Bulletin Board quotations, as applicable, per share of common stock during 2000 and 2001 were as follows:

                                                     Quarterly High   Quarterly Low
     High and Low Prices Per Share of Common Stock       Price            Price
Closing Prices as Reported by Nasdaq:
First Quarter 2000                                      $ 5.125          $ 3.438
Second Quarter 2000                                       3.438            2.188
Third Quarter 2000                                        2.500            1.750
Fourth Quarter 2000                                       2.313            1.250

First Quarter 2001                                      $ 1.875          $ 0.500
Second Quarter 2001 (through May 8, 2001)                 0.980            0.470

Bid Prices per OTC Bulletin Board Quotations:
Second Quarter 2001 (beginning May 9, 2001)             $ 0.300          $ 0.170
Third Quarter 2001                                        0.300            0.110
Fourth Quarter 2001                                       0.170            0.070

     On March 13, 2002, there were 89 record holders of the common stock. Record holders do not include owners whose shares are held only in street name by a broker or other nominee.

     There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, as amended, prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock. The Loan and Security Agreement expires September 30, 2002. Each of the Certificates of Designation governing the Company's Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Item 6 - Selected Financial Data

                        ALLIN CORPORATION & SUBSIDIARIES

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except for per share data)

     The selected financial data for each of the periods ended December 31, 1997, 1998, 1999, 2000 and 2001 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Supplementary Data of the Company (Item 8), and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), included elsewhere in this Form 10-K and in the Company's Form 10-K reports for the periods ended December 31, 1999 and 2000.

     During the periods presented, the Company's financial position and results of operations have been materially impacted by acquisitions of businesses. Acquired businesses include Allin Consulting-Pennsylvania in August 1998 and MEGAbase (subsequently merged into Allin Consulting-California) in November 1998. Results of operations for acquired entities are included only for time periods subsequent to the acquisitions and accordingly affect the comparability of information among the periods presented.

     The Company's September 1998 sale of SportsWave, Inc. ("SportsWave") represents disposal of a segment of the Company's business, and results of operations for this company have been reclassified to discontinued operations for all applicable periods. In June 2001, the Company decided to discontinue Allin Digital's digital imaging technology-based operations. Results of operations for Allin Digital have been reclassified to discontinued operations for all periods.

     The selected financial data for the period ended December 31, 1997 includes the results of continuing operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Network and Allin Holdings for the full year of 1997. The selected financial data for the period ended December 31, 1998 reflect the results of continuing operations of the previously noted five companies for the full year of 1998 and Allin Consulting-Pennsylvania for the portion of 1998 subsequent to acquisition. Operations for MEGAbase subsequent to acquisition are reflected with Allin Consulting-California. The selected financial data for the periods ended December 31, 1999, 2000 and 2001 reflect the financial position and results of operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings for the full years of 1999, 2000 and 2001. The selected balance sheet data as of December 31, 1997 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Network, Allin Holdings, SportsWave and Allin Digital as of that date. The selected balance sheet data as of December 31, 1998, 1999, 2000 and 2001 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network, Allin Holdings and Allin Digital as of those dates.

                                                                         Period Ended December 31,
                                                                         -------------------------
                                                         1997         1998         1999         2000         2001
                                                      ----------   ----------   ----------   ----------   ----------
Statement of Operations Data:
    Revenue .......................................   $    9,483   $   14,193   $   22,705   $   20,870   $   18,081
    Cost of sales .................................        5,883        7,833       13,714       12,455        9,723
                                                      ----------   ----------   ----------   ----------   ----------
    Gross profit ..................................        3,600        6,360        8,991        8,415        8,358
    Depreciation & amortization ...................        3,617        3,368        2,446        2,072        1,571
    Loss on impairment or disposal
      of assets ...................................          856        3,165           86           67       10,630
    Other selling, general & administrative .......        8,184        6,976        8,651        8,722        7,297
                                                      ----------   ----------   ----------   ----------   ----------
    Loss from operations ..........................       (9,057)      (7,149)      (2,192)      (2,446)     (11,140)
    Interest (income) expense, net ................         (413)          (7)         173          216          117
                                                      ----------   ----------   ----------   ----------   ----------
    Loss before provision for income taxes ........       (8,644)      (7,142)      (2,365)      (2,662)     (11,257)
    Provision for (benefit from) income taxes .....           45           (2)           9          (79)          --
                                                      ----------   ----------   ----------   ----------   ----------
    Loss from continuing operations ...............       (8,689)      (7,140)      (2,374)      (2,583)     (11,257)
    Gain (loss) from discontinued operations ......       (2,014)       1,349         (302)        (371)        (689)
                                                      ----------   ----------   ----------   ----------   ----------
    Net loss ......................................      (10,703)      (5,791)      (2,676)      (2,954)     (11,946)
    Accretion and dividends on preferred stock ....          232          779          699          637          660
    Net loss attributable to common shareholders ..   $  (10,935)  $   (6,570)  $   (3,375)  $   (3,591)  $  (12,606)
                                                      ==========   ==========   ==========   ==========   ==========
    Net loss per common share .....................   $    (2.12)  $    (1.20)  $    (0.56)  $    (0.56)  $    (1.81)
                                                      ==========   ==========   ==========   ==========   ==========
    Weighted average number of common
      shares outstanding ..........................    5,157,399    5,466,979    5,972,001    6,371,827    6,966,365
                                                      ==========   ==========   ==========   ==========   ==========

                                   1997      1998      1999      2000      2001
                                  -------   -------   -------   -------   ------
Balance Sheet Data:
     Working capital .......      $ 6,748   $ 2,513   $ 2,228   $ 1,898   $1,431
     Total assets ..........       21,653    26,312    24,026    24,282    9,058
     Total liabilities .....        3,644     8,071     6,047     8,295    5,644
     Preferred stock .......        2,500     4,652     7,578     6,667    6,680
     Stockholders' equity ..       15,509    13,589    17,979    15,987    3,414

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the annual periods ended December 31, 1999, 2000 and 2001. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in this Annual Report on Form 10-K. Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries

     In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, words such as "estimates," "expects," "anticipates," "believes," "intends," "will" and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, public market and trading issues, uncertainty as to the Company's future profitability, fluctuations in operating results, the Company's history of net losses and accumulated deficit, liquidity, and risks associated with general economic conditions, world events, the decline in demand for legacy technology consulting services, the Company's discontinuation of digital imaging operations, dependence on key personnel, competitive market conditions in the Company's existing and potential future lines of business, rapidly changing technology, risks of technological obsolescence, as well as other risks and uncertainties. See Item 1 - Business - under the caption "Risk Factors".

Overview of Organization, Products & Markets

     Allin Corporation is a leading provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services. The Company specializes in interactive media applications and Microsoft Corporation ("Microsoft") product-based technologies, with operations centered on three solution areas: Interactive Media, Technology Infrastructure and E-Business. The Company leverages its experience in these specialties and a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California.

     The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 2001, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation ("Allin Interactive"), Allin Corporation of California ("Allin Consulting-California"), Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), and Allin Network Products, Inc. ("Allin Network") are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Holdings Corporation ("Allin Holdings") is a non-operating subsidiary that provides treasury management services to the Company. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. ("Allin Digital"). Phase-out of these operations continues and is expected to be completed in 2002. Allin Interactive, Allin Holdings and Allin Digital are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations.

     The financial information for the periods ended December 31, 1999, 2000 and 2001 reflect the results of continuing operations of the Company, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings. Results of Allin Digital's operations, including certain losses due to impairment of assets recorded at the time of discontinuation of operations, are reflected as results of discontinued operations.

     The Company's solution area-based organizational structure is designed to complement the customer-oriented focus of the Company's marketing strategy. The Interactive Media Solution Area focuses on interactive media applications development and integration. Interactive Media's customers have historically been concentrated in the cruise industry. Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States. The Technology Infrastructure and E-Business Solution Areas focus on developing Microsoft-based technology solutions for customers diverse in size and across a broad array of industries. Technology Infrastructure and E-Business consultants have extensive experience in designing, developing and deploying solutions to enhance accessing, communicating and protecting information. Technology Infrastructure and E-Business consulting services are provided from the Company's Northern California and Pittsburgh offices. The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and will foster the growth of long-term customer relationships with ongoing service opportunities.

          A brief description of the Company's solution areas follows:

..    The Interactive Media Solution Area focuses on the Company's expertise in interactive media applications by providing interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Management believes that interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency distribution systems to end-user monitors or televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and MPEG content. Applications developed for, and utilized by, customers include pay-per-view movies, shore excursion ticketing, in-cabin gaming, meal service ordering, and distribution of activities and informational content.

..    The Technology Infrastructure Solution Area focuses on customers' network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technological capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers.

..    The E-Business Solution Area provides solutions that enable organizations to evaluate and optimize business processes, streamline workflow and extend corporate messages, products, services and processes to customers, partners and suppliers. E-Business delivers portal and business intelligence solutions that automate and streamline information creation, storage, sharing and retrieval. Management believes that E-Business solutions enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Solutions emphasize Internet and intranet capabilities including company portals, extranet-based supply chains and electronic commerce sites, data warehousing, work flow, and interfaces with, or custom development for, business operation transaction systems. Management believes E-Business solutions empower customer personnel with business intelligence for fast and effective decision making.

     The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these are the operating relationships with On Command Corporation ("On Command") and Microsoft. The Company utilizes end-user component and computer hardware platforms and configurations developed by On Command for interactive television systems integration projects. The Company has a Supplier Agreement with On Command which grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise industry market.

     Both of the Company's Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. During 2001, both of the Allin Consulting subsidiaries were also designated as Microsoft Gold Certified Partners. The Company intends to continue its specialization in Microsoft-based technology products.

     Allin Consulting-Pennsylvania has also historically performed consulting services for certain legacy technologies, including application development, data base development and administration, and data communications development for IBM proprietary technology. Legacy technology consulting services are overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations. While management expects legacy technology consulting operations to continue, the level of these services declined significantly in 1999, 2000 and 2001 and is expected to continue to decline in 2002.

     The Company also provides certain ancillary services and information system product sales, which are those revenue producing activities that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans.

Critical Accounting Policies and Estimates

     The Company's significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data in this Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

     Revenue and Cost of Sales Recognition. The Company's recognition method for revenue and cost of sales for the Interactive Media Solution Area's systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion, if significant software modification is required, or proportional performance. Software modification is typically involved with these projects, including loading of proprietary applications developed by the Company for the customer, so the percentage of completion method is normally used for these significant projects. The Company utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For systems integration projects of this type, management must estimate expected total labor hours and costs and expected total non-labor costs at the beginning of the project. Management reviews the status of projects monthly, including labor and other costs incurred to date and expected for completion of the project, project timing, and any issues impacting project performance. Any changes to expected labor hours or expected costs for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Management must estimate expected labor for project completion at the beginning of each project. Fixed price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. Revenue recognized on a percentage of completion or proportional performance basis has been growing in proportion to the Company's total revenue over the last three years, primarily due to increased Interactive Media activity. Revenue recognized on this basis was approximately 8%, 17% and 46%, respectively, of the Company's total revenue for the years ended December 31, 1999, 2000 and 2001. Usage of the percentage of completion or proportional performance methods can result in unwarranted acceleration of or delay in recognition of revenue and cost of sales if management's estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in revenue and cost of sales recognition based on the latest available information. Management's estimates and assumptions also impact the Company's assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled revenue, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company's Consolidated Balance Sheets.

     Impairment of Long-Lived Assets. Due to significant variances in the rate of 2001 revenue and gross profit growth from prior expectations for Allin Consulting-California and Allin Consulting-Pennsylvania and changing perceptions about market conditions for technology consulting services, the Company's management believed that facts and circumstances indicated the carrying value of certain intangible assets related to the acquisitions of those businesses may not be recoverable. Since information concerning fair value of these assets was not readily available from outside sources, the Company utilized estimated future cash flows to determine fair value. This calculation required the Company's management to make estimates of future revenue and income from operations of Allin Consulting-Pennsylvania and Allin Consulting-California and period-to-period growth-rate assumptions for revenue and expenses. Management was also required to make assumptions regarding the appropriate number of years to include in the estimate for Allin Consulting-

Pennsylvania. Cash flow projections indicated the estimated fair values of the acquired intangible assets were less than the net unamortized values of the assets. Once impairment had been determined, management was required to make assumptions regarding an appropriate interest rate for discounting cash flows to determine the amounts of the impairment losses. Impairment losses of $10,627,000 associated with goodwill recorded on Allin Consulting-California and Allin Consulting-Pennsylvania were recorded during 2001. This represents a significant portion of 2001 selling, general & administrative expenses. No losses of this type were recorded in 1999 or 2000.

     Inventory. Inventory, consisting principally of digital photography equipment and software and computer hardware, software and communications equipment utilized in interactive television systems, is stated at the lower of cost or market. A portion of Allin Interactive's inventory consisted of equipment salvaged from shipboard interactive television systems where operations under an owner-operator model had been discontinued in 1997 and 1998. The carrying value had been based on prior estimates of salvage value. During 2001, management determined that the quantities of this equipment exceeded the demand from its cruise line customers for replacement parts for similar systems still in operation. There was no readily available valuation information for this equipment due to its age and previous use. Management was therefore required to determine new estimates of market value for the equipment remaining in inventory. Allin Interactive recorded an inventory writedown of approximately $121,000, which represents an immaterial portion of selling, general & administrative expenses for the year ended December 31, 2001. The Company's management decided to discontinue digital imaging services in 2001 and to sell Allin Digital's remaining inventory of equipment as individual components through Internet-based auctions and to existing clients. Management believed that this diminished the value of the remaining inventory since some components offered greater potential value as part of a complete system installation than sold as individual components. The Company prepared new estimates of the market value for Allin Digital's inventory, based on sales of similar components on Internet-based auctions. Inventory was written down approximately $293,000, which represents a significant portion of the loss from discontinued operations for the year ended December 31, 2001. The carrying value of all inventory at December 31, 2001 was approximately $75,000, which is significantly reduced from prior levels. Due to the discontinuation of Allin Digital's operations and Allin Interactive's intention to purchase the majority of equipment needed for projects on an as-needed basis, the Company's inventory levels should remain lower in 2002 than was typical throughout 2001, which should diminish the likelihood of future significant writedowns of inventory to estimated market value.

Certain Related Party Transactions

     During the years ended December 31, 1999, 2000 and 2001, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and products and leases for office space. Services and products sold represented less than 1% of the Company's revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services and products represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services and products is similar to that which could have been obtained from non-related entities.

     The Company's office space in Pittsburgh, Pennsylvania is leased from an entity in which a beneficial holder of greater than five percent of the Company's common stock, as well as certain of his family members, have equity interests. Rental expense related to this lease was approximately $302,000, $284,000 and $290,000 during the years ended December 31, 1999, 2000 and 2001, respectively, which represented 4%, 3% and 2% of selling, general and administrative expenses during these periods, respectively. The Company's management believes that the lease rates were competitive with the marketplace for similar commercial real estate at the time the lease was entered in 1997. The lease expired on January 31, 2002. Management believed the Company's Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company's landlord has agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company's space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company's rent expense has been reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company. During 1999, the Company also leased space in Oakland, California, at a cost of approximately $41,000, from a person who was then a beneficial holder of greater than five percent of the Company's common stock and who was also President of the Company during a portion of 1999. The Company's management believes that the lease rates were competitive with the market for similar commercial real estate.

     Throughout 2001, the Company had an outstanding note payable, with interest fixed at 7% per annum, for $1,000,000 due to a person who was then a beneficial holder of greater than five percent of the Company's common stock and who was formerly the President of the Company. The note is associated with the 1996 acquisition of Allin Consulting-California. On March 14, 2002, the holder of the note sold the note, including accrued interest of approximately $73,000, to another person who is a beneficial holder of greater than five percent of the Company's common stock. During a portion of 1999, the Company also had an outstanding note payable, with interest fixed at 6% per annum, due to a beneficial holder of greater than five percent of the Company's common stock who is also a director of the Company. This note was associated with the 1998 acquisition of Allin Consulting-Pennsylvania. Interest expense related to these notes was approximately $149,000, $128,000 and $74,000 during the years ended December 31, 1999, 2000 and 2001, respectively. This represents approximately 86%, 59% and 63% of the Company's net interest expense during 1999, 2000 and 2001, respectively.

     See Liquidity and Capital Resources following in this Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Notes 17 - Related Party Transactions and 18 - Subsequent Events in the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data, Item 11 - Executive Compensation and Item 13- Certain Relationships and Related Transactions for additional information concerning related party transactions.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

     The Company's total revenue for the year ended December 30, 2001 was $18,081,000, a decrease of $2,789,000, or 13%, from total revenue of $20,870,000 for the year ended December 31, 2000. Revenue from the Company's Interactive Media, Technology Infrastructure and E-Business Solution Areas increased by $2,102,000 from 2000 to 2001, partially offsetting a decline in legacy technology consulting services revenue of $4,694,000. Interactive Media's consulting and systems integration services posted the most significant revenue gains, an aggregate increase of $2,874,000 from 2000 to 2001.

     The Company's solution area revenue, after elimination of intercompany sales, was $17,280,000 for the year ended December 31, 2001, including $10,071,000 for Interactive Media, $2,703,000 for Technology Infrastructure, $2,508,000 for E-Business and $1,998,000 for legacy technology consulting services. Comparable solution area revenue for the year ended December 31, 2000 was $19,872,000 in total, including $7,197,000 for Interactive Media, $3,817,000 for Technology Infrastructure, $2,166,000 for E-Business and $6,692,000 for legacy technology consulting services.

     Revenue for the Interactive Media Solution Area for the year ended December 31, 2001 included $3,612,000 for interactive media consulting and $6,459,000 for interactive media systems integration. Comparable Interactive Media revenue for the year ended December 31, 2000 included $1,283,000 for interactive media consulting and $5,914,000 for interactive media systems integration. The increase in revenue for the Interactive Media Solution Area from 2000 to 2001 was 40%. The Interactive Media Solution Area's consulting and systems integration services have historically been highly concentrated, predominantly with customers in the cruise industry. During 2001, 99% of Interactive Media revenue was derived from Carnival Corporation ("Carnival"), Royal Caribbean Cruise Lines, Ltd. ("Royal Caribbean") and Celebrity Cruises ("Celebrity"). Royal Caribbean and Celebrity are affiliated businesses. The level of Interactive Media services provided for cruise lines, however, is subject to uncertainty as cruise line passenger levels and revenue declined following the September 2001 incidents of terrorism in the United States. The Company has not been negatively impacted to date since Interactive Media had a substantial backlog of committed projects from its cruise line customers for the remainder of 2001 and 2002. Management believes the terrorist incidents have temporarily diminished prospects for award of new projects while the cruise lines are focused on recovery of passenger and revenue levels to those experienced prior to the terrorist incidents. Recent public announcements by the industry's largest cruise lines indicate that a recovery in passenger levels and revenue is being realized in early 2002. If the recovery of passenger levels and revenue is not sustained, the prospects for future business for the Interactive Media Solution Area could be negatively impacted. There can be no assurance that the Company's Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in 2001 or that any increases realized will result in the desired improvement to the Company's financial condition or results of operations.

     Interactive Media consulting revenue increased $2,329,000, or 182%, for the year ended December 31, 2001 as compared with the year ended December 31, 2000. The increase in revenue was primarily attributable to the 2001 commencement of applications development projects for interactive television systems to be installed on six Carnival ships in 2001 and 2002, applications development for an increased number of ship-based interactive television systems for other cruise line customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems.

     Revenue for Interactive Media systems integration services increased by $545,000, or 9%, in the year ended December 31, 2001 as compared to the year ended December 31, 2000. Interactive Media systems integration revenue for 2000 included approximately $929,000 related to the 1999 sale of four interactive television systems to Celebrity. The interactive television systems had been installed on Celebrity ships from 1995 to 1997 when Allin Interactive was following an owner-operator model for interactive television operations. Revenue from the system sales was recognized over the minimum period of an associated maintenance obligation, which ended March 17, 2000. The Celebrity ship system sales were unusual transactions in terms of the magnitude of revenue associated with concurrent sales of systems previously operated on an owner-operator model. Revenue from the installation of new interactive television systems increased in 2001 as compared to 2000 due to the commencement of installation services for Carnival. As of December 31, 2001, systems integration services were being provided concurrently on seven new ship-based systems, the largest number of simultaneously active projects of this magnitude undertaken to date by Interactive Media.

     Technology Infrastructure revenue decreased $1,114,000, or 29%, in the year ended December 31, 2001 as compared to the year ended December 31, 2000. Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services due to the downturn in the domestic economy since late 2000. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment. The economic downturn has resulted in a decrease in spending on technology-related services and equipment during 2001, which has negatively impacted the demand for the services offered by the Technology Infrastructure Solution Area. However, management believes that certain trends, previously discussed in Item 1, Business under the caption "Industry Overview - Technology Consulting Services", including increasing security concerns and expected growth in wireless access to distributed networks will foster growth in long-term demand for Technology Infrastructure services. There can be no assurance, however, that these trends will result in the realization of future revenue equal to or greater than current levels for the Technology Infrastructure Solution Area or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

     The E-Business Solution Area recorded a revenue increase of $342,000, or 16%, for the year ended December 31, 2001 as compared with the year ended December 31, 2000. The E-Business Solution Area performed a number of significant engagements for one customer, Gartner Inc. ("Gartner"), in Northern California during 2001. There were no customers for whom a comparable level of E-Business services were provided during 2000. Services provided for Gartner more than offset declines in services for other customers, which management believes is attributable to the negative impact of the economic downturn on demand for technology-based services. Since a significant number of the projects for Gartner have been completed or are nearing completion, management expects the level of services provided for Gartner will decrease significantly in 2002. There can be no assurance that the Company will succeed in replacing any lost revenue, will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

     Revenue from legacy technology consulting services declined $4,694,000, or 70%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Management attributes the decline in demand for legacy technology consulting services to a general trend in technology away from mainframe systems toward a client/server environment and the Company placing significantly greater marketing emphasis over the last three years on the interactive media and Microsoft-based solutions-oriented services offered by the Interactive Media, Technology Infrastructure and E-Business Solution Areas. Management expects a continued decline in legacy technology consulting revenue during 2002. The Company ceased performing legacy technology services associated with Hogan IBA software products, which are specialized applications for the banking industry, in July 2001. Hogan IBA-based services represented the majority of legacy technology consulting revenue for the year ended December 31, 2000.

     The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $801,000 during the year ended December 31, 2001, including $296,000 for interactive television transactional services, $253,000 for information system product sales and $252,000 for other services. Ancillary services & product sales revenue of $998,000 was recognized during the year ended December 31, 2000, including $436,000 for interactive television transactional services, $422,000 for information system product sales and $140,000 for other services.

     Interactive television transactional services revenue decreased by $140,000 from 2000 to 2001. Operations of this type ceased in December 2001 after the transfer of systems operation on two ships to Carnival following the sale of the systems to Carnival earlier in 2001. The Company does not expect to derive any revenue from interactive television transactional services in 2002. Information system product sale revenue decreased by $169,000, or 40%, in 2001 as compared to 2000. Allin Network operated Erie Computer Company ("Erie Computer") from February to May 2000. Erie Computer's revenue base included a significant component of information system product sales. Erie Computer was sold in May 2000, eliminating this revenue stream for 2001. Revenue from other services increased by $112,000 from 2000 to 2001. The increase is primarily attributable to significant placement fee revenue of $124,000 being recognized in April 2001 following collection of litigation settlement proceeds from a former customer who had hired the Company's consultants in violation of the agreement between the customer and the Company.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $9,723,000 during the year ended December 31, 2001 as compared to $12,455,000 during the year ended December 31, 2000. The primary reason for the decrease in cost of sales of $2,732,000 was the decline in legacy technology consulting services. Gross profit of $8,358,000 was recognized for the year ended December 31, 2001 as compared to $8,415,000 for the year ended December 31, 2000, a decrease of $57,000. The changing mix of the Company's services toward a greater proportion of higher-margin solutions-oriented consulting and systems integration services and a declining proportion of lower-margin legacy technology consulting services resulted in only a 1% decrease in gross profit despite an 13% decline in revenue from 2000 to 2001. Gross profit as a percentage of revenue increased to 46% in 2001 from 40% in 2000. Management believes the improvement in gross profit percentage demonstrates the Company's success to date in developing higher-margin solutions-oriented business, although there can be no assurance that the Company will realize gross profit percentages in the future at or above current levels.

     The Company's solution areas recorded a total of $9,472,000 for cost of sales during the year ended December 31, 2001, including $5,789,000 for Interactive Media, $1,099,000 for Technology Infrastructure, $1,083,000 for E-Business and $1,501,000 for legacy technology consulting services. Comparable cost of sales for the year ended December 31, 2000 was $11,964,000 in total, including $4,343,000 for Interactive Media, $1,557,000 for Technology Infrastructure, $1,187,000 for E-Business and $4,877,000 for legacy technology consulting services. Gross profit for the Company's solution areas for the year ended December 30, 2001 was $7,808,000, including $4,282,000 for Interactive Media, $1,604,000 for Technology Infrastructure, $1,425,000 for E-Business and $497,000 for legacy technology consulting services. Comparable gross profit for the year ended December 31, 2000 was $7,908,000 in total, including $2,854,000 for Interactive Media, $2,260,000 for Technology Infrastructure, $979,000 for E-Business and $1,815,000 for legacy technology consulting services. The underlying components of solution area gross profit reflect the shift toward solutions-oriented services and away from legacy technology consulting services consistent with the Company's strategic objectives over the last two years.

     Cost of sales for the Interactive Media Solution Area for the year ended December 31, 2001 included $1,239,000 for interactive media consulting and $4,550,000 for interactive media systems integration. Interactive Media cost of sales for the year ended December 31, 2000 included $409,000 for interactive media consulting and $3,934,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the year ended December 31, 2001 included $2,373,000 for interactive media consulting and $1,909,000 for interactive media systems integration. Interactive Media gross profit for the year ended December 31, 2000 included $874,000 for interactive media consulting and $1,980,000 for interactive media systems integration. The period-to-period increases in consulting cost of sales and gross profit were primarily attributable to the 2001 commencement of applications development projects for interactive television systems for six Carnival ships, applications development for an increased number of ship-based interactive television systems for other cruise line customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems. With systems integration services, the period-to-period increase in cost of sales and decrease in gross profit were impacted by the recognition of a portion of the cost of sales and gross profit associated with the sale of four Celebrity ship interactive television systems in 2000. Since the Company had operated these systems on an owner-operator model for several years prior to their sale, substantial portions of the equipment cost for the systems had been depreciated at the time of sale to Celebrity. This resulted in the recording of unusually low cost of sales and unusually high gross profit on the system sales. All of the significant systems integration projects active in 2001 involve the installation of new systems and the higher cost of sales associated with the purchase of new equipment for the projects. The result is a slight period-to-period decline in gross profit despite a 9% increase in systems integration revenue. Management believes that gross profit as a percentage of revenue realized for 2001 is likely to be more representative of future potential than the percentage realized for 2000. There can be no assurance, however, that that gross profit from interactive media systems integration services, either in absolute or percentage terms, will continue to be realized at levels comparable to or in excess of current levels.

     Technology Infrastructure gross profit decreased $656,000, or 29%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Management attributes the decline in period-to-period Technology Infrastructure gross profit to the economic downturn since late 2000, which has curtailed technology spending for consulting services or the equipment and software upgrades that will frequently accompany infrastructure solutions.

     E-Business gross profit increased $446,000, or 46%, in 2001 as compared to 2000, while the corresponding increase in revenue was 16%. Gross profit as a percentage of revenue experienced a 12% period-to-period increase from increased average billing rates in Northern California. The increase in E-Business gross profit is also attributable to the performance of a number of significant engagements for Gartner in Northern California during 2001. There were no customers for whom a comparable level of E-Business services were provided during 2000. Since a significant number of these projects have been completed or are nearing completion, management expects the level of services provided for this customer will decrease significantly in 2002. There can be no assurance that the Company will realize gross profit in future periods equal to or greater than current levels for its E-Business Solution Area.

     Gross profit realized on legacy technology consulting services declined from $1,815,000 in 2000 to $497,000 in 2001. The decline in legacy technology consulting gross profit is consistent with the period-to-period decline in revenue. Management attributes the decline to both industry trends away from mainframe computer systems and the Company's shift in marketing focus since early 1999 to developing higher-margin solutions-oriented business.

     Cost of sales for the Company's ancillary services and product sales was $251,000 for the year ended December 31, 2001, including $99,000 for pay-per-view movies associated with interactive television transactional services, $162,000 for information system product sales and $(10,000) for other services. Cost of sales for ancillary services and product sales was $491,000 for the year ended December 31, 2000, including $139,000 for pay-per-view movies, $316,000 for information system product sales and $36,000 for other services. Gross profit on ancillary services and product sales was $550,000 for the year ended December 31, 2001, including $197,000 for interactive television transactional services, $91,000 for information system product sales and $262,000 for other services. Gross profit for ancillary services and product sales was $507,000 for the year ended December 31, 2000, including $297,000 for interactive television transactional services, $106,000 for information system product sales and $104,000 for other services. The largest factor in the period-to-period increase in gross profit of $43,000 was the inclusion of significant gross profit of $124,000 on a placement fee recognized in 2001 following collection of litigation settlement proceeds from a former client who hired Company consultants in violation of the customer's agreement. This was partially offset by declines in gross profit for interactive television transactional services due to cessation of operations and gross profit for information system product sales due to four months of operating activity during 2000 for Erie Computer, which included a significant component of information system product sales.

Selling, General & Administrative Expenses

     The Company recorded $19,498,000 in selling, general & administrative expenses during the year ended December 31, 2001, including $1,571,000 for depreciation and amortization, $10,751,000 for losses on impairment or disposal of assets and $7,176,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $10,861,000 during the year ended December 31, 2000, including $2,072,000 for depreciation and amortization, $67,000 for losses on disposal of assets and $8,722,000 for other selling, general & administrative expenses. The period-to-period increase of $8,637,000 is attributable to substantial losses totaling $10,748,000 recorded in the second quarter of 2001 for impairment of certain assets, including goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory maintained by Allin Interactive. Other selling, general & administrative expenses declined $1,546,000 from 2000 to 2001.

     Since early 1999, the Company's strategic focus has been on developing solutions-oriented consulting revenue, including revenue derived from the activities of its Technology Infrastructure and E-Business Solution Areas. During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas. In late 2000, based on this growth history and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. The downturn in the domestic economy experienced beginning late in 2000 significantly lowered technology-based spending in the United States, which has negatively impacted the demand for technology consulting services. The Company experienced a 13% decline in the level of revenue for the Technology Infrastructure and E-Business Solution Areas in 2001 as compared to 2000. However, the Company had previously expected a significant level of growth for 2001. During the second quarter of 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new projections which indicated the estimated fair values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California were less than the net unamortized values of the assets. Based on the Company's revised projections, a loss due to impairment of approximately $10,627,000 was recorded in the second quarter of 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania and Allin Consulting-California. There was no comparable loss recognized during the year ended December 31, 2000.

     Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model. The inventory values had been based on estimated salvage values after the equipment was removed from the ships. Allin Interactive sought to sell its inventory to two cruise lines for spare parts for similar systems that had been sold to the cruise lines and which continued to be operated. While a portion of the inventory was sold to these parties, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant quantities of the inventoried equipment. A loss due to impairment of approximately $121,000 was recorded in the second quarter of 2001 to adjust the recorded value of Allin Interactive's inventory to the revised estimate of fair value. There was no comparable loss recognized during the year ended December 31, 2000.

     The Company added managerial, marketing and delivery personnel during 2000 and early 2001 to continue the Company's transition toward a solutions-oriented project focus throughout its solution areas. This was particularly pronounced in the Interactive Media Solution Area in the early portion of 2001 as it began to augment its personnel in order to have an appropriately sized and trained staff to handle the expected substantial increase in project activity resulting from the addition of in excess of $12,000,000 of committed backlog from Carnival pursuant to Allin Interactive's February 2001 agreements with Carnival. The scope of Interactive Media project activity increased substantially following execution of the Carnival agreements. Through the third quarter of 2000, the Company had been able to offset most of the cost associated with its investment in solution area managerial, marketing and delivery personnel with overhead cost reductions associated with legacy technology consulting services. However, most of the potential for these cost reductions had been realized by September 2000. Consequently, since late in the first quarter of 2001, management has moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments. As a result of these actions, the Company expects the expense associated with personnel resources to be lower in 2002 than that incurred in 2001, unless the Company is successful in obtaining new business for 2002 in excess of levels currently expected and needs a larger workforce than is presently contemplated.

     During the year ended December 31, 2001, severance accruals of approximately $132,000 were recorded as a result of the termination of services of three managerial personnel associated with the Company's Interactive Media, Technology Infrastructure and E-Business Solution Area services. During the year ended December 31, 2000, severance accruals of approximately $94,000 were recorded due to the Company's termination of services of three managerial personnel associated with the Company's legacy technology consulting services.

     There were several unusual items impacting selling, general & administrative expenses in the year ended December 31, 2000. The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate. A loss of approximately $53,000 was recorded on the sale of assets related to Allin Network's Erie Computer operations. There were no comparable losses recorded in the year ended December 31, 2001.

     Depreciation and amortization were $1,571,000 for the year ended December 31, 2001 as compared to $2,072,000 for the year ended December 31, 2000. The decrease of 24% is due to significantly reduced goodwill amortization in 2001 due to impairment of the asset values, the discontinuation of depreciation on two ship-based interactive television systems upon their sale to Carnival in February 2001 and significant levels of fixed assets reaching full depreciation in December 2000 and June 2001. The Company anticipates depreciation and amortization expense will be further reduced in 2002 as amortization of goodwill will be discontinued under new accounting standards effective in 2002 and due to additional fixed assets reaching full depreciation in December 2001 and June 2002.

Loss from Continuing Operations

     The Company recorded a loss from continuing operations of $11,257,000 for the year ended December 31, 2001, as compared to a loss from continuing operations of $2,583,000 for the year ended December 31, 2000. The increase in loss from continuing operations is primarily attributable to impairment losses of $10,748,000 recognized in the second quarter of 2001, as discussed above.

Loss from Discontinued Operations

     During the year ended December 30, 2001, the Company recorded a loss of $689,000 from its discontinued digital imaging operations as compared to a loss of $371,000 during the year ended December 31, 2000. The increased loss recognized in 2001 was due to inclusion of an impairment loss of approximately $348,000 related to Allin Digital's inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. Allin Digital also recorded provisions of approximately $48,000 to increase its allowance for doubtful accounts receivable during the year ended December 31, 2001.

Net Loss

     The Company's net loss for the year ended December 31, 2001 was $11,946,000 as compared to $2,954,000 for the year ended December 31, 2000. The most significant factor in the decrease in profitability was the inclusion of impairment losses associated with goodwill and inventory in 2001, as discussed above.

     Several factors contributed to improvement in the Company's results of operations in the second half of 2001, including increased Interactive Media activity associated with the Carnival agreements, decreased personnel costs and a reduced level of amortization expense for goodwill. The Company recognized net income of $772,000 during the second half of 2001. The Company's operations are subject to significant variability due to frequent increases or decreases in project activity.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

     The Company's total revenue for the year ended December 31, 2000 was $20,870,000, a decrease from total revenue of $22,705,000 for the year ended December 31, 1999. The decrease of $1,835,000, or 8%, is the result of several offsetting factors. Revenue from the Company's Interactive Media, Technology Infrastructure and E-Business Solution Areas, which are most closely aligned with the Company's strategic objective of providing interactive media and Microsoft-focused technology solutions, increased by $4,103,000, or 45%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. However, these gains in revenue were more than offset by decreases in revenue of $4,845,000, or 42%, for the Company's legacy technology consulting services and $1,178,000, or 73%, for interactive television transactional services.

     The Company's solution area revenue, after elimination of intercompany sales, was $19,872,000 for the year ended December 31, 2000, including $7,197,000 for Interactive Media, $3,817,000 for Technology Infrastructure, $2,166,000 for E-Business and $6,692,000 for legacy technology consulting services. Comparable solution area revenue for the year ended December 31, 1999 was $20,614,000 in total, including $3,826,000 for Interactive Media, $2,911,000 for Technology Infrastructure, $2,340,000 for E-Business and $11,537,000 for legacy technology consulting services.

     Interactive Media Solution Area revenue for the year ended December 31, 2000 included $1,283,000 for interactive media consulting and $5,914,000 for interactive media systems integration. Comparable Interactive Media revenue for the year ended December 31, 1999 included $758,000 for interactive media consulting and $3,068,000 for interactive media systems integration. The increase in Interactive Media Solution Area revenue from 1999 to 2000 was 88%.

     Interactive Media consulting revenue increased $525,000, or 69%, for the year ended December 31, 2000 as compared with the prior year. The increase in revenue was attributable to applications development for an increased number of ship-based interactive television systems, an increased level of applications design and development for healthcare industry customers and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems.

     Revenue for Interactive Media systems integration services increased by $2,846,000, or 93%, in the year ended December 31, 2000 as compared to the year ended December 31, 1999. In 2000, installation of interactive television systems were completed aboard two ships and partially completed on two others. In 1999, one ship-based interactive television system was installed. Systems integration services provided to customers in the healthcare industry also substantially increased in 2000 as compared to 1999. Interactive Media systems integration revenue recognized in both years included portions of sales revenue associated with four interactive systems originally installed on Celebrity ships under the Company's prior owner-operator model. Revenue related to the Celebrity ship system sales was higher in absolute dollars as well as a significantly higher proportion of overall systems integration revenue in 1999.

     Technology Infrastructure revenue increased $906,000, or 31%, in the year ended December 31, 2000 as compared to the year ended December 31, 1999. The Company's management believes several factors contributed to the Technology Infrastructure revenue growth, including businesses evaluating and upgrading their technology infrastructure to be able to take advantage of Internet-driven business-to-business opportunities, proliferation of portal and business intelligence technology products that required more robust infrastructure and the introduction of Microsoft's Windows 2000 operating platform.

     The E-Business Solution Area recorded a revenue decrease of $174,000, or 7%, for the year ended December 31, 2000 as compared with the prior year. Management attributes the decline in E-Business revenue from 1999 to 2000 to normal variations in the level of services based on rapidly evolving technologies, a short-term marketing emphasis on Technology Infrastructure services due to the introduction of Windows 2000 and the impact of the early stage of the economic downturn in late 2000.

     Revenue from legacy technology consulting services declined $4,845,000, or 42%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The Company's legacy technology consulting services experienced the strongest Year 2000 impact of any part of the Company's solutions area operations. Management believes that many of the Company's customers moved significant focus in their organizations from mainframe to client/server systems in preparation for Year 2000, which decreased subsequent demand for legacy technology services. The Company also placed significantly greater marketing emphasis on the interactive television and Microsoft-based solutions-oriented services offered by the Interactive Media, Technology Infrastructure and E-Business Solution Areas in 1999 and 2000.

     The Company recognized revenue for ancillary services & product sales of $998,000 during the year ended December 31, 2000, including $436,000 for interactive television transactional services, $422,000 for information system product sales and $140,000 for other services. Ancillary services & product sales revenue of $2,091,000 was recognized during the year ended December 31, 1999, including $1,614,000 for interactive television transactional services, $308,000 for information system product sales and $169,000 for other services.

     Interactive television transactional service revenue decreased by $1,178,000, or 73%, in the year ended December 31, 2000 as compared to the year ended December 31, 1999. The Company operated interactive television systems on two ships in 2000 as compared to eight ships for all or a portion of 1999, when the Company ceased operating systems on six ships. No management fees were earned for system operation in 2000 while this had been a revenue stream for a portion of 1999. Information system product sale revenue increased by $114,000 in 2000 as compared to 1999. The Company's operation of Erie Computer from February to May 2000 contributed to the increase in this type of revenue. Erie Computer's revenue base included a significant component of information system product sales. The Company also realized a higher incidence of sales of replacement interactive television system equipment to cruise line customers. Other services revenue recognized in both 2000 and 1999 is principally derived from placement fees and vendor referral fees.

Cost of Sales and Gross Profit

     The Company recognized cost of sales of $12,455,000 during the year ended December 31, 2000 as compared to $13,714,000 during the year ended December 31, 1999. The decrease in cost of sales of $1,259,000 is due to the same offsetting factors which resulted in the year-to-year changes in revenue discussed previously. Cost of sales associated with the Interactive Media, Technology Infrastructure and E-Business Solution Areas increased by $2,246,000 while cost of sales associated with legacy technology consulting services decreased by $3,455,000. Gross profit of $8,415,000 was recognized for 2000 as compared to $8,991,000 for 1999, a decrease of $576,000, or 6%. The Company realized an increase in Interactive Media, Technology Infrastructure and E-Business Solution Area gross profit of $1,857,000, or 44%, but this was more than offset by decreases in legacy technology consulting gross profit of $1,390,000 and gross profit from interactive television transactional services of $1,049,000. Solution area gross profit as a percentage of revenue grew from 36% in 1999 to 40% in 2000, despite significant growth in Interactive Media systems integration services, which typically carry lower margins on the equipment associated with the projects. Management believes the improvement in gross profit percentage for the solution area services demonstrates the Company's success in 2000 in developing higher-margin solutions-oriented business.

     The Company's solution areas recorded a total of $11,964,000 for cost of sales during the year ended December 31, 2000, including $4,343,000 for Interactive Media, $1,557,000 for Technology Infrastructure, $1,187,000 for E-Business and $4,877,000 for legacy technology consulting services. Comparable cost of sales for the year ended December 31, 1999 was $13,173,000 in total, including $1,967,000 for Interactive Media, $1,450,000 for Technology Infrastructure, $1,424,000 for E-Business and $8,332,000 for legacy technology consulting services. Increases or decreases in cost of sales are also attributable to the factors that resulted in changes in revenue for these services. Gross profit for the Company's solution areas for the year ended December 31, 2000 was $7,908,000, including $2,854,000 for Interactive Media, $2,260,000 for Technology Infrastructure, $979,000 for E-Business and $1,815,000 for legacy technology consulting services. Comparable gross profit for the year ended December 31, 1999 was $7,441,000 in total, including $1,859,000 for Interactive Media, $1,461,000 for Technology Infrastructure, $916,000 for E-Business and $3,205,000 for legacy technology consulting services. The substantial increase in the solutions-oriented services provided by Interactive Media and Technology Infrastructure in 2000 is primarily responsible for the increase in gross profit.

     Cost of sales for the Interactive Media Solution Area for the year ended December 31, 2000 included $409,000 for interactive media consulting and $3,934,000 for interactive media systems integration. Interactive Media cost of sales for the year ended December 31, 1999 included $362,000 for interactive media consulting and $1,605,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the year ended December 31, 2000 included $874,000 for interactive media consulting and $1,980,000 for interactive media systems integration. Interactive Media gross profit for the year ended December 31, 1999 included $396,000 for interactive media consulting and $1,463,000 for interactive media systems integration. The increases in interactive media consulting and systems integration cost of sales and gross profit primarily resulted from applications development and installation services associated with two complete and two partially complete ship-based interactive television systems in 2000 as compared to one system in 1999 and a substantially higher level of development and integration services for healthcare-industry customers in 2000 as compared to 1999. Interactive Media gross profit as a percentage of revenue declined from 49% in 1999 to 40% in 2000. The Company attributes the percentage decline to the significant increase in Interactive Media systems integration realized, which typically carries a lower margin potential due to the inclusion of an equipment component. Another factor was that gross profit realized on the sale of four Celebrity ship-based systems was a significantly higher proportion of overall systems integration gross profit in 1999 than in 2000. The Celebrity system sales had an unusually high gross profit percentage due the system equipment having been depreciated for significant time periods prior to sale.

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

     The Company was able to realize a $63,000, or 7%, increase in E-Business gross profit in 2000 as compared to 1999 despite a 7% decrease in period-to-period revenue. Management believes that the increase in gross profit for E-Business reflected the growing complexity of E-Business projects in 2000. Due to this trend, E-Business was also able to make substantial progress in increasing average billing rates in 2000, which outpaced the rate of compensation increase for the solution area's technical staff. E-Business gross profit as a percentage of revenue increased from 39% in 1999 to 45% in 2000.

     Gross profit realized on legacy technology consulting services declined from $3,205,000 in 1999 to $1,815,000 in 2000. The decline in legacy technology consulting gross profit is consistent with the period-to-period decline in revenue. Management attributes the decline to both industry trends away from mainframe computer systems and the Company's marketing focus over 1999 and 2000 on developing higher-margin solutions-oriented business.

     Cost of sales for the Company's ancillary services and product sales was $491,000 for the year ended December 31, 2000, including $139,000 for pay-per-view movies associated with interactive television transactional services,

$316,000 for information system product sales and $36,000 for other services. Cost of sales for ancillary services and product sales was $541,000 for the year ended December 31, 1999, including $268,000 for pay-per-view movies, $260,000 for information system product sales and $13,000 for other services. Gross profit on ancillary services and product sales was $507,000 for 2000, including $297,000 for interactive television transactional revenue, $106,000 for information system product sales and $104,000 for other services. Gross profit for ancillary services and product sales was $1,550,000 for 1999, including $1,346,000 for interactive television transactional services, $48,000 for information system product sales and $156,000 for other services. The decline in gross profit of $1,049,000 on interactive television transactional services was attributable to both the reduction in the number of operating ship systems and the discontinuation of management fees for system operation as a revenue source. The growth of gross profit on information system product sales of $58,000 in 2000 as compared to 1999 reflects the growth in sales from the Erie Computer operations.

Selling, General & Administrative Expenses

     The Company recorded $10,861,000 in selling, general & administrative expenses during the year ended December 31, 2000, including $2,072,000 for depreciation and amortization, $67,000 for losses on disposal of assets and $8,722,000 for other selling, general & administrative expenses. Selling, general & administrative expenses for the year ended December 31, 1999 were $11,183,000, including $2,446,000 for depreciation and amortization, $86,000 for losses on disposal of assets and $8,651,000 for other selling, general & administrative expenses. The period-to-period decrease was $322,000, or 3%. The Company experienced decreases in certain expenses in 2000 as compared to 1999, including depreciation, amortization and severance costs. These decreases were partially offset by the Company's addition of sales, marketing and delivery resources to facilitate the Company's move toward a solutions-oriented project focus.

     During the year ended December 31, 2000, severance accruals of approximately $94,000 were recorded as a result of the termination of services of three managerial and sales personnel associated with the Company's legacy technology consulting services. During the year ended December 31, 1999, a severance accrual of approximately $226,000 was recorded due to the Company's termination of the employment contract for its then President. An additional severance accrual of $81,000 was also recorded in 1999 related to the involuntary termination of a solution-area employee.

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

     Depreciation and amortization were $2,072,000 for the year ended December 31, 2000 as compared to $2,446,000 for the year ended December 31, 1999. The decline is primarily due to the inclusion of depreciation expense during 1999 for four shipboard interactive television systems sold to Celebrity in August and September 1999.

Loss from Continuing Operations

     The Company recorded a loss from continuing operations of $2,583,000 for the year ended December 31, 2000, as compared to a loss from continuing operations of $2,374,000 for the year ended December 31, 1999. The increase in loss from continuing operations is primarily attributable to the declines in gross profit realized from legacy technology consulting and interactive television transactional services, as discussed above.

Loss from Discontinued Operations

     During the year ended December 30, 2000, the Company recorded a loss of $371,000 from its discontinued digital imaging operations as compared to a loss of $303,000 during the year ended December 31, 1999. The increased loss from discontinued operations was due to increased selling, general & administrative expenses in 2000 related to Allin Digital's operations, primarily due to an increased workforce. The loss related to Allin Digital's operations was partially offset by a

$1,000 adjustment to the gain realized on the 1998 sale of SportsWave, Inc., a subsidiary specializing in sports marketing services, that the Company owned from 1996 to 1998.

Net Loss

     The Company's net loss for the year ended December 31, 2000 was $2,954,000 as compared to $2,676,000 for the year ended December 31, 1999. The increase in net loss of $278,000 resulted from the decrease in gross profit from the Company's legacy technology consulting and interactive television transaction-based services, which exceeded the increase in gross profit realized on solutions-oriented consulting and integration activities.

Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and liquid cash equivalents of $2,226,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2000 was a decrease of $104,000, which resulted primarily from repayment of the outstanding balance on the Company's line of credit and cash used for preferred stock dividends and capital expenditures, partially offset by cash provided by the Company's operations.

     The Company recognized a net loss for the year ended December 31, 2001 of $11,946,000. The Company recorded significant non-cash losses of $11,105,000 due to impairment or disposal of assets and non-cash expenses of $1,614,000 for depreciation of property and equipment and amortization of intangible assets, resulting in net cash provided of $773,000 related to the income statement. Working capital adjustments resulted in additional net cash provided of $1,749,000. Among the working capital adjustments resulting in cash provided were an increase in billings in excess of costs and estimated gross margins of $934,000 and decreases in accounts receivable and inventory of $1,371,000 and $496,000, respectively. These were substantially offset by working capital adjustments using cash, including decreases in accounts payable and accrued liabilities of $454,000 and $577,000, respectively, and an increase in unbilled receivables of $169,000. The net result of the income statement activity and working capital adjustments was net cash provided of $2,522,000 related to operating activities.

     Investing activities resulted in a net cash use of $143,000 for the year ended December 31, 2001 due primarily to capital expenditures of $85,000 for build-out costs, furniture and equipment related to the expansion of the Company's Ft. Lauderdale office and the periodic upgrading of the Company's computer hardware, software and communications equipment, and a cash payment of $60,000 as a portion of additional purchase consideration pursuant to the January 2001 settlement of litigation related to the Company's 1998 acquisition of MEGAbase, Inc. ("MEGAbase"), which entity was subsequently merged into Allin Consulting-California.

     Financing activities resulted in a net cash use of $2,483,000 during the year ended December 31, 2001, due primarily to repayment of the outstanding balance on the Company's line of credit of $2,155,000 and payments for preferred stock dividends of $326,000.

     The Company does not rely on off-balance sheet financing and does not have non-consolidated special purpose entities.

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

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed as of October 1, 1999, 2000 and 2001 for additional annual periods. The expiration date of the S&T Loan Agreement is September 30, 2002. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. The percentage of trade accounts receivable qualifying for borrowing availability was reduced in conjunction with the 2001 credit facility renewal. The applicable percentage had been 85% prior to October 1, 2001. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 2001, maximum borrowing availability under the S&T Loan Agreement was approximately $2,072,000. There was no outstanding balance as of December 31, 2001 and there have been no borrowings under the S&T Loan Agreement subsequent to that date. As of March 8, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $853,000. The reduction in availability since December 31 was due to significant accounts receivable collections in the first quarter of 2002.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. During 2001, the applicable interest rate ranged from 5.75% to 10.50%. The interest rate in effect at December 31, 2001 was 5.75%. As of March 8, 2002, the same interest rate remained in effect. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded approximately $50,000 in interest expense related to this revolving credit loan for the year ended December 31, 2001. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

     The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, F and G preferred shares. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. S&T Bank waived the cash flow coverage covenant for the second, third and fourth quarters of 2000 and the first quarter of 2001. The Company would not have otherwise met the cash flow covenant requirements for those quarterly periods. For the second quarter of 2001, S&T Bank agreed to exclude from the cash flow calculation certain non-cash losses due to impairment of assets (See Note 8 - Impairment of Long-Lived Assets in the Notes to Consolidated Financial Statements under Item 8 - Financial Statements and Supplementary Data) and increases in the allowance for doubtful accounts receivable related to the discontinuation of Allin Digital's operations. The Company was in compliance with the cash flow coverage covenant after the exclusion of the non-cash losses. The Company was in compliance with the cash flow coverage covenant for the third and fourth fiscal quarters of 2001. The Company was in compliance with all other covenants as of December 31, 2001 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As of December 31, 2001, the Company had outstanding 25,000 shares of the Company's Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock. There are no sinking fund provisions applicable to the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,329,000 as of December 31, 2001 and approximately $1,396,000 as of March 26, 2002. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     As of December 31, 2001, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 closing price of the common stock on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 2001 and approximately $24,000 as of March 26, 2002. Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

     As of December 31, 2001, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares, if any. Until and including May 31, 2004, the outstanding shares of Series F preferred stock are convertible into a total of 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of December 31, 2001 and approximately $57,000 as of March 26, 2002. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

     On March 14, 2002, Les D. Kent sold all of the 1,000 outstanding shares of the Series F preferred stock, with accrued dividends of approximately $55,000, a note due from the Company, as discussed below, with a principal balance of $1,000,000, with approximately $73,000 of accrued interest, and 213,333 shares of the Company's common stock, held by him to Henry Posner, Jr., a beneficial owner of greater than five percent of the Company's common stock both before and after the sale. Prior to the sale, Mr. Kent was also a beneficial owner of greater than five percent of the Company's common stock.

     As of December 30, 2001, the Company had outstanding 150 shares of the Company's Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of December 31, 2001 and approximately $28,000 as of March 26, 2002.

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

     The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of the first month of the following calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of December 31, 2001 and approximately $73,000 as of March 26, 2002.

     Capital expenditures during the year ended December 31, 2001 were approximately $85,000 and included build-out costs, furniture and equipment for expansion of the Company's Ft. Lauderdale office and computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Capital expenditures of approximately $50,000 are forecast for 2002, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Business conditions and management's plans may change during 2002, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

     The Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2002. The Company believes it will be able to refinance its existing credit facility or obtain another credit facility on similar terms upon the expiration of the current credit facility. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements or if the Company was unable to renew or replace the current credit facility, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity securities or convertible debt securities would result in additional dilution to the Company's stockholders.

Effect of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that the January 1, 2002 adoption of the goodwill impairment and transition provisions of SFAS No. 142 will have on its results of operations and financial position. Amortization expense of approximately $340,000 per year related to goodwill and assembled workforces recorded in connection with the acquisitions of Allin Consulting-California, MEGAbase and Allin Consulting-Pennsylvania will no longer be recorded effective January 1, 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Committee on Accounting Procedure Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The Company is currently evaluating the effect that adoption of SFAS No. 144 will have on its results of operations and financial position.

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

     Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2002. There was no variable rate debt outstanding as of December 31, 2001. The revolving credit loan bears interest at S&T Bank's prime interest rate plus 1%. The Company believes S&T Bank's prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank. During 2001, the applicable interest rate varied from a low of 5.75% to a high of 10.50%. The applicable rate as of December 31, 2001 was 5.75%. Decreases in the applicable interest rate for the revolving credit loan during 2001 resulted in the Company incurring approximately $7,000 less interest expense than would have resulted if the interest rate had remained unchanged from the rate in effect on January 1, 2001.

     The following table presents approximate principal cash flows and related interest rates by expected maturity date for the Company's fixed rate debt. There is no current or variable rate debt outstanding at this time.

                               2002   2003   2004      2005        Total

Long Term Debt:
Fixed Rate Debt                 --     --     --    $1,000,000   $1,000,000
Average Interest Rate           --     --     --          7.00%        7.00%

     Fixed rate debt represents a note payable with an outstanding principal balance of $1,000,000 as of December 31, 2001. The note payable bears interest at a fixed rate of 7%. Note principal is due April 15, 2005. The note is related to the November 1996 acquisition of Allin Consulting-California, with the principal balance of the note being fixed and the maturity of the note being revised in a November 1998 amendment. The amendment was entered into between the Company and the former sole shareholder of Allin Consulting-California, who at the time was the President of the Company and a beneficial holder of more than five percent of the Company's common stock. Because the terms of the note were established by related parties and were related to the particular circumstances of the acquisition of Allin Consulting-California, the Company does not believe the note is comparable to any publicly-traded debt instruments from which independent evidence of fair value could be obtained. Consequently, no fair value can be estimated for the note. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for additional information regarding the Company's outstanding debt instruments.

     Trading Risk. The Company does not undertake any trading activities involving commodity contracts that are accounted for at fair value, but for which a lack of market price quotations necessitates the use of fair value estimation techniques.

     Accounts Receivable/Accounts Payable. Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances at December 31, 2001, respectively.

Item 8 -- Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                            (Dollars in thousands)

                                                                            December 31,      December 31,
                                                                               2000              2001
                                                                            -----------       ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $    2,330        $    2,226
  Accounts receivable, net of allowance for
           doubtful accounts of $116 and $124                                    4,730             3,359
  Unbilled receivable                                                               42               211
  Note receivable                                                                   14               ---
  Inventory                                                                        991                75
  Prepaid expenses                                                                 274               196
  Assets held for sale                                                              90                 8
  Costs and estimated gross margins
           in excess of billings                                                   722               ---
                                                                             ----------        ----------
           Total current assets                                                  9,193             6,075

  Property and equipment, at cost:
  Leasehold improvements                                                           465               471
  Furniture and equipment                                                        3,089             2,964
  On-board equipment                                                               951               ---
                                                                             ----------        ----------
                                                                                 4,505             3,435
  Less--accumulated depreciation                                                (3,394)           (2,953)
                                                                             ----------        ----------
                                                                                 1,111               482

  Notes receivable from employees                                                    3               ---
  Software development costs, net of accumulated
           amortization of $907 and $912                                             6               ---
  Goodwill, net of accumulated amortization of
           $2,829 and $3,502                                                    11,932               712
  Intangible and other assets, net of accumulated amortization
           of $664 and $912                                                      2,037             1,789
                                                                             ----------        ----------

Total assets                                                                $   24,282        $    9,058
                                                                             ==========         =========


The accompanying notes are an integral part of these consolidated financial statments.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                 (Dollars in thousands, except per share data)

                                                                              December 31,            December 31,
                                                                                  2000                    2001
                                                                             --------------          --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                           $          2            $          ---
  Bank lines of credit                                                              2,155                       ---
  Accounts payable                                                                  2,783                     2,329
  Accrued liabilities:
           Compensation and payroll taxes                                             426                       298
           Dividends on preferred stock                                             1,124                     1,445
           Other                                                                      757                       307
  Billings in excess of costs and
           estimated gross margins                                                    ---                       212
  Deferred revenue                                                                     47                        53
  Income taxes payable                                                                  1                       ---
                                                                              ------------               -----------
           Total current liabilities                                                7,295                     4,644

Non-current portion of notes payable                                                1,000                     1,000
Commitments and contingencies

Shareholder's equity:
  Preferred stock, par value $.01 per share,
           authorized 100,000 shares:
           Series C redeemable preferred stock, designated,
                    issued and outstanding 25,000 shares                            2,500                     2,500
           Series D convertible redeemable preferred stock,
                    designated, issued and outstanding 2,750
                    shares                                                          2,152                     2,152
           Series F convertible redeemable preferred stock,
                    designated, issued and outstanding 1,000
                    shares                                                          1,000                     1,000
           Series G convertible redeemable preferred stock,
                    designated, issued and outstanding 150
                    shares                                                          1,015                     1,028
  Common stock, par value $.01 per share - authorized
           20,000,000 shares, issued 6,953,114 and
           6,967,339 shares                                                            70                        70
  Additional paid-in-capital                                                       41,642                    41,002
  Warrants                                                                          1,017                     1,017
  Treasury stock at cost, 8,167 common shares                                         (27)                      (27)
  Retained deficit                                                                (33,382)                  (45,328)
                                                                              ------------               -----------
Total shareholders' equity                                                         15,987                     3,414
                                                                              ------------               -----------

Total liabilities and shareholders' equity                                   $     24,282          $          9,058
                                                                              ============               ===========




The accompanying notes are an integral part of these consolidated financial statments.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Dollars in thousands, except per share data)

                                                                                 Year            Year           Year
                                                                                 Ended          Ended          Ended
                                                                              December 31,   December 31,   December 31,
                                                                                  1999           2000           2001
                                                                              ------------   ------------   ------------
Revenue:
                  Solution area consulting services                            $    6,009     $    7,266     $    8,824
                  Solution area integration services                                3,068          5,914          6,459
                  Legacy technology consulting services                            11,537          6,692          1,998
                  Ancillary services                                                1,783            576            547
                  Ancillary product sales                                             308            422            253
                                                                               ----------     ----------     ----------

                         Total revenue                                             22,705         20,870         18,081

Cost of sales                                                                      13,714         12,455          9,723
                                                                               ----------     ----------     ----------

Gross profit                                                                        8,991          8,415          8,358

Selling, general & administrative expenses:
                  Depreciation and amortization                                     2,446          2,072          1,571
                  Loss on impairment or disposal of assets                             86             67         10,751
                  Other selling, general & administrative expenses                  8,651          8,722          7,176
                                                                               ----------     ----------     ----------

                         Total selling, general & administrative expenses          11,183         10,861         19,498
                                                                               ----------     ----------     ----------

Loss from operations                                                               (2,192)        (2,446)       (11,140)

Interest (income) expense, net                                                        173            216            117
                                                                               ----------     ----------     ----------

Loss before provision for income taxes                                             (2,365)        (2,662)       (11,257)

Provision for (benefit from) income taxes                                               9            (79)            --
                                                                               ----------     ----------     ----------

Loss from continuing operations                                                    (2,374)        (2,583)       (11,257)

Loss from discontinued operations                                                    (303)          (371)          (689)
Gain on disposal of segment                                                             1             --             --
                                                                               ----------     ----------     ----------

Loss from discontinued operations                                                    (302)          (371)          (689)
                                                                               ----------     ----------     ----------

Net loss                                                                           (2,676)        (2,954)       (11,946)

Accretion and dividends on preferred stock                                            699            637            660
                                                                               ----------     ----------     ----------

Net loss attributable to common shareholders                                   $   (3,375)    $   (3,591)    $  (12,606)
                                                                               ==========     ==========     ==========

Loss per common share from continuing
                  operations - basic and diluted                               $    (0.51)    $    (0.50)    $    (1.71)
                                                                               ----------     ----------     ----------

Loss per common share from
                  discontinued operations - basic and diluted                  $    (0.05)    $    (0.06)    $    (0.10)
                                                                               ----------     ----------     ----------

Net loss per common share - basic and diluted                                  $    (0.56)    $    (0.56)    $    (1.81)
                                                                               ----------     ----------     ----------

Weighted average number of shares outstanding - basic and diluted               5,972,001      6,371,827      6,966,365
                                                                               ----------     ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                                              Series C                 Series D                   Series E
                                                             Redeemable       Convertible   Redeemable   Convertible   Redeemable
                                                        Preferred    Stock     Preferred      Stock       Preferred      Stock
                                                        -------------------   ------------------------   ------------------------
                                                         Shares     Balance      Shares       Balance       Shares      Balance
                                                         ------     -------      ------       -------       ------      -------
Balance, December 31, 1998                                   --     $   --          --        $   --            --      $    --

    Forfeiture of restricted common stock                    --         --          --            --            --           --
    Amortization of deferred compensation                    --         --          --            --            --           --
    Issuance of Series C redeemable preferred
        stock in exchange for Series A
        convertible, redeemable preferred stock          25,000      2,500          --            --            --           --
    Issuance of Series D convertible redeemable
        preferred stock in exchange for Series B
        redeemable preferred stock                           --         --       2,750         2,152            --           --
    Issuance of Series E convertible redeemable
        preferred stock in exchange for
        promissory note                                      --         --          --            --         1,926        1,926
    Issuance of Series F convertible redeemable
        preferred stock in exchange for
        promissory note                                      --         --          --            --            --           --
    Beneficial conversion feature of Series F
        convertible redeemable preferred stock               --         --          --            --            --           --
    Accretion of Series F convertible redeemable
        preferred stock                                      --         --          --            --            --           --
    Accrual of dividends on preferred stock                  --         --          --            --            --           --
    Option issuance to non-employees                         --         --          --            --            --           --
    Net loss                                                 --         --          --            --            --           --
                                                         ------     ------       -----        ------        ------      -------
Balance, December 31, 1999                               25,000     $2,500       2,750        $2,152         1,926      $ 1,926

    Issuance of common stock in acquisition of assets        --         --          --            --            --           --
    Conversion of Series E convertible, redeemable
        preferred stock and accrued dividends
        to common stock                                      --         --          --            --        (1,926)      (1,926)
    Issuance of Series G convertible redeemable
        preferred stock                                      --         --          --            --            --           --
    Beneficial conversion feature of Series G
        convertible redeemable preferred stock               --         --          --            --            --           --
    Accretion of Series G convertible redeemable
        preferred stock                                      --         --          --            --            --           --
    Issuance of warrants                                     --         --          --            --            --           --
    Accrual of dividends on preferred stock                  --         --          --            --            --           --
    Net loss                                                 --         --          --            --            --           --
                                                         ------     ------       -----        ------        ------      -------
Balance, December 31, 2000                               25,000     $2,500       2,750        $2,152            --      $    --
                                                         ======     ======       =====        ======        ======      =======

    Issuance of common stock in acquisition                  --         --          --            --            --           --
    Accretion of Series G convertible redeemable
        preferred stock                                      --         --          --            --            --           --
    Accrual of dividends on preferred stock                  --         --          --            --            --           --
    Net loss                                                 --         --          --            --            --           --
                                                         ------     ------       -----        ------        ------      -------
Balance, December 31, 2001                               25,000     $2,500       2,750        $2,152            --      $    --
                                                         ======     ======       =====        ======        ======      =======

                                                                 Series F                 Series G
                                                        Convertible   Redeemable   Convertible   Redeemable
                                                         Preferred      Stock       Preferred      Stock
                                                        ------------------------   ------------------------
                                                           Shares       Balance       Shares       Balance
                                                           ------       -------       ------       -------
Balance, December 31, 1998                                    --        $   --          --         $   --

    Forfeiture of restricted common stock                     --            --          --             --
    Amortization of deferred compensation                     --            --          --             --
    Issuance of Series C redeemable preferred
        stock in exchange for Series A
        convertible, redeemable preferred stock               --            --          --             --
    Issuance of Series D convertible redeemable
        preferred stock in exchange for Series B
        redeemable preferred stock                            --            --          --             --
    Issuance of Series E convertible redeemable
        preferred stock in exchange for
        promissory note                                       --            --          --             --
    Issuance of Series F convertible redeemable
        preferred stock in exchange for
        promissory note                                    1,000         1,000          --             --
    Beneficial conversion feature of Series F
        convertible redeemable preferred stock                --            --          --             --
    Accretion of Series F convertible redeemable
        preferred stock                                       --            --          --             --
    Accrual of dividends on preferred stock                   --            --          --             --
    Option issuance to non-employees                          --            --          --             --
    Net loss                                                  --            --          --             --
                                                           -----        ------         ---         ------
Balance, December 31, 1999                                 1,000        $1,000          --         $   --

    Issuance of common stock in acquisition of assets         --            --          --             --
    Conversion of Series E convertible, redeemable
        preferred stock and accrued dividends
        to common stock                                       --            --          --             --
    Issuance of Series G convertible redeemable
        preferred stock                                       --            --         150          1,015
    Beneficial conversion feature of Series G
        convertible redeemable preferred stock                --            --          --             --
    Accretion of Series G convertible redeemable
        preferred stock                                       --            --          --             --
    Issuance of warrants                                      --            --          --             --
    Accrual of dividends on preferred stock                   --            --          --             --
    Net loss                                                  --            --          --             --
                                                           -----        ------         ---         ------
Balance, December 31, 2000                                 1,000        $1,000         150         $1,015
                                                           =====        ======         ===         ======

    Issuance of common stock in acquisition                   --            --          --             --
    Accretion of Series G convertible redeemable
        preferred stock                                       --            --          --             13
    Accrual of dividends on preferred stock                   --            --          --             --
    Net loss                                                  --            --          --             --
                                                           -----        ------         ---         ------
Balance, December 31, 2001                                 1,000        $1,000         150         $1,028
                                                           =====        ======         ===         ======

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                                         Common       Stock     Additional
                                                        ---------------------    Paid-In
                                                          Shares    Par Value    Capital     Warrants
                                                        ---------   ---------   ----------   --------
Balance, December 31, 1998                              5,994,030      $60       $40,793      $  598

    Forfeiture of restricted common stock                  (6,367)      --           (75)         --
    Amortization of deferred compensation                      --       --            --          --
    Issuance of Series C redeemable preferred
        stock in exchange for Series A
        convertible, redeemable preferred stock                --       --            --          --
    Issuance of Series D convertible redeemable
        preferred stock in exchange for Series B
        redeemable preferred stock                             --       --            --          --
    Issuance of Series E convertible redeemable
        preferred stock in exchange for
        promissory note                                        --       --            --          --
    Issuance of Series F convertible redeemable
        preferred stock in exchange for
        promissory note                                        --       --            --          --
    Beneficial conversion feature of Series F
        convertible redeemable preferred stock                 --       --           176          --
    Accretion of Series F convertible redeemable
        preferred stock                                        --       --          (176)         --
    Accrual of dividends on preferred stock                    --       --          (523)         --
    Option issuance to non-employees                           --       --             3          --
    Net loss                                                   --       --            --          --
                                                        ---------      ---       -------      ------
Balance, December 31, 1999                              5,987,663      $60       $40,198      $  598

    Issuance of common stock in acquisition of assets      23,310       --            93          --
    Conversion of Series E convertible, redeemable
        preferred stock and accrued dividends
        to common stock                                   942,141       10         1,930          --
    Issuance of Series G convertible redeemable
        preferred stock                                        --       --            --          --
    Beneficial conversion feature of Series G
        convertible redeemable preferred stock                 --       --            58          --
    Accretion of Series G convertible redeemable
        preferred stock                                        --       --           (58)         --
    Issuance of warrants                                       --       --            --         419
    Accrual of dividends on preferred stock                    --       --          (579)         --
    Net loss                                                   --       --            --          --
                                                        ---------      ---       -------      ------
Balance, December 31, 2000                              6,953,114      $70       $41,642      $1,017
                                                        =========      ===       =======      ======

    Issuance of common stock in acquisition                14,225       --            20          --
    Accretion of Series G convertible redeemable
        preferred stock                                        --       --           (13)         --
    Accrual of dividends on preferred stock                    --       --          (647)         --
    Net loss                                                   --       --            --          --
                                                        ---------      ---       -------      ------
Balance, December 31, 2001                              6,967,339      $70       $41,002      $1,017
                                                        =========      ===       =======      ======

                                                                       Treasury   Stock                 Total
                                                          Deferred     ----------------   Retained   Shareholders'
                                                        Compensation    Shares    Cost    Deficit      Equity
                                                        ------------   --------   -----   --------   -------------
Balance, December 31, 1998                                 $(104)        1,800    $ (6)   $(27,752)     $(13,589)

    Forfeiture of restricted common stock                     96         6,367     (21)         --            --
    Amortization of deferred compensation                      8            --      --          --             8
    Issuance of Series C redeemable preferred
        stock in exchange for Series A
        convertible, redeemable preferred stock               --            --      --          --         2,500
    Issuance of Series D convertible redeemable
        preferred stock in exchange for Series B
        redeemable preferred stock                            --            --      --          --         2,152
    Issuance of Series E convertible redeemable
        preferred stock in exchange for
        promissory note                                       --            --      --          --         1,926
    Issuance of Series F convertible redeemable
        preferred stock in exchange for
        promissory note                                       --            --      --          --         1,000
    Beneficial conversion feature of Series F
        convertible redeemable preferred stock                --            --      --          --           176
    Accretion of Series F convertible redeemable
        preferred stock                                       --            --      --          --          (176)
    Accrual of dividends on preferred stock                   --            --      --          --          (523)
    Option issuance to non-employees                          --            --      --          --             3
    Net loss                                                  --            --      --      (2,676)       (2,676)
                                                           -----         -----    ----    --------      --------
Balance, December 31, 1999                                 $  --         8,167    $(27)   $(30,428)      (17,979)

    Issuance of common stock in acquisition of assets         --            --      --          --            93
    Conversion of Series E convertible, redeemable
        preferred stock and accrued dividends
        to common stock                                       --            --      --          --            14
    Issuance of Series G convertible redeemable
        preferred stock                                       --            --      --          --         1,015
    Beneficial conversion feature of Series G
        convertible redeemable preferred stock                --            --      --          --            58
    Accretion of Series G convertible redeemable
        preferred stock                                       --            --      --          --           (58)
    Issuance of warrants                                      --            --      --          --           419
    Accrual of dividends on preferred stock                   --            --      --          --          (579)
    Net loss                                                  --            --      --      (2,954)       (2,954)
                                                           -----         -----    ----    --------      --------
Balance, December 31, 2000                                 $  --         8,167    $(27)   $(33,382)      (15,987)
                                                           =====         =====    ====    ========      ========

    Issuance of common stock in acquisition                   --            --      --          --            20
    Accretion of Series G convertible redeemable
        preferred stock                                       --            --      --          --            --
    Accrual of dividends on preferred stock                   --            --      --          --          (647)
    Net loss                                                  --            --      --     (11,946)      (11,946)
                                                           -----         -----    ----    --------      --------
Balance, December 31, 2001                                 $  --         8,167    $(27)   $(45,328)     $  3,414
                                                           =====         =====    ====    ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                                               Year                 Year             Year
                                                                              Ended                 Ended            Ended
                                                                            December 31,          December 31,     December 31,
                                                                               1999                  2000             2001
                                                                          ----------------       ------------     ------------
Cash flows from operating activities:
  Net loss                                                                $      (2,676)      $   (2,954)      $   (11,946)
  Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Depreciation and amortization                                            2,510            2,138             1,614
         Amortization of deferred compensation                                        8              ---               ---
         Cost of fixed assets sold                                                  391              248               ---
         Loss (gain) from disposal of assets                                         87              (85)               25
         Loss from impairment of assets                                             ---              ---            11,080
         Equity in loss of non-consolidated corporation                              72              ---               ---
         Gain on disposal of segment                                                 (1)             ---               ---
  Changes in certain assets and liabilities:
         Accounts receivable                                                     (1,366)            (596)            1,371
         Unbilled receivable                                                        ---              (42)             (169)
         Inventory                                                                 (295)            (250)              496
         Prepaid expenses                                                          (112)             155                77
         Assets held for sale                                                        (4)             (71)               49
         Other assets                                                                18              ---                17
         Accounts payable                                                            91            2,118              (454)
         Accrued liabilities                                                        204             (189)             (577)
         Billings in excess of costs and
                  estimated gross margins                                           658           (1,374)              934
         Income taxes payable                                                      (112)             (80)               (1)
         Deferred revenue                                                           920             (949)                6
                                                                            ------------       ----------       -----------
     Net cash flows (used for) provided by operating activities                     393           (1,931)            2,522
                                                                            ------------       ----------       -----------

Cash flows from investing activities:
  Proceeds from sale of assets                                                       36              186                 2
  Capital expenditures                                                             (374)            (444)              (85)
  Proceeds from disposal of subsidiary                                              463              ---               ---
  Acquisition of subsidiaries                                                       ---              ---               (60)
                                                                            ------------       ----------       -----------
     Net cash flows (used for) provided by investing activities                     125             (258)             (143)
                                                                            ------------       ----------       -----------

Cash flow from financing activities:
  Issuance of preferred stock and warrants                                          ---            1,434               ---
  Payment of dividends on preferred stock                                          (204)            (306)             (326)
  Proceeds from (repayment of) line of credit                                      (856)           1,505            (2,155)
  Debt acquisition costs                                                             (3)             ---               ---
  Payments on notes payable                                                         (77)              (2)               (2)
                                                                            ------------       ----------       -----------
     Net cash flows (used for) provided by financing activities                  (1,140)           2,631            (2,483)
                                                                            ------------       ----------       -----------

Net change in cash and cash equivalents                                            (622)             442              (104)
Cash and cash equivalents, beginning of period                                    2,510            1,888             2,330
                                                                            ------------       ----------       -----------
Cash and cash equivalents, end of period                                  $       1,888       $    2,330       $     2,226
                                                                            ===========        ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLIN CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

     Allin Corporation ("the Company"), a Delaware corporation, functions as a holding company and wholly owns the subsidiaries noted below. The Company's corporate headquarters are located in Pittsburgh, Pennsylvania.

     Allin Interactive Corporation ("Allin Interactive"), a Delaware corporation, provides interactive media systems integration and consulting services from its Ft. Lauderdale, Florida headquarters and at various domestic and international locations. Allin Interactive also derives revenue from the sale of products related to interactive television technology. Allin Interactive historically operated interactive television systems installed on cruise ships and derived revenue from passengers through pay-per-view and gaming interactive services. Operation of the last two of these systems ceased in December 2001. Transactional revenue from cruise ship systems was derived at sea and at various domestic and international ports of call.

     Allin Corporation of California ("Allin Consulting-California"), a California corporation, generates revenue from fees for technology consulting services that develop and deploy solutions based on technology from Microsoft Corporation ("Microsoft"). Operations are oriented around solution areas meeting customer technology infrastructure and electronic business needs. Allin Consulting-California's services are provided at various locations within the United States, mostly located near its two offices in northern California.

     Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), a Pennsylvania corporation, also generates fee-based revenue from services that develop and deploy Microsoft-based technology solutions. Microsoft-based services are oriented around Technology Infrastructure and E-Business Solution Areas. Additionally, Allin Consulting-Pennsylvania provides services related to specialized legacy technologies, primarily IBM mainframe systems. Allin Consulting-Pennsylvania's Microsoft-based and legacy technology services are provided mostly near its operational headquarters in Pittsburgh. Until mid-2001, Allin Consulting-Pennsylvania also provided specialized banking industry legacy technology consulting services at various locations nationally. The specialized banking industry services are no longer provided.

     Allin Network Products, Inc. ("Allin Network"), a California corporation, generates revenue from sales of information system products and provision of technology infrastructure services. Allin Network's operations are concentrated near Pittsburgh and in northern California.

     Allin Holdings Corporation ("Allin Holdings"), a Delaware corporation, provides treasury management services to the Company and its subsidiaries.

     During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital Imaging Corp. ("Allin Digital"), a Delaware corporation. Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of Allin Digital. The results of operations of Allin Digital are presented as loss from discontinued operations. See Note 9 - Discontinuation of Digital Imaging Operations.

     All of the outstanding stock of SportsWave, Inc. ("SportsWave"), a Pennsylvania corporation, was sold by the Company on September 30, 1998. An adjustment of $1,000 to the gain recognized on the disposal of SportsWave was recorded during the year ended December 31, 1999, and is presented after loss from continuing operations in the Company's Consolidated Statements of Operations.

     The Company is subject to a number of risks, including, among others, public stock market requirements and trading issues, uncertainty as to the Company's future profitability, fluctuations in operating results, the Company's history of net losses and accumulated deficit, liquidity, expiration of its line of credit in September 2002, and risks associated with general economic conditions, world events, such as the September 2001 incidents of terrorism in the United States, which negatively impact the Company or its customers, the decline in the demand for legacy technology services, competitive market conditions; dependence on key personnel; rapidly changing technology; and risks inherent in developing new products and markets.

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

     The Consolidated Balance Sheets as of December 31, 2000 and 2001 include the financial position of the Company, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network, Allin Holdings and Allin Digital as of those dates. The Consolidated Statements of Operations for the periods ended December 31, 1999, 2000 and 2001 reflect the results of continuing operations for the Company, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings.

Discontinued Operations

     During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital. Allin Digital's activities represented all of the Company's revenue and gross profit previously reported for two segments, Digital Imaging Systems Integration and Digital Imaging Product Sales, as well as a portion of the revenue and gross profit previously reported for the segment Other Services. Accordingly, the results of operations, net of tax, for Allin Digital for the periods ended December 31, 1999, 2000 and 2001 have been reclassified to loss from discontinued operations, which is presented after income or loss from continuing operations. See Note 9 - Discontinuation of Digital Imaging Operations. Also, the information related to the Company's revenue and gross profit included in Note 19 - Industry Segment Information - has been reclassified for the periods presented to exclude the discontinued operations.

     An adjustment to recognize an additional $1,000 gain on the disposal of SportsWave was recorded during the year ended December 31, 1999, and is presented after loss from continuing operations in the Company's Consolidated Statements of Operations.

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

                        ALLIN CORPORATION & SUBSIDIARIES

Revenue and Cost of Sales Recognition

     Allin Interactive's recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, Allin Interactive recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. Interactive television transactional revenue and any associated cost of sales were recognized as the services were performed prior to cessation of these activities in December 2001. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in "Solution area integration services", consulting revenue is included in "Solution area consulting services", interactive television transactional revenue is included in "Ancillary services" and product sales are included in "Ancillary product sales."

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

     Allin Network recognizes revenue and associated cost from the sale of products at the time the products are shipped. Allin Network also performs technology infrastructure services for fixed monthly fees. Revenue is recognized when the period of service for the fixed monthly fee elapses and associated cost of sales is recognized as services are performed. Revenue from product sales is included in "Ancillary product sales" and revenue from technology infrastructure consulting services is included in "Solution area consulting services" on the accompanying Consolidated Statements of Operations.

     Allin Interactive and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped. Associated shipping costs are recorded as cost of sales.

     Three significant customers accounted for approximately 27%, 16% and 15%, respectively, of the Company's 2001 revenue. Three significant customers accounted for approximately 13%, 12% and 10%, respectively, of the Company's 2000 revenue. Two significant customers each accounted for approximately 11% of the Company's 1999 revenue.

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

     As of December 31, 2001, three significant customers comprised 35%, 27% and 11%, respectively, of the Company's accounts receivable. As of December 31, 2000, one significant customer comprised 27% of the Company's accounts receivable.

                        ALLIN CORPORATION & SUBSIDIARIES

Inventory

     Inventory, consisting principally of digital photography equipment and software and computer hardware, software and communications equipment utilized in interactive television systems, is stated at the lower of cost or market. The Company utilizes an average cost method. During 2001, the carrying value for inventory held by Allin Digital and Allin Interactive was determined to be impaired and was written down to estimated market value. See Note 8 - Impairment of Long-Lived Assets - for additional information.

Property and Equipment

     Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. In the year of acquisition, the Company takes a full year of depreciation if the asset was purchased in the first six months of the year, and half a year of depreciation if the asset was purchased in the last six months of the year. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in Selling, general, and administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 1999, 2000 and 2001 was approximately $1,098,000, $759,000, and $650,000, respectively.

Assets Held for Sale

     Assets held for sale as of December 31, 2001 consisted of information system equipment purchased prior to year-end that was sold to customers during January 2002.

Software Development Costs and Research and Development Expense

     Costs of software development are capitalized subsequent to the project achieving technological feasibility and prior to market introduction. Prior to the project achieving technological feasibility and after market introduction, development costs are expensed as incurred. Amortization of capitalized software costs for internally developed software products and systems is computed on a product-by-product basis over a three-year period. All of the Company's previously capitalized software development costs were fully amortized as of December 31, 2001. Amortization expense related to software development costs was approximately$-0-, $8,000, and $1,000 during the years ended December 31, 1999, 2000 and 2001, respectively. Research and development expense was approximately $23,000, $21,000, and $-0- for the years ended December 31, 1999, 2000, and 2001, respectively.

Intangible Assets

     Intangible assets include values assigned in recording the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, Inc. ("MEGAbase"), which was merged into Allin Consulting-California, in accordance with Accounting Principals Board Opinion No. 16, "Accounting for Business Combinations" (APB No. 16). During 2001, due to significant variances in the rate of revenue and gross profit growth from prior expectations for these operations and changing perceptions about market conditions, the Company re-evaluated the recorded values of the intangible assets related to these acquisitions. Cash flow projections indicated the estimated fair values of the acquired intangible assets were less than the net unamortized values of the assets. Accordingly, the Company recorded losses for impairment of goodwill associated with the acquisitions. See Note 8 - Impairment of Long-Lived Assets - for additional information.

     As of December 31, 2001, intangible assets recorded on Allin Consulting-California included assembled work force and goodwill, net of impairment loss, related to the acquisition of Allin Consulting-California and goodwill, net of impairment loss, related to the acquisition of MEGAbase, all with useful lives of seven years. As of December 31, 2001, intangible assets recorded on Allin Consulting-Pennsylvania included assembled work force, customer list and goodwill, net of impairment loss. The originally estimated useful life of five years for assembled workforce remains in effect as of December 31, 2001 while the originally estimated useful lives for customer list and goodwill, fourteen and thirty years, respectively, were revised during 2001 to reflect useful lives extending through 2011.

                        ALLIN CORPORATION & SUBSIDIARIES

     The agreement for the acquisition of MEGAbase included provisions for contingent payments based on the achievement of certain financial results, as defined in the agreement, subsequent to the acquisition. In January 2001, additional purchase consideration consisting of cash and shares of the Company's common stock was recorded related to this acquisition. The additional purchase consideration was recorded as goodwill and is being amortized over the remaining useful life of goodwill recorded at the time of the acquisition. See Notes 7 - Acquisitions.

     Material intangible asset balances were recorded based on appraised values and are being amortized on a straight-line basis over their respective estimated economic useful lives.

Impairment of Long-Lived Assets

          The Company follows the guidelines set forth in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset, would be compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow is required. See Note 8 - Impairment of Long-Lived Assets - for information related to impairment losses recorded in 2001.

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

Deferred Revenue

     Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods. Such amounts are recognized as revenue when services are performed. As of December 31, 2000 and 2001, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Advertising and Promotions

     Expenditures for advertising and promotions were approximately $70,000, $64,000, and $60,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Expenditures for advertising and promotions are expensed as incurred.

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

                        ALLIN CORPORATION & SUBSIDIARIES

Financial Instruments

     In May 1999, a portion of a note associated with the acquisition of Allin Consulting-California was exchanged for a like amount of the Company's Series F Convertible Redeemable Preferred Stock. See Note 3 - Preferred Stock. The remaining principal balance of the note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes quarterly interest payments.

     All other financial instruments are classified as current and will be utilized within the next operating cycle.

Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". See Note 6 - Earnings Per Share.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that the January 1, 2002 adoption of the goodwill impairment and transition provisions of SFAS No. 142 will have on its results of operations and financial position. Amortization expense of approximately $340,000 per year related to goodwill and assembled workforces recorded in connection with the acquisitions of Allin Consulting-California, MEGAbase and Allin Consulting-Pennsylvania will no longer be recorded effective January 1, 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and Committee on Accounting Procedure Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The Company is currently evaluating the effect that adoption of SFAS No. 144 will have on its results of operations and financial position.

Supplemental Disclosure of Cash Flow Information

     Cash payments for income taxes were approximately $255,000, $7,000, and $4,000 during the years ended December 31, 1999, 2000, and 2001, respectively. Cash payments for interest were approximately $153,000, $557,000, and $132,000 during the years ended December 31, 1999, 2000, and 2001, respectively.

     Dividends of approximately $347,000, $314,000 and $367,000 were accrued but unpaid during the years ended December 31, 1999, 2000 and 2001, respectively, on outstanding shares of the Company's preferred stock. Cash payments of dividends were approximately $204,000, $306,000 and $326,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

                        ALLIN CORPORATION & SUBSIDIARIES

     The non-cash investing and financing activities for the year ended December 31, 1999 are as follows:

Issuance of Series C redeemable preferred stock                     $ 2,500,000
Issuance of Series D convertible redeemable preferred stock         $ 2,152,000
Issuance of Series E convertible redeemable preferred stock         $ 1,926,000
Issuance of Series F convertible redeemable preferred stock         $ 1,000,000
Cancellation of Series A convertible redeemable preferred stock     $(2,500,000)
Cancellation of Series B redeemable preferred stock                 $(2,152,000)
Cancellation of promissory note                                     $(1,926,000)
Cancellation of portion of promissory note                          $(1,000,000)
Grant of non-employee options                                             3,000

     The non-cash investing and financing activities for the year ended December 31, 2000 are as follows:

Issuance of common stock for acquisition of assets                  $    93,000
Issuance of common stock for conversion of Series E convertible
     redeemable preferred stock and accrued dividends               $ 1,940,000
Conversion of Series E convertible redeemable preferred stock       $(1,926,000)
Conversion of dividends accrued on preferred stock                  $   (14,000)

     The non-cash investing and financing activities for the year ended December 31, 2001 are as follows:

Issuance of common stock for additional purchase consideration
     related to the acquisition of MEGAbase                         $    20,000

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

     Under the terms of the Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998 and amended as of October 1, 1999, and the annual renewal of the agreement for the year ended September 30, 2001, the Company is prohibited from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D, F and G preferred stock. The Loan and Security Agreement expires September 30, 2002. However, the Company expects the Loan and Security Agreement will be renewed. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

                        ALLIN CORPORATION & SUBSIDIARIES

Series C Redeemable Preferred Stock

     As of December 31, 2001, 25,000 shares of the Company's Series C Convertible Preferred Stock, having a liquidation preference of $100 per share, were outstanding. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. Series C preferred stock accrues dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% of the liquidation value thereof per annum and will be payable quarterly, subject to legally available funds. Series C preferred shares are not convertible into common shares. There are no sinking fund provisions applicable to the Series C preferred stock.

     Dividends on Series C preferred shares of approximately $148,000, $270,000 and $292,000 were accrued during the fiscal years ended December 31, 1999, 2000 and 2001, respectively. Dividends on Series A preferred shares of approximately $101,000 were accrued during the fiscal year ended December 31, 1999 prior to the exchange of Series A for Series C preferred shares. Accrued dividends on Series A preferred shares as of May 31, 1999 were assumed under the issuance of Series C preferred stock in exchange for the Series A shares. Accrued but unpaid dividends on Series C preferred stock were approximately $1,037,000 and $1,329,000 as of December 31, 2000 and 2001, respectively. No dividends have been paid to date on Series C preferred shares. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

Series D Convertible Redeemable Preferred Stock

     As of December 31, 2001, 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, were outstanding. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October.

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

     Until August 13, 2003, each share of Series D preferred stock is convertible into 276 shares of common stock, determined by dividing 1,000 by $3.6125. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series D preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted.

     Dividends accrued on Series D preferred shares were approximately $97,000 during the fiscal year ended December 31, 1999 and $165,000 during each of the fiscal years ended December 31, 2000 and 2001. Dividends on Series B preferred shares of $68,000 were recorded during the fiscal year ended December 31, 1999, prior to the exchange of Series B for Series D preferred shares. Accrued dividends on Series B preferred shares as of May 31, 1999 were assumed under the issuance of Series D preferred stock in exchange for the Series B shares. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 2000 and 2001.

                       S ALLIN CORPORATION & SUBSIDIARIES

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

     Series E preferred stock earned dividends at the rate of 6% of the liquidation value thereof per annum, payable quarterly, subject to legally available funds. Dividends on Series E preferred shares of approximately $69,000 and $72,000 were recorded during the fiscal years ended December 31, 1999 and 2000, respectively.

Series F Convertible Redeemable Preferred Stock

     On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series G preferred stock.

     Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds. Unpaid dividends compound quarterly at 7% interest. Dividend payments began April 15, 2000. Dividends accrued for seven months during 1999 are not required to be paid prior to redemption, if any. Dividends accrued on Series F preferred shares were approximately $41,000 during the fiscal year ended December 31, 1999 and $70,000 during each of the fiscal years ended December 31, 2000 and 2001. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of December 31, 2000 and 2001.

     Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares, if any. Until and including May 31, 2004, the Series F preferred stock will be convertible into 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series F preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted.

     Inclusion of the convertibility feature in the Series F preferred stock for which a portion of the note was exchanged resulted in the issuance of preferred stock with a non-detachable conversion feature that was "in the money" at the date of issuance. Therefore, a beneficial conversion feature of approximately $176,000 was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during May 1999, when the Series F preferred stock was issued. The beneficial conversion feature was treated as an immediate dividend to the Series F preferred shareholder since the Series F preferred shareholder had rights for immediate conversion. Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval. Since the Company had an accumulated deficit as of the issuance date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity. The beneficial conversion feature results in additional accretion of preferred stock in determining net loss available to common shareholders during 1999, which resulted in lower earnings per share. The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.

                        ALLIN CORPORATION & SUBSIDIARIES

Series G Convertible Redeemable Preferred Stock

     On December 29, 2000, the Company issued 150 shares of its Series G Convertible Redeemable Preferred Stock. The Series G preferred stock has a liquidation value of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock.

     Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of redemption, if any, or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter. Dividends accrued on Series G preferred shares were approximately $1,000 and $120,000 during the fiscal years ended December 31, 2000 and 2001, respectively. Accrued but unpaid dividends on Series G preferred stock were approximately $1,000 and $30,000 as of December 31, 2000 and 2001, respectively.

     Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any, determined by dividing $10,000 by $0.35. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed.

     In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion price for the Series G preferred stock will be adjusted on a weighted average basis in the event of a dilutive issuance involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the conversion price of the Series G preferred stock then in effect or 85% of the market value of the common stock, except for the issuance of common stock as a result of the exercise of options issued at or above fair market value at date of grant, the conversion of any preferred stock outstanding as of September 29, 2000 or the Series G preferred stock, the exercise of warrants outstanding as of September 29, 2000 or the warrants issued December 29, 2000, the acquisition by the Company of another business or the assets of another business or a firm commitment underwritten public offering of the common stock resulting in net proceeds to the Company of not less than $10,000,000.

     Inclusion of the convertibility feature in the Series G preferred stock resulted in the issuance of preferred stock with a non-detachable conversion feature that was "in the money" at the date of issuance. Therefore, a beneficial conversion feature of approximately $58,000 was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during December 2000, when the Series G preferred stock was issued. The beneficial conversion feature was treated as an immediate dividend to the Series G preferred shareholders since the Series G preferred shareholders had rights for immediate conversion. Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval. Since the Company had an accumulated deficit as of the issuance date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders' equity. The beneficial conversion feature results in additional accretion of preferred stock in determining net loss available to common shareholders during 2000, which resulted in lower earnings per share. The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.

                        ALLIN CORPORATION & SUBSIDIARIES

     In December 2000, the Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series G preferred stock was recorded at approximately $1,015,000, which reflected the fair value of the preferred stock, net of approximately $66,000 of offering costs. The offering costs are being accreted on a straight-line basis over five years. The recorded values of the Series G preferred stock were approximately $1,015,000 and $1,028,000 as of December 31, 2000 and 2001, respectively.

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

5.   Stock Based Compensation and Restricted Stock Award

     On October 25, 1996, the Company adopted the "1996 Stock Plan" (the "1996 Plan") for executive management, non-employee directors, employees and consultants of the Company and its subsidiaries. The 1996 Plan provided for the issuance of up to 266,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options under the 1996 Plan. As of December 31, 2001, 42,199 shares remained available for future grants under the 1996 Plan.

     Stock options awarded under the 1996 Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date, except for 56,000 options which vested on grant date, 14,760 options awarded to former SportsWave employees which vested upon the sale of that company, 15,000 options which vested on May 15, 2001 and 40,000 options which will vest on the date of a change in control of the Company, as defined in a certain employment agreement, if earlier than the normal vesting schedule. The right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by, or ceases to provide consulting services to, the Company or a subsidiary for any reason, except for 70,760 of the options noted above, which do not include an early expiration provision, and 2,900 of the options, which do not require ongoing employment or consulting services.

     The Company granted 26,668 restricted shares under the 1996 Plan to employees of Allin Consulting-California on November 6, 1996. Allin Consulting-California recorded deferred compensation for the restricted shares based on market value of the shares at date of grant and recorded amortization over three years on a straight-line basis. The Company recognized approximately $8,000 of compensation expense related to the restricted stock during the year ended December 31, 1999. During 1997 and 1999, 1,800 and 6,367, respectively, of the restricted shares were forfeited and reverted to treasury stock. Forfeitures were due to termination of the employees' association with Allin Consulting-California. There were no forfeitures in 1998. The restricted shares vested three years after grant date. On November 6, 1999, the original restriction lapsed on 18,501 shares which were held by individuals who had remained employees or consultants of the Company throughout the three-year period.

                        ALLIN CORPORATION & SUBSIDIARIES

     On May 8, 1997, the Company's stockholders approved the Company's "1997 Stock Plan" (the "1997 Plan") which reserved an aggregate of 300,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. During 1998, the Company's Board of Directors approved the reissuance of forfeited stock options under the 1997 Plan. As of December 31, 2001, 75,790 shares remained available for future grants under the 1997 Plan. The Company recognized approximately $3,000 of expense during the year ended December 31, 1999 for options awarded to non-employees under the 1997 Plan.

     Options awarded under the 1997 Stock Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 18,750 options which vested on grant date, 11,650 options awarded to former SportsWave employees which vested upon the sale of that company, 100,000 options which vested on May 15, 2001 and 33,000 options which will vest on the date of a change in control of the Company, as defined in a certain employment agreement, if earlier than the normal vesting schedule. For grants made to date, the right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by, or ceases to provide consulting services to, the Company or a subsidiary for any reason, except for 30,400 of the shares noted above, which do not include an early expiration provision.

     On December 31, 1998, the Company's stockholders approved the Company's "1998 Stock Plan" (the "1998 Plan") which reserved an aggregate of 375,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. Forfeited stock options under the 1998 Stock Plan may be reissued. As of December 31, 2001, 126,860 shares remained available for future grants under the 1998 Plan.

     Options awarded under the 1998 Plan to date are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 135,000 options which vested on May 15, 2001 and for 25,000 options which will vest on the date of a change in control of the Company, as defined in a certain employment agreement, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the 1998 Plan expire seven years from the date of grant or earlier if an option holder ceases to be employed by, or ceases to provide consulting services to, the Company or a subsidiary for any reason.

     On May 11, 2000, the Company's stockholders approved the Company's "2000 Stock Plan" (the "2000 Plan") which reserved an aggregate of 295,000 shares of the Company's Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. Forfeited stock options under the 2000 Stock Plan may not be reissued. As of December 31, 2001, 87,250 shares remained available for future grants under the 2000 Plan.

     Options awarded under the 2000 Plan to date are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 25,000 options which vested on grant date, 20,000 options which vested on the first anniversary of grant date, 5,000 options which will vest on the first anniversary of grant date and 10,000 options which vested on May 15, 2001. Rights to purchase shares for awards made to date under the 2000 Plan expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason, except for 50,000 of the shares noted above, which do not include an early expiration provision.

                        ALLIN CORPORATION & SUBSIDIARIES

Summary of Stock Option Activity from 1999 through 2001:
--------------------------------------------------------

                         1996 Plan             1997 Plan             1998 Plan             2000 Plan
                         ---------             ---------             ---------             ---------
                              Weighted-             Weighted-             Weighted-             Weighted-
                    Number     Average    Number     Average    Number     Average    Number     Average
                      of      Exercise      of      Exercise      of      Exercise      of      Exercise
                    Options    Price      Options    Price      Options    Price      Options    Price
December 31, 1998
Outstanding         233,400     $ 9.06    291,000     $4.82          --        --          --        --
Exercisable          74,030     $13.58     38,040     $5.56          --        --          --        --

1999
Granted              42,000     $ 4.75      1,250     $2.66     340,398     $3.25          --        --
Forfeitures         100,600     $ 4.80      3,040     $5.29      36,640     $3.25          --        --
Exercised                --        --          --        --          --        --          --        --
Expired                  --        --          --        --          --        --          --        --
                    ------------------------------------------------------------------------------------
December 31, 1999
Outstanding         174,800     $ 7.54    289,210     $4.81     303,758     $3.25          --        --
Exercisable         114,060     $11.56     69,900     $5.21          --        --          --        --

2000
Granted              74,000     $ 3.97     10,000     $4.50      51,867     $4.14     132,750     $1.98
Forfeitures          47,500     $ 8.37     43,460     $4.95      79,965     $3.35          --        --
Exercised                --         --         --        --          --        --          --        --
Expired                  --         --         --        --          --        --          --        --
                    ------------------------------------------------------------------------------------
December 31, 2000
Outstanding         201,300     $ 8.58    255,750     $4.77     275,660     $3.39     132,750     $1.98
Exercisable         116,530     $11.10     86,230     $5.10      35,048     $3.25      20,000     $1.97

2001
Granted              37,000     $ 1.27     40,000     $1.25      97,500     $1.28      75,000     $1.42
Forfeitures          33,000     $ 5.07     71,540     $2.94     125,020     $3.27      95,750     $1.77
Exercised                --         --         --        --          --        --          --        --
Expired                  --         --         --        --          --        --          --        --
                    ------------------------------------------------------------------------------------
December 31, 2001
Outstanding         205,300     $ 7.83    224,210     $4.73     248,140     $2.62     112,000     $1.78
Exercisable         141,700     $10.15    190,800     $4.74     171,358     $2.39      60,500     $1.92

                        ALLIN CORPORATION & SUBSIDIARIES

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants under the 1996, 1997, 1998 and 2000 Plans.

                                            1996 Plan    1997 Plan    1998 Plan    2000 Plan
                                            ---------    ---------    ---------    ---------
Risk free interest rate                       5.0%         4.9%         5.0%         5.1%
Expected dividend yield                       0.0%         0.0%         0.0%         0.0%
Expected life of options                     7 yrs.       7 yrs.       7 yrs.       7 yrs.
Expected volatility rate                      102%         102%         102%         102%

                                            1996 Plan    1997 Plan    1998 Plan    2000 Plan
                                            ---------    ---------    ---------    ---------
Options originally issued at market:
Exercisable at December 31, 2001              141,700     190,800      171,358      60,500
Weighted average fair value of options
 granted during 1999                         $   3.06    $   1.68     $   2.06          --
Weighted average fair value of options
 granted during 2000                         $   2.78    $   3.16     $   2.91     $  1.41
Weighted average fair value of options
 granted during 2001                         $   1.08    $   1.06     $   1.09     $  1.21

Summary of Information for Stock Options Outstanding or Exercisable at December
--------------------------------------------------------------------------------
31, 2001:
--------

                                    1996 Plan             1997 Plan             1998 Plan             2000 Plan
                                    ---------             ---------             ---------             ---------
                                         Weighted-             Weighted-             Weighted-             Weighted-
Information for options         Number    Average    Number     Average    Number     Average    Number     Average
 outstanding at                  of      Exercise      of      Exercise      of      Exercise      of      Exercise
December 31, 2001:             Options     Price     Options     Price     Options     Price     Options     Price
Exercise Price:
Less than $2.00                 37,000     $ 1.29         --        --      87,500     $1.27      92,000     $1.74
From $2.00 to $2.99                500     $ 2.25      1,250     $2.66          --        --      20,000     $2.00
From $3.00 to $3.99              5,000     $ 3.25      2,000     $3.25     139,470     $3.25          --        --
From $4.00 to $4.99             86,500     $ 4.53    198,960     $4.45      21,170     $4.00          --        --
From $5.00 to $7.50                 --         --     22,000     $7.50          --        --          --        --
From $15.00 to $16.25           76,300     $15.08         --        --          --        --          --        --
                               -------     ------    -------     -----     -------     -----     -------     -----
                               205,300     $ 7.83    224,210     $4.73     248,140     $2.62     112,000     $1.78

                                    1996 Plan             1997 Plan             1998 Plan             2000 Plan
                                    ---------             ---------             ---------             ---------
                                         Weighted-             Weighted-             Weighted-             Weighted-
Information    for   options   Number    Average     Number     Average    Number     Average    Number     Average
 exercisable at                  of      Exercise      of      Exercise      of      Exercise      of      Exercise
December 31, 2001:             Options     Price     Options     Price     Options     Price     Options     Price
Exercise Price:
Less than $2.00                  1,000     $ 1.47         --        --      75,000     $1.25      40,500     $1.88
From $2.00 to $2.99                500     $ 2.25      1,250     $2.66          --        --      20,000     $2.00
From $3.00 to $3.99              3,000     $ 3.25      1,200     $3.25      92,076     $3.25          --        --
From $4.00 to $4.99             60,900     $ 4.51    169,250     $4.46       4,282     $4.00          --        --
From $5.00 to $7.50                 --         --     19,100     $7.50          --        --          --        --
From $15.00 to $16.25           76,300     $15.08         --        --          --        --          --        --
                               -------     ------    -------     -----     -------     -----      ------     -----
                               141,700     $10.15    190,800     $4.74     171,358     $2.39      60,500     $1.92

                        ALLIN CORPORATION & SUBSIDIARIES

Summary of Information for Stock Options Outstanding or Exercisable at December
-------------------------------------------------------------------------------
31, 2001 (cont.):
---------------

                               1996 Plan              1997 Plan            1998 Plan             2000 Plan
                               ---------              ---------            ---------             ---------
                                    Weighted-             Weighted-             Weighted-             Weighted-
Information for options   Number     Average    Number     Average    Number     Average    Number     Average
outstanding at              of      Contract-     of      Contract-     of      Contract-     of      Contract-
December 31, 2001:        Options    ual Life   Options   ual Life    Options    ual Life   Options    ual Life

Exercise Price:
Less than $2.00            37,000   6.0 years        --          --    87,500   6.0 years    92,000   5.8 years
From $2.00 to $2.99           500   5.8 years     1,250   4.3 years        --          --    20,000   5.7 years
From $3.00 to $3.99         5,000   3.9 years     2,000   3.8 years   139,470   4.2 years        --          --
From $4.00 to $4.99        86,500   4.7 years   198,960   3.4 years    21,170   5.0 years        --          --
From $5.00 to $7.50            --                22,000   2.8 years        --          --        --          --
From $15.00 to $16.25      76,300   1.8 years        --          --        --          --        --          --
                          -------------------------------------------------------------------------------------
                          205,300   3.8 years   224,210   3.3 years   248,140   4.9 years   112,000   5.8 years

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

          Year ended December 31          1999         2000        2001
                                         -------     -------     --------

Net loss (dollars in thousands)
   As reported                           $(2,676)    $(2,954)    $(11,946)
   Pro forma                              (3,034)     (3,495)     (12,615)

Earnings per share:
   As reported                           $ (0.56)    $ (0.56)    $  (1.81)
   Pro forma                               (0.63)      (0.65)       (1.91)

     See Note 18 - Subsequent Events - for information regarding options awarded subsequent to December 31, 2001.

                        ALLIN CORPORATION & SUBSIDIARIES

6.   Earnings Per Share

     Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company, excluding 17,176 shares of outstanding restricted stock for 1999. Prior to the expiration of their convertibility period, if any, the restricted stock, outstanding stock options, warrants and convertible preferred stock would all be considered dilutive securities under SFAS No. 128; however, these securities have not been included in the calculation of diluted EPS as their effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the restricted stock, stock options,, and warrants, if their effect was not anti-dilutive, were 717,749, 293,411and -0-for the years ended December 31, 1999, 2000 and 2001, respectively. Outstanding options to purchase common shares for which the option exercise prices exceeded the respective year's average market price of the common shares aggregated 460,760, 718,710 and 789,650, respectively, as of December 31, 1999, 2000 and
2001. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect was not anti-dilutive, were 1,209,475, 2,559,128 and 5,555,607 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

 Calculation of Basic and Diluted Net Loss per Common
                       Share                                           Year Ended December 31
      Dollars in thousands, except per share data                  1999          2000          2001
Loss from continuing operations                                 $   (2,374)   $   (2,583)   $  (11,257)
Loss from discontinued operations                                     (302)         (371)         (689)
                                                                ----------    ----------    ----------
Net loss                                                        $   (2,676)   $   (2,954)   $  (11,946)
Accretion and dividends on preferred stock                             699           637           660
Net loss attributable to common shareholders                            --            --            --
                                                                ----------    ----------    ----------
                                                                $   (3,375)   $   (3,591)   $  (12,606)
                                                                ----------    ----------    ----------

Loss per common share from continuing operations
      - basic and diluted                                       $    (0.51)   $    (0.50)   $    (1.71)
                                                                ----------    ----------    ----------
Loss per common share from discontinued operations
      - basic and diluted                                       $    (0.05)   $    (0.06)   $    (0.10)
                                                                ----------    ----------    ----------
Net loss per common share - basic and diluted                   $    (0.56)   $    (0.56)   $    (1.81)
                                                                ----------    ----------    ----------

Shares  used in  calculating  basic and  diluted net loss per
common share                                                     5,972,001     6,371,827     6,966,365
                                                                ----------    ----------    ----------

7.   Acquisitions

     The Company follows the guidelines of Emerging Issues Task Force Issue 95-8: "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination" in determining the accounting treatment for any contingent consideration related to acquisitions.

Erie Computer Company

     On February 3, 2000, Allin Network acquired certain assets utilized in the operations of Erie Computer Company ("Erie Computer"), previously an operating division of Patterson-Erie Corporation ("Patterson-Erie"). Erie Computer's operations included information technology consulting services, computer hardware, software and networking equipment sales and computer hardware service. Erie Computer was located in Erie, Pennsylvania.

                        ALLIN CORPORATION & SUBSIDIARIES

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

     On May 19, 2000, Allin Network sold the acquired assets to Engage IT, Inc. ("Engage IT"). The Company recorded a loss on disposal of the assets sold to Engage IT of approximately $53,000. Engage IT assumed the Erie Computer workforce and occupancy of the building utilized for the Erie Computer operations through lease termination. The Company terminated the lease as of June 30, 2000. Consideration received from Engage IT consisted of a cash payment of $10,000 and a note receivable for $30,000 payable over six months and accruing interest at 9% per annum. The note receivable was reduced by the portion of customer prepaid service contract fees applicable to the period subsequent to May 19, 2000. Engage IT defaulted on the final three note payments due from September to November 2000. During 2000, Allin Network recorded a bad debt reserve for the outstanding balance of the note receivable, approximately $14,000, and for approximately $8,000 due from Engage IT due to its deposit of Erie Computer customer receipts related to accounts receivable retained by Allin Network under the terms of the asset sale. During 2001, Allin Network wrote off the amounts due from Engage IT based on the Company's assessment that the amounts would not be recoverable.

MEGAbase

     On November 20, 1998, the Company acquired all of the issued and outstanding stock of MEGAbase. The MEGAbase operations were merged into Allin Consulting-California following acquisition. Closing payment terms included a cash payment of $12,000, the issuance of 6,568 shares of the Company's common stock, based on a rate of $4.263 per share as specified in the acquisition agreement and the Company's payment of approximately $73,000 to discharge outstanding notes due from MEGAbase to a bank and two individuals. The acquisition of MEGAbase was accounted for using the purchase method. The acquisition price was allocated among the net assets of the acquired entity and goodwill. During 1999, the Company reviewed the acquired MEGAbase operations and revised the estimated economic life for goodwill to seven years.

     The agreement for purchase of MEGAbase provided for contingent payments to be determined on the basis of Allin Consulting-California's 1999 Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition). The former MEGAbase sole shareholder was entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California's Development Practice Gross Margin exceeded $500,000, subject to a maximum contingent payment of $800,000. The Company and the former MEGAbase sole shareholder were unable to agree upon the calculation of Allin Consulting-California's Development Practice Gross Margin for 1999. The Company initiated litigation to resolve the matter. In January 2001, the Company and the former MEGAbase sole shareholder reached a settlement concerning contingent payments. On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder. The Nasdaq market price of the Company's common stock on the date of issuance was $1.406 per share. The additional purchase consideration was recorded as additional cost of the acquired enterprise, which resulted in additional goodwill being recorded on Allin Consulting-California. In June 2001, goodwill related to this acquisition was determined to be impaired. See Note 8 -Impairment of Long-Lived Assets. The additional goodwill was amortized during 2001 on a straight-line basis utilizing the estimated remaining life of goodwill associated with the MEGAbase acquisition.

                        ALLIN CORPORATION & SUBSIDIARIES

8.   Impairment of Long-Lived Assets

     The operations of Allin Consulting-Pennsylvania and Allin Consulting-California were acquired by the Company in August 1998 and November 1996, respectively. The operations of MEGAbase were acquired in November 1998 and were merged into the operations of Allin Consulting-California. Allin Consulting-Pennsylvania and Allin Consulting-California represent a significant portion of the Company's solution area consulting operations, including virtually all of the Technology Infrastructure Consulting, E-Business Consulting and Legacy Technology Consulting segment revenue and gross profit. The acquired businesses provided consulting services and were not capital-intensive businesses. Consequently, significant portions of the acquisition prices were attributed to intangible assets, including client lists, assembled workforces and goodwill. Since early 1999, the Company's strategic focus has been on developing solutions-oriented consulting revenue, including revenue derived from the activities of its Technology Infrastructure and E-Business Solution Areas. During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas. Based on this growth history and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, as of late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. The downturn in the domestic economy experienced in the first half of 2001 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology consulting services. Industry analysis from mid-2001 indicated that any increase in the demand for technology consulting services would not be likely to occur until 2002 at the earliest. While the Company experienced a small increase in the level of revenue for the Technology Infrastructure and E-Business Solution Areas in the first six months of 2001 as compared to the first six months of 2000, the level of growth was significantly below the Company's expectations for 2001. During June 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new cash flow projections for Allin Consulting-Pennsylvania and Allin Consulting-California. These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

     The negative impact of the economic downturn on Allin Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in solutions-oriented Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of legacy technology consulting. Solutions-oriented consulting has grown in significance and legacy technology consulting has lessened in significance for Allin Consulting-Pennsylvania since its acquisition in August 1998. Solutions-oriented revenue typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results. Also, the significant impact of the current economic downturn on technology consulting indicated a likelihood of additional risk due to economic cycles. Consequently, the period over which expected cash flows were projected was shortened to ten years beyond 2001. The original expected useful life for goodwill and customer list had been thirty and fourteen years, respectively. The Company's forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of legacy technology consulting services was expected to continue to decline throughout this period. The Company expects that growth rates for revenue and gross profit will increase thereafter. Based on the Company's revised projections, a loss due to impairment of approximately $9,530,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The impairment loss is included in Selling, general & administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2001. The remaining amortization periods for customer list and goodwill were adjusted prospectively after June 2001 to equal the period of the Company's projection.

     The economic downturn also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California. The Company's expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services. Due to the economic downturn, during 2001, the Company was unable to sustain the revenue growth that had been realized late in 2000. Prior to recording the impairment loss, approximately 92 % of the net unamortized value of Allin Consulting-California's intangible assets related to goodwill associated with its

                        ALLIN CORPORATION & SUBSIDIARIES
acquisition in November 1996. The original useful life was seven years. Consequently, the projection for cash flows related to goodwill from the 1996 acquisition was based on the remaining useful life, with low expectations for revenue and gross profit growth due to the likelihood that the negative impact of the economic downturn would persist through a substantial portion of the remaining useful life. Based on the Company's revised projections, a loss due to impairment of approximately $1,097,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-California. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2001.

     Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model. The equipment had been removed from ships on which operations under this model were discontinued in 1997 and 1998. The inventory values had been based on estimated salvage values after the equipment was removed from the ships. Allin Interactive continued to own and operate other ship-based systems utilizing similar equipment and, from 1999 to 2001, sold the remaining operating systems to two cruise lines. During this time period, Allin Interactive sought to sell its inventory to these cruise lines for spare parts for the systems that continued to be operated. While a portion of the inventory was sold to these parties, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant quantities of the inventoried equipment. Since the equipment was not likely to be saleable other than as spare parts for the aforementioned systems, the Company believed the estimated fair value of the remaining inventory was less than the value recorded for the inventory. A loss due to impairment of approximately $121,000 was recorded in June 2001 to adjust the recorded value of Allin Interactive's inventory to the revised estimate of fair value. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2001.

     Allin Digital maintained an inventory of digital imaging equipment and consumable supplies that was utilized to configure digital imaging systems to be sold and installed and for sales of digital photography equipment and consumable supplies. During June 2001, the Company determined that its digital imaging operations would be discontinued. See Note 9 - Discontinuation of Digital Imaging Operations - for additional information. The Company believed that certain of the equipment components maintained in inventory offered greater potential value when sold as components of a complete system installation which included system configuration, software installation and training of customer personnel. Since the Company determined in June 2001 that it would discontinue operations of this type, Allin Digital would be required to sell its remaining inventory of equipment as individual components. Since Allin Digital lacked a retail outlet for this equipment, it planned to attempt to sell its inventory through Internet-based auctions and to existing clients. The Company believed significant discounts would need to be offered to sell certain components which were normally sold as part of complete digital imaging systems. Consequently, in June 2001, the Company estimated fair values for Allin Digital's inventory components based on sales of similar components on Internet-based auctions. The estimated fair value of Allin Digital's inventory was less than the value recorded for the inventory. A loss due to impairment of approximately $272,000 was recorded in June 2001 to adjust the recorded value of Allin Digital's inventory to the revised estimate of fair value. Due to the determination to discontinue its digital photography operations, the Company also estimated similar fair values for equipment utilized in certain photography concessionaire operations and determined which capitalized hardware, software and equipment would no longer be utilized. A loss due to impairment of approximately $55,000 was recorded related to these assets. In December 2001, the Company revised its estimates of fair value for certain components remaining in inventory and recorded an additional impairment loss of $21,000. The impairment losses were included in the losses from discontinued operations included in the Company's Consolidated Statement of Operations for the year ended December 31, 2001.

9.   Discontinuation of Digital Imaging Operations

     During June 2001, the Company determined that its digital imaging operations would be discontinued. The discontinuation was due to declines in revenue and gross profit realized during the first six months of 2001 as compared to 2000 operations and due to the June 2001 loss of key managerial and sales personnel. In the third quarter of 2000, the Company had determined that the gross profit as a percentage of revenue being realized through its digital imaging operations was not meeting the Company's objectives and, consequently, the Company refocused its digital imaging sales strategy on being a high value-added provider of digital imaging systems integration services. The Company believes that results during the first six months of 2001 indicated that there was not sufficient demand for high value-added integration services to assure that future operations would meet the Company's revenue and gross profit objectives. The Company also

                        ALLIN CORPORATION & SUBSIDIARIES
believed that the loss of key personnel in June 2001 lessened the likelihood that such objectives could be realized. The Company evaluated estimated fair values for its inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. A loss due to impairment of approximately $327,000 was recorded related to these assets in June 2001. An additional loss due to impairment of approximately $21,000 was recorded in December 2001 due to a downward revision of estimated fair values for certain components remaining in inventory. See Note 8 - Impairment of Long-Lived Assets - for additional information. Subsequent to the determination that digital imaging operations would be discontinued, Allin Digital recorded an additional provision of approximately $48,000 to increase its allowance for doubtful accounts receivable. The results of Allin Digital's operations for all periods presented in the Company's Consolidated Statements of Operations and the impairment losses related to Allin Digital's assets have been reclassified to loss from discontinued operations.

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

     Allin Digital had an ownership interest in PhotoWave, Inc. ("PhotoWave") resulting from the March 1998 contribution of certain assets previously used in its digital photography business and the rights to the name PhotoWave. An initial value of $100,000 was recorded for the investment, based on Allin Digital's initial 20% stock ownership percentage in comparison to the initial cash capitalization of PhotoWave for the remaining equity. The Company recognized a loss of $72,000 during the period ended December 31, 1999 for its equity basis interest in the results of operations of PhotoWave, which reduced the carrying value of the Company's investment to $-0- as of December 31, 1999. On June 14, 2000, Allin Digital sold all of its 20 shares of common stock of PhotoWave, then representing less than a 6% ownership interest. Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock. Due to the Company's discontinuation of digital imaging operations in 2001, the loss recorded in 1999 for Allin Digital's equity basis interest in the results of PhotoWave's operations and the gain recognized in 2000 on the sale of the PhotoWave stock have been reclassified to loss from discontinued operations in the Company's Consolidated Statements of Operations for the respective periods.

10.  Intangible and Other Assets

     Intangible and other assets consist of the following:

                                                                                     December 31,
                              (Dollars in thousands)                               ---------------
                                                                                    2000     2001
                                                                                   ------   ------
Assembled work force of acquired entities, net of accumulated
    amortization of $177 and $241 (amortized over five and seven years)               168      104
Customer lists of acquired entities, net of accumulated amortization of $485 and
$668 (amortized over five and thirteen years)                                       1,865    1,682
Other assets, net of accumulated amortization of $2 and $3                              4        3
                                                                                   ------   ------

                                                                                   $2,037   $1,789
                                                                                   ======   ======

     The estimated useful life of the customer list associated with the acquisition of Allin Consulting-Pennsylvania was reduced in June 2001 to a period extending through 2011. The unamortized value of the customer list as of June 30, 2001 is being amortized on a straight-line basis over the revised estimate of remaining useful life.

                        ALLIN CORPORATION & SUBSIDIARIES

11.  Line of Credit and Notes Payable:

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but has been renewed for three successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2002. As of December 31, 2001, maximum borrowing availability was approximately $2,072,000.

     Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The Company has from time to time borrowed and subsequently repaid amounts under the revolving credit loan. As of December 31, 2000 and 2001, the balances outstanding on the line of credit were $2,155,000 and $-0-, respectively.

     Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. Since the initial borrowing under the credit facility on October 2, 1998, the applicable interest rate has varied from a low of 5.75% to a high of 10.50%. The applicable rate as of December 31, 2001 was 5.75%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. Interest expense of approximately $73,000, $102,000 and $50,000 related to line of credit borrowings was recorded during the years ended December 31, 1999, 2000 and 2001, respectively. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

     The S&T Loan Agreement and an amendment renewing the line of credit as of October 1, 1999 include various covenants relating to matters affecting the Company including a required cash flow to interest ratio of not less than 1.0 to 1.0, insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. Cash flow is defined as operating income before depreciation, amortization and interest. S&T Bank waived the cash flow coverage covenant for the second, third and fourth quarters of 2000 and the first quarter of 2001. The Company would not have otherwise met the cash flow covenant requirements for those quarterly periods. For the second quarter of 2001, S&T Bank agreed to exclude from the cash flow calculation certain non-cash losses due to impairment of assets (See Note 8 - Impairment of Long-Lived Assets) and increases in the allowance for doubtful accounts receivable related to the discontinuation of Allin Digital's operations. The Company was in compliance with the cash flow coverage covenant after the exclusion of the non-cash losses. The Company was in compliance with the cash flow coverage covenant for the third and fourth fiscal quarters of 2001. As of December 31, 2001, the Company is in compliance with all other covenants under the amended S&T Loan Agreement.

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

     Non-current portion of notes payable on the Consolidated Balance Sheet as of December 31, 2000 and 2001 included a note payable of $1,000,000 related to the acquisition of Allin Consulting-California. The principal balance of the note is due April 15, 2005. The note bears interest at a rate of 7% per annum with quarterly compounding

                        ALLIN CORPORATION & SUBSIDIARIES
for unpaid interest. Accrued interest as of May 31, 1999 was paid on April 1, 2000. Quarterly interest payments began April 14, 2000. Approximately $99,000, $128,000 and $74,000 of interest expense was recorded in the periods ended December 31, 1999, 2000 and 2001, respectively, related to this note.

     Allin Consulting-Pennsylvania acquired certain office equipment under a capital lease. As of December 31, 2000, current principal obligations under the lease were approximately $2,000 and were reflected as current portion of notes payable on the Consolidated Balance Sheets. The lease matured in October 2001.

     On May 31, 1999, the outstanding principal balance of $1,926,000 of a promissory note related to the acquisition of Allin Consulting-Pennsylvania was exchanged for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The note bore interest at a rate of 6% per annum. Approximately $50,000 of interest expense was recorded in the period ended December 31, 1999 related to this note. See Note 3 - Preferred Stock.

12. Liability for Employee Termination Benefits:

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

     A restructuring charge of approximately $14,000 was recorded in December 2001 to establish a liability for severance costs associated with the termination of services of a managerial executive associated with the consulting services provided by the Company's Interactive Media Solution Area. Expense associated with the restructuring charge is reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2001. As of December 31, 2001, approximately $4,000 of the restructuring charge had been paid. The remaining balance, approximately $10,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet. The accrued balance was paid in January 2002.

     Restructuring charges of approximately $118,000 were recorded in March and June 2001 to establish and increase a liability for severance costs associated with the termination of services of two managerial executives associated with the technology consulting services provided by the Company's Technology Infrastructure and E-Business Solution Areas. One of the severance obligations was of variable duration up to six months dependent upon the executive's ability to obtain replacement employment. The Company's original restructuring charge was based on an estimate of the most likely period for the severance obligation. Information subsequently available indicated the duration of the severance obligation would exceed the originally estimated period. Expenses associated with the restructuring charges are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2001. As of December 31, 2001, all of the restructuring charges had been paid.

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

     An accrual of approximately $81,000 was recorded as of December 3, 1999 to establish a liability for severance costs associated with an involuntary employee termination. Associated expenses were recorded in Selling, general & administrative expenses on the Consolidated Statement of Operations during this period. The involuntary termination

                        ALLIN CORPORATION & SUBSIDIARIES
involved an individual responsible for management of one of Allin
Consulting-California's technology consulting solution areas. As of December 31, 1999 and 2000, none and all, respectively, of the amount accrued had been paid.

     A restructuring charge of approximately $208,000 was recorded as of January 12, 1999 to establish a liability for severance costs associated with the termination of services of the Company's president. During the quarterly period ended December 31, 1999, additional expense of approximately $18,000 was recorded to adjust the restructuring charge previously recorded. Associated expenses are reflected in Selling, general & administrative expenses on the Consolidated Statements of Operations during the year ended December 31, 1999. As of December 31, 1999, approximately $201,000 of the amount accrued under the January 12, 1999 charge had been paid. Severance payments under this plan were completed by February 2000.

13.  Lease Commitments:

     The Company leases office space and equipment under operating leases that expire at various times through 2005. Minimum future annual rental commitments for all non-cancelable operating leases as of December 31, 2001 are as follows:

Minimum Future Lease Payments

2002                             $308,000
2003                              299,000
2004                              117,000
2005                               66,000
                                 ---------

Total                            $790,000
                                 =========

14.  Royalty Agreement

     Allin Interactive's contracts with certain cruise lines for operation of interactive television systems, from which Allin Interactive derived transactional revenue, provided for specified royalty payments based upon adjusted gross revenue, as defined in the respective agreements. Royalty expenses of approximately $42,000, $16,000, and $11,000 are included with Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001, respectively. Operations under the last of these contracts ceased in December 2001. Transactional revenue from the operation of interactive television systems will no longer be earned and related royalty expenses will no longer be incurred.

15.  Sale of Celebrity Ship Interactive Television Systems

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

     Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems to be sold. Upon satisfactory joint inspection of, and Celebrity's payment for, each interactive system, operational responsibility for that system shifted from Allin Interactive to Celebrity. Upon transfer of operational responsibility for each ship, transactional revenue from pay-per-view movies, video gaming and management fees terminated for Allin Interactive and Celebrity assumed responsibility for operational staffing for the ship's interactive system.

     Under the August 1999 maintenance agreement between Allin Interactive and Celebrity, Allin Interactive was to provide ongoing technical support for the five interactive television systems on Celebrity ships for a minimum period of six months following completion of all system sales and transfers of operational responsibility. The minimum maintenance

                        ALLIN CORPORATION & SUBSIDIARIES
period ended March 17, 2000. Revenue for the four interactive television system sales was recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive's ongoing technical maintenance obligation. The net book values of the four owned systems were recognized as cost of sales over the minimum period of the maintenance obligation.

     Allin Interactive earned fixed monthly maintenance fees under the August 1999 maintenance agreement through October 2000. Since November 2000, technical support services have been provided on an hourly fee basis subject to a minimum quarterly fee for each ship.

16. Income Taxes

     The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of SFAS No. 109. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company's operations have not historically generated taxable income, valuation allowances have been recorded to date to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary or permanent differences in recognition between the financial reporting and tax bases of income. The Company also has not typically recorded current benefits from income taxes for taxable net losses due to uncertainty as to the ultimate realization of the related tax assets.

     The components of the deferred tax assets and liabilities, as of December 31, 2000 and 2001, are as follows:

         Assets (liabilities)                   December 31,  December 31,
                                                -----------   -----------
                                                   2000          2001
                                                  -------        -------
     (Dollars in thousands)
Net operating loss carryforward                   $ 8,117      $ 8,307
Deferred revenue                                       --         (272)
Intangible asset differences                          748          634
Restricted stock grant                                161          161
Fixed assets                                          371          500
Research and development                             (247)        (248)
Miscellaneous reserves                               (381)        (448)

Valuation allowance                                (8,769)      (8,634)
                                                  -------      -------

Net deferred income taxes from operations         $    --      $    --
                                                  =======      =======

     As of December 31, 2001, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $22,264,000 and $12,302,000, respectively, which are scheduled to expire at various times from 2006 through 2021. The realization of these tax benefits depends on the Company's ability to generate future taxable income. The Company has established valuation allowances as of December 31, 2000 and 2001 to offset the deferred tax benefits related to the net operating loss carryforwards.

     No income tax provision was recorded in the fiscal year ended December 31, 2001. Currently payable state income tax provisions of certain subsidiaries of approximately $2,000, along with an $81,000 benefit resulting from reversal of a deferred tax liability, resulted in the recognition of a net benefit from income taxes of approximately $79,000 for the year ended December 31, 2000. The Company was able to utilize tax losses generated from its operations to offset a deferred tax liability related to the pre-acquisition operations of Allin Consulting-Pennsylvania that had been assumed by the Company as a component of the purchase price. The fiscal 1999 income tax provision of approximately $9,000 consisted of currently payable state income taxes of certain subsidiaries.

                        ALLIN CORPORATION & SUBSIDIARIES

     The provisions for or benefits from income taxes are different from that which would be obtained by applying the statutory federal income tax rate of 34% to losses before income taxes. A reconciliation of the differences is as follows:

            Year ended December 31                 1999      2000        2001
                                                 -------    -------    --------
            (Dollars in thousands)

Net loss before income taxes                     $(2,667)   $(3,033)   $(11,946)
Estimated benefit from income taxes at
federal statutory rate                           $  (907)   $(1,031)   $ (4,062)

Effect of tax-basis income recognition
differences related to:
Intangible asset amortization and impairment
losses                                               315        350       3,852
Fixed asset depreciation and gains or losses
on disposal                                          179         (5)         40
Deferred revenue                                      --       (231)         --
Section 481 adjustment                                79         (2)         (2)
Other                                                 32        (57)         37
                                                 ------------------------------
Subtotal                                             605         55       3,927

State income tax provision                             9          2          --
Reversal of deferred federal tax liability            --        (81)         --
Change in valuation allowance related to
current taxable loss                                 302        976         135
                                                 ------------------------------

Provision for (benefit from) income taxes        $     9    $   (79)   $     --
                                                 ==============================

     Cash payments for income taxes were approximately $255,000, $7,000, and $4,000 during the years ended December 31, 1999, 2000, and 2001, respectively. Cash payments during 1999 related primarily to the pre-acquisition operations of Allin Consulting-Pennsylvania. Approximately $112,000 of the cash payments reduced income tax liabilities assumed in the 1998 acquisition of Allin Consulting-Pennsylvania while another $74,000 was offset against a note payable to a former shareholder of Allin Consulting-Pennsylvania. Approximately $63,000 of the 1999 cash payments were made by Allin Consulting-Pennsylvania for safe harbor deposits for Pennsylvania corporate net income tax, which were required due to the amount of the prior year tax liability. No provision for income tax was recognized related to these deposits during 1999 since Allin Consulting-Pennsylvania recognized a taxable net loss related to its operations in Pennsylvania. The deposits have subsequently been applied against Pennsylvania capital stock tax obligations. The remaining cash payments for income taxes for 1999 as well as cash payments for income taxes during 2000 and 2001 related to various state and local income tax obligations of the Company and its subsidiaries.

17.  Related Party Transactions

Shareholder Notes Payable

     The acquisition of Allin Consulting-Pennsylvania in August 1998 included a promissory note issued by the Company in the amount of $2,000,000 to a former shareholder of Allin Consulting-Pennsylvania who is currently a shareholder and director of the Company. The secured promissory note bore interest at 6% per annum. During March and April 1999, the note was offset by approximately $74,000 for Allin Consulting-Pennsylvania's payment of tax liabilities related to the pre-acquisition period. On May 31, 1999, the outstanding balance of this note, approximately $1,926,000, was exchanged for 1,926 shares of the Company's Series E Convertible Redeemable Preferred Stock. The Series E preferred stock subsequently converted into 942,141 shares of the Company's common stock on August 13, 2000. The Company recorded interest expense of approximately $50,000 and made interest payments of approximately $80,000 during the period ended December 31, 1999 related to this note. See Notes 3 - Preferred Stock - and 11 - Line of Credit and Notes Payable - for additional information.

                        ALLIN CORPORATION & SUBSIDIARIES

     In November 1998, the Company and the former sole shareholder of Allin Consulting-California, who was then a shareholder of the Company, and who remained a shareholder until March 14, 2002, and who was formerly the President of the Company, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California. Under the amendment, the amount of the payment was fixed at $2,000,000. The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996, with quarterly compounding of any unpaid interest. On May 31, 1999, the former sole shareholder of Allin Consulting-California agreed to a reduction in note principal balance of $1,000,000 in exchange for 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock. The amended note originally provided for principal payments of $500,000 on April 15, 2000 and October 15, 2000. However, the Company had the sole option to defer payment of principal until April 15, 2005, which it did. Accrued interest as of May 31, 1999 of approximately $390,000 was paid in April 2000. Payment of interest accrued in the preceding calendar quarter also began in April 2000. Quarterly interest payments of approximately $63,000 and $74,000 were made in the years ended December 31, 2000 and 2001, respectively. Approximately $99,000, $128,000 and $74,000 of interest expense was accrued in the years ended December 31, 1999, 2000 and 2001, respectively, related to this note. See Notes 3 - Preferred Stock and 11 - Line of Credit and Notes Payable for additional information concerning this note and the exchange for preferred stock. On March 14, 2002, the former sole shareholder of Allin Consulting-California sold the note and accrued interest of approximately $73,000 to another shareholder of the Company. See Note 19 - Subsequent Events - for additional information.

Notes Receivable from Employees

     At December 31, 2000, the Company had a note due from an employee with an outstanding balance of approximately $3,000. The note bore interest at a fixed rate of 7%. The outstanding balance of the note was repaid in 2001.

Services and Products Sold to Related Parties

     During 1999, Allin Consulting-California provided computer network consulting services to an entity in which certain shareholders, directors and an officer of the Company own or owned interests. Fees charged were approximately $4,000. No services were provided to related parties by Allin
Consulting-California in 2000 or 2001.

     During 1999, Allin Consulting-Pennsylvania provided computer network consulting services to two entities in which certain shareholders, directors and an officer of the Company own or owned interests. Fees charged were approximately $8,000. During 2000 and 2001, computer network consulting services of approximately $46,000 and $21,000, respectively, were provided to one of these entities.

     During 1999, Allin Consulting-Pennsylvania performed technology consulting services for two entities for which a director of the Company serves as an executive officer. Fees charged these entities were approximately $28,000. No services were provided to these entities by Allin Consulting-Pennsylvania in 2000 or 2001.

     During 2000 and 2001, Allin Interactive sold interactive television equipment to an entity in which a director of the Company has an ownership interest. Revenue from these sales was approximately $1,000 and $3,000, respectively.

     During 1999, Allin Network sold computer hardware and components to two entities in which certain shareholders, directors and an officer of the Company own or owned interests. Revenue from these sales was approximately $1,000. During 2001, Allin Network provided infrastructure technology consulting services to one of these entities. Fees charged for these services were approximately $19,000. No products or services were sold to these entities by Allin Network in 2000.

     During 2001, Allin Network sold computer hardware and components to an entity in which certain shareholders of the Company have an equity interest. Revenue from these sales was approximately $8,000. During 2001, Allin Network also provided infrastructure technology consulting services to this entity. Fees charged for these services were approximately $26,000. No products or services were sold to this entity by Allin Network in 1999 or 2000.

                        ALLIN CORPORATION & SUBSIDIARIES

     During 1999, Allin Digital sold and installed a digital imaging system to an entity in which a director of the Company has an ownership interest. Allin Digital recorded revenue related to this sale of approximately $44,000 in 1999. Allin Digital also recognized revenue of approximately $1,000 for technical support for this entity in 2000 and sold approximately $1,000 of digital imaging equipment to this entity in 2001.

Sale of Technical Support Contracts

     In October 2000, Allin Consulting-California sold rights to perform technical support services under certain contracts to an entity in which a former shareholder of the Company, who remained a shareholder until March 14, 2002, and who was formerly the President of the Company, has an ownership interest. The sale was effective for services performed subsequent to December 31, 2000. Allin Consulting-California is entitled to receive percentages of certain revenue realized by the related entity during the period from January 1, 2001 through December 31, 2005, including fifteen percent of the contractual backlog for services remaining to be performed for contracts in place as of December 31, 2000, ten percent of any additional revenue derived from clients with contracts in place as of December 31, 2000, and five percent of any revenue earned from certain former clients of Allin Consulting-California, as specified in the agreement. As of December 31, 2000, the backlog for services remaining to be performed under sold contracts was approximately $113,000. Allin Consulting-California recognized approximately $54,000 of revenue during the year ended December 31, 2001 related to its interests in the related entity's technical support services. The agreement also provided for a management fee to the related entity equal to 10% of the revenue earned by Allin Consulting-California during November and December 2000 under the contracts sold for the related entity's assistance in managing the technical support services provided during this period. Allin Consulting-California recorded expense of approximately $12,000 during the year ended December 31, 2000 for the management fees.

Lease Arrangements

     The Company leases office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $302,000, $284,000 and $290,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The current lease will expire on January 31, 2002. In 1997 and 1998, an agreement was reached among the Company, the lessor and a third party for sublet of two portions of the office space, terminating any liability of the Company for the sublet space for the remaining term of the lease. As of December 31, 2001, minimum lease commitments under the lease were approximately $23,000.

     Allin Consulting-California leased office space in 1999 from a former shareholder of the Company, who remained a shareholder until March 14, 2002, and who was formerly the President of the Company. Rental expense was approximately $41,000 for the year ended December 31, 1999. No rent expense was recorded in 2000 or 2001 and Allin Consulting-California no longer occupies the office space.

Transactions Related to PhotoWave

     During 1999, Allin Digital and Allin Interactive sold digital photography equipment and supplies and computer hardware to PhotoWave. Allin Digital also sold digital photography equipment to PhotoWave in 2000. From March 1998 until June 2000, Allin Digital held a non-consolidated equity interest in PhotoWave. The Company's Chairman of the Board served as a director of PhotoWave from 1998 to 2000. Another director who is also a beneficial owner of greater than five percent of the Company's common stock has also held an ownership interest in PhotoWave and has served as a director of PhotoWave since 1998. Sales were approximately, $53,000 and $20,000 during the years ended December 31, 1999 and 2000, respectively. There were no sales of digital photography equipment or supplies to PhotoWave during 2001.

     Allin Digital also has a commission-based referral agreement with PhotoWave under which PhotoWave earns commissions for referral of customers to Allin Digital. Commissions earned by PhotoWave under this agreement were $39,000, $13,000 and $2,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

                        ALLIN CORPORATION & SUBSIDIARIES

     On June 14, 2000, Allin Digital sold all of its 20 shares of common stock of PhotoWave. The purchaser was a director of the Company and a beneficial owner of greater than five percent of the Company's common stock, who has also been a director and shareholder of PhotoWave since 1998. Proceeds received related to the sale of PhotoWave stock were approximately $144,000. Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock.

Services and Products Purchased from Related Parties

     Certain shareholders, a director and an officer of the Company have an equity interest in an entity which performed services for the Company and its subsidiaries related to visual media. Charges for these services were approximately $1,000 for the year ended December 31, 2001. There were no purchases from this related entity in 1999 or 2000.

     An entity in which a director and former officers of the Company have an equity interest performed commercial printing services for the Company and its subsidiaries. Charges for these services were approximately $3,000, $200 and $3,000 for the periods ended December 31, 1999, 2000 and 2001, respectively.

     An entity in which a former shareholder of the Company, who remained a shareholder until March 14, 2002, and who was formerly the President of the Company, has an interest provided technical consulting services to the Company. Charges for these services were approximately $15,000 and $36,000, respectively, for the periods ended December 31, 1999 and 2000. No consulting services were provided by this entity in 2001.

     Data storage services were received from an entity in which certain shareholders of the Company have an equity interest. Charges for these services were approximately $1,000 for the period ended December 31, 1999. There were no purchases from this related entity in 2000 or 2001.

     Consulting services related to the technology consulting industry were provided by a director of the Company in 2001. Fees paid for the services were approximately $2,000.

18.  Subsequent Events

Issuance of Options for Common Stock

     During the first quarter of 2002, the Company awarded options to purchase 25,000 common shares under the 2000 Stock Plan. The grant price of the options is $0.18 per share which was the market price of the Company's common stock on the grant date. The options to purchase common shares will vest on the first anniversary of the grant date.

Sale of Note, Preferred Stock and Common Stock Between Related Parties

     On March 14, 2002, the former sole shareholder of Allin Consulting-California sold a note due from the Company, with a principal balance of $1,000,000 due on April 15, 2005, approximately $73,000 of accrued but unpaid interest related to the note, all of the 1,000 outstanding shares of the Company's Series F Convertible Redeemable Preferred Stock, approximately $55,000 of accrued but unpaid dividends related to the preferred stock, and 213,333 shares of the Company's common stock to another shareholder of the Company.

19. Industry Segment Information

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as the basis for determining its segments. SFAS No. 131 introduced a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance.

                        ALLIN CORPORATION & SUBSIDIARIES

Basis for Determining Segments

     Segments to be reported will fall under two groups, Solution Area Services and Ancillary Services & Product Sales. The Company's operations and management's evaluations are primarily oriented around three solution areas meeting customer needs for Microsoft-based technology services: Interactive Media, Technology Infrastructure and E-Business. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company.

     Beginning in 2001, the Company changed its solution area structure to reflect changes in technology, customers' maturing integration of electronic business capabilities with ongoing business operations and the Company's desire to simplify its marketing message. Accordingly, the Company's E-Business Solution Area now reflects the combined consulting activities consistent with the Company's Microsoft-based technology focus that would have been reflected as Business Operations, Knowledge Management and Electronic Business Solution Areas under the previous solution area structure. The Company also performs technology consulting services for certain legacy technologies, primarily IBM proprietary mainframe systems. Through mid-2001, the Company also performed consulting services related to Hogan IBA software applications, which are specialized products for the banking industry. The management of legacy technology consulting services was performed by the Business Operations Solution Area under the previous solution area structure, but is not part of the activities falling under the E-Business Solution Area in the current solution area structure due to management's desire for E-Business to concentrate on projects more closely consistent with the Company's Microsoft-based technology focus. Consequently, legacy technology consulting services are shown separately under the new solution area structure. This presentation represents a change from the segments previously reported as Solution Area Services prior to December 31, 2000.

     In connection with its solutions-oriented services, clients will request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure client satisfaction, the Company maintains an ancillary capability to provide sales of information system equipment and supplies. Until December 2001, the Company continued to operate interactive television systems as a result of a discontinued operating model under which the Company derived transactional revenue. The segment group Ancillary Services & Product Sales includes these activities which are ancillary to or outside of the Company's current strategic focus.

     The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, production processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Interactive Media Consulting, Interactive Media Systems Integration, Technology Infrastructure Consulting, E-Business Consulting and Legacy Technology Consulting. Solution area services are provided by Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania and Allin Network.

     Segments grouped as Ancillary Services & Product Sales include Interactive Television Transactional Services, Information System Product Sales and Other Services. Ancillary services are provided by all of the Company's operating subsidiaries. Ancillary product sales are provided by Allin Interactive, Allin Consulting-Pennsylvania and Allin Network.

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

                        ALLIN CORPORATION & SUBSIDIARIES

Measurement Method

     The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

     Information on revenue derived from external customers is as follows:

(Dollars in thousands)                                   Revenue from External Customers
Periods ended December 31                                  1999       2000        2001
                                                         -------------------------------
Solution Area Services:
    Interactive Media Consulting                          $   758    $ 1,283    $ 3,612
    Interactive Media Systems Integration                   3,068      5,914      6,459
    Technology Infrastructure Consulting                    2,911      3,817      2,703
    E-Business Consulting                                   2,340      2,166      2,508
    Legacy Technology Consulting                           11,537      6,692      1,998
                                                          -----------------------------
Total Solution Area Services                              $20,614    $19,872    $17,280

Ancillary Services & Product Sales:
    Interactive Television Transactional Services         $ 1,614    $   436    $   296
    Information System Product Sales                          308        422        253
    Other Services                                            169        140        252
                                                          -----------------------------
Total Ancillary Services & Product Sales                  $ 2,091    $   998    $   801

                                                          -----------------------------

Consolidated Revenue from External Customers              $22,705    $20,870    $18,081
                                                          =============================

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

(Dollars in thousands)                                   Revenue from Related Entities
Periods ended December 31                                 1999        2000       2001
                                                         -----------------------------
Solution Area Services                                    $264        $247       $ 2
Ancillary Services & Product Sales                         275         159        43
                                                          --------------------------

Total Revenue from Related Entities in Other Segments     $539        $406       $45
                                                          ==========================

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

(Dollars in thousands)                                      Gross Profit
Periods ended December 31                              1999     2000     2001
                                                      ------------------------
Solution Area Services:
    Interactive Media Consulting                      $  396   $  874   $2,373
    Interactive Media Systems Integration              1,463    1,980    1,909
    Technology Infrastructure Consulting               1,461    2,260    1,604
    E-Business Consulting                                916      979    1,425
    Legacy Technology Consulting                       3,205    1,815      497
Total Solution Area Services                          $7,441   $7,908   $7,808

Ancillary Services & Product Sales:
    Interactive Television Transactional Services     $1,346   $  297   $  197
    Information System Product Sales                      48      106       91
    Other Services                                       156      104      262
Total Ancillary Services & Product Sales              $1,550   $  507   $  550

                                                      ------------------------

Consolidated Gross Profit                             $8,991   $8,415   $8,358
                                                      ========================

Assets

     Information on total assets attributable to segments is as follows:

(Dollars in thousands)                                      Total Assets
As of December 31                                     1999      2000     2001
                                                    --------------------------

Solution Area Services:
    Interactive Media Consulting                    $    89   $   486   $1,158
    Interactive Media Systems Integration             1,893     3,275    2,555
    Technology Infrastructure Consulting              4,967     6,574    1,592
    E-Business Consulting                             1,808     1,618      935
    Legacy Technology Consulting                     11,498     8,447    1,764
                                                    --------------------------
Total Solution Area Services                        $20,255   $20,400   $8,004

Ancillary Services & Product Sales:
    Interactive Television Transactional Services   $   539   $   262   $   93
    Information System Product Sales                     19        83       42
    Other Services                                       --       135       86
                                                    --------------------------
Total Ancillary Services & Product Sales            $   558   $   480   $  221

Corporate & Other                                     1,979     2,048      678
Discontinued Operations - Digital Imaging             1,234     1,354      155
                                                    --------------------------

Consolidated Total Assets                           $24,026   $24,282   $9,058
                                                    ==========================

                        ALLIN CORPORATION & SUBSIDIARIES

     Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands)                                Property & Equipment (net)
As of December 31                                      1999       2000      2001
                                                      --------------------------

Solution Area Services:
    Interactive Media Consulting                      $   48     $   36     $ 40
    Interactive Media Systems Integration                194        155      129
    Technology Infrastructure Consulting                 155        140       69
    E-Business Consulting                                 37         40       28
    Legacy Technology Consulting                         274        162       65
                                                      --------------------------
Total Solution Area Services                          $  708     $  533     $331

Ancillary Services & Product Sales:
    Interactive Television Transactional Services     $  171     $   97     $ --
    Information System Product Sales                       2          3        3
    Other Services                                        --         --       --
                                                      --------------------------
Total Ancillary Services & Product Sales              $  173     $  100     $  3

Corporate & Other                                        499        399      134
Discontinued Operations - Digital Imaging                121         79       14
                                                      --------------------------

Consolidated Property & Equipment (net)               $1,501     $1,111     $482
                                                      ==========================

     Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands)                              Property & Equipment Additions
As of December 31                                    1999        2000      2001
                                                    ------------------------------
Solution Area Services:
    Interactive Media Consulting                     $ 30        $ 17       $17
    Interactive Media Systems Integration             121          79        27
    Technology Infrastructure Consulting               18          74        12
    E-Business Consulting                              12          45        11
    Legacy Technology Consulting                       18          --        --
                                                     ----        ----       ---
Total Solution Area Services                         $199        $215       $67

Ancillary Services & Product Sales:
    Interactive Television Transactional Services    $ --        $ --       $--
    Information System Product Sales                   --          --         1
    Other Services                                     --          --        --
                                                     ----        ----       ---
Total Ancillary Services & Product Sales             $ --        $ --       $ 1

Corporate & Other                                     144         214        15
Discontinued Operations - Digital Imaging              31          15         2
                                                     ----        ----       ---

Consolidated Property & Equipment (net)              $374        $444       $85
                                                     ====        ====       ===

                        ALLIN CORPORATION & SUBSIDIARIES

Geographic Information

     Domestic revenue is attributed to geographic areas based on the location of services performed or the location from which products are shipped to customers. International revenue is attributable to the locations where interactive media consulting or systems integration services are performed for all services performed on land or in port for extended periods. Interactive media consulting and systems integration revenue generated on sailing ships is attributed as at sea. Interactive television transactional revenue is attributed to domestic and international ports and at sea based on the proportion of time of the ships' itineraries spent in the various locations and at sea. Information on consolidated revenue attribution to geographic areas is as follows:

(Dollars in thousands)                           Revenue from External Customers
Period ended December 31                             1999      2000      2001
                                                 -------------------------------

Domestic Revenue:
    Northeastern United States                     $ 6,656   $ 5,047   $ 3,415
    Midwestern United States                         2,554     1,407       465
    Southern United States                           3,313     5,771     3,823
    Western United States                            8,151     6,936     4,076
                                                   ---------------------------
Total Domestic Revenue                             $20,674   $19,161   $11,779

International & At Sea Revenue:
    Caribbean Islands                              $   214   $    47   $    64
    Finland                                            700       562     2,037
    France                                               2       628     1,619
    Germany                                              1       112       695
    Other International                                188        24         9
    At Sea                                             926       336     1,878
                                                   ---------------------------
Total International & At Sea Revenue               $ 2,031   $ 1,709   $ 6,302

                                                   ---------------------------
Consolidated Revenue from External Customers       $22,705   $20,870   $18,081
                                                   ===========================

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

(Dollars in thousands)                               Property & Equipment (net)
As of December 31                                    1999        2000       2001
                                                    ----------------------------

Domestic Locations:
    California                                      $  471      $  337      $154
    Florida                                            272         215       148
    Pennsylvania                                       672         544       180
                                                    ----------------------------
Total Domestic Locations                            $1,415      $1,096      $482

At Sea                                              $   86      $   15      $ --
                                                    ----------------------------

Consolidated Property & Equipment (net)             $1,501      $1,111      $482
                                                    ============================

                        ALLIN CORPORATION & SUBSIDIARIES

Information about Major Customers

                                       %
              Revenue (Dollars    Consolidated
              ----------------    ------------
                in thousands)        Revenue                       Segments Included
                -------------        -------                       -----------------
Period Ended December 31, 1999

                     2,568              11 %      Legacy Technology Consulting

                     2,428              11 %      Interactive Media Consulting,  Interactive Media Systems
                                                  Integration, Interactive Television Transactional Services

Period Ended December 31, 2000

                     2,768              13 %      Interactive Media Consulting,  Interactive Media Systems
                                                  Integration, Information System Product Sales,
                                                  Interactive Television Transactional Services

                     2,407              12 %      Legacy Technology Consulting

                     2,136              10 %      Interactive Media Consulting,  Interactive Media Systems
                                                  Integration, Information System Product Sales

Period Ended December 31, 2001

                     4,851              27 %      Interactive Media Consulting,  Interactive Media Systems
                                                  Integration, Information System Product Sales,
                                                  Interactive Television Transactional Services

                     2,952              16 %      Interactive Media Consulting,  Interactive Media Systems
                                                  Integration, Information System Product Sales

                     2,623              15 %      Interactive Media Consulting,  Interactive Media Systems
                                                  Integration, Information System Product Sales

                        ALLIN CORPORATION & SUBSIDIARIES

20.  Unaudited Quarterly Financial Information

     The data for the quarterly periods ended June 30 and September 30, 2001 reflects the data presented in the Company's filings on Form 10-Q for those periods. The data for the quarterly periods ended March 31, June 30, and September 30, 2000 and March 31, 2001 has been restated to reflect the results of the Company's digital imaging operations as gain or loss from discontinued operations. Comparable data is presented for the three-month periods ended December 31, 2000 and 2001.

          Dollars in thousands except                           Three Months Ended
                                                 -----------------------------------------------
                 per share data                                     2000
                                                 -----------------------------------------------
                                                 March 31   June 30   September 30   December 31
                                                 -----------------------------------------------
Revenue                                           $6,002    $ 4,412      $ 4,381       $6,075
Gross Profit                                       2,680      1,639        1,731        2,365
Income (loss) from operations                         67     (1,086)        (955)        (472)
Income (loss) from continuing operations               2     (1,130)      (1,004)        (451)
Gain (loss) from discontinued operations              17         71         (216)        (243)
Net income (loss)                                 $   19    $(1,059)     $(1,220)      $ (694)
                                                  ===========================================
Net loss attributable to common shareholders      $ (134)   $(1,213)     $(1,362)      $ (882)
                                                  ===========================================

Net loss per common share from continuing
operations -basic and diluted                     $(0.02)   $ (0.21)     $ (0.18)      $(0.09)
                                                  ===========================================
Net loss per common share from discontinued
operations - basic and diluted                    $ 0.00    $  0.01      $ (0.03)      $(0.04)
                                                  ===========================================
Net loss per common share - basic and diluted     $(0.02)   $ (0.20)     $ (0.21)      $(0.13)
                                                  ===========================================

          Dollars in thousands except                        Three Months Ended
                                              ------------------------------------------------
                 per share data                                      2001
                                              ------------------------------------------------
                                              March 31    June 30   September 30   December 31
                                              ------------------------------------------------
Revenue                                       $ 4,804    $  4,097      $4,315        $4,865
Gross Profit                                    2,219       1,936       1,956         2,247
(Loss) income from operations                    (843)    (11,211)        275           639
(Loss) income from continuing operations         (890)    (11,248)        256           625
Loss from discontinued operations                (107)       (473)        (85)          (24)
Net (loss) income                             $  (997)   $(11,721)     $  171        $  601
                                              =============================================
Net (loss) income attributable to common
shareholders                                  $(1,158)   $(11,885)     $    4        $  433
                                              =============================================

Net (loss) income per common share from
continuing operations - basic                 $ (0.15)   $  (1.64)     $ 0.01        $ 0.06
                                              =============================================
Net loss per common share from discontinued
operations - basic                            $ (0.02)   $  (0.07)     $(0.01)       $ 0.00
                                              =============================================
Net (loss) income per common share - basic    $ (0.17)   $  (1.71)     $ 0.00        $ 0.06
                                              =============================================

Net (loss) income per common share from
continuing operations - diluted               $ (0.15)   $  (1.64)     $ 0.01        $ 0.04
                                              =============================================
Net loss per common share from discontinued
operations - diluted                          $ (0.02)   $  (0.07)     $(0.01)       $ 0.00
                                              =============================================
Net (loss) income per common share- diluted   $ (0.17)   $  (1.71)     $ 0.00        $ 0.04
                                              =============================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Allin Corporation:

We have audited the accompanying consolidated balance sheets of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 8, 2002 (except with respect to certain matters discussed in Notes 17 and 18, as to which the date is March 14, 2002)

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Part III
Item 10 - Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 14, 2002.

Name                          Age        Position with the Company
----                          ---        -------------------------
Richard W. Talarico........   46    Chairman of the Board and Chief
                                    Executive Officer
Dean C. Praskach...........   44    Chief Financial Officer, Treasurer and
                                    Secretary
Brian K. Blair(1)..........   39    Director
Anthony L. Bucci(2)........   53    Director
William C. Kavan(2)........   51    Director
James S. Kelly, Jr.(1).....   51    Director
Anthony C. Vickers.........   52    Director

(1)  Member of Audit Committee.

(2)  Member of Compensation Committee.

     The office of President has been vacant since August 2001 when Timothy P. O'Shea stepped down as President to become Managing Director of Allin Consulting-Pennsylvania. The Board of Directors expects to appoint a President no later than the Board's first meeting following the next annual meeting of the stockholders, scheduled to be held on May 16, 2002. Mr. Talarico has fulfilled the duties of this office since Mr. O'Shea stepped down.

     Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996. He has also served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996. Mr. Talarico has served Allin Interactive in various other capacities, including Vice President of Finance from October 1994 to October 1995, President from October 1995 to June 1996 and Chief Financial Officer, Secretary and Treasurer from October 1994 to June 1996. Mr. Talarico has served as an officer and director of the Company's other subsidiaries since their inception or acquisition by the Company. Since 1991, Mr. Talarico has been a partner in The Hawthorne Group ("THG"), where he has been involved in numerous business ventures and has served in various financial and operating capacities. THG is a private investment and management company which invests through affiliates primarily in media and communications companies. Mr. Talarico also serves as a director of Wexford Health Sources, Inc., a provider of health and rehabilitation-related services, and during 2001 served as a director of its affiliated companies, Longford Health Sources, Inc. and Galway Technologies, Inc.

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

     Brian K. Blair became a director of the Company in July 1996. Mr. Blair also served as Chief Operating Officer and Secretary of the Company from July 1996 until his resignation from these positions in February 1998. Mr. Blair has served as a director of Allin Interactive since October 1994 and as a director of the Company's other subsidiaries since their inception or acquisition by the Company. Mr. Blair also served as Vice President of Administration and Operations of Allin Interactive from October 1994 until June 1996 and as its President from June 1996 until February 1998. Mr. Blair served as President of Blair Haven Entertainment, Inc, doing business as Commercial Downlink, a provider of cable and closed circuit television services, from 1989 to 1998. Mr. Blair currently serves as a director and President of Digital

Media Corp., a video production and satellite communications company. In 1999, Mr. Blair founded Novair Media Corp., a niche market television media company, and serves as its Chief Executive Officer. Mr. Blair also currently is a director of Novair Media Corp. and Com-Tek Printing and Graphics, Inc., a commercial printing company.

     Anthony L. Bucci became a director of the Company in August 1998. Mr. Bucci is Chairman and Chief Executive Officer of MARC USA, Pennsylvania's largest full-service marketing communications company. Mr. Bucci has served MARC USA in various capacities since 1970, including as President from September 1988 to February 1997, as Chief Executive Officer since March 1992 and as Chairman since February 1997. Mr. Bucci has supervised advertising and marketing for a range of clients in diverse industries, including specialty retailing, financial services, automotive, fashion, fast food, home centers, general merchandise and amusement parks.

     William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994. Mr. Kavan has also served as a director of certain of the Company's other subsidiaries since their inception or acquisition by the Company. From 1980 to 2000, Mr. Kavan served as president of Berkely-Arm, Inc. ("Berkely"), the largest provider of revenue-generating passenger insurance programs for the cruise industry. Berkely serves 25 cruise line clients, including Carnival, Costa, Cunard, NCL, P&O, Princess, Radisson and Royal Caribbean. Mr. Kavan currently serves as a director of ten privately held businesses in diverse industries including restaurants, cleaning, digital photography, consumer products and insurance.

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

     Anthony C. Vickers became a Director of the Company in November 1999. Mr. Vickers founded IT Services Development ("ITSD") in 1998 and has served as principal of ITSD since its inception. ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys. From 1996 to 1998, Mr. Vickers served as Chairman of the Information Technology Services Division of the Information Technology Association of America ("ITAA"), a technology industry association. Mr. Vickers currently serves as a director of ITAA. Mr. Vickers also currently serves as a member of advisory boards for several entities, including the University of Southern California Integrated Media Systems Center (since November 1999), Technology Empowerment, Inc. (since September 2000), Blue Crane, Inc. (since November 2001) and Make Corp. (since January 2002). Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its Chief Executive Officer and President until November 1995 and as a director until March 1998. Mr. Vickers served as a director of PC Tutor Corporation, which provided computer training services to small and medium-sized businesses from 1998 to 2000. Mr. Vickers also served as a director of Computer Technology Associates, a provider of information technology services and E-government solutions to the federal and state governments, from January to October 2000, and as a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling, since August 1999.

     There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any person who beneficially owns more than ten percent of the Company's common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on the review of the copies of such reports and written representations that no other reports were required during or with respect to the year ended December 31, 2001, all such Section 16(a) filing requirements were met, except that Henry Posner, Jr., a significant stockholder, did not file a year end report and filed one late report, both with respect to the same transaction in which 1,000 shares of common stock were transferred for no consideration by a trust of which Mr. Posner was a trustee to a trust of which he is not a trustee.

Item 11 - Executive Compensation

Summary Compensation Table

     The following table sets forth information concerning 1999, 2000 and 2001 compensation of the Chief Executive Officer and the other executive officer of the Company (collectively the "Named Executives").

                                                                      Long Term
                                       Annual Compensation         Compensation (2)
                                       -------------------         ----------------

                                                                      Securities
                                                                      ----------
                                                                      Underlying
                                                                      ----------
 Name and Principal Position    Year   Salary ($)   Bonus ($)(1)      Options(#)
 ---------------------------    ----   ----------   ------------      ----------
Richard W. Talarico             2001     $175,000      $50,000          75,000
    Chief Executive Office      2000     $175,000           --          25,000
                                1999     $175,000           --          60,000

Dean C. Praskach                2001     $145,000      $25,000          30,000
   Chief Financial Officer,     2000     $140,625           --           6,250
   Treasurer and Secretary      1999     $127,500           --          28,750

(1)  Bonuses were earned in 2001, but paid in 2002.

(2) In 2001, stock appreciation rights related to an aggregate of 281,000 and 103,000 shares of common stock covered by options to purchase common stock granted prior to February 13, 2001 were granted to Mr. Talarico and Mr. Praskach, respectively. The stock appreciation rights granted to Mr. Talarico were pursuant to the terms of an employment agreement between Mr. Talarico and the Company entered into in January 2002. The term of the employment agreement was made retroactive to January 1, 2001 and, accordingly, the Company deems the stock appreciation rights to have been granted in 2001. During 2001, the employment agreement between the Company and Mr. Praskach was amended such that stock appreciation rights were granted. Such rights for each Named Executive will become effective in the event of termination of their employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, as defined in their respective employment agreements. For more information about the terms of the stock appreciation rights held by the Named Executives, see the discussion under "Employment Agreements" below.

Employment Agreements

     On January 10, 2002, the Company entered into a new employment agreement with Mr. Talarico, which was made effective as of January 1, 2001, with a term continuing through December 31, 2003. The new agreement replaced the prior employment agreement between the Company and Mr. Talarico, which lapsed on May 15, 2001. The annual salary as set forth in the new employment agreement is $175,000, subject to annual merit increases.

     During the term of the employment agreement, Mr. Talarico will be eligible to earn an annual bonus in accordance with an annual bonus program to be established for the Company by the Compensation Committee and approved by the Board of Directors. The payment of any annual bonus under any such program will be contingent upon the achievement of certain corporate and/or personal performance goals. The performance goals will be approved by the Board of Directors and are designed to enhance stockholder value. To be eligible for a bonus for a particular year, Mr. Talarico must be employed by the Company on the last day of the calendar year for which the bonus is earned unless cessation of employment is due to death, disability, as defined in the agreement, a change in control of the Company or the attainment of performance goals for that year prior to year end. In the event of death or disability, a pro-rated portion of any bonus due will be awarded based on the performance of the Company annualized as of the date of cessation of employment. In the event of a change in control of the Company, Mr. Talarico will receive a single sum payment of $225,000, except that in the event the Company sells a significant portion, but not all, of its assets, Mr. Talarico will receive a portion of such sum as determined by the Board of Directors. A change in control is defined in the employment agreement as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. The Compensation Committee has not yet established the criteria for any annual bonus program for the remainder of the term of the employment agreement. The Board of Directors awarded a discretionary bonus of $50,000 to Mr. Talarico in respect of 2001 based on the Company's financial performance in the second half of 2001. The bonus was paid in February 2002.

     The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

     The employment agreement provides that Mr. Talarico will be eligible to participate in the Company's various stock plans. The employment agreement with Mr. Talarico does not, however, specify any minimum number of options to be awarded during the term of the agreement. Options granted to Mr. Talarico prior to February 13, 2001 vested on May 15, 2001. In January 2001, Mr. Talarico was granted options to purchase 75,000 shares of the Company's common stock. The exercise price of $1.25 per share was based on market price of the common stock at the date of grant. There have been no options awarded to Mr. Talarico subsequent to the January 2001 award.

     The employment agreement also provides that should Mr. Talarico's employment by the Company be terminated without cause or in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will receive semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the first anniversary of the date of termination. In the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will also have the right to convert each of his vested options to purchase the Company's stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. Talarico's options, notwithstanding the expiration of the options based on Mr. Talarico's termination prior to such expiration date. In addition, Mr. Talarico's options granted prior to February 13, 2001 will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Talarico's employment without cause or in connection with a change of control of the Company.

     In June 2000, the Company entered into an employment agreement with Mr. Praskach, the term of which commenced June 23, 2000 and will continue through June 23, 2005. The Company and Mr. Praskach amended the employment agreement on February 13, 2001. Mr. Praskach's current annual salary is $145,000. The employment agreement permits annual merit increases to salary. Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors. A discretionary bonus of $25,000 in respect of 2001 was awarded to Mr. Praskach based on the Company's financial performance in the second half of 2001. The bonus was paid in February 2002.

     The employment agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

     Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company's stock plans. The employment agreement with Mr. Praskach does not, however, specify any minimum number of options to be awarded during the term of the agreement. Mr. Praskach was granted options to purchase 30,000 shares of the Company's common stock in January 2001. The exercise price of $1.25 per share was based on market price at the date of grant. Options granted to date to Mr. Praskach will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award. Pursuant to the amendment to the employment agreement, options to acquire shares of common stock granted to Mr. Praskach under the Company's Stock Plans prior to February 13, 2001 will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

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

Stock Plans

     In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997 the Board of Directors adopted the 1997 Stock Plan, which was approved by the Company's stockholders in May 1997. The Board of Directors subsequently approved reissuance of forfeited option grants and restricted shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company's stockholders in December 1998. The Board of Directors subsequently approved reissuance of forfeited shares under the 1998 Plan. In February 2000, the Board of Directors adopted the 2000 Stock Plan, which was approved by the Company's stockholders in May 2000. All of the plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions (such as the completion of a period of employment with the Company following an award). The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

     The number of shares that may be awarded under the Company's 1996, 1997, 1998 and 2000 stock plans are 266,000, 300,000, 375,000 and 295,000, respectively. As of December 31, 2001, 42,199, 75,790, 126,860 and 87,250 shares remained available for future grants under the 1996, 1997, 1998 and 2000 Plans, respectively.

Option and Stock Appreciation Right Grants in Last Fiscal Year

     The following table and its notes provide information concerning stock options and related stock appreciation rights granted to the Named Executives during 2001.

                                              Individual Grants                                   Grant Date
                                              -----------------                                   ----------
                                                                                                    Value
                                                                                                    -----
                        Number of         % of Total
                        ---------         ----------
                        Securities    Securities Granted
                        ----------    ------------------
                        Underlying      to Employees in    Exercise or Base Price   Expiration     Grant Date
                        ----------      ---------------    ----------------------   ----------     ----------
      Name                Grants          Fiscal Year             ($/sh)               Date      Present Value $
      ----                ------          -----------             ------               ----      ---------------
Richard W. Talarico   75,000 (1)(4)         30.1 %                $1.25              1/5/08       $79,500 (3)
Dean C. Praskach      30,000 (2)(4)         12.0 %                $1.25              1/5/08       $31,800 (3)

(1) Under the terms of the Company's current and prior employment agreements with Mr. Talarico, the options to acquire shares of common stock granted to Mr. Talarico vested on May 15, 2001.

(2) Under the terms of the Company's current employment agreement with Mr. Praskach, these options granted to Mr. Praskach will vest at a rate of 20% on each of the first five anniversary dates of the award, or earlier if not already vested, on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. For more information about the terms of the options held by Mr. Praskach, see the discussion under "Employment Agreements" above.

(3) The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001 grants to Named Executives.

     Risk-free interest rate         4.9 %
     Expected dividend yield         0.0 %
     Expected life of options       7 yrs.
     Expected volatility rate      102.0 %

     No adjustments were made for non-transferability or risk of forfeiture.

(4) Pursuant to the Company's current employment agreements with Messrs. Talarico and Praskach, each Named Executive will have the right to convert each of his vested options granted prior to February 13, 2001, including vested portions of the options shown in the table, into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the associated option from which the right was converted. Each stock appreciation right becomes effective only upon conversion of the associated option held by the Named Executives in the event of a change in control of the Company (as defined in the respective employment agreements discussed above) and the respective option holder's termination of employment, whether voluntary or involuntary, in conjunction with or within one year of a change in control of the Company. Each right may be exercised at any time prior to the final expiration date of the associated option notwithstanding the expiration of the option based on the Named Executive's termination. The exercise prices of the stock appreciation rights are identical to the exercise prices of the options that would be converted, if any. There is uncertainty as to whether the events that could result in conversion of the Named Executives' options into stock appreciation rights will occur at all or when they may occur. Due to these factors, no present values can be determined for stock appreciation rights separate from those estimated for the associated options. The various exercise prices and expiration dates with respect to the stock appreciation rights held by the Named Executives are as follows:

                           Stock Appreciation
            Name              Rights (#)        Exercise Price   Expiration Date

     Richard W. Talarico         21,000              $15.00           11/6/03
                                100,000              $ 4.50            6/1/05
                                 60,000              $ 3.25            3/1/06
                                 15,000              $ 4.50            1/3/07
                                 10,000              $ 1.91            8/8/07
                                 75,000              $ 1.25            1/5/08

     Dean C. Praskach             5,000              $15.00           11/6/03
                                  2,000              $ 7.50           11/3/04
                                  7,500              $ 4.50           11/3/04
                                 23,500              $ 4.38           6/25/05
                                 18,750              $ 3.25            3/8/06
                                 10,000              $ 4.81          11/11/06
                                  6,250              $ 4.00           2/16/07
                                 30,000              $ 1.25            1/5/08

Fiscal Year End Option and Related Stock Appreciation Right Values

     The following table and its notes provide information concerning stock options and related stock appreciation rights held by the Named Executives at December 31, 2001. No options or related stock appreciation rights were exercised in 2001.

                         Number of Securities Underlying      Value of Unexercised In-the-Money
                         -------------------------------      ---------------------------------
                      Unexercised Options at Fiscal Year End   Options at Fiscal Year End (1)
                      --------------------------------------   ------------------------------

      Name                  Exercisable   Unexercisable           Exercisable   Unexercisable
      ----                  -----------   -------------           -----------   -------------
Richard W. Talarico           281,000             --                  --              --
Dean C. Praskach               39,450         63,550                  --              --

(1) Based on the December 31, 2001 closing price per share of common stock of $0.09, as quoted on the OTC Bulletin Board, and the various option exercise prices per share, none of the options were in-the-money at December 31, 2001. The stock appreciation rights related to the options included in this table held by the Named Executives will only become effective upon conversion of the options. Accordingly, none of the stock appreciation rights were exercisable as of December 31, 2001. Since the exercise prices of the stock appreciation rights are identical to the exercise prices of the associated options, none of the stock appreciation rights were in-the-money at December 31, 2001.

Long-Term Incentive and Defined Benefit Plans

     The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

     Since approval of the Company's 2000 Stock Plan in May 2000, the Company's practice has been such that at the commencement of each year of service, each non-employee director is entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant. The option grant will vest on the first anniversary of the date of the grant if the individual is serving as a director on that date. Under the Company's prior practice, the non-employee directors of the Company had been entitled to receive, at the conclusion of each year of service, an automatic grant of an immediately exercisable option to acquire 5,000 shares of common stock at an exercise price per share equal to the closing price of the common stock for the date on which the options were granted. For the first year following this change in the Company's practice, non-employee directors received, in conjunction with the anniversary of their service as a director, an immediately exercisable option grant related to the completed year of service and an option grant vesting in one year related to the commencement of the new year of service as a director.

     On February 14, 2001, Mr. Blair received an immediately exercisable grant to acquire 5,000 shares of common stock and a grant to acquire 5,000 shares of common stock vesting one year from date of grant, both at the exercise price of $1.56 per share. The Board of Directors deferred award of options throughout the remainder of 2001 as non-employee directors' service anniversaries were reached due to the low prices of the Company's common stock. However, once all of the non-employee directors had reached a service anniversary, the Board of Directors approved the customary award of options to non-employee directors. On February 7, 2002, Messrs. Blair, Bucci, Kavan, Kelly and Vickers each received a grant to acquire 5,000 shares of common stock, vesting one year from date of grant, at the exercise price of $0.18 per share.

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of William C. Kavan and Anthony L.
Bucci.

     Mr. Kavan, a director and stockholder of the Company, also has been a director and stockholder of PhotoWave, Inc., an entity which performs digital photography services, since 1998. Allin Digital had a non-controlling equity interest in PhotoWave from March 1998 to June 2000, when it sold all of the common shares it held in PhotoWave to Mr. Kavan. Richard W. Talarico, Chairman and Chief Executive Officer of the Company and a director and executive officer of each of the Company's subsidiaries, served as a director of PhotoWave from 1998 to 2000. Allin Digital and PhotoWave are also parties to a commission-based referral agreement under which PhotoWave earns commissions for referral of customers to Allin Digital. Commissions are based on a percentage of gross revenue. During the fiscal year ended December 31, 2001, PhotoWave earned approximately $2,000 in commissions under this agreement.

     On December 29, 2000, Mr. Kavan, Mr. Talarico, Henry Posner, Jr. and Thomas
D. Wright, who each beneficially owns greater than five percent of the Company's common stock, and Dean C. Praskach, an executive officer of the Company, purchased 10, 10, 113, 10 and 2 shares, respectively, of the Company's Series G Convertible Redeemable Preferred Stock at a purchase price of $10,000 per Series G preferred share. In conjunction with the purchase of the Series G shares, Messrs. Kavan, Talarico, Posner, Wright and Praskach also received warrants to purchase 57,142, 57,142, 645,710, 57,142 and 11,428 shares, respectively, of the
Company's common stock at $1.75 per common share. See Item 7- Management's Discussion of

Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 3 - Preferred Stock and Note 4 - Warrants for Common Stock included herein under Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data for additional information concerning the Series G preferred stock and related warrants. If the Company does issue any shares of common stock upon conversion of the Series G preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Kavan, Talarico, Posner, Wright and Praskach will have certain rights to require the Company to register the shares for resale under the Securities Act of 1933, as amended (the "Securities Act"). See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

     Each of Messrs. Posner, Kavan, Talarico and Wright own shares of Series D preferred stock and related warrants. Messrs. Posner, Kavan, Talarico and Wright own 1,500, 750, 300 and 200 shares of Series D preferred stock, respectively. If the Company does issue any shares of common stock upon conversion of the Series D preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Posner, Kavan, Talarico and Wright will have certain rights to require the Company to register the shares for resale under the Securities Act. See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

     The following table presents certain information as of March 15, 2002 as to the beneficial ownership of the common stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

                                               Amount and Nature of
                                               --------------------
Name and Address of Stockholder              Beneficial Ownership (1)   Percent of Class (1)
-------------------------------              ------------------------   --------------------
Henry Posner, Jr. (2)                                6,622,518                 54.6 %
381 Mansfield Avenue, Suite 500
Pittsburgh, PA  15220

Emanuel J. Friedman (3)                              1,622,277                 23.3 %
1001 19th Street North
Arlington, VA  22209

James S. Kelly, Jr. (4)                              1,557,816                 22.3 %
2406 Oak Hurst Court
Murrysville, PA  15668

Friedman, Billings, Ramsey Group, Inc. and           1,527,277                 21.9 %
Orkney Holdings, Inc. (5)
1001 19th Street North
Arlington, VA  22209

Richard W. Talarico (6)                               868,838                   11.2%
381 Mansfield Avenue, Suite 400
Pittsburgh, PA  15220

William C. Kavan (7)                                  842,740                  10.9 %
117 Brixton Road
Garden City, NY 11530

Thomas D. Wright (8)                                  469,459                   6.3 %
381 Mansfield Avenue, Suite 500
Pittsburgh, PA  15220

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2002, and that no other stockholder so converts. Each share of Series D Convertible Redeemable Preferred Stock may currently be converted into 276 shares of common stock. Each share of Series F Convertible Redeemable Preferred Stock may currently be converted into 508 shares of common stock. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of any series of preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. The aggregate numbers of shares of common stock that may be acquired by any individual upon conversion of any series of preferred stock do cumulate fractional shares, but exclude any remaining fractional share. Prior to any conversion, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class. Warrants issued in August 1998 and December 2000 may be exercised to purchase common stock at $4.25 and $1.75 per common share, respectively. Information is provided in the footnotes below for each holder as to the number of shares included in the table for conversion of securities.

(2) Includes 1,370,420 shares of common stock held by Mr. Posner and 101,000 shares held in a trust and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner's wife and 2,000 shares held by trusts of which Mr. Posner's wife is a trustee. Includes 998,655 shares of common stock which may be acquired by exercise of warrants. Mr. Posner owns 1,500 shares of Series D Convertible Redeemable Preferred Stock. The number of shares indicated includes 415,225 shares of common stock for conversion of the Series D preferred stock. Mr. Posner owns 1,000 shares of Series F Convertible Redeemable Preferred Stock. The table includes 508,647 shares of common stock for conversion of the Series F preferred stock. Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock. The table includes 3,228,571 shares of common stock for conversion of the Series G preferred stock.

(3) As reported on Schedule 13G/A filed with the Securities and Exchange Commission (the "SEC") on February 14, 2002, Mr. Friedman has sole voting and dispositive power with respect to 95,000 of these shares. Mr. Friedman may be deemed to indirectly beneficially own and share voting and dispositive power with respect to 1,527,277 shares directly owned by Friedman, Billings, Ramsey Group, Inc. ("FBRG") by virtue of his control position as Chairman and Chief Executive Officer of FBRG. Mr. Friedman disclaims beneficial ownership of such shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the
     Schedule 13G/A.

(4) Includes 1,542,816 shares of common stock held by Mr. Kelly and 15,000 shares of common stock which may be acquired by exercise of options.

(5) As reported on Schedule 13G/A filed with the SEC on February 13, 2002, Friedman, Billings, Ramsey Group, Inc. has sole voting and dispositive power with respect to the shares indicated. Each of Eric F. Billings, Emanuel J. Friedman and Orkney Holdings, Inc., a wholly-owned subsidiary of FBRG, share voting and dispositive power with respect to the shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G/A.

(6) Includes 87,347 shares of common stock held by Mr. Talarico. Includes 4,000 shares of common stock held by Mr. Talarico's son who shares the same household. Includes 281,000 shares of common stock which may be acquired by exercise of options within sixty days of March 15, 2002. Includes 127,732 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 300 shares of Series D preferred stock. The table includes 83,045 shares of common stock for conversion of the Series D preferred stock. Mr. Talarico owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock for conversion of the Series G preferred stock.

(7) Includes 90,800 shares of common stock held by Mr. Kavan. Includes 25,000 shares of common stock which may be acquired by exercise of options within sixty days of March 15, 2002 and 233,614 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series D preferred stock. The table includes 207,612 shares of common stock for conversion of the Series D preferred stock. Mr. Kavan owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock for conversion of the Series G preferred stock.

(8) Includes 24,181 shares of common stock held by Mr. Wright, but does not include 174,000 shares held by Mr. Wright's spouse, 5,000 shares in her own name, and 169,000 shares as trustee for various trusts. Includes 104,201 shares of common stock which may be acquired by exercise of warrants. Mr. Wright owns 200 shares of Series D preferred stock. The number of shares includes 55,363 shares of common stock for conversion of the Series D preferred stock. Mr. Wright owns 10 shares of Series G preferred stock. The number of shares includes 285,714 shares of common stock for conversion of the Series G preferred stock.

(b)   Security Ownership of Management

     The following table presents certain information as of March 15, 2002 as to the beneficial ownership of the common stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.


                                               Amount and Nature
                                               -----------------
                                                 of Beneficial
                                                 -------------
           Name of Stockholder                   Ownership (1)     Percent of Class (1)
           -------------------                   -------------     --------------------
Richard W. Talarico (2)                             868,838               11.2 %
381 Mansfield Avenue, Suite 400
Pittsburgh, PA  15220

Dean C. Praskach (3)                                119,022                1.7 %
381 Mansfield Avenue, Suite 400
Pittsburgh, PA  15220

Brian K. Blair                                      159,570                2.3 %
2498 Monterey Court
Weston, FL  33327

Anthony L. Bucci                                     18,500                  *
4 Station Square
Suite 500
Pittsburgh, PA  15219

William C. Kavan (4)                                842,740               10.9 %
117 Brixton Road
Garden City, NY  11530

James S. Kelly, Jr.                               1,557,816               22.3 %
2406 Oak Hurst Court
Murrysville, PA  15668

Anthony C. Vickers                                   10,000                  *
1212 Via Zumaya
Palos Verdes Estates, CA  90274

All directors and executive  officers,  as a
group (7 persons)                                 3,576,486               41.2 %

*    Less than one percent

(1) The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2002, and that no other stockholder so converts. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 15, 2002 had been exercised as follows: Mr. Talarico - 281,000 shares; Mr. Praskach - 50,450 shares, Mr. Kavan - 25,000 shares; Messrs. Blair, Bucci and Kelly - 15,000 shares each; Mr. Vickers - 10,000 shares, and all directors and executive officers as a group - 411,450 shares. The number of shares of the Company's outstanding common stock held directly by directors and executive officers is as follows: Mr. Talarico - 87,347 shares, Mr. Blair - 144,570 shares, Mr. Bucci - 3,500 shares, Mr. Kavan - 90,800 shares and Mr. Kelly - 1,542,816 shares. Each share of Series D Convertible Redeemable Preferred Stock may currently be converted into 276 shares of the Company's common stock. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of any series of preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. The aggregate numbers of shares of common stock that may be acquired by any individual upon conversion of any series of preferred stock do cumulate fractional shares, but exclude any remaining fractional share. Prior to any conversion, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class. Warrants issued in August 1998 and December 2000 may be exercised to purchase common stock at $4.25 and $1.75 per common share, respectively. Information is provided in the footnotes below for each holder as to the number of shares included in the table for conversion of securities other than options for which information is given above in this footnote.

(2) Includes 4,000 shares of common stock held by Mr. Talarico's son who shares the same household. Includes 127,732 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 300 shares of Series D preferred stock, representing 10.9% of the Series D preferred stock outstanding. The table includes 83,045 shares of common stock for conversion of the Series D preferred stock. Mr. Talarico owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock for conversion of the Series G preferred stock. Mr. Talarico also owns 588 shares of the Company's Series C Redeemable Preferred Stock, representing 2.4% of the Series C preferred stock outstanding.

(3) Includes 11,429 shares of common stock which may be acquired by exercise of warrants. Mr. Praskach owns 2 shares of Series G preferred stock, representing 1.3% of the Series G preferred stock outstanding. The table includes 57,143 shares of common stock for conversion of the Series G preferred stock.

(4) Includes 233,614 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding. The table includes 207,612 shares of common stock that may be acquired upon conversion of the Series D preferred stock. Mr. Kavan owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock for conversion of the Series G preferred stock. Mr. Kavan also owns 10,000 shares of the Company's Series C preferred stock, representing 40.0% of the Series C preferred stock outstanding.

Item 13 - Certain Relationships and Related Transactions

Arrangements Involving the Former Sole Stockholder of Allin
Consulting-California

     Les D. Kent, a beneficial holder of greater than five percent of the Company's common stock during 2001 and formerly the President of the Company, held during 2001 all of the 1,000 outstanding shares of the Company's Series F Convertible Redeemable Preferred Stock with a liquidation value of $1,000 per share. On March 14, 2002, Mr. Kent sold all of the outstanding shares of the Series F preferred stock to Henry Posner, Jr., a beneficial holder of greater than five percent of the Company's outstanding common stock. The Series F preferred stock was issued on May 31, 1999, in exchange for a reduction in the principal balance of a promissory note related to the acquisition of Allin Consulting-California of $1,000,000. Mr. Kent was the sole stockholder of Allin Consulting-California prior to the acquisition. The Series F preferred stock accrues dividends at the rate of 7% of the liquidation value thereof per annum. Dividends of approximately $70,000 were paid in 2001.

     The Company also has an outstanding note, with a principal balance of $1,000,000, related to the Company's acquisition of Allin Consulting-California. This was due to Mr. Kent during 2001, but was also sold by him to Mr. Posner on March 14, 2002. The promissory note provides for interest at the rate of 7% per annum. The principal balance of the promissory note is due April 15, 2005. Interest payments during 2001 were approximately $74,000.

     See Item 7- Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information regarding the Company's Series F preferred stock and the promissory note.

     In October 2000, Allin Consulting-California sold rights to perform technical support services under certain contracts to Progent Corporation ("Progent"). Mr. Kent has an ownership interest in Progent. The sale was effective for services performed subsequent to December 31, 2000. Allin Consulting-California earns percentages of certain revenue realized by Progent during the period from January 1, 2001 through December 31, 2005, including fifteen percent of the contractual backlog for services remaining to be performed for contracts in place as of December 31, 2000, ten percent of any additional revenue derived from clients with contracts in place as of December 31, 2000, and five percent of any revenue earned from certain former clients of Allin Consulting-California, as specified in the agreement. During 2001, Allin Consulting-California recognized revenue of approximately $54,000 associated with this agreement.

Lease

     Effective February 1, 1997, the Company entered into a five-year lease for office space with Executive Office Associates ("EOA"). The aggregate rental payment under this lease was approximately $290,000 during the fiscal year ended December 31, 2001. Henry Posner, Jr. and two of Mr. Posner's sons and his spouse each own an indirect equity interest in EOA. As of December 31, 2001, minimum lease commitments were approximately $23,000 for January 2002, the final month of the lease. The Company believes that rental payments under the long-term lease were on terms as favorable to the Company as could have been obtained from an unrelated party. The lease expired on January 31, 2002. Management believed the Company's Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company's landlord has agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company's space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company's rent expense has been reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Services and Products Provided to Related Parties

     During the fiscal year ended December 31, 2001, Allin Consulting -Pennsylvania and Allin Network provided computer network consulting services to The Hawthorne Group, Inc. ("Hawthorne"). Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company's common stock, is an officer of, and has an ownership interest in, Hawthorne. Mr. Posner, two of Mr. Posner's sons, and Thomas D. Wright, a beneficial holder of greater than five percent of the Company's common stock, are shareholders of Hawthorne. Fees charged Hawthorne were approximately $40,000 for the fiscal year ended December 31, 2001. The Company believes its fees are on terms substantially similar to those offered unrelated parties.

     See Compensation Committee Interlocks and Insider Participation under Item 11 - Executive Compensation - and Note 17 - Related Party Transactions - included in the Notes to Consolidate Financial Statements included in Item 8 - Financial Statements and Supplementary Data for additional information on transactions with related parties.

Part IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements - See Part II, Item 8 hereof on page 47.

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

     3(i)(b) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(i)(c) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(i)(d) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     3(i)(e) Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

     3(ii)(a) Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     3(ii)(b) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Report on Form 10-Q for the period ended June 30, 1998)

     3(ii)(c) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation's Report on Form 10-K for the fiscal year ended December 31, 2000)

     4.1 Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     4.2 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998)

     4.3 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     4.4 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     Exhibit
     Number            Description of Exhibit

     4.5 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     4.6 Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

     4.7 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 10-Q for the period ended September 30, 1999)

     4.8 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

     4.9 Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

     4.10 Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report of Form 10-Q for the period ended September 30, 2001)

     10.1* 1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

     10.2* 1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

     10.3* 1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

     10.4 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     10.5 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to
                Exhibit 2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

     10.6 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

     10.7* 2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation's Report on Form 10-K for the period ended December 31, 1999)

     10.8* Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to
                Exhibit 10.1 to Allin Corporation's Report on Form 10-Q for the period ended June 30, 2000)

     Exhibit
     Number            Description of Exhibit

     10.9 Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

     10.10* Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation's Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.11 Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (incorporated by reference to Exhibit 10.14 to Allin Corporation's Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.12 Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.15 to Allin Corporation's Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.13 First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

     10.14 Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

     10.15* Employment Agreement dated January 10, 2002 by and between the Registrant and Richard W. Talarico

     11         Computation of Earnings Per Share

     21         Subsidiaries of the Registrant.

     99 Registrant's Letter to the Securities and Exchange Commission dated March 25, 2002

----------
*    Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.

4.   Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the quarter ended December 31, 2001.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2002

                                     ALLIN CORPORATION

                                     By:
                                            /s/ Richard W. Talarico
                                            ------------------------------------
                                            Richard W. Talarico
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

                   Signature                                      Title                             Date
                   ---------                                      -----                             ----

                                                   Chairman of the Board and Chief Executive
/s/ Richard W. Talarico                            Officer (Principal Executive Officer)        March 27, 2002
-----------------------------------------------
Richard W. Talarico

                                                   Chief Financial Officer (Principal
/s/ Dean C. Praskach                               Financial and Accounting Officer)            March 27, 2002
-----------------------------------------------
Dean C. Praskach


/s/ Brian K. Blair                                 Director                                     March 27, 2002
-----------------------------------------------
Brian K. Blair


/s/ Anthony L. Bucci                               Director                                     March 27, 2002
-----------------------------------------------
Anthony L. Bucci


/s/ William C. Kavan                               Director                                     March 27, 2002
-----------------------------------------------
William C. Kavan


/s/ James S. Kelly, Jr.                            Director                                     March 27, 2002
-----------------------------------------------
James S. Kelly, Jr.


/s/ Anthony C. Vickers                             Director                                     March 27, 2002
-----------------------------------------------
Anthony C. Vickers

                                                                     Schedule II

                                ALLIN CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at    Additions
                                               ----------    ---------
                                              Beginning of   Charged to     Other                    Balance at
                                              ------------   ----------     -----                    ----------
             (Dollars in thousands)              Period       Expense     Additions   Deductions   End of Period
                                                 ------       -------     ---------   ----------   -------------
Valuation allowance on deferred tax asset          7,904          726         --           --          8,630
Allowance for doubtful accounts receivable           316           58         --          100            274
Severance accrual for employee terminations           28          307         --          229            106
                                              ------------------------------------------------------------------
Year ended December 31, 1999                      $8,248       $1,091        $--       $  329         $9,010

Valuation allowance on deferred tax asset          8,630          139         --       $8,769
Allowance for doubtful accounts receivable           274          100         --          258            116
Severance accrual for employee terminations          106           94         --          200             --
                                              ------------------------------------------------------------------
Year ended December 31, 2000                      $9,010       $  333        $--       $  458         $8,885

Valuation allowance on deferred tax asset          8,769           --         --          135         $8,634
Allowance for doubtful accounts receivable           116           93         --           85            124
Severance accrual for employee terminations           --          132         --          122             10
                                              ------------------------------------------------------------------
Year ended December 31, 2001                      $8,885       $ ,225        $--       $  342         $8,768
                                              ==================================================================

                                                                   Schedule II-A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Allin Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14 (a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.


                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 8, 2002

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

3(ii)(c) Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation's Report on From 10-K for the fiscal year ended December 31, 2000)

4.1        Form of Warrant for purchasers of Series B Redeemable
           Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

4.2 Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation's Report on Form 8-K as of September 30, 1998)

4.3 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

4.4 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

                       ---------------------
Exhibit
Number              Description of Exhibit

4.5 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation's Report on Form 8-K filed on June 18, 1999)

4.6 Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent
           (incorporated by reference to Exhibit 4.5 to Allin
           Corporation's Report on Form 8-K filed on June 18, 1999)

4.7 Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 10-Q for the period ended September 30, 1999)

4.8 Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

4.9        Form of Warrant for purchasers of Series G Convertible
           Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

4.10 Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation's Report of Form 10-Q for the period ended September 30, 2001)

10.1* 1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

10.2* 1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy
           Statement for the Annual Meeting of Stockholders held on May
           8, 1997)

10.3* 1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation's Proxy
           Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.4 Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant
           (incorporated by reference to Exhibit 10.1 to Allin
           Communications Corporation's Report on Form 8-K as of August
           13, 1998)

10.5 Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit
           2.1 to Allin Communications Corporation's Report on Form 8-K as of August 13, 1998)

10.6 Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation's Report on Form 10-Q for the period ended September 30, 1998)

                               ---------------------

Exhibit
Number             Description of Exhibit

10.7* 2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation's Report on Form 10-K for the period ended December 31, 1999)

10.8* Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to Allin Corporation's Report on Form 10-Q for the period ended June 30, 2000)

10.9 Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation's Report on Form 8-K filed on January 4, 2001)

10.10* Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation's Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11 Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (incorporated by reference to Exhibit 10.14 to Allin Corporation's Report on Form 10-K for the fiscal year ended December 31, 2000)

10.12 Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.15 to Allin Corporation's Report on Form 10-K for the fiscal year ended December 31, 2000)

10.13 First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

10.14 Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

10.15* Employment Agreement dated January 10, 2002 by and between the Registrant and Richard W. Talarico

11         Computation of Earnings Per Share

21         Subsidiaries of the Registrant.

99 Registrant's Letter to the Securities and Exchange Commission dated March 25, 2002

----------
*    Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-21395.