Form 10-Q
period 2002-03-31
ALLIN CORP
filed 2002-05-14
CIK 1020391

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

        (Mark One)

        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: March 31, 2002

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

                        381 Mansfield Avenue, Suite 400
                      Pittsburgh, Pennsylvania 15220-2751
         (Address of principal executive offices, including zip code)

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

                               As of May 1, 2002

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
                    Sensitive Instruments


Part II -  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                              Page  37

Signatures                                                                        Page  38

Forward-Looking Information

         Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Risk Factors" included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

                       ALLIN CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)
                                  (Unaudited)

                                                     December 31,   March 31,
                                                         2001          2002
                                                     ------------  ------------
ASSETS

Current assets:
        Cash and cash equivalents                    $      2,226  $      2,641
        Accounts receivable, net of allowance for
               doubtful accounts of $124 and $109           3,359         1,664
        Unbilled receivable                                   211           200
        Inventory                                              75            46
        Prepaid expenses                                      196           176
        Assets held for sale                                    8           ---
                                                     ------------  ------------
               Total current assets                         6,075         4,727

Property and equipment, at cost:
        Leasehold improvements                                471           471
        Furniture and equipment                             2,964         2,968
                                                     ------------  ------------
                                                            3,435         3,439
Less--accumulated depreciation                             (2,953)       (3,060)
                                                     ------------  ------------
                                                              482           379

Goodwill, net of accumulated amortization of
        $3,502 and $3,742                                     712           817
Other assets, net of accumulated amortization of
        $912 and $717                                       1,789         1,639
                                                     ------------  ------------

Total assets                                         $      9,058  $      7,562
                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIN CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                  December 31,          March 31,
                                                                                      2001                 2002
                                                                                  ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                          $      2,329         $      1,014
        Accrued liabilities:
               Compensation and payroll taxes                                              298                  155
               Dividends on preferred stock                                              1,445                1,519
               Other                                                                       307                  241
        Billings in excess of costs and
               estimated gross margins                                                     212                  555
        Deferred revenue                                                                    53                   28
                                                                                  ------------         ------------
               Total current liabilities                                                 4,644                3,512

Non-current portion of notes payable                                                     1,000                1,000
Commitments and contingencies

Shareholders' equity:
        Preferred stock, par value $.01 per share, authorized
               100,000 shares:
               Series C redeemable preferred stock, designated,
                     issued and outstanding 25,000 shares                                2,500                2,500
               Series D convertible redeemable preferred stock,
                     designated, issued and outstanding
                     2,750 shares                                                        2,152                2,152
               Series F convertible redeemable preferred stock,
                     designated, issued and outstanding
                     1,000 shares                                                        1,000                1,000
               Series G convertible redeemable preferred stock,
                     designated, issued and outstanding
                     150 shares                                                          1,028                1,031
        Common stock, par value $.01 per share, authorized
               20,000,000 shares, outstanding 6,967,339 shares                              70                   70
        Additional paid-in-capital                                                      41,002               40,836
        Warrants                                                                         1,017                1,017
        Treasury stock at cost, 8,167 common shares                                        (27)                 (27)
        Retained deficit                                                               (45,328)             (45,529)
                                                                                  ------------         ------------
               Total shareholders' equity                                                3,414                3,050
                                                                                  ------------         ------------

Total liabilities and shareholders' equity                                        $      9,058         $      7,562
                                                                                  ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                       ALLIN CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                             Three Months               Three Months
                                                                                 Ended                      Ended
                                                                               March 31,                  March 31,
                                                                                 2001                       2002
                                                                         ---------------------      ---------------------
Revenue:
        Solution area consulting services                                $               2,285      $               1,364
        Solution area integration services                                               1,528                        952
        Legacy technology consulting services                                              770                        356
        Ancillary services                                                                 138                         19
        Ancillary product sales                                                             83                        126
                                                                         ---------------------      ---------------------

               Total revenue                                                             4,804                      2,817

Cost of sales                                                                            2,585                      1,475
                                                                         ---------------------      ---------------------

Gross profit                                                                             2,219                      1,342

Selling, general & administrative expenses:
        Depreciation and amortization                                                      514                        149
        Other selling, general & administrative expenses                                 2,548                      1,403
                                                                         ---------------------      ---------------------

               Total selling, general & administrative expenses                          3,062                      1,552
                                                                         ---------------------      ---------------------

Loss from operations                                                                      (843)                      (210)

Interest expense (income), net                                                              47                         (1)
                                                                         ---------------------      ---------------------

Loss from continuing operations                                                           (890)                      (209)

(Loss) income from discontinued operations                                                (107)                         8
                                                                         ---------------------      ---------------------

Net loss                                                                                  (997)                      (201)

Dividends and accretion on preferred stock                                                 161                        166
                                                                         ---------------------      ---------------------

Net loss attributable to common shareholders                             $              (1,158)     $                (367)
                                                                         =====================      =====================

Loss per common share from continuing
        operations - basic and diluted                                   $               (0.15)     $               (0.05)
                                                                         ---------------------      ---------------------

(Loss) income per common share from
        discontinued operations - basic and diluted                      $               (0.02)     $                0.00
                                                                         ---------------------      ---------------------

Net loss per common share - basic and diluted                            $               (0.17)     $               (0.05)
                                                                         ---------------------      ---------------------

Weighted average shares outstanding - basic and diluted                              6,963,388                  6,967,339
                                                                         ---------------------      ---------------------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Dollars in thousands)
                                (Unaudited)

                                                                                   Three Months               Three Months
                                                                                       Ended                      Ended
                                                                                     March 31,                  March 31,
                                                                                       2001                       2002
                                                                               ----------------------     ----------------------
Cash flows from operating activities:
        Net loss                                                                                (997)                      (201)
        Adjustments to reconcile net loss to net
           cash flows from operating activities:
               Depreciation and amortization                                                     531                        153
        Changes in certain assets and liabilities:
               Accounts receivable                                                               256                      1,695
               Unbilled receivable                                                                 7                         11
               Inventory                                                                         145                         29
               Prepaid expenses                                                                  (51)                        20
               Assets held for sale                                                               18                          8
               Other assets                                                                        3                        ---
               Accounts payable                                                               (1,864)                    (1,315)
               Accrued liabilities                                                              (462)                      (210)
               Billings in excess of costs and
                     estimated gross margins                                                   1,460                        343
               Income taxes payable                                                               (1)                       ---
               Deferred revenue                                                                  115                        (25)
                                                                               ----------------------     ----------------------
           Net cash flows (used for) provided by operating activities                           (840)                       508
                                                                               ----------------------     ----------------------

Cash flows from investing activities:
        Proceeds from sale of assets                                                               1                        ---
        Additional purchase consideration for
               acquisition of subsidiary                                                         (60)                       ---
        Capital expenditures                                                                     (47)                        (4)
                                                                               ----------------------     ----------------------
           Net cash flows used for investing activities                                         (106)                        (4)
                                                                               ----------------------     ----------------------

Cash flows from financing activities:
        Payment of dividends on preferred stock                                                  (59)                       (89)
        Repayment of line of credit                                                             (160)                       ---
        Repayment of note payable                                                                 (1)                       ---
                                                                               ----------------------     ----------------------
           Net cash flows used for financing activities                                         (220)                       (89)
                                                                               ----------------------     ----------------------

Net change in cash and cash equivalents                                                       (1,166)                       415
Cash and cash equivalents, beginning of period                                                 2,330                      2,226
                                                                               ----------------------     ----------------------
Cash and cash equivalents, end of period                                                       1,164                      2,641
                                                                               ======================     ======================

The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

       The information contained in these financial statements and notes for the three-month periods ended March 31, 2001 and 2002 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2000 and 2001, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not nec essarily indicative of results to be expected for the full year.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

Discontinued Operations

       During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. ("Allin Digital"). Allin Digital's activities represented all of the Company's revenue and gross profit previously reported for two segments, Digital Imaging Systems Integration and Digital Imaging Product Sales, as well as a portion of the revenue and gross profit previously reported for the segment Other Services. Accordingly, the results of operations for Allin Digital for the periods presented in the Company's Consolidated Statements of Operations have been reclassified to loss or income from discontinued operations, which is presented after loss from continuing operations. Also, the information related to the Company's revenue and gross profit included in Note 6 - Industry Segment Information - has been reclassified for the periods presented to exclude the discontinued operations.

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

Revenue and Cost of Sales Recognition

       Allin Interactive Corporation's ("Allin Interactive") recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, Allin Interactive recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. Interactive television transactional revenue and associated cost of sales were recognized as the services were performed prior to cessation of these activities in December 2001. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in "Solution area integration services", consulting revenue is included in "Solution area consulting services", interactive

                      Allin Corporation and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

television transactional revenue is included in "Ancillary services" and product sales are included in "Ancillary product sales."

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

Earnings Per Share

       Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company's outstanding stock options, warrants and the Company's Series D, F and G convertible redeemable preferred stock could all be considered dilutive securities under SFAS No. 128. However, since the Company recognized net losses attributable to common shareholders in the three-month periods ended March 31, 2001 and 2002, these securities have not been included in the calculation of diluted EPS, as their effect would be anti-dilutive. Furthermore, no stock options or warrants to purchase shares would have been considered in the calculation of diluted EPS in either of the three-month periods ended March 31, 2001 and 2002 since the market prices of the Company's common stock as of the beginning of the respective periods did not exceed the exercise prices of vested options and warrants outstanding during those periods. As of March 31, 2001 and 2002, 843,450 and 790,810 options to purchase common shares were outstanding, respectively, for which the option exercise prices exceeded the average market price of the common shares for the three-month periods then ended. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect was not anti-dilutive, were 2,559,128 and 5,555,607 for the three months ended March 31, 2001 and 2002, respectively.

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

Inventory

       Inventory, consisting principally of interactive television equipment, computer hardware, software and digital photography equipment, is stated at the lower of cost (determined on the average cost method) or market.

                      Allin Corporation and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

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

Deferred Revenue

       Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods. Such amounts are recognized as revenue when services are performed. As of March 31, 2001 and 2002, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Financial Instruments

       As of March 31, 2002, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Supplemental Disclosure Of Cash Flow Information

       Cash payments for income taxes were approximately $3,000 during the three months ended March 31, 2001. There were no cash payments for income taxes during the three months ended March 31, 2002. Cash payments for interest were approximately $52,000 and $19,000 during the three months ended March 31, 2001 and 2002, respectively. Cash payments for dividends were approximately $59,000 and $89,000 during the three months ended March 31, 2001 and 2002, respectively. Dividends on preferred stock of approximately $143,000 and $149,000 were accrued but unpaid during the three months period ended March 31, 2001 and 2002, respectively.

2. Preferred Stock

       The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of March 31, 2002, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of Series A, B or E preferred stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3. Equity Transactions

       A total of 25,000 options for common shares were awarded under the Company's 2000 Stock Plan to non-employee directors of the Company during the three months ended March 31, 2002. The exercise price of $0.18 per share was based on the market price of the Company's common stock on the date of grant. All of the options awarded will vest on the first anniversary, and will expire on the seventh anniversary, of the date of grant. No options were forfeited under the terms of the 2000 Stock Plan during the three months ended March 31, 2002. Options granted under the 2000 Stock Plan to purchase 137,000 shares of common stock remain outstanding as of March 31, 2002.

                      Allin Corporation and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

       During the three months ended March 31, 2002, vested options to purchase 540 shares and non-vested options to purchase 640 shares of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1998 Stock Plan to purchase 249,960 shares of common stock remain outstanding as of March 31, 2002.

       During the three months ended March 31, 2002, vested options to purchase 160 shares of common stock previously awarded under the Company's 1997 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1997 Stock Plan to purchase 224,050 shares of common stock remain outstanding as of March 31, 2002.

       During the three months ended March 31, 2002, vested options to purchase 500 shares of common stock previously awarded under the Company's 1996 Stock Plan were forfeited under the terms of the Plan. Options granted under the 1996 Stock Plan to purchase 204,800 shares of common stock remain outstanding as of March 31, 2002.

       On March 14, 2002, the former sole shareholder of Allin Consulting-California, who was also a shareholder of the Company until this date and was also formerly President of the Company, sold all of the 1,000 outstanding shares of the Company's Series F Convertible Redeemable Preferred Stock, approximately $55,000 of accrued but unpaid dividends related to the preferred stock, and 213,333 shares of the Company's common stock to another shareholder of the Company. On April 15, 2002, the purchaser sold certain amounts of the Series F preferred stock, accrued but unpaid dividends related to the preferred stock, and common stock to other parties related to the Company. See Note 8 - Subsequent Events - for additional information.

4. Note Payable

       On March 14, 2002, the former sole shareholder of Allin Consulting-California, who was also a shareholder of the Company until this date and was also formerly President of the Company, sold a note due from the Company, with a principal balance of $1,000,000 due on April 15, 2005 and approximately $73,000 of accrued but unpaid interest related to the note to another shareholder of the Company. On April 15, 2002, the purchaser sold certain amounts of the note and accrued but unpaid interest related to the note to other parties related to the Company. See Note 8 - Subsequent Events - for additional information.

5. Revolving Credit Loan

       On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for three annual periods. The current expiration date of the revolving credit loan is September 30, 2002. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2002, maximum borrowing availability under the revolving credit loan was approximately $1,169,000. There was no outstanding balance as of March 31, 2002. Loans made under the revolving credit loan bear interest at the bank's prime interest rate plus one percent. As of March 31, 2002, the rate of interest on the revolving credit loan was 5.75%. There were no changes to the interest rate in the first quarter of 2002.

       The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. During the fiscal quarter ended March 31, 2002, the Company recognized net interest income. S&T Bank has acknowledged that the cash flow to interest ratio cannot be calculated as intended for the first quarter of 2002 since net interest expense was

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

not recognized and that this instance does not represent a violation of the cash flow coverage covenant. The Company was in compliance with all other covenants as of March 31, 2002.

6.   Industry Segment Information

Basis for Determining Segments

         The Company follows Statement of Financial Accounting Standards
No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), as the basis for determining its segments. SFAS No. 131 introduced a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance.

         Segments reported fall under two groups, Solution Area Services and Ancillary Services & Product Sales. The Company's operations and management's evaluations are primarily oriented around three solution areas meeting customer needs for interactive media and Microsoft-based technology services: Interactive Media, Technology Infrastructure and E-Business. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. The Company also performs consulting for IBM mainframe legacy technology. Legacy technology consulting services are grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

         In connection with its solutions-oriented services, clients will request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and supplies. The Company also occasionally performs ancillary services resulting in revenue such as website hosting or placement fees. Until December 2001, the Company also operated two interactive television systems as a result of a discontinued operating model. The segment group Ancillary Services & Product Sales will include these activities which are ancillary to or outside of the Company's current strategic focus.

         The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Interactive Media Consulting, Interactive Media Systems Integration, Technology Infrastructure Consulting, E-Business Consulting and Legacy Technology Consulting. Segments grouped as Ancillary Services & Product Sales include Information System Product Sales and Other Services. Interactive Television Transactional Services had previously been reported as a separate segment under Ancillary Services & Product Sales, but will henceforth be included under Other Services due to the diminished recent activity of this type as compared to periods prior to 2000. Information presented for the three months ended March 31, 2001 or as of March 31, 2001 has been restated to reflect this change.

         During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital. Allin Digital's activities represented all of the Company's revenue and gross profit previously reported for two segments, Digital Imaging Systems Integration (under Solution Area Services) and Digital Imaging Product Sales (under Ancillary Services and Product Sales), as well as a portion of the revenue and gross profit previously reported for the segment Other Services. Accordingly, the information related to the Company's revenue and gross profit presented has been restated for the period ended March 31, 2001 to exclude the discontinued operations. Information about assets related to Allin Digital's operations as of March 31, 2001, previously reported under these segment captions, has been reclassified to a line item captioned Discontinued Operations-Digital Imaging.

         During the three months ended March 31, 2002, three significant customers accounted for approximately 24%, 19% and 11%, respectively, of the revenue recognized by the Company. The segments included in the revenue associated with these customers were Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales and Other Services.

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Measurement Method

         The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

         Information on revenue derived from external customers is as follows:

     (Dollars in thousands)                                         Revenue from External
                                                                          Customers
     Three Month Periods ended March 31                              2001          2002
                                                                 ----------------------------
     Solution Area Services:
         Interactive Media Consulting                            $        789   $        505
         Interactive Media Systems Integration                          1,528            952
         Technology Infrastructure Consulting                             935            362
         E-Business Consulting                                            561            497
         Legacy Technology Consulting                                     770            356
                                                                 ----------------------------
          Total Solution Area Services                           $      4,583   $      2,672

     Ancillary Services & Product Sales:
         Information System Product Sales                        $         83   $        126
         Other Services                                                   138             19
                                                                 ----------------------------
          Total Ancillary Services & Product Sales               $        221   $        145

                                                                 ----------------------------

     Consolidated Revenue from External Customers                $      4,804   $      2,817
                                                                 ============================

         Certain of the Company's segments also perform services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

     (Dollars in thousands)                                          Revenue from Related
                                                                           Entities
     Three Month Periods ended March 31                                2001          2002
                                                                  ----------------------------

     Solution Area Services                                       $        ---   $        19
     Ancillary Services & Product Sales                                     32           ---
                                                                  ----------------------------

     Total Revenue from Related Entities in Other Segments        $         32   $        19
                                                                  ============================

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


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

     (Dollars in thousands)                                              Gross Profit
     Three Month Periods ended March 31                              2001          2002
                                                                 ----------------------------
     Solution Area Services:
         Interactive Media Consulting                            $        550   $        316
         Interactive Media Systems Integration                            453            364
         Technology Infrastructure Consulting                             579            199
         E-Business Consulting                                            295            297
         Legacy Technology Consulting                                     208             95
                                                                 ----------------------------
          Total Solution Area Services                           $      2,085   $      1,271

     Ancillary Services & Product Sales:
         Information System Product Sales                        $         35   $         52
         Other Services                                                    99             19
                                                                 ----------------------------
          Total Ancillary Services & Product Sales               $        134   $         71

                                                                 ----------------------------

     Consolidated Gross Profit                                   $      2,219   $      1,342
                                                                 ============================

Assets

         Information on total assets attributable to segments is as follows:

     (Dollars in thousands)                                              Total Assets
     As of March 31                                                  2001          2002
                                                                 ------------- --------------
     Solution Area Services:
         Interactive Media Consulting                            $        876   $        387
         Interactive Media Systems Integration                          1,838            784
         Technology Infrastructure Consulting                           6,389          1,357
         E-Business Consulting                                          1,879          1,048
         Legacy Technology Consulting                                   7,794          1,346
                                                                 ------------- --------------
          Total Solution Area Services                           $     18,776  $       4,922

     Ancillary Services & Product Sales:
         Information System Product Sales                        $        115  $         102
         Other Services                                                   379             66
                                                                 ------------- --------------
          Total Ancillary Services & Product Sales               $        494  $         168

     Corporate                                                          1,009          2,327
     Discontinued Operations - Digital Imaging                          1,332            145
                                                                 ------------- --------------

     Consolidated Gross Profit                                   $     21,611  $       7,562
                                                                 ============= ==============

                      Allin Corporation and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

7.   Goodwill and Intangible Assets

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are deemed to have definite lives will continue to be amortized over their useful lives. Implementation of these standards was required as of the start of fiscal years beginning after December 15, 2001. The Company implemented SFAS Nos. 141 and 142 as of January 1, 2002.

         SFAS Nos. 141 and 142 also include provisions related to goodwill and other intangible assets acquired in business combinations prior to June 30, 2001 as well as the ongoing treatment of goodwill and intangible assets. The statements set forth guidance as to required transition testing and accounting for implementation of the standards and required annual testing and accounting thereafter. The transition requirements of the new standards require a re-examination of recorded intangible assets related to business combinations that transpired prior to June 30, 2001. As of January 1, 2002, the Company's assets of this type included customer lists, assembled workforces and goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998. As of January 1, 2002, recognized balances for customer lists, assembled workforces and goodwill were approximately $1,681,000, $104,000 and $712,000, respectively. Under the new standards, assembled workforces are no longer to be recognized as a separate intangible asset. In accordance with the transition provisions of the new standards, balances recognized for assembled workforces were reclassified to goodwill.

         The transition provisions of the new standards require a review of intangible assets recorded in connection with acquisitions that transpired prior to June 30, 2001 to determine whether additional separate intangible assets should be recorded. The guidance for identifying separate assets is consistent with the standards for intangible assets to be recorded in connection with business combinations initiated after June 30, 2001. SFAS Nos. 141 and 142 provide guidance for identifying potential intangible assets, including marketing-related, customer-related, artistic-related, contract-based and technology-based assets. The lives of these assets are to be identified as either definite, subject to a specific or estimated term, which are to be amortized over the definite life, or indefinite, which are no longer to be amortized. Goodwill is an indefinite asset and is no longer to be amortized.

         The types of potential intangible assets specified under the new standards were reviewed in relation to the acquisitions of Allin Consulting-California, Allin Consulting-Pennsylvania and MEGAbase. No value was placed on marketing-related assets since the Company has not acquired trademarks or service marks related to technology consulting and since the acquired businesses used different names at the times of the acquisitions. No value was placed on contract-based assets since contracts in place at the time of the acquisitions had lapsed prior to January 1, 2002. Although the acquired businesses had considerable technological expertise, no value was placed on technology-based assets since the acquired expertise in Microsoft and IBM legacy technologies is no longer current. Artistic-related assets were determined to be non-applicable to the acquired businesses.

         Certain customer-related assets were reviewed in relation to the acquisitions. Order backlogs and customer contracts acquired would have lapsed prior to January 1, 2002 so no value was established for these assets. The customer contacts and relationships acquired with these businesses represented in customer lists were identified as being potentially recognizable as intangible assets. No value was estimated for the customer list recorded in connection with the acquisition of Allin Consulting-California since the value recorded at acquisition was fully amortized as of January 1, 2002. Since a customer list involves specific customer relationships, the Company does not believe fair value can be determined by comparison to similar assets in other companies. Therefore, the Company determined the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through an estimate of the discounted cash flows attributable to the customers included on the acquired list. Management utilized historical information related to business derived from customers on the acquired list and the operations of Allin Consulting-Pennsylvania, future projections, industry information concerning expected growth in the technology consulting industry and information relevant to the Company's financing capabilities to develop assumptions and estimates of future cash flows applicable to the acquired customer list. The resulting estimate of fair value exceeded the recorded value of the

                      Allin Corporation and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

customer list. The Company believes the customer list is an asset with a definite life. The Company will continue to amortize the customer list through 2011. Amortization expense of approximately $42,000 related to the customer list was recognized during the three months ended March 31, 2002.

         The new standards set forth guidance on testing for impairment of goodwill, both as a transition step and on an annual basis after implementation. The Company attributed the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable and accrued liabilities, to reporting units. The reporting units utilized were the Company's reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Legacy Technology, further broken down geographically between northern California-based and Pittsburgh-based operations. Recognized assets were attributed to reporting units in a manner consistent with that used for segment reporting. Since the recognized assets included substantially all of the assets and liabilities of the reporting units which would be relevant to a potential acquirer, the Company's management believed the most relevant source of fair value estimation was industry valuation multiples for public technology consulting businesses. Management utilized multiple sources of industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill. Management determined, therefore, that the completed transition testing did not indicate impairment of the recorded values for customer list or goodwill.

         SFAS Nos. 141 and 142 require an annual test for impairment for intangible assets and goodwill similar to the transition testing described above. The Company elected to do such testing for 2002 as of January 1, 2002. The calculations performed for the transition testing also were utilized for the 2002 annual testing with the same conclusions. The Company anticipates future annual testing will be conducted as of the beginning of each fiscal year or more often if any changes or developments affecting the reporting units indicate any potential impairment of the customer list or goodwill.

         Amortization expense of approximately $283,000 related to goodwill and assembled workforces was recorded for the three-month period ended March 31, 2001. Under the new standards, no amortization expense is being recorded related to these assets in 2002.

8.   Subsequent Events

         On April 15, 2002, a shareholder of the Company sold portions of his holdings in certain financial instruments related to the Company, including Series F Convertible Redeemable Preferred Stock, related accrued but unpaid dividends, common stock, and a note payable by the Company and related accrued but unpaid interest to other parties related to the Company. An entity in which another shareholder of the Company has an ownership interest purchased 250 shares of Series F preferred stock, approximately $15,000 of accrued but unpaid dividends, 53,333 shares of common stock, a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest. An entity in which a director and shareholder of the Company has an ownership interest purchased
41.67 shares of Series F preferred stock, approximately $2,000 of accrued but unpaid dividends, 8,889 shares of common stock, a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest. A director, executive officer and shareholder of the Company purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends, 3,556 shares of common stock, a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest. An executive officer of the Company purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends, 3,555 shares of common stock, a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.

                        Independent Accountants' Report
                        -------------------------------


To the Shareholders of
Allin Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The balance sheet for the year ended December 31, 2001, was audited by other auditors whose report dated February 8, 2002, expressed an unqualified opinion on that statement. The statements of operations and cash flows for the three months ended March 31, 2001, were reviewed by other accountants whose report dated April 24, 2001, indicated they were not aware of any material modification that needed to be made for these statements to be in conformity with U.S. generally accepted accounting principles.


/s/ Hill, Barth & King LLC

May 6, 2002

Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


         The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three-month periods ended March 31, 2002 and 2001. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as well as the information discussed herein under "Risk Factors". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

         In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "estimates," "expects," "anticipates," "believes," "intends," "will" and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, public market and trading issues, uncertainty as to the Company's future profitability, fluctuations in operating results, the Company's history of net losses and accumulated deficit, liquidity, and risks associated with general economic conditions, world events, the decline in demand for legacy technology consulting services, dependence on key personnel, competitive market conditions in the Company's existing and potential future lines of business, rapidly changing technology, risks of technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Overview of Organization, Products & Markets

         The Company is a leading provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services. The Company specializes in solutions based on interactive media and technology from Microsoft Corporation ("Microsoft"). The Company's operations center on three solution areas: Interactive Media, Technology Infrastructure and E-Business. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California.

         The Company was a recipient of Pittsburgh Technology 50 awards in 1998, 1999, 2000 and 2001. The award recognizes the highest three-year revenue growth rates among technology-based businesses in the Pittsburgh region. The Company was also a recipient of the Deloitte & Touche Technology Fast 500 award in 2001.

         The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of March 31, 2002, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation ("Allin Interactive"), formed in June 1994, Allin Corporation of California ("Allin Consulting-California"), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), acquired by the Company in August 1998, and Allin Network Products, Inc. ("Allin Network"), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania has also historically performed consulting services related to certain legacy technologies. Allin Holdings Corporation ("Allin Holdings"), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. ("Allin Digital"), which was formed in August 1996. Phase-out of these operations continues and is expected to be completed in 2002. Allin Interactive, Allin Holdings and Allin Digital are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

         Information for the three-month period ended March 31, 2001 has been restated to reflect the results of Allin Digital's operations as a loss from discontinued operations. Information for the three-month period ended March 31, 2002 reflect the results of Allin Digital's operations as income from discontinued operations.

         The Interactive Media Solution Area focuses on the Company's expertise in interactive media applications by providing interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Management believes that interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency distribution systems to end-user monitors or televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and MPEG content. Interactive Media's customers have historically been concentrated in the cruise industry. Among the applications developed for, and utilized by, customers are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content. Interactive Media's customers include some of the world's largest cruise lines, Carnival Corporation ("Carnival") and Royal Caribbean Cruise Lines, Ltd. ("Royal Caribbean") and its affiliate Celebrity Cruises ("Celebrity"). Interactive Media operational and marketing personnel have extensive experience in the cruise industry. Committed services for cruise line customers represent a majority of the Company's backlog of business as of March 31, 2002. Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.

         The Technology Infrastructure Solution Area focuses on customers' network and application architecture, messaging and collaboration systems and security issues. Network and application architecture deals with network design, local and remote access, Internet connectivity and the design and implementation of a network operating system including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Effective messaging systems are collaboration tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Security solutions provide combinations of firewalls, virus protection and intrusion detection to protect Web servers, e-mail servers and other network components. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers.

         The ability of businesses to manage information has become a prerequisite for their success. The E-Business Solution Area provides solutions based on Microsoft technology that enable organizations to evaluate and optimize business processes, streamline workflow and extend the accessibility of corporate messages, products, services and processes. The impact of the Internet is moving businesses to seek seamless access of employees, customers and suppliers to business knowledge capital and transactional systems. E-Business solutions emphasize Internet and intranet capabilities including company portals, extranet-based supply chains and electronic commerce sites, data warehousing, work flow, and interfaces with, or custom development for, business operation transaction systems. E-Business delivers portal and business intelligence solutions that automate and streamline information creation, storage, sharing and retrieval. Management believes that E-Business solutions enable customers to increase productivity by improving the flow and accessibility of information, thereby eliminating inefficiencies and reducing costs. Management believes E-Business solutions empower customer personnel with business intelligence for fast and effective decision making.

         The Technology Infrastructure and E-Business Solution Areas focus on developing Microsoft-based technology solutions for customers in horizontal markets, meaning organizations across a broad array of industries. The Company's current target market for these solution areas is mid-market to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from $250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Technology Infrastructure and E-Business consulting services are provided from the Company's Northern California and Pittsburgh offices.

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

         The Company's solution areas deliver consulting services to customers through three methods: Allin-managed, co-managed and customer-managed. With the Allin-managed delivery method, solution area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. Management views services delivered through the Allin-managed or co-managed methods as being solutions-oriented services because the Company is fully or partially responsible for the development and implementation of technology-based solutions. Services delivered under these methods are viewed as being the most consistent with the Company's marketing strategy and offering the potential for higher billing rates and margins due to the Company's performance of high level managerial tasks. References in this report to solutions-oriented services mean services delivered through the Allin-managed or co-managed methods. With the customer-managed delivery method, the Company provides technical resources with specific technical skill sets that the customer utilizes to complement and assist its technical staff in the execution of customer-managed tasks or projects. Currently, the substantial majority of the services of the Interactive Media, Technology Infrastructure and E-Business Media Solution Areas are solutions-oriented services because they are delivered on the Allin-managed or co-managed methods. The substantial majority of legacy technology services are delivered on the customer-managed method. The Company seeks to continue to increase the proportion of overall solution area services delivered on the Allin-managed and co-managed delivery methods.

         As noted above, Allin Consulting-Pennsylvania performs legacy technology consulting services, including application development, data base development and administration, and data communications development for IBM proprietary technology. Legacy technology consulting services are overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations. Legacy technology consulting services are not considered by management to be completely consistent with the Company's marketing and operating strategies due to their divergence from interactive media or Microsoft-based technology and the greater role of customer personnel in managing the delivery of the services than is typical with the Interactive Media, Technology Infrastructure or E-Business Solution Areas. While management expects legacy technology consulting operations to continue, the level of these services declined significantly in 1999, 2000 and 2001. Legacy technology revenue has, however, been fairly consistent on a quarter-to-quarter basis over the third and fourth quarters of 2001 and the first quarter of 2002. Management expects legacy technology revenue to be realized over the full year 2002 will represent a decline from that realized in 2001.

         The Company also provides certain ancillary services and information system product sales, which are those revenue producing activities that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company's overall strategic objectives and marketing plans. In connection with its solutions-oriented services, customers will occasionally request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and supplies. The Company also occasionally performs ancillary services resulting in revenue such as website hosting or placement fees. Until December 2001, the Company also operated two interactive television systems as a result of a discontinued operating model.

Certain Critical Accounting Policies and Estimates

         The Company's significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data in the Company's Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

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

Software modification is typically involved with these projects, including loading of proprietary applications developed by the Company for the customer, so the percentage of completion method is normally used for these significant projects. The Company utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For systems integration projects of this type, management must estimate expected total labor hours and costs and expected total non-labor costs at the beginning of the project. Management reviews the status of projects monthly, including labor and other costs incurred to date and expected for completion of the project, project timing, and any issues impacting project performance. Any changes to expected labor hours or expected costs for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Management must estimate expected labor for project completion at the beginning of each project. Fixed price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. Revenue recognized on the percentage of completion or proportional performance bases was approximately 31% and 42% of the Company's total revenue for the three-month periods ended March 31, 2001 and 2002, respectively. Usage of the percentage of completion or proportional performance methods can result in unwarranted acceleration of or delay in recognition of revenue and cost of sales if management's estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in revenue and cost of sales recognition based on the latest available information. Management's estimates and assumptions also impact the Company's assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled revenue, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company's Consolidated Balance Sheets.

         Goodwill and Intangible Assets. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which the Company implemented January 1, 2002. SFAS Nos. 141 and 142 include provisions related to goodwill and other intangible assets acquired in business combinations that transpired prior to June 30, 2001 which require a transitional examination of recognized intangible asset values. As of January 1, 2002, the Company's assets of this type included customer lists, assembled workforces and goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998. As of January 1, 2002, recognized balances for customer lists, assembled workforces and goodwill were approximately $1,681,000, $104,000 and $712,000, respectively. Under the new standards, assembled workforces are no longer to be recognized as a separate intangible asset and balances recognized for assembled workforces were reclassified to goodwill. The transition provisions of the new standards require a review to determine whether additional separate intangible assets should be recorded. The guidance for identifying separate assets is consistent with the standards for intangible assets to be recorded in connection with business combinations initiated after June 30, 2001. SFAS Nos. 141 and 142 provide guidance for identifying potential intangible assets to be recorded, including marketing-related, customer-related, artistic-related, contract-based and technology-based assets. The lives of these assets are to be identified as either definite, subject to a specific or estimated term, which are to be amortized over the definite life, or indefinite, which are no longer to be amortized. Goodwill is an indefinite asset and is no longer to be amortized. The types of potential intangible assets specified under the new standards were reviewed in relation to the acquisitions of Allin Consulting-California, Allin Consulting-Pennsylvania and MEGAbase. Management's judgment was that no value should be placed on marketing-related assets since the Company has not acquired trademarks or service marks related to technology consulting and since the acquired businesses used different names at the times of the acquisitions. No value was placed on contract-based assets since contracts in place at the time of the acquisitions had lapsed prior to January 1, 2002. Although the acquired businesses had considerable technological expertise, no value was placed on technology-based assets since the acquired expertise in Microsoft and legacy technologies is no longer current. Artistic-related assets were determined to be non-applicable to the acquired businesses.

         Certain customer-related assets were reviewed in relation to the acquisitions. Order backlogs and customer contracts acquired would have lapsed prior to January 1, 2002 so no value was established for these assets. The customer contacts and relationships acquired with these businesses represented in customer lists were identified as being potentially recognizable as intangible assets. No value was estimated for the customer list recorded in connection with the acquisition of Allin Consulting-California since the value recorded at acquisition was fully amortized as of January 1, 2002. Since a customer list involves specific customer relationships, management did not believe fair value could be determined by comparison to similar assets in other companies. Therefore, the Company determined the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through an estimate of the discounted cash flows attributable to the customers included on the acquired list. Management utilized historical information related to business derived from customers on the acquired list and the operations of Allin Consulting-Pennsylvania, future projections, industry information concerning expected growth in the technology consulting industry and information relevant to the Company's financing capabilities to develop assumptions and estimates of future cash flows applicable to the acquired customer list. The resulting estimate of fair value exceeded the recorded value of the customer list. This information was also utilized by management in its judgment that the customer list is an asset with a definite life.

         The new standards also set forth guidance on testing for impairment of goodwill. The Company attributed the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable and accrued liabilities, to reporting units. The reporting units utilized were the Company's reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Legacy Technology, further broken down geographically between northern California-based and Pittsburgh-based operations. Recognized assets were attributed to reporting units in a manner consistent with that used for segment reporting. Since the recognized assets included substantially all of the assets and liabilities of the reporting units which would be relevant to a potential acquirer, the Company's management believed the most relevant source of fair value estimation was industry valuation multiples for public technology consulting businesses. Management utilized multiple sources of industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill. Management determined, therefore, that the completed transition testing did not indicate impairment of the recorded values for customer list or goodwill. SFAS Nos. 141 and 142 require an annual test for impairment for intangible assets and goodwill similar to the transition testing described above. The Company elected to do such testing for 2002 as of January 1, 2002. The calculations performed for the transition testing also were utilized for the 2002 annual testing with the same conclusions.

Certain Related Party Transactions

         During the three-month periods ended March 31, 2001 and 2002, the Company engaged in transactions with related parties, including sale of services, purchases of services and products and leases for office space. Services and products sold represented less than 1% of the Company's revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services and products represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services and products is similar to that which could have been obtained from non-related entities.

         The Company's office space in Pittsburgh, Pennsylvania is leased from an entity in which a beneficial holder of greater than five percent of the Company's common stock, as well as certain of his family members, have equity interests. Rental expense related to this lease was approximately $72,000 and $47,000 during the three-month periods ended March 31, 2001 and 2002, respectively, which represented 2% and 3%, respectively, of selling, general and administrative expenses during these periods. The Company's management believes that the rental rates for the lease that expired January 31, 2002 were competitive with the marketplace for similar commercial real estate at the time the lease was entered in 1997. Management believed the Company's Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company's landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company's space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company's rent expense was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

         The Company has an outstanding note payable, with a principal balance of $1,000,000 and interest fixed at 7% per annum. The note is associated with the 1996 acquisition of Allin Consulting-California and was originally held by its former sole shareholder, who was also a former President of the Company and was a beneficial holder of greater than five percent of the Company's common stock until March 14, 2002. On that date the note, including accrued interest of approximately $73,000, was sold to another person who is a beneficial holder of greater than five percent of the Company's common stock. On April 15, 2002, the new noteholder sold certain interests in the note payable and related accrued interest to other parties related to the Company. An entity in which another shareholder of the Company has an ownership interest purchased a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest. An entity in which a director and shareholder of the Company has an ownership interest purchased a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest. A director, executive officer and shareholder of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest. An executive officer of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest. Interest expense related to the note was approximately $18,000, during both of the three-month periods ended March 31, 2001 and 2002, respectively.

         See Liquidity and Capital Resources following in this Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 - Note Payable and 8 - Subsequent Events in the Notes to Consolidated Financial Statements included in Part I, Item 1 - Financial Statements of this Report on Form 10-Q and the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Notes 17 - Related Party Transactions and 18 - Subsequent Events in the Notes to Consolidated Financial Statements included in
Item 8 - Financial Statements and Supplementary Data, Item 11 - Executive Compensation and Item 13- Certain Relationships and Related Transactions of the Company's Report of Form 10-K for the year ended December 31, 2001 for additional information concerning related party transactions.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue

         The Company's total revenue for the three months ended March 31, 2002 was $2,817,000, a decrease of $1,987,000, or 41%, from total revenue of $4,804,000 for the three months ended March 31, 2001. All of the Company's solution areas experienced declines in revenue in the first quarter of 2002 as compared to the first quarter of 2001.

         The Company's solution area revenue, after elimination of intercompany sales, was $2,672,000 for the three months ended March 31, 2002, including $1,457,000 for Interactive Media, $362,000 for Technology Infrastructure, $497,000 for E-Business and $356,000 for legacy technology consulting services. Comparable solution area revenue for the three months ended March 31, 2001 was $4,583,000 in total, including $2,317,000 for Interactive Media, $935,000 for Technology Infrastructure, $561,000 for E-Business and $770,000 for legacy technology consulting services.

         Revenue for the Interactive Media Solution Area for the three months ended March 31, 2002 included $505,000 for interactive media consulting and $952,000 for interactive media systems integration. Comparable Interactive Media revenue for the three months ended March 31, 2001 included $789,000 for interactive media consulting and $1,528,000 for interactive media systems integration. The decrease in revenue for the Interactive Media Solution Area from the first quarter of 2001 to the first quarter of 2002 was 37%. The Interactive Media Solution Area's consulting and systems integration services have historically been highly concentrated, predominantly with customers in the cruise industry. During the first quarter of 2002, 96% of Interactive Media revenue was derived from Carnival, Royal Caribbean and Celebrity. The majority of the revenue in both periods related to consulting and systems integration projects for the design, configuration and installation of interactive television systems aboard cruise ships. These projects are of many months' duration, but a project will typically experience a period of peak activity coincident with the majority of the on-site labor at the shipyard for newly built ships or on the ship for ships in service. The timing of the peak activity is dependent on many factors including shipyard construction schedules for system installations on new ships and itinerary considerations and cabin availability for installations on ships already in service. Since the Company has limited control of these factors, the degree of activity on shipboard installations can vary substantially from quarter to quarter resulting in significant variation in revenue. The first quarter of 2001 included periods of peak activity for two ship systems while the first quarter of 2002 included only a portion of the peak activity period for one ship system. This was the most significant factor in the decrease in revenue from the first quarter of 2001 to the first quarter of 2002. Another factor in the decline in consulting revenue was a higher level of applications development in the first quarter of 2001 due to the initiation of a major applications development project for Carnival in the first quarter of 2001. Based on the Company's backlog of Interactive Media projects and current schedule expectations, Interactive Media revenue is expected to be higher in each of the remaining quarters of 2002 than the first quarter. However, this expectation is subject to uncertainty due to several factors. Unanticipated schedule changes may result in project delays that could negatively impact revenue expected to be realized in any of the remaining fiscal quarters of 2002. Another factor is that cruise line passenger levels and revenue declined following the September 2001 incidents of terrorism in the United States. Recent public announcements by the industry's largest cruise lines indicate that a recovery in passenger levels and revenue is being realized in 2002. If the recovery of passenger levels and revenue is not sustained, the cruise lines could potentially seek to delay projects currently expected to be performed in 2002. Due to these factors and other considerations such as general economic conditions, there can be no assurance that the Company's Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the first quarter of 2002 or that any increases realized will result in the desired improvement to the Company's financial condition or results of operations.

         Technology Infrastructure revenue decreased $573,000, or 61%, in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services throughout 2001 and the first quarter of 2002 due to the downturn in the domestic economy. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment. The economic downturn has resulted in a decrease in spending on technology-related services and equipment throughout 2001 and early 2002, which has negatively impacted the demand for the services offered by the Technology Infrastructure Solution Area. However, management believes that certain industry trends, as discussed in the Company's Report on Form 10-K for the year ended December 31, 2001 in Item 1, Business under the caption "Industry Overview - Technology Consulting Services", including increasing security concerns and expected growth in wireless access to distributed networks will foster growth in long-term demand for Technology Infrastructure services. There can be no assurance, however, that these trends will result in the realization of future revenue equal to or greater than current levels for the Technology Infrastructure Solution Area or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

         The E-Business Solution Area realized a revenue decrease of $64,000, or 11%, for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001. Management believes the decline in revenue is primarily attributable to the negative impact of the economic downturn on demand for technology-based services. While E-Business activity has been negatively affected by the economic downturn, management believes the continuing growth of Internet-based business has mitigated the impact on E-Business. Management believes the impact of the Internet continues to move businesses to seek seamless access of employees, customers and suppliers to business knowledge capital and transactional systems through company portals, extranet-based supply chains and electronic commerce sites. Management believes the Internet will continue to drive opportunities for E-Business consulting for the custom development of applications and interfaces with business transaction systems. There can be no assurance, however, that the Company will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

         Revenue from legacy technology consulting services declined $414,000, or 54%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The Company ceased performing legacy technology services associated with Hogan IBA software products, which are specialized applications for the banking industry, in July 2001. Hogan IBA-based services accounted for approximately 44% of the Company's legacy technology consulting revenue in the first quarter of 2001. Management also attributes the decline in revenue to a general trend in technology away from mainframe systems toward a client/server environment.

         The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $145,000 during the three months ended March 31, 2002, including $126,000 for information system product sales and $19,000 for other services. Ancillary services & product sales revenue of $221,000 was recognized during the three months ended March 31, 2001, including $83,000 for information system product sales and $138,000 for other services. The increase in information system product sales is due primarily to increased sales of interactive television equipment and spare parts to the Company's cruise line customers. Management attributes the increase in demand primarily to a larger base of installed interactive television systems in the cruise industry in the first quarter of 2002. The decline in revenue for other services was primarily due to interactive television transactional services revenue decreasing by $93,000 from the first quarter of 2001 to the first quarter of 2002. Operations of this type ceased in December 2001 after the transfer of systems operation on two ships to Carnival following the sale of the systems to Carnival earlier in 2001.

Cost of Sales and Gross Profit

         The Company recognized cost of sales of $1,475,000 during the three months ended March 31, 2002 as compared to $2,585,000 during the three months ended March 31, 2001. The decrease in cost of sales of $1,110,000 was consistent with the declines in revenue experienced in the Company's operations. Gross profit of $1,342,000 was recognized for the three months ended March 31, 2002 as compared to $2,219,000 for the three months ended March 31, 2001, a decrease of $877,000, or 40%. Gross profit as a percentage of revenue increased from 46% in the first quarter of 2001 to 48% in the first quarter of 2002.

         The Company's solution areas recorded a total of $1,401,000 for cost of sales during the three months ended March 31, 2002, including $777,000 for Interactive Media, $163,000 for Technology Infrastructure, $200,000 for E-Business and $261,000 for legacy technology consulting services. Comparable cost of sales for the three months ended March 31, 2001 was $2,498,000 in total, including $1,314,000 for Interactive Media, $356,000 for Technology Infrastructure, $266,000 for E-Business and $562,000 for legacy technology consulting services. Gross profit for the Company's solution areas for the three months ended March 31, 2002 was $1,271,000, including $680,000 for Interactive Media, $199,000 for Technology Infrastructure, $297,000 for E-Business and $95,000 for legacy technology consulting services. Comparable gross profit for the three months ended March 31, 2001 was $2,085,000 in total, including $1,003,000 for Interactive Media, $579,000 for Technology Infrastructure, $295,000 for E-Business and $208,000 for legacy technology consulting services.

         Cost of sales for the Interactive Media Solution Area for the three months ended March 31, 2002 included $189,000 for interactive media consulting and $588,000 for interactive media systems integration. Interactive Media cost of sales for the three months ended March 31, 2001 included $239,000 for interactive media consulting and $1,075,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the three months ended March 31, 2002 included $316,000 for interactive media consulting and $364,000 for interactive media systems integration. Interactive Media gross profit for the three months ended March 31, 2001 included $550,000 for interactive media consulting and $453,000 for interactive media systems integration. The period-to-period decreases in consulting cost of sales and gross profit were primarily attributable to scheduling considerations for consulting and systems integration services related to shipboard interactive television system installations. The first quarter of 2001 included the periods of peak activity related to two shipboard interactive television systems while the first quarter of 2002 included only a portion of the peak activity period for one shipboard system installation. As discussed above under Revenue, there will continue to be significant quarter-to-quarter variation in the level of Interactive Media services, which will result in significant variation in the levels of cost of sales and gross profit recognized.

         Technology Infrastructure gross profit decreased $380,000, or 66%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Management attributes the decline in period-to-period Technology Infrastructure gross profit to the economic downturn throughout 2001, which has curtailed technology spending for consulting services or the equipment and software upgrades that will frequently accompany infrastructure solutions.

         E-Business gross profit increased $2,000 in the first quarter of 2002 as compared to the first quarter of 2001, while the corresponding decrease in revenue was 11%. Gross profit as a percentage of revenue experienced a 7% period-to-period increase from higher average billing rates in Northern California. There can be no assurance that the Company will realize gross profit or gross profit as a percentage of revenue in future periods equal to or greater than current levels for its E-Business Solution Area.

         Gross profit realized on legacy technology consulting services declined from $208,000 in the first quarter of 2001 to $95,000 in the first quarter of 2002. The decline in legacy technology consulting gross profit is consistent with the period-to-period decline in revenue. Management attributes the decline to both the July 2001 cessation of services related to Hogan IBA-based technology and industry trends away from mainframe computer systems.

         Cost of sales for the Company's ancillary services and product sales was $74,000 for the three months ended March 31, 2002, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $87,000 for the three months ended March 31, 2001, including $48,000 for information system product sales and $39,000 for other services, related to the cost of pay-per-view movies associated with the operation of interactive television systems. Gross profit on ancillary services and product sales was $71,000 for the three months ended March 31, 2002, including $52,000 for information system product sales and $19,000 for other services. Gross profit for ancillary services and product sales was $134,000 for the three months ended March 31, 2001, including $35,000 for information system product sales and $99,000 for other services. The increase in gross profit related to information system product sales is consistent with the increase in revenue from sales of this type. The decline in gross profit for other services was primarily due to the December 2001 cessation of interactive television transactional services.

Selling, General & Administrative Expenses

         The Company recorded $1,552,000 in selling, general & administrative expenses during the three months ended March 31, 2002, including $149,000 for depreciation and amortization and $1,403,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $3,062,000 during the three months ended March 31, 2001, including $514,000 for depreciation and amortization and $2,548,000 for other selling, general & administrative expenses. The decrease in selling, general & administrative expenses of $1,510,000 is attributable to substantial period-to-period expense reductions, including the cost of personnel resources, rent and other expenses, the inclusion of severance costs in the first quarter of 2001 and a substantial reduction in depreciation and amortization expense.

         The downturn in the domestic economy experienced beginning late in 2000 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology services. Consequently, since late in the first quarter of 2001, management has moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments. As a result of these actions, the expense associated with personnel resources was substantially lower in the first quarter of 2002 than that incurred in the first quarter of 2001. Management also implemented cost savings efforts throughout the final three quarters of 2001 and the first quarter of 2002 which have resulted in reductions in other expenses such as travel and entertainment, communications and supplies. Another factor contributing to the decrease in selling, general & administrative expenses was a reduction in expenses for rent and facilities. The Company's lease for its office space in Pittsburgh expired January 31, 2002. Management believed the Company's Pittsburgh-based operations could effectively utilize a smaller space due to the 2001 staff reductions. The Company's landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company's space. The Company's rent expense for its Pittsburgh office was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions. The Company was also able to substantially reduce its offsite storage costs in Ft. Lauderdale.

         During the three months ended March 31, 2001, restructuring charges of approximately $74,000 were recorded as a result of the termination of services of two managerial personnel associated with the Company's Technology Infrastructure and E-Business Solution Area services. There were no comparable restructuring charges recorded in the first quarter of 2002.

         Depreciation and amortization were $149,000 for the three months ended March 31, 2002 as compared to $514,000 for the three months ended March 31, 2001. The decrease of $365,000, or 71%, is due to several factors. The most significant was the Company's implementation of Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") as of January 1, 2002. Under the new standards, goodwill is no longer amortized. Also, intangible asset values previously recorded for assembled workforces in connection with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania in 1998 were reclassified to goodwill. During the three months ended March 31, 2001, approximately $283,000 of amortization expense had been recorded related to goodwill and assembled workforces. Other factors contributing to the period-to-period reduction in depreciation and amortization included the discontinuation of depreciation on two ship-based interactive television systems upon their sale to Carnival in February 2001 and significant levels of fixed assets reaching full depreciation in June and December 2001.

Loss from Continuing Operations

         The Company recorded a loss from continuing operations of $209,000 for the three months ended March 31, 2002, as compared to a loss from continuing operations of $890,000 for the three months ended March 31, 2001. The substantial reduction in selling, general & administrative expenses of $1,510,000 more than offset the decrease in gross profit of $877,000 realized on the Company's operations, resulting in a reduction of $633,000 in loss from continuing operations. The factors contributing to the reductions in both gross profit and selling, general & administrative expenses are discussed above.

Loss from Discontinued Operations

         During the three months ended March 31, 2002, the Company recorded income of $8,000 from its discontinued digital imaging operations as compared to a loss of $107,000 during the three months ended March 31, 2001. The loss recognized in the first quarter of 2001 resulted from ongoing digital imaging activity prior to management's decision to discontinue digital imaging operations. Activity in the first quarter of 2002 included continuing sales of remaining inventory, fulfillment of technical support obligations and website hosting services. Any remaining obligations for technical support services will be completed in the second quarter of 2002. The remaining inventory balance for digital imaging equipment was approximately $12,000 as of March 31, 2002 so any future sales will not be significant. Website hosting services are expected to be transferred to Allin Interactive in the second quarter of 2002, but future revenue associated with this activity is not expected to be significant.

Net Loss

         The Company's net loss for the three months ended March 31, 2002 was $201,000 as compared to $997,000 for the three months ended March 31, 2001. The most significant factor in the reduction in net loss was the substantial period-to-period decrease in selling, general & administrative expenses, as discussed above.

Liquidity and Capital Resources

         At March 31, 2002, the Company had cash and liquid cash equivalents of $2,641,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2001 was an increase of $451,000, which resulted primarily from collection of accounts receivable and progress billings on interactive media systems integration projects, partially offset by cash used for reduction of accounts payable and accrued liabilities, payment of dividends on preferred stock and cash used in the Company's operations.

         The Company recognized a net loss for the three months ended March 31, 2002 of $201,000. The Company recorded non-cash expenses of $153,000 for depreciation of property and equipment and amortization of intangible assets, resulting in net cash use of $48,000 related to the income statement. Working capital adjustments resulted in net cash provided of $556,000. Among the working capital adjustments resulting in cash provided were a decrease in accounts receivable of $1,695,000 and an increase in billings in excess of costs and estimated gross margins of $343,000. These were substantially offset by working capital adjustments using cash, including decreases in accounts payable and accrued liabilities of $1,315,000 and $210,000, respectively. The net result of the income statement activity and working capital adjustments was net cash provided of $508,000 related to operating activities.

         Investing activities resulted in a net cash use of $4,000 for the three months ended March 31, 2002 for capital expenditures relating to the periodic upgrading of the Company's computer hardware. Financing activities resulted in a net cash use of $89,000 during the three months ended March 31, 2002 for preferred stock dividends.

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

     On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed as of October 1, 1999, 2000 and 2001 for additional annual periods. The expiration date of the S&T Loan Agreement is September 30, 2002. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $1,169,000. There was no outstanding balance as of March 31, 2002 and there have been no borrowings under the S&T Loan Agreement subsequent to that date. As of May 3, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $1,108,000.

     Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. The interest rate in effect as of the beginning of 2002, 5.75%, was unchanged during the first quarter and has remained unchanged as of May 3, 2002. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during the three months ended March 31, 2002. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

     The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company's Current Report on Form 8-K filed on October 9, 1998 and the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, F and G preferred shares. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. During the fiscal quarter ended March 31, 2002, the Company recognized net interest income. S&T Bank has acknowledged that the cash flow to interest ratio cannot be calculated as intended for the first quarter of 2002 since net interest expense was not recognized and that this instance does not represent a violation of the cash flow coverage covenant. The Company was in compliance with all other covenants as of March 31, 2002 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

     As of March 31, 2002, the Company had outstanding 25,000 shares of the Company's Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock. There are no sinking fund provisions applicable to the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,404,000 as of March 31, 2002 and approximately $1,441,000 as of May 13, 2002. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

     As of March 31, 2002, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 closing price of the common stock on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of October, January, April and July, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2002 and approximately $6,000 as of May 13, 2002. Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

     As of March 31, 2001, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares, if any. Until and including May 31, 2004, the outstanding shares of Series F preferred stock are convertible into a total of 508,647 shares of the Company's common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2002 and approximately $49,000 as of May 13, 2002. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

     On April 15, 2002, Mr. Posner sold certain portions of the financial instruments related to the Company acquired from Mr. Kent in March 2002 to other parties related to the Company. Rosetta Capital Partners, LP, an entity in which Thomas D. Wright, a beneficial holder of greater than five percent of the Company's common stock, has an ownership interest purchased 250 shares of Series F preferred stock, approximately $15,000 of accrued but unpaid dividends, 53,333 shares of common stock, a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest. Churchill Group LLC, an entity in which William C. Kavan, a director and beneficial holder of greater than five percent of the Company's common stock, has an ownership interest purchased 41.67 shares of Series F preferred stock, approximately $2,000 of accrued but unpaid dividends, 8,889 shares of common stock, a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest. Richard W. Talarico, the Company's Chairman and Chief Executive Officer and a beneficial holder of greater than five percent of the Company's common stock, purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends, 3,556 shares of common stock, a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest. Dean C. Praskach, the Company's Chief Financial Officer, Secretary and Treasurer, purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends, 3,555 shares of common stock, a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.

     As of March 31, 2002, the Company had outstanding 150 shares of the Company's Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of March 31, 2002 and approximately $14,000 as of May 13, 2002.

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

     The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of the first month of the following calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of March 31, 2002 and approximately $67,000 as of May 13, 2002.

     Capital expenditures during the three months ended March 31, 2002 were approximately $4,000 and included computer hardware for the Company's periodic upgrading of technology. Management forecasts capital expenditures of approximately $50,000 for 2002, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Business conditions and management's plans may change during 2002, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

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

Risk Factors

     Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and future incidents of terrorism that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Stock Market Requirements. The Company's common stock was delisted from Nasdaq's National Market as of the opening of business on May 9, 2001. At the time of the delisting, the common stock was not eligible for listing on Nasdaq's SmallCap Market. Losing the designation of the common stock as a Nasdaq listed security reduced the liquidity of the common stock and could limit the Company's ability to raise equity capital. Quotation of the common stock on the OTC Bulletin Board commenced on May 9, 2001. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company's ability to raise equity capital would likely decrease further.

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

     General Economic Conditions. Management attributes the decreases in Technology Infrastructure and E-Business revenue to a softening of the demand for technology consulting services due to the downturn in the domestic economy beginning late in 2000. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment, which has compounded the negative impact of the economic downturn on this solution area. A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending improvement to the domestic economic outlook or their financial results. Management believes the economic uncertainty will likely negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the majority of 2002. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond 2002, which would negatively impact the Company's results of operations and financial condition.

     World Events. Interactive Media consulting and systems integration services accounted for approximately 56% and 52% of the Company's revenue for the year ended December 31, 2001 and the three months ended March 31, 2002, respectively, and 51% of the Company's gross profit for these periods. Interactive Media projects also represent a substantial majority of the Company's committed backlog for the remainder of 2002. Interactive Media services are provided predominantly to customers in the cruise industry. Following the terrorist attacks which occurred in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. As of early 2002, passenger occupancy and revenue had partially recovered from these declines. However, should the recent events or any future world events cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company's future results of operations. Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area's ability to obtain additional future business. To the extent that any future incidents of terrorism or other events negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure or E-Business customers, the Company's future results of operations may also be negatively impacted.

     Decline in Legacy Technology Consulting Services. The Company has experienced a substantial decline in demand for legacy technology consulting services related to mainframe systems and specialized Hogan IBA software products for the banking industry. The Company completed its final Hogan IBA-based project in July 2001 and does not anticipate further provision of services related to this legacy technology. Revenue and gross profit derived from legacy technology services have declined steadily during 1999, 2000 and the first half of 2001. The decline is attributable to both industry trends and the Company's marketing focus on solutions-oriented services over that period. Recently, legacy technology has stabilized, with similar levels of revenue and gross profit realized in the third and fourth quarters of 2001 and the first quarter of 2002. However, management expects legacy technology revenue to be realized over the full year 2002 will represent a decline from that realized in 2001. Legacy technology consulting services were formerly a significant source of cash flow to the Company. There can be no assurance that the Company will be successful on an ongoing basis in developing a sufficient level of solutions-oriented consulting services to offset the declines in revenue and gross profit from legacy technology consulting services.

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

     Competitive Market Conditions. The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a recent trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities will require continuing education and training of the Company's technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company's customers. The Company's competitors may have resources to develop training and industry monitoring programs that are superior to the Company's. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The market for interactive media consulting and systems integration services is new and rapidly evolving. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company's current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. The Company has developed software interfaces and modifications for end-user operating components from On Command to be utilized in interactive television system installations. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. There can also be no assurance, however, that competitors will not develop systems and products with superior functionality or cost advantages over the Company's products and applications.

         Fluctuations in Operating Results. The Company expects to experience significant fluctuations in its future quarterly operating results that may be caused by many factors, including the scheduling, or the addition or conclusion, of significant consulting or systems integration engagements. Accordingly, quarterly revenue and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

         Recent Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2001 and the first quarter of 2002. As of March 31, 2002, the Company had a retained deficit of $45,529,000. Although net income was recognized for the third and fourth quarters of 2001, a net loss was recognized in the first quarter of 2002 and the Company anticipates that net losses may be incurred in future periods. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

         Liquidity Risk. The Company's cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company's operating entities will not result in working capital shortages which may adversely impact the Company's operations. The liquidity risk is mitigated somewhat by the Company's current revolving credit facility, which permits borrowings for general working capital needs. The Company's revolving credit facility expires September 30, 2002. Failure of the Company to renew its existing credit facility beyond September 30, 2002 or replace it with another facility with similar terms may adversely impact the Company's operations in the future.

         Proprietary Technology; Absence of Patents. The Company does not have patents on any of its system configurations, designs or applications and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company's policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of the Company's or customers' software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the Company's system configurations, designs or applications and proprietary information or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its system configurations, designs or applications. Any misappropriation of the Company's system configurations, designs or applications or proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Risk of Technological Obsolescence. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company's success will depend in part upon its ability and the ability of key suppliers to develop, refine and introduce high quality improvements in the functionality and features of their system configurations, designs and applications in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved technology systems and applications that could adversely affect the Company's business, financial condition and results of operations.

         Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

Effect of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 were required to be implemented for any goodwill and intangible assets acquired after June 30, 2001 immediately upon acquisition. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of the new standards was required as of the beginning of fiscal years starting after December 15, 2001. The Company implemented SFAS Nos. 141 and 142 effective as of January 1, 2002. The Company completed required transition testing as of that date and determined that the Company's recognized values for customer list and goodwill were not impaired. The Company also elected to complete the annual testing requirement for 2002 as of the beginning of the fiscal year. Information utilized for transition testing was also utilized for the 2002 annual test with the same conclusion that the recognized values for customer list and goodwill were not impaired. Amortization expense of approximately $283,000 had been recognized in the first quarter of 2001 related to goodwill and assembled workforces recorded in connection with the acquisitions of Allin Consulting-California, MEGAbase, Inc. and Allin Consulting-Pennsylvania. An impairment loss recorded in June 2001 reduced recorded balances for goodwill. Following this, amortization expense related to goodwill and assembled workforces of approximately $340,000 would have been recorded in 2002 had the former accounting standards remained in place. Under the new standards, amortization expense related to these assets is no longer recorded effective January 1, 2002. See above in this Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Certain Critical Accounting Policies and Estimates for additional information concerning the Company's implementation of SFAS Nos. 141 and 142.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Committee on Accounting Procedure Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The Company does not believe SFAS No. 144 will have a significant effect on its results of operations and financial position.

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

Part II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

Exhibit
Number                                      Description of Exhibit
------                                      ----------------------

11                Computation of Earnings per Share.



         (b)   Reports on Form 8-K.

               On April 5, 2002, Allin Corporation filed with the Securities and Exchange Commission a Current Report of Form 8-K (date of earliest event reported - March 29, 2002) to report that the Company had dismissed Arthur Andersen LLP and engaged Hill, Barth & King LLC as independent accountants for the fiscal year ending December 31, 2002.

                                  Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALLIN CORPORATION
                                  (Registrant)

Date: May 14, 2002                By:  /s/   Richard W. Talarico
                                       --------------------------
                                       Richard W. Talarico
                                       Chairman and Chief Executive Officer

Date: May 14, 2002                By:  /s/   Dean C. Praskach
                                       ----------------------
                                       Dean C. Praskach
                                       Chief Financial Officer and Chief
                                       Accounting Officer

Allin Corporation
Form 10-Q
March 31, 2002
Exhibit Index


Exhibit
Number                   Description of Exhibit
------                   ----------------------


11                Computation of Earnings per Share