Form 10-Q
period 2002-06-30
ALLIN CORP
filed 2002-08-13
CIK 1020391

                                    FORM 10Q

                                  UNITED STATES
                       SECURITITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2002

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

                              As of August 7, 2002

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


Part II -  Other Information

           Item 3.  Defaults Upon Senior Securities                               Page   42

           Item 4.  Submission of Matters to a Vote of Securities Holders         Page   44

           Item 5.  Other Information                                             Page   45

           Item 6.  Exhibits and Reports on Form 8-K                              Page   46

Signatures                                                                        Page   47

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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                 December 31,      June 30,
                                                                     2001            2002
                                                                --------------  --------------
ASSETS

Current assets:
         Cash and cash equivalents                              $        2,226  $        3,058
         Accounts receivable, net of allowance for
                 doubtful accounts of $124 and $96                       3,359           1,232
         Unbilled receivable                                               211             232
         Inventory                                                          75              32
         Prepaid expenses                                                  196             131
         Assets held for sale                                                8              --
                                                                --------------  --------------
                 Total current assets                                    6,075           4,685

Property and equipment, at cost:
         Leasehold improvements                                            471             471
         Furniture and equipment                                         2,964           2,977
                                                                --------------  --------------
                                                                         3,435           3,448
Less--accumulated depreciation                                          (2,953)         (3,174)
                                                                --------------  --------------
                                                                           482             274

Goodwill, net of accumulated amortization of
         $3,502 and $3,742                                                 712             817
Other assets, net of accumulated amortization of
         $912 and $759                                                   1,789           1,597
                                                                --------------  --------------

Total assets                                                    $        9,058  $        7,373
                                                                ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                           December 31,       June 30,
                                                                               2001             2002
                                                                          --------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                 $        2,329   $        1,132
         Accrued liabilities:
                 Compensation and payroll taxes                                      298              238
                 Dividends on preferred stock                                      1,445            1,598
                 Other                                                               307              240
         Billings in excess of costs and
                 estimated gross margins                                             212              105
         Deferred revenue                                                             53               17
                                                                          --------------   --------------
                 Total current liabilities                                         4,644            3,330

Non-current portion of notes payable                                               1,000            1,000
Commitments and contingencies

Shareholders' equity:
         Preferred stock, par value $.01 per share, authorized
                 100,000 shares:
                 Series C redeemable preferred stock, designated,
                        issued and outstanding 25,000 shares                       2,500            2,500
                 Series D convertible redeemable preferred stock,
                        designated, issued and outstanding
                        2,750 shares                                               2,152            2,152
                 Series F convertible redeemable preferred stock,
                        designated, issued and outstanding
                        1,000 shares                                               1,000            1,000
                 Series G convertible redeemable preferred stock,
                        designated, issued and outstanding
                        150 shares                                                 1,028            1,034
         Common stock, par value $.01 per share - authorized
                 20,000,000 shares, outstanding 6,967,339 shares                      70               70
         Additional paid-in-capital                                               41,002           40,666
         Warrants                                                                  1,017            1,017
         Treasury stock at cost, 8,167 common shares                                 (27)             (27)
         Retained deficit                                                        (45,328)         (45,369)
                                                                          --------------   --------------
                 Total shareholders' equity                                        3,414            3,043
                                                                          --------------   --------------

Total liabilities and shareholders' equity                                $        9,058   $        7,373
                                                                          ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months     Three Months      Six Months      Six Months
                                                                     Ended            Ended            Ended           Ended
                                                                   June 30,         June 30,         June 30,        June 30,
                                                                     2001             2002             2001            2002
                                                                --------------   --------------   --------------  --------------
Revenue:
    Solution area consulting services                           $        2,354   $        1,624   $        4,638  $        2,988
    Solution area integration services                                     932            1,412            2,460           2,363
    Outsourced services                                                    559              324            1,330             681
    Ancillary services                                                     231               17              369              36
    Ancillary product sales                                                 21               59              104             185
                                                                --------------   --------------   --------------  --------------

         Total revenue                                                   4,097            3,436            8,901           6,253

Cost of sales                                                            2,161            1,811            4,745           3,286
                                                                --------------   --------------   --------------  --------------

Gross profit                                                             1,936            1,625            4,156           2,967

Selling, general & administrative expenses:

    Depreciation and amortization                                          503              152            1,017             301
    Loss from impairment of assets                                      10,748               --           10,748              --
    Other selling, general & administrative expenses                     1,896            1,292            4,444           2,694
                                                                --------------   --------------   --------------  --------------

         Total selling, general & administrative expenses               13,147            1,444           16,209           2,995
                                                                --------------   --------------   --------------  --------------

Income (loss) from operations                                          (11,211)             181          (12,053)            (28)

Interest expense, net                                                       37               10               85               9
                                                                --------------   --------------   --------------  --------------

Income (loss) from continuing operations                               (11,248)             171          (12,138)            (37)

Loss from discontinued operations                                          473               12              581               5
                                                                --------------   --------------   --------------  --------------

Net income (loss)                                                      (11,721)             159          (12,719)            (42)

Accretion and dividends on preferred stock                                 164              170              324             336
                                                                --------------   --------------   --------------  --------------

Net loss attributable to common shareholders                    $      (11,885)  $          (11)  $      (13,043) $         (378)
                                                                ==============   ==============   ==============  ==============

Income (loss) per common share from continuing operations
    attributable to common shareholders -
    basic and diluted                                           $        (1.64)  $         0.00   $        (1.79) $        (0.05)
                                                                ==============   ==============   ==============  ==============

Income (loss) per common share from discontinued
    operations - basic and diluted                              $        (0.07)  $         0.00   $        (0.08) $         0.00
                                                                ==============   ==============   ==============  ==============

Net loss per common share attributable to common
    shareholders - basic and diluted                            $        (1.71)  $         0.00   $        (1.87) $        (0.05)
                                                                ==============   ==============   ==============  ==============

Weighted average shares outstanding - basic and diluted              6,967,339        6,967,339        6,965,374       6,967,339
                                                                --------------   --------------   --------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Six Months      Six Months
                                                                               Ended           Ended
                                                                             June 30,         June 30,
                                                                               2001             2002
                                                                          --------------  --------------
Cash flows from operating activities:
         Net loss                                                         $      (12,719) $          (42)
         Adjustments to reconcile net loss to net cash flows
            provided by (used for) operating activities:
                 Depreciation and amortization                                     1,050             308
                 Loss from impairment of assets                                   11,053              --
                 Loss from abandonment or sale of assets                              23              --
         Changes in certain assets and liabilities:
                 Accounts receivable                                                 548           2,127
                 Unbilled receivable                                                (296)            (21)
                 Inventory                                                           349              43
                 Prepaid expenses                                                     73              65
                 Assets held for sale                                                 36               8
                 Other assets                                                          3              --
                 Accounts payable                                                 (1,623)         (1,197)
                 Accrued liabilities                                                (453)           (127)
                 Billings in excess of costs and
                        estimated gross margins                                    1,747            (107)
                 Income taxes payable                                                 (1)             --
                 Deferred revenues                                                    (2)            (36)
                                                                          --------------  --------------
            Net cash flows (used for) provided by operating activities              (212)          1,021
                                                                          --------------  --------------

Cash flows from investing activities:
         Proceeds from sale of assets                                                  2              --
         Additional purchase consideration for
                 acquisition of subsidiary                                           (60)             --
         Capital expenditures                                                        (62)            (13)
                                                                          --------------  --------------
            Net cash flows used for investing activities                            (120)            (13)
                                                                          --------------  --------------

Cash flows from financing activities:
         Net repayment on lines of credit                                         (1,090)             --
         Payment of dividends on preferred stock                                    (147)           (176)
         Repayment of capital lease obligations                                       (1)             --
                                                                          --------------  --------------
            Net cash flows used for financing activities                          (1,238)           (176)
                                                                          --------------  --------------

Net change in cash and cash equivalents                                           (1,570)            832
Cash and cash equivalents, beginning of period                                     2,330           2,226
                                                                          --------------  --------------
Cash and cash equivalents, end of period                                  $          760  $        3,058
                                                                          ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       Allin Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

         The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 2001 and 2002 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2000 and 2001, contained in Allin Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company's policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

Discontinued Operations

         During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. ("Allin Digital"). Accordingly, the results of operations for Allin Digital for the periods presented in the Company's Consolidated Statements of Operations have been reclassified to loss from discontinued operations, which is presented after income or loss from continuing operations. Also, the information related to the Company's revenue and gross profit included in Note 6 - Industry Segment Information - excludes the discontinued operations.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue and Cost of Sales Recognition

         Allin Interactive Corporation's ("Allin Interactive") recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, Allin Interactive recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. Interactive television transactional revenue and associated cost of sales were recognized as the services were performed prior to cessation of these activities in December 2001. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in "Solution area integration services", consulting revenue is included in "Solution area consulting services", product sales are included in "Ancillary product sales." and interactive television transactional revenue is included in "Other services."

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         Allin Corporation of California ("Allin Consulting-California") and Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania") charge consulting fees for their Technology Infrastructure and E-Business Solution Area services. Allin Consulting-Pennsylvania also charges consulting fees for outsourced services. The majority of engagements are billed on an hourly basis, with revenue and related cost of sales recognized as services are performed. Engagements are also performed on a fixed-price basis, with revenue and cost of sales recognized based on percentage of completion based on the proportion of labor expended through the end of the period to expected total project labor. Revenue from Technology Infrastructure and E-Business Solution Area services is included in "Solution area consulting services" on the accompanying Consolidated Statements of Operations.

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

         During the three months ended June 30, 2002, three significant customers accounted for approximately 25%, 24% and 11%, respectively, of the revenue recognized by the Company. During the six months ended June 30, 2002, these three customers accounted for approximately 23%, 18% and 17%, respectively, of the revenue recognized by the Company. The segments included in the revenue associated with these customers were Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales and Other Services.

Earnings Per Share

         Earnings per share ("EPS") of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS No. 128"). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company's outstanding stock options, warrants and the Company's Series D, F and G convertible redeemable preferred stock could all be considered dilutive securities under SFAS No. 128. However, since the Company recognized net losses attributable to common shareholders in the three- and six-month periods ended June 30, 2001 and 2002, these securities have not been included in the calculation of diluted EPS, as their effect would be anti-dilutive. Furthermore, no stock options or warrants to purchase shares would have been considered in the calculation of diluted EPS in the three-month period ended June 30, 2001 or either of the six-month periods ended June 30, 2001 and 2002 since the market prices of the Company's common stock as of the beginning of the respective periods or issuance of the securities did not exceed the exercise prices of options and warrants outstanding during those periods. A total of 25,000 options to purchase common shares would have been considered in the calculation of diluted EPS, if the effect was not anti-dilutive, in the three-month period ended June 30, 2002 since the market price of the Company's common stock as of the beginning of the period exceeded the exercise price of the options. As of June 30, 2001 and 2002, 968,270 and 786,570 options to purchase common shares were outstanding, respectively, for which the option exercise prices exceeded the average market price of the common shares for the three- and six-month periods then ended. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect was not anti-dilutive, were 4,024,663 and 2,559,129 for the three- and six-month periods ended June 30, 2001, respectively, and 5,555,607 for both the three- and six-month periods ended June 30, 2002.

Accounts Receivable and Unbilled Receivables

         The Company's subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when services have been provided prior to the end of the period and invoicing has not occurred. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. Allowances on accounts receivable are recorded when circumstances indicate collection is

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful.

         As of June 30, 2002, two significant customers accounted for 20% and 10%, respectively, of the Company's accounts receivable.

Inventory

         Inventory, consisting principally of interactive television equipment, computer hardware, software and digital photography equipment, is stated at the lower of cost (determined on the average cost method) or market.

Business Combinations, Goodwill and Intangible Assets

         The Company implemented Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets are reviewed annually for potential impairment, or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have definite lives are amortized over their useful lives. Goodwill and separable intangible assets with indefinite lives are no longer amortized. Transition testing and annual testing for 2002 did not indicate impairment of the recorded values of the Company's intangible assets, goodwill and customer list.

Billings in Excess of Costs and Estimated Gross Margins

         Billings in excess of costs and estimated gross margins consists of amounts billed for projects recognized on a percentage of completion or proportional performance basis but not yet recognized as revenue, net of unbilled receivables, costs not yet recognized as cost of sales and estimated gross margins associated with these projects.

Deferred Revenue

         Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods. Such amounts are recognized as revenue when services are performed. As of June 30, 2001 and 2002, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Financial Instruments

         As of June 30, 2002, the Company's Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Supplemental Disclosure Of Cash Flow Information

         There were no cash payments for income taxes during either of the three-month periods ended June 30, 2001 and 2002. Cash payments for interest were approximately $39,000 and $18,000 during the three months ended June 30, 2001 and 2002, respectively. Cash payments for dividends were approximately $88,000 and $87,000 during the three months ended June 30, 2001 and 2002, respectively. Dividends on preferred stock of approximately $147,000 and $153,000 were accrued but unpaid during the three months ended June 30, 2001 and 2002, respectively.

         Cash payments for income taxes were approximately $3,000 during the six months ended June 30, 2001. There were no cash payments for income taxes during the six months ended June 30, 2002. Cash payments for interest were approximately $91,000 and $37,000 during the six months ended June 30, 2001 and 2002, respectively. Cash payments for dividends were approximately $147,000 and $176,000 during the six months ended June 30, 2001 and 2002, respectively. Dividends on preferred stock of approximately $217,000 and $228,000 were accrued but unpaid during the six months ended June 30, 2001 and 2002, respectively.

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

2.   Preferred Stock

         The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of June 30, 2002, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3.   Equity Transactions

         During the three months ended June 30, 2002, vested and non-vested options to purchase 360 and 880 shares, respectively, of common stock previously awarded under the Company's 1998 Stock Plan were forfeited under the terms of the Plan. There were no forfeitures of options during this period under the terms of the Company's 1996, 1997 and 2000 Stock Plans. There were no grants of options to purchase common stock under any of the Company's stock plans during the three months ended June 30, 2002. Options granted under the 1996, 1997, 1998 and 2000 Stock Plans to purchase 204,800, 224,050, 245,720 and 137,000 shares, respectively, of common stock remain outstanding as of June 30, 2002.

         On March 14, 2002, the former sole shareholder of Allin Consulting-California prior to its acquisition, who was also a shareholder of the Company until this date and was also formerly President of the Company, sold all of the 1,000 outstanding shares of the Company's Series F Convertible Redeemable Preferred Stock, approximately $55,000 of accrued but unpaid dividends related to the preferred stock, and 213,333 shares of the Company's common stock to another shareholder of the Company. On April 15, 2002, the purchaser sold certain amounts of the Series F preferred stock, accrued but unpaid dividends related to the preferred stock, and common stock to other parties related to the Company. See Note 8 - Related Party Transactions - for additional information.

4.   Note Payable

         On March 14, 2002, the former sole shareholder of Allin Consulting-California prior to its acquisition, who was also a shareholder of the Company until this date and was also formerly President of the Company, sold a note due from the Company, with a principal balance of $1,000,000 due on April 15, 2005 and approximately $73,000 of accrued but unpaid interest related to the note to another shareholder of the Company. On April 15, 2002, the purchaser sold certain amounts of the note and accrued but unpaid interest related to the note to other parties related to the Company. See Note 8 - Related Party Transactions - for additional information.

5.   Revolving Credit Loan

         On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it was subsequently renewed for three annual periods. The Company and S&T Bank have executed a renewal for a fourth annual period which extends the expiration date of the revolving credit loan to September 30, 2003. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2002, maximum borrowing availability under the revolving credit loan was approximately $806,000. There was no outstanding balance as of June 30, 2002. Loans made under the revolving credit loan bear interest at the bank's prime interest rate plus one percent. As of June 30, 2002, the rate of interest on any outstanding borrowings under the revolving credit loan would have been 5.75%. There were no changes to the interest rate in the first half of 2002.

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2002 and was also in compliance with all other covenants as of June 30, 2002.

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

         The Company's operations and management's evaluations are primarily oriented around three solution areas meeting customer needs for interactive media and Microsoft-based technology services: Interactive Media, Technology Infrastructure and E-Business. Solution area services comprise the substantial majority of the Company's current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. The reportable segments reflect aggregated solution area activity across the Company's subsidiaries due to the similarity in nature of services, processes, types of customers and distribution methods for each solution area. Segments grouped as Solution Area Services include Interactive Media Consulting, Interactive Media Systems Integration, Technology Infrastructure Consulting, E-Business Consulting and Outsourced Services.

         Outsourced Services was previously included in segment reporting as Legacy Technology Consulting. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications. Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies has declined significantly over the last three years. During 2002, in order to preserve customer relationships that had primarily utilized customer-managed resources, the Company transitioned the technical resources dedicated to Outsourced Services to a broader technical focus that includes technology and application development based on Microsoft, Oracle and Informix software and products. The change in segment name to Outsourced Services is intended to reflect the broader array of technology skills now utilized in outsourced engagements. The Company's Outsourced Services operations are grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

         Ancillary Services & Product Sales includes activities which are ancillary to or outside of the Company's current strategic focus. Segments grouped as Ancillary Services & Product Sales include Information System Product Sales and Other Services. In connection with its solutions-oriented services, clients will request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and supplies. The Company also occasionally performs ancillary services resulting in revenue such as website hosting or placement fees. Until December 2001, the Company also operated two interactive television systems as a result of a discontinued operating model. Information related to these operations for the three and six

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

months ended June 30, 2001 or as of June 30, 2001, which had been reported as the segment Interactive Television Transactional Services in 2001, is reflected as part of Other Services in all periods presented.

                  During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital. Accordingly, information presented related to the Company's revenue and gross profit excludes the discontinued operations. Information about assets related to Allin Digital's operations is captioned Discontinued
Operations-Digital Imaging.

Measurement Method

         The Company's basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company's Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

         Information on revenue derived from external customers is as follows:

                                                                             Revenue from External Customers
                                                                             -------------------------------
                                                                    Three         Three            Six           Six
                                                                    Months        Months         Months        Months
                                                                    Ended          Ended          Ended         Ended
                                                                   June 30,       June 30,       June 30,      June 30,
(Dollars in thousands)                                               2001           2002           2001          2002
                                                                 --------------------------------------------------------
Solution Area Services:
    Interactive Media Consulting                                  $      908     $      621     $    1,695    $    1,126
    Interactive Media Systems Integration                                932          1,412          2,460         2,363
    Technology Infrastructure Consulting                                 806            478          1,742           840
    E-Business Consulting                                                640            525          1,201         1,022
    Outsourced Services                                                  559            324          1,330           681
                                                                 --------------------------------------------------------
      Total Solution Area Services                                $    3,845     $    3,360     $    8,428    $    6,032

Ancillary Services & Product Sales:
    Information System Product Sales                              $       21     $       59     $      104    $      185
    Other Services                                                       231             17            369            36
                                                                 --------------------------------------------------------
      Total Ancillary Services & Product Sales                    $      252     $       76     $      473    $      221

                                                                 --------------------------------------------------------

Consolidated Revenue from External Customers                      $    4,097     $    3,436     $    8,901    $    6,253
                                                                 ========================================================

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

         Certain of the Company's segments also perform services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

                                                                                  Revenue from Related Entities
                                                                                  -----------------------------
         (Dollars in thousands)                                         Three           Three         Six          Six
                                                                        Months          Months       Months       Months
                                                                        Ended           Ended        Ended        Ended
                                                                       June 30,        June 30,     June 30,     June 30,
                                                                         2001            2002         2001         2002
                                                                     ------------------------------------------------------
    Solution Area Services                                            $      --       $      19     $      1     $     20
    Ancillary Services & Product Sales                                        3              --           34            3
                                                                     ------------------------------------------------------

    Total Revenue from Related Entities in Other Segments             $       3       $      19     $     35     $     23
                                                                     ======================================================

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

                                                                                      Gross Profit
                                                                                      ------------
                                                                    Three         Three          Six          Six
                                                                    Months        Months        Months       Months
                                                                    Ended         Ended         Ended        Ended
                                                                   June 30,      June 30,      June 30,     June 30,
     (Dollars in thousands)                                          2001          2002          2001         2002
                                                                 -----------------------------------------------------
     Solution Area Services:
         Interactive Media Consulting                             $      530    $      408    $    1,081   $      725
         Interactive Media Systems Integration                           229           516           680          880
         Technology Infrastructure Consulting                            484           282         1,062          480
         E-Business Consulting                                           363           301           658          598
         Outsourced Services                                             135            88           343          183
                                                                 -----------------------------------------------------
           Total Solution Area Services                           $    1,741    $    1,595    $    3,824   $    2,866

     Ancillary Services & Product Sales:
         Information System Product Sales                         $       (2)   $       13    $       33   $       66
         Other Services                                                  197            17           299           35
                                                                 -----------------------------------------------------
           Total Ancillary Services & Product Sales               $      195    $       30    $      332   $      101
                                                                 -----------------------------------------------------

     Consolidated Gross Profit                                    $    1,936    $    1,625    $    4,156   $    2,967
                                                                 =====================================================

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Assets

         Information on total assets attributable to segments is as follows:

     (Dollars in thousands)                                    Total Assets
                                                               ------------
     As of June 30                                         2001            2002
                                                       ---------------------------
Solution Area Services:
    Interactive Media Consulting                        $   1,540       $     281
    Interactive Media Systems Integration                   1,698             664
    Technology Infrastructure Consulting                    1,856           1,392
    E-Business Consulting                                     807           1,035
    Outsourced Services                                     1,982           1,279
                                                       ---------------------------
      Total Solution Area Services                      $   7,883       $   4,651

Ancillary Services & Product Sales:
    Information System Product Sales                    $      52       $      30
    Other Services                                            360              60
                                                       ---------------------------
      Total Ancillary Services & Product Sales          $     412       $      90

Corporate                                                     393           2,610
Discontinued Operations - Digital Imaging                     603              22
                                                       ---------------------------

Consolidated Total Assets                               $   9,291       $   7,373
                                                       ===========================

7.   Impairment of Assets

         The operations of Allin Consulting-Pennsylvania and Allin Consulting-California were acquired by the Company in August 1998 and November 1996, respectively. These subsidiaries represent a significant portion of the Company's solution area consulting operations, including virtually all of the Technology Infrastructure Consulting, E-Business Consulting and Outsourced Services segment revenue and gross profit. The acquired businesses provided consulting services and were not capital-intensive businesses. Consequently, significant portions of the acquisition prices were attributed to intangible assets, including client lists, assembled workforces and goodwill. In 1999 and 2000, the Company's strategic focus was on developing solutions-oriented consulting revenue, including revenue derived from the activities of its Technology Infrastructure and E-Business Solution Areas. During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas. Based on this growth history and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, in late 2000 the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. The downturn in the domestic economy experienced in the first half of 2001 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology consulting services. Industry analysis as of mid-2001 indicated that any increase in the demand for technology consulting services was not likely to occur until 2002 at the earliest. During the second quarter of 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new projections for Allin Consulting-Pennsylvania and Allin Consulting-California. These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

         The negative impact of the economic downturn on Allin
Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in solutions-oriented Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of outsourced services related to certain legacy technologies. Solutions-oriented consulting had grown in significance and outsourced services lessened in

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

significance for Allin Consulting-Pennsylvania from its acquisition in August 1998 to mid-2001. Solutions-oriented revenue typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results. Also, the significant impact of the economic downturn on technology consulting indicated a likelihood of additional risk due to economic cycles. Consequently, the period over which expected cash flows were projected was shortened to ten years beyond 2001. The original expected useful lives for goodwill and customer list had been thirty and fourteen years, respectively. The Company's forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of outsourced services was then expected to continue to decline throughout this period. The Company estimated that growth rates for revenue and gross profit would increase after 2003. Based on the Company's revised projections, a loss due to impairment of approximately $9,530,000 was recorded in the second quarter of 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statements of Operations during that period. The remaining amortization periods for customer list and goodwill were adjusted prospectively to equal the period of the Company's projection. Due to the implementation of SFAS Nos. 141 and 142 on January 1, 2002, goodwill is no longer amortized in 2002.

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

8.   Related Party Transactions

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

                       Allin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

                         Independent Accountants' Report

To the Shareholders of
Allin Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and Subsidiaries as of June 30, 2002, the related consolidated statements of operations for the three and six months ended June 30, 2002, and the consolidated statement of cash flows for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

The consolidated balance sheet for the year ended December 31, 2001 was audited by other auditors whose report, dated February 8, 2002, expressed an unqualified opinion on that statement. The consolidated statements of operations for the three and six months ended June 30, 2001 and the consolidated statement of cash flow for the six months ended June 30, 2001 were reviewed by other accountants whose report dated July 24, 2001, indicated they were not aware of any material modification that needed to be made for these statements to be in conformity with U.S. generally accepted accounting principles.

/s/ Hill, Barth & King LLC

July 25, 2002

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three- and six-month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 - Financial Statements in this Report on Form 10-Q and the information discussed herein under "Risk Factors". Unless the context otherwise requires, all references herein to the "Company" refer to Allin Corporation and its subsidiaries.

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

         The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of June 30, 2002, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation ("Allin Interactive"), formed in June 1994, Allin Corporation of California ("Allin Consulting-California"), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. ("Allin Consulting-Pennsylvania"), acquired by the Company in August 1998, and Allin Network Products, Inc. ("Allin Network"), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania also performs outsourced technology-based services. Allin Holdings Corporation ("Allin Holdings"), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. ("Allin Digital"), which was formed in August 1996. Allin Digital ceased performing services for customers in the second quarter of 2002. Wrap-up of residual matters related to Allin Digital continues. Information for the three- and six-month periods ended June 30, 2001 and 2002 reflects the results of Allin Digital's operations as loss from discontinued operations. Allin Interactive, Allin Holdings and Allin Digital are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin

Corporation in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

         The Interactive Media Solution Area focuses on the Company's expertise in interactive media applications by providing interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Management believes that interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency distribution systems to end-user monitors or televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer's other information systems. The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and MPEG content. Interactive Media's customers have historically been concentrated in the cruise industry. Among the applications developed for, and utilized by, customers are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content. Interactive Media's customers include some of the world's largest cruise lines, Carnival Corporation ("Carnival") and Royal Caribbean Cruise Lines, Ltd. ("Royal Caribbean") and its affiliate Celebrity Cruises ("Celebrity"). Interactive Media operational and marketing personnel have extensive experience in the cruise industry. Committed services for cruise line customers represent a majority of the Company's backlog of business as of June 30, 2002. Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.

         The Technology Infrastructure Solution Area focuses on customers' network and application architecture, messaging and collaboration systems and security issues. Network and application architecture deals with network design, local and remote access, Internet connectivity and the implementation of network operating systems including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Effective messaging systems are collaboration tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Security solutions provide combinations of firewalls, virus protection and intrusion detection to protect Web servers, e-mail servers and other network components. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers.

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

         The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these are the operating relationships with On Command Corporation ("On Command") and Microsoft. On Command's end-user components and computer hardware platforms and configurations are utilized by the Company for its interactive television systems integration projects. On Command is one of the world's largest providers of interactive television services to the lodging industry. Through extensive research and development efforts, On Command has developed specifications and configurations for computer hardware and end-user components that facilitate efficient and reliable interactive television operations. The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. The Supplier Agreement will expire on March 31, 2003. The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement. The Company expects a new agreement to be completed prior to the expiration of the current agreement. However, there can be no assurance that a new agreement will be entered into prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement. Failure to replace the existing agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects. The Company's Interactive Media operations could be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.

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

         The Company's Interactive Media, Technology Infrastructure and E-Business Media Solution Areas deliver solutions-oriented consulting services that are either Allin-managed or co-managed with the customer. With the Allin-managed delivery method, solution area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods. These solutions-oriented services are viewed by management as being the most consistent with the Company's marketing strategy and offering the potential for higher billing rates and margins due to the Company's performance of high level managerial tasks.

         The Company's Outsourced Services operations provide resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. Outsourced Services was identified in the Company's previous financial reports as Legacy Technology Consulting. Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications. Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies declined significantly from 1999 through 2001. During 2002, in order to preserve customer relationships that had primarily used customer-managed resources, the Company transitioned the technical resources dedicated to Outsourced Services to a broader array of technology, including services and application development based on Microsoft, Oracle and Informix software and products. The change in segment name to Outsourced Services is intended to reflect the broader array of technology skills now utilized on outsourced engagements. Outsourced Services is grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company's Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations. Outsourced Services revenue has been fairly consistent on a quarter-to-quarter basis over the third and fourth quarters of 2001 and the first and second quarters of 2002. Management expects Outsourced Services revenue to be realized over the full year 2002 will represent a decline from that realized in 2001.

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

Certain Critical Accounting Policies and Estimates

         The Company's significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data in the Company's Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ materially from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

         Revenue and Cost of Sales Recognition. The Company's recognition method for revenue and cost of sales for the Interactive Media Solution Area's systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of

$250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion, if significant software modification is required, or proportional performance. Software modification is typically involved with these projects, including loading of proprietary applications developed by the Company for the customer, so the percentage of completion method is normally used for these significant projects. The Company utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For systems integration projects of this type, management must estimate expected total labor hours and costs and expected total non-labor costs at the beginning of the project. Management reviews the status of projects monthly, including labor and other costs incurred to date and expected for completion of the project, project timing, and any issues impacting project performance. Any changes to expected labor hours or expected costs for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. For consulting engagements performed by Allin Interactive, Allin Consulting-California and Allin Consulting-Pennsylvania on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Management must estimate expected labor for project completion at the beginning of each project. Fixed price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. Revenue recognized on the percentage of completion or proportional performance bases was approximately 37% and 46% of the Company's total revenue for the three-month periods ended June 30, 2001 and 2002, respectively, and approximately 34% and 44% of the Company's total revenue for the six-month periods ended June 30, 2001 and 2002, respectively. Usage of the percentage of completion or proportional performance methods can result in unwarranted acceleration of or delay in recognition of revenue and cost of sales if management's estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in revenue and cost of sales recognition based on the latest available information. Management's estimates and assumptions also impact the Company's assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled revenue, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company's Consolidated Balance Sheets.

         Impairment of Assets. During June 2001, the Company recorded significant losses for impairment of assets totaling $10,748,000. The calculation of the losses, as well as the timing of their recording, resulted from management's judgments and estimates. Significant portions of the acquisition prices for Allin Consulting-Pennsylvania and Allin Consulting-California, which were acquired by the Company in August 1998 and November 1996, respectively, were attributed to intangible assets, including client lists, assembled workforces and goodwill. Based on the growth in Technology Infrastructure and E-Business revenue experienced in 1999 and 2000 and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, in late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. The downturn in the domestic economy experienced in the first half of 2001 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology consulting services. Industry analysis as of mid-2001 indicated that any increase in the demand for technology consulting services was not likely to occur until 2002 at the earliest. During June 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new projections for Allin Consulting-Pennsylvania and Allin Consulting-California. These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

         The negative impact of the economic downturn on Allin Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of outsourced services provided related to certain legacy technologies. Solutions-oriented Technology Infrastructure and E-Business consulting had grown in significance and outsourced services lessened in significance for Allin Consulting-Pennsylvania from its acquisition in August 1998 until the end of 2000. Solutions-oriented revenue typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results. Also, the significant impact of the economic downturn on technology consulting indicated a likelihood of additional risk due to economic cycles. Consequently, the period over which expected cash flows were projected was shortened to ten years beyond 2001. The original expected useful life for goodwill and customer list had been thirty and fourteen years, respectively. The Company's forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of outsourced services was then expected to continue to decline throughout this period. At that time, the Company estimated that growth rates for revenue and gross profit would increase after 2003. Based on the Company's revised projections, a loss due to impairment of approximately $9,530,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statements of Operations during that period. The remaining amortization periods for customer list and goodwill were adjusted prospectively to equal the period of the Company's projection. Due to the implementation of Statements of Financial Accounting Standards No. 141 Business Combinations ("SFAS No. 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002, goodwill is no longer amortized in 2002.

         The economic downturn also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California. The Company's expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services. Due to the economic downturn, during 2001, the Company was unable to sustain revenue growth that had been realized late in 2000. Prior to recording the impairment loss, approximately 92 % of the net unamortized value of Allin Consulting-California's intangible assets related to goodwill associated with its acquisition in November 1996. The original useful life was seven years. Consequently, the projection for cash flows related to goodwill from the 1996 acquisition was based on the remaining useful life, with low expectations for revenue and gross profit growth due to the likelihood that the negative impact of the economic downturn would persist through a substantial portion of the remaining useful life. Based on the Company's revised projections, a loss due to impairment of approximately $1,097,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-California. The impairment loss was included in Selling, general & administrative expenses in the Company's Consolidated Statements of Operations during that period.

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

         Management's assumptions and estimates resulted in the calculation of impairment losses that significantly, negatively impacted the Company's reported results of operations for the three- and six-month periods ended June 30, 2001. The impairment losses also significantly reduced the reported amounts of assets on the Company's Consolidated Balance Sheet as of June 30, 2001. In applying accounting standards applicable to impairment of assets in 2001, management used its judgment based on historical experience, industry analysis and expectations of future trends, and other factors deemed reasonable under the circumstances.

Certain Related Party Transactions

         During the three- and six-month periods ended June 30, 2001 and 2002, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and leases for office space. Services and products sold represented less than 1% of the Company's revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services is similar to that which could have been obtained from non-related entities.

         The Company's office space in Pittsburgh, Pennsylvania is leased from an entity in which beneficial holders of greater than five percent of the Company's common stock, as well as certain of family members of one of the holders, have equity interests. Rental expense related to this lease was approximately $73,000 and $35,000 during the three-month periods and approximately $145,000 and $81,000 during the six-month periods ended June 30, 2001 and 2002, respectively. This represented 1% and 2%, respectively, of selling, general and administrative expenses during the three-month periods ended June 30, 2001 and 2002, and 1% and 3%, respectively, of selling, general and administrative expenses during the six-month periods then ended. The Company's management believes that the rental rates for the lease that expired January 31, 2002 were competitive with the marketplace for similar commercial real estate at the time the lease was entered in 1997. Management believed the Company's Pittsburgh-based operations could effectively utilize a smaller space at the conclusion of the lease due to staff reductions in 2001. The Company's landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company's space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company's rent expense was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

         The Company has an outstanding note payable, with a principal balance of $1,000,000 and interest fixed at 7% per annum. The note is associated with the 1996 acquisition of Allin Consulting-California and was originally held by Allin Consulting-California's former sole shareholder prior to its acquisition, who was also a former President of the Company and was a beneficial holder of greater than five percent of the Company's common stock until March 14, 2002. On that date the note, including accrued interest of approximately $73,000, was sold to another person who is a beneficial holder of greater than five percent of the Company's common stock. On April 15, 2002, the new noteholder sold certain interests in the note payable and related accrued interest to other parties related to the Company. An entity in which another shareholder of the Company has an ownership interest purchased a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest. An entity in which a director and shareholder of the Company has an ownership interest purchased a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest. A director, executive officer and shareholder of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest. An executive officer of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest. Interest expense related to the note was approximately $18,000, during both of the three-month periods and approximately $37,000 during both of the six-month periods ended June 30, 2001 and 2002, respectively.

         See Liquidity and Capital Resources following in this Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 - Note Payable and 8 - Related Party Transactions in the Notes to Consolidated Financial Statements included in Part I, Item 1 - Financial Statements of this Report on Form 10-Q and the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Notes 17 - Related Party Transactions and 18 - Subsequent Events in the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data, Item 11 - Executive Compensation and Item 13- Certain Relationships and Related Transactions of the Company's Report of Form 10-K for the year ended December 31, 2001 for additional information concerning related party transactions.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue

         The Company's total revenue for the three months ended June 30, 2002 was $3,436,000, a decrease of $661,000, or 16%, from total revenue of $4,097,000 for the three months ended June 30, 2001. The Company's Technology Infrastructure and E-Business Solution Areas and Outsourced Services operations all experienced revenue declines which management attributes to a softening of demand for technology consulting services throughout 2001 and the early part of 2002 due to the downturn in the domestic economy.

         The Company's solution area revenue, after elimination of intercompany sales, was $3,360,000 for the three months ended June 30, 2002, including $2,033,000 for Interactive Media, $478,000 for Technology Infrastructure, $525,000 for E-Business and $324,000 for Outsourced Services. Comparable solution area revenue for the three months ended June 30, 2001 was $3,845,000 in total, including $1,840,000 for Interactive Media, $806,000 for Technology Infrastructure, $640,000 for E-Business and $559,000 for Outsourced Services.

         Revenue for the Interactive Media Solution Area for the three months ended June 30, 2002 included $621,000 for interactive media consulting and $1,412,000 for interactive media systems integration. Comparable Interactive Media revenue for the three months ended June 30, 2001 included $908,000 for interactive media consulting and $932,000 for interactive media systems integration. The increase in revenue for the Interactive Media Solution Area from the second quarter of 2001 to the second quarter of 2002 was 10%. The Interactive Media Solution Area's consulting and systems integration services have historically been highly concentrated, predominantly with customers in the cruise industry. During the second quarters of both 2001 and 2002, over 99% of Interactive Media revenue was derived from Carnival, Royal Caribbean and Celebrity. The majority of the revenue in both periods related to consulting and systems integration projects for the design, configuration and installation of interactive television systems aboard cruise ships. These projects are of many months' duration, but a project will typically experience a period of peak activity coincident with the majority of the on-site labor at the shipyard for newly built ships or on the ship for ships in service. The timing of the peak activity is dependent on many factors including shipyard construction schedules for system installations on new ships and itinerary considerations and cabin availability for installations on ships already in service. Since the Company has limited control of these factors, the degree of activity on shipboard installations can vary substantially from quarter to quarter resulting in significant variation in revenue. Systems integration services increased $480,000, or 52%, from the second quarter of 2001 to the second quarter of 2002. The second quarter of 2002 included periods of peak activity for two ship systems while the second quarter of 2001 included only portions of the peak activity periods for several systems. This was the most significant factor in the increase in revenue from the second quarter of 2001 to the second quarter of 2002. Interactive Media consulting revenue declined $287,000, or 32%, from the second quarter of 2001 to the second quarter of 2002, partially offsetting the increase in systems integration revenue. A significant factor in the decline in consulting revenue was a higher level of applications development in the second quarter of 2001 related to a major applications development project for Carnival under a contract entered in February 2001. This project was in a late phase of activity in the second quarter of 2002, with a considerably lower level of activity than in the second quarter of 2001. Unanticipated schedule changes may result in project delays that could negatively impact revenue expected to be realized in any of the remaining fiscal quarters of 2002. Another factor is that cruise line passenger levels and revenue declined following the September 2001 incidents of terrorism in the United States. If the recovery of passenger levels and revenue experienced to date in 2002 is not sustained, the cruise lines could potentially seek to delay projects currently expected to be performed in 2002. Due to these factors and other considerations such as general economic conditions, there can be no assurance that the Company's Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the second quarter of 2002 or that any increases realized will result in the desired improvement to the Company's financial condition or results of operations.

         Technology Infrastructure revenue decreased $328,000, or 41%, in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services throughout 2001 and the early part of 2002 due to the downturn in the domestic economy. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment. The economic downturn has resulted in a decrease in spending on technology-related services and equipment throughout 2001 and early 2002, which has negatively impacted the demand for the services offered by the Technology Infrastructure Solution Area. However, management believes that certain industry trends, as discussed in the Company's Report on Form 10-K for the year ended December 31, 2001 in Item 1, Business under the caption "Industry Overview - Technology Consulting Services", including increasing security concerns and expected growth in wireless access to distributed networks will foster growth in long-term demand for Technology Infrastructure services. There can be no assurance, however, that these trends will result in the realization of future revenue equal to or greater than current levels for the Technology Infrastructure Solution Area or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

         The E-Business Solution Area realized a revenue decrease of $115,000, or 18%, for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001. Management believes the decline in revenue is primarily attributable to the negative impact of the economic downturn on demand for technology-based services.

While E-Business activity has been negatively affected by the economic downturn, management believes the continuing growth of Internet-based business has mitigated the impact on E-Business as compared to Technology Infrastructure. Management believes the impact of the Internet continues to move businesses to seek seamless access of employees, customers and suppliers to business knowledge capital and transactional systems through company portals, extranet-based supply chains and electronic commerce sites. Management believes the Internet will continue to drive opportunities for E-Business consulting for the custom development of applications and interfaces with business transaction systems. There can be no assurance, however, that the Company will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company's financial condition or results of operations.

         Revenue from Outsourced Services declined $235,000, or 42%, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The Company ceased performing services associated with Hogan IBA software products in July 2001. Hogan IBA-based services accounted for approximately 40% of the Company's Outsourced Services revenue in the second quarter of 2001.

         The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $76,000 during the three months ended June 30, 2002, including $59,000 for information system product sales and $17,000 for other services. Ancillary services & product sales revenue of $252,000 was recognized during the three months ended June 30, 2001, including $21,000 for information system product sales and $231,000 for other services. The increase in information system product sales is due primarily to increased sales of interactive television equipment and spare parts to the Company's cruise line customers. Management attributes the increase in demand primarily to a larger base of installed interactive television systems in the cruise industry in the second quarter of 2002 as compared to the second quarter of 2001. The decline in revenue for other services was due to the inclusion of placement fee revenue of $124,000 and interactive television transactional services revenue of $89,000 in the second quarter of 2001. The placement fee resulted from a litigation settlement with a former customer who had hired three of the Company's consultants during the client engagement, which was prohibited under the letter of engagement. Interactive television transactional services ceased in December 2001 after the transfer of systems operation on two ships to Carnival following the sale of the systems to Carnival earlier in 2001.

Cost of Sales and Gross Profit

         The Company recognized cost of sales of $1,811,000 during the three months ended June 30, 2002 as compared to $2,161,000 during the three months ended June 30, 2001. The decrease in cost of sales of $350,000 was consistent with the declines in revenue experienced in the Company's operations. Gross profit of $1,625,000 was recognized for the three months ended June 30, 2002 as compared to $1,936,000 for the three months ended June 30, 2001, a decrease of $311,000, or 16%. Gross profit as a percentage of revenue remained steady at 47% during both periods.

         The Company's solution areas recorded a total of $1,765,000 for cost of sales during the three months ended June 30, 2002, including $1,109,000 for Interactive Media, $196,000 for Technology Infrastructure, $224,000 for E-Business and $236,000 for Outsourced Services. Comparable cost of sales for the three months ended June 30, 2001 was $2,104,000 in total, including $1,081,000 for Interactive Media, $322,000 for Technology Infrastructure, $277,000 for E-Business and $424,000 for Outsourced Services. Gross profit for the Company's solution areas for the three months ended June 30, 2002 was $1,595,000, including $924,000 for Interactive Media, $282,000 for Technology Infrastructure, $301,000 for E-Business and $88,000 for Outsourced Services. Comparable gross profit for the three months ended June 30, 2001 was $1,741,000 in total, including $759,000 for Interactive Media, $484,000 for Technology Infrastructure, $363,000 for E-Business and $135,000 for Outsourced Services.

         Cost of sales for the Interactive Media Solution Area for the three months ended June 30, 2002 included $213,000 for interactive media consulting and $896,000 for interactive media systems integration. Interactive Media cost of sales for the three months ended June 30, 2001 included $378,000 for interactive media consulting and $703,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the three months ended June 30, 2002 included $408,000 for interactive media consulting and $516,000 for interactive media systems integration. Interactive Media gross profit for the three months ended June 30, 2001 included $530,000 for interactive media consulting and $229,000 for interactive media systems integration. The period-to-period decreases in consulting cost of sales and gross profit were primarily attributable to a higher level of applications development in the second quarter of 2001 related to a major applications development project for Carnival. This project was in a late phase of activity in the second quarter of 2002, with a considerably lower level of activity than in the second quarter of 2001. Increases in systems integration cost of sales and gross profit resulted from normal variations in activity due to scheduling considerations related to shipboard interactive television system installations, with a higher level of activity realized in the second quarter of 2002. As discussed above under Revenue, there will continue to be significant quarter-to-quarter variation in the level of Interactive Media services, which will result in significant variation in the levels of cost of sales and gross profit recognized.

         Technology Infrastructure gross profit decreased $202,000, or 42%, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Management attributes the decline in period-to-period Technology Infrastructure gross profit to the economic downturn throughout 2001 and the early part of 2002, which has curtailed technology spending for consulting services or the equipment and software upgrades that will frequently accompany infrastructure solutions.

         E-Business gross profit decreased $62,000, or 17%, in the second quarter of 2002 as compared to the second quarter of 2001. Management believes the decline in gross profit is also attributable to the negative impact of the economic downturn on demand for technology-based services.

         Gross profit realized on Outsourced Services declined $47,000 from the second quarter of 2001 to the second quarter of 2002. Management attributes the decline primarily to the July 2001 cessation of services related to Hogan IBA-based technology. Gross profit as a percentage of revenue increased from 24% in the second quarter of 2001 to 27% in the second quarter of 2002, which management attributes to the transitioning of Outsourced Services resources to a broader array of technical skills.

         Cost of sales for the Company's ancillary services and product sales was $46,000 for the three months ended June 30, 2002, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $57,000 for the three months ended June 30, 2001, including $23,000 for information system product sales and $34,000 for other services, related to the cost of pay-per-view movies associated with the operation of interactive television systems. Gross profit on ancillary services and product sales was $30,000 for the three months ended June 30, 2002, including $13,000 for information system product sales and $17,000 for other services. Gross profit for ancillary services and product sales was $195,000 for the three months ended June 30, 2001, the net result of a $2,000 loss from information system product sales and $197,000 in gross profit from other services. The decline in gross profit for other services was due to the inclusion of a large placement fee in the second quarter of 2001 and the cessation of interactive television transactional services between the periods..

Selling, General & Administrative Expenses

         The Company recorded $1,444,000 in selling, general & administrative expenses during the three months ended June 30, 2002, including $152,000 for depreciation and amortization and $1,292,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $13,147,000 during the three months ended June 30, 2001, including $503,000 for depreciation and amortization, $10,748,000 in losses from impairment of assets and $1,896,000 for other selling, general & administrative expenses.

         The most significant factor in the period-to-period decrease in selling, general & administrative expenses was the inclusion of $10,748,000 of losses from impairment of assets in the second quarter of 2001 related to goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory held by Allin Interactive. See the discussion under the caption Impairment of Assets under Certain Critical Accounting Policies and Estimates and Note 7 - Impairment of Assets - in the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements above for additional information concerning the impairment losses. No losses due to impairment of assets were recorded in the second quarter of 2002.

         The downturn in the domestic economy experienced beginning late in 2000 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology services. Consequently, since late in the first quarter of 2001, management has moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments. As a result of these actions, the expense associated with personnel resources was substantially lower in the second quarter of 2002 than that incurred in the second quarter of 2001. Management also implemented cost savings efforts throughout the final three quarters of 2001 and the first two quarters of 2002 which have resulted in reductions in other expenses such as travel and entertainment and communications costs. Another factor contributing to the decrease in selling, general & administrative expenses was a reduction in expenses for rent and facilities. The

Company's lease for its office space in Pittsburgh expired January 31, 2002. Management believed the Company's Pittsburgh-based operations could effectively utilize a smaller space due to the 2001 staff reductions. The Company's landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company's space. The Company's rent expense for its Pittsburgh office was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions.

         During the three months ended June 30, 2001, restructuring charges of approximately $44,000 was recorded to increase a liability for severance costs originally recorded in March 2001 associated with the termination of services of a managerial executive associated with the Company's Technology Infrastructure and E-Business Solution Areas. The Company's severance obligation was of variable duration up to six months depending upon the executive's ability to obtain replacement employment. The Company's original accrual had been based on an estimate of the most likely duration of the severance period. The original accrual has been exceeded, requiring an additional accrual in the second quarter. There were no similar restructuring charges recorded during the second quarter of 2002.

         Depreciation and amortization were $152,000 for the three months ended June 30, 2002 as compared to $503,000 for the three months ended June 30, 2001. The decrease of $351,000, or 70%, is due to several factors. The most significant was the Company's implementation of SFAS Nos. 141 and 142 as of January 1, 2002. Under the new standards, goodwill is no longer amortized. Also, intangible asset values previously recorded for assembled workforces in connection with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania in 1998 were reclassified to goodwill. During the three months ended June 30, 2001, approximately $283,000 of amortization expense had been recorded related to goodwill and assembled workforces. Another factor contributing to the period-to-period reduction in depreciation and amortization was significant levels of fixed assets reaching full depreciation in June and December 2001.

Income (Loss) from Continuing Operations

         The Company recorded income from continuing operations of $171,000 for the three months ended June 30, 2002, as compared to a loss from continuing operations of $11,211,000 for the three months ended June 30, 2001. The substantial improvement resulted primarily from the inclusion of a loss from impairment of assets of $10,748,000 in selling, general & administrative expenses in the second quarter of 2001 while no comparable loss was recorded in 2002. The Company also realized a period-to-period decrease of $955,000 in depreciation and amortization and other selling, general & administrative expenses, the benefit of which was partially offset by a reduction in gross profit from operations of $311,000.

Loss from Discontinued Operations

         During the three months ended June 30, 2002, the Company recorded a loss of $12,000 from its discontinued digital imaging operations as compared to a loss of $473,000 during the three months ended June 30, 2001. The loss recognized in the second quarter of 2001 included an impairment loss of approximately $327,000 related to Allin Digital's inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. The fair value estimated for the inventory was significantly reduced since the Company would no longer be utilizing the equipment as components of completely configured and installed digital imaging systems. Allin Digital also recorded a provision of approximately $28,000 in the second quarter of 2001 to increase its allowance for doubtful accounts. Activity in the second quarter of 2002 included continuing sales of remaining inventory, fulfillment of technical support obligations and website hosting services. All remaining obligations for technical support services were completed in the second quarter of 2002. Responsibility for website hosting has been transferred to Allin Interactive. Management expects future revenue to be derived from this activity to be immaterial. The remaining inventory balance for digital imaging equipment was approximately $5,000 as of June 30, 2002 so any future sales will be immaterial.

Net Income (Loss)

         The Company realized net income of $159,000 for the three months ended June 30, 2002 as compared to a net loss of $11,721,000 for the three months ended June 30, 2001. The most significant factors in the profitability improvement were the inclusion of significant losses due to impairment of assets in the second quarter of 2001 and substantial period-to-period decreases in depreciation and amortization and other selling, general & administrative expenses, as discussed above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue

         The Company's total revenue for the six months ended June 30, 2002 was $6,253,000, a decrease of $2,648,000, or 30%, from total revenue of $8,901,000 for the six months ended June 30, 2001. All of the Company's solution area services experienced revenue declines for various reasons as discussed below.

         The Company's solution area revenue, after elimination of intercompany sales, was $6,032,000 for the six months ended June 30, 2002, including $3,489,000 for Interactive Media, $840,000 for Technology Infrastructure, $1,022,000 for E-Business and $681,000 for Outsourced Services. Comparable solution area revenue for the six months ended June 30, 2001 was $8,428,000 in total, including $4,155,000 for Interactive Media, $1,742,000 for Technology Infrastructure, $1,201,000 for E-Business and $1,330,000 for legacy technology consulting services.

         Revenue for the Interactive Media Solution Area for the six months ended June 30, 2002 included $1,126,000 for interactive media consulting and $2,363,000 for interactive media systems integration. Comparable Interactive Media revenue for the six months ended June 30, 2001 included $1,695,000 for interactive media consulting and $2,460,000 for interactive media systems integration. The decrease in revenue for the Interactive Media Solution Area from the first half of 2001 to the first half of 2002 was 16%. The most significant factor in the decline in consulting revenue was a higher level of applications development in the first half of 2001 related to a major applications development project for Carnival under a contract entered in February 2001. This project was in later stages in the first half of 2002, with a considerably lower level of activity than in the first half of 2001. The period-to-period decline in systems integration revenue was only 4%. As discussed above in the analysis of quarterly results, systems integration projects experience periods of peak activity coincident with the majority of the on-site labor at the shipyard for newly built ships or on the ship for ships in service. The timing of the peak activity is dependent on many factors including shipyard construction schedules for system installations on new ships and itinerary considerations and cabin availability for installations on ships already in service. While activity on shipboard installations can vary substantially from quarter to quarter, results over longer time periods are more comparable. Despite the negative impact of the September 2001 incidents of terrorism in the United States on cruise line passenger levels and revenue, the Company has only experienced a slight period-to-period decline in systems integration revenue. If the recovery of passenger levels and revenue experienced to date in 2002 is not sustained, the cruise lines could potentially seek to delay projects currently expected to be performed in 2002. Accordingly, there can be no assurance that the Company's Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the first half of 2002 or that any increases realized will result in the desired improvement to the Company's financial condition or results of operations.

         Technology Infrastructure revenue decreased $902,000, or 52%, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services throughout 2001 and the early part of 2002 due to the downturn in the domestic economy. Since Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment, the decline in demand for services has been particularly pronounced.

         The E-Business Solution Area realized a revenue decrease of $179,000, or 15%, for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. Management believes the decline in revenue is primarily attributable to the negative impact of the economic downturn on demand for technology-based services.

         Revenue from Outsourced Services declined $649,000, or 49%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The Company ceased performing services associated with Hogan IBA software products in July 2001. Hogan IBA-based services accounted for approximately 42% of the Company's Outsourced Services revenue in the first half of 2001.

         The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $221,000 during the six months ended June 30, 2002, including $185,000 for information system product sales and $36,000 for other services. Ancillary services & product sales revenue of $473,000 was recognized during the six months ended June 30, 2001, including $104,000 for information system product sales and $369,000 for other services. The increase in information system product sales is due primarily to increased sales of interactive television equipment and spare parts to the Company's cruise line customers related to a larger base of installed interactive television systems in the cruise industry in the first half of 2002 as compared to the first half of 2001. The decline in revenue for other services was due to the inclusion of placement fee revenue of $124,000 and interactive television transactional services revenue of $184,000 in the first half of 2001. As discussed above with the analysis of quarterly results, the placement fee resulted from a litigation settlement and interactive television transactional services ceased in December 2001.

Cost of Sales and Gross Profit

         The Company recognized cost of sales of $3,286,000 during the six months ended June 30, 2002 as compared to $4,745,000 during the six months ended June 30, 2001. The decrease in cost of sales of $1,459,000 was consistent with the declines in revenue experienced in the Company's operations. Gross profit of $2,967,000 was recognized for the six months ended June 30, 2002 as compared to $4,156,000 for the six months ended June 30, 2001, a decrease of $1,189,000, or 29%. Gross profit as a percentage of revenue remained steady at 47% during both periods.

         The Company's solution areas recorded a total of $3,166,000 for cost of sales during the six months ended June 30, 2002, including $1,884,000 for Interactive Media, $360,000 for Technology Infrastructure, $424,000 for E-Business and $498,000 for Outsourced Services. Comparable cost of sales for the six months ended June 30, 2001 was $4,604,000 in total, including $2,394,000 for Interactive Media, $680,000 for Technology Infrastructure, $543,000 for E-Business and $987,000 for Outsourced Services. Gross profit for the Company's solution areas for the six months ended June 30, 2002 was $2,866,000, including $1,605,000 for Interactive Media, $480,000 for Technology Infrastructure, $598,000 for E-Business and $183,000 for Outsourced Services. Comparable gross profit for the six months ended June 30, 2001 was $3,824,000 in total, including $1,761,000 for Interactive Media, $1,062,000 for Technology Infrastructure, $658,000 for E-Business and $343,000 for Outsourced Services.

         Cost of sales for the Interactive Media Solution Area for the six months ended June 30, 2002 included $401,000 for interactive media consulting and $1,483,000 for interactive media systems integration. Interactive Media cost of sales for the six months ended June 30, 2001 included $614,000 for consulting and $1,780,000 for systems integration. Interactive Media Solution Area gross profit for the six months ended June 30, 2002 included $725,000 for consulting and $880,000 for systems integration. Interactive Media gross profit for the six months ended June 30, 2001 included $1,081,000 for consulting and $680,000 for systems integration. The period-to-period decreases in consulting cost of sales and gross profit are primarily attributable to a higher level of applications development in the first half of 2001 related to a major applications development project for Carnival. The Interactive Media Solution Area experienced an increase in period-to-period gross profit from systems integration services despite a slight decline in period-to-period revenue. Management attributes the improvement to enhanced operational efficiency and the reduction of incidental project costs such as shipping.

         Technology Infrastructure gross profit decreased $582,000, or 55%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As discussed above, management attributes the decline to the economic downturn throughout 2001 and the early part of 2002, which has curtailed technology spending.

         E-Business gross profit decreased $60,000, or 9%, in the first half of 2002 as compared to the first half of 2001, despite a 15% period-to-period decline in revenue. Management believes the decline in gross profit is also attributable to the negative impact of the economic downturn on demand for technology-based services.

         Gross profit realized on Outsourced Services declined $160,000 from the first half of 2001 to the first half of 2002. Management attributes the decline primarily to the July 2001 cessation of services related to Hogan IBA-based technology.

         Cost of sales for the Company's ancillary services and product sales was $120,000 for the six months ended June 30, 2002, including $119,000 for information system product sales and $1,000 for other services. Cost of sales for ancillary services and product sales was $141,000 for the six months ended June 30, 2001, including $71,000 for information system product sales and $70,000 for other services, related to the cost of pay-per-view movies associated with the operation of interactive television systems. Gross profit on ancillary services and product sales was $101,000 for the six months ended June 30, 2002, including $66,000 for information system product sales and $35,000 for other services. Gross profit for ancillary services and product sales was $332,000 for the six months ended June 30, 2001, including $33,000 from information system product sales and $299,000 in gross profit from other services. The decline in gross profit for other services was due to the inclusion of a large placement fee in the first half of 2001 and the cessation of interactive television transactional services between the periods..

Selling, General & Administrative Expenses

         The Company recorded $2,995,000 in selling, general & administrative expenses during the six months ended June 30, 2002, including $301,000 for depreciation and amortization and $2,694,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $16,209,000 during the six months ended June 30, 2001, including $1,017,000 for depreciation and amortization, $10,748,000 in losses from impairment of assets and $4,444,000 for other selling, general & administrative expenses.

         The most significant factor in the period-to-period decrease in selling, general & administrative expenses was the inclusion of $10,748,000 of losses from impairment of assets in the first half of 2001 related to goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory held by Allin Interactive. See the discussion under the caption Impairment of Assets under Certain Critical Accounting Policies and Estimates and Note 7 - Impairment of Assets - in the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements above for additional information concerning the impairment losses. No losses due to impairment of assets were recorded in the first half of 2002.

         The downturn in the domestic economy experienced beginning late in 2000 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology services. Consequently, since late in the first quarter of 2001, management has moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments. As a result of these actions, the expense associated with personnel resources was substantially lower in the first half of 2002 than that incurred in the first half of 2001. The Company has also realized period-to-period reductions in other expenses such as rent, travel and entertainment and communications costs, as discussed above.

         During the six months ended June 30, 2001, restructuring charges of approximately $118,000 were recorded as a result of the termination of services of two managerial personnel associated with the Company's Technology Infrastructure and E-Business Solution Area services. There were no similar restructuring charges recorded during the first half of 2002.

         The decrease in depreciation and amortization of $716,000, or 70%, is due to the discontinuation of amortization of goodwill and assembled workforces in 2002 and significant levels of fixed assets reaching full depreciation in June and December 2001. During the six months ended June 30, 2001, approximately $566,000 of amortization expense had been recorded related to goodwill and assembled workforces.

Loss from Continuing Operations

         The Company recorded a loss from continuing operations of $37,000 for the six months ended June 30, 2002, as compared to a loss from continuing operations of $12,138,000 for the six months ended June 30, 2001. The substantial improvement resulted primarily from the inclusion of a loss from impairment of assets of $10,748,000 in selling, general & administrative expenses in the first half of 2001 while no comparable loss was recorded in 2002. The Company also realized a period-to-period decrease of $2,466,000 in depreciation and amortization and other selling, general & administrative expenses, the benefit of which was partially offset by a reduction in gross profit from operations of $1,189,000.

Loss from Discontinued Operations

         During the six months ended June 30, 2002, the Company recorded a loss of $5,000 from its discontinued digital imaging operations as compared to a loss of $581,000 during the six months ended June 30, 2001. The loss recognized in the first half of 2001 included an impairment loss of approximately $327,000 related to Allin Digital's inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. Allin Digital also recorded a provision of approximately $28,000 in the first half of 2001 to increase its allowance for doubtful accounts.

Net Loss

         The Company recognized a net loss of $42,000 for the six months ended June 30, 2002 as compared to a net loss of $12,719,000 for the six months ended June 30, 2001. The most significant factors in the profitability improvement were the inclusion of significant losses due to impairment of assets in the first half of 2001 and substantial period-to-period decreases in depreciation and amortization and other selling, general & administrative expenses, as discussed above.

Liquidity and Capital Resources

         At June 30, 2002, the Company had cash and liquid cash equivalents of $3,058,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2001 was an increase of $832,000, which resulted primarily from collection of accounts receivable, partially offset by cash used for reduction of accounts payable, reduction of accrued liabilities, project costs on interactive media systems integration projects and payment of dividends on preferred stock.

         The Company recognized a net loss for the six months ended June 30, 2002 of $42,000. The Company recorded non-cash expenses of $308,000 for depreciation of property and equipment and amortization of intangible assets, resulting in net cash provided of $266,000 related to the income statement. Working capital adjustments resulted in net cash provided of $755,000. The major working capital adjustment resulting in cash provided was a decrease in accounts receivable of $2,127,000. This was substantially offset by working capital adjustments using cash, including decreases in accounts payable, accrued liabilities and billings in excess of costs and estimated gross margins of $1,197,000, $127,000 and $107,000, respectively. The net result of the income statement activity and working capital adjustments was net cash provided of $1,021,000 related to operating activities.

         Investing activities resulted in a net cash use of $13,000 for the six months ended June 30, 2002 for capital expenditures relating to the periodic upgrading of the Company's computer hardware. Financing activities resulted in a net cash use of $176,000 during the six months ended June 30, 2002 for preferred stock dividends.

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

         On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the "S&T Loan Agreement"), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the four succeeding years. The Company and S&T Bank have executed a renewal which extends the expiration date of the S&T Loan Agreement to September 30, 2003. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $806,000. There was no outstanding balance as of June 30, 2002 and there have been no borrowings under the S&T Loan Agreement subsequent to that date. As of August 2, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $636,000.

         Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank's prime interest rate plus one percent. The interest rate in effect as of the beginning of 2002, 5.75%, was unchanged during the first half of the year and has remained unchanged as of August 2, 2002. The interest rate increases or decreases from time to time as S&T Bank's prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during the six months ended June 30, 2002. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

         The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company's Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement and Letter Agreement filed as Exhibits 4.1 and 4.2 to this Report on Form 10-Q. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company's stock, except for dividends payable in the ordinary course of business on the Company's Series D, F and G preferred shares. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company's fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2002. The Company was in compliance with all other covenants as of June 30, 2002 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

         As of June 30, 2002, the Company had outstanding 25,000 shares of the Company's Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,482,000 as of June 30, 2002 and approximately $1,520,000 as of August 13, 2002. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

         As of June 30, 2002, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company's common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 closing price of the common stock on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 2002 and approximately $6,000 as of August 13, 2002. Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

         As of June 30, 2001, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company's common stock until the earlier of May 31, 2004 or the Company's redemption of the Series F preferred shares, if any. Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of June 30, 2002 and approximately $49,000 as of August 13, 2002. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

         On March 14, 2002, Les D. Kent sold all of the 1,000 outstanding shares of the Series F preferred stock, with accrued dividends of approximately $55,000, a note due from the Company, as discussed below, with a principal balance of $1,000,000, approximately $73,000 of accrued interest, and 213,333 shares of the Company's common stock, held by him to Henry Posner, Jr., a beneficial owner of greater than five percent of the Company's common stock both before and after the sale. Prior to the sale, Mr. Kent was also a beneficial owner of greater than five percent of the Company's common stock.

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

         As of June 30, 2002, the Company had outstanding 150 shares of the Company's Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of June 30, 2002 and approximately $14,000 as of August 13, 2002.

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

         The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company's Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of the first month of the following calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of June 30, 2002 and approximately $66,000 as of August 12, 2002.

         Capital expenditures during the six months ended June 30, 2002 were approximately $13,000 and included computer hardware for the Company's periodic upgrading of technology. Management forecasts capital expenditures of approximately $50,000 for 2002, primarily for computer hardware, software and communications equipment for the Company's periodic upgrading of technology. Business conditions and management's plans may change during 2002, so there can be no assurance that the Company's actual amount of capital expenditures will not exceed the planned amount.

         The Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2003. If currently available funds and cash generated by operations were insufficient to satisfy the Company's ongoing cash requirements or if the Company was unable to renew or replace the current credit facility after its expiration in September 2003, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity securities or convertible debt securities would result in additional dilution to the Company's stockholders.

Risk Factors

         Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and future incidents of terrorism or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         General Economic Conditions. Management attributes the decreases in Technology Infrastructure and E-Business revenue to a softening of the demand for technology consulting services due to the downturn in the domestic economy beginning late in 2000. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers' hardware, software and networking equipment, which has compounded the negative impact of the economic downturn on this solution area. A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending improvement to the domestic economic outlook or their financial results. Management believes the economic uncertainty will likely negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the remainder of 2002. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond 2002, which would negatively impact the Company's results of operations and financial condition.

         World Events. Interactive Media consulting and systems integration services accounted for approximately 56% of the Company's revenue for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively, and 51% and 54%, respectively, of the Company's gross profit for these periods. Interactive Media projects also represent a substantial majority of the Company's committed backlog for the remainder of 2002. Interactive Media services are provided predominantly to customers in the cruise industry. Following the terrorist attacks which occurred in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. To date in 2002, passenger occupancy and revenue have partially recovered from these declines. However, should the recent events or any future world events cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company's future results of operations. Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area's ability to obtain additional future business. To the extent that any future incidents of terrorism or other events negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company's future results of operations may also be negatively impacted.

         Supplier Agreement. The Company utilizes end-user component and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. The Company has developed software interfaces and modifications for the On Command components and hardware platforms. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. There can also be no assurance, however, that competitors will not develop systems and products with superior functionality or cost advantages over the Company's products and applications. The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. The Supplier Agreement will expire on March 31, 2003. The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement. The Company expects a new agreement to be completed prior to the expiration of the current agreement. However, there can be no assurance that a new agreement will be entered prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement. Failure to complete a new agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects. The Company's Interactive Media operations could be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.

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

         Historical Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2000, the first half of 2001 and the first quarter of 2002. As of June 30, 2002, the Company had a retained deficit of $45,369,000. Although net income was recognized for the third and fourth quarters of 2001 and the second quarter of 2002, the Company anticipates that net losses may be incurred in future periods. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

         Liquidity Risk. The Company's cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company's operating entities will not result in working capital shortages which may adversely impact the Company's operations. The liquidity risk is mitigated somewhat by the Company's current revolving credit facility, which permits borrowings for general working capital needs. The Company's revolving credit facility expires September 30, 2003. Failure of the Company to renew its existing credit facility beyond September 30, 2003 or replace it with another facility with similar terms may adversely impact the Company's operations in the future.

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

         Decline in Outsourced Services Related to Legacy Technologies. The Company has experienced a substantial decline in demand for Outsourced Services resources for projects related to mainframe systems and specialized Hogan IBA software products for the banking industry. The Company completed its final Hogan IBA-based project in July

2001 and does not anticipate further provision of services related to this legacy technology. In order to preserve its customer relationships that had primarily utilized customer-managed resources, the Company has transitioned its remaining Outsourced Services consultants to a broader array of technology, including services and applications development based on Microsoft, Oracle and Informix technology. Revenue and gross profit derived from Outsourced Services declined steadily during 1999, 2000 and the first half of 2001. The decline is attributable to both industry trends and the Company's marketing focus on solutions-oriented services over that period. Recently, Outsourced Services have stabilized, with similar levels of revenue and gross profit realized in the third and fourth quarters of 2001 and the first and second quarters of 2002. However, management expects Outsourced Services revenue to be realized over the full year 2002 will represent a decline from that realized in 2001. There can be no assurance that the Company will be successful on an ongoing basis in transitioning its Outsourced Services resources to a broader array of technology skills, or that any such initiative will result in the realization of revenue and gross profit from these activities in future periods equal to or greater than current levels.

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

Effect of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 were required to be implemented for any goodwill and intangible assets acquired after June 30, 2001 immediately upon acquisition. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of the new standards was required as of the beginning of fiscal years starting after December 15, 2001. The Company implemented SFAS Nos. 141 and 142 effective as of January 1, 2002. The Company completed required transition testing as of that date and determined that the Company's recognized values for customer list and goodwill were not impaired. The Company also elected to complete the annual testing requirement for 2002 as of the beginning of the fiscal year. Information utilized for transition testing was also utilized for the 2002 annual test with the same conclusion that the recognized values for customer list and goodwill were not impaired. Amortization expense of approximately $566,000 had been recognized in the first six months of 2001 related to goodwill and assembled workforces recorded in connection with the acquisitions of Allin Consulting-California, MEGAbase, Inc. and Allin Consulting-Pennsylvania. An impairment loss recorded in June 2001 reduced recorded balances for goodwill. Following this, amortization expense related to goodwill and assembled workforces of approximately $340,000 would have been recorded in 2002 had the former accounting standards remained in place. Under the new standards, amortization expense related to these assets is no longer recorded effective January 1, 2002.

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

         In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others ("SOP 01-6"). SOP 01-6 eliminates differences in accounting established by certain industry-specific Audit and Accounting Guides previously issued by the AICPA that had primarily related to financial institutions. However, the standards related to trade receivables included in SOP 06-1 are applicable to the Company. SOP 01-6 is effective for fiscal years beginning after December 15, 2001 The Company adopted SOP 01-6 effective January 1, 2002. The Company does not believe SOP 01-6 will have a significant effect on its results of operations and financial position as the standards related to trade receivables primarily specify disclosure requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

         The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II

Item 3.  Defaults Upon Senior Securities

         To date, the Company has paid all dividends required and legally permissible under the terms of each of the Certificates of Designation governing the Company's Series C, D, F and G preferred stock. Significant arrearages of dividends have accrued on certain of these series, as discussed following, because dividends accrued to date or for certain periods of time are not required to be paid until a future date or until redemption of the preferred stock, if any. Each of the Certificates of Designation prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. The order of liquidation preference of the Company's outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company's Series D, F and G preferred stock.

         As of June 30, 2002, the Company had outstanding 25,000 shares of the Company's Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,482,000 as of June 30, 2002 and approximately $1,520,000 as of August 13, 2002. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company's current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time.

         As of June 30, 2002, the Company had outstanding 2,750 shares of the Company's Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 2002 and approximately $6,000 as of August 13, 2002. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003.

         As of June 30, 2002, the Company had outstanding 1,000 shares of the Company's Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of June 30, 2002 and approximately $49,000 as of August 13, 2002. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time.

         As of June 30, 2002, the Company had outstanding 150 shares of the Company's Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of June 30, 2002 and approximately $14,000 as of August 13, 2002.

There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Stockholders of the Company was held on Thursday, May 16 2002.

         (b)   Not applicable.

         (c) The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

                    (1) Election of Directors for one year terms to hold office until the next Annual Meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

                              Nominee               Votes        Votes         Votes           Votes
                                                     For        Against     Abstaining        Withheld
                        Richard W. Talarico       6,559,532            0              0            12,002
                        Brian K. Blair            6,559,732            0              0            11,802
                        Anthony L. Bucci          6,559,632            0              0            11,902
                        William C. Kavan          6,559,832            0              0            11,702
                        James S. Kelly, Jr.       6,559,832            0              0            11,702
                        Anthony C. Vickers        6,559,832            0              0            11,702

                    (2) Ratification of the Board of Directors' selection of Hill, Barth & King LLC to serve as the independent public accountants to examine the financial statements of the Company and its subsidiaries for the year ending December 31, 2002. Votes cast were 6,562,514 for ratification, 6,100 against ratification, and 2,920 abstaining.

                    There were a total of 6,967,339 shares of the Company's common stock and 150 shares of the Company's Series G preferred stock (having voting rights equivalent to a total of 794,250 shares of common stock) eligible to vote at the Annual Meeting.

         (d)   Not applicable.

Item 5.  Other Information

               On May 16, 2002, the Company's Board of Directors appointed Richard W. Talarico as President of the Company. Mr. Talarico will also continue to serve as Chairman of the Board of Directors and Chief Executive Officer of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

Exhibit
Number                       Description of Exhibit

4.1 Change in Terms Agreement dated as of July 19, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association

4.2 Letter Agreement dated as of July 24, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association

11             Computation of Earnings per Share

99 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

                                     ALLIN CORPORATION
                                     (Registrant)

Date: August 13, 2002                By:  /s/ Richard W. Talarico
                                          -------------------------
                                          Richard W. Talarico
                                          Chairman and Chief Executive Officer

Date: August 13, 2002                By:  /s/ Dean C. Praskach
                                          ----------------------
                                          Dean C. Praskach
                                          Chief Financial Officer and Chief
                                          Accounting Officer

Allin Corporation
Form 10-Q
June 30, 2002
Exhibit Index



Exhibit
Number               Description of Exhibit

4.1 Change in Terms Agreement dated as of July 19, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association

4.2 Letter Agreement dated as of July 24, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association

11          Computation of Earnings per Share

99          Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002