Form 10-Q
period 2002-09-30
ALLIN CORP
filed 2002-11-13
CIK 1020391

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-21395

ALLIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-1795265
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

381 Mansfield Avenue, Suite 400
Pittsburgh, Pennsylvania 15220-2751
(Address of principal executive offices, including zip code)

(412) 928-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes                ☐  No

Shares Outstanding of the Registrant’s Common Stock

As of October 25, 2002

Common Stock, 6,967,339 Shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I— Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I—Financial Information

Item 1.    Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,226	$2,490
Accounts receivable, net of allowance for doubtful accounts of $124 and $93	3,359	2,019
Unbilled receivable	211	283
Inventory	75	24
Prepaid expenses	196	163
Assets held for sale	8	—

Total current assets	6,075	4,979
Property and equipment, at cost:
Leasehold improvements	471	471
Furniture and equipment	2,964	2,997

	3,435	3,468
Less—accumulated depreciation	(2,953)	(3,258)

	482	210
Goodwill, net of accumulated amortization of $3,502 and $3,742	712	817
Other assets, net of accumulated amoritization of $912 and $801	1,789	1,555

Total assets	9,058	7,561

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	December 31, 2002	September 30, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,329	$1,152
Accrued liabilities:
Compensation and payroll taxes	298	269
Current portion of dividends on preferred stock	76	76
Other	307	253
Billings in excess of costs and estimated gross margins	212	134
Deferred revenue	53	11

Total current liabilities	3,275	1,895

Non-current portion of dividends on preferred stock	1,369	1,603
Non-current portion of notes payable	1,000	1,000
Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,028	1,038
Common stock, par value $.01 per share—authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	41,002	40,493
Warrants	1,017	1,017
Treasury stock at cost, 8,167 common shares	(27)	(27)
Retained deficit	(45,328)	(45,180)

Total shareholders’ equity	3,414	3,063

Total liabilities and shareholders’ equity	$9,058	$7,561

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
    (Unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
Revenue:
Solution area consulting services	$2,091	$1,740	$6,730	$4,728
Solution area integration services	1,714	1,106	4,174	3,469
Outsourced services	304	224	1,633	904
Ancillary services	126	30	495	65
Ancillary product sales	80	151	184	337

Total revenue	4,315	3,251	13,216	9,503
Cost of sales	2,359	1,652	7,105	4,938

Gross profit	1,956	1,599	6,111	4,565
Selling, general & administrative expenses:
Depreciation and amortization	278	125	1,296	425
Loss from impairment of assets	—	—	10,748	—
Other selling, general & administrative expenses	1,403	1,265	5,846	3,960

Total selling, general & administrative expenses	1,681	1,390	17,890	4,385

Income (loss) from operations	275	209	(11,779)	180
Interest expense, net	19	9	104	18

Income (loss) from continuing operations	256	200	(11,883)	162
Loss from discontinued operations	85	11	665	15

Net income (loss)	171	189	(12,548)	147
Accretion and dividends on preferred stock	167	173	491	509

Net income (loss) attributable to common shareholders	$4	$16	$(13,039)	$(362)

Earnings (loss) per common share from continuing
operations attributable to common shareholders—
basic and diluted	$0.01	$0.00	$(1.78)	$(0.05)

Loss per common share from discontinued
operations—basic and diluted	$(0.01)	$0.00	$(0.09)	$0.00

Net loss per common share attributable to common
shareholders—basic and diluted	$0.00	$0.00	$(1.87)	$(0.05)

Weighted average shares outstanding—basic and diluted	6,967,339	6,967,339	6,966,036	6,967,339

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net (loss) income	$(12,548)	147
Adjustments to reconcile net (loss) income to net cash flows provided by (used for) operating activities:
Depreciation and amortization	1,333	434
Loss from impairment of assets	11,059	—
Loss from abandonment or sale of assets	24	—
Changes in certain assets and liabilities:
Accounts receivable	847	1,340
Unbilled receivable	(420)	(72)
Inventory	458	51
Prepaid expenses	112	34
Assets held for sale	39	8
Other assets	17	—
Accounts payable	(820)	(1,177)
Accrued liabilities	(545)	(82)
Billings in excess of costs and estimated gross margins	2,125	(78)
Income taxes payable	(1)	—
Deferred revenues	(11)	(42)

Net cash flows provided by operating activities	1,669	563

Cash flows from investing activities:
Proceeds from sale of assets	2	—
Additional purchase consideration for acquisition of subsidiary	(60)	—
Capital expenditures	(78)	(33)

Net cash flows used for investing activities	(136)	(33)

Cash flows from financing activities:
Net repayment on lines of credit	(2,155)	—
Payment of dividends on preferred stock	(236)	(266)
Repayment of capital lease obligations	(2)	—

Net cash flows used for financing activities	(2,393)	(266)

Net change in cash and cash equivalents	(860)	264
Cash and cash equivalents, beginning of period	2,330	2,226
Cash and cash equivalents, end of period	1,470	2,490

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 2001 and 2002 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2000 and 2001, contained in Allin Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is the sole shareholder of all of its subsidiaries. It is the Company’s policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

Discontinued Operations

During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. (“Allin Digital”). Accordingly, the results of operations for Allin Digital for the periods presented in the Company’s Consolidated Statements of Operations have been reclassified to loss from discontinued operations, which is presented after income or loss from continuing operations. Also, the information related to the Company’s revenue and gross profit included in Note 5 – Industry Segment Information—excludes the discontinued operations.

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

Revenue and Cost of Sales Recognition

Allin Interactive Corporation’s (“Allin Interactive”) recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, Allin Interactive recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. Interactive television transactional revenue and associated cost of sales were recognized as the services were performed prior to cessation of these activities in December 2001. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in “Solution area integration services”, consulting revenue is included in “Solution area consulting services”, product sales are included in “Ancillary product sales.” and interactive television transactional revenue is included in “Ancillary services.”

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Allin Corporation of California (“Allin Consulting-California”) and Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) charge consulting fees for their Technology Infrastructure and E-Business Solution Area services. Allin Consulting-Pennsylvania also charges consulting fees for outsourced services. The majority of engagements are billed on an hourly basis, with revenue and related cost of sales recognized as services are performed. Engagements are also performed on a fixed-price basis, with revenue and cost of sales recognized on the percentage of completion method based on the proportion of labor expended through the end of the period to expected total project labor. Revenue from Technology Infrastructure and E-Business Solution Area services is included in “Solution area consulting services” on the accompanying Consolidated Statements of Operations.

Allin Network Products, Inc. (“Allin Network”) recognizes revenue and associated cost from the sale of products at the time the products are shipped. Allin Network also performs computer network monitoring and consulting services for fixed monthly fees. Revenue is recognized when the period of service for the fixed monthly fee elapses and associated cost of sales is recognized as services are performed. Revenue from product sales is included in “Ancillary product sales” and revenue from monitoring and consulting services is included in “Solution area consulting services” on the accompanying Consolidated Statements of Operations.

Allin Interactive and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped. Associated shipping costs are recorded as cost of sales.

During the three months ended September 30, 2002, two significant customers accounted for approximately 46% and 11%, respectively, of the revenue recognized by the Company. During the nine months ended September 30, 2002, three significant customers accounted for approximately 27%, 19% and 13%, respectively, of the revenue recognized by the Company. The segments included in the revenue associated with these customers were Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales and Other Services.

Earnings Per Share

Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share (“SFAS No. 128”). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company’s outstanding stock options and warrants and the Company’s Series D, F and G convertible redeemable preferred stock could all be considered dilutive securities under SFAS No. 128.

The Company recognized net income attributable to shareholders in the three-month periods ended September 30, 2001 and 2002. However, the reclassification of dividends required for inclusion of the Company’s Series D, F and G preferred stock in the calculation of diluted EPS would result in an anti-dilutive effect. Accordingly, these securities have not been included in the calculation of diluted EPS for those periods. The Company recognized net losses attributable to common shareholders in the nine-month periods ended September 30, 2001 and 2002. Therefore, the convertible preferred stock has not been included in the calculation of diluted EPS for those periods, as the effect would also be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect was not anti-dilutive, were 5,555,607 for the three-month periods ended September 30, 2001 and 2002 and the nine-month period ended September 30, 2002, and 2,559,128 for the nine-month period ended September 30, 2001.

No stock options or warrants to purchase shares would have been considered in the calculation of diluted EPS in the three-month periods ended September 30, 2001 and 2002, or the nine-month period ended September 30, 2001 since the average market prices of the Company’s common stock during these periods did not exceed the exercise prices of options and warrants outstanding during the periods. A total of 25,000 options to purchase common shares would have been considered in the calculation of diluted EPS, if the effect was not anti-dilutive, in the nine-month period ended September 30, 2002 since the average market price of the Company’s common stock during this period exceeded the exercise price of the 25,000 options. The average market price of the Company’s common stock during this period did not exceed the exercise prices of all other options and warrants outstanding during the period.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2001, 797,650 options to purchase common shares were outstanding for which the option exercise prices exceeded the average market price of the common shares for the three- and nine-month periods then ended. As of September 30, 2002, 805,610 and 780,610 options to purchase common shares were outstanding for which the option exercise prices exceeded the average market price of the common shares for the three- and nine-month periods then ended, respectively. In all periods, a total of 1,504,197 warrants to purchase common shares were outstanding for which the warrant exercise prices exceeded the average market price of the common shares.

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful. As of September 30, 2002, two significant customers accounted for 48% and 11%, respectively, of the Company’s accounts receivable.

Inventory

Inventory, consisting principally of interactive television equipment, computer hardware, software and digital photography equipment, is stated at the lower of cost (determined on the average cost method) or market.

Business Combinations, Goodwill and Intangible Assets

The Company implemented Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets are reviewed annually for potential impairment, or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have definite lives are amortized over their useful lives. Goodwill and separable intangible assets with indefinite lives are no longer amortized. Transition testing and annual testing for 2002 did not indicate impairment of the recorded values of the Company’s intangible assets, goodwill and customer list.

Billings in Excess of Costs and Estimated Gross Margins

Billings in excess of costs and estimated gross margins consists of amounts billed for Allin Interactive’s labor and equipment-based projects recognized on a percentage of completion or proportional performance basis but not yet recognized as revenue, net of any unbilled receivables and costs not yet recognized as cost of sales and estimated gross margins associated with these projects.

Deferred Revenue

Deferred revenue is recorded for amounts billed or received for which services will be performed in future periods. Such amounts are recognized as revenue when services are performed. As of September 30, 2001 and 2002, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Financial Instruments

As of September 30, 2002, the Company’s Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The note payable is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes interest payments in accordance with the terms of the note. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Reclassification

Certain reclassifications have been made to the December 31, 2001 balance sheet to conform to the current quarter’s presentation.

Supplemental Disclosure Of Cash Flow Information

There were no cash payments for income taxes during the three-month period ended September 30, 2001. Cash payments for income taxes were less than $1,000 during the three-month period ended September 30, 2002. Cash payments for interest were approximately $22,000 and $19,000 during the three months ended September 30, 2001 and 2002, respectively. Cash payments for dividends were approximately $89,000 during each of the three-month periods ended September 30, 2001 and 2002. Dividends on preferred stock of approximately $150,000 and $156,000 were accrued but unpaid during the three months ended September 30, 2001 and 2002, respectively.

Cash payments for income taxes were approximately $3,000 during the nine-month period ended September 30, 2001. Cash payments for income taxes were less than $1,000 during the nine-month period ended September 30, 2002. Cash payments for interest were approximately $113,000 and $56,000 during the nine months ended September 30, 2001 and 2002, respectively. Cash payments for dividends were approximately $236,000 and $266,000 during the nine months ended September 30, 2001 and 2002, respectively. Dividends on preferred stock of approximately $291,000 and $309,000 were accrued but unpaid during the nine months ended September 30, 2001 and 2002, respectively.

2.	Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of September 30, 2002, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3.	Equity Transactions

During the three months ended September 30, 2002, vested options to purchase 1,200, 960 and 2,240 shares of common stock previously awarded under the Company’s 1996, 1997 and 1998 Stock Plans, respectively, were forfeited under the terms of the Plans. During this period, non-vested options to purchase 240 and 1,320 shares of common stock previously awarded under the Company’s 1997 and 1998 Stock Plans, respectively, were also forfeited under the terms of the Plans. There were no forfeitures of options during this period under the terms of the Company’s 2000 Stock Plan. There were no grants of options to purchase common stock under any of the Company’s stock plans during the three months ended September 30, 2002. Options granted under the 1996, 1997, 1998 and 2000 Stock Plans to purchase 203,600, 222,850, 242,160 and 137,000 shares, respectively, of common stock remain outstanding as of September 30, 2002.

4.    Revolving Credit Loan

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for four annual periods. The current expiration date of the revolving credit loan is September 30, 2003. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2002, maximum borrowing availability under the revolving credit loan was approximately $1,315,000. There was no outstanding balance as of September 30, 2002. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. As of September 30, 2002, the rate of interest on any outstanding borrowings under the revolving credit loan would have been 5.75%. There were no changes to the interest rate in the first nine months of 2002.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2002 and was also in compliance with all other covenants as of September 30, 2002.

5.    Industry Segment Information

Basis for Determining Segments

The Company follows Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as the basis for determining its segments. SFAS No. 131 requires use of a model for segment reporting called the “management approach”. The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance. Segments reported fall under two groups, Solution Area Services and Ancillary Services & Product Sales.

The Company’s operations and management’s evaluations are primarily oriented around three solution areas meeting customer needs for interactive media and Microsoft-based technology services: Interactive Media, Technology Infrastructure and E-Business. Solution area services comprise the substantial majority of the Company’s current activities and are most closely associated with its strategic focus. Grouping the solution area services in segment reporting emphasizes their commonality of purpose in meeting the core marketing strategy of the Company. The reportable segments reflect aggregated solution area activity across the Company’s subsidiaries due to the similarity in nature of services, processes, types of customers and distribution methods for the solution areas. Segments grouped as Solution Area Services include Interactive Media Consulting, Interactive Media Systems Integration, Technology Infrastructure Consulting, E-Business Consulting and Outsourced Services.

Prior to June 30, 2002, Outsourced Services was included in segment reporting as Legacy Technology Consulting. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications. Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies has declined significantly over the last three years. During 2002, in order to preserve customer relationships that had primarily utilized customer-managed resources, the Company transitioned the resources dedicated to Outsourced Services to a broader technical focus that includes technology and application development based on Microsoft, Oracle and Informix software and products. The change in segment name to Outsourced Services is intended to reflect the broader array of technology skills now utilized in outsourced engagements. The Company’s Outsourced Services operations are grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

Ancillary Services & Product Sales includes activities which are ancillary to or outside of the Company’s current strategic focus. Segments grouped as Ancillary Services & Product Sales include Information System Product Sales and Other Services. In connection with its solutions-oriented services, clients will occasionally request that the

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and supplies. The Company also occasionally performs ancillary services resulting in revenue such as website hosting or placement fees. Until December 2001, the Company also operated two interactive television systems as a result of a discontinued operating model. Information related to these operations for the three and nine months ended September 30, 2001 or as of September 30, 2001, which had been reported as the segment Interactive Television Transactional Services in 2001, is reflected as part of Other Services in all periods presented.

During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital. Accordingly, information presented related to the Company’s revenue and gross profit excludes the discontinued operations. Information about assets related to Allin Digital’s operations is captioned Discontinued Operations-Digital Imaging.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002

Solution Area Services:
Interactive Media Consulting	$859	$674	$2,556	$1,800
Interactive Media Systems Integration	1,714	1,106	4,174	3,469
Technology Infrastructure Consulting	511	491	2,252	1,331
E-Business Consulting	721	575	1,922	1,597
Outsourced Services	304	224	1,633	904

Total Solution Area Services	$4,109	$3,070	$12,537	$9,101
Ancillary Services & Product Sales:
Information System Product Sales	$80	$151	$184	$337
Other Services	126	30	495	65

Total Ancillary Services & Product Sales	$206	$181	$679	$402

Consolidated Revenue from External Customers	$4,315	$3,251	$13,216	$9,503

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Certain of the Company’s segments also perform services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities is as follows:

	Revenue from Related Entities
(Dollars in thousands)	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002

Solution Area Services	$—	$—	$1	$20
Ancillary Services & Product Sales	10	7	44	10

Total Revenue from Related Entities	$10	$7	$45	$30

Gross Profit

Gross profit is the segment profitability measure that the Company’s management believes is determined in accordance with the measurement principles most consistent with those used in measuring the corresponding amounts in the Company’s consolidated financial statements. Revenue and cost of sales for services performed for related entities are eliminated in calculating gross profit. Information on gross profit is as follows:

	Gross Profit
(Dollars in thousands)	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002

Solution Area Services:
Interactive Media Consulting	$497	$466	$1,578	$1,190
Interactive Media Systems Integration	514	409	1,194	1,289
Technology Infrastructure Consulting	301	266	1,363	746
E-Business Consulting	416	314	1,074	912
Outsourced Services	78	50	421	233

Total Solution Area Services	$1,806	$1,505	$5,630	$4,370

Ancillary Services & Product Sales:
Information System Product Sales	$32	$64	$64	$130
Other Services	118	30	417	65

Total Ancillary Services & Product Sales	$150	$94	$481	$195

Consolidated Gross Profit	$1,956	$1,599	$6,111	$4,565

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
As of September 30	2001	2002
Solution Area Services:
Interactive Media Consulting	$1,037	$588
Interactive Media Systems Integration	2,129	1,006
Technology Infrastructure Consulting	1,674	1,377
E-Business Consulting	1,018	1,072
Outsourced Services	1,760	1,174

Total Solution Area Services	$7,618	$5,217

Ancillary Services & Product Sales:
Information System Product Sales	$102	$115
Other Services	225	84

Total Ancillary Services & Product Sales	$327	$199

Corporate	1,133	2,125
Discontinued Operations – Digital Imaging	309	20

Consolidated Total Assets	$9,387	$7,561

6.    Impairment of Assets

The operations of Allin Consulting-Pennsylvania and Allin Consulting-California were acquired by the Company in August 1998 and November 1996, respectively. These subsidiaries represent a significant portion of the Company’s solution area consulting operations, including virtually all of the Technology Infrastructure Consulting, E-Business Consulting and Outsourced Services segment revenue and gross profit. The acquired businesses provided consulting services and were not capital-intensive businesses. Consequently, significant portions of the acquisition prices were attributed to intangible assets, including client lists, assembled workforces and goodwill. In 1999 and 2000, the Company’s strategic focus was on developing solutions-oriented consulting revenue, including revenue derived from the activities of its Technology Infrastructure and E-Business Solution Areas. During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas. Based on this growth history and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, in late 2000 the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. At that time, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. However, the downturn in the domestic economy, which began late in 2000, significantly lowered technology-based spending in the United States, negatively impacting the demand for technology consulting services. Industry analysis as of mid-2001 indicated that any increase in the demand for technology consulting services was not likely to occur until 2002 at the earliest. During the second quarter of 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new projections for Allin Consulting-Pennsylvania and Allin Consulting-California. These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

The negative impact of the economic downturn on Allin Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in solutions-oriented Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of outsourced services related to certain legacy technologies. Solutions-oriented consulting had grown in significance and outsourced services lessened in

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

significance for Allin Consulting-Pennsylvania from its acquisition in August 1998 to mid-2001. Solutions-oriented revenue typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results. Also, the significant impact of the economic downturn on technology consulting indicated a likelihood of additional risk due to economic cycles. Consequently, the period over which expected cash flows were projected was shortened to ten years beyond 2001. The original expected useful lives for goodwill and customer list had been thirty and fourteen years, respectively. The Company’s forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of outsourced services was then expected to continue to decline throughout this period. The Company estimated that growth rates for revenue and gross profit would increase after 2003. Based on the Company’s revised projections, a loss due to impairment of approximately $9,530,000 was recorded in the second quarter of 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations during that period. The remaining amortization periods for customer list and goodwill were adjusted prospectively to equal the period of the Company’s projection. Due to the implementation of SFAS Nos. 141 and 142 on January 1, 2002, goodwill is no longer amortized in 2002.

The economic downturn also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California. The Company’s expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services. Due to the economic downturn, during 2001, the Company was unable to sustain revenue growth that had been realized late in 2000. Prior to recording the impairment loss, approximately 92% of the net unamortized value of Allin Consulting-California’s intangible assets related to goodwill associated with its acquisition in November 1996. The original useful life was seven years. Consequently, the projection for cash flows related to goodwill from the 1996 acquisition was based on the remaining useful life, with low expectations for revenue and gross profit growth due to the likelihood that the negative impact of the economic downturn would persist through a substantial portion of the remaining useful life. Based on the Company’s revised projections, a loss due to impairment of approximately $1,097,000 was recorded in the second quarter of 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-California. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations during that period.

Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model. The equipment had been removed from ships on which operations under this model were discontinued in 1997 and 1998. The inventory values had been based on estimated salvage values after the equipment was removed from the ships. Allin Interactive continued to own and operate other ship-based systems utilizing similar equipment and, from 1999 to 2001, sold the remaining systems to two cruise lines. During this time period, Allin Interactive sought to sell its inventory to these cruise lines for spare parts for the systems that continued to be operated. While a portion of the inventory was sold to these parties, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant quantities of the inventoried equipment. The Company therefore believed the estimated fair value of the remaining inventory was less than the value recorded for the inventory. A loss due to impairment of approximately $121,000 was recorded in the second quarter of 2001 to adjust the recorded value of Allin Interactive’s inventory to the revised estimate of fair value. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations during that period.

Independent Accountants’ Report

To the Shareholders of
Allin Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and Subsidiaries as of September 30, 2002, the related consolidated statements of operations for the three and nine months ended September 30, 2002, and the consolidated statement of cash flows for the nine months ended September 30, 2002. These financial statements are the responsibility of the Company’s management.

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

The consolidated balance sheet for the year ended December 31, 2001 was audited by other auditors whose report, dated February 8, 2002, expressed an unqualified opinion on that statement. The consolidated statements of operations for the three and nine months ended September 30, 2001 and the consolidated statement of cash flow for the nine months ended September 30, 2001 were reviewed by other accountants whose report dated October 23, 2001, indicated they were not aware of any material modification that needed to be made for these statements to be in conformity with U.S. generally accepted accounting principles.

/S/    HILL, BARTH & KING LLC

October 31, 2002

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the three- and nine-month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements in this Report on Form 10-Q and the information discussed herein under “Risk Factors”. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “estimates,” “expects,” “anticipates,” “believes,” “intends,” “will” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, public market and trading issues, uncertainty as to the Company’s future profitability, fluctuations in operating results, the Company’s history of net losses and accumulated deficit, liquidity, and risks associated with general economic conditions, world events, the decline in demand for outsourced services related to legacy technologies, dependence on key personnel, competitive market conditions in the Company’s existing and potential future lines of business, rapidly changing technology, risks of technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Overview of Organization, Products & Markets

The Company is a leading provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services. The Company specializes in solutions based on interactive media and technology from Microsoft Corporation (“Microsoft”). The Company’s operations center on three solution areas: Interactive Media, Technology Infrastructure and E-Business. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California.

The Company has been a recipient of Pittsburgh Technology 50 awards annually from 1998 through 2002. The award recognizes demonstrated growth and advancement in product or sales success, financial strength, corporate citizenship, job growth and retention and innovative products or technology. The Company was also a recipient of the Deloitte & Touche Technology Fast 500 award in 2001.

The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of September 30, 2002, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), formed in June 1994, Allin Corporation of California (“Allin Consulting-California”), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), acquired by the Company in August 1998, and Allin Network Products, Inc. (“Allin Network”), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania also performs outsourced technology-based services. Allin Holdings Corporation (“Allin Holdings”), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. (“Allin Digital”), which was formed in August 1996. Allin Digital ceased performing services for customers in the second quarter of 2002. Wrap-up of residual matters related to Allin Digital continues. Information for the three- and nine-month periods ended September 30, 2001 and 2002 reflects the results of Allin Digital’s operations as loss from discontinued operations. Allin Interactive, Allin Holdings and Allin Digital are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-

Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

The Interactive Media Solution Area focuses on the Company’s expertise in interactive media applications by providing interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Interactive Media enables customers to convert manual and analog processes into interactive digital solutions. Management believes that interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency distribution systems to end-user monitors or televisions. The interactive television system architecture features a centralized head-end that interfaces with the customer’s other information systems. The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and MPEG content. Interactive Media’s customers have historically been concentrated in the cruise industry. Interactive Media operational and marketing personnel have extensive experience in the cruise industry. Among the applications developed for, and utilized by, customers are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content. Interactive Media’s long-term customers include some of the world’s largest cruise lines, Carnival Corporation (“Carnival”) and Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate Celebrity Cruises (“Celebrity”). In October 2002, Allin Interactive entered an agreement with Costa Crociere S.p.A. (“Costa”) for the installation of interactive television systems on four Costa ships in 2003 and 2004. Costa is affiliated with Carnival. Committed services for cruise line customers represented a majority of the Company’s backlog of business as of September 30, 2002. During October and November 2002, Interactive Media added in excess of $8.0 million of backlog for eight shipboard interactive television systems for Carnival, Costa and Royal Caribbean. Barring unexpected schedule changes beyond the Company’s control, management expects approximately 76% of this revenue to be earned in 2003 with the remaining 24% to be earned in 2004. Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.

The Technology Infrastructure Solution Area focuses on customers’ network and application architecture, messaging and collaboration systems and security issues. Network and application architecture deals with network design, local and remote access, Internet connectivity and the implementation of network operating systems including protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Effective messaging systems are collaboration tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Security solutions provide combinations of firewalls, virus protection and intrusion detection to protect Web servers, e-mail servers and other network components. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers.

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

The Technology Infrastructure and E-Business Solution Areas focus on developing Microsoft-based technology solutions for customers in horizontal markets, meaning organizations across a broad array of industries. The Company’s current target market for these solution areas is mid-market to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue ranging from

$250 million to $1 billion afford the Company the best opportunities to offer solutions creating value for the customers and to foster the development of long-term business relationships. Management believes mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Technology Infrastructure and E-Business consulting services are provided from the Company’s Northern California and Pittsburgh offices.

The Company’s solution area-based organizational structure is designed to complement the customer-oriented focus of the Company’s marketing strategy. Solution area sales and operational personnel must understand a customer’s business issues to provide a solution customized to meet the customer’s particular needs. The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. Management believes that the customer-oriented focus that is the fundamental principal of its marketing strategy is firmly established throughout the Company.

The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these are the operating relationships with On Command Corporation (“On Command”) and Microsoft. On Command’s end-user components and computer hardware platforms and configurations are utilized by the Company for its interactive television systems integration projects. On Command is one of the world’s largest providers of interactive television services to the lodging industry. Through extensive research and development efforts, On Command has developed specifications and configurations for computer hardware and end-user components that facilitate efficient and reliable interactive television operations. The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. The Supplier Agreement will expire on December 31, 2003. The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement. The Company expects a new agreement to be completed prior to the expiration of the current agreement. However, there can be no assurance that a new agreement will be entered into prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement. Failure to replace the existing agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects. The Company’s Interactive Media operations could be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.

Both of the Company’s Allin Consulting subsidiaries and Allin Interactive are certified as Microsoft Solutions Provider Partners. During 2001, both of the Allin Consulting subsidiaries were also designated as Microsoft Gold Certified Partners in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Allin Consulting-Pennsylvania was the first partner in the Pittsburgh area awarded gold status. The Company is also a member of Microsoft’s Technical Infrastructure and Business Intelligence Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft’s channel-based strategy for delivering customer solutions and services. The Company’s role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. In 2002, Allin Consulting-California was named to the Northern California .NET Blitz team which is a select group of partners that give custom workshops on behalf of Microsoft to extend .NET awareness and encourage development on the Microsoft .NET platform. During 2001, Allin Consulting-Pennsylvania was named to the Microsoft Project Partner Program for demonstrated capabilities in developing and deploying project management solutions. The Company intends to continue its specialization in Microsoft-based technology products.

The Company has developed a solutions framework, the Allin Solutions Framework, for guiding the planning and conduct of solutions-oriented projects. The Allin Solutions Framework also assists customers in aligning their business and technology objectives thereby maximizing the effectiveness of the recommended solutions. The Allin Solutions Framework allows solution planning to draw upon a knowledge base of resources developed through past projects. It also provides a solution development discipline focused on team and process models used for organizing effective project teams and managing project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling results-oriented projects based on scope, schedule and resources. The adaptable process includes four phases:

•
The Solution Vision phase delivers a Vision document that articulates the ultimate goals for the solution and provides clear direction to measure success as well as defining the scope of the solution and the boundaries of the project. The Solution Vision includes a risk/return assessment and a project plan for the remaining phases.

•
The Solution Design phase culminates in the delivery and acceptance of the design specifications, including functional specifications, system design and quality assurance considerations, test plan and the project plan and schedule for solution development.

•	The Solution Development phase culminates in the initial delivery of a functionally complete solution, ready for pilot usage.
•
The Solution Deployment phase begins with a pilot and culminates in the production release of the installed system, training and documentation, and conversion of, or integration with, existing systems.

The Company’s Interactive Media, Technology Infrastructure and E-Business Media Solution Areas deliver solutions-oriented consulting services that are either Allin-managed or co-managed with the customer. With the Allin-managed delivery method, solution area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods. These solutions-oriented services are viewed by management as being the most consistent with the Company’s marketing strategy and offering the potential for higher billing rates and margins due to the Company’s performance of high level managerial tasks.

The Company’s Outsourced Services operations provide resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. Outsourced Services was identified as Legacy Technology Consulting in financial reports of the Company prior to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2002. Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications. Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies declined significantly from 1999 through 2001. During 2002, in order to better preserve customer relationships that had primarily used customer-managed resources, the Company transitioned the technical resources dedicated to Outsourced Services to a broader array of technology, including services and application development based on Microsoft, Oracle and Informix software and products. The change in segment name to Outsourced Services is intended to reflect the broader array of technology skills now utilized on outsourced engagements. Management believes the broader array of technology skills now offered by Outsourced Services will slow the rate of decline in Outsourced Services revenue experienced by the Company from 1999 to 2001. However, management expects Outsourced Services revenue to be realized over the full year 2002 will represent a decline from that realized in 2001 and that Outsourced Services revenue will likely continue to decline in 2003. Outsourced Services is grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

The Company also provides certain ancillary services and information system product sales, which are those revenue producing activities that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company’s overall strategic objectives and marketing plans. In connection with its solutions-oriented services, customers will occasionally request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and supplies. The Company also occasionally performs ancillary services resulting in revenue such as website hosting or placement fees. Until December 2001, the Company also operated two interactive television systems as a result of a discontinued operating model.

Certain Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in Item 8—Financial Statements and Supplementary Data in the Company’s Report on Form 10-K for the year ended December 31, 2001 and Note 1 in the Notes to Consolidated Financial Statements included in Part I, Item 1—Financial Statements in this Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ materially from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

Revenue and Cost of Sales Recognition. The Company’s recognition method for revenue and cost of sales for the Interactive Media Solution Area’s systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion, if significant software modification is required, or proportional performance. Software modification is typically involved with these projects, including loading of proprietary applications developed by the Company for the customer, so the percentage of completion method is normally used for these significant projects. The Company utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For systems integration projects of this type, management must estimate expected total labor hours and costs and expected total non-labor costs at the beginning of the project. Management reviews the status of projects monthly, including labor and other costs incurred to date and expected for completion of the project, project timing, and any issues impacting project performance. Any changes to expected labor hours or expected costs for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. For consulting engagements performed by Allin Interactive, Allin-Consulting-California and Allin Consulting-Pennsylvania on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Management must estimate expected labor for project completion at the beginning of each project. Fixed price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. Revenue recognized on the percentage of completion or proportional performance bases was approximately 52% and 51% of the Company’s total revenue for the three-month periods ended September 30, 2001 and 2002, respectively, and approximately 40% and 47% of the Company’s total revenue for the nine-month periods ended September 30, 2001 and 2002, respectively. Usage of the percentage of completion or proportional performance methods can result in unwarranted acceleration of or delay in recognition of revenue and cost of sales if management’s estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in revenue and cost of sales recognition based on the latest available information. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled revenue, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company’s Consolidated Balance Sheets.

Impairment of Assets. During June 2001, the Company recorded significant losses for impairment of assets totaling $10,748,000. The calculation of the losses, as well as the timing of their recording, resulted from management’s judgments and estimates. Significant portions of the acquisition prices for Allin Consulting-Pennsylvania and Allin Consulting-California, which were acquired by the Company in August 1998 and November 1996, respectively, were attributed to intangible assets, including client lists, assembled workforces and goodwill. Based on the growth in Technology Infrastructure and E-Business revenue experienced in 1999 and 2000 and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, in late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. At that time, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California. However, the downturn in the domestic economy, which began late in 2000, significantly lowered technology-based spending in the United States, negatively impacting the demand for technology consulting services. Industry analysis as of mid-2001 indicated that any increase in the demand for technology consulting services was not likely to occur until 2002 at the earliest. During June 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new projections for Allin Consulting-Pennsylvania and Allin Consulting-California. These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

The negative impact of the economic downturn on Allin Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of outsourced services provided related to certain legacy technologies. Solutions-oriented Technology Infrastructure and E-Business consulting had grown in significance and outsourced services lessened in significance for Allin Consulting-Pennsylvania from its acquisition in August 1998 until the end of 2000. Solutions-oriented revenue typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results. Also, the significant impact of the economic downturn on technology consulting indicated a likelihood of additional risk due to economic cycles. Consequently, the period over which expected cash flows were projected was shortened to ten years beyond 2001. The original expected useful life for goodwill and customer list had been thirty and fourteen years, respectively. The Company’s forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of outsourced services was then expected to continue to decline throughout this period. At that time, the Company estimated that growth rates for revenue and gross profit would increase after 2003. Based on the Company’s revised projections, a loss due to impairment of approximately $9,530,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations during that period. The remaining amortization periods for customer list and goodwill were adjusted prospectively to equal the period of the Company’s projection. Due to the implementation of Statements of Financial Accounting Standards No. 141 Business Combinations (“SFAS No. 141”) and No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) on January 1, 2002, goodwill is no longer amortized in 2002.

The economic downturn also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California. The Company’s expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services. Due to the economic downturn, during 2001, the Company was unable to sustain revenue growth that had been realized late in 2000. Prior to recording the impairment loss, approximately 92 % of the net unamortized value of Allin Consulting-California’s intangible assets related to goodwill associated with its acquisition in November 1996. The original useful life was seven years. Consequently, the projection for cash flows related to goodwill from the 1996 acquisition was based on the remaining useful life, with low expectations for revenue and gross profit growth due to the likelihood that the negative impact of the economic downturn would persist through a substantial portion of the remaining useful life. Based on the Company’s revised projections, a loss due to impairment of approximately $1,097,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-California. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations during that period.

Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model. The equipment had been removed from ships on which operations under this model were discontinued in 1997 and 1998. The inventory values had been based on estimated salvage values after the equipment was removed from the ships. Allin Interactive continued to own and operate other ship-based systems utilizing similar equipment and, from 1999 to 2001, sold the remaining systems to two cruise lines. During this time period, Allin Interactive sought to sell its inventory to these cruise lines for spare parts for the systems that continued to be operated. While a portion of the inventory was sold to these parties, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant quantities of the inventoried equipment. The Company therefore believed the estimated fair value of the remaining inventory was less than the value recorded for the inventory. A loss due to impairment of approximately $121,000 was recorded in the second quarter of 2001 to adjust the recorded value of Allin Interactive’s inventory to the revised estimate of fair value. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations during that period.

Management’s assumptions and estimates resulted in the calculation of impairment losses that significantly, negatively impacted the Company’s reported results of operations for the nine-month period ended September 30, 2001.

In applying accounting standards applicable to impairment of assets in 2001, management used its judgment based on historical experience, industry analysis and expectations of future trends, and other factors deemed reasonable under the circumstances.

Certain Related Party Transactions

During the three- and nine-month periods ended September 30, 2001 and 2002, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and leases for office space. Services and products sold represented less than 1% of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services is similar to that which could have been obtained from non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is leased from an entity in which beneficial holders of greater than five percent of the Company’s common stock, as well as certain of family members of one of the holders, have equity interests. A five year lease on the office space expired January 31, 2002. The Company’s management believes that rental rates under the lease were competitive with the marketplace for similar commercial real estate at the time the lease was entered in 1997. Management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space at the conclusion of the lease due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company’s rent expense was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company. Rental expense related to the Pittsburgh office space was approximately $73,000 and $34,000 during the three-month periods and approximately $218,000 and $115,000 during the nine-month periods ended September 30, 2001 and 2002, respectively. This represented 4% and 2%, respectively, of selling, general and administrative expenses during the three-month periods ended September 30, 2001 and 2002, and 1% and 3%, respectively, of selling, general and administrative expenses during the nine-month periods then ended.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue

The Company’s total revenue for the three months ended September 30, 2002 was $3,251,000, a decrease of $1,064,000, or 25%, from total revenue of $4,315,000 for the three months ended September 30, 2001. The Company’s Technology Infrastructure and E-Business Solution Areas and Outsourced Services operations all experienced revenue declines which management attributes to a softening of demand for technology consulting services throughout 2001 and 2002 due to the downturn in the domestic economy. The Interactive Media Solution Area also experienced a decline in period-to-period revenue due a significantly higher level of applications development consulting being performed in the third quarter of 2001 related to a major project for Carnival and due to variability in the level of systems integration services due to shipyard scheduling considerations.

The Company’s solution area revenue, after elimination of intercompany sales, was $3,070,000 for the three months ended September 30, 2002, including $1,780,000 for Interactive Media, $491,000 for Technology Infrastructure, $575,000 for E-Business and $224,000 for Outsourced Services. Comparable solution area revenue for the three months ended September 30, 2001 was $4,109,000 in total, including $2,573,000 for Interactive Media, $511,000 for Technology Infrastructure, $721,000 for E-Business and $304,000 for Outsourced Services.

Revenue for the Interactive Media Solution Area for the three months ended September 30, 2002 included $674,000 for interactive media consulting and $1,106,000 for interactive media systems integration. Comparable Interactive Media revenue for the three months ended September 30, 2001 included $859,000 for interactive media consulting and $1,714,000 for interactive media systems integration. The decrease in revenue for the Interactive Media

Solution Area comparing the third quarter of 2001 to the third quarter of 2002 was 31%. The Interactive Media Solution Area’s consulting and systems integration services have historically been highly concentrated, predominantly with customers in the cruise industry. During the third quarters of both 2001 and 2002, over 99% of Interactive Media revenue was derived from Carnival, Royal Caribbean and Celebrity. The majority of the revenue in both periods related to consulting and systems integration projects for the design, configuration and installation of interactive television systems aboard cruise ships. These projects are of many months’ duration, but a project will typically experience a period of peak activity coincident with the majority of the on-site labor at the shipyard for newly built ships or onboard for ships in service. The timing of the peak activity is dependent on many factors including shipyard construction schedules for system installations on new ships and itinerary considerations and cabin availability for installations on ships already in service. Since the Company has limited control of these factors, the degree of activity on shipboard installations can vary substantially from quarter to quarter resulting in significant variations in revenue. Systems integration services decreased $608,000, or 35%, from the third quarter of 2001 to the third quarter of 2002. The third quarter of 2002 included a majority of the period of peak activity for one ship system and smaller portions of the period of peak activity for two other ship systems while the third quarter of 2001 included the majority of the period of peak activity for one ship system and portions of the peak activity periods for three systems. This normal variation in activity due to shipyard construction schedules was the most significant factor in the decrease in revenue from the third quarter of 2001 to the third quarter of 2002. Interactive Media consulting revenue declined $185,000, or 22%, from the third quarter of 2001 to the third quarter of 2002. A significant factor in the decline in consulting revenue was a higher level of applications development in the third quarter of 2001 related to a major applications development project for Carnival under a contract entered in February 2001. Activity on this project has continued through the third quarter of 2002, but at substantially reduced levels from that performed in the comparable period of 2001. Due to the factors described above which cause period-to-period variability in the level of services performed and other considerations such as general economic conditions, there can be no assurance that the Company’s Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the third quarter of 2002 or that any increases realized will result in the desired improvement to the Company’s financial condition or results of operations.

Technology Infrastructure revenue decreased $20,000, or 4%, in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Management believes the domestic economic downturn has resulted in a softening of demand for technology consulting services which began in early 2001 and has continued throughout 2002. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment. Because of the frequent association of Technology Infrastructure projects with product costs, management believes the negative impact of the economic downturn on the demand for Technology Infrastructure services began earlier in 2001 than for E-Business services. Management believes the negative impact was manifest by the third quarter of 2001, which is why revenue levels are comparable from the third quarter of 2001 to the third quarter of 2002. Management believes, however, that certain industry trends, as discussed in the Company’s Report on Form 10-K for the year ended December 31, 2001 in Item 1, Business under the caption “Industry Overview – Technology Consulting Services”, including increasing security concerns and expected growth in wireless access to distributed networks, as well as eventual economic recovery, will foster growth in long-term demand for Technology Infrastructure services. There can be no assurance, however, that these trends will result in the realization of future revenue equal to or greater than current levels for the Technology Infrastructure Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

The E-Business Solution Area realized a revenue decrease of $146,000, or 20%, for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001. Management believes the decline in revenue is primarily attributable to the negative impact of the economic downturn on demand for technology-based services. While E-Business activity has been negatively affected by the economic downturn, management believes the continuing growth of Internet-based business mitigated the impact on E-Business as compared to Technology Infrastructure, particularly in 2001. Management believes the impact of the Internet will continue to move businesses to seek seamless access of employees, customers and suppliers to business knowledge capital and transactional systems, which will continue to foster demand for business intelligence applications. There can be no assurance, however, that the Company will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

Revenue from Outsourced Services declined $80,000, or 26%, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Although the Company has broadened the scope of services offered on an outsourced basis in 2002 to include applications development based on Microsoft, Oracle and Informix software and products, management believes this will likely slow, but not reverse, a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $181,000 during the three months ended September 30, 2002, including $151,000 for information system product sales and $30,000 for other services. Ancillary services & product sales revenue of $206,000 was recognized during the three months ended September 30, 2001, including $80,000 for information system product sales and $126,000 for other services. The increase in information system product sales is due primarily to increased sales of interactive television equipment and spare parts to the Company’s cruise line customers. Management attributes the increase in demand primarily to a larger base of installed interactive television systems in the cruise industry in the third quarter of 2002 as compared to the third quarter of 2001. The decline in revenue for other services was primarily due to the inclusion of interactive television transactional services revenue of $78,000 in the third quarter of 2001. Interactive television transactional services ceased in December 2001 after the transfer of systems operation on two ships to Carnival following the sale of the systems to Carnival earlier in 2001.

Cost of Sales and Gross Profit

The Company recognized cost of sales of $1,652,000 during the three months ended September 30, 2002 as compared to $2,359,000 during the three months ended September 30, 2001. The decrease in cost of sales of $707,000 was consistent with the declines in revenue experienced in the Company’s operations. Gross profit of $1,599,000 was recognized for the three months ended September 30, 2002 as compared to $1,956,000 for the three months ended September 30, 2001, a decrease of $357,000, or 18%. Gross profit as a percentage of revenue increased from 45% in the third quarter of 2001 to 49% in the third quarter of 2002. Management attributes the increase primarily to Interactive Media systems integration revenue comprising a greater proportion of total revenue in the third quarter of 2001 than in the third quarter of 2002. The equipment component associated with systems integration revenue typically carries lower margins than revenue associated with labor-based services.

The Company’s solution areas recorded a total of $1,565,000 for cost of sales during the three months ended September 30, 2002, including $905,000 for Interactive Media, $225,000 for Technology Infrastructure, $261,000 for E-Business and $174,000 for Outsourced Services. Comparable cost of sales for the three months ended September 30, 2001 was $2,303,000 in total, including $1,562,000 for Interactive Media, $210,000 for Technology Infrastructure, $305,000 for E-Business and $226,000 for Outsourced Services. Gross profit for the Company’s solution areas for the three months ended September 30, 2002 was $1,505,000, including $875,000 for Interactive Media, $266,000 for Technology Infrastructure, $314,000 for E-Business and $50,000 for Outsourced Services. Comparable gross profit for the three months ended September 30, 2001 was $1,806,000 in total, including $1,011,000 for Interactive Media, $301,000 for Technology Infrastructure, $416,000 for E-Business and $78,000 for Outsourced Services.

Cost of sales for the Interactive Media Solution Area for the three months ended September 30, 2002 included $208,000 for interactive media consulting and $697,000 for interactive media systems integration. Interactive Media cost of sales for the three months ended September 30, 2001 included $362,000 for interactive media consulting and $1,200,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the three months ended September 30, 2002 included $466,000 for interactive media consulting and $409,000 for interactive media systems integration. Interactive Media gross profit for the three months ended September 30, 2001 included $497,000 for interactive media consulting and $514,000 for interactive media systems integration. The period-to-period decreases in consulting cost of sales and gross profit were primarily attributable to a higher level of applications development in the third quarter of 2001 related to a major applications development project for Carnival. This project was in a late phase of activity in the third quarter of 2002, with a considerably lower level of activity than in the third quarter of 2001. Decreases in systems integration cost of sales and gross profit resulted from normal variations in activity due to scheduling considerations related to shipboard interactive television system installations, with a lower level of activity realized in the third quarter of 2002. As discussed above under Revenue, there will continue to be significant quarter-to-quarter variation in the level of Interactive Media services, which will result in significant variation in the levels of cost of sales and gross profit recognized.

Technology Infrastructure gross profit decreased $35,000, or 12%, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Management attributes the decline in period-to-period Technology Infrastructure gross profit to the economic downturn throughout 2001 and 2002, which has curtailed technology spending for consulting services or the equipment and software upgrades that will frequently accompany infrastructure solutions. The decline in gross profit exceeded the decline in revenue on percentage terms. Management believes that the long-term duration of the economic decline has resulted in downward pressure on pricing in 2002 for Technology Infrastructure to remain competitive in the marketplace, with a resulting negative effect on gross profit as a percentage of revenue.

E-Business gross profit decreased $102,000, or 25%, in the third quarter of 2002 as compared to the third quarter of 2001. Management believes the decline in gross profit is also attributable to the negative impact of the economic downturn on demand for technology-based services. E-Business also experienced a period-to-period decline in gross profit that was greater in percentage terms than the decline in revenue. Management believes that the long-term duration of the economic decline has also resulted in downward pressure on E-Business pricing in 2002, with a similar negative effect on gross profit as a percentage of revenue as that experienced with Technology Infrastructure services.

Gross profit realized on Outsourced Services declined $28,000 from the third quarter of 2001 to the third quarter of 2002. Gross profit as a percentage of revenue decreased from 26% in the third quarter of 2001 to 22% in the third quarter of 2002, which management also attributes to downward pressure on pricing in order for the Company to remain competitive given the negative impact of the economic downturn on demand for services.

Cost of sales for the Company’s ancillary services and product sales was $87,000 for the three months ended September 30, 2002, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $56,000 for the three months ended September 30, 2001, including $48,000 for information system product sales and $8,000 for other services, related to the cost of pay-per-view movies associated with the operation of interactive television systems. Gross profit on ancillary services and product sales was $94,000 for the three months ended September 30, 2002, including $64,000 for information system product sales and $30,000 from other services. Gross profit for ancillary services and product sales was $150,000 for the three months ended September 30, 2001, including $32,000 for information system product sales and $118,000 from other services. The decline in gross profit from other services was due to the cessation of interactive television transactional services between the periods.

Selling, General & Administrative Expenses

The Company recorded $1,390,000 in selling, general & administrative expenses during the three months ended September 30, 2002, including $125,000 for depreciation and amortization and $1,265,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,681,000 during the three months ended September 30, 2001, including $278,000 for depreciation and amortization and $1,403,000 for other selling, general & administrative expenses. The period-to-period decrease in selling, general & administrative expenses was $291,000, or 17%.

Management implemented cost savings efforts throughout 2001 and 2002 which have resulted in reductions in other selling, general & administrative expenses, including compensation, travel and entertainment and communications costs. Management believed such reductions were necessary given the negative impact of the economic downturn on the Company’s technology consulting operations, as discussed above. Another factor contributing to the decrease in selling, general & administrative expenses was a reduction in expenses for rent and facilities. The Company’s lease for its office space in Pittsburgh expired January 31, 2002. Management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to the 2001 staff reductions. The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. The Company’s rent expense for its Pittsburgh office was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions.

Depreciation and amortization were $125,000 for the three months ended September 30, 2002 as compared to $278,000 for the three months ended September 30, 2001. The decrease of $153,000, or 55%, is due to several factors. The most significant was the Company’s implementation of SFAS Nos. 141 and 142 as of January 1, 2002. Under the new standards, goodwill is no longer amortized. Also, intangible asset values previously recorded for assembled workforces in connection with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania in 1998 were reclassified to goodwill. During the three months ended September 30, 2001, approximately $85,000 of amortization expense had been recorded related to goodwill and assembled workforces. Another factor contributing to the period-to-period reduction in depreciation and amortization was significant levels of fixed assets reaching full depreciation in December 2001 and June 2002.

Income from Continuing Operations

The Company recorded income from continuing operations of $200,000 for the three months ended September 30, 2002, as compared to income from continuing operations of $256,000 for the three months ended September 30, 2001. The Company experienced a significant reduction in period-to-period gross profit from operations of $357,000. However, most of the reduction was offset by a $291,000 reduction in selling, general & administrative expenses, as discussed above.

Loss from Discontinued Operations

During the three months ended September 30, 2002, the Company recorded a loss of $11,000 from its discontinued digital imaging operations as compared to a loss of $85,000 during the three months ended September 30, 2001. During the third quarter of 2002, the Company continued to wind down remaining open matters associated with the former operations. Management does not expect additional revenue to be derived from digital imaging activity in the future. The remaining inventory balance for digital imaging equipment was approximately $5,000 as of September 30, 2002 and management expects to liquidate the remaining items by December 31, 2002. The loss recorded during the three months ended September 30, 2001 included a provision of $60,000 to increase Allin Digital’s allowance for doubtful accounts receivable.

Net Income

The Company realized net income of $189,000 for the three months ended September 30, 2002 as compared to net income of $171,000 for the three months ended September 30, 2001. Reductions in selling, general & administrative expenses and a reduction in the loss associated with discontinued operations were able to offset a reduction in gross profit from operations, resulting in a slight period-to-period increase in net income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue

The Company’s total revenue for the nine months ended September 30, 2002 was $9,503,000, a decrease of $3,713,000, or 28%, from total revenue of $13,216,000 for the nine months ended September 30, 2001. All of the Company’s solution area services experienced revenue declines for various reasons as discussed below.

The Company’s solution area revenue, after elimination of intercompany sales, was $9,101,000 for the nine months ended September 30, 2002, including $5,269,000 for Interactive Media, $1,331,000 for Technology Infrastructure, $1,597,000 for E-Business and $904,000 for Outsourced Services. Comparable solution area revenue for the nine months ended September 30, 2001 was $12,537,000 in total, including $6,730,000 for Interactive Media, $2,252,000 for Technology Infrastructure, $1,922,000 for E-Business and $1,633,000 for Outsourced Services.

Revenue for the Interactive Media Solution Area for the nine months ended September 30, 2002 included $1,800,000 for interactive media consulting and $3,469,000 for interactive media systems integration. Comparable Interactive Media revenue for the nine months ended September 30, 2001 included $2,556,000 for interactive media consulting and $4,174,000 for interactive media systems integration. The decrease in revenue for the Interactive Media Solution Area from the first nine months of 2001 to the first nine months of 2002 was 22%. The most significant factor in the decline in consulting revenue was a higher level of applications development in the first nine months of 2001 related to a major applications development project for Carnival under a contract entered in February 2001. This project was in later stages in the first nine months of 2002, with a considerably lower level of activity than in the first nine months of 2001. The period-to-period decline in systems integration revenue of 17% was due to fewer major installation projects being active in the first nine months of 2002 than in the first nine months of 2001. During the nine months ended September 30, 2001, the majority of systems integration revenue related to four major ship system projects was recognized along with close to half the revenue related to a fifth ship system. During the comparable period of 2002, the majority of systems integration revenue related to three major ship systems and close to one-fourth of the revenue related to three additional projects was recognized. Based on the new contract with Costa in October 2002 and orders received from Carnival and Royal Caribbean in October and November 2002, management believes

Interactive Media revenue for 2003 will be comparable to revenue levels expected to be realized for the full year of 2002. However, unanticipated project schedule changes beyond the Company’s control could result in delays which may negatively impact revenue expected to be realized in 2003. Interactive Media operations are expected to continue to be dependent on the cruise industry in 2003 and are therefore subject to risks that may negatively impact the cruise industry such as a continuation of the current economic downturn or new incidents of terrorism. Such risks or others could cause cruise line customers to seek to delay or cancel projects currently expected to be performed in 2003. Accordingly, there can be no assurance that the Company’s Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the first nine months of 2002 or that any increases realized will result in the desired improvement to the Company’s financial condition or results of operations.

Technology Infrastructure revenue decreased $921,000, or 41%, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services throughout 2001 and 2002 due to the downturn in the domestic economy. Since Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment, the decline in demand for services has been particularly pronounced.

The E-Business Solution Area realized a revenue decrease of $325,000, or 17%, for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001. Management believes the negative impact of the economic downturn on demand for technology-based services is primarily attributable for the decline in E-Business revenue. Management believes the continuing proliferation of internet-based commerce and a lower correlation of E-Business projects with significant equipment upgrades than with Technology Infrastructure projects have mitigated the decline in demand for E-Business services. There can be no assurance, however, that the Company will continue to realize E-Business revenue at current or increased levels in the future.

Revenue from Outsourced Services declined $729,000, or 45%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The most critical factor in the decline was the Company’s cessation of services associated with Hogan IBA software products in July 2001. Hogan IBA-based services accounted for approximately 35% of the Company’s Outsourced Services revenue in the first nine months of 2001.

The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $402,000 during the nine months ended September 30, 2002, including $337,000 for information system product sales and $65,000 for other services. Ancillary services & product sales revenue of $679,000 was recognized during the nine months ended September 30, 2001, including $184,000 for information system product sales and $495,000 for other services. The increase in information system product sales is due primarily to increased sales of interactive television equipment and spare parts to the Company’s cruise line customers related to a larger base of installed interactive television systems in the cruise industry in the first nine months of 2002 as compared to the first nine months of 2001. The decline in revenue for other services was due to the inclusion in the first nine months of 2001 of placement fee revenue of $124,000 and interactive television transactional services revenue of $262,000. The placement fee resulted from a litigation settlement with a former customer who had hired three of the Company’s consultants contrary to agreement. Interactive television transactional services ceased in December 2001 following the Company’s sale earlier that year of two interactive television systems to Carnival which the Company had previously owned and operated.

Cost of Sales and Gross Profit

The Company recognized cost of sales of $4,938,000 during the nine months ended September 30, 2002 as compared to $7,105,000 during the nine months ended September 30, 2001. The decrease in cost of sales of $2,167,000 was consistent with the declines in revenue experienced in the Company’s operations. Gross profit of $4,565,000 was recognized for the nine months ended September 30, 2002 as compared to $6,111,000 for the nine months ended September 30, 2001, a decrease of $1,546,000, or 25%. Gross profit as a percentage of revenue increased slightly from 46% for the first nine months of 2001 to 48% for the first nine months of 2002.

The Company’s solution areas recorded a total of $4,731,000 for cost of sales during the nine months ended September 30, 2002, including $2,790,000 for Interactive Media, $585,000 for Technology Infrastructure, $685,000 for E-Business and $671,000 for Outsourced Services. Comparable cost of sales for the nine months ended September 30, 2001 was $6,907,000 in total, including $3,958,000 for Interactive Media, $889,000 for Technology Infrastructure,

$848,000 for E-Business and $1,212,000 for Outsourced Services. Gross profit for the Company’s solution areas for the nine months ended September 30, 2002 was $4,370,000, including $2,479,000 for Interactive Media, $746,000 for Technology Infrastructure, $912,000 for E-Business and $233,000 for Outsourced Services. Comparable gross profit for the nine months ended September 30, 2001 was $5,630,000 in total, including $2,772,000 for Interactive Media, $1,363,000 for Technology Infrastructure, $1,074,000 for E-Business and $421,000 for Outsourced Services.

Cost of sales for the Interactive Media Solution Area for the nine months ended September 30, 2002 included $610,000 for interactive media consulting and $2,180,000 for interactive media systems integration. Interactive Media cost of sales for the nine months ended September 30, 2001 included $978,000 for consulting and $2,980,000 for systems integration. Interactive Media Solution Area gross profit for the nine months ended September 30, 2002 included $1,190,000 for consulting and $1,289,000 for systems integration. Interactive Media gross profit for the nine months ended September 30, 2001 included $1,578,000 for consulting and $1,194,000 for systems integration. The period-to-period decreases in consulting cost of sales and gross profit are primarily attributable to a higher level of applications development in the first half of 2001 related to a major applications development project for Carnival. The Interactive Media Solution Area experienced a slight increase in period-to-period gross profit from systems integration services despite a decline in period-to-period revenue. Management attributes the improvement to enhanced operational efficiency and the reduction of incidental project costs such as shipping.

Technology Infrastructure gross profit decreased $617,000, or 45%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As discussed above, management attributes the decline to the economic downturn throughout 2001 and 2002, which has curtailed technology spending.

E-Business gross profit decreased $162,000, or 15%, in the first nine months of 2002 as compared to the first nine months of 2001. Management believes the decline in gross profit, which corresponds to the period-to-period decline in E-Business revenue, is also attributable to the negative impact of the economic downturn on demand for technology-based services.

Gross profit realized on Outsourced Services declined $188,000 from the first nine months of 2001 to the first nine months of 2002. Management attributes the decline primarily to the July 2001 cessation of services related to Hogan IBA-based technology.

Cost of sales for the Company’s ancillary services and product sales was $207,000 for the nine months ended September 30, 2002 and was related to information system product sales. Cost of sales for ancillary services and product sales was $198,000 for the nine months ended September 30, 2001, including $120,000 for information system product sales and $78,000 for other services, related to the cost of pay-per-view movies associated with the operation of interactive television systems. Gross profit on ancillary services and product sales was $195,000 for the nine months ended September 30, 2002, including $130,000 for information system product sales and $65,000 for other services. Gross profit for ancillary services and product sales was $481,000 for the nine months ended September 30, 2001, including $64,000 from information system product sales and $417,000 in gross profit from other services. The decline in gross profit for other services was due to the inclusion of a large placement fee in the first nine months of 2001 and the cessation of interactive television transactional services between the periods.

Selling, General & Administrative Expenses

The Company recorded $4,385,000 in selling, general & administrative expenses during the nine months ended September 30, 2002, including $425,000 for depreciation and amortization and $3,960,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $17,890,000 during the nine months ended September 30, 2001, including $1,296,000 for depreciation and amortization, $10,748,000 in losses from impairment of assets and $5,846,000 for other selling, general & administrative expenses.

The most significant factor in the period-to-period decrease in selling, general & administrative expenses was the recording of $10,748,000 of losses from impairment of assets in the first nine months of 2001 related to goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory held by Allin Interactive. See the discussion under the caption Impairment of Assets under “Certain Critical Accounting Policies and Estimates” above and Note 6 – Impairment of Assets – in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements of this Report on Form 10-Q for additional information concerning the impairment losses. No losses due to impairment of assets were recorded in the first nine months of 2002.

The downturn in the domestic economy experienced beginning late in 2000 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology services. Consequently, since late in the first quarter of 2001, management has moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments. As a result of these actions, the expense associated with personnel resources was substantially lower in the first nine months of 2002 than that incurred in the first nine months of 2001. The Company has also realized period-to-period reductions in other expenses such as rent, travel and entertainment and communications costs resulting from management’s cost containment efforts.

During the nine months ended September 30, 2001, restructuring charges of approximately $118,000 were recorded as a result of the termination of services of two managerial personnel associated with the Company’s Technology Infrastructure and E-Business Solution Area services. There were no similar restructuring charges recorded during the nine months ended September 30, 2002.

The decrease in depreciation and amortization of $871,000, or 67%, is due to the discontinuation of amortization of goodwill and assembled workforces in 2002 and significant levels of fixed assets reaching full depreciation in June and December 2001 and June 2002. During the nine months ended September 30, 2001, approximately $651,000 of amortization expense had been recorded related to goodwill and assembled workforces.

Income (Loss) from Continuing Operations

The Company recorded income from continuing operations of $162,000 for the nine months ended September 30, 2002, as compared to a loss from continuing operations of $11,883,000 for the nine months ended September 30, 2001. The substantial improvement resulted primarily from the inclusion of a loss from impairment of assets of $10,748,000 in selling, general & administrative expenses in the first nine months of 2001 while no comparable loss was recorded in 2002. The Company also realized a period-to-period decrease of $2,757,000 in depreciation and amortization and other selling, general & administrative expenses, the benefit of which was partially offset by a reduction in gross profit from operations of $1,546,000.

Loss from Discontinued Operations

During the nine months ended September 30, 2002, the Company recorded a loss of $15,000 from its discontinued digital imaging operations as compared to a loss of $665,000 during the nine months ended September 30, 2001. The loss recognized in the first nine months of 2001 included an impairment loss of approximately $332,000 related to Allin Digital’s inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. Allin Digital also recorded provisions of approximately $88,000 during the nine months ended September 30, 2001 to increase its allowance for doubtful accounts.

Net Income (Loss)

The Company recognized net income of $147,000 for the nine months ended September 30, 2002 as compared to a net loss of $12,548,000 for the nine months ended September 30, 2001. The most significant factors in the profitability improvement were the inclusion of significant losses due to impairment of assets in the first nine months of 2001 and substantial period-to-period decreases in depreciation and amortization and other selling, general & administrative expenses, as discussed above.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and liquid cash equivalents of $2,490,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2001 was an increase of $264,000, which resulted primarily from collection of accounts receivable and from operations, partially offset by cash used for reduction of accounts payable and other current liabilities and payment of dividends on preferred stock.

The Company recognized net income for the nine months ended September 30, 2002 of $147,000. The Company recorded non-cash expenses of $434,000 for depreciation of property and equipment and amortization of intangible assets, resulting in net cash provided of $581,000 related to the income statement. Working capital adjustments resulted in net cash used of $18,000. The major working capital adjustment resulting in cash provided was a decrease in accounts receivable of $1,340,000. This was offset by working capital adjustments using cash, including decreases in accounts payable, accrued liabilities and billings in excess of costs and estimated gross margins of $1,177,000, $82,000 and $78,000, respectively, and an increase in unbilled receivables of $72,000. The net result of the income statement activity and working capital adjustments was net cash provided of $563,000 related to operating activities.

Investing activities resulted in a net cash use of $33,000 for the nine months ended September 30, 2002 for capital expenditures for new software and the periodic upgrading of the Company’s computer hardware. Financing activities resulted in a net cash use of $266,000 during the nine months ended September 30, 2002 for preferred stock dividends.

The Company does not rely on off-balance sheet financing and does not have non-consolidated special purpose entities.

The Company’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001. The Company’s common stock was previously listed on The Nasdaq Stock Market’s (“Nasdaq”) National Market from the time of the Company’s initial public offering of its common stock in November 1996 until the common stock was delisted from the National Market as of the opening of business on May 9, 2001. The Company was unable to maintain compliance with Nasdaq’s criteria for continued designation of the common stock as a National Market security. At the time of the delisting, the common stock was not eligible for listing on Nasdaq’s SmallCap Market. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease further.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the four succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2003. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $1,315,000. There was no outstanding balance under the S&T Loan Agreement as of September 30, 2002 and there have been no borrowings subsequent to that date. As of November 1, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $1,111,000.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The interest rate in effect as of the beginning of 2002, 5.75%, was unchanged during the first nine months of the year. The interest rate remained unchanged until November 7, 2002, when S&T Bank reduced the rate to 5.25%. The interest rate increases or decreases from time to time as S&T Bank’s prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during the nine months ended September 30, 2002. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement and Letter Agreement filed as Exhibits 4.1 and 4.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2002. The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2002. The Company was in compliance with all other covenants as of September 30, 2002 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of September 30, 2002, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock Accrued but unpaid dividends on the Series C preferred stock were approximately $1,562,000 as of September 30, 2002 and approximately $1,602,000 as of November 13, 2002. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

As of September 30, 2002, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company’s common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 closing price of the common stock on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2002 and approximately $6,000 as of November 13, 2002. Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of September 30, 2002, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible to the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any. Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2002 and approximately $49,000 as of November 13, 2002. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of September 30, 2002, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of September 30, 2002 and approximately $14,000 as of November 13, 2002.

The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series D, F or G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted.

In connection with the Company’s December 29, 2000 sale of Series G Convertible Redeemable Preferred Stock, the purchasers of Series G preferred stock also received warrants to purchase an aggregate of 857,138 shares of common stock which have an exercise price of $1.75 per share. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock or Series D Convertible Redeemable Preferred Stock.

In connection with the Company’s original sale of Series B Redeemable Preferred Stock in August 1998, which was subsequently exchanged for Series D Convertible Redeemable Preferred Stock, the purchasers of Series B preferred stock also received warrants to purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per share, the price of the common stock as of the last trading day prior to the closing for the acquisition of Allin Consulting-Pennsylvania. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock.

The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company’s Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of the first month of the following calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of September 30, 2002 and approximately $66,000 as of November 13, 2002.

Capital expenditures during the nine months ended September 30, 2002 were approximately $33,000 and included new software and computer hardware for the Company’s periodic upgrading of technology. Management forecasts that capital expenditures will not exceed $50,000 for 2002 or $200,000 for 2003, and will be primarily for computer hardware, software and communications equipment for the Company’s periodic upgrading of technology. Business conditions and management’s plans may change during the remainder of 2002 and during 2003, so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2003. If currently available funds and cash generated by operations were insufficient to satisfy the Company’s ongoing cash requirements or if the Company was unable to renew or replace the current credit facility after its expiration in September 2003, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity securities or convertible debt securities would result in additional dilution to the Company’s stockholders.

Risk Factors

Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and future incidents of terrorism or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General Economic Conditions.    Management attributes the declines in Technology Infrastructure and E-Business revenue experienced by the Company over 2001 and to date in 2002 to a softening of the demand for technology consulting services due to the downturn in the domestic economy beginning in late 2000. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment, which has compounded the negative impact of the economic downturn on this solution area. A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending improvement to the domestic economic outlook or their financial results. Management believes the economic uncertainty will likely negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the remainder of 2002 and the first half of 2003. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond June 30, 2003, which would negatively impact the Company’s results of operations and financial condition in future periods. To the extent that the current economic downturn is prolonged and negatively impacts the cruise industry or any other businesses that are current or potential Interactive Media customers, the Company’s future results of operations may also be negatively impacted.

World Events.    Interactive Media consulting and systems integration services accounted for approximately 56% and 55% of the Company’s revenue for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively, and 51% and 54%, of the Company’s gross profit for these respective periods. Interactive Media projects also represent a substantial majority of the Company’s committed backlog for the remainder of 2002, 2003 and 2004. Interactive Media services are provided predominantly to customers in the cruise industry. Following the terrorist attacks which occurred in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. To date in 2002, passenger occupancy and revenue have substantially recovered from these declines. However, should any future world events such as war or terrorism cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company’s future results of operations. Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other events negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company’s future results of operations may also be negatively impacted.

Supplier Agreement.    The Company utilizes end-user component and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. The Company has developed software interfaces and modifications for the On Command components and hardware platforms. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. There can also be no assurance, however, that competitors will not develop systems and products with superior functionality or cost advantages over the Company’s products and applications. The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. The Supplier Agreement will expire on December 31, 2003. The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement. The Company expects a new agreement to be completed prior to the expiration of the current agreement. However, there can be no assurance that a new agreement will be entered prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement. Failure to complete a new agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects. The Company’s Interactive Media operations could be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.

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

Historical Net Losses and Accumulated Deficit.    The Company sustained substantial net losses during the years from 1996 through 2000, the first half of 2001 and the first quarter of 2002. As of September 30, 2002, the Company had a retained deficit of $45,180,000. Although net income was recognized for the third and fourth quarters of 2001 and the second and third quarters of 2002, the Company anticipates that net losses may be incurred in future periods. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

Liquidity Risk.    The Company’s cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company’s operating entities will not result in working capital shortages which may adversely impact the Company’s operations. The liquidity risk is mitigated somewhat by the Company’s current revolving credit facility, which permits borrowings for general working capital needs. The Company’s revolving credit facility expires September 30, 2003. Failure of the Company to renew its existing credit facility beyond September 30, 2003 or replace it with another facility with similar terms may adversely impact the Company’s operations in the future.

Stock Market Requirements.    The Company’s common stock was delisted from Nasdaq’s National Market as of the opening of business on May 9, 2001. At the time of the delisting, the common stock was not eligible for listing on Nasdaq’s SmallCap Market. Losing the designation of the common stock as a Nasdaq listed security reduced the liquidity of the common stock and could limit the Company’s ability to raise equity capital. Quotation of the common stock on the OTC Bulletin Board commenced on May 9, 2001. Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease further.

Public Market and Trading Issues.    Following the Company’s initial public offering in November 1996, a public market for the Company’s common stock did develop. However, trading of the common stock has been sporadic and the trading volume has generally been low. Since the delisting of the Company’s common stock from Nasdaq’s National Market, trading volume has been further reduced. Even a small trading volume on a particular day or over a few days may affect the market price of the common stock. The market price of the common stock could also be subject to fluctuations in response to variations in results of operations, changes in earnings estimates by securities analysts, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of the common stock.

Competitive Market Conditions.    The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a recent trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities will require continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers. The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s. There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations. The market for interactive media consulting and systems integration services is new and rapidly evolving. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers and do not have proven markets. Some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.

Dependence on Key Personnel.    The Company’s success is dependent on a number of key management, technical and operational personnel for the management of consulting and systems integration operations, development of new markets and timely installation of systems. The loss of one or more of these individuals could have an adverse effect on the Company’s business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

Decline in Outsourced Services Related to Legacy Technologies.    The Company has experienced a substantial decline in demand for Outsourced Services resources for projects related to mainframe systems and specialized Hogan IBA software products for the banking industry. The Company completed its final Hogan IBA-based project in July 2001 and does not anticipate further provision of services related to this legacy technology. In order to preserve its customer relationships that had primarily utilized customer-managed resources, in 2002 the Company transitioned its remaining Outsourced Services consultants to a broader array of technology, including services and applications development based on Microsoft, Oracle and Informix technology. Revenue and gross profit derived from Outsourced Services declined during 1999, 2000 and 2001. The decline is attributable to both industry trends and the Company’s marketing focus on solutions-oriented services over that period. Management believes the transitioning of Outsourced Services resources to a broader array of technology has slowed the rate of decline in revenue and gross profit. However, other factors such as the prolonged economic downturn continue to negatively impact demand for all types of technology-based services, including the Company’s Outsourced Services. Management expects Outsourced Services revenue and gross profit to be realized over the full year 2002 will represent a decline from that realized in 2001 and that revenue and gross profit from Outsourced Services will continue to decline in 2003.

Proprietary Technology; Absence of Patents.    The Company does not have patents on any of its system configurations, designs or applications and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company’s policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of the Company’s or customers’ software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the Company’s system configurations, designs or applications and proprietary information or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its system configurations, designs or applications. Any misappropriation of the Company’s system configurations, designs or applications or proprietary information could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. In such event, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims; discontinue the use of certain software codes or processes; develop non-infringing technology; or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending against any of these claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risk of Technological Obsolescence.    The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company’s strategy to maintain and expand its customer base, enter new markets and generate revenue. The Company’s success will depend in part upon its ability and the ability of key suppliers to develop, refine and introduce high quality improvements in the functionality and features of their system configurations, designs and applications in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved technology systems and applications that could adversely affect the Company’s business, financial condition and results of operations.

Government Regulation and Legal Uncertainties.    The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company’s business.

Effect of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 were required to be implemented for any goodwill and intangible assets acquired after June 30, 2001 immediately upon acquisition. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of the new standards was required as of the beginning of fiscal years starting after December 15, 2001. The Company implemented SFAS Nos. 141 and 142 effective as of January 1, 2002. The Company completed required transition testing as of that date and determined that the Company’s recognized values for customer list and goodwill were not impaired. The Company also elected to complete the annual testing requirement for 2002 as of the beginning of the fiscal year. Information utilized for transition testing was also utilized for the 2002 annual test with the same conclusion that the recognized values for customer list and goodwill were not impaired. Amortization expense of approximately $651,000 had been recognized in the first nine months of 2001 related to goodwill and assembled workforces recorded in connection with the acquisitions of Allin Consulting-California, MEGAbase, Inc. and Allin Consulting-Pennsylvania. An impairment loss recorded in June 2001 reduced recorded balances for goodwill, reducing amortization expense thereafter. Amortization expense related to goodwill and assembled workforces of approximately $340,000 would have been recorded in 2002 had the former accounting standards remained in place. Under the new standards, amortization expense related to these assets is no longer recorded effective January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Committee on Accounting Procedure Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The Company does not believe SFAS No. 144 will have a significant effect on its results of operations and financial position.

In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others (“SOP 01-6”). SOP 01-6 eliminates differences in accounting established by certain industry-specific Audit and Accounting Guides previously issued by the AICPA that had primarily related to financial institutions. However, the standards related to trade receivables included in SOP 06-1 are applicable to the Company. SOP 01-6 is effective for fiscal years beginning after December 15, 2001 The Company adopted SOP 01-6 effective January 1, 2002. The Company does not believe SOP 01-6 will have a significant effect on its results of operations and financial position as the standards related to trade receivables primarily specify disclosure requirements.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk Sensitive Instruments

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4. Controls and Procedures

Within the ninety days prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 3.    Defaults Upon Senior Securities

To date, the Company has paid all dividends required and legally permissible under the terms of each of the Certificates of Designation governing the Company’s Series C, D, F and G preferred stock. Significant arrearages of dividends have accrued on certain of these series, as discussed in the following paragraphs, because dividends accrued to date or for certain periods of time are not required to be paid until a future date or until redemption of the preferred stock, if any. Each of the Certificates of Designation prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock.

As of September 30, 2002, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,562,000 as of September 30, 2002 and approximately $1,602,000 as of November 13, 2002. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be obligated to pay accrued dividends, subject to legally available funds. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time.

As of September 30, 2002, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2002 and approximately $6,000 as of November 13, 2002. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003.

As of September 30, 2002, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2002 and approximately $49,000 as of November 13, 2002. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time.

As of September 30, 2002, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of September 30, 2002 and approximately $14,000 as of November 13, 2002. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Description of Exhibit

4.1
Change in Terms Agreement dated as of July 19, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

4.2
Letter Agreement dated as of July 24, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.1
Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

10.2	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to request for confidential treatment)

11	Computation of Earnings per Share

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

No report on Form 8-K was filed by the Company during the quarter ended September 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: November 13, 2002	By:	/S/ RICHARD W. TALARICO
Richard W. Talarico
Chairman and Chief Executive Officer

Date: November 13, 2002	By:	/S/ DEAN C. PRASKACH
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Certifications

I, Richard W. Talarico, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allin Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/S/ RICHARD W. TALARICO
Richard W. Talarico
Chief Executive Officer

I, Dean C. Praskach, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allin Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/S/ DEAN C. PRASKACH
Dean C. Praskach
Chief Financial Officer

Allin Corporation
Form 10-Q
September 30, 2002
Exhibit Index

Exhibit Number	Description of Exhibit

4.1
Change in Terms Agreement dated as of July 19, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

4.2
Letter Agreement dated as of July 24, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.1
Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

10.2	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to request for confidential treatment)

11	Computation of Earnings per Share

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002