Form 10-K
period 2002-12-31
ALLIN CORP
filed 2003-03-27
CIK 1020391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

Commission file number:  0-21395

ALLIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-1795265
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing bid price of the common stock on March 14, 2003 as quoted on the OTC Bulletin Board, was approximately $381,000.  Shares of Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 14, 2003, the Registrant had outstanding 6,967,339 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Allin Corporation
Form 10-K
December 31, 2002

Forward-Looking Information

          Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will” and similar expressions.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, and under the caption “Risk Factors,” and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk.  Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1 - Business

(a)  General Development of Business

          Allin Corporation (the “Company”) is a leading provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services.  The Company specializes in solutions based on interactive media and technology from Microsoft Corporation (“Microsoft”).  The Company’s operations center on three solution areas:  Interactive Media, Technology Infrastructure and E-Business.  The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget.  The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California.

          The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business.  As of December 31, 2002, the organizational legal structure consists of Allin Corporation and five subsidiaries.  Allin Interactive Corporation (“Allin Interactive”), formed in June 1994, Allin Corporation of California (“Allin Consulting-California”), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), acquired by the Company in August 1998, and Allin Network Products, Inc. (“Allin Network”), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company.  Allin Consulting-Pennsylvania also performs outsourced technology-based services.  Allin Holdings Corporation (“Allin Holdings”), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company.  Allin Interactive and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation.  The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations.  All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.  In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. (“Allin Digital”), which was formed in August 1996.  Allin Digital ceased performing services for customers in the second quarter of 2002.  Wrap-up of residual matters related to Allin Digital was completed in 2002.  Allin Digital was merged into Allin Interactive on December 31, 2002.  Information in this Item 1 - Business concerning revenue or the proportions of operating segment revenue to solution area or total revenue for the annual periods ended December 31, 2000, 2001 and 2002 excludes the results of Allin Digital’s operations.

          The Company’s 2002 operations resulted in net income of $1,009,000, the highest level of profitability in the Company’s history.  This result was achieved despite a very difficult business environment for providers of technology-based services, which contributed to a significant decline in Company revenue.  The Company’s 2002 revenue of $13,333,000 was $4,748,000, or 26%, less than 2001 revenue of $18,081,000.  The Company experienced declines in revenue in all of its solution areas in 2002 as compared to 2001.  Management believes the domestic economic downturn resulted in a softening of demand for technology consulting services beginning in early 2001 and continuing throughout 2002.  Management believes the economic downturn particularly negatively impacted the demand for Technology Infrastructure services since these projects frequently require significant upgrades in customers’ hardware, software and networking equipment.  The Interactive Media Solution Area also experienced a decline in revenue due to a schedule delay that resulted in the majority of an interactive television system installation project anticipated for 2002 being deferred until 2003, the introduction of a new generation hardware platform for interactive television solutions that significantly reduced the price of system installations and the inclusion in 2001 of an unusually large software development project.  Management believes that in 2002, the Company derived the full benefit of significant expense reduction efforts initiated in 2001 and continued thereafter.  The period-to-period reduction in operating expenses from 2001 to 2002 more than offset the reduction in 2002 gross profit from the decline in revenue, resulting in the highest level of profitability in the Company’s history.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data for detailed information concerning the Company’s revenue and results of operations.

          The Company’s solution area-based organizational structure is designed to complement the customer-oriented focus of the Company’s marketing strategy.  Solution area sales and operational personnel must understand a customer’s business issues to provide a solution designed to meet the customer’s particular needs.  The Interactive Media Solution Area focuses on interactive media application development and integration services and its customers have historically been concentrated in the cruise industry.  Interactive Media’s customers include some of the world’s largest cruise lines, Carnival Corporation (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”).  Interactive Media operational and marketing personnel have extensive experience in the cruise industry.  Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.  The Technology Infrastructure and E-Business Solution Areas focus on developing Microsoft-based technology solutions for customers diverse in size and across a broad array of industries.  Technology Infrastructure and E-Business consultants focus on a customer’s use of information.  The ability of businesses to manage information has become a prerequisite for their success and has become increasingly critical in allowing them to react more quickly to customer needs, bring products to market with greater speed and respond more completely and competitively to changing business conditions.  The growing influence of the Internet in the business arena has also fundamentally changed how businesses interact with customers and suppliers.  Technology Infrastructure and E-Business consultants have extensive experience in designing, developing and deploying solutions that enhance accessing, communicating and protecting information.  Technology Infrastructure and E-Business consulting services are provided from the Company’s Northern California and Pittsburgh offices.  The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and foster the growth of long-term customer relationships with ongoing service opportunities.  There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy.  Management believes that the customer-oriented focus that is the fundamental principal of its marketing strategy is firmly established throughout the Company.

          A brief description of the Company’s solution areas follows:

•

The Interactive Media Solution Area focuses on the Company’s expertise in interactive media applications by providing interactive television solutions that management believes enable customers to improve service and increase productivity and revenue.  Interactive Media’s customized applications enable end users to access information, services and entertainment on demand.  Management believes that interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency distribution systems to end-user monitors or televisions.  The interactive television system architecture features a centralized all-digital head-end that interfaces with the customer’s other information systems.  The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages.  Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content.  Among the applications developed for, and utilized by, cruise industry customers are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content.

•

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

•

The E-Business Solution Area provides solutions based on Microsoft technology focused on application development and integration, business intelligence and information management portals.  E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers.  E-Business solutions emphasize Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems.  E-Business solutions utilize applications developed on the latest Microsoft technology, including Visual Studio .NET.

          The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services.  Foremost among these are the operating relationships with On Command Corporation (“On Command”) and Microsoft.  On Command’s end-user components and computer hardware platforms and configurations are utilized by the Company for its interactive television systems integration projects.  On Command is one of the world’s largest providers of interactive television services to the lodging industry.  Through extensive research and development efforts, On Command has developed specifications and configurations for computer hardware and end-user components that facilitate efficient and reliable interactive television operations.  The Company has designed and developed unique application software which maximizes the capabilities of the On Command hardware platform for the Company’s customers.  The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market.  See Equipment Supply Considerations under Interactive Media Systems Integration below in this Item 1 – Business.

          The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners, Allin Consulting-California for Enterprise Systems and Allin Consulting-Pennsylvania for both Enterprise Systems and Security Solutions. The Microsoft Gold Certified Partner program recognizes the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions.  Allin Consulting-Pennsylvania was the first partner in the Pittsburgh area awarded gold status in either of Microsoft’s designated disciplines and was also the first partner in the Pittsburgh area to receive dual designations.  Allin Consulting-Pennsylvania is also designated under the Microsoft Project Partner Program for demonstrated capabilities in developing and deploying project management solutions.  Allin Consulting-California is a member of Microsoft’s Technical Infrastructure and Business Intelligence Partner Advisory Councils.  Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft’s channel-based strategy for delivering customer solutions and services.  Allin Consulting-California’s role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies.  In 2002, Allin Consulting-California was named to the Northern California .NET Blitz team which is a select group of partners that give custom workshops on behalf of Microsoft to extend .NET awareness and encourage development on the Microsoft .NET platform.  Additionally, Allin Consulting-Calfornia, Allin Consulting-Pennsylvania and Allin Interactive are certified as Microsoft Solutions Provider Partners.  The Company intends to continue its specialization in Microsoft-based technology.

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

(b)  Financial Information About Industry Segments

          Financial information concerning the industry segments in which the Company operates is included in Note 19 of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(c)  Narrative Description of Business

          Operating segments to be discussed fall under two groups, Solution Area Services and Ancillary Services & Product Sales.  Solution area services comprise the substantial majority of the Company’s current activities and are most closely associated with its strategic focus.  Grouping the solution area services for discussion in this report emphasizes their commonality of purpose in meeting the core strategic objectives of the Company.  Under the heading “Solution Area Services” below, discussion includes an overview of the Company’s solutions framework and delivery methods applicable to the Interactive Media, Technology Infrastructure and E-Business Solution Areas, industry overviews for the cruise industry, which accounts for the substantial majority of the Interactive Media Solution Area’s current business, and the technology consulting services industry, in which the Technology Infrastructure and E-Business Solutions Areas compete, and reviews of operations for each solution area, including discussion of solution area marketing objectives, backlog, supply considerations and sources of competition.

          The Company’s Outsourced Services operating segment is also included under “Solution Area Services.”  Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects.  Outsourced Services was identified as Legacy Technology Consulting in the Company’s financial reports prior to the Report on Form 10-Q for the quarterly period ended June 30, 2002.  Current developments regarding this segment, including a substantial transition in technology focus during 2002, are discussed below, as well as marketing objectives, delivery methods, backlog and pricing, supply considerations and competition.  Outsourced Services is grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

          The Company also provides certain ancillary services and information system product sales, which are those revenue producing activities that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company’s overall strategic objectives and marketing plans.  In connection with its solutions-oriented services, customers will occasionally request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas.  To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and supplies.  The Company also occasionally performs ancillary services resulting in revenue such as website hosting and archival fees, referral commissions or placement fees.  Until December 2001, the Company also operated two interactive television systems under a discontinued operating model.  These operations are discussed below under the heading Ancillary  Services & Product Sales.

          During 2002, two significant customers, Carnival and Royal Caribbean, accounted for 29% and 22%, respectively, of the Company’s consolidated revenue.  Another customer, Celebrity, which is affiliated with Royal Caribbean, accounted for another 9% of the Company’s consolidated revenue in 2002.  Interactive Media revenue represented 58% of the Company’s consolidated revenue in 2002 and is highly concentrated among a few customers in the cruise industry.

Solution Area Services

          The percentages of total revenue represented by the Company’s solution areas for the three years ended December 31, 2002 are as follows:

	Year Ended December 31

Solution Area Services Percentage of	2000	2001	2002

Total Revenue	95%	96%	96%

          During 2002, two significant customers, Carnival and Royal Caribbean, accounted for 29% and 22%, respectively, of solution area revenue.  Celebrity, an affiliate of Royal Caribbean, also accounted for 9% of solution area revenue.  Ancillary services and information system product sales for these customers are excluded when calculating percentages of solution area revenue and, consequently, it is coincidental that the customers’ percentages of solution area revenue are identical to their percentages of total revenue.

Solutions Framework and Delivery Methods

          The Company has developed a solutions framework, the Allin Solutions Framework, for guiding the planning and conduct of the solutions-oriented projects performed by the Interactive Media, Technology Infrastructure and E-Business Solution Areas.  The Allin Solutions Framework also assists customers in aligning their business and technology objectives thereby maximizing the effectiveness of the recommended solutions.  The Allin Solutions Framework allows solution planning to draw upon a knowledge base of resources developed through past projects.  It also provides a solution development discipline focused on team and process models used for organizing effective project teams and managing project lifecycles.  The Allin Solutions Framework provides a foundation for planning and controlling results-oriented projects based on scope, schedule and resources.  The adaptable process includes four phases:

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

          The Company’s Interactive Media, Technology Infrastructure and E-Business Media Solution Areas primarily deliver consulting services that are either Allin-managed or co-managed with the customer.  With the Allin-managed delivery method, solution area managers and consultants fully control the planning, development and implementation of turnkey solutions.  Client personnel function as sources of information concerning the business need for which a solution is sought.  With the co-managed delivery method, solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions.  The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods.  Services delivered under the Allin-managed or co-managed methods are viewed by management as being solutions-oriented due to the Company’s performance of high level managerial tasks.  These services are viewed as the most consistent with the Company’s marketing strategy and as offering the potential for higher billing rates and margins.  The Technology Infrastructure and E-Business Solution Areas also currently deliver services under the customer-managed delivery method, with the solution area providing technical resources with specific technical skill sets that the customer utilizes to complement and assist its technical staff in the execution of customer-managed tasks or projects.  Currently, the substantial majority of the services of the Interactive Media, Technology Infrastructure and E-Business Media Solution Areas are delivered on the Allin-managed or co-managed methods.  The Company seeks to continue to primarily provide solutions-oriented services.

Interactive Media

          Revenue from the Company’s Interactive Media Solution Area declined 23% from $10,071,000 in 2001 to $7,759,000 in 2002.  Management believes the most significant factors causing the decline were a schedule delay resulting in the majority of an interactive television system installation project anticipated for 2002 being deferred until 2003, the introduction of a new generation hardware platform for interactive television solutions that significantly reduced pricing on two systems integration projects in 2002, the inclusion of one fewer interactive television system installation in 2002 than in 2001 and the inclusion in 2001 of an unusually large software development project.  Despite the decline in absolute revenue, Interactive Media’s proportion of both the Company’s solution area and total revenue increased by 2% in 2002.  The percentage of solution area and total revenue for the three years ended December 31, 2002 is as follows:

	Year Ended December 31

Interactive Media Percentage of	2000	2001	2002

Solution Area Revenue:
Interactive Media Consulting	6%	21%	20%
Interactive Media Systems Integration	30%	37%	40%

	36%	58%	60%
Total Revenue:
Interactive Media Consulting	6%	20%	19%
Interactive Media Systems Integration	28%	36%	39%

	34%	56%	58%

Industry Overview – Cruise Industry

          The cruise industry, where Interactive Media’s services are focused, is dominated by four large organizations:  Carnival, Royal Caribbean, P & O Princess Cruises PLC (“Princess”) and Star Cruises Group (“Star”).  According to Cruise Industry News Quarterly, in its Winter 2002/2003 edition, these four organizations control more than 90% of the North American and 75% of the worldwide markets.  The four organizations realized aggregate fiscal year 2002 revenue of $11.9 billion, per their respective recent press releases, sizing the overall cruise industry at approximately $15 billion.  Carnival, Royal Caribbean, Princess and Star were operating 108 ships as of the end of 2002, per their respective press releases or web sites.  As noted above, Carnival and Royal Caribbean have been the Company’s largest customers in recent years.  The Company has not to date performed any services for Princess and the Company does not believe Princess is currently utilizing interactive television technology on its ships.  The Company operated an interactive television system under its former owner-operator model under an agreement with Norwegian Cruise Lines (“Norwegian”), entered into prior to Star’s 2000 acquisition of Norwegian, but has not to date performed other services for Star.

          One of the most prominent industry developments during 2002 was the competition between Carnival and Royal Caribbean to acquire Princess.  In late 2001, Royal Caribbean and Princess announced plans for a merger.  Carnival subsequently made a competing offer to the Princess shareholders, which was eventually accepted.  According to the Wall Street Journal, February 10, 2003, Carnival’s planned acquisition of Princess has been approved by regulators in the United States and United Kingdom and is expected to go into effect no later than April 2003 following the anticipated approval by the Princess shareholders.  Following the merger, the combined Carnival-Princess organization will control approximately 49% of the North American and 43% of the worldwide market share in the cruise industry, according to Cruise Industry News Quarterly, Winter 2002/2003 edition.  The Company’s management believes Carnival’s acquisition of Princess could potentially benefit the Company since Princess could utilize interactive television applications previously developed for Carnival, which would decrease the overall cost of interactive television implementation on Princess ships.  There can be no assurance, however, that the Company will obtain future business from Princess following its pending acquisition by Carnival.

          Carnival’s acquisition of Princess will continue a long-term trend toward consolidation in the cruise industry.  In its October 21, 2002 edition, Travel Weekly attributes this trend to several factors including economies of scale for purchasing and operating costs, globalization of operations and benefits from broad-based marketing.  Consolidation is more apparent in the back-office functions of the cruise lines, however, than in public perception.  The brand names of the acquired cruise lines have often been maintained because of their traditional association with a market niche, luxury level or geographic area.  Travel Weekly notes that the trend toward cruise industry consolidation has created scale that has enabled delivery of an increasingly complex and specialized product with more choices in itineraries, activities and points of departure at a decreasing price.  One of the factors cited as resulting from the consolidation trend is the cruise lines’ increasing investment in technology.  The Company’s management believes that interactive television is one of the technologies that enables cruise lines to satisfy the compelling need for automation of shipboard programs.  The Company’s management believes the trend toward increasing technology and automation creates opportunities for additional applications development, consulting and systems integration services to be provided to the cruise industry.  There can be no assurance, however, that such opportunities will result in additional business or improvements in financial results for the Company.

          The cruise industry was one the fastest growing segments of the worldwide travel and leisure industry over the last ten years.  Travel Weekly, in its December 16, 2002 and January 6, 2003 editions, cites Cruise Lines International Association (“CLIA”) estimates of North American cruise passenger levels of 6.9 and 7.4 million for 2001 and 2002, respectively, and reports CLIA projections for 2003 at 8.0 million North American cruise passengers.  Based on this information, the average annual growth rate over the three-year period would be 8%.  This follows passenger level increases from 6% to 10% per year throughout the 1990’s, according to the International Council of Cruise Lines, another industry association.  Rolling Pin Cruise – Connecting Ship, Shore and You, in its November 26, 2002 edition, reported CLIA’s release of research indicating that the number of Americans who “definitely” or “probably” intend to take a cruise in the next three years rose to more than 44 million.  Based on the survey results, CLIA forecasts that 27 million American will take a cruise by the end of 2005.

          Continuation of the cruise industry’s positive long-term growth history and achievement of the CLIA’s future growth forecasts are subject to a number of significant risks.  The cruise industry was negatively impacted over 2001 and 2002 by geopolitical considerations, the worldwide economic downturn and other factors.  The cruise industry experienced a sudden drop in passenger levels following the September 11, 2001 incidents of terrorism in the United States.  Passenger levels recovered to previous levels by early 2002 due to the cruise industry’s short-term strategic responses, according to the New York Times, September 29, 2002, including a significant redeployment of ships from Mediterranean to North American and Caribbean itineraries, diversification to additional North American ports to reduce dependency on air travel, fare reductions and other incentives, and extensive marketing campaigns.  However, due to economic conditions, discounting of cruise pricing has continued throughout 2002.  Cruise line bookings appear to be weakening again recently.  The cruise industry experiences a period of peak activity for cruise reservations at the beginning of each year, which is referred to in the industry as the “wave period.”  The 2003 wave period resulted in bookings below expectations, prompting significant discounting that will negatively impact cruise lines’ passenger yields, at least in the short term.  Industry analysis (Wall Street Journal, January 29, 2003 and Ryan, Beck & Co. Wake Up Call, January 23, 2003) attributes the recent slump in bookings to the continuing economic downturn, a lack of consumer confidence in near-term economic recovery, recent negative publicity concerning outbreaks of the Norwalk virus on cruise ships and concern that American military action against Iraq will prompt retaliatory terrorist incidents.  Both the Wall Street Journal and Ryan Beck & Co. analyses note, however, that the cruise industry is currently faring better and is better positioned for recovery than other segments of the travel and leisure industry due to its mobility, flexibility, high customer satisfaction and delivery of an attractive value package for consumers.  There can be no assurance, however, that cruise industry passenger levels will either grow or be maintained at current levels, or that any growth realized will result in improved financial results for the cruise industry.

          The cruise industry responded to growing demand during the 1990’s by initiating programs to build a significant number of new ships to increase industry capacity.  The Fall 2002 edition of Cruise Industry News Quarterly lists firm orders for thirty-five new ships to enter service from the fourth quarter of 2002 to 2006.  Of these, twenty-nine are for cruise lines operated by Carnival, Royal Caribbean and Princess.  The new-build boom appears to be slowing, however, according to Cruise Industry News Quarterly, with the decline in new-build orders becoming more pronounced after 2004.  U.S. News & World Report, in its February 17, 2003 edition, also reports that the recent capacity growth in the industry combined with the impact of the economic downturn and world events have resulted in the need for significant discounting by cruise lines to maintain passenger levels.  U.S. News & World Reports notes the recent trend has raised increasing concerns about overcapacity in the cruise industry.  Capacity added to the industry from new ships will be partially offset by withdrawal of older ships from service.

          Cruise Industry News Quarterly,  Fall 2002 edition, estimates the cost of the vessels to be built between 2002 and 2006 will range from $400 to $700 million.  The sheer size and scope of new build projects require significant lead times, significant financial commitments throughout the design and build process, and leave little scheduling flexibility once projects are committed.  Cruise Industry News Quarterly notes many of the planned new ships are part of a series of ships designed with similar size and characteristics to capture economies of scale for structural components and construction labor, which typically reduces the cruise lines’ flexibility in scheduling since the entire series will be committed to one of four European ship builders utilized by the cruise lines.  These factors make the cruise lines less likely to delay ships scheduled for completion in the near term.  Delays or cancellation of new build projects are more likely for projects further out on the time horizon.  The majority of the Company’s interactive television installations have, to date, been on newly built ships rather than ships in service.  The Company’s management believes the more competitive pricing that can be offered for systems with the newest generation all-digital head-end will enhance the Company’s prospects for future retrofit installations on ships in service, since the lower system prices will increase the cruise lines’ return on investment.  There can be no assurance, however, that the Company will continue to receive contracts for future interactive television installations in the cruise industry, for either new builds or ships in service, or that any sales will result in the desired improvements to the Company’s financial condition or results of operations.

Marketing Objectives

          The Company’s expertise in designing and installing interactive systems has been recognized in the cruise industry, where its interactive television solutions are now the system of choice for the world’s two largest cruise organizations, Carnival and Royal Caribbean.  Twenty-two shipboard interactive television systems installed by the Interactive Media Solution Area since 1995 are currently in operation for Carnival, Celebrity and Royal Caribbean.  Nine additional system installations are either in process in the first quarter of 2003 or are under contract for 2003 and 2004 for Carnival, Costa and Royal Caribbean.  The Company’s management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services.  Over thirty applications have been developed by Interactive Media for the cruise industry to generate incremental revenue, promote operating efficiencies and enhance customer service.  Interactive Media’s management estimates that the revenue producing applications developed for, and implemented on, cruise ships will generate more than $200 million of revenue for the cruise lines in 2003.  Management believes that Interactive Media’s extensive tenure and unmatched experience in operations and applications development make the Company the industry leader in providing interactive television services to the cruise market.  The Company intends to emphasize this industry leadership position in marketing Interactive Media services to the cruise industry.

          Interactive Media’s extensive experience and broad based development and implementation capabilities enable solutions giving customers a degree of flexibility and control that management believes is unparalleled among cruise market service providers.  Interactive Media offers customers design control enabling the creation of unique applications and systems for individual cruise lines or ships, architectural control by enabling operations over digital, radio frequency-based and hybrid distribution systems and functionality control by allowing customers to pick from over thirty working service or entertainment applications or to design unique applications.  Management believes that Interactive Media’s systems integration solutions are cost-effective because they leverage a pooled set of advanced head-end equipment, minimizing the capital cost associated with each end user.  Interactive Media solutions can be adapted to deliver customized applications across existing or new digital networks or radio frequency distribution systems, providing extensive cost flexibility for customers.  Interactive Media also offers extensive support services which have kept systems running efficiently and cost-effectively for over seven years.  The Company intends to market Interactive Media services on the basis of the flexibility, control and cost-effectiveness factors described above as well as the availability of comprehensive support services.

          The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services.   Management believes ongoing efforts to lower system costs and enhance incremental revenue and return on investment will be key factors in making implementation of interactive television systems on ships currently in service more attractive to the cruise industry.  To date, the majority of installations performed by Interactive Media have been on newly built ships.  The level of cruise industry new-build commitments is lower in 2003 and 2004 than in recent years, and commitments for new builds are expected to decline further in the following years, increasing the Company’s need to transition focus to ships currently in service.  The Company’s ability to work with its suppliers to continue to drive down the cost of future system implementations and the Company’s efforts to facilitate customer revenue enhancements will be key factors affecting the Company’s future competitiveness in providing services for the cruise industry.

          Management believes Interactive Media’s extensive experience in applications development and interactive televisions system implementation, the broad scope of developed applications, the large installed base of existing systems, and the cost effectiveness of the Company’s interactive television solutions create a competitive advantage for the Company over its competitors.  The level of Interactive Media services provided for cruise industry customers is subject to uncertainty, however, as cruise line passenger levels and revenue may be negatively impacted in 2003 by the continuation of the current economic downturn and geopolitical considerations such as the impact of war or future incidents of terrorism.  There can be no assurance that the Company will continue to receive orders for additional system sales beyond those already obtained or that any sales made will result in the desired improvements to the Company’s financial condition or results of operations.  Interactive Media’s management will evaluate opportunities for development and other consulting or systems integration services that arise with organizations outside the cruise industry, but management does not expect to aggressively pursue such opportunities in the near future.

Interactive Media Consulting

          Operations.  The Interactive Media Solution Area offers consulting services specializing in development of interactive media applications that the Company’s management believes enable customers to improve service and increase productivity and revenue.  These include, among others, shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service and wine ordering, meal reservations, shipboard and destination shopping promotion, distribution of activities and ship informational content, future cruise previews and passenger amenities such as internet access, music on demand, news updates, stock quotes, cabin messaging and wake-up calls.  Arrays of these applications are currently in use on twenty-two cruise ships with nine additional ship implementations currently in process or under contract for 2003 and 2004.  Interactive Media has also developed applications in the past for healthcare and educational institutions, including on-demand viewing of information related to medical conditions and procedures and on-demand viewing of educational programs.

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

          In February 2001, the Company entered into a contract with Carnival for applications development for interactive television systems to be installed on six Carnival ships under a related agreement for systems integration services.  Development included applications such as on-demand access to shore excursion previews and ticketing, room service ordering, pay-per-view movies, Internet access capabilities, and ship information dissemination capabilities.  Applications development for the Carnival interactive television systems constituted the largest among Interactive Media’s consulting projects in 2001.  No development project of similar magnitude was carried out in 2002, contributing to a 29% decline in Interactive Media consulting revenue from 2001 to 2002.  Consulting services in 2002 included applications development, technical architecture design, configuration and implementation related to interactive television systems, and maintenance and support services for Interactive Media’s installed base of interactive television systems.

          During 2002, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office.  Portions of larger engagements were performed at sites designated by customers.  It is anticipated that 2003 operations will be conducted in a similar manner.  During 2002, three significant clients, Carnival, Royal Caribbean and Celebrity, collectively accounted for 97% of Interactive Media consulting revenue.  Revenue is expected to remain highly concentrated in 2003.

          Labor Supply Considerations.  Interactive Media’s services are labor intensive and utilize the Company’s consultants and engineers.  The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, advertising and other means as necessary.  The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, despite periods of labor shortage for technically skilled personnel.  Because the Interactive Media Solution Area offers services in specialized technology niches, extensive training is provided to consultants and engineers to enhance their skills.  Compensation for Interactive Media’s technical staff is primarily salary-based.

Interactive Media Systems Integration

          Operations.  During 2002, Interactive Media completed or substantially completed interactive television systems integration projects on Carnival’s Conquestand Legend, Royal Caribbean’s Brilliance of the Seas and Navigator of the Seas and Celebrity’s Constellation.  Interactive Media also recognized systems integration revenue related to the late stages of three projects begun in 2001 as well as the early stage of work on an installation where the majority of the revenue will be recognized in 2003, with the combined revenue approximating a sixth ship installation.  The latter project had been expected to be completed in 2002 prior to implementation schedule delays.  Interactive Media installed seven shipboard interactive television systems in 2001, with the difference primarily attributable for the 20% decline in Interactive Media systems integration revenue from 2001 to 2002.  Seven shipboard interactive television system installation projects are committed for 2003, including two for Carnival, three for Costa and two for Royal Caribbean.  Two additional projects have already been committed for 2004, one each for Costa and Royal Caribbean.

          Interactive Media solutions leverage a pooled set of advanced head-end equipment to deliver customized applications across digital networks or radio frequency distribution systems to end-user monitors or televisions.  The interactive television system architecture features a centralized head-end pool of Windows-based computers dynamically allocated to end users.  Solutions for radio-frequency based distribution systems utilize low cost televisions, set top boxes and remote controls for end-user access.  Solutions for digital networks also use a centralized head-end architecture but communicate with end-user monitors or high-definition televisions over Ethernet or ATM-based networks.  The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server enables flexible delivery of video content from various sources.  The solution is Internet accessible and supports highly-functional applications and high-end graphics and MPEG content.  The essence of either type of Interactive Media solution is to bring the functional equivalent of a Windows-based personal computer to every end user without the expense of supplying and servicing an actual computer for each potential user.  The Company’s interactive television solutions can be integrated with new or previously existing cable broadcast or information system networks, thereby enhancing their cost effectiveness.  During 2002, Interactive Media began to implement the new generation all-digital head-end On Command hardware platform.  The new platform takes advantage of the increased availability of digitally-formatted movie content and offers functionality and reliability improvements with significant reductions in head-end equipment costs.  Interactive Media was therefore able to offer reduced pricing to its customers for projects that utilized the new platform, increasing their return on investment.

          During 2002, Interactive Media systems integration operations were conducted primarily through technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office.  Substantial portions of the work associated with major systems integration projects were performed onsite by Interactive Media personnel at various domestic and international locations, typically at European shipyards for installations on newly built ships or at sea for installations on ships currently in service.  It is anticipated that 2003 operations will be conducted in a similar manner.  Systems integration services were provided in 2002 exclusively to three significant customers, Carnival, Royal Caribbean and Celebrity.  Revenue is expected to remain highly concentrated in 2003.

          Equipment Supply Considerations.  Interactive Media’s interactive television solutions utilize state of the art hardware purchased from On Command.  On Command is one of the world’s largest providers of interactive television services to the lodging sector of the travel and leisure industry.  On Command presently estimates its installed lodging base as approximately 890,000 rooms in over 3,300 properties.  Allin Interactive and On Command have had a Supplier Agreement in place since 1999 under which On Command has agreed to exclusively sell Allin Interactive its proprietary hardware platforms and end-user components for use in the cruise market.  The Company believes the On Command product offers substantial functionality improvements over components previously used in interactive television systems.  On Command devotes considerable effort to researching hardware capabilities and developing specifications and configurations for hardware platforms and end-user components that optimize the speed and reliability of interactive television operations.  Allin Interactive has designed and developed unique application software which management believes maximizes the capabilities of the hardware for its end-user markets.  On Command frequently introduces improvements to its hardware platforms and end-user components which Interactive Media is able to utilize, such as the 2002 introduction of an all-digital head-end configuration.  The Company’s management believes the relationship with On Command helps maintain the technological competitiveness of Interactive Media’s services while minimizing research and development costs.  The Supplier Agreement also provides Allin Interactive with an exclusive license to use certain software necessary to operate the On Command equipment in the cruise market.  Under the agreement, On Command may request a license to use any modifications to the On Command software developed by the Company.

          The Company purchased approximately $3,400,000 of product from On Command in 2002 and has purchased in excess of $11,000,000 of product since the Supplier Agreement went into effect in 1999.  The current expiration date of the Supplier Agreement is December 31, 2003.  The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement.  The Company expects a new agreement to be completed prior to the expiration of the current agreement.  However, there can be no assurance that a new agreement will be entered into prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement.  Failure to replace the existing agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects, which may necessitate increased research and development costs.  The Company’s Interactive Media operations would be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.

          Certain computer hardware and software, networking components and radio frequency-based communication equipment utilized in Interactive Media projects is purchased from other suppliers.  These components are readily available and may be purchased from a number of vendors.  The Company does not manufacture any of the hardware components utilized in systems integration projects.  The Company did not experience any problems obtaining components necessary for carrying out its 2002 systems integration projects on a timely basis and does not anticipate any such difficulties in 2003.

          The following discussion of backlog and pricing and competition applies to both the consulting and systems integration services provided by the Interactive Media Solution Area.

          Backlog and Pricing.  As of December 31, 2002, the Company had a committed backlog of approximately $8,778,000 for Interactive Media consulting and systems integration services.  The substantial majority of the backlog, approximately $6,956,000 is expected to be earned in 2003, with the remaining $1,822,000 expected to be earned in 2004.  This compares with committed backlogs for Interactive Media consulting and systems integration services of approximately $8,760,000 as of December 31, 2001.  The backlog as of December 31, 2002 includes development, configuration and implementation labor and equipment associated with four shipboard interactive television systems under an agreement entered into with Costa in October 2002, three shipboard interactive television systems under agreements with Royal Caribbean, one new shipboard system order under a contract amendment with Carnival and remaining applications development and interactive television system commitments under the agreements entered with Carnival in February 2001.

          Because of the significant proportion of fixed price services included in Interactive Media’s consulting and systems integration operations over the last three years, meaningful hourly rate information is not available.  Interactive Media’s gross profit percentage on consulting and systems integration services increased from 43% in 2001 to 48% in 2002.  The increase is attributable to Interactive Media’s ongoing efforts to more cost effectively purchase equipment, which resulted in higher-margin labor-based activity typically representing an increased portion of implementation revenue.

          Competition.  The market for providing interactive media consulting and systems integration services to the cruise industry is a niche market with a small number of competing companies.  The Company competes with other companies utilizing various technologies and marketing approaches, some of which companies may be larger and may have greater financial resources than the Company.

          In the cruise market, competition currently comes from several companies.  IDF GmbH, a German company, has installed a digital-based system on the Happag Lloyd cruise ship Europa and has contracted with the Cunard Line for a system to be installed on Cunard’s Queen Mary 2, which is expected to enter service in early 2004.  Another German company, Prodac Media AG (“Prodac”), announced in September 2002 that it will install an interactive system on the Radisson ship Seven Seas Voyager.  Prodac also operates systems on several Festival Cruises ships that Interactive Media’s management believes are primarily for pay-per-view movie operations.  Prodac is a large operator of lodging-based interactive television systems in Europe.  An American company, Insystcom, Inc., announced in February 2003 that it would install its interactive entertainment system on the four ship fleet of Silversea Cruises, Ltd.  Insystcom, Inc.’s management was formerly associated with another competitor, The Network Connection, Inc., which no longer competes in the cruise market.

          The Company believes that Interactive Media systems integration solutions are cost-effective because they can leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency-based distribution systems to low-cost end-user components.  The Company believes the cost-effectiveness of its solutions, its wide array of developed fully-functional applications and Interactive Media’s extensive experience providing services to the cruise industry provide advantages that form the basis for its competition in this market.  However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or develop innovative technologies that can successfully compete with the Company.  There can also be no assurance that competition for system implementations will be solely on a service provider basis as interactive competitors, including the Company, have at certain times been willing to make significant capital commitments to obtain system implementations.

Technology Infrastructure and E-Business

          The percentages of solution area and total revenue from the Company’s Technology Infrastructure and E-Business operations for the three years ended December 31, 2002 are as follows:

	Year Ended December 31

Percentage of	2000	2001	2002

Technology Infrastructure
Solution Area Revenue	19%	16%	13%
Total Revenue	18%	15%	12%
E-Business
Solution Area Revenue	11%	15%	18%
Total Revenue	10%	14%	17%

          Revenue from the Company’s Technology Infrastructure Solution Area experienced a significant decline of 38% in 2002, after having experienced a similar decline of 29% in 2001.  Management attributes the decline primarily to the general economic downturn over the last two years, which has resulted in a substantial curtailment of spending for technology-based services.  During 2002, two significant customers, the Pittsburgh Public School District and Buchanan Ingersoll PC, accounted for 22% and 13%, respectively, of Technology Infrastructure revenue.

          Revenue from the Company’s E-Business Solution Area decreased 7% in 2002, following a 16% increase in 2001.  Two significant customers, Heller Ehrman White & McAuliffe LLC and Gartner, Inc., accounted for 32% and 12%, respectively, of E-Business revenue in 2002.  In 2001, Gartner, Inc., accounted for 64% of E-Business revenue.  Many of the projects for Gartner, Inc. were completed prior to the end of 2001 and E-Business revenue derived from this customer declined substantially in 2002.  The E-Business Solution Area was able to obtain new business from a more diverse group of customers to offset the majority of the decline in business from Gartner, Inc.

Industry Overview – Technology Consulting Services

          The information technology services industry, in which the Company’s Technology Infrastructure and E-Business Solution Areas compete, was expected to experience minimal growth of 2.8% in 2002, down from the 2001 growth rate of 4.2%, according to the November 15, 2002 Gartner, Inc. report Worldwide Forecast for IT Services:  November 2002 Update.  The industry segments in which the Company’s Technology Infrastructure and E-Business Solution Areas compete, information technology consulting and development and integration, were flat in 2002 after experiencing 2.6% growth in 2001.  The Gartner, Inc. report sizes the worldwide consulting and development and integration services market at an estimated $230 billion in 2002, with the North American market accounting for about half of the worldwide market.  Gartner forecasts modest growth in these segments of 3.8% in 2003 and an average annual growth rate of 6.9% from 2004 through 2006, when the estimated market size will be $337 billion.  Gartner’s projected 2003-2006 worldwide information technology services average annual growth rate of 7.3% is lower than Gartner’s earlier forecasts due to the continuing impact of poor economic conditions and geopolitical concerns.  Industry analyst IDC is slightly more optimistic for the domestic economy, forecasting an average annual growth rate of 8.4% for the American information technology services market over this period, according to its December 17, 2002 press release Moderate Growth Projected for U.S. IT Services Market Over the Next 18-24 Months, IDC Research Reveals.  The double-digit annual growth rates experienced throughout the 1990’s and early 2000 are not expected to reoccur in the foreseeable future.

          The Gartner, Inc. report 4Q02 Update: IT Services Forecast Scenarios 2001-2004, December 6, 2002, identifies three factors which most strongly impact spending for IT Services: the degree of decision-maker confidence, the pace at which services vendors create compelling innovation using already available technology and the speed at which users’ aging technological assets are seen as negatively impacting business in terms of making or saving money.  Gartner notes that continuing uncertainty in the global economy has shaken decision-maker confidence, leading buyers into a cost-cutting mode where they focus on making do with the technological assets they already have.  Gartner reports that these conditions are causing decision-makers to forgo or delay new projects due to higher standards for capital investment and return on investment.  Gartner also notes that no pervasive new technology is seen on the horizon to drive short-term demand for development and integration services.  The Lyndhurst Technology Review of January 2003 similarly reports that client management remains focused on the further integration of existing technological infrastructure and the further realization of financial return from existing technology, resulting in projects awarded to service providers tending to be relatively small.

          As noted above, however, Gartner does forecast modest 2003 growth for technology services spending, noting in 4Q02 Update: IT Services Forecast Scenarios 2001-2004 that competitive pressures will make it difficult for companies to maintain a non-investment mode for technology indefinitely.  Gartner forecasts that the trend toward optimization of environments and cost savings initiatives such as server consolidation would generate some growth in 2003.  The Computerworld article Security and E-Business Will Dominate 2003 IT Spending, December 2, 2002, reports that a poll of Chief Information Officers identified security initiatives and business-to-business and business-to-consumer e-business initiatives as priority areas for 2003 technology spending.

          Despite the current economic difficulties for technology consulting services, many factors are identified that support long-term growth in the industry.  Trends expected to generate future growth in demand for technology consulting services are increasing security concerns, continuing growth of Internet-based business and applications and the development of more comprehensive web services architecture.  The growing adoption of Internet-based applications has resulted in both more distributed physical networks and access to systems expanding to customers, suppliers and employees through websites, portals, intranets and extranets.  Usage of alternate devices such as cell phones, personal digital assistants and wireless networks to access systems is also expected to continue to expand in the future.  IDC forecasts an average annual growth rate of 24% from 2001 to 2006 for security-oriented IT services, per its February 4, 2003 press release Total IT Security Market –Including Software, Hardware and Services – to Reach $45 Billion by 2005, According to IDC.  IDC believes demand for security-oriented services will increase as companies continue to need help developing enterprise-wide risk management strategies to mitigate potential liabilities and provide a trusted environment for stakeholders.  The Standard & Poor’s Industry Survey Computers: Commercial Services of July 25, 2002 notes that continued expansion of business-to-business commerce over the Internet remains a significant positive factor for commercial technology services companies as tying together e-commerce sites with back office systems is a complex process requiring the need for outside expertise.  The Computerworld article Investing Now for the Upturn Later, November 8, 2002, reports industry analyst Forrester, Inc.’s research advocating the adoption of web-based technologies to help companies create tighter links with customers and suppliers and run internal operations more efficiently.  Web services technology architecture represents a fundamental technological shift toward access to systems and applications through Internet-based rather than network-based interfaces.  Web services are still in an early developmental stage of evolution, but are a significant area for research and development for large technology organizations such as IBM and Microsoft that seek to develop web services standards and address security issues, according to the eWeek article, Web Services Vendors See Need for Improvement, January 29, 2003.  IDC forecasts that web services will become the dominant distributed computing architecture in the next ten years, according to Web Services Are Becoming Reality:  IT Opportunity Around Web Services Will Reach $21 Billion by 2007, According to IDC.

          The Company maintains a strong Microsoft focus in its solutions areas.  Microsoft is a dominant force in the information technology industry, particularly in software for personal computer operating systems.  Microsoft’s dominance to date has been in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses.  In November 2002, settlement of an anti-trust action eliminated the then pending possibility of a court-ordered breakup of Microsoft.  During 2003, Microsoft has indicated that it will introduce the latest version of its operating system, Windows Server 2003, a new version of the Office productivity suite and its Visual Studio .NET 2003 web services-based development environment and related products.  Microsoft’s operating strategy involves a large network of third party providers for service and support for its products.

          The Standard & Poor’s Industry Survey Computers: Commercial Services of July 25, 2002 forecasts an eventual labor shortage for qualified information technology professionals once the current economic downturn ends.  The information technology labor market could tighten again if information technology spending resumes and the business environment improves.  The Standard & Poor’s report indicates this trend could benefit technology service providers as businesses not primarily revolving around computers can be expected to have trouble attracting and recruiting the best technology professionals.  Management believes that information technology services firms will depend on the attractiveness of a broad mix of business and a focus on emerging technologies to compete for resources in a tighter labor market.

          The computer services industry includes companies diverse in size and scope of activities and includes hardware and software vendors with significant computer services operations and large and small entities primarily focused on technology-related consulting.  The industry experienced significant consolidation in recent years as firms seek to broaden technological skills or geographical presence and as economic conditions have driven many smaller providers from the marketplace.

Marketing Objectives

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

          Management believes the solutions offered by the Technology Infrastructure and E-Business Solution Areas allow customers to take advantage of the latest technological capabilities, increase productivity by improving the flow and accessibility of information and empower customer personnel with business intelligence for fast and effective decision making.  Management also believes Technology Infrastructure and E-Business solutions eliminate inefficiencies and help customers to reduce costs.  Management believes these solution areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and on the basis of performance in meeting customer needs.  There can be no assurance, however, that the Technology Infrastructure and E-Business Solution Areas will be able to expand or maintain their current levels of business in the future.

          The Technology Infrastructure and E-Business Solution Areas utilize dedicated sales personnel based in the Company’s Pittsburgh and Northern California offices to pursue potential sales opportunities.  The Company utilizes a variety of resources to help identify potential opportunities, including industry and community networking, existing customers and technology partner channels.  Microsoft is an important source of technology partner referrals.  Representatives of the Technology Infrastructure and E-Business Solution Areas and marketing personnel also conduct frequent seminars on new technology developments and potential business applications as an integral component of marketing efforts.  Activity of this type has increased recently with Allin Consulting-California conducting frequent workshops on Microsoft’s new .NET technology.  The objective of these workshops is to introduce the .NET framework to potential customers and to encourage them to build applications utilizing Visual Studio .NET.

          Management intends to continue the Microsoft focus in the Company’s Technology Infrastructure and E-Business operations through ongoing training and certification of its consultants and through joint marketing efforts with Microsoft.  Management believes that the Company’s Microsoft gold-certified partner designations and participation on advisory councils and the .NET Blitz team, which are described above under General Development of Business, provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings and serve as a competitive advantage in the marketplace.  Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from Microsoft’s expected growth in Internet, business intelligence and infrastructure media products since Microsoft has historically relied extensively on third parties for custom development and integration services.  No assurance can be given, however, that any growth or change in Microsoft’s product sales will result in increased revenue or profitability for the Company.  There can also be no assurance that revenue growth or profitability improvements will be realized in 2003 due to the Company’s relationship with Microsoft

Technology Infrastructure

          The Company has developed a long-standing expertise in technology infrastructure and is a member of Microsoft’s Technical Infrastructure Partner Advisory Council.  The Company’s management believes, despite the setbacks experienced in 2001 and 2002 due to the economic downturn, that certain trends in technology will be favorable to future growth for Technology Infrastructure.  Among these trends are heightened security concerns arising from apprehension over terrorism, demand for increasing accessibility to information networks and the proliferation of increasingly complex software and operating systems.  Management believes these trends could have a beneficial impact on the Technology Infrastructure Solution Area once general economic conditions improve.  There can be no assurance, however, that these trends or improving economic conditions will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

          Technology Infrastructure Solution Area services focus on customers’ network and application architecture, messaging systems and security systems.  Technology infrastructure is the foundation upon which technology applications are built.  Network and application architecture deals with network design, local and remote access, Internet connectivity and operating system protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas.  Effective messaging systems are collaboration tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity.  Security solutions provide combinations of firewalls, virus protection and intrusion detection to protect Web servers, e-mail servers and other network components.  Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities.

          The Technology Infrastructure Solution Area services maintain a focus on Microsoft BackOffice technology including Windows XP and 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server.  Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000, Active Directory and SharePoint and utilize both Microsoft’s Mobile Information Server and Research in Motion Blackberry devices to create mobile solutions.  Security-oriented projects often utilize Microsoft Internet Security & Acceleration Server technology as well as NetIQ products designed for network monitoring.  The Company believes that Technology Infrastructure services enable its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

          The goal of the Technology Infrastructure Solution Area is to develop and implement enterprise-quality, scalable solutions solving business problems, thereby bringing tangible benefits to customers.  Technology Infrastructure follows the Allin Solutions Framework in planning and executing its engagements.  The framework is intended to assure proper identification of customer goals for each project and that the recommended solution provides benefits to the customer’s organization.

          Examples of recent Technology Infrastructure projects include:

•

Assisted a large retailer with close to 500 stores in 22 states in identifying business needs and selecting appropriate components of Windows 2000 and Exchange 2000 Active Directory.  Developed and deployed a single Windows 2000 and Exchange 2000 infrastructure that enhanced email functionality, performance and administration and provided a scalable and flexible model to support growing retail operations.

•

Assisted a leading provider of collaborative manufacturing commerce solutions with migration to Windows 2000 and Exchange 2000 Active Directory.  Technology Infrastructure successfully designed, planned and managed the migration, helping the customer demonstrate its commitment to cutting-edge technology and progressive solutions, thereby enhancing its image with its clients.

•

Performed an application and network assessment and security remediation for a business-to-business premiums provider that provided the customer with a more stable, protected network environment better able to sustain growth and less susceptible to system attacks.

•

Implemented a Microsoft SMS-based solution for a managed healthcare delivery system that automated software deployment and tracking and provided diagnostic tools for remote troubleshooting.  The solution allows software deployment to be automated from a central location, allowing more timely rollout of new software and minimizing rollout time for internal technical staff.

•

Designed a thin-client solution for a regional grocery store chain with 140 stores in three states to provide remote access of standardized applications to individual stores and remote employees without compromising security or performance, enhancing the organization’s control over its business processes.

          Technology Infrastructure consulting is performed by both of the Company’s Allin Consulting subsidiaries utilizing personnel based in the Company’s Northern California and Pittsburgh locations.  Allin Network also provides limited network monitoring and consulting services in Pittsburgh.  The majority of services were billed on an hourly basis with the remainder based on fixed prices.  During 2002, projects tended to be smaller and of shorter duration than in prior years.  Management attributes this to technology spending constraints caused by the economic downturn.

          There are common attributes to backlog and pricing, supply considerations and competition for the Technology Infrastructure and E-Business Solution Areas.  Discussion related to both solution areas is presented below under E-Business.

E-Business

          Management believes demand for E-Business consulting services has also been negatively impacted during the economic downturn of the last two years, but that the impact has been much less pronounced in E-Business than in the Technology Infrastructure Solution Area.  Management also believes the negative impact of the economic downturn started later in 2001 for E-Business.  Management expects Internet-driven growth, the complex nature of business intelligence products and the growing interfacing of electronic business with traditional business operating systems will be market forces representing an opportunity for growth in future periods for the E-Business Solution Area.  There can be no assurance, however, that the Company will realize revenue growth related to its E-Business services.

          The E-Business Solution Area provides customized, scalable solutions that management believes enable customers to generate, organize and deliver critical data across their organizations while keeping data protected and secure.  E-Business solutions focus on application development and integration, business intelligence and information management portals.  E-Business designs and integrates customized applications that automate processes, streamline workflows and respond to a customer’s specific business needs.  E-Business creates solutions based on the latest business intelligence technologies, including customer relationship management and supply chain management applications, that organize raw data into understandable information that can provide customers with crucial competitive advantages.  E-Business also designs and implements information management portal solutions that connect to the customer’s transactional systems and provide for quick, efficient and secure access and delivery of information for customers, suppliers and employees.  The E-Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets.  These services provide tools to empower customer personnel with the business intelligence for fast and effective decision making.  E-Business solutions are targeted at increasing customer productivity, eliminating inefficiencies and reducing costs.  The Company’s expertise in these areas of technology is demonstrated by its inclusion in Microsoft’s Business Intelligence Partner Advisory Council.

          E-Business develops solutions based on Microsoft’s Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs.  E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server and .NET to develop cost effective, scalable solutions.  Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures.  Using Microsoft technology such as SharePoint, Digital Dashboard, SQL Server and Exchange 2000, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format.  E-Business performs solutions services for Web applications using Visual InterDev and ASP with SQL Server and performs Web-based development services using Java and HTML.

          E-Business follows the Allin Solutions Framework in planning and executing its engagements.  The framework is intended to assure proper identification of customer goals for each project and that the recommended solution provides the anticipated benefits to the customer’s organization.

          Examples of recent projects completed by the E-Business Solution Area include:

•

Created a business-to-business Internet site for a food distributor that provided secure access for on-line customer orders including special delivery instructions.  The solution produces both immediate order confirmations as well as follow up messages and provides past order information.

•

Utilized Microsoft’s BizTalk Express solution framework to integrate disparate enterprise resource planning and customer relationship management systems for backlog order information.  The solution provided robust, automatic dataflow of backlog order information between the systems and provides for future cross-system processing of other document types.

•

Developed a web-based content management system for a research and advisory company enabling the creation and publishing of electronic data sets and market research reports to their website.  The solution expanded the capabilities of the company’s non-technical employees to administer content and substantially reduced the cycle time for creation and delivery of products to customers.

•

Designed an RFQ builder for an Internet market provider utilizing Microsoft Office Integration that provides users with an Excel interface for client, vertical market and commodity information, then automatically inserts text excerpts from pre-defined and pre-loaded data presenting market makers with a completed RFQ Word document available for review and customization.  The solution significantly decreased RFQ production time for the customer.

•

Developed a secure web portal for a pharmaceutical company to facilitate medication orders for transplant recipients.  The site also serves as a repository for medical information and patient stories for the transplant community and supports three levels of membership and several layers of security.

          E-Businessconsulting was performed by both of the Company’s Allin Consulting subsidiaries utilizing personnel based in the Company’s Northern California and Pittsburgh locations.  The majority of services were billed on an hourly basis with the remainder based on fixed prices.

          The following discussion of backlog and pricing, supply considerations and competition relates to both the Technology Infrastructure and the E-Business Solution Areas.

          Backlog and Pricing.  As of December 31, 2002, committed backlog totals for the Technology Infrastructure and E-Business Solution Areas were approximately $135,000 and $634,000, respectively, all of which is expected to be earned in 2003.  As of December 31, 2001, committed backlog totals for the Technology Infrastructure and E-Business Solution Areas were approximately $225,000 and $275,000, respectively.  Management believes the growth in E-Business backlog reflects the Company’s success in delivering services of the highest quality to solidify long-term customer relationships.  The majority of committed E-Business backlog is with long-term customers.  Management believes the relatively low level of committed backlog for Technology Infrastructure is reflective of market conditions and the prolonged negative impact of the economic downturn on technology spending.  Technology Infrastructure backlog as of December 31, 2002 consists mainly of small projects expected to be of short duration.

          Average billing rates for the Technology Infrastructure and E-Business Solution Areas as of December 31, 2002 were $155 per hour for Northern California-based operations and $85 for Pittsburgh-based operations.  This represents an approximate 2% increase for Northern California average billing rates and a 10% decrease in Pittsburgh average billing rates during 2002.  Average billing rates for these respective solution areas were $151 and $136 per hour for Northern California-based operations and $94 and $96 per hour for Pittsburgh-based operations as of December 31, 2001 and 2000, respectively.  Management believes the changes over the last two years are reflective of the difficult market for technology consulting services due to the economic downturn.

          Supply Considerations.  The services performed by the Technology Infrastructure and E-Business Solution Areas are primarily labor intensive and are provided by the Company’s consultants and engineers.  The Company’s Allin Consulting subsidiaries maintain an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, advertising and other means as necessary.  The Company has not, to date, experienced undue difficulty in recruiting qualified consultants.  The general economic downturn caused staff reductions in many companies and technology consulting firms during 2001 and 2002, diminishing alternate employment prospects for the Company’s consultants and engineers.  Compensation for the Company’s technical consulting staff is primarily salary-based, with some hourly production-based employees.  The Company’s management believes that a salary-based model helps to foster continuity in the consulting staff and long-term improvement of its technical knowledge capital while reducing the costs of employee turnover.  From time to time, these solution areas will utilize the services of independent contractors, particularly when specialized technical knowledge is needed for certain projects of limited duration.  The computer hardware, software and supplies purchased to support the operations and consultants of these solution areas are readily available from a large number of suppliers.

          Competition.  The technology consulting industry is very fragmented with a large number of participants due to historic growth of the overall market for services and low capital barriers to entry.  Competitors include very large consulting organizations such as Electronic Data Systems Corporation, Ciber, Inc., Accenture, Ltd., Computer Associates International, Inc., Keane, Inc. and Sapient Corporation.  Computer hardware and software manufacturers and vendors also provide a significant level of computer consulting services although these are generally oriented toward development and support for their other products.  Examples are International Business Machines Corporation, Oracle Corporation, Hewlett-Packard Company, Unisys and BearingPoint, Inc..  Management believes the larger competitors are generally oriented to very large engagements.

          Management believes that the solution areas’ strongest competition comes from smaller regional or local consulting firms with service specialties similar to the Company’s and from smaller national organizations with strong operations in the markets where the Company’s services are concentrated.  In the Northeastern United States, competitors would include firms such as Stargate.net, Inc., PC Solutions and SARCOM.  In Northern California, local competitors tend toward specialization.  E-Business competitors would include firms such as Terrace Consulting, Inc., Magenic Technologies, Inc. and Vertigo Software, Inc.  Competitors for Technology Infrastructure would include firms such as Convergent Computing, PCS Networks and Coyote Creek Consulting, Inc.

          Allin Consulting competes primarily on a service and performance basis.  The Company’s customer-oriented approach seeks to develop long-term relationships where Allin Consulting becomes the established consultant helping customers solve their business problems through technology.  Management believes the Company’s competitive advantages include the quality and broad scope of its services and its expertise in Microsoft-based technology.

Outsourced Services

          Revenue from the Company’s Outsourced Services declined significantly as a portion of solution area and total revenue from 2000 to 2002.  The percentage of solution area and total revenue for the three years ended December 31, 2002 is as follows:

	Year Ended December 31

Outsourced Services Percentage of	2000	2001	2002

Solution Area Revenue	34%	12%	8%
Total Revenue	32%	11%	8%

          Industry Overview.  Demand for customer-managed outsourced technical resources to provide a specialized technical skill set or to supplement the customer’s technical staff has been falling, according to The Standard & Poor’s Industry Survey for Computers: Commercial Services of July 25, 2002.  The Standard & Poor’s survey attributes the decline to the current  dominance of client/server network configurations, where the availability of pre-packaged software and software application development tools have lessened the need for custom programming.

          Marketing Objectives.  The Company places significantly greater marketing emphasis on the interactive media and Microsoft-based solutions-oriented services offered by the Interactive Media, Technology Infrastructure and E-Business Solution Areas.  While the Company is not aggressively seeking new clients for its Outsourced Services operations, renewal and expansion of services with existing clients are being solicited.

          Operations.  The Company’s Outsourced Services operations provide resources with varied technical skill sets that customers utilize to complement or assist internal staff in the execution of customer-managed projects.  All Outsourced Services engagements utilize the customer-managed delivery method.  Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications.  Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies declined significantly from 1999 through 2001.  During 2002, in order to better preserve customer relationships that had primarily used customer-managed resources, the Company transitioned the technical resources dedicated to Outsourced Services to a broader array of technology, including services and application development based on Microsoft, Oracle and Informix software and products.  Engagements carried out in 2002 and committed for the future have been relatively long-term in nature, frequently exceeding six months’ duration.

          Outsourced Services is grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.  Outsourced Services operations are based in Pittsburgh and are primarily conducted in the Pittsburgh area.  During 2002, all of the services were billed on an hourly basis.

          Outsourced Services revenue has declined significantly from 2000 to 2002, both in absolute dollars and as a proportion of the Company’s total revenue.  Management expects Outsourced Services revenue will likely continue to decline in 2003. During 2002, four significant customers, Bayer Corporation, PPG Industries, Allegheny Energy, Inc. and CDI Corporation collectively accounted for 70% of Outsourced Services revenue.  Revenue is expected to remain concentrated among a small base of customers in 2003.

          Backlog & Pricing.  As of December 31, 2002, the Company had a committed backlog of approximately $669,000 for its Outsourced Services operations.  Approximately $491,000 of the committed backlog is expected to be earned in 2003, with the remaining $178,000 expected to be earned in 2004 and 2005.  As of December 31, 2001, committed backlog for Outsourced Services was $620,000.

          The average per hour billing rate for Outsourced Services was $58 per hour as of December 31, 2002, as compared with $57 and $55 per hour as of December 31, 2001 and 2000, respectively.

          Supply Considerations.  Outsourced Services operations are primarily labor intensive and are provided by the Company’s consultants and engineers.  Due to the declining nature of these services, the Company recruits only on an as-needed basis.  The Company’s Outsourced Services staff is a mix of salary- and hourly-based employees and one hourly-based independent contractor.

          Competition.  Outsourced Services’ competitors in the Northeastern United States include Stargate.net, Inc., PC Solutions and  SARCOM.  The Company competes on the basis of the high quality of the services that it offers.

Ancillary Services & Product Sales

          Ancillary services and product sales are those revenue producing activities carried out by the Company that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company’s overall strategic objectives and marketing plans.  Ancillary services and product sales meet client requests for products and services recommended during the performance of solution area services or associated with continued operation of previously implemented solutions.

          Revenue from the Company’s Ancillary Services & Product Sales has represented a minimal proportion of the Company’s overall revenue from 2000 to 2002.  The Company’s management believes that this is consistent with the Company’s strategic focus of being a provider of the types of technology consulting and systems integration services described under Solution Area Services above.  The percentages of total revenue represented by the Company’s Ancillary Services & Product Sales for the three years ended December 31, 2002 are as follows:

	Year Ended December 31

Ancillary Services & Product Sales Percentage of	2000	2001	2002

Total Revenue	5%	4%	4%

          Three customers collectively accounted for 61% of Ancillary Services & Product Sales during 2002.

Information System Product Sales

          The percentage of total revenue derived from information system product sales, excluding sales to related companies, for the three years ended December 31, 2002 is as follows:

	Year Ended December 31

Information System Product Sales Percentage of	2000	2001	2002

Total Revenue	2%	1%	3%

          The Company’s cruise line customers are the primary source of information system product sales, primarily for replacement equipment for interactive television systems.  Information system product sales are also occasionally obtained in connection with technology consulting engagements carried out by the Company’s solutions areas.  The Company does not aggressively market product sales of this type.

          Information system products sold include interactive television components and computer hardware and software.  The Company has historically maintained relatively little inventory, relying on product availability and prompt delivery from its suppliers.  This practice is expected to continue.  Information system product sales operations were conducted from the Company’s Ft. Lauderdale and Pittsburgh offices in 2002.  During 2002, three customers collectively accounted for 82% of information system product sales.

          Supply Considerations.  Most of the computer hardware and software sold by the Company is readily available from a large number of sources.  There are limited sources of supply for some of the interactive television equipment sold by the Company, which is purchased under the Supplier Agreement with On Command.  See Equipment Supply Considerations under the Interactive Media Systems Integration section of this Item 1 – Business for additional information regarding the Company’s Supplier Agreement with On Command.  The Company does not anticipate problems in obtaining necessary equipment.

Other Services

          The percentage of total revenue derived from other services for the three years ended December 31, 2002 is as follows:

	Year Ended December 31

Other Services Percentage of	2000	2001	2002

Total Revenue	3%	3%	1%

          Other services include several types of revenue not included in solution area revenue due to a lack of consistency with core solution area objectives, but which derive from activities peripheral to solution area activity.  Examples of these types of revenue earned in 2002 are website hosting and archival fees, commissions from several vendors related to product referrals and commissions related to the 2000 sale of certain contracts for network monitoring services.  Other services are not expected to be significant to the Company’s future operations.

          The Company derived transactional revenue in 2000 and 2001 from interactive television operations on two cruise ships until such operations ceased in December 2001 following Carnival’s purchase of the systems.  Revenue was derived from pay-per-view movies and video gaming.  Interactive television transactional services were provided under a contract with Carnival that originated when the Company followed an owner-operator model from 1995 to 1997 and installed interactive television systems on cruise ships with the Company bearing a significant portion or all of the system capital cost.  The level of interactive television transactional services was significantly reduced in 2000 and 2001 as compared to prior years.  The Company does not anticipate any operations of this type in the future.  In prior annual reports, these operations were reported as a separate segment, Interactive Television Transactional Services.  Due to the cessation of such services and their relative immateriality in 2000 and 2001, interactive television transactional services have been grouped under Other Services.  The proportions of the Company’s revenue reflected above for Other Services for 2000 and 2001 includes revenue that had been reflected under both Interactive Television Transactional Services and Other Services in prior annual reports.

Research and Development

          Because the Company purchases most of the key interactive television system equipment and hardware utilized for Interactive Media systems integration projects from On Command, Interactive Media’s operational and technical executives monitor On Command’s ongoing product research and development activities.  Consequently, the Interactive Media Solution Area did not undertake any significant hardware-related research and development efforts in 2002 and did not incur research and development expenses.  Software development is generally conducted by the Company’s solution areas as part of client engagements.  The Company utilizes case studies and descriptions of the engagements as a component of its education and training efforts for its consultants.  The Company does not expect to undertake extensive research and development efforts or incur substantial research and development expenses in 2003.

Employees

          As of February 15, 2003, the Company employed 77 people and utilized the services of four independent contractors.  None of the employees are covered by a collective bargaining agreement.  The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

Marketing and Sales

          The Interactive Media Solution Area currently targets the cruise industry as the primary source of new business.  The marketing and sales efforts of the Technology Infrastructure and E-Business Solution Areas are targeted toward businesses having between $250 million and $1 billion in annual revenue.  The Company’s Technology Infrastructure and E-Business Solution Areas target horizontal markets, meaning potential clients in any industry.

          The Company has six dedicated sales and marketing personnel focused on promoting, or securing engagements for, the Company’s different solution area services.  Certain of the Company’s operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company’s solution area operations.

(d)  Financial Information About Geographic Areas

          Financial information about geographic areas in which the Company operates is included in Note 19 of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(e)  Risk Factors

          Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative and Qualitative Disclosures about Market Risk and other sections of this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will” and similar expressions.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, in this “Risk Factors” section, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 7A – Quantitative and Qualitative Disclosures about Market Risk.  Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s future overall performance.  In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations that may negatively impact the markets where the Company competes.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

          General Economic Conditions.  Management attributes the declines in Technology Infrastructure revenue experienced in 2001 and 2002 and the 2002 decline in E-Business revenue to a softening of the demand for technology consulting services due to the downturn in the domestic economy beginning in late 2000.  In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment, which has compounded the negative impact of the economic downturn on this solution area.  A number of customers or potential customers have postponed projects or delayed consideration of new technology initiatives pending improvement to the domestic economic outlook or their financial results.  Management believes the economic uncertainty will likely negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the first half of 2003.  There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond June 30, 2003, which would negatively impact the Company’s results of operations and financial condition in future periods.  To the extent that the current economic downturn is prolonged and negatively impacts the cruise industry or any other businesses that are current or potential Interactive Media customers, the Company’s future results of operations and financial condition may also be negatively impacted.

          Geopolitical Considerations.  Interactive Media consulting and systems integration services accounted for approximately 56% and 58% of the Company’s revenue for the year ended December 31, 2001 and 2002, respectively, and 51% and 57% of the Company’s gross profit for these periods, respectively.  Interactive Media projects also represent a substantial majority of the Company’s committed backlog for 2003 and 2004.  Interactive Media services are provided predominantly to customers in the cruise industry.  Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue.  Through 2002, passenger occupancy substantially recovered from this decline, but fare discounting persisted, negatively impacting cruise industry revenue.  In early 2003, cruise bookings were below cruise line expectations during a period of the year when a significant portion of reservations are made.  Industry analysts attribute the weak bookings in part to concerns over the potential impact of war and possible retaliatory terrorist attacks.  Should war or terrorism cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects.  Any such delays or cancellations could have a negative impact on the Company’s future results of operations.  Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area’s ability to obtain additional future business.  To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company’s future results of operations and financial condition may also be negatively impacted.

          Supplier Agreement.  The Company utilizes end-user component and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects.  The Company has developed software interfaces and modifications for the On Command components and hardware platforms.  The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality.  There can also be no assurance, however, that competitors will not develop systems and products with superior functionality or cost advantages over the Company’s products and applications.  The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market.  The Supplier Agreement will expire on December 31, 2003.  The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement.  The Company expects a new agreement to be completed prior to the expiration of the current agreement.  However, there can be no assurance that a new agreement will be entered into prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement.  Failure to complete a new agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects, which may necessitate increased research and development costs.  The Company’s Interactive Media operations could be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.

          Backlog.  As of December 31, 2002, the Company’s committed backlog for services expected to be performed in 2003 and 2004 approximates 64% and 15%, respectively, of 2002 solution area revenue.  The level of committed backlog for the Interactive Media Solution Area for 2003 is approximately 90% of 2002 Interactive Media revenue.  However, the backlog principally consists of a small number of large projects.  Unexpected schedule delays or  project cancellations would likely negatively impact the Company’s results of operations and financial condition since any lost business would be difficult to replace given Interactive Media’s concentration on the cruise industry and history of long lead times associated with obtaining new engagements.  Backlog for the Company’s Technology Infrastructure and E-Business Solution Area approximates 8% and 27%, respectively, of 2002 revenue for those solution areas.  Management believes that the backlog levels reflect the impact that recent domestic economic conditions have had on technology-based spending.  Management believes obtaining increasing levels of business for these solution areas will be unlikely before economic conditions improve.  The Company’s future success is dependent on its ability to continue to identify and obtain engagements from customers for the Company’s services.  General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s future results of operations and financial condition.

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

          Historical Net Losses and Accumulated Deficit.  The Company sustained substantial net losses during the years from 1996 through 2001.  As of December 31, 2002, the Company had a retained deficit of $44,319,000.  Net income was recognized for the third and fourth quarters of 2001 and the final three quarters of 2002.  Currently, the Company’s management anticipates that net income will be recognized in 2003.  However, losses may be incurred in future periods beyond 2003 due to a variety of factors including the risk factors described herein.  There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

          Competitive Market Conditions.  The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a recent trend toward consolidation in the industry.  There are also large national or multinational firms competing in this market.  Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities will require continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers.  The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s.  There can also be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company’s interactive media consulting and systems integration services are currently provided to a limited market of cruise lines.  The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers.  Some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.

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

          Decline in Outsourced Services Related to Legacy Technologies.  The Company has experienced a substantial decline in demand for Outsourced Services resources for projects related to mainframe systems and specialized Hogan IBA software products for the banking industry.  The Company completed its final Hogan IBA-based project in July 2001 and does not anticipate further provision of services related to this legacy technology.  In order to preserve its customer relationships that had primarily utilized customer-managed resources, in 2002 the Company transitioned its remaining Outsourced Services consultants to a broader array of technology, including services and applications development based on Microsoft, Oracle and Informix technology.  Revenue and gross profit derived from Outsourced Services declined during 2000, 2001 and 2002.  The decline is attributable to both industry trends and the Company’s marketing focus on solutions-oriented services over that period.  Other factors such as the prolonged economic downturn continue to negatively impact demand for all types of technology-based services, including the Company’s Outsourced Services.  Management expects Outsourced Services revenue and gross profit will continue to decline in 2003.

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

Item 2 - Properties

          The Company’s principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in leased office space.  The Pittsburgh office houses the Company’s executive management, technical, administrative and financial personnel.  Management, sales, technical and administrative personnel associated with the eastern United States operations of the Technology Infrastructure and E-Business Solution Areas and the Company’s Outsourced Services operations also utilize the Pittsburgh office.  Management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space following the January 31, 2002 expiration of the lease for the Pittsburgh office.  Pursuant to negotiations, the Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space.  At that time, the Company will likely move to smaller space within the same building more commensurate to its needs.  Such space is currently available.  The monthly rent expense for the Pittsburgh office was reduced by approximately 53% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002.  Management believes the new arrangement is beneficial to the Company since it has currently secured a rent reduction while deferring the costs and inconvenience of moving.  The Company is now effectively paying for only a portion of its previously leased space and is fully utilizing that portion.

          The Company’s Technology Infrastructure and E-Business Solution Areas also utilize leased professional office space in San Jose and Walnut Creek, California.  These offices serve as a base of operations or an available worksite for solution area management, sales, technical or administrative personnel associated with western United States solution-area operations.  Leases for both of the Company’s Northern California offices will expire on December 31, 2003.  The Company’s management believes the one of the effects of the current economic downturn, which has particularly negatively impacted technology-related businesses, has been a lessening of demand for office space in San Jose, thereby generally lowering rental rates for currently available space.  Management believes the impact of the economic downturn on rental rates has been less significant in Walnut Creek, where commercial office space usage is not as strongly dominated by technology-related businesses as in San Jose.  During 2003, management personnel for the Northern California offices will evaluate expected office space needs for 2004 and beyond and will evaluate proposals for renewal of leases at the current locations or moving to alternate suitable locations upon the expiration of the leases currently in place.  Given current market conditions for commercial real estate, management will seek to obtain reduced rental expenses beginning in 2004 for the Company’s Northern California-based operations under any new or renewed leases.  Management expects relocation costs, if any, will not be material.  There can be no assurance, however, that market conditions will not change during 2003, or that the Company will be successful in obtaining future reductions in rental costs for the Northern California operations under any new or renewed leases.

          The Interactive Media Solution Area utilizes leased office space in Ft. Lauderdale, Florida as the primary base of operations for its consulting and systems integration operations.  Solution area management, sales, technical and administrative personnel associated with Interactive Media’s operations utilize the Ft. Lauderdale office.  The Ft. Lauderdale office is comprised of mixed-use space and includes professional office space, work areas for configuration of equipment utilized on systems integration projects and storage areas for inventory.  The Ft. Lauderdale office also houses logistical functions associated with information system product sales.  Interactive Media has utilized the present location in Ft. Lauderdale since 1998 and in both 1999 and 2001, leased adjoining space to expand its office.  The lease for the Ft. Lauderdale office will expire on July 31, 2005.  Interactive Media also leases space in offsite warehouse facilities for storage of equipment purchased for projects, but not yet shipped, and inventory.  The warehouse facilities utilized are secure facilities with limited access.

          As of December 31, 2002, the Company’s leased offices in Ft. Lauderdale, San Jose and Walnut Creek were fully utilized.

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

Item 4 - Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Part II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

          Allin Corporation’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001.  The Company’s common stock is quoted under the symbol “ALLN.”  The Company’s common stock was previously listed on The Nasdaq Stock Market’s (“Nasdaq”) National Market  System from the time of the Company’s initial public offering of its common stock in November 1996 until the common stock was delisted from the National Market as of the opening of business on May 9, 2001.  The Company was unable to maintain compliance with Nasdaq’s criteria for continued designation of the common stock as a National Market security.  At the time of the delisting, the common stock was not eligible for listing on Nasdaq’s SmallCap Market.  Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease.

          From January 1 to May 8, 2001, the high and low closing prices per share of common stock as reported by Nasdaq were $1.875 and $0.470, respectively.  From May 9, 2001 to December 31, 2002, the high and low bid prices per share of common stock as quoted on the OTC Bulletin Board were $0.300 and $0.035, respectively.  Over-the-counter quotations per the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          Quarterly high and low closing prices as reported by Nasdaq or high and low bid prices per OTC Bulletin Board quotations, as applicable, per share of common stock during 2001 and 2002 were as follows:

High and Low Prices Per Share of Common Stock	Quarterly High Price	Quarterly Low Price

Closing Prices as Reported by Nasdaq:
First Quarter 2001	$1.875	$0.500
Second Quarter 2001 (through May 8, 2001)	0.980	0.470
Bid Prices per OTC Bulletin Board Quotations:
Second Quarter 2001 (beginning May 9, 2001)	$0.300	$0.170
Third Quarter 2001	0.300	0.110
Fourth Quarter 2001	0.170	0.070
First Quarter 2002	$0.300	$0.090
Second Quarter 2002	0.280	0.190
Third Quarter 2002	0.160	0.050
Fourth Quarter 2002	0.230	0.035

          On March 14, 2003, there were 88 record holders of the common stock.  Record holders do not include owners whose shares are held only in street name by a broker or other nominee.

          There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future.  A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, as amended, prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock.  The Loan and Security Agreement expires September 30, 2003.  Each of the Certificates of Designation governing the Company’s Series C Redeemable Preferred Stock and Series D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

          For information about the Company’s equity compensation plans, see Part III Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6 - Selected Financial Data

ALLIN CORPORATION & SUBSIDIARIES

SELECTED FINANCIAL DATA
(Dollars in thousands, except for per share data)

          The selected financial data for each of the periods ended December 31, 1998, 1999, 2000, 2001 and 2002 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Supplementary Data of the Company (Item 8), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), included elsewhere in this Form 10-K and in the Company’s Form 10-K reports for the periods ended December 31, 2000 and 2001.

          The Company’s September 1998 sale of SportsWave, Inc. (“SportsWave”) represents disposal of a segment of the Company’s business, and results of operations for this company have been reclassified to discontinued operations for all applicable periods.  In June 2001, the Company decided to discontinue Allin Digital’s digital imaging technology-based operations.  Results of operations for Allin Digital have been reclassified to discontinued operations for all periods.  On December 31, 2002, Allin Digital was merged into Allin Interactive.

          The selected financial data for the period ended December 31, 1998 includes the results of continuing operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Network and Allin Holdings for the full year of 1998 and Allin Consulting-Pennsylvania for the portion of 1998 subsequent to acquisition.  Operations for MEGAbase subsequent to acquisition are reflected with Allin Consulting-California, into which MEGAbase was merged subsequent to its acquisition.  The Company’s results of operations were materially impacted by these acquisitions of businesses and accordingly the comparability of information among the periods presented is materially affected by the inclusion of the acquired operations for only a portion of the period ended December 31, 1998.  The selected financial data for the periods ended December 31, 1999, 2000, 2001 and 2002 reflect the results of continuing operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings for the full years of 1999, 2000, 2001 and 2002.  The selected balance sheet data as of December 31, 1998, 1999, 2000 and 2001 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network, Allin Holdings and Allin Digital as of those dates.  The selected balance sheet data as of December 31, 2002, reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings as of that date.

          Certain reclassifications have been made to the selected balance sheet data as of December 31, 1998, 1999, 2000 and 2001 to conform to the current presentation of this information.  The reclassifications impacted working capital as of each of these dates and total assets and total liabilities as of December 31, 1999, 2000 and 2001.  The reclassifications did not impact the preferred stock or shareholders’ equity balances presented as of any of the above year-end dates.  The reclassifications also did not impact the Company’s results of operations or earnings per share during any of the periods ending December 31, 1998, 1999, 2000 and 2001.  The reclassifications are described below.

          The liability for accrued dividends on preferred stock has been separated into current and non-current portions based on the Company’s expectations for payment of the dividends.  Previously, all of the accrued dividends on preferred stock had been included under current liabilities.  This reclassification increased working capital by approximately $518,000, $808,000, $1,078,000 and $1,370,000, respectively, as of December 31, 1998, 1999, 2000 and 2001.

          Allin Interactive performs systems integration services for interactive television technology under certain agreements accounted for utilizing the percentage of completion or proportional performance methods.  The current portions of costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins have been reclassified such that the aggregate of all projects with costs and estimated gross margins in excess of billings balances is presented under current assets while the aggregate of all projects with billings in excess of costs and estimated gross margins balances is presented under current liabilities.  Previously, the aggregate of costs and estimated gross margins in excess of billings had been offset against the aggregate of billings in excess of costs and estimated gross margins, with the net amount included under current assets or current liabilities.  The change results in increases of approximately $237,000, $25,000 and $360,000, respectively, in total assets and total liabilities as of December 31, 1999, 2000 and 2001.

	Year Ended December 31,

	1998	1999	2000	2001	2002

Statement of Operations Data:
Revenue	$14,193	$22,705	$20,870	$18,081	$13,333
Cost of sales	7,833	13,714	12,455	9,723	6,884

Gross profit	6,360	8,991	8,415	8,358	6,449
Depreciation & amortization	3,368	2,446	2,072	1,571	537
Loss on impairment or disposal of assets	3,165	86	67	10,751	—
Other selling, general & administrative	6,976	8,651	8,722	7,176	5,158

(Loss) income from operations	(7,149)	(2,192)	(2,446)	(11,140)	754
Interest (income) expense, net	(7)	173	216	117	27

(Loss) income before provision for income taxes	(7,142)	(2,365)	(2,662)	(11,257)	727
(Benefit from) provision for income taxes	(2)	9	(79)	—	(272)

(Loss) income from continuing operations	(7,140)	(2,374)	(2,583)	(11,257)	999
Gain (loss) from discontinued operations	1,349	(302)	(371)	(689)	10

Net (loss) income	(5,791)	(2,676)	(2,954)	(11,946)	1,009
Accretion and dividends on preferred stock	779	699	637	660	684

Net (loss) income attributable to common shareholders	$(6,570)	$(3,375)	$(3,591)	$(12,606)	$325

Net (loss) income per common share - basic	$(1.20)	$(0.56)	$(0.56)	$(1.81)	$0.05

Net (loss) income per common share - diluted	$(1.20)	$(0.56)	$(0.56)	$(1.81)	$0.04

Weighted average number of common shares outstanding - basic	5,466,979	5,972,001	6,371,827	6,966,365	6,967,339

Weighted average number of common shares outstanding - diluted	5,466,979	5,972,001	6,371,827	6,966,365	11,253,053

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Working capital	$3,321	$3,306	$2,976	$2,800	$3,830
Total assets	26,312	24,262	24,307	9,418	10,302
Total liabilities	8,071	6,283	8,320	6,004	6,550
Preferred stock	4,652	7,578	6,667	6,680	6,693
Shareholders’ equity	13,589	17,979	15,987	3,414	3,752

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the annual periods ended December 31, 2000, 2001 and 2002.  This discussion should be read in conjunction with the information in the Company’s consolidated financial statements and the notes pertaining thereto contained in this Annual Report on Form 10-K.  Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries

          In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, words such as “estimates,” “expects,” “anticipates,” “believes,” “intends,” “will” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, geopolitical considerations, status of a key suppler agreement, public market and trading issues, uncertainty as to the Company’s future profitability, fluctuations in operating results, the Company’s history of net losses and accumulated deficit, liquidity, and risks associated with dependence on key personnel, competitive market conditions in the Company’s existing lines of business, risks of technological obsolescence, as well as other risks and uncertainties.    See Item 1 – Business - under the caption “Risk Factors”.

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

          The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business.  As of December 31, 2002, the organizational legal structure consists of Allin Corporation and five subsidiaries.  Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company.  Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company.  Allin Interactive and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation.  The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations.  In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. (“Allin Digital”).  Allin Digital ceased performing services for customers in the second quarter of 2002 and wrap-up of residual matters related to Allin Digital was completed in 2002.  Allin Digital was merged into Allin Interactive on December 31, 2002.

          The financial information for the periods ended December 31, 2000, 2001 and 2002 reflect the results of continuing operations of the Company, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings.  Results of Allin Digital’s operations, including certain losses due to impairment of assets recorded at the time of discontinuation of operations, are reflected as results of discontinued operations.

          The Company’s solution area-based organizational structure is designed to complement the customer-oriented focus of the Company’s marketing strategy.  The Interactive Media Solution Area focuses on interactive media application development and integration services, and its customers have historically been concentrated in the cruise industry.  Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.  The Technology Infrastructure and E-Business Solution Areas focus on developing Microsoft-based technology solutions for customers diverse in size and across a broad array of industries.  Technology Infrastructure and E-Business consultants have extensive experience in designing, developing and deploying solutions that enhance accessing, communicating and protecting information.  Technology Infrastructure and E-Business consulting services are provided from the Company’s Northern California and Pittsburgh offices.  The Company believes the customer-based focus of its solution area organizational structure and marketing strategy promote the effective delivery of customer-oriented technology solutions and foster the growth of long-term customer relationships with ongoing service opportunities.

          A brief description of the Company’s solution areas follows:

•

The Interactive Media Solution Area focuses on the Company’s expertise in interactive media applications by providing interactive television solutions that management believes enable customers to improve service and increase productivity and revenue.  Interactive Media enables customers to convert manual and analog processes into interactive digital solutions.  Management believes that interactive television solutions are cost-effective because they leverage a pooled set of advanced head-end equipment to deliver advanced applications across digital networks or radio frequency distribution systems to end-user monitors or televisions.  The interactive television system architecture features a centralized all-digital head-end that interfaces with the customer’s other information systems.  The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages.  Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content.  Among the applications developed for, and utilized by, cruise industry customers are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content.

•

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

•

The E-Business Solution Area provides solutions based on Microsoft technology focused on application development and integration, business intelligence and information management portals.  E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers.  E-Business solutions emphasize Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems.  E-Business solutions utilize applications developed on the latest Microsoft technology, including Visual Studio .NET.

          The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services.  Foremost among these are the operating relationships with On Command Corporation (“On Command”) and Microsoft.  On Command’s end-user components and computer hardware platforms and configurations are utilized by the Company for its interactive television systems integration projects.  The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market.  The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement.  The Company expects a new agreement to be completed prior to the expiration of the current agreement on December 31, 2003.  However, there can be no assurance that a new agreement will be entered into prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement.  Failure to replace the existing agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects, which may necessitate increased research and development costs.  The Company’s Interactive Media operations would be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.  See Equipment Supply Considerations under Interactive Media Systems Integration above in Item 1 – Business.

          Both of the Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions.  The Company is also a member of Microsoft’s Technical Infrastructure and Business Intelligence Partner Advisory Councils.  Additionally, Allin Interactive is certified as a Microsoft Solutions Provider Partner.  The Company intends to continue its specialization in Microsoft-based technology products.

          The Company’s Outsourced Services operating segment provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects.  Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications.  During 2002, the Company transitioned the technical resources dedicated to Outsourced Services to a broader array of technology, including services and application development based on Microsoft, Oracle and Informix software and products.  Outsourced Services was identified as Legacy Technology Consulting in the Company’s financial reports prior to the Report on Form 10-Q for the quarterly period ended June 30, 2002.  Outsourced Services is grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

          The Company also provides certain ancillary services and information system product sales, which are those revenue producing activities that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company’s overall strategic objectives and marketing plans.

Critical Accounting Policies, Estimates and Judgments

          The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies.  These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods.  In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances.  Actual results may differ from estimates.  Critical accounting policies requiring the use of estimates and assumptions include the following.

          Revenue and Cost of Sales Recognition.  The Company’s recognition method for revenue and cost of sales for the Interactive Media Solution Area’s systems integration services is based on the size and expected duration of the project and whether significant software modification is required.  For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, the Company recognizes revenue and cost of sales based on percentage of completion, if significant software modification is required, or proportional performance.  Software modification is typically involved with these projects, including loading of proprietary applications developed by the Company for the customer, so the percentage of completion method is normally used for these significant projects.  The Company utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status.  The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project.  Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs.  The labor factor is therefore most often used to determine the percentage of completion.  For systems integration projects of this type, management must estimate expected total labor hours and costs and expected total non-labor costs at the beginning of the project.  Management reviews the status of projects monthly, including labor hours and costs incurred to date and expected for completion of the project, project timing, and any issues impacting project performance.  Any changes to expected labor hours or expected costs for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition.  For consulting engagements performed by Allin Interactive, Allin-Consulting-California and Allin Consulting-Pennsylvania on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis.  Management must estimate expected labor for project completion at the beginning of each project.  Fixed price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition.  Revenue recognized on the percentage of completion or proportional performance bases was approximately 17%, 46% and 50% of the Company’s total revenue for the annual periods ended December 31, 2000, 2001 and 2002, respectively.  Usage of the percentage of completion or proportional performance methods can result in unwarranted acceleration of, or delay in, recognition of revenue and cost of sales if management’s estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements.  The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in each update of revenue and cost of sales recognition being based on the latest available information.  Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled revenue, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company’s Consolidated Balance Sheets.

          Goodwill and Intangible Assets.  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which the Company implemented January 1, 2002.  SFAS Nos. 141 and 142 included provisions related to goodwill and other intangible assets acquired in business combinations that transpired prior to June 30, 2001 which required a transitional examination of recognized intangible asset values.  As of January 1, 2002, the Company’s assets of this type included customer lists, assembled workforces and goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998.  As of January 1, 2002, recognized balances for customer lists, assembled workforces and goodwill were approximately $1,681,000, $104,000 and $712,000, respectively.  Under the new standards, assembled workforces are no longer to be recognized as a separate intangible asset and balances recognized for assembled workforces were reclassified to goodwill.  The transition provisions of the new standards required a review to determine whether additional separate intangible assets should be recorded.  Potential intangible assets to be recorded include marketing-related, customer-related, artistic-related, contract-based and technology-based assets.  The lives of these assets are to be identified as either definite, subject to a specific or estimated term, which are to be amortized over the definite life, or indefinite, which are no longer to be amortized.  Goodwill is an indefinite asset and is no longer to be amortized.  The types of potential intangible assets specified under the new standards were reviewed in relation to the above-noted acquisitions.  Management’s judgment was that no additional assets should be recorded.

          The Company estimated the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through an estimate of the undiscounted cash flows attributable to the customers included on the acquired list.  This calculation required the Company’s management to make estimates of future revenue and income from operations of Allin Consulting-Pennsylvania and period-to-period growth-rate assumptions for revenue and expenses.  Management utilized historical information related to business derived from customers on the acquired list and the operations of Allin Consulting-Pennsylvania, future projections, industry information concerning expected growth in the technology consulting industry and information relevant to the Company’s financing capabilities to develop assumptions and estimates of future cash flows applicable to the acquired customer list.  The resulting estimate of fair value exceeded the recorded value of the customer list.  This information was also utilized by management in its judgment that the customer list is an asset with a definite life.

          The new standards also set forth guidance on testing for impairment of goodwill.  The Company attributed the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable and accrued liabilities, to reporting units.  The reporting units utilized were the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between northern California-based and Pittsburgh-based operations.  Recognized assets were attributed to reporting units in a manner consistent with that used for segment reporting.  Management utilized multiple sources of industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units.  The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill.  Management determined, therefore, that the completed transition testing did not indicate impairment of the recorded values for customer list or goodwill.  The calculations performed for the transition testing also were utilized for the required 2002 annual testing since the Company opted to do such testing as of January 1, 2002.

          The Company completed annual testing for 2003 as of January 1, 2003.  Current industry analysis includes more conservative growth forecasts for technology consulting services than as of the beginning of 2002.  The Company updated its future undiscounted cash flow projections based on more conservative growth expectations and updated information concerning the proportions of future business expected to be attributable to the customer list associated with the acquisition of Allin-Consulting-Pennsylvania.  The estimated fair value of the customer list exceeds the recorded value of the customer list indicating no impairment of the customer list.  The excess of estimated fair value over the recorded value of the customer list is significantly lower as of January 1, 2003 than as of January 1, 2002, indicating increasing risk for future impairment if recovery from the current economic downturn occurs later or is weaker than industry forecasts or if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected.  Based on analysis of these factors, the Company will implement a prospective reduction in the estimated remaining useful life for the customer list beginning in 2003.  The customer list will be amortized based on a useful life extending through 2006, resulting in the recognition of an additional amortization expense of $210,000 per year from 2003 to 2006 over the expense that would have been recognized under the prior estimate of remaining expected useful life.

          The Company attributed the recognized assets of the acquired businesses as of January 1, 2003 to reporting units in a manner consistent with that described above to test for potential impairment of goodwill.  The Company used current industry valuation multiple information to estimate the fair value of each reporting unit.  The industry valuation multiple utilized in the 2003 annual test represented a decrease of over 25% from the multiple used as of January 1, 2002, reflecting lower future growth expectations in the technology consulting industry.  The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, except for the Pittsburgh-based Outsourced Services reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $10,000.  Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $10,000 in January 2003.  The Company anticipates additional future testing will be conducted as of the beginning of each fiscal year or more often if any changes or developments affecting the reporting units indicate any potential additional impairment of goodwill.

          Impairment of Assets.  During June 2001, the Company recorded significant losses for impairment of goodwill totaling $10,627,000, determined following the guidelines of Statement Of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”), which was the then prevailing standard.  Due to significant variances in the rate of 2001 revenue and gross profit growth from prior expectations for Allin Consulting-California and Allin Consulting-Pennsylvania and changing perceptions about market conditions for technology consulting services, the Company’s management believed that facts and circumstances indicated the carrying value of certain intangible assets related to the acquisitions of those businesses may not be recoverable.  Since information concerning fair value of these assets was not readily available from outside sources, the Company utilized estimated future cash flows to determine fair value.  This calculation required the Company’s management to make estimates of future revenue and income from operations of Allin Consulting-Pennsylvania and Allin Consulting-California and period-to-period growth-rate assumptions for revenue and expenses.  Management was also required to make assumptions regarding the appropriate number of years to include in the estimate for Allin Consulting-Pennsylvania.  Cash flow projections indicated the estimated fair values of the acquired intangible assets were less than the net unamortized values of the assets.  Once impairment had been determined, management was required to make assumptions regarding an appropriate interest rate for discounting cash flows to determine the amounts of the impairment losses.  The impairment losses of $10,627,000 associated with goodwill represent approximately 55% of 2001 selling, general & administrative expenses.  No losses of this type were recorded in 2000 or 2002.

          Inventory.  Inventory, consisting principally of computer hardware, software and communications equipment utilized in interactive television systems, is stated at the lower of cost or market.  In June 2001, a significant portion of Allin Interactive’s inventory consisted of equipment salvaged from shipboard interactive television systems where operations under an owner-operator model had been discontinued in 1997 and 1998.  The carrying value had been based on prior estimates of salvage value.  Management determined that the quantities of this equipment exceeded the demand from its cruise line customers for replacement parts for similar systems still in operation and that the equipment was not otherwise readily marketable.  There was no readily available valuation information for this equipment due to its age and previous use.  Management was therefore required to determine new estimates of market value for the equipment remaining in inventory.  Allin Interactive recorded an inventory writedown of approximately $121,000, which was recorded as a loss due to impairment included in selling, general & administrative expenses for the year ended December 31, 2001.  The Company’s management decided to discontinue digital imaging services in 2001 and to sell Allin Digital’s remaining inventory of equipment as individual components through Internet-based auctions and to existing clients.  Management believed that this diminished the value of the remaining inventory since some components offered greater potential value as part of a complete system installation than sold as individual components.  The Company prepared new estimates of the market value for Allin Digital’s inventory based on sales of similar components on Internet-based auctions.  Inventory was written down approximately $293,000, which represents a significant portion of the loss from discontinued operations for the year ended December 31, 2001.  Due to the discontinuation of Allin Digital’s operations and Allin Interactive’s intention to purchase the majority of equipment needed for projects on an as-needed basis, the Company’s inventory levels were much lower in 2002 than was typical throughout 2000 and 2001, which should diminish the likelihood of future significant writedowns of inventory to estimated market value.

          For additional information concerning the critical accounting policies and estimates discussed above, see Note 2 – Summary of Significant Accounting Policies, Note 8 – Goodwill & Intangible Assets, Note 9 – Impairment of Long-Lived Assets, Note 10 – Discontinuation of Digital Imaging Operations and Note 21 – Subsequent Events in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K.

          Certain reclassifications have been made to the Company’s Consolidated Balance Sheet as of December 31, 2001 and the Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2000 and 2001 to conform to the current presentation of the Company’s Consolidated Balance Sheet as of December 31, 2002 and the Consolidated Statement of Cash Flows for the fiscal period ended December 31, 2002.  The reclassifications did not impact the Company’s results of operations, earnings per share or shareholders’ equity during the periods ended December 31, 2000 and 2001.  See Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Item 8 – Financial Statements and Supplementary Data for additional information concerning the reclassifications.  The reclassifications are described below.

          Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins related to certain Allin Interactive systems integration projects have been reclassified on the Consolidated Balance Sheet as of December 31, 2001 such that the aggregate of all projects with costs and estimated gross margins in excess of billings balances is presented under current assets while the aggregate of all projects with billings in excess of costs and estimated gross margins balances is presented under current liabilities.  Previously, the aggregate of costs and estimated gross margins in excess of billings had been offset against the aggregate of billings in excess of costs and estimated gross margins, with the net amount included under current liabilities.  This reclassification also impacts the Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and 2001.  Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities.  Previously, the changes had been presented on a net basis.  The liability for accrued dividends on preferred stock on the Consolidated Balance Sheet as of December 31, 2001 has been separated into current and non-current portions based on the Company’s expectations for payment of the dividends.  Previously, all of the accrued dividends on preferred stock had been included under current liabilities.  The Company’s provisions for uncollectible accounts receivable have been reclassified on the Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and 2001 to presentation as adjustments to reconcile net losses to net cash flows from operating activities under cash flows from operating activities.  Previously, the provisions had been netted against the changes in accounts receivable presented under changes in certain assets and liabilities under cash flows from operating activities.

Certain Related Party Transactions

          During the years ended December 31, 2000, 2001 and 2002, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and products and leases for office space.  Services and products sold represented less than 1% of the Company’s revenue in each of these periods.  The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.  Purchased services and products represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods.  Management believes the cost of these services and products is similar to that which could have been obtained from non-related entities.

          The Company’s office space in Pittsburgh, Pennsylvania is leased from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests.  Rental expense related to this lease was approximately $284,000, $290,000 and $149,000 during the years ended December 31, 2000, 2001 and 2002, respectively, which represented 3%, 2% and 3% of selling, general and administrative expenses during the respective periods.  The Company’s management believes that the lease rates were competitive with the marketplace for similar commercial real estate at the time the lease was entered into in 1997.  The lease expired on January 31, 2002.  Management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001.  The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space.  At that time, the Company will likely move to smaller space within the same building more commensurate with its needs.  The Company’s rent expense has been reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002.  Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

          Throughout 2000, 2001 and 2002, the Company had an outstanding note payable, with interest fixed at 7% per annum, for $1,000,000 related to the Company’s 1996 acquisition of Allin Consulting-California.  Until March 14, 2002, the note was due to the former sole shareholder of Allin Consulting-California, who was then a beneficial holder of greater than five percent of the Company’s common stock and who was formerly the President of the Company.  On March 14, 2002, the holder sold the note, including accrued interest of approximately $73,000, to another person who is a beneficial holder of greater than five percent of the Company’s common stock.  On April 15, 2002, the purchaser sold portions of the note and accrued interest to other parties related to the Company.  An entity in which another beneficial holder of greater than five percent of the Company’s common stock has an ownership interest purchased a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest.  An entity in which a director and beneficial holder of greater than five percent of the Company’s common stock has an ownership interest purchased a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest.  A director, executive officer and beneficial holder of greater than five percent of the Company’s common stock purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.  An executive officer of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.  Interest expense related to this note was approximately $128,000 for the year ended December 31, 2000 and $74,000 for each of the years ended December 31, 2001 and 2002.  This represents approximately 59%, 63% and 274% of the Company’s net interest expense during  2000, 2001 and 2002, respectively.

          On March 14, 2002, the former sole shareholder of Allin Consulting-California also sold all of the 1,000 outstanding shares of the Company’s Series F Convertible Redeemable Preferred Stock, approximately $55,000 of accrued but unpaid dividends related to the preferred stock, and 213,333 shares of the Company’s common stock to the same party that purchased the Company’s outstanding note, as described above.  On April 15, 2002, the purchaser sold portions of the purchased financial instruments to same parties related to the Company as were sold portions of the note, as described above.  An entity in which another beneficial holder of greater than five percent of the Company’s common stock has an ownership interest purchased 250 shares of Series F preferred stock, approximately $15,000 of accrued but unpaid dividends and 53,333 shares of common stock.  An entity in which a director and beneficial holder of greater than five percent of the Company’s common stock has an ownership interest purchased 41.67 shares of Series F preferred stock, approximately $2,000 of accrued but unpaid dividends and 8,889 shares of common stock.  A director, executive officer and beneficial holder of greater than five percent of the Company’s common stock purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends and 3,556 shares of common stock.  An executive officer of the Company purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends and 3,555 shares of common stock.

          See Liquidity and Capital Resources following in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes 11 – Line of Credit and Note Payable and 18 – Related Party Transactions included in Item 8 – Financial Statements and Supplementary Data, Item 11 – Executive Compensation and Item 13- Certain Relationships and Related Transactions for additional information concerning these financial instruments and related party transactions.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

          The Company’s total revenue for the year ended December 31, 2002 was $13,333,000, a decrease of $4,748,000, or 26%, from total revenue of $18,081,000 for the year ended December 31, 2001.  All of the Company’s solution area services experienced period-to-period declines in revenue, which are discussed in the following paragraphs.  The most significant declines occurred with the Technology Infrastructure and Interactive Media Solution Areas.  Management believes the economic conditions resulting in a downturn in domestic technology spending particularly negatively impacted the demand for Technology Infrastructure services since these projects will frequently require significant upgrades in customers’ hardware, software and networking equipment.  The Interactive Media decline in revenue was due to, among other factors, one fewer major systems integration project in 2002 than in 2001 resulting from a schedule delay related to a project anticipated for completion in 2002, the introduction of a new generation hardware platform that significantly reduced the price to customers of two system installations and the inclusion of an unusually large software development project in 2001.

          The Company’s solution area revenue, after elimination of intercompany sales, was $12,836,000 for the year ended December 31, 2002, including $7,759,000 for Interactive Media, $1,665,000 for Technology Infrastructure, $2,333,000 for E-Business and $1,079,000 for Outsourced Services.  Comparable solution area revenue for the year ended December 31, 2001 was $17,280,000 in total, including $10,071,000 for Interactive Media, $2,703,000 for Technology Infrastructure, $2,508,000 for E-Business and $1,998,000 for Outsourced Services.

          Revenue for the Interactive Media Solution Area for the year ended December 31, 2002 included $2,568,000 for interactive media consulting and $5,191,000 for interactive media systems integration.  Comparable Interactive Media revenue for the year ended December 31, 2001 included $3,612,000 for interactive media consulting and $6,459,000 for interactive media systems integration.  The decrease in revenue for the Interactive Media Solution Area from 2001 to 2002 was 23%.  The most significant factor in the 29% period-to-period decline in consulting revenue was an unusually high level of applications development in 2001 related to a major applications development project for Carnival under a contract entered into in February 2001.  This project was in later stages in 2002, with a considerably lower level of activity than in 2001.  There were no other comparably sized development projects of this type in 2002.  The level of consulting revenue derived from technical architecture design, configuration and implementation related to interactive television system installations was also lower in 2002.  The period-to-period decline in systems integration revenue of 20% was due several factors.  One fewer major installation project was carried out in 2002 than in 2001.  During 2001, the substantial majority of systems integration revenue related to seven major ship system projects was recognized.  During 2002, Interactive Media completed or substantially completed five interactive television systems integration projects.  Interactive Media also recognized systems integration revenue related to the late stages of three projects begun in 2001 as well as the early stage of work on an installation where the majority of the revenue will be recognized in 2003, with the combined revenue from these projects approximating a sixth ship installation.  The latter project had been expected to be completed in 2002 prior to implementation schedule delays.  In the second half of 2002, Interactive Media began to utilize a new On Command all-digital head-end configuration, which offers functionality improvements and substantial equipment cost reductions.  Interactive Media was able to significantly reduce customer prices on two projects because of this, substantially increasing the customer’s return on investment.

          Based on the Company’s new contract with Costa Crociere, S.p.A. (“Costa”), entered into in October 2002, and orders received from Carnival Corporation (“Carnival”) and Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) in October and November 2002, management believes Interactive Media revenue for 2003 will be comparable to revenue realized in 2002.  Interactive Media operations are expected to continue to be dependent on the cruise industry in 2003 and are therefore subject to risks that may negatively impact the cruise industry such as a continuation of the current economic downturn or geopolitical considerations such as war or terrorism which may make consumers reluctant to travel.  Such risks or others could cause cruise line customers to seek to delay or cancel projects currently expected to be performed in 2003.  Unanticipated project schedule changes beyond the Company’s control could also result in delays which may negatively impact revenue expected to be realized in 2003.  Accordingly, there can be no assurance that the Company’s Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in 2002 or that any increases realized will result in the desired improvement to the Company’s financial condition or results of operations.

          Technology Infrastructure revenue decreased $1,038,000, or 38%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001.  As noted above, management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services throughout 2001 and 2002 due to the impact of domestic economic conditions on technology spending.  Since Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment, the decline in demand for Technology Infrastructure services has been particularly pronounced.  Technology Infrastructure projects performed in 2002 tended to be smaller and of shorter duration than projects performed in 2001.  Management believes this trend is a reflection of continuing economic pressures limiting technology spending in the domestic economy.  Management believes that certain aspects of Technology Infrastructure consulting offer growth potential in 2003, such as projects focused on security solutions or network architecture consolidation and optimization.  However, management believes any significant growth in Technology Infrastructure business will be dependent on general improvement in domestic economic conditions.  Such improvement is not expected to occur before the second half of 2003 at the earliest and may not occur at all in 2003.  Consequently, management believes revenue for the Technology Infrastructure Solution Area may continue to decline in 2003 and that current economic conditions make prospects for any significant revenue growth in 2003 unlikely.

          The E-Business Solution Area realized a revenue decrease of $175,000, or 7%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001.  In 2001, one customer, Gartner, Inc. (“Gartner”) accounted for 64% of E-Business revenue.  Services for this customer were reduced significantly in 2002, when the customer accounted for 12% of E-Business revenue.  The E-Business Solution Area was able to obtain new business from a more diverse group of customers, including one significant customer accounting for 32% of revenue, to offset most of this decline.  Management believes the negative impact of economic conditions on the demand for technology-based services also partially contributed to the decline in E-Business revenue, but that the continuing proliferation of internet-based commerce and a lower correlation of E-Business projects with significant equipment upgrades than with Technology Infrastructure projects have mitigated the decline in demand for E-Business services.  Management believes that the key E-Business service areas of application development and integration, business intelligence and information management portals have growth potential for 2003 since solutions can bring about significant improvements in customers’ operating efficiencies.  However, management expects that current economic conditions will restrain growth in the short term.  There can be no assurance that the Company will continue to realize E-Business revenue at current or increased levels in the future.

          Revenue from Outsourced Services declined $919,000, or 46%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001.  The most critical factor in the decline was the Company’s cessation of services associated with Hogan IBA software, specialized products for the banking industry, in July 2001.  Hogan IBA-based services accounted for approximately 28% of the Company’s Outsourced Services revenue in 2001.  Prior to 2002, a significant portion of Outsourced Services were related to IBM mainframe legacy technology.  Demand for these services has declined steadily over the last three years, contributing to declining Outsourced Services revenue, due to a widespread business conversion to client/server-based information networks.  During 2002, the focus of the remaining Outsourced Services resources was transitioned to services based on Microsoft, Oracle and Informix technology.  However, management expects Outsourced Services revenue will continue to decline in future periods.

          The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $497,000 during the year ended December 31, 2002, including $409,000 for information system product sales and $88,000 for other services.  Ancillary services & product sales revenue of $801,000 was recognized during the year ended December 31, 2001, including $253,000 for information system product sales and $548,000 for other services.  The period-to-period increase in information system product sales was due primarily to increased sales of interactive television equipment and spare parts to the Company’s cruise line customers, which management attributes to a larger base of installed interactive television systems in the cruise industry in 2002 than in 2001.  The decline in revenue for other services was due to the inclusion in 2001 of placement fee revenue of $124,000 and interactive television transactional services revenue of $296,000.  The placement fee resulted from a litigation settlement with a former customer who had hired three of the Company’s consultants contrary to agreement.  There were no similar circumstances in 2002.  Interactive television transactional services ceased in December 2001 following the Company’s sale earlier that year of two interactive television systems to Carnival which the Company had previously owned and operated.

Cost of Sales and Gross Profit

          The Company recognized cost of sales of $6,884,000 during the year ended December 31, 2002 as compared to $9,723,000 during the year ended December 31, 2001.  The decrease in cost of sales of $2,839,000 was consistent with the declines in revenue experienced in the Company’s operations.  Gross profit of $6,449,000 was recognized for the year ended December 31, 2002 as compared to $8,358,000 for the year ended December 31, 2001, a decrease of $1,909,000, or 23%.  Gross profit as a percentage of revenue increased slightly from 46% for 2001 to 48% for 2002.

          The Company’s solution areas recorded a total of $6,633,000 for cost of sales during the year ended December 31, 2002, including $4,064,000 for Interactive Media, $736,000 for Technology Infrastructure, $1,025,000 for E-Business and $808,000 for Outsourced Services.  Comparable cost of sales for the year ended December 31, 2001 was $9,472,000 in total, including $5,789,000 for Interactive Media, $1,099,000 for Technology Infrastructure, $1,083,000 for E-Business and $1,501,000 for Outsourced Services.  Gross profit for the Company’s solution areas for the year ended December 31, 2002 was $6,203,000, including $3,695,000 for Interactive Media, $929,000 for Technology Infrastructure, $1,308,000 for E-Business and $271,000 for Outsourced Services.  Comparable gross profit for the year ended December 31, 2001 was $7,808,000 in total, including $4,282,000 for Interactive Media, $1,604,000 for Technology Infrastructure, $1,425,000 for E-Business and $497,000 for Outsourced Services.

          Cost of sales for the Interactive Media Solution Area for the year ended December 31, 2002 included $832,000 for interactive media consulting and $3,232,000 for interactive media systems integration.  Interactive Media cost of sales for the year ended December 31, 2001 included $1,239,000 for consulting and $4,550,000 for systems integration.  Interactive Media Solution Area gross profit for the year ended December 31, 2002 included $1,736,000 for consulting and $1,959,000 for systems integration.  Interactive Media gross profit for the year ended December 31, 2001 included $2,373,000 for consulting and $1,909,000 for systems integration.  The period-to-period decreases in consulting cost of sales and gross profit are primarily attributable to a higher level of applications development in 2001 related to a major applications development project for Carnival and a period-to-period decline in the level of technical architecture, configuration and implementation services related to interactive television system installations.  The Interactive Media Solution Area experienced a slight increase in period-to-period gross profit from systems integration services despite a decline in period-to-period revenue.  Management attributes the improvement to enhanced operational efficiency and the reduction of incidental project costs such as shipping.

          Technology Infrastructure gross profit decreased $675,000, or 42%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001.  As discussed above, management attributes the decline to domestic economic conditions throughout 2001 and 2002, which have curtailed spending on technology products and associated services.  In percentage terms, the period-to-period decline in gross profit from 2001 to 2002 exceeded the decline in revenue, 42% to 38%.  Management attributes the margin erosion to intense competition in the marketplace for available technology infrastructure projects, which has exerted downward pressure on pricing.

          E-Business gross profit decreased $117,000, or 8%, from 2001 to 2002.  Management believes the decline in gross profit, which corresponds to the period-to-period decline in E-Business revenue, is attributable to a substantially reduced level of services for a customer who had accounted for the majority of E-Business operations in 2001 and the negative impact of the economic downturn on demand for technology-based services.

          Gross profit realized on Outsourced Services declined $226,000, or 45%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001.  Management attributes the decline to the July 2001 cessation of services related to Hogan IBA-based technology and industry trends resulting in decline in demand for services related to IBM mainframe technology.  The decline in gross profit is consistent with the decline in revenue.

          Cost of sales for the Company’s ancillary services and product sales was $251,000 for the year ended December 31, 2002 and was related to information system product sales.  Cost of sales for ancillary services and product sales was also $251,000 for the year ended December 31, 2001, including $162,000 for information system product sales and $89,000 for other services, related to the cost of pay-per-view movies associated with the operation of interactive television systems.  Gross profit on ancillary services and product sales was $246,000 for the year ended December 31, 2002, including $158,000 for information system product sales and $88,000 for other services.  Gross profit for ancillary services and product sales was $550,000 for the year ended December 31, 2001, including $91,000 from information system product sales and $459,000 from other services.  The decline in gross profit for other services was due to the inclusion of a large placement fee in 2001 and the December 2001 cessation of interactive television transactional services, which more than offset growth in gross profit from information system product sales.

Selling, General & Administrative Expenses

          The Company recorded $5,695,000 in selling, general & administrative expenses during the year ended December 31, 2002, including $537,000 for depreciation and amortization and $5,158,000 for other selling, general & administrative expenses.  Selling, general & administrative expenses were $19,498,000 during the year ended December 31, 2001, including $1,571,000 for depreciation and amortization, $10,751,000 in losses from impairment or disposal of assets and $7,176,000 for other selling, general & administrative expenses.

          The most significant factor in the period-to-period decrease in selling, general & administrative expenses was the 2001 recording of $10,748,000 of losses from impairment of assets related to goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory held by Allin Interactive.  See Impairment of Assets above under Critical Accounting Policies, Estimates and Judgments in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Note 9 – Impairment of Long-Lived Assets – in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the impairment losses.  No losses due to impairment or disposal of assets were recorded in 2002.

          The downturn in the domestic economy experienced beginning late in 2000 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology services.  Consequently, beginning late in the first quarter of 2001, management moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments.  As a result of these actions, the expense associated with personnel resources was substantially lower in 2002 than that incurred in 2001.  The Company has also realized period-to-period reductions in other expenses such as rent, advertising and promotion, professional services, travel and entertainment and communications costs resulting from management’s cost containment efforts.  As a result of these cost savings initiatives, other selling, general & administrative expenses declined by $2,018,000, or 28%, from 2001 to 2002.

          During the year ended December 30, 2001, severance accruals of approximately $132,000 were recorded as a result of the termination of services of three managerial personnel associated with the Company’s Interactive Media, Technology Infrastructure and E-Business Solution Area services.  There were no similar restructuring charges recorded during 2002.

          The decrease in depreciation and amortization of $1,034,000, or 66%, is primarily due to the discontinuation of amortization of goodwill and assembled workforces in 2002, as required under new accounting standards.  During the year ended December 31, 2001, approximately $737,000 of amortization expense had been recorded related to goodwill and assembled workforces.  Another contributing factor was significant levels of fixed assets reaching full depreciation in June and December 2001 and June 2002.

Income (Loss) from Continuing Operations

          The Company recorded income from continuing operations of $999,000 for the year ended December 31, 2002, as compared to a loss from continuing operations of $11,257,000 for the year ended December 31, 2001.  The substantial improvement of $12,256,000 resulted primarily from the inclusion of losses from impairment of assets of $10,748,000 in selling, general & administrative expenses in 2001 while no comparable loss was recorded in 2002.  The Company also realized a period-to-period decrease of $3,052,000 in depreciation and amortization and other selling, general & administrative expenses, the benefit of which was partially offset by a reduction in gross profit from operations of $1,909,000.  Other factors contributing to the improvement were a period-to-period reduction in net interest expense of $90,000 because the Company did not have any outstanding borrowings on its revolving credit facility in 2002 and a net benefit from income taxes of $272,000 recognized in 2002 due to reversal of a valuation allowance on a portion of deferred tax assets related to net operating loss carryforwards, based on management’s expectation of the Company’s future ability to realize such benefits.

Income (Loss) from Discontinued Operations

          During the year ended December 31, 2002, the Company recorded income of $10,000 from its discontinued digital imaging operations as compared to a loss of $689,000 during the year ended December 31, 2001.  Income recognized in 2002 resulted primarily from a reversal of $34,000 of previously recorded provisions for uncollectible accounts receivable. The Company was able to realize collections in excess of previous estimates in 2002 related to the discontinued operations.  The loss recognized in 2001 included an impairment loss of approximately $348,000 related to Allin Digital’s inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment.  Allin Digital also recorded provisions of approximately $88,000 during the year ended December 31, 2001 to increase its allowance for doubtful accounts.

Net Income (Loss)

          The Company recognized net income of $1,009,000 for the year ended December 31, 2002 as compared to a net loss of $11,946,000 for the year ended December 31, 2001.  The most significant factors in the profitability improvement of $12,955,000 were the inclusion of significant losses due to impairment of assets in 2001 and substantial period-to-period decreases in depreciation and amortization and other selling, general & administrative expenses, as discussed above.  The Company’s operations are subject to significant variability due to frequent increases or decreases in project activity.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

          The Company’s total revenue for the year ended December 30, 2001 was $18,081,000, a decrease of $2,789,000, or 13%, from total revenue of $20,870,000 for the year ended December 31, 2000.  Combined revenue from the Company’s Interactive Media, Technology Infrastructure and E-Business Solution Areas increased by $2,102,000 from 2000 to 2001, partially offsetting a decline in Outsourced Services revenue of $4,694,000.  Interactive Media’s consulting and systems integration services posted the most significant revenue gains, an aggregate increase of $2,874,000 from 2000 to 2001.

          The Company’s solution area revenue, after elimination of intercompany sales, was $17,280,000 for the year ended December 31, 2001, including $10,071,000 for Interactive Media, $2,703,000 for Technology Infrastructure, $2,508,000 for E-Business and $1,998,000 for Outsourced Services.  Comparable solution area revenue for the year ended

December 31, 2000 was $19,872,000 in total, including $7,197,000 for Interactive Media, $3,817,000 for Technology Infrastructure, $2,166,000 for E-Business and $6,692,000 for Outsourced Services.

          Revenue for the Interactive Media Solution Area for the year ended December 31, 2001 included $3,612,000 for interactive media consulting and $6,459,000 for interactive media systems integration.  Comparable Interactive Media revenue for the year ended December 31, 2000 included $1,283,000 for interactive media consulting and $5,914,000 for interactive media systems integration.  The increase in revenue for the Interactive Media Solution Area from 2000 to 2001 was 40%.  Interactive Media consulting revenue increased $2,329,000, or 182%, for the year ended December 31, 2001 as compared with the year ended December 31, 2000.  The increase in revenue was primarily attributable to the 2001 commencement of applications development projects for interactive television systems to be installed on six Carnival ships in 2001 and 2002, applications development, technical architecture, configuration and implementation for an increased number of ship-based interactive television systems in 2001 and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems.  Revenue for Interactive Media systems integration services increased by $545,000, or 9%, in the year ended December 31, 2001 as compared to the year ended December 31, 2000.  Revenue from the installation of new interactive television systems increased in 2001 as compared to 2000 due to the commencement of installation services for Carnival.  Interactive Media systems integration revenue for 2000 included approximately $929,000 related to the 1999 sale of four interactive television systems to Celebrity.  The interactive television systems had been installed on Celebrity ships from 1995 to 1997 when Allin Interactive was following an owner-operator model for interactive television operations.  Revenue from the system sales was recognized over the minimum period of an associated maintenance obligation, which ended March 17, 2000.  The Celebrity ship system sales were unusual transactions in terms of the magnitude of revenue associated with concurrent sales of systems previously operated on an owner-operator model.

          Technology Infrastructure revenue decreased $1,114,000, or 29%, in the year ended December 31, 2001 as compared to the year ended December 31, 2000.  Management attributes the decline in period-to-period Technology Infrastructure revenue to a softening of demand for technology consulting services due to the downturn in the domestic economy beginning late in 2000.  The economic downturn resulted in a decrease in spending on technology-related services and equipment during 2001, which negatively impacted the demand for the services offered by the Technology Infrastructure Solution Area.

          The E-Business Solution Area recorded a revenue increase of $342,000, or 16%, for the year ended December 31, 2001 as compared with the year ended December 31, 2000.  The E-Business Solution Area performed a number of significant engagements for one customer, Gartner, in Northern California during 2001.  There were no customers for whom a comparable level of E-Business services were provided during 2000.  Services provided for Gartner more than offset declines in services for other customers, which management believes were attributable to the negative impact of the economic downturn on demand for technology-based services.

          Revenue from Outsourced Services operations declined $4,694,000, or 70%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000.  Management attributes the decline in demand for Outsourced Services to a general trend in technology away from mainframe systems toward a client/server environment and the Company placing significantly greater marketing emphasis over 2000 and 2001 on the services offered by the Interactive Media, Technology Infrastructure and E-Business Solution Areas.  Another factor in the decline was the Company’s cessation of associated with Hogan IBA software products in July 2001.  Hogan IBA-based services represented the majority of legacy technology consulting revenue for the year ended December 31, 2000.

          The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $801,000 during the year ended December 31, 2001, including $253,000 for information system product sales and $548,000 for other services.  Ancillary services & product sales revenue of $998,000 was recognized during the year ended December 31, 2000, including $422,000 for information system product sales and $576,000 for other services.  Information system product sale revenue decreased by $169,000, or 40%, in 2001 as compared to 2000.  Allin Network operated Erie Computer Company (“Erie Computer”) from February to May 2000.  Erie Computer’s revenue base included a significant component of information system product sales.  Erie Computer was sold in May 2000, eliminating this revenue stream for 2001.  Revenue from other services decreased by $28,000 from 2000 to 2001.  Interactive television transactional services revenue decreased by $140,000 from 2000 to 2001.  Operations of this type ceased in December 2001 following the sale of the systems to Carnival earlier in 2001.  The majority of this decrease was offset by significant placement fee revenue of $124,000 being recognized in April 2001 following collection of litigation settlement proceeds.

Cost of Sales and Gross Profit

          The Company recognized cost of sales of $9,723,000 during the year ended December 31, 2001 as compared to $12,455,000 during the year ended December 31, 2000.  The primary reason for the decrease in cost of sales of $2,732,000 was the decline in Outsourced Services business.  Gross profit of $8,358,000 was recognized for the year ended December 31, 2001 as compared to $8,415,000 for the year ended December 31, 2000, a decrease of $57,000.  The changing mix of the Company’s services toward a greater proportion of higher-margin solutions-oriented consulting and systems integration services and a declining proportion from the lower-margin Outsourced Services operations resulted in only a 1% decrease in gross profit despite a 13% decline in revenue from 2000 to 2001.  Gross profit as a percentage of revenue increased to 46% in 2001 from 40% in 2000.

          The Company’s solution areas recorded a total of $9,472,000 for cost of sales during the year ended December 31, 2001, including $5,789,000 for Interactive Media, $1,099,000 for Technology Infrastructure, $1,083,000 for E-Business and $1,501,000 for Outsourced Services.  Comparable cost of sales for the year ended December 31, 2000 was $11,964,000 in total, including $4,343,000 for Interactive Media, $1,557,000 for Technology Infrastructure, $1,187,000 for E-Business and $4,877,000 for Outsourced Services.  Gross profit for the Company’s solution areas for the year ended December 31, 2001 was $7,808,000, including $4,282,000 for Interactive Media, $1,604,000 for Technology Infrastructure, $1,425,000 for E-Business and $497,000 for Outsourced Services.  Comparable gross profit for the year ended December 31, 2000 was $7,908,000 in total, including $2,854,000 for Interactive Media, $2,260,000 for Technology Infrastructure, $979,000 for E-Business and $1,815,000 for Outsourced Services.

          Cost of sales for the Interactive Media Solution Area for the year ended December 31, 2001 included $1,239,000 for interactive media consulting and $4,550,000 for interactive media systems integration.  Interactive Media cost of sales for the year ended December 31, 2000 included $409,000 for interactive media consulting and $3,934,000 for interactive media systems integration.  Interactive Media gross profit for the year ended December 31, 2001 included $2,373,000 for interactive media consulting and $1,909,000 for interactive media systems integration.  Interactive Media gross profit for the year ended December 31, 2000 included $874,000 for interactive media consulting and $1,980,000 for interactive media systems integration.  The period-to-period increases in consulting cost of sales and gross profit were primarily attributable to the 2001 commencement of applications development projects for interactive television systems for six Carnival ships, applications development, technical architecture, configuration and implementation services for an increased number of ship-based interactive television systems and maintenance and trouble-shooting services for a larger number of ship-based interactive television systems.  With systems integration services, the period-to-period increase in cost of sales and decrease in gross profit were impacted by the recognition of a portion of the cost of sales and gross profit associated with the sale of four Celebrity ship interactive television systems in 2000.  Since the Company had operated these systems on an owner-operator model for several years prior to their sale, substantial portions of the equipment cost for the systems had been depreciated at the time of sale to Celebrity.  This resulted in the recording of unusually low cost of sales and unusually high gross profit on the system sales.  All of the significant systems integration projects active in 2001 involved the installation of new systems and the higher cost of sales associated with the purchase of new equipment for the projects.  The result is a slight period-to-period decline in gross profit despite a 9% increase in systems integration revenue.

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

          Gross profit realized on Outsourced Services operations declined from $1,815,000 in 2000 to $497,000 in 2001.  The decline in gross profit is consistent with the period-to-period decline in revenue.  Management attributes the decline to both industry trends away from mainframe computer systems and the Company’s shift in marketing focus in 2000 and 2001 to developing higher-margin solutions-oriented business.

          Cost of sales for the Company’s ancillary services and product sales was $251,000 for the year ended December 31, 2001, including $162,000 for information system product sales and $89,000 for other services, primarily for pay-per-view movies associated with interactive television transactional services.  Cost of sales for ancillary services and product sales was $491,000 for the year ended December 31, 2000, including $316,000 for information system product sales and $175,000 for other services.  Gross profit on ancillary services and product sales was $550,000 for the year ended December 31, 2001, including $91,000 for information system product sales and $459,000 for other services.  Gross profit for ancillary services and product sales was $507,000 for the year ended December 31, 2000, including $106,000 for information system product sales and $401,000 for other services.  The largest factor in the period-to-period increase in gross profit of $43,000 was the inclusion of significant gross profit of $124,000 on a placement fee recognized in 2001 following collection of litigation settlement proceeds.  This was partially offset by declines in gross profit for interactive television transactional services due to cessation of such operations in December 2001 and gross profit for information system product sales due to four months of operating activity during 2000 for Erie Computer, which included a significant component of information system product sales.

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

          The most significant factor in the period-to-period increase of $8,637,000 in selling, general & administrative expenses was the 2001 recording of $10,748,000 of losses from impairment of assets related to goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory held by Allin Interactive.  See Impairment of Assets above under Critical Accounting Policies, Estimates and Judgments in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Note 9 – Impairment of Long-Lived Assets – in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the impairment losses.  There was no comparable impairment loss recognized during the year ended December 31, 2000.

          Other selling, general & administrative expenses declined $1,546,000, or 18%, from 2000 to 2001.  Due to the impact of the economic downturn on the demand for technology consulting services, management moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments.  The net reduction in other selling, general & administrative expenses was achieved despite the Interactive Media Solution Area augmenting its personnel in late 2000 and early 2001 in anticipation of the expected substantial increase in project activity resulting from Allin Interactive’s February 2001 agreements with Carnival.

          During the year ended December 31, 2001, severance accruals of approximately $132,000 were recorded as a result of the termination of services of three managerial personnel associated with the Company’s Interactive Media, Technology Infrastructure and E-Business Solution Area services.  During the year ended December 31, 2000, severance accruals of approximately $94,000 were recorded due to the Company’s termination of services of three managerial personnel associated with the Company’s Outsourced Services operations.

          There were several unusual items impacting selling, general & administrative expenses in the year ended December 31, 2000.  The Company incurred expenses of approximately $111,000 in connection with an abandoned acquisition candidate.  A loss of approximately $53,000 was recorded on the sale of assets related to Allin Network’s Erie Computer operations.  There were no comparable losses recorded in the year ended December 31, 2001.

          Depreciation and amortization were $1,571,000 for the year ended December 31, 2001 as compared to $2,072,000 for the year ended December 31, 2000. The decrease of 24% is due to significantly reduced goodwill amortization in 2001 due to impairment of asset values, the discontinuation of depreciation on two ship-based interactive television systems upon their sale to Carnival in February 2001 and significant levels of fixed assets reaching full depreciation in December 2000 and June 2001.

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

Loss from Discontinued Operations

          During the year ended December 30, 2001, the Company recorded a loss of $689,000 from its discontinued digital imaging operations as compared to a loss of $371,000 during the year ended December 31, 2000.  The increased loss recognized in 2001 was due to inclusion of an impairment loss of approximately $348,000 related to Allin Digital’s inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment.  Allin Digital also recorded provisions of approximately $48,000 to increase its allowance for doubtful accounts receivable during the year ended December 31, 2001.

Net Loss

          The Company’s net loss for the year ended December 31, 2001 was $11,946,000 as compared to $2,954,000 for the year ended December 31, 2000.  The most significant factor in the decrease in profitability was the inclusion of impairment losses associated with goodwill and inventory in 2001, as discussed above.  Several factors contributed to improvement in the Company’s results of operations in the second half of 2001, including increased Interactive Media activity associated with the Carnival agreements, decreased personnel costs and a reduced level of amortization expense for goodwill.  The Company recognized net income of $772,000 during the second half of 2001.

Liquidity and Capital Resources

          At December 31, 2002, the Company had cash and liquid cash equivalents of $1,895,000 available to meet its working capital and operational needs.  The net change in cash from December 31, 2001 was a decrease of $331,000, which resulted primarily from payment of dividends on preferred stock and capital expenditures, partially offset by net cash flows provided by operations.

          The Company recognized net income for the year ended December 31, 2002 of $1,009,000.  The Company recorded net non-cash expenses of $251,000, including $548,000 for depreciation of property and equipment and amortization of intangible assets, net of a benefit from income taxes of $272,000 and a $25,000 net reversal of previously recorded provisions for uncollectible accounts receivable, resulting in net cash provided of $1,260,000 related to the income statement.  Working capital adjustments resulted in net cash used of $1,193,000.  Major working capital adjustments resulting in cash used included increases in accounts receivable, unbilled receivables and costs and estimated gross margins in excess of billings of $1,195,000, $59,000 and $207,000, respectively.  These were partially offset by working capital adjustments providing cash, including increases in accounts payable and billings in excess of costs and estimated gross margins of $229,000 and $65,000, respectively, and a decrease in inventory of $51,000.  The net result of the income statement activity and working capital adjustments was net cash provided of $67,000 related to operating activities.

          Investing activities resulted in a net cash use of $43,000 for the year ended December 31, 2002 for capital expenditures for new software and the periodic upgrading of the Company’s computer hardware.  Financing activities resulted in a net cash use of $355,000 for the year ended December 31, 2002 for preferred stock dividends.

          The Company does not rely on off-balance sheet financing and does not have non-consolidated special purpose entities.

          The Company’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001.  The Company’s common stock was previously listed on The Nasdaq Stock Market’s (“Nasdaq”) National Market from the time of the Company’s initial public offering of its common stock in November 1996 until the common stock was delisted from the National Market as of the opening of business on May 9, 2001.  The Company was unable to maintain compliance with Nasdaq’s criteria for continued designation of the common stock as a National Market security.  At the time of the delisting, the common stock was not eligible for listing on Nasdaq’s SmallCap Market.  Should quotation of the common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease further.

          On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan.  The S&T Loan Agreement has subsequently been renewed in each of the four succeeding years.  The current expiration date of the S&T Loan Agreement is September 30, 2003.  The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice.  Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest.  As of December 31, 2002, maximum borrowing availability under the S&T Loan Agreement was approximately $2,463,000.  There was no outstanding balance under the S&T Loan Agreement as of December 31, 2002 and there have been no borrowings subsequent to that date.  As of March 7, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $724,000.  The decrease since year-end is primarily due to collection of a substantial amount of accounts receivable in the first quarter of 2003.

          Borrowings may be made under the S&T Loan Agreement for general working capital purposes.  Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent.  The interest rate in effect as of the beginning of 2002, 5.75%, was unchanged until November 7, 2002, when S&T Bank reduced the rate to 5.25%.  There have been no subsequent changes in the interest rate.  The interest rate increases or decreases from time to time as S&T Bank’s prime rate changes.  Interest payments on any outstanding loan balances are due monthly on the first day of the month.  The Company did not record any interest expense related to this revolving credit loan during the year ended December 31, 2002.  If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

          The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement  and Letter Agreement filed as Exhibits 4.1 and 4.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2002.  The covenant concerning dividends and purchases of stock prohibits the Company from declaring or paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares.  The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0.  Cash flow is defined as operating income before depreciation, amortization and interest.  The cash flow coverage ratio is measured for each of the Company’s fiscal quarters.  The Company was in compliance with the cash flow covenant for the fiscal quarters ended June 30, September 30 and December 31, 2002.  During the fiscal quarter ended March 31, 2002, the Company recognized net interest income.  S&T Bank acknowledged that the cash flow to interest ratio could not be calculated as intended for this quarter since net interest expense was not recognized and that this instance did not represent a violation of the cash flow coverage covenant.  The Company was in compliance with all other covenants as of December 31, 2002 and currently remains in compliance with all other covenants.  The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

          As of December 31, 2002, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share.  There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time.  There are no sinking fund provisions applicable to the Series C preferred stock.  Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law.  Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not.  Accordingly, dividends are accrued on an ongoing basis.  Accrued but unpaid dividends on the Series C preferred stock were approximately $1,644,000 as of December 31, 2002 and approximately $1,721,000 as of March 26, 2003.    Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum.  After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.  The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.  The

Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued dividends on June 30, 2006 and the commencement thereafter of scheduled quarterly dividend payments.

          As of December 31, 2002, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share.  There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003.  There are no sinking fund provisions applicable to the Series D preferred stock.  Series D preferred stock is convertible into the Company’s common stock until August 13, 2003.  Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 closing price of the common stock on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania.  Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid.  Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds.  Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 2002 and approximately $24,000 as of March 26, 2003.  Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

          As of December 31, 2002, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share.  There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time.  There are no sinking fund provisions applicable to the Series F preferred stock.  Series F preferred stock is convertible to the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any.  Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock.  Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum.  Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds.  Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any.  Dividends not paid at scheduled dates will compound quarterly thereafter.  Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of December 31, 2002 and approximately $57,000 as of March 26, 2003.  Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

          As of December 31, 2002, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share.  There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005.  The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption.  There are no sinking fund provisions applicable to the Series G preferred stock.  Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any.  The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share.  The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001.  Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.  Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed.  Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005.  Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock.  Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds.  Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of December 31, 2002 and approximately $28,000 as of March 26, 2003.

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

          In connection with the Company’s December 29, 2000 sale of Series G Convertible Redeemable Preferred Stock, the purchasers of Series G preferred stock also received warrants to purchase an aggregate of 857,138 shares of common stock which have an exercise price of $1.75 per share.  The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock or Series D Convertible Redeemable Preferred Stock.  The warrants will expire December 29, 2005, unless exercised earlier.

          In connection with the Company’s original sale of Series B Redeemable Preferred Stock in August 1998, which was subsequently exchanged for Series D Convertible Redeemable Preferred Stock, the purchasers of Series B preferred stock also received warrants to purchase an aggregate of 647,059 shares of common stock which have an exercise price of $4.25 per share, the price of the common stock as of the last trading day prior to the closing for the acquisition of Allin Consulting-Pennsylvania.  The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C Redeemable Preferred Stock.  The warrants will expire August 13, 2003, unless exercised earlier.

          The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California.  After the May 1999 conversion of a portion of the note principal to the Company’s Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000.  The principal balance of the note is due April 15, 2005.  The note provides for interest at the rate of 7% per annum.  Interest is payable quarterly in arrears on the 15th of the first month of the following calendar quarter.  Any unpaid interest is compounded quarterly.  Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal.  Accrued but unpaid interest was approximately $76,000 as of December 31, 2002 and approximately $75,000 as of March 26, 2002.

          During 2002, there were certain transactions among parties related to the Company in certain financial instruments related to the Company, including the Company’s common stock, Series F preferred stock and the above-described note payable.  For additional information concerning these transactions, see Certain Related Party Transactions above in this Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18 – Related Party Transactions included in Item 8 – Financial Statements and Supplementary Data, Item 11 – Executive Compensation and Item 13- Certain Relationships and Related Transactions in this Report on Form 10-K for additional information concerning these related party transactions.

          Capital expenditures during the year ended December 31, 2002 were approximately $43,000 and included new software and computer hardware for the Company’s periodic upgrading of technology.  Management forecasts that capital expenditures will not exceed $200,000 for 2003, and will be for computer hardware, software and communications equipment for the Company’s periodic upgrading of technology and certain leasehold improvements for the Company’s Ft. Lauderdale office.  Business conditions and management’s plans may change during the remainder of 2003 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

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

Effect of Recently Issued Accounting Standards

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Committee on Accounting Procedure Accounting Research Bulletin No. 51, Consolidated Financial Statements.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 has not had a significant effect on the Company’s results of operations and financial position.

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

          In December 2002, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  The alternate transition methods reflect the full amount of stock-based compensation expense under the fair-value method immediately upon adoption of SFAS No. 148.  SFAS No. 123 had required prospective application of fair-value based accounting to new awards of stock options.  SFAS No. 148 also amends the annual disclosure requirements concerning the pro forma effects of fair-value based accounting for stock-based compensation and requires future disclosure in interim reports in addition to annual statements.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted under SFAS Nos. 123 and 148.  Accordingly, adoption of SFAS No. 148 will not have an effect on the Company’s results of operations or financial position, but will primarily impact the Company by increasing the frequency of disclosure regarding stock-based employee compensation plans.

Item 7A – Quantitative and Qualitative Disclosure about Market Risk

          Market Risk.  During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, interest rate risk, foreign currency exchange rate risk and collectability of accounts receivable,.  The Company manages these risks by assessing their possible impacts on a regular basis.  The Company does not anticipate any material losses in any of these market risk areas.  The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose.  The Company does not purchase goods subject to commodity price risk.

          Foreign Currency Exchange Rate Risk.  The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk.  Contracts covering any of the Company’s foreign or at sea operations are denominated in United States dollars.  The Company believes that costs associated with any projects or services conducted outside the United States are also predominantly in United States dollars.  Therefore, the Company does not believe it is subject to material foreign exchange currency risk.

          Trading Risk.  The Company does not undertake any trading activities involving commodity contracts that are accounted for at fair value.

          Interest Rate Risk.  In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2003.  There was no variable rate debt outstanding as of December 31, 2002.  The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%.  The Company believes S&T Bank’s prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank.  During 2002, the applicable interest rate varied from a low of 5.25% to a high of 5.75%.  The applicable rate as of December 31, 2002 was 5.25%.  Since the Company did not have any borrowings on its revolving credit loan outstanding during 2002, there was no financial impact from the variation in interest rates.  There have been no borrowings on the revolving credit loan in 2003 and there is no current or variable rate debt outstanding at this time.

          The following table presents approximate principal cash flows and related interest rates by expected maturity date for the Company’s fixed rate debt.

	2003	2004	2005	Total

Long Term Debt:
Fixed Rate Debt	—	—	$1,000,000	$1,000,000
Average Interest Rate	—	—	7.00%	7.00%

          Fixed rate debt represents a note payable with an outstanding principal balance of $1,000,000 as of December 31, 2002.  The note payable bears interest at a fixed rate of 7%.  Note principal is due April 15, 2005.  The note is related to the November 1996 acquisition of Allin Consulting-California, with the principal balance of the note being fixed and the maturity of the note being revised in a November 1998 amendment.  The amendment was entered into between the Company and the former sole shareholder of Allin Consulting-California, who at the time was the President of the Company and a beneficial holder of more than five percent of the Company’s common stock.  Because the terms of the note were established by related parties and were related to the particular circumstances of the acquisition of Allin Consulting-California, the Company does not believe the note is comparable to any publicly-traded debt instruments from which independent evidence of fair value could be obtained.  Consequently, no fair value can be estimated for the note.

          Accounts Receivable/Accounts Payable.  Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances at December 31, 2002, respectively.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2001	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$2,226	$1,895
Accounts receivable, net of allowance for doubtful accounts of $124 and $48	3,359	4,579
Unbilled receivable	211	270
Inventory	75	24
Prepaid expenses	196	217
Current costs and estimated gross margins in excess of billings	360	438
Deferred income tax asset	—	272
Assets held for sale	8	—

Total current assets	6,435	7,695
Property and equipment, at cost:
Leasehold improvements	471	471
Furniture and equipment	2,964	3,007

	3,435	3,478
Less--accumulated depreciation	(2,953)	(3,330)

	482	148
Other assets:
Non-current costs and estimated gross margins in excess of billings	—	129
Goodwill, net of accumulated amortization of $3,502 and $3,742	712	817
Intangible assets, net of accumulated amortization of $792 and $723	1,789	1,513

Total assets	$9,418	$10,302

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2001	December 31, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,329	$2,558
Accrued liabilities:
Compensation and payroll taxes	298	290
Current portion of dividends on preferred stock	76	76
Other	307	276
Billings in excess of costs and estimated gross margins	572	637
Deferred revenue	53	28

Total current liabilities	3,635	3,865
Non-current portion of dividends on preferred stock	1,369	1,685
Non-current portion of notes payable	1,000	1,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,028	1,041
Common stock, par value $.01 per share - authorized 20,000,000 shares, issued 6,967,339 shares	70	70
Additional paid-in-capital	41,002	40,318
Warrants	1,017	1,017
Treasury stock at cost, 8,167 common shares	(27)	(27)
Retained deficit	(45,328)	(44,319)

Total shareholders’ equity	3,414	3,752

Total liabilities and shareholders’ equity	$9,418	$10,302

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002

Revenue:
Solution area consulting services	$7,266	$8,824	$6,566
Solution area integration services	5,914	6,459	5,191
Outsourced services	6,692	1,998	1,079
Ancillary services	576	547	88
Ancillary product sales	422	253	409

Total revenue	20,870	18,081	13,333
Cost of sales	12,455	9,723	6,884

Gross profit	8,415	8,358	6,449
Selling, general & administrative expenses:
Depreciation and amortization	2,072	1,571	537
Loss on impairment or disposal of assets	67	10,751	—
Other selling, general & administrative expenses	8,722	7,176	5,158

Total selling, general & administrative expenses	10,861	19,498	5,695

(Loss) income from operations	(2,446)	(11,140)	754
Interest expense, net	216	117	27

(Loss) income before provision for income taxes	(2,662)	(11,257)	727
Benefit from income taxes	(79)	—	(272)

(Loss) income from continuing operations	(2,583)	(11,257)	999
(Loss) income from discontinued operations	(371)	(689)	10

Net (loss) income	(2,954)	(11,946)	1,009
Accretion and dividends on preferred stock	637	660	684

Net (loss) income attributable to common shareholders	$(3,591)	$(12,606)	$325

(Loss) income per common share from continuing operations - basic	$(0.50)	$(1.71)	$0.05
(Loss) income per common share from discontinued operations - basic	$(0.06)	$(0.10)	$0.00

Net (loss) income per common share - basic	$(0.56)	$(1.81)	$0.05

(Loss) income per common share from continuing operations - diluted	$(0.50)	$(1.71)	$0.04
(Loss) income per common share from discontinued operations - diluted	$(0.06)	$(0.10)	$0.00

Net (loss) income per common share - diluted	$(0.56)	$(1.81)	$0.04

Weighted average number of shares outstanding - basic	6,371,827	6,966,365	6,967,339

Weighted average number of shares outstanding - diluted	6,371,827	6,966,365	11,253,053

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002

Cash flows from operating activities:
Net (loss) income	$(2,954)	$(11,946)	$1,009
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	2,138	1,614	548
Benefit from income taxes	—	—	(272)
Cost of fixed assets sold	248	—	—
(Gain) loss from disposal of assets	(85)	25	—
Loss from impairment of assets	—	11,080	—
Provision for uncollectable accounts receivable	107	82	(25)
Changes in certain assets and liabilities:
Accounts receivable	(703)	1,289	(1,195)
Unbilled receivable	(42)	(169)	(59)
Inventory	(250)	496	51
Prepaid expenses	155	77	(21)
Assets held for sale	(71)	49	8
Costs and estimated gross margins in excess of billings	(748)	387	(207)
Other assets	—	17	—
Accounts payable	2,118	(454)	229
Accrued liabilities	(189)	(577)	(39)
Billings in excess of costs and estimated gross margins	(626)	547	65
Income taxes payable	(80)	(1)	—
Deferred revenue	(949)	6	(25)

Net cash flows (used for) provided by operating activities	(1,931)	2,522	67

Cash flows from investing activities:
Proceeds from sale of assets	186	2	—
Capital expenditures	(444)	(85)	(43)
Acquisition of subsidiaries	—	(60)	—

Net cash flows used for investing activities	(258)	(143)	(43)

Cash flows from financing activities:
Issuance of preferred stock and warrants	1,434	—	—
Payment of dividends on preferred stock	(306)	(326)	(355)
Proceeds from (repayment of) line of credit	1,505	(2,155)	—
Payments on notes payable	(2)	(2)	—

Net cash flows provided by (used for) financing activities	2,631	(2,483)	(355)

Net change in cash and cash equivalents	442	(104)	(331)
Cash and cash equivalents, beginning of period	1,888	2,330	2,226

Cash and cash equivalents, end of period	$2,330	$2,226	$1,895

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Series C		Series D		Series E		Series F
	Redeemable		Convertible	Redeemable	Convertible	Redeemable	Convertible	Redeemable
	Preferred	Stock	Preferred	Stock	Preferred	Stock	Preferred	Stock

	Shares	Balance	Shares	Balance	Shares	Balance	Shares	Balance

Balance, December 31, 1999	25,000	$2,500	2,750	$2,152	1,926	$1,926	1,000	$1,000
Issuance of common stock in acquisition of assets	—	—	—	—	—	—	—	—
Conversion of Series E convertible, redeemable preferred stock and accrued dividends to common stock	—	—	—	—	(1,926)	(1,926)	—	—
Issuance of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	—
Beneficial conversion feature of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2000	25,000	$2,500	2,750	$2,152	—	$—	1,000	$1,000
Issuance of common stock in acquisition	—	—	—	—	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2001	25,000	$2,500	2,750	$2,152	—	$—	1,000	$1,000
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2002	25,000	$2,500	2,750	$2,152	—	$—	1,000	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

	Series G
	Convertible	Redeemable			Additional Paid-In Capital	Warrants			Retained Deficit	Total Shareholders’ Equity
	Preferred	Stock	Common	Stock			Treasury	Stock

	Shares	Balance	Shares	Par Value			Shares	Cost

Balance, December 31, 1999	—	$—	5,987,663	$60	$40,198	$598	8,167	$(27)	$(30,428)	$17,979
Issuance of common stock in acquisition of assets	—	—	23,310	—	93	—	—	—	—	93
Conversion of Series E convertible, redeemable preferred stock and accrued dividends to common stock	—	—	942,141	10	1,930	—	—	—	—	14
Issuance of Series G convertible redeemable preferred stock	150	1,015	—	—	—	—	—	—	—	1,015
Beneficial conversion feature of Series G convertible redeemable preferred stock	—	—	—	—	58	—	—	—	—	58
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	(58)	—	—	—	—	(58)
Issuance of warrants	—	—	—	—	—	419	—	—	—	419
Accrual of dividends on preferred stock	—	—	—	—	(579)	—	—	—	—	(579)
Net loss	—	—	—	—	—	—	—	—	(2,954)	(2,954)

Balance, December 31, 2000	150	$1,015	6,953,114	$70	$41,642	$1,017	8,167	$(27)	$(33,382)	$15,987
Issuance of common stock in acquisition	—	—	14,225	—	20	—	—	—	—	20
Accretion of Series G convertible redeemable preferred stock	—	13	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	(647)	—	—	—	—	(647)
Net loss	—	—	—	—	—	—	—	—	(11,946)	(11,946)

Balance, December 31, 2001	150	$1,028	6,967,339	$70	$41,002	$1,017	8,167	$(27)	$(45,328)	$3,414
Accretion of Series G convertible redeemable preferred stock	—	13	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	(671)	—	—	—	—	(671)
Net income	—	—	—	—	—	—	—	—	1,009	1,009

Balance, December 31, 2002	150	$1,041	6,967,339	$70	$40,318	$1,017	8,167	$(27)	$(44,319)	$3,752

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

          Allin Corporation (“the Company”), a Delaware corporation, functions as a holding company and wholly owns the subsidiaries noted below.  The Company’s corporate headquarters are located in Pittsburgh, Pennsylvania.

          Allin Interactive Corporation (“Allin Interactive”), a Delaware corporation, provides interactive media systems integration and consulting services from its Ft. Lauderdale, Florida headquarters and at various domestic and international locations.  Allin Interactive also derives revenue from the sale of products related to interactive television technology.  Allin Interactive historically operated interactive television systems installed on cruise ships and derived revenue from passengers through pay-per-view and gaming interactive services.  Operation of the last two of these systems ceased in December 2001.  Transactional revenue from cruise ship systems was derived at sea and at various domestic and international ports of call.

          Allin Corporation of California (“Allin Consulting-California”), a California corporation, generates revenue from fees for technology consulting services that develop and deploy solutions based on technology from Microsoft Corporation (“Microsoft”).  Operations are oriented around Technology Infrastructure and E-Business Solution Areas.  Allin Consulting-California’s services are provided at various locations within the United States, mostly located near its two offices in northern California.

          Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), a Pennsylvania corporation, also generates fee-based revenue from services that develop and deploy Microsoft-based technology solutions.  Microsoft-based services are oriented around Technology Infrastructure and E-Business Solution Areas.  Additionally, Allin Consulting-Pennsylvania provides outsourced services related to Microsoft, Oracle and Informix software and technologies.  Allin Consulting-Pennsylvania’s technology consulting services are provided mostly near its operational headquarters in Pittsburgh.  Allin Consulting-Pennsylvania also derives revenue from occasional sales of computer hardware and software products.  Such products have typically been recommended in association with technology consulting projects.  Prior to 2002, Allin Consulting-Pennsylvania’s outsourced services also specialized in certain legacy technologies including IBM mainframe technology and specialized banking industry software.  These consulting services were performed at various locations nationally.

          Allin Network Products, Inc. (“Allin Network”), a California corporation, generates revenue from sales of information system products and provision of technology infrastructure services.  Allin Network’s operations are concentrated near Pittsburgh and in northern California.

          Allin Holdings Corporation (“Allin Holdings”), a Delaware corporation, provides treasury management services to the Company and its subsidiaries.

          During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital Imaging Corp. (“Allin Digital”), a Delaware corporation.  Information presented herein concerning revenue, cost of sales, gross profit, and selling, general and administrative expenses excludes the operations of Allin Digital.  The results of operations of Allin Digital are presented as income or loss from discontinued operations in the Consolidated Statements of Operations.  See Note 10 – Discontinuation of Digital Imaging Operations.  On December 31, 2002, Allin Digital was merged into Allin Interactive.

          The Company is subject to a number of risks, including, among others, general economic conditions, world events such as terrorism or war, fluctuations in operating results, the Company’s history of net losses prior to 2002 and accumulated deficit, liquidity, public stock market requirements and trading issues, expiration of its line of credit in September 2003, expiration of the Company’s primary supplier agreement for its Interactive Media operations in December 2003, competitive market conditions; dependence on key personnel; rapidly changing technology; and risks inherent in developing new products and markets.  These risks or events associated with these risks may negatively impact the Company or its customers.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Summary of Significant Accounting Policies

          The following is a summary of the significant accounting policies affecting the Company’s consolidated financial statements.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  It is the Company’s policy to consolidate all majority-owned subsidiaries where the Company has control.  All significant intercompany accounts and transactions have been eliminated.

          The Consolidated Balance Sheet as of December 31, 2002 includes the financial position of the Company, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings as of that date.  The Consolidated Balance Sheet as of December 31, 2001 includes the financial position of these entities and Allin Digital. The Consolidated Statements of Operations for the periods ended December 31, 2000, 2001 and 2002 reflect the results of continuing operations for the Company, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings.

Reclassifications

          Certain reclassifications have been made to the Consolidated Balance Sheet as of December 31, 2001 and the Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2000 and 2001 to conform to the current presentation of these statements.  The reclassifications did not impact the Company’s results of operations, earnings per share or shareholders’ equity during the periods ended December 31, 2000 and 2001 and accordingly, no changes have been made to the Consolidated Statements of Operations or the Consolidated Statements of Shareholders’ Equity for those periods.  The reclassifications are described below.

          Allin Interactive performs systems integration services for interactive television technology under certain agreements accounted for utilizing the percentage of completion or proportional performance methods.  Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins have been reclassified on the Consolidated Balance Sheet as of December 31, 2001 such that the aggregate of all projects with costs and estimated gross margins in excess of billings balances is presented under current assets while the aggregate of all projects with billings in excess of costs and estimated gross margins balances is presented under current liabilities.  Previously, the aggregate of costs and estimated gross margins in excess of billings had been offset against the aggregate of billings in excess of costs and estimated gross margins, with the net amount included under current liabilities.  The change results in increases of approximately $360,000 in current assets, total assets, current liabilities and total liabilities and shareholders’ equity on the Consolidated Balance Sheet as of December 31, 2001.  This reclassification also impacts the Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and 2001.  Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities.  Previously, the changes had been presented on a net basis.  There is no change to the net cash flows used for or provided by operating activities for the periods ended December 31, 2000 and 2001.

          The liability for accrued dividends on preferred stock has been separated into current and non-current portions based on the Company’s expectations for payment of the dividends.  Previously, all of the accrued dividends on preferred stock had been included under current liabilities.  This reclassification impacts only the Consolidated Balance Sheet as of December 31, 2001.

          The Company’s provisions for uncollectible accounts receivable have been reclassified on the Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and 2001 to presentation as adjustments to reconcile net (loss) income to net cash flows from operating activities under cash flows from operating activities.  Previously, the provisions had been netted against the changes in accounts receivable presented under changes in certain assets and liabilities under cash flows from operating activities.  There is no change to the net cash flows used for or provided by operating activities for the periods ended December 31, 2000 and 2001.  This reclassification impacts only the Consolidated Statements of Cash Flows for those periods.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

          During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital.  Allin Digital’s activities represented all of the Company’s revenue and gross profit reported prior to June 2001 for two segments, Digital Imaging Systems Integration and Digital Imaging Product Sales, as well as a portion of the revenue and gross profit previously reported for the segment Other Services.  Accordingly, the results of operations, net of tax, for Allin Digital for the periods ended December 31, 2000, 2001 and 2002 have been reclassified to income or loss from discontinued operations, which is presented after income or loss from continuing operations.  Operations during 2002 were of a wrap-up nature and included continuing liquidation of inventory, fulfillment of technical support obligations in place as of June 2001, collection of accounts receivable and resolution of other matters pertaining to Allin Digital’s prior operations.  See Note 10 – Discontinuation of Digital Imaging Operations.  The information related to the Company’s revenue and gross profit included in Note 19 – Industry Segment Information - has been reclassified for the periods presented to exclude the discontinued operations.

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

          The Company maintains demand and money market accounts at several domestic banks.  From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage.

Market Risk Sensitive Instruments

          The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Revenue and Cost of Sales Recognition

          Allin Interactive’s recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required.  For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, Allin Interactive recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance.  Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status.  For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project.  For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis.  Time-based consulting revenue and cost of sales are recognized as services are performed.  Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped.  Interactive television transactional revenue and any associated cost of sales were recognized as the services were performed prior to cessation of these activities in December 2001.  On the accompanying Consolidated Statements of Operations, systems integration revenue is included in “Solution area integration services”, consulting revenue is included in “Solution area consulting services”, interactive television transactional revenue is included in “Ancillary services” and product sales are included in “Ancillary product sales.”

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Allin Consulting-California and Allin Consulting-Pennsylvania charge consulting fees for their Technology Infrastructure and E-Business Solution Area services.  Allin Consulting-Pennsylvania also charges consulting fees for  outsourced services.  The majority of engagements are billed on an hourly basis, with revenue and related cost of sales recognized as services are performed.  Engagements are also performed on a fixed-price basis, with revenue and cost of sales recognized on the percentage of completion method based on the proportion of labor expended through the end of the period to expected total project labor.  Allin Consulting-Pennsylvania recognizes revenue and associated cost from the sale of products at the time the products are shipped.  Revenue from Technology Infrastructure and E-Business Solution Area services is included in “Solution area consulting services” on the accompanying Consolidated Statements of Operations.  Revenue from product sales is included in “Ancillary product sales.”

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

          Allin Consulting-Pennsylvania, Allin Interactive and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped.  Associated shipping costs are recorded as cost of sales.

          Two significant customers accounted for approximately 29% and 22%, respectively, of the Company’s 2002 revenue.  Three significant customers accounted for approximately 27%, 16% and 15%, respectively, of the Company’s 2001 revenue.  Three significant customers accounted for approximately 13%, 12% and 10%, respectively, of the Company’s 2000 revenue.

Accounts Receivable and Unbilled Receivables

          The Company’s subsidiaries record accounts receivable based upon billing for services and products.  Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred.  The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement.  Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer.  Accounts receivable are not normally collateralized.  The Company does not routinely charge interest on past due accounts receivable.  However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection.  In these instances, interest income is recognized as payments are received. The Company’s risk of loss for accounts receivable and unbilled receivables is limited to the amounts recorded on the Consolidated Balance Sheet.

          Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable.  Accounts receivable are written off if reasonable collection efforts prove unsuccessful.  Bad debt expense is reflected in Other selling, general and administrative expenses  on the Consolidated Statements of Operations when allowances on accounts receivable are increased or when accounts written off exceed available allowances.

          As of December 31, 2002, three significant customers comprised 31%, 25% and 24%, respectively, of the Company’s accounts receivable.  As of December 31, 2001, three significant customers comprised 35%, 27% and 11%, respectively, of the Company’s accounts receivable.

Inventory

          Inventory, consisting principally of computer hardware, software and equipment utilized in interactive television systems, is stated at the lower of cost or market.  The Company utilizes an average cost method.  During 2001, the carrying value for inventory held by Allin Digital and Allin Interactive was determined to be impaired and was written down to estimated market value.  See Note 9 – Impairment of Long-Lived Assets - for additional information.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

          Property and equipment are recorded at cost.  The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets.  In the year of acquisition, the Company takes a full year of depreciation if the asset was purchased in the first six months of the year, and half a year of depreciation if the asset was purchased in the last six months of the year.  The estimated useful lives of property and equipment range from three to five years.  Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated.  Depreciation expense is included in Selling, general, and administrative expenses on the Consolidated Statements of Operations.  Depreciation expense for the periods ended December 31, 2000, 2001 and 2002 was approximately $759,000, $650,000, and $366,000, respectively.

Assets Held for Sale

          Assets held for sale as of December 31, 2001 consisted of information system equipment purchased prior to year-end that was sold to customers during January 2002.

Business Combinations, Goodwill and Intangible Assets

          As of December 31, 2002, intangible assets include goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, Inc. (“MEGAbase”), which was merged into Allin Consulting-California, and a customer list associated with the acquisition of Allin Consulting-Pennsylvania.  See Note 8 – Goodwill and Intangible Assets.

          The Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on January 1, 2002.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets are reviewed annually for potential impairment, or more frequently if impairment indicators arise.  Transition testing required at implementation and annual testing for 2002, which was also performed as of January 1, indicated no impairment of the recorded values of the Company’s intangible assets.  Goodwill and separable intangible assets with indefinite lives are no longer amortized.  Separable intangible assets that are deemed to have definite lives are amortized over their estimated useful lives.  The customer list was determined to have a definite life.  During 2002, amortization was based on the estimated useful life in effect upon adoption of SFAS No. 142, which extended through 2011.  See Note 21 – Subsequent Events for information regarding testing for potential impairment as of January 1, 2003.

          During 2001, due to significant variances in the rate of revenue and gross profit growth from prior expectations for the operations of Allin Consulting-California and Allin Consulting-Pennsylvania and changing perceptions about market conditions, the Company re-evaluated the recorded values of the intangible assets related to the acquisitions.  Cash flow projections indicated the estimated fair values of the acquired intangible assets were less than the net unamortized values of the assets.  Accordingly, the Company recorded losses for impairment of goodwill associated with the acquisitions.  See Note 9 – Impairment of Long-Lived Assets - for additional information.

          The agreement for the acquisition of MEGAbase included provisions for contingent payments based on the achievement of certain financial results, as defined in the agreement, subsequent to the acquisition.  In January 2001, additional purchase consideration consisting of cash and shares of the Company’s common stock was recorded related to this acquisition.  The additional purchase consideration was recorded as goodwill.  See Note 7– Acquisitions.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

          SFAS No. 142 specifies that testing for potential impairment of goodwill shall be based on a comparison of the fair value of reporting units to their carrying values.  An impairment loss is recognized for any excess of carrying value of the reporting unit over fair value.  A reporting unit is an operating segment or a component of an operating segment.  The Company has determined the reporting units relevant to goodwill are the California- and Pennsylvania-based components of the Technology Infrastructure and E-Business operating segments and the Outsourced Services operating segment.  In testing for potential impairment of goodwill, the net assets, including goodwill, of Allin Consulting-California and Allin Consulting-Pennsylvania are attributed to the reporting units in a manner consistent with the Company’s asset segment reporting to calculate the carrying values of the reporting units.  The Company utilizes industry analyst valuation guidelines for information technology services to estimate fair values for the reporting units.  See Note 8 – Goodwill and Intangible Assets and Note 21 – Subsequent Events for additional information concerning transition and annual testing for potential impairment of goodwill.

          SFAS No. 142 also specifies that the guidelines set forth in Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121) shall be followed in testing for potential impairment of intangible assets subject to amortization, such as the customer list associated with the acquisition of Allin Consulting-Pennsylvania.  In the event that facts and circumstances indicate that the carrying value of an asset may not be recoverable, fair value, or if not readily available, estimated future undiscounted cash flows associated with the asset, would be compared to the asset’s carrying value to determine if a write-down to market value or discounted cash flow is required.  SFAS No. 121 was the accounting standard governing potential impairment losses related to goodwill prior to the adoption of SFAS No. 142.  See Note 9 – Impairment of Long-Lived Assets - for information related to impairment losses recorded in 2001.

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

          Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins relate to Allin Interactive projects for which revenue and cost of sales are being recognized on a percentage of completion or proportional performance basis.  For an individual project, costs and estimated gross margins in excess of billings consists of costs and estimated gross margins, net of amounts billed but not yet recognized as revenue.  For an individual project, billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs and estimated gross margins associated with the project which have not yet been recognized as cost of sales.  Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the consolidated balance sheets.  Billings, costs and estimated gross margins associated with this type of project expected to be recognized as revenue, cost of sales or gross margin within one year result in the inclusion of current assets and/or liabilities on the consolidated balance sheets while amounts expected to be recognized as revenue, cost of sales or gross margin beyond one year result in the inclusion of non-current assets and/or liabilities on the consolidated balance sheets.

Financial Instruments

          In May 1999, a portion of a note associated with the acquisition of Allin Consulting-California was exchanged for a like amount of the Company’s Series F Convertible Redeemable Preferred Stock.  See Note 3 – Preferred Stock.  The remaining principal balance of the note payable is recorded at the face value of the instrument.  The Company accrues interest at fixed rates and makes quarterly interest payments.  All other financial instruments are classified as current and will be utilized within the next operating cycle.

Deferred Revenue

          Deferred revenue is recorded for amounts billed to, or payments received from, customers for which services will be performed in future periods.  Such amounts are recognized as revenue when services are performed.  As of December 31, 2001 and 2002, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

          Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes a ‘‘fair value based method’’ of financial accounting and related reporting standards for stock-based employee compensation plans.  Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”) amends SFAS No. 123 to provide alternate transition methods for adoption of the fair value based method of financial accounting.  SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company has elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123.  Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net loss or income and earnings per share would have been as follows:

Year ended December 31 (dollars in thousands)	2000	2001	2002

As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—
Net (loss) income	(2,954)	(11,946)	1,009
(Loss) earnings per share - basic	$(0.56)	$(1.81)	$0.05
(Loss) earnings per share - diluted	(0.56)	(1.81)	0.04
Pro forma
Stock-based employee compensation cost, net of tax	$541	$669	$153
Net (loss) income	(3,495)	(12,615)	856
(Loss) earnings per share - basic	$(0.65)	$(1.91)	$0.02
(Loss) earnings per share - diluted	(0.65)	(1.91)	0.02

Advertising and Promotions

          Expenditures for advertising and promotions were approximately $64,000, $60,000, and $67,000 for the years ended December 31, 2000, 2001, and 2002, respectively.  Expenditures for advertising and promotions are expensed as incurred.

Income Taxes

          The Company records current and deferred provisions for federal and state income tax and current and deferred tax assets and liabilities, as appropriate, in accordance with the requirements of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”).  Valuation allowances will reduce deferred tax assets recorded if there is material uncertainty as to the ultimate realization of the deferred tax benefits.  See Note 17- Income Taxes.

Earnings Per Share

          Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”.  See Note 6 – Earnings Per Share.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Committee on Accounting Procedure Accounting Research Bulletin No. 51, Consolidated Financial Statements.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 has not had a significant effect on the Company’s results of operations and financial position.

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

          In December 2002, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  The alternate transition methods reflect the full amount of stock-based compensation expense under the fair-value method immediately upon adoption of SFAS No. 148.  SFAS No. 123 had required prospective application of fair-value based accounting to new awards of stock options.  SFAS No. 148 also amends the annual disclosure requirements concerning the pro forma effects of fair-value based accounting for stock-based compensation and requires future disclosure in interim reports in addition to annual statements.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company will continue to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted under SFAS Nos. 123 and 148.  Accordingly, adoption of SFAS No. 148 will not have an effect on the Company’s results of operations or financial position, but will primarily impact the Company by increasing the frequency of disclosure regarding stock-based employee compensation plans.

Supplemental Disclosure of Cash Flow Information

          Cash payments for income taxes were approximately $7,000, $4,000, and $-0- during the years ended December 31, 2000, 2001, and 2002, respectively.  Cash payments for interest were approximately $557,000, $132,000 and $75,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

          Dividends of approximately $314,000, $367,000 and $391,000 were accrued but unpaid during the years ended December 31, 2000, 2001 and 2002, respectively, on outstanding shares of the Company’s preferred stock.  Cash payments of dividends were approximately $306,000, $326,000 and $355,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The non-cash investing and financing activities for the year ended December 31, 2000 are as follows:

Issuance of common stock for acquisition of assets	$93,000
Issuance of common stock for conversion of Series E convertible redeemable preferred stock and accrued dividends	$1,940,000
Conversion of Series E convertible redeemable preferred stock	$(1,926,000)
Conversion of dividends accrued on preferred stock	$(14,000)

          The non-cash investing and financing activities for the year ended December 31, 2001 are as follows:

Issuance of common stock for additional purchase consideration related to the acquisition of MEGAbase	$20,000

          There were no non-cash investing or financing activities for the year ended December 31, 2002.

3.  Preferred Stock

          The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share.  Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock.  On August 13, 2000 all of the 1,926 outstanding shares of the Company’s Series E preferred stock converted to shares of the Company’s common stock.  On May 31, 1999, all of the Company’s outstanding Series A and B preferred stock were exchanged for like numbers of shares of the Company’s Series C and D preferred stock, respectively.  The Company will not issue any additional shares of Series A, B or E preferred stock.  The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

          Under the terms of the Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998 and amended as of October 1, 1999, the Change in Terms Agreement dated as of July 19, 2002 and the Letter Agreement dated as of July 24, 2002, the Company is prohibited from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock.  The Loan and Security Agreement expires September 30, 2003.  However, the Company expects the Loan and Security Agreement will be renewed.  Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Series C Redeemable Preferred Stock

          As of December 31, 2002, 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share, were outstanding.  There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time.  Series C preferred stock accrues dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law.  Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum.  After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% of the liquidation value thereof per annum and will be payable quarterly, subject to legally available funds.  Series C preferred shares are not convertible into common shares.  There are no sinking fund provisions applicable to the Series C preferred stock.

- 66

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Dividends on Series C preferred shares of approximately $270,000, $292,000 and $315,000 were accrued during the fiscal years ended December 31, 2000, 2001 and 2002, respectively.  Accrued dividends on Series A preferred shares as of May 31, 1999 were assumed under the issuance of Series C preferred stock in exchange for the Series A shares.  Accrued but unpaid dividends on Series C preferred stock were approximately $1,329,000 and $1,644,000 as of December 31, 2001 and 2002, respectively.  No dividends have been paid to date on Series C preferred shares.  The Company’s current credit agreement with S&T Bank prohibits declaration or payment of dividends on Series C preferred stock during the term of the agreement.

Series D Convertible Redeemable Preferred Stock

          As of December 31, 2002, 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, were outstanding.  There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003.  There are no sinking fund provisions applicable to the Series D preferred stock.    Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly.  Dividends are payable on the final day of each January, April, July and October.

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

          Dividends accrued on Series D preferred shares were approximately $165,000 during each of the fiscal years ended December 31, 2000, 2001 and 2002.  Accrued dividends on Series B preferred shares as of May 31, 1999 were assumed under the issuance of Series D preferred stock in exchange for the Series B shares.  Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 2001 and 2002.

Series E Convertible Redeemable Preferred Stock

          On August 13, 2000, all of the 1,926 outstanding shares of the Company’s Series E Convertible Redeemable Preferred Stock, having a liquidation value of $1,000 per share, along with approximately $14,000 of accrued but unpaid dividends automatically converted to 942,141 shares of the Company’s common stock.  The rate of conversion was $2.06 per common share.

          Series E preferred stock earned dividends at the rate of 6% of the liquidation value thereof per annum, payable quarterly, subject to legally available funds.  Dividends on Series E preferred shares of approximately $72,000 were recorded during the fiscal year ended December 31, 2000.

Series F Convertible Redeemable Preferred Stock

          On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the promissory note by $1,000,000 in exchange for 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share.  There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time.  There are no sinking fund provisions applicable to the Series F preferred stock.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum.  Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds.  Unpaid dividends compound quarterly at 7% interest.  Dividend payments began April 15, 2000.  Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption, if any.  Dividends accrued on Series F preferred shares were approximately $70,000 during each of the fiscal years ended December 31, 2000, 2001 and 2002.  Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of December 31, 2001 and 2002.

          Series F preferred stock is convertible to the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any.  Until and including May 31, 2004, each share of Series F preferred stock will be convertible into 508 shares of the Company’s common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading day prior to the first anniversary of the issuance of the Series F preferred stock.  In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series F preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

          Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005.  Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of redemption, if any, or the date of conversion into common stock.  Dividends are payable quarterly in arrears on the first day of each calendar quarter.  Dividends accrued on Series G preferred shares were approximately $1,000 during the fiscal year ended December 31, 2000 and approximately $120,000 during each of the fiscal years ended December 31, 2001 and 2002, respectively.  Accrued but unpaid dividends on Series G preferred stock were approximately $30,000 as of December 31, 2001 and 2002.

          Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any, as determined by dividing $10,000 by $0.35.  The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share.  The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001.  Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.  Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.  Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of September 29, 2000 or the Series G preferred stock, the exercise of warrants outstanding as of September 29, 2000 or the warrants issued December 29, 2000, the acquisition by the Company of another business or the assets of another business or a firm commitment underwritten public offering of the common stock resulting in net proceeds to the Company of not less than $10,000,000.

          Inclusion of the convertibility feature in the Series G preferred stock resulted in the issuance of preferred stock with a non-detachable conversion feature that was “in the money” at the date of issuance.  Therefore, a beneficial conversion feature of approximately $58,000 was recognized by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital during December 2000, when the Series G preferred stock was issued.  The beneficial conversion feature was treated as an immediate dividend to the Series G preferred shareholders since the Series G preferred shareholders had rights for immediate conversion.  Consequently, the value of the beneficial conversion feature represented a dividend that would accrete immediately upon approval.  Since the Company had an accumulated deficit as of the issuance date, the accretion was netted against additional paid-in-capital rather than accumulated deficit, resulting in no net change to shareholders’ equity.  The beneficial conversion feature results in additional accretion of preferred stock in determining net loss available to common shareholders during 2000, which resulted in lower earnings per share.  The beneficial conversion feature will not otherwise impact the earnings per share calculations during periods in which the Company has net losses as the effect would be anti-dilutive.

          In December 2000, the Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants.  The Series G preferred stock was recorded at approximately $1,015,000, which reflected the fair value of the preferred stock, net of approximately $66,000 of offering costs.  The offering costs are being accreted on a straight-line basis over five years.  The recorded values of the Series G preferred stock were approximately $1,028,000 and $1,041,000 as of December 31, 2001 and 2002, respectively.

4.  Warrants for Common Stock

          On December 29, 2000, Series G preferred shareholders also received warrants to purchase an aggregate of 857,138 shares of common stock at $1.75 per share.  Issuance of common stock upon exercise of the warrants was approved on that day by the holders of a majority of the Company’s common shares.  The Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and warrants between the relative fair values of the preferred stock and warrants.  The value allocated to warrants, approximately $419,000, is reflected as a component of shareholders’ equity.  The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrants exceeds the average price of the Company’s common shares.  The warrants will expire December 29, 2005, unless exercised earlier.

          On December 31, 1998, Series B preferred shareholders also received warrants to purchase an aggregate of 647,059 shares of common stock at $4.25 per share.  Issuance of common stock upon exercise of the warrants was approved on that day by the holders of a majority of the Company’s common shares.  The Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and warrants between the relative fair values of the preferred stock and warrants.  The value allocated to warrants, approximately $598,000 is reflected as a component of shareholders’ equity.  The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrants exceeds the average price of the Company’s common shares.  The warrants will expire August 13, 2003, unless exercised earlier.

5.  Stock Based Compensation and Restricted Stock Award

          On October 25, 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”) for executive management, non-employee directors, employees and consultants of the Company and its subsidiaries.  The 1996 Plan provided for the issuance of up to 266,000 shares of common stock for award of stock options, stock appreciation rights, restricted shares and restricted units.  During 1998, the Company’s Board of Directors approved the reissuance of forfeited stock options under the 1996 Plan.  As of December 31, 2002, 43,899 shares remained available for future grants under the 1996 Plan.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Stock options awarded under the 1996 Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date, except for 56,000 options which vested on grant date, 14,760 options awarded to former employees of SportsWave, Inc. (“SportsWave”), a subsidiary owned by the Company from 1996 to 1998, which vested upon the sale of that company, 15,000 options which vested on May 15, 2001 and 28,000 options which will vest on the date of a change in control of the Company, as defined in a certain employment agreement, if earlier than the remaining normal vesting schedule.  The right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by, or ceases to provide consulting services to, the Company or a subsidiary for any reason, except for 70,760 of the options noted above, which do not include an early expiration provision, and 2,900 of the options, which do not require ongoing employment or consulting services.

          The Company granted 26,668 restricted shares under the 1996 Plan to employees of Allin Consulting-California on November 6, 1996.  Allin Consulting-California recorded deferred compensation for the restricted shares based on market value of the shares at date of grant and recorded amortization over three years on a straight-line basis.  During 1997 and 1999, 1,800 and 6,367, respectively, of the restricted shares were forfeited and reverted to treasury stock.  Forfeitures were due to termination of the employees’ association with Allin Consulting-California.  The restricted shares vested three years after grant date.  On November 6, 1999, the original restriction lapsed on 18,501 shares which were held by individuals who had remained employees or consultants of the Company throughout the three-year period.

          On May 8, 1997, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”) which reserved an aggregate of 300,000 shares of the Company’s Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries.  During 1998, the Company’s Board of Directors approved the reissuance of forfeited stock options under the 1997 Plan.  As of December 31, 2002, 77,150 shares remained available for future grants under the 1997 Plan.

          Options awarded under the 1997 Stock Plan are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 18,750 options which vested on the grant date, 11,650 options awarded to former SportsWave employees which vested upon the sale of that company, 100,000 options which vested on May 15, 2001 and 4,700 options which will vest on the date of a change in control of the Company, as defined in a certain employment agreement, if earlier than the remaining normal vesting schedule.  For grants made to date, the right to purchase shares expires seven years from the date of grant or earlier if an option holder ceases to be employed by, or ceases to provide consulting services to, the Company or a subsidiary for any reason, except for 30,400 of the shares noted above, which do not include an early expiration provision.

          On December 31, 1998, the Company’s stockholders approved the Company’s 1998 Stock Plan (the “1998 Plan”) which reserved an aggregate of 375,000 shares of the Company’s Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries.  Forfeited stock options under the 1998 Stock Plan may be reissued.  As of December 31, 2002, 133,752 shares remained available for future grants under the 1998 Plan.

          Options awarded under the 1998 Plan to date are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 135,000 options which vested on May 15, 2001 and 11,250 options which will vest on the date of a change in control of the Company, as defined in a certain employment agreement, if earlier than the remaining normal vesting schedule.  Rights to purchase shares for awards made to date under the 1998 Plan expire seven years from the date of grant or earlier if an option holder ceases to be employed by, or ceases to provide consulting services to, the Company or a subsidiary for any reason.

          On May 11, 2000, the Company’s stockholders approved the Company’s 2000 Stock Plan (the “2000 Plan”) which reserved an aggregate of 295,000 shares of the Company’s Common Stock to be awarded as stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries.  Forfeited stock options under the 2000 Stock Plan may not be reissued until such time as the Company’s Board of Directors authorizes the reissuance of forfeited options.  As of December 31, 2002, 62,250 shares remained available for future grants

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the 2000 Plan.

          Options awarded under the 2000 Plan to date are exercisable based on prices established at the grant dates and vest at 20% of the award per year for five years on the anniversaries of the grant date except for 25,000 options which vested on the grant date, 25,000 options which vested on the first anniversary of grant date and 10,000 options which vested on May 15, 2001.  Rights to purchase shares for awards made to date under the 2000 Plan expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting services to the Company or a subsidiary for any reason, except for 50,000 of the shares noted above, which do not include an early expiration provision.

Summary of Stock Option Activity from 2000 through 2002:

	1996 Plan		1997 Plan		1998 Plan		2000 Plan

	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

December 31, 1999
Outstanding	174,800	$7.54	289,210	$4.81	303,758	$3.25	—	—
Exercisable	114,060	$11.56	69,900	$5.21	—	—	—	—
2000
Granted	74,000	$3.97	10,000	$4.50	51,867	$4.14	132,750	$1.98
Forfeitures	47,500	$8.37	43,460	$4.95	79,965	$3.35	—	—
Exercised	—	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—	—

December 31, 2000
Outstanding	201,300	$8.58	255,750	$4.77	275,660	$3.39	132,750	$1.98
Exercisable	116,530	$11.10	86,230	$5.10	35,048	$3.25	20,000	$1.97
2001
Granted	37,000	$1.27	40,000	$1.25	97,500	$1.28	75,000	$1.42
Forfeitures	33,000	$5.07	71,540	$2.94	125,020	$3.27	95,750	$1.77
Exercised	—	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—	—

December 31, 2001
Outstanding	205,300	$7.83	224,210	$4.73	248,140	$2.62	112,000	$1.78
Exercisable	141,700	$10.15	190,800	$4.74	171,358	$2.39	60,500	$1.92
2002
Granted	—	—	—	—	—	—	25,000	$0.18
Forfeitures	1,700	$11.25	1,360	$4.50	6,892	$3.40	1,000	$1.38
Exercised	—	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—	—

December 31, 2002
Outstanding	203,600	$7.80	222,850	$4.73	241,248	$2.59	136,000	$1.49
Exercisable	155,700	$9.41	208,290	$4.75	189,978	$2.47	75,700	$1.86

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002 grants under the 2000 Plan.

2000 Plan

Risk free interest rate	4.6%
Expected dividend yield	0.0%
Expected life of options	7 yrs.
Expected volatility rate	296%

	1996 Plan	1997 Plan	1998 Plan	2000 Plan

Options originally issued at or above market:
Exercisable at December 31, 2002	155,700	208,290	189,978	75,700
Weighted average fair value of options granted during 2000	$2.78	$3.16	$2.91	$1.41
Weighted average fair value of options granted during 2001	$1.08	$1.06	$1.09	$1.21
Weighted average fair value of options granted during 2002	—	—	—	$0.18

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2002:

	1996 Plan		1997 Plan		1998 Plan		2000 Plan

Information for options outstanding at December 31, 2002:	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Exercise Price:
Less than $2.00	37,000	$1.29	—	—	87,500	$1.27	116,000	$1.40
From $2.00 to $2.99	—	—	1,250	$2.66	—	—	20,000	$2.00
From $3.00 to $3.99	5,000	$3.25	2,000	$3.25	133,934	$3.25	—	—
From $4.00 to $4.99	86,500	$4.53	197,600	$4.45	19,814	$4.00	—	—
From $5.00 to $7.50	—	—	22,000	$7.50	—	—	—	—
From $15.00 to $16.25	75,100	$15.08	—	—	—	—	—	—

	203,600	$7.80	222,850	$4.73	241,248	$2.59	136,000	$1.49

	1996 Plan		1997 Plan		1998 Plan		2000 Plan

Information for options exercisable at December 31, 2002:	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Exercise Price:
Less than $2.00	8,400	$1.31	—	—	77,500	$1.25	55,700	$1.81
From $2.00 to $2.99	—	—	1,250	$2.66	—	—	20,000	$2.00
From $3.00 to $3.99	4,000	$3.25	1,600	$3.25	104,514	$3.25	—	—
From $4.00 to $4.99	68,200	$4.52	183,440	$4.45	7,964	$4.00	—	—
From $5.00 to $7.50	—	—	22,000	$7.50	—	—	—	—
From $15.00 to $16.25	75,100	$15.08	—	—	—	—	—	—

	155,700	$9.41	208,290	$4.75	189,978	$2.47	75,700	$1.86

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2002 (cont.):

	1996 Plan		1997 Plan		1998 Plan		2000 Plan

Information for options outstanding at December 31, 2002:	Number of Options	Weighted- Average Contractual Life	Number of Options	Weighted- Average Contractual Life	Number of Options	Weighted- Average Contractual Life	Number of Options	Weighted- Average Contractual Life

Exercise Price:
Less than $2.00	37,000	5.0 years	—	—	87,500	5.0 years	116,000	5.1 years
From $2.00 to $2.99	—	—	1,250	3.3 years	—	—	20,000	4.7 years
From $3.00 to $3.99	5,000	2.9 years	2,000	2.8 years	133,934	3.2 years	—	—
From $4.00 to $4.99	86,500	3.7 years	197,600	2.4 years	19,814	4.1 years	—	—
From $5.00 to $7.50	—	22,000	1.8 years	—	—	—	—	—
From $15.00 to $16.25	75,100	0.8 years	—	—	—	—	—	—

	203,600	2.9 years	222,850	2.3 years	241,248	3.9 years	136,000	5.0 years

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Earnings Per Share

          Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (“SFAS No. 128”).  The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company.  Prior to the expiration of their convertibility period, if any, outstanding stock options, warrants and convertible preferred stock would all be considered dilutive securities under SFAS No. 128.  However, these securities were not included in the calculation of diluted EPS for the years ended December 31, 2000 and 2001, as their effect would be anti-dilutive since the Company recorded net losses attributable to common shareholders in those periods.  Additionally, certain series of convertible preferred stock were not included in the calculation of diluted EPS for the year ended December 31, 2002, as their effect would be anti-dilutive.  The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect was not anti-dilutive, were 2,559,128, 5,555,607 and 1,269,893 for the years ended December 31, 2000, 2001 and 2002, respectively.  The additional shares that would have been included in the diluted EPS calculation related to the stock options and warrants, if their effect was not anti-dilutive, were 293,411 for the year ended December 31, 2000.  The exercise prices of all stock options and warrants outstanding as of December 31, 2001 and 2002 exceeded the average market prices of the Company’s common stock for the years then ended.  Accordingly, stock options and warrants were not included in the calculation of diluted EPS for those periods.  Outstanding options to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares aggregated 718,710, 789,650 and 803,698, respectively, as of December 31, 2000, 2001 and 2002.  Outstanding warrants to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares were 1,504,197 as of December 31, 2000, 2001 and 2002.

          The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

	Year Ended December 31
Calculation of Basic and Diluted Net Loss per Common Share Dollars in thousands, except per share data
	2000	2001	2002

(Loss) income from continuing operations	$(2,583)	$(11,257)	$999
(Loss) income from discontinued operations	(371)	(689)	10

Net (loss) income	$(2,954)	$(11,946)	$1,009
Accretion and dividends on preferred stock	637	660	684

Net (loss) income attributable to common shareholders	$(3,591)	$(12,606)	$325

(Loss) income per common share from continuing operations – basic	$(0.50)	$(1.71)	$0.05

(Loss) income per common share from discontinued operations – basic	$(0.06)	$(0.10)	$0.00

Net (loss) income per common share – basic	$(0.56)	$(1.81)	$0.05

(Loss) income per common share from continuing operations – diluted	$(0.50)	$(1.71)	$0.04

(Loss) income per common share from discontinued operations – diluted	$(0.06)	$(0.10)	$0.00

Net (loss) income per common share – diluted	$(0.56)	$(1.81)	$0.04

Shares used in calculating basic net (loss) income per common share	6,371,827	6,966,365	6,967,339

Weighted average common shares outstanding	6,371,827	6,966,365	6,967,339
Effect of convertible preferred stock	—	—	4,285,714

Shares used in calculating diluted net (loss) income per common share	6,371,827	6,966,365	11,253,053

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  Acquisitions

          The Company follows the guidelines of Emerging Issues Task Force Issue 95-8:  “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination” in determining the accounting treatment for any contingent consideration related to acquisitions.

Erie Computer Company

          On February 3, 2000, Allin Network acquired certain assets utilized in the operations of Erie Computer Company (“Erie Computer”), previously an operating division of Patterson-Erie Corporation (“Patterson-Erie”).  Erie Computer’s operations included information technology consulting services, computer hardware, software and networking equipment sales and computer hardware service.  Erie Computer was located in Erie, Pennsylvania.

          The purchased assets included the computer hardware and software, furnishings, office equipment and supplies utilized in Erie Computer’s operations, inventory consisting of computer-related hardware, software and supplies, vehicles, customer lists, rights to the name “Erie Computer Company” and all other tangible and intangible assets utilized in Erie Computer’s operations.  Allin Network retained the Erie Computer employees and use of the tradename “Erie Computer Company”.  The Company also entered a lease with Patterson-Erie for occupancy of the building utilized for Erie Computer’s operations.  The original term of the lease was for one year through January 31, 2001, but included a lease cancellation provision based on fifteen days written notice.

          Purchase consideration was the Company’s issuance of 23,310 shares of its common stock to Patterson-Erie, based on a rate of $4.29 per share as specified in the acquisition agreement.  There were no terms for contingent consideration associated with the agreement.  The Company recorded the stock issuance based on the market price on the date of closing of the acquisition.  The asset acquisition was effective for accounting purposes as of February 1, 2000.  The acquisition price was allocated among the purchased assets, including the capital assets utilized in Erie Computer’s operations, inventory, customer lists and assembled workforce.  Original estimated remaining economic lives for customer list and assembled workforce were eight and three years, respectively.

          On May 19, 2000, Allin Network sold the acquired assets to Engage IT, Inc. (“Engage IT”).  The Company recorded a loss on disposal of the assets sold to Engage IT of approximately $53,000.  Engage IT assumed the Erie Computer workforce and occupancy of the building utilized for the Erie Computer operations through lease termination.  The Company terminated the lease as of June 30, 2000.  Consideration received from Engage IT consisted of a cash payment of $10,000 and a note receivable for $30,000 payable over six months and accruing interest at 9% per annum.  The note receivable was reduced by the portion of customer prepaid service contract fees applicable to the period subsequent to May 19, 2000.  Engage IT defaulted on the final three note payments due from September to November 2000.  During 2000, Allin Network recorded a bad debt reserve for the outstanding balance of the note receivable, approximately $14,000, and for approximately $8,000 due from Engage IT due to its deposit of Erie Computer customer receipts related to accounts receivable retained by Allin Network under the terms of the asset sale.  During 2001, Allin Network wrote off the amounts due from Engage IT based on the Company’s assessment that the amounts would not be recoverable.

MEGAbase

          On November 20, 1998, the Company acquired all of the issued and outstanding stock of MEGAbase.  The MEGAbase operations were merged into Allin Consulting-California following acquisition.  Closing payment terms included a cash payment of $12,000, the issuance of 6,568 shares of the Company’s common stock, based on a rate of $4.263 per share as specified in the acquisition agreement and the Company’s payment of approximately $73,000 to discharge outstanding notes due from MEGAbase to a bank and two individuals.  The acquisition of MEGAbase was accounted for using the purchase method.  The acquisition price was allocated among the net assets of the acquired entity and goodwill.  During 1999, the Company reviewed the acquired MEGAbase operations and revised the estimated economic life for goodwill to seven years.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The agreement for purchase of MEGAbase provided for contingent payments to be determined on the basis of Allin Consulting-California’s 1999 Development Practice Gross Margin (as defined in the stock purchase agreement for the acquisition).  The former MEGAbase sole shareholder was entitled to receive an aggregate contingent payment equal to $1.00 for each dollar by which Allin Consulting-California’s Development Practice Gross Margin exceeded $500,000, subject to a maximum contingent payment of $800,000.  The Company and the former MEGAbase sole shareholder were unable to agree upon the calculation of Allin Consulting-California’s Development Practice Gross Margin for 1999.  The Company initiated litigation to resolve the matter.  In January 2001, the Company and the former MEGAbase sole shareholder reached a settlement concerning contingent payments.  On January 26, 2001 the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder.  The Nasdaq market price of the Company’s common stock on the date of issuance was $1.406 per share.  The additional purchase consideration was recorded as additional cost of the acquired enterprise, which resulted in additional goodwill being recorded on Allin Consulting-California.  In June 2001, goodwill related to this acquisition was determined to be impaired.  See Note 9 –Impairment of Long-Lived Assets.  The additional goodwill was amortized during 2001 on a straight-line basis utilizing the estimated remaining life of goodwill associated with the MEGAbase acquisition.

8.  Goodwill and Intangible Assets

          As of December 31, 2002, goodwill and intangible assets include goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, which was merged into Allin Consulting-California, and a customer list associated with the acquisition of Allin Consulting-Pennsylvania.  Upon acquisition, valuation of the intangible assets was performed in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations (“APB No. 16”).  Amortization of goodwill associated with the acquisitions of Allin Consulting-California and MEGAbase was based on an estimated useful life of seven years.  The original estimated useful lives for the customer list and goodwill associated with the acquisition of Allin Consulting-Pennsylvania were fourteen and thirty years, respectively.  During 2001, due to significant variances in the rate of revenue and gross profit growth from prior expectations for these operations and changing perceptions about market conditions, the Company re-evaluated the recorded values of the intangible assets related to these acquisitions.  Cash flow projections indicated the estimated fair values of the acquired intangible assets were less than the net unamortized values of the assets.  Accordingly, the Company recorded losses for impairment of goodwill associated with the acquisitions.  See Note 9 – Impairment of Long-Lived Assets - for additional information.  The estimated useful lives of the customer list and goodwill associated with the acquisition of Allin Consulting-Pennsylvania were revised during 2001 to reflect useful lives extending through 2011.

          In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise.  Separable intangible assets that are deemed to have definite lives will continue to be amortized over their useful lives.  Implementation of these standards was required as of the start of fiscal years beginning after December 15, 2001.  The Company implemented SFAS Nos. 141 and 142 as of January 1, 2002.

          SFAS Nos. 141 and 142 include provisions related to goodwill and other intangible assets acquired in business combinations prior to June 30, 2001 as well as the ongoing treatment of goodwill and intangible assets.  The statements set forth guidance as to required transition testing and accounting for implementation of the standards and required annual testing and accounting thereafter.  The transition provisions of the new standards required a re-examination of recorded intangible assets related to business combinations that transpired prior to June 30, 2001.  As of January 1, 2002, the Company’s assets of this type included a customer list, assembled workforces and goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase (merged into Allin-Consulting-California) in 1998.  As of January 1, 2002, recognized balances for the customer list, assembled workforces and goodwill were approximately $1,681,000, $104,000 and $712,000, respectively.  Under the new standards, assembled workforces are no longer to be recognized as a separate intangible asset.  In accordance with the transition provisions of the new standards, balances recognized for assembled workforces were reclassified to goodwill.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The transition provisions of the new standards required a review of intangible assets recorded in connection with acquisitions that transpired prior to June 30, 2001 to determine whether additional separate intangible assets should be recorded.  SFAS Nos. 141 and 142 provide guidance for identifying potential intangible assets, including marketing-related, customer-related, artistic-related, contract-based and technology-based assets.  The lives of these assets are to be identified as either definite, subject to a specific or estimated term, which are to be amortized over the definite life, or indefinite, which are no longer to be amortized.  Goodwill is an indefinite asset and is no longer to be amortized.

          The types of potential intangible assets specified under the new standards were reviewed in relation to the acquisitions of Allin Consulting-California, Allin Consulting-Pennsylvania and MEGAbase.  No value was placed on marketing-related assets since the Company has not acquired trademarks or service marks related to technology consulting and since the acquired businesses used different names at the times of the acquisitions.  No value was placed on contract-based assets since contracts in place at the time of the acquisitions had lapsed prior to January 1, 2002.  Although the acquired businesses had considerable technological expertise, no value was placed on technology-based assets since the acquired expertise in Microsoft and other technologies was no longer current.  Artistic-related assets were determined to be non-applicable to the acquired businesses.

          Certain customer-related assets were reviewed in relation to the acquisitions.  Order backlogs and customer contracts acquired would have lapsed prior to January 1, 2002 so no value was established for these assets.  The customer contacts and relationships acquired with these businesses represented in customer lists were identified as being potentially recognizable as intangible assets.  No value was estimated for the customer list recorded in connection with the acquisition of Allin Consulting-California since the value recorded at acquisition was fully amortized as of January 1, 2002.  Since a customer list involves specific customer relationships, the Company does not believe fair value can be determined by comparison to similar assets in other companies.  Therefore, the Company determined the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through an estimate of the undiscounted cash flows attributable to the customers included on the acquired list.  Management utilized historical information related to business derived from customers on the acquired list and the operations of Allin Consulting-Pennsylvania, future projections, industry information concerning expected growth in the technology consulting industry and information relevant to the Company’s financing capabilities to develop assumptions and estimates of future cash flows applicable to the acquired customer list.  The resulting estimate of fair value exceeded the recorded value of the customer list.  The Company believes the customer list is an asset with a definite life.  The Company continued to amortize the customer list during 2002 based on its previously estimated useful life, which extends through 2011.

          The new standards set forth guidance on testing for impairment of goodwill, both as a transition step and on an annual basis after implementation.  The Company attributed the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable and accrued liabilities, to reporting units.  The reporting units utilized were the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between northern California-based and Pittsburgh-based operations.  Recognized assets were attributed to reporting units in a manner consistent with that used for segment reporting.  Since the recognized assets included substantially all of the assets and liabilities of the reporting units which would be relevant to a potential acquirer, the Company’s management believed the most relevant source of fair value estimation was industry valuation multiples for public technology consulting businesses.  Management utilized multiple sources of industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units.  The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill.  Management determined, therefore, that the completed transition testing did not indicate impairment of the recorded values for customer list or goodwill.

          SFAS Nos. 141 and 142 require an annual test for impairment for intangible assets and goodwill similar to the transition testing described above.  The Company elected to do such testing for 2002 as of January 1, 2002.  The calculations performed for the transition testing also were utilized for the 2002 annual testing with the same conclusions.  The Company anticipates future annual testing will be conducted as of the beginning of each fiscal year or more often if any changes or developments affecting the reporting units indicate any potential impairment of the customer list or goodwill.  See Note 21 – Subsequent Events for information concerning 2003 annual testing.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Intangible assets on the Company’s Consolidated Balance Sheets consists of the following:

	December 31,

(Dollars in thousands)	2001	2002

Assembled work force of acquired entities, net of accumulated amortization of $241 as of December 31, 2001	104	—
Customer list of acquired entity, net of accumulated amortization of $549 and $717 (amortized over thirteen years)	1,681	1,513
Other intangible assets, net of accumulated amortization of $3 and $6	4	—

	$1,789	$1,513

          Amortization expense of approximately $1,120,000 and $737,000 related to goodwill and assembled workforces was recognized during the years ended December 31, 2000 and 2001, respectively.  Under the new standards, no amortization expense was recorded related to these assets in 2002.  Amortization expense was recognized related to customer lists of approximately $184,000 during each of the years ended December 31, 2000 and 2001 and $168,000 during the year ended December 31, 2002.  See Note 21 – Subsequent Events for additional information concerning amortization of the customer list in future periods.

9.  Impairment of Long-Lived Assets

          Allin Consulting-Pennsylvania and Allin Consulting-California represent a significant portion of the Company’s solution area consulting operations, including virtually all of the Technology Infrastructure Consulting, E-Business Consulting and Outsourced Services segment revenue and gross profit.  The acquired businesses provided consulting services and were not capital-intensive businesses.  Consequently, significant portions of the acquisition prices for these subsidiaries were attributed to intangible assets, including client lists, assembled workforces and goodwill.  Since early 1999, the Company’s strategic focus has been on developing solutions-oriented consulting and systems integration revenue, including consulting revenue derived from the activities of its Technology Infrastructure and E-Business Solution Areas.  During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas.  Based on this growth history and industry projections for continuing significant increases in the demand for e-business and infrastructure technology consulting services, as of late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas.  During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions of Allin Consulting-Pennsylvania and Allin-Consulting-California.  The downturn in the domestic economy experienced in the first half of 2001 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology consulting services.  Industry analysis from mid-2001 indicated that any increase in the demand for technology consulting services would not be likely to occur until 2002 at the earliest.  While the Company experienced a small increase in the level of revenue for the Technology Infrastructure and E-Business Solution Areas in the first six months of 2001 as compared to the first six months of 2000, the level of growth was significantly below the Company’s expectations for 2001.  During June 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new cash flow projections for Allin Consulting-Pennsylvania and Allin Consulting-California.  The cash flow projections were developed in accordance with the then prevailing accounting standard regarding potential impairment of goodwill and intangible assets, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”).  These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The negative impact of the economic downturn on Allin Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in solutions-oriented Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of Outsourced Services consulting.  Solutions-oriented consulting had grown in significance and Outsourced Services consulting has lessened in significance for Allin Consulting-Pennsylvania since its acquisition in August 1998.  Solutions-oriented revenue typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results.  Also, the significant impact of the economic downturn on technology consulting indicated a likelihood of additional risk due to economic cycles.  Consequently, the period over which expected cash flows were projected was shortened to ten years beyond 2001.  The original expected useful life for goodwill and customer list had been thirty and fourteen years, respectively.  The Company’s forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of Outsourced Services revenue was expected to continue to decline throughout this period.  The Company expected that growth rates for revenue and gross profit would increase thereafter.  Based on the Company’s revised projections, a loss due to impairment of approximately $9,530,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania.  The impairment loss is included in Selling, general & administrative expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.  The remaining amortization periods for customer list and goodwill were adjusted prospectively after June 2001 to equal the period of the Company’s projection.

          The economic downturn also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California.  The Company’s expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services.  Due to the economic downturn, during 2001, the Company was unable to sustain the revenue growth that had been realized late in 2000.  Prior to recording the impairment loss, approximately 92 % of the net unamortized value of Allin Consulting-California’s intangible assets related to goodwill associated with its acquisition in November 1996.  The original useful life was seven years.  Consequently, the projection for cash flows related to goodwill from the 1996 acquisition was based on the remaining useful life, with low expectations for revenue and gross profit growth due to the likelihood that the negative impact of the economic downturn would persist through a substantial portion of the remaining useful life.  Based on the Company’s revised projections, a loss due to impairment of approximately $1,097,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-California.  The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

          Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model.  The equipment had been removed from ships on which operations under this model were discontinued in 1997 and 1998.  The inventory values had been based on estimated salvage values after the equipment was removed from the ships.  Allin Interactive continued to own and operate other ship-based systems utilizing similar equipment and, from 1999 to 2001, sold the remaining operating systems to two cruise lines.  During this time period, Allin Interactive sought to sell its inventory to these cruise lines for spare parts for the systems that continued to be operated.  While a portion of the inventory was sold to these parties, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant quantities of the inventoried equipment.  Since the equipment was not likely to be saleable other than as spare parts for the aforementioned systems, the Company believed the estimated fair value of the remaining inventory was less than the value recorded for the inventory.  A loss due to impairment of approximately $121,000 was recorded in June 2001 to adjust the recorded value of Allin Interactive’s inventory to the revised estimate of fair value.  The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

          Allin Digital maintained an inventory of digital imaging equipment and consumable supplies that was utilized to configure digital imaging systems to be sold and installed and for sales of digital photography equipment and consumable supplies.  During June 2001, the Company determined that its digital imaging operations would be discontinued.  See Note 10 – Discontinuation of Digital Imaging Operations - for additional information.  The Company believed that certain of the equipment components maintained in inventory offered greater potential value when sold as components of a complete system installation which included system configuration, software installation and training of customer personnel.  Since the Company determined in June 2001 that it would discontinue operations of this type, Allin Digital would be required to

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sell its remaining inventory of equipment as individual components.  Since Allin Digital lacked a retail outlet for this equipment, it planned to attempt to sell its inventory through Internet-based auctions and to existing clients.  The Company believed significant discounts would need to be offered to sell certain components which were normally sold as part of complete digital imaging systems.  Consequently, in June 2001, the Company estimated fair values for Allin Digital’s inventory components based on sales of similar components on Internet-based auctions.  The estimated fair value of Allin Digital’s inventory was less than the value recorded for the inventory.  A loss due to impairment of approximately $272,000 was recorded in June 2001 to adjust the recorded value of Allin Digital’s inventory to the revised estimate of fair value.  Due to the determination to discontinue its digital photography operations, the Company also estimated similar fair values for equipment utilized in certain photography concessionaire operations and determined which capitalized hardware, software and equipment would no longer be utilized.  A loss due to impairment of approximately $55,000 was recorded related to these assets.  In December 2001, the Company revised its estimates of fair value for certain components remaining in inventory and recorded an additional impairment loss of $21,000.  The impairment losses were included in the losses from discontinued operations included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

10.  Discontinuation of Digital Imaging Operations

          During June 2001, the Company determined that its digital imaging operations would be discontinued.  The discontinuation was due to declines in revenue and gross profit realized during the first six months of 2001 as compared to 2000 operations and due to the June 2001 loss of key managerial and sales personnel.  In the third quarter of 2000, the Company had determined that the gross profit as a percentage of revenue being realized through its digital imaging operations was not meeting the Company’s objectives and, consequently, the Company refocused its digital imaging sales strategy on being a high value-added provider of digital imaging systems integration services.  The Company believes that results during the first six months of 2001 indicated that there was not sufficient demand for high value-added integration services to assure that future operations would meet the Company’s revenue and gross profit objectives.  The Company also  believed that the loss of key personnel in June 2001 lessened the likelihood that such objectives could be realized.  The Company evaluated estimated fair values for its inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment.  A loss due to impairment of approximately $327,000 was recorded related to these assets in June 2001.  An additional loss due to impairment of approximately $21,000 was recorded in December 2001 due to a downward revision of estimated fair values for certain components remaining in inventory.  See Note 9 – Impairment of Long-Lived Assets - for additional information.  Subsequent to the determination that digital imaging operations would be discontinued, Allin Digital recorded an additional provision of approximately $48,000 in 2001 to increase its allowance for doubtful accounts receivable.

          Allin Digital fulfilled its obligations to clients for technical support until their expiration in May 2002.  Allin Digital also supported website hosting for clients utilizing its Portraits Online system until May 2002 when such remaining operations were assumed by Allin Interactive.  Revenue derived from website hosting is immaterial.  Allin Digital continued to sell digital imaging equipment held in inventory in early 2002 until the inventory was exhausted.  Due to the Company’s efforts to collect remaining accounts receivable related to Allin Digital’s operations, approximately $34,000 of the previously recorded allowance for doubtful accounts receivable was able to be reversed in 2002 because it was not needed.  All significant matters related to the wrap-up of Allin Digital’s operations were completed in 2002.  Allin Digital was merged into Allin Interactive on December 31, 2002.  The results of Allin Digital’s operations for all periods presented in the Company’s Consolidated Statements of Operations and the impairment losses recorded in 2001 related to Allin Digital’s assets have been reclassified to loss or income from discontinued operations.

          Allin Digital had an ownership interest in PhotoWave, Inc. (“PhotoWave”) resulting from the March 1998 contribution of certain assets previously used in its digital photography business and the rights to the name PhotoWave.  On June 14, 2000, Allin Digital sold all of its 20 shares of common stock of PhotoWave, then representing less than a 6% ownership interest.  Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock.  Due to the Company’s discontinuation of digital imaging operations in 2001, the gain recognized on the sale of the PhotoWave stock was reclassified to loss from discontinued operations in the Company’s Consolidated Statements of Operations for the year ended December 31, 2000.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  Line of Credit and Note Payable

          On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan.  The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice.  Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest.  The S&T Loan Agreement had an original term of one year, but has been renewed for four successive one-year periods.  The expiration date of the S&T Loan Agreement is September 30, 2003.  As of December 31, 2002, maximum borrowing availability was approximately $2,463,000.

          Borrowings are permitted under the S&T Loan Agreement for general working capital purposes.  The Company has from time to time borrowed and subsequently repaid amounts under the revolving credit loan, although no borrowings have been made since June 2001.  There has been no outstanding balance under the S&T Loan Agreement since July 2001.  Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent.  Since the initial borrowing under the credit facility on October 2, 1998, the applicable interest rate has varied from a high of 10.50% to a low of 5.25%.  The applicable rate as of December 31, 2002 was 5.25%.  Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month.  Interest expense of approximately $102,000, $50,000 and $-0- related to line of credit borrowings was recorded during the years ended December 31, 2000, 2001 and 2002, respectively.  Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

          The S&T Loan Agreement, an amendment renewing the line of credit in 1999 and Change in Terms and Letter Agreements associated with the 2002 renewal include various covenants relating to matters affecting the Company including a required cash flow to interest ratio of not less than 1.0 to 1.0, insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases.  The cash flow coverage ratio is measured for each of the Company’s fiscal quarters.  Cash flow is defined as operating income before depreciation, amortization and interest.  S&T Bank waived the cash flow coverage covenant for the first quarter of 2001.  The Company would not have otherwise met the cash flow covenant requirements for this period.  For the second quarter of 2001, S&T Bank agreed to exclude from the cash flow calculation certain non-cash losses due to impairment of assets (See Note 9 – Impairment of Long-Lived Assets) and increases in the allowance for doubtful accounts receivable related to the discontinuation of Allin Digital’s operations.  The Company was in compliance with the cash flow coverage covenant after the exclusion of the non-cash losses.  During the fiscal quarter ended March 31, 2002, the Company recognized net interest income.  S&T Bank acknowledged that the cash flow to interest ratio could not be calculated as intended for this quarter since net interest expense was not recognized and that this instance does not represent a violation of the cash flow coverage covenant.  The Company was in compliance with the cash flow coverage covenant for the third and fourth fiscal quarters of 2001 and the second, third and fourth fiscal quarters of 2002.  As of December 31, 2002, the Company is in compliance with all other covenants under the amended S&T Loan Agreement.

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

          The S&T Loan Agreement prohibits the Company from declaring or paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock.  Each of the Certificates of Designation governing the Series C Redeemable Preferred Stock and the Series D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or declared and funds are set aside for payment.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Non-current portion of notes payable on the Consolidated Balance Sheet as of December 31, 2001 and 2002 included a note payable of $1,000,000 related to the acquisition of Allin Consulting-California.  The principal balance of the note is due April 15, 2005.  The notes bears interest at a rate of 7% per annum with quarterly compounding for unpaid interest.  Accrued interest as of May 31, 1999 was paid on April 1, 2000.  Quarterly interest payments began April 14, 2000.  Approximately $128,000 of interest expense was recorded in the year ended December 31, 2000 and approximately $74,000 of interest expense was recorded in each of the years ended December 31, 2001 and 2002, respectively, related to the note.

12.  Financial Risks and Fair Value of Financial Instruments

Market Risk

          During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, interest rate risk, foreign currency exchange rate risk and collectability of accounts receivable,.  The Company manages these risks by assessing their possible impacts on a regular basis.  The Company does not anticipate any material losses in any of these market risk areas.  The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose.  The Company does not purchase goods subject to commodity price risk.

Foreign Currency Exchange Rate Risk

          The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk.  Contracts covering any of the Company’s foreign or at sea operations are denominated in United States dollars.  The Company believes that costs associated with any projects or services conducted outside the United States are also predominantly in United States dollars.  Therefore, the Company does not believe it is subject to material foreign exchange currency risk.

Trading Risk

          The Company does not undertake any trading activities involving commodity contracts that are accounted for at fair value.

Interest Rate Risk

          In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2003.  There was no variable rate debt outstanding as of December 31, 2002.  The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%.  The Company believes S&T Bank’s prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank.  During 2002, the applicable interest rate varied from a low of 5.25% to a high of 5.75%.  The applicable rate as of December 31, 2002 was 5.25%.  Since the Company did not have any borrowings on its revolving credit loan outstanding during 2002, there was no impact from the variation in interest rates.

          The following table presents approximate principal cash flows and related interest rates by expected maturity date for the Company’s fixed rate debt.

	2003	2004	2005	Total

Long Term Debt:
Fixed Rate Debt	—	—	$1,000,000	$1,000,000
Average Interest Rate	—	—	7.00%	7.00%

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Fixed rate debt represents a note payable with an outstanding principal balance of $1,000,000 as of December 31, 2002.  The note payable bears interest at a fixed rate of 7%.  Note principal is due April 15, 2005.  The note is related to the November 1996 acquisition of Allin Consulting-California, with the principal balance of the note being fixed and the maturity of the note being revised in a November 1998 amendment.  The amendment was entered into between the Company and the former sole shareholder of Allin Consulting-California, who at the time was the President of the Company and a beneficial holder of more than five percent of the Company’s common stock.  Because the terms of the note were established by related parties and were related to the particular circumstances of the acquisition of Allin Consulting-California, the Company does not believe the note is comparable to any publicly-traded debt instruments from which independent evidence of fair value could be obtained.  Consequently, no fair value can be estimated for the note.

Accounts Receivable/Accounts Payable

          Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances at December 31, 2002, respectively.

13.  Liability for Employee Termination Benefits

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

          A restructuring charge of approximately $14,000 was recorded in December 2001 to establish a liability for severance costs associated with the termination of services of a managerial executive associated with the consulting services provided by the Company’s Interactive Media Solution Area.  Expense associated with the restructuring charge is reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2001.  As of December 31, 2001, approximately $4,000 of the restructuring charge had been paid.  The remaining balance, approximately $10,000, is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet.  The accrued balance was paid in January 2002.

          Restructuring charges of approximately $118,000 were recorded in March and June 2001 to establish and increase a liability for severance costs associated with the termination of services of two managerial executives associated with the Company’s Technology Infrastructure and E-Business Solution Areas.  One of the severance obligations was of variable duration up to six months dependent upon the executive’s ability to obtain replacement employment.  The Company’s original restructuring charge was based on an estimate of the most likely period for the severance obligation.  Information subsequently available indicated the duration of the severance obligation would exceed the originally estimated period.  Expenses associated with the restructuring charges are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2001.  As of December 31, 2001, all of the restructuring charges had been paid.

          A restructuring charge of approximately $24,000 was recorded in July 2000 to establish a liability for severance costs associated with the termination of services of a sales and managerial executive associated with the outsourced technology services provided by the Company.  Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during this period.  As of December 31, 2000, all of the amount accrued under the July 2000 charge had been paid.

          Restructuring charges of approximately $70,000 were recorded in February 2000 to establish a liability for severance costs associated with the termination of services of two managerial personnel associated with the outsourced technology services provided by the Company.  Associated expenses were reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations during this period.  As of December 31, 2000, all of the amount accrued under the February 2000 charges had been paid.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.  Lease Commitments

          The Company leases office space and equipment under operating leases that expire at various times through 2005.  The leases for the San Jose and Walnut Creek offices expire December 31, 2003 while the lease for the Ft. Lauderdale office expires July 31, 2005.  The leases do not include automatic renewal provisions or any specification of rental costs beyond the lease term.  Under the leases, the Company is subject to additional occupancy costs for an allocated share of the excess of the landlord’s operating expenses, including maintenance and repairs, property management costs, property-related taxes, security, insurance and utilities over base year operating expenses, as defined in the respective lease agreements.  Monthly rent charges for the San Jose and Walnut Creek offices are adjusted annually to incorporate the additional occupancy costs while such charges for the Ft. Lauderdale office are reflected in an annual charge.  The leases limit the Company’s direct repair and maintenance obligations to damage directly caused by the Company.  The Company bears the cost for basic utilities for the Ft. Lauderdale office, while these costs are borne by the landlords for the San Jose and Walnut Creek offices.  The Company’s Pittsburgh office is currently leased under a month-to-month arrangement.  Under this arrangement, the Company is not obligated for any additional rent related to the landlord’s operating expenses, basic utility costs or repair and maintenance costs, other than for damage directly caused by the Company.  See Note 18 – Related Party Transactions for additional information concerning lease arrangements for the Company’s Pittsburgh office.  The Company also leases warehouse space in Ft. Lauderdale, for the storage of inventory and equipment to be utilized on systems integration projects, under month-to-month arrangements that do not involve obligations for additional occupancy costs beyond base rental charges.

          Minimum future annual rental commitments for all non-cancelable operating leases as of December 31, 2002 are as follows:

          Minimum Future Lease Payments

2003	306,000
2004	122,000
2005	72,000

Total	$500,000

          Occupancy costs for the Company’s leased offices and warehouse space were approximately $522,477, $609.000 and $469,000, respectively, for the years ended December 31, 2000, 2001 and 2002, respectively.  Lease costs for equipment, primarily for copiers and printers, were approximately $19,000, $26,000 and $24,000, respectively, for the years ended December 31, 2000, 2001 and 2002.

15.  Royalty Agreement

          Allin Interactive’s contracts with certain cruise lines for operation of interactive television systems, from which Allin Interactive formerly derived transactional revenue, provided for specified royalty payments based upon adjusted gross revenue, as defined in the respective agreements.  Royalty expenses of approximately $16,000 and $11,000 are included with Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2000, and 2001, respectively.  Operations under the last of these contracts ceased in December 2001.  Transactional revenue from the operation of interactive television systems is no longer earned and related royalty expenses are no longer incurred subsequent to cessation of operations under the last of these contracts.

16.  Sale of Celebrity Ship Interactive Television Systems

          During August 1999, Allin Interactive entered an agreement with Celebrity Cruises, Inc. (“Celebrity”) providing for Celebrity’s purchase for approximately $2,400,000 of the four interactive television systems previously owned by Allin Interactive and operated on Celebrity ships.  Sale proceeds were received by Allin Interactive in 1999 subsequent to satisfactory joint inspections of the systems by Allin Interactive and Celebrity.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Allin Interactive and Celebrity also entered related agreements providing for operation and maintenance of the interactive systems to be sold.  Upon satisfactory joint inspection of, and Celebrity’s payment for, each interactive system, operational responsibility for that system shifted from Allin Interactive to Celebrity.  Upon transfer of operational responsibility for each ship, transactional revenue from pay-per-view movies, video gaming and management fees terminated for Allin Interactive and Celebrity assumed responsibility for operational staffing for the ship’s interactive system.

          Under the August 1999 maintenance agreement between Allin Interactive and Celebrity, Allin Interactive was to provide ongoing technical support for the five interactive television systems on Celebrity ships for a minimum period of six months following completion of all system sales and transfers of operational responsibility.  The minimum maintenance period ended March 17, 2000.  Revenue for the four interactive television system sales was recognized over the minimum period of the maintenance agreement concurrent with Allin Interactive’s ongoing technical maintenance obligation.  The net book values of the four owned systems were recognized as cost of sales over the minimum period of the maintenance obligation.

          Allin Interactive earned fixed monthly maintenance fees under the August 1999 maintenance agreement through October 2000.  Since November 2000, technical support services have been provided for time-based fees.

17.  Income Taxes

          The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of SFAS No. 109.  Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits.  Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities.  The Company believes that material uncertainty continues to exist as of December 31, 2002 as to the long-term realization of the deferred tax benefits given the Company’s relatively brief history of positive earnings and risks associated with operations including concentration of the Company’s revenue among a small number of customers and concentration of these customers in one industry.  However, based on the results of operations over the second half of 2001 and 2002, the Company has reduced the valuation allowance for deferred tax assets such that a net deferred tax asset of $272,000 is included in the Company’s Consolidated Balance Sheet as of December 31, 2002.  The Company expects to realize the benefit from this deferred tax asset in 2003.

          The components of the deferred tax assets and liabilities, as of December 31, 2001 and 2002, are as follows:

Deferred Tax Assets and Liabilities (Dollars in thousands)	December 31, 2001	December 31 2002

Deferred tax assets:
Net operating loss carryforward	$8,307	$8,431
Intangible asset differences	634	706
Restricted stock grant	161	161
Fixed assets	500	536

Total deferred tax assets	9,602	9,834
Deferred tax liabilities:
Deferred revenues	272	272
Research and development	248	248
Miscellanous reserves	448	479

Total deferred tax liabilities	968	999
Excess of assets over liabilities	8,634	8,835
Valuation allowance	(8,634)	(8,563)

Net deferred income taxes from operations	$—	$272

          As of December 31, 2002, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $21,378,000 and $17,601,000, respectively, which are scheduled to expire at various times from 2004 through 2022, as detailed below.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss Carryforward Year of Expiration (Dollars in thousands)	Federal	State

2004	$—	$94
2005	—	380
2006	—	335
2007	—	125
2012	—	344
2013	—	90
2016	4,913	2,859
2017	8,606	3,965
2018	3,687	2,895
2019	889	991
2020	2,863	1,814
2021	420	2,310
2022	—	1,399

Net Operating Loss Carryforward	$21,378	$17,601

          The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $7,269,000 and $1,162,000, respectively, as of December 31, 2002, depends on the Company’s ability to generate future taxable income.  The Company established a valuation allowance of as of December 31, 2002 to offset all of the deferred tax benefits related to net operating loss carryforwards and temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities, except for deferred tax benefits of approximately $272,000 expected to be realized in 2003.

          The provisions for or benefits from income taxes are different from that which would be obtained by applying the statutory federal income tax rate of 34% to losses or income before income taxes.  A reconciliation of the differences is as follows:

Year ended December 31 (Dollars in thousands)	2000	2001	2002

Net (loss) income before income taxes	$(2,662)	$(11,257)	$727
(Loss) income from discontinued operations	(371)	(689)	10

Subtotal	(3,033)	(11,946)	737
Estimated (benefit from) provision for income taxes at federal statutory rate	$(1,031)	$(4,062)	$251
Effect of tax-basis income recognition differences related to:
Intangible asset amortization and impairment losses	350	3,852	57
Fixed asset depreciation and gains or losses on disposal	(5)	40	35
Deferred revenue	(231)	—	—
Section 481 adjustment	(2)	(2)	—
Other	(57)	37	(35)

Subtotal	55	3,927	57
State income tax provision	2	—	—
Reversal of deferred federal tax liability	(81)	—	—
Application of net operating loss carryforwards to offset current provision	—	—	(308)
Change in valuation allowance related to future realization of deferred tax benefit	—	—	(272)
Change in valuation allowance related to current taxable loss	976	135	—

Benefit from income taxes	$(79)	$—	$(272)

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The Company estimates provisions for federal and state income taxes applicable to operations for the period ended December 31, 2002 approximate $308,000 and $21,000, respectively.  However, such provisions are offset by the reversal of equivalent amounts of the valuation allowance previously established for deferred tax assets related to net operating loss carryforwards.  Furthermore, an additional $272,000 of the valuation allowance was reversed in the period ended December 31, 2002 pursuant to the Company’s determination that approximately $255,000 and $17,000 of benefits from federal and state net operating loss carryforwards, respectively, are expected to be realized during 2003.  The reversals of portions of the valuation allowance exceed the estimated provisions for income taxes resulting in a net benefit from income taxes of $272,000 for the year ended December 31, 2002.

          Prior to 2002, the Company did not record current benefits from income taxes for taxable net losses due to uncertainty as to the ultimate realization of the related tax assets.  Accordingly, no income tax provision was recorded in the fiscal period ended December 31, 2001.  Currently payable state income tax provisions of certain subsidiaries of approximately $2,000, along with an $81,000 benefit resulting from reversal of a deferred tax liability, resulted in the recognition of a net benefit from income taxes of approximately $79,000 for the period ended December 31, 2000.  The Company was able to utilize tax losses generated from its operations to offset a deferred tax liability related to the pre-acquisition operations of Allin Consulting-Pennsylvania that had been assumed by the Company as a component of the purchase price.

          Cash payments for income taxes were approximately $7,000, $4,000, and $-0- during the periods ended December 31, 2000, 2001, and 2002, respectively.  The cash payments for income taxes during 2000 and 2001 related to various state and local income tax obligations of the Company and its subsidiaries.

18.  Related Party Transactions

Shareholder Notes Payable

          In November 1998, the Company and the former sole shareholder of Allin Consulting-California, who was then a shareholder of the Company, and who remained a shareholder until March 14, 2002, and who was formerly the President of the Company, reached agreement on an amendment to modify the terms of a promissory note for contingent payments related to the acquisition of Allin Consulting-California.  Under the amendment, the amount of the payment was fixed at $2,000,000.  The amended note provides for interest at the rate of 7% per annum from the acquisition date of November 6, 1996, with quarterly compounding of any unpaid interest.  On May 31, 1999, the former sole shareholder of Allin Consulting-California agreed to a reduction in note principal balance of $1,000,000 in exchange for 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock.  The amended note originally provided for principal payments of $500,000 on April 15, 2000 and October 15, 2000.  However, the Company had the sole option to defer payment of principal until April 15, 2005, which it did.  See Notes 3 – Preferred Stock and 11 – Line of Credit and Notes Payable for additional information concerning this note and the exchange for preferred stock.  On March 14, 2002, the former sole shareholder of Allin Consulting-California sold the note and accrued interest of approximately $73,000 to another shareholder of the Company.  On April 15, 2002, the purchaser sold portions of the note and accrued interest to other parties related to the Company.  An entity in which another shareholder of the Company has an ownership interest purchased a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest.  An entity in which a director and shareholder of the Company has an ownership interest purchased a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest.  A director, executive officer and shareholder of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.  An executive officer of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.

          Accrued interest as of May 31, 1999 of approximately $390,000 was paid in April 2000.  Payment of interest accrued in the preceding calendar quarter also began in April 2000.  Quarterly interest payments of approximately $63,000 and $74,000 were made in the year ended December 31, 2000 and each of the years ended December 31, 2001 and 2002, respectively.  Approximately $128,000 of interest expense was recorded in the year ended December 31, 2000 and approximately $74,000 of interest expense was accrued in each of the years ended December 31, 2001 and 2002, respectively, related to this note.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of Preferred and Common Stock

          On March 14, 2002, the former sole shareholder of Allin Consulting-California, who was also a shareholder of the Company until such date and was also formerly President of the Company, sold all of the 1,000 outstanding shares of the Company’s Series F Convertible Redeemable Preferred Stock, approximately $55,000 of accrued but unpaid dividends related to the preferred stock, and 213,333 shares of the Company’s common stock to another shareholder of the Company.

          On April 15, 2002, the purchaser sold portions of his holdings in certain financial instruments related to the Company, including Series F Convertible Redeemable Preferred Stock, related accrued but unpaid dividends and common stock to other parties related to the Company.  An entity in which another shareholder of the Company has an ownership interest purchased 250 shares of Series F preferred stock, approximately $15,000 of accrued but unpaid dividends and 53,333 shares of common stock.  An entity in which a director and shareholder of the Company has an ownership interest purchased 41.67 shares of Series F preferred stock, approximately $2,000 of accrued but unpaid dividends and 8,889 shares of common stock.  A director, executive officer and shareholder of the Company purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends and 3,556 shares of common stock.  An executive officer of the Company purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends and 3,555 shares of common stock.

 Services and Products Sold to Related Parties

          During 2000 and 2001, Allin Consulting-Pennsylvania provided computer network consulting services to an entity in which certain shareholders, and a director and officer of the Company own interests.  Fees charged were approximately $46,000 and $21,000, respectively.  No services were provided to this entity in 2002.

          During 2000 and 2001, Allin Interactive sold interactive television equipment to an entity in which a director of the Company has an ownership interest.  Revenue from these sales was approximately $1,000 and $3,000, respectively.  No equipment was sold to this entity in 2002.

          During 2001 and 2002, Allin Network provided infrastructure technology consulting services to an entity in which certain shareholders, and a director and officer of the Company own interests.  Fees charged for these services were approximately $19,000 and $32,000, respectively.  During 2001 and 2002, Allin Network also sold computer hardware and components to this entity.  Revenue from these sales was approximately $19,000 and $1,000, respectively.  No products or services were sold to this entity by Allin Network in 2000.

          During 2001 and 2002, Allin Network provided infrastructure technology consulting services to an entity in which certain shareholders of the Company have an equity interest.  Fees charged for these services were approximately $26,000 and $38,000, respectively.  During 2001 and 2002, Allin Network also sold computer hardware and components to this entity.  Revenue from these sales was approximately $8,000 and $1,000, respectively.  No products or services were sold to this entity by Allin Network in 2000.

          During 2000, Allin Digital provided digital imaging technical support services to an entity in which a director of the Company has an ownership interest.  Allin Digital recorded revenue related to these services of approximately $1,000 in 2000.  Allin Digital also sold approximately $1,000 and $300 of digital imaging equipment to this entity in 2001 and 2002, respectively.

Sale of Technical Support Contracts

          In October 2000, Allin Consulting-California sold rights to perform technical support services under certain contracts to an entity in which a former shareholder of the Company, who remained a shareholder until March 14, 2002, and who was formerly the President of the Company, has an ownership interest.  The sale was effective for services performed subsequent to December 31, 2000.  Allin Consulting-California is entitled to receive percentages of certain revenue realized by the related entity during the period from January 1, 2001 through December 31, 2005, including fifteen percent of the contractual backlog for services remaining to be performed for contracts in place as of December 31, 2000, ten percent of any additional revenue derived from clients with contracts in place as of December 31, 2000, and five percent of any revenue earned from certain former clients of Allin Consulting-California, as specified in the agreement.  As of

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, the backlog for services remaining to be performed under sold contracts was approximately $113,000.  Allin Consulting-California recognized approximately $54,000 and $30,000 of revenue during the years ended December 31, 2001 and 2002, respectively, related to its interests in the related entity’s technical support services.  The agreement also provided for a management fee to the related entity equal to 10% of the revenue earned by Allin Consulting-California during November and December 2000 under the contracts sold for the related entity’s assistance in managing the technical support services provided during this period.  Allin Consulting-California recorded expense of approximately $12,000 during the year ended December 31, 2000 for the management fees.

Lease Arrangements

          The Company leases office space from an entity in which certain shareholders have an ownership interest.  Rental expense under this arrangement was approximately $284,000, $290,000 and $149,000 for the years ended December 31, 2000, 2001 and 2002, respectively.  The Company’s long-term lease for the office space expired on January 31, 2002.  The Company believes that the rental rates for the expired lease were competitive with the marketplace for similar commercial real estate at the time the lease was entered into in 1997.  In 1997 and 1998, agreements were reached among the Company, the lessor and a third party for sublet of two portions of the office space, terminating any liability of the Company for the sublet space for the remaining term of the lease.  At the conclusion of the lease, the Company’s believed its Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001.  The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space.  The Company’s rent expense was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions.  As of December 31, 2002, there are no minimum lease commitments for this office space.

Transactions Related to PhotoWave

          From March 1998 until June 2000, Allin Digital held a non-consolidated equity interest in PhotoWave.  The Company’s Chairman of the Board served as a director of PhotoWave from 1998 to 2000.  Another director who is also a beneficial owner of greater than five percent of the Company’s common stock has also held an ownership interest in PhotoWave and has served as a director of PhotoWave since 1998.  During 2000, Allin Digital sold approximately $20,000 of digital photography equipment to PhotoWave.  There were no sales of digital photography equipment to PhotoWave during 2001 and 2002.

          Allin Digital also had a commission-based referral agreement with PhotoWave under which PhotoWave earned commissions for referral of customers to Allin Digital.  Commissions earned by PhotoWave under this agreement were approximately $13,000 and $2,000 during the years ended December 31, 2000 and 2001, respectively.  No commissions were earned by PhotoWave under the agreement in 2002.

          On June 14, 2000, Allin Digital sold all of its 20 shares of common stock of PhotoWave.  The purchaser was a director of the Company and a beneficial owner of greater than five percent of the Company’s common stock, who has also been a director and shareholder of PhotoWave since 1998.  Proceeds received related to the sale of PhotoWave stock were approximately $144,000.  Allin Digital recorded a gain of approximately $137,000 on the sale of the PhotoWave stock.

Services and Products Purchased from Related Parties

          Certain shareholders, and a director and officer of the Company have an equity interest in an entity which performed services for the Company and its subsidiaries related to visual media. Charges for these services were approximately $1,000 for the year ended December 31, 2001.  There were no purchases from this related entity in 2000 or 2002.

          An entity in which a director of the Company has an equity interest performed commercial printing services for the Company and its subsidiaries.  Charges for these services were approximately $200, $3,000 and $100 for the fiscal periods ended December 31, 2000, 2001 and 2002, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          A former shareholder of the Company, who remained a shareholder until March 14, 2002, and who was formerly the President of the Company, has an interest in an entity that provided technical consulting services to the Company.  Charges for these services were approximately $36,000 and $5,000, respectively, for the periods ended December 31, 2000 and 2002.  No consulting services were provided by this entity in 2001.

          Consulting services related to the technology consulting industry were provided by a director of the Company in 2001.  Fees paid for the services were approximately $2,000.  No services of this type were provided in 2002.

19.  Industry Segment Information

          The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” as the basis for determining its segments.  SFAS No. 131 requires use of a model for segment reporting called the “management approach”.  The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance.  Segments reported fall under two groups, Solution Area Services and Ancillary Services & Product Sales.

Basis for Determining Segments

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

          Prior to June 30, 2002, the Outsourced Services segment was included in segment reporting as Legacy Technology Consulting.  Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects.  Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications.  Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies has declined significantly over the last three years.  During 2002, in order to preserve customer relationships that had primarily utilized customer-managed resources, the Company transitioned the resources dedicated to Outsourced Services to a broader technical focus that includes technology and application development based on Microsoft, Oracle and Informix software and products.  The change in segment name to Outsourced Services is intended to reflect the broader array of technology skills now utilized in outsourced engagements.  The Company’s Outsourced Services operations are grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

          Ancillary Services & Product Sales includes activities which are ancillary to or outside of the Company’s current strategic focus.  Segments grouped as Ancillary Services & Product Sales include Information System Product Sales and Other Services.  In connection with its solutions-oriented services, clients will occasionally request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas.  To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and supplies.  Ancillary product sales are provided by Allin Interactive, Allin Consulting-Pennsylvania and Allin Network.  The Company also occasionally performs ancillary services resulting in revenue such as website hosting or placement fees.  Ancillary services are provided by all of the Company’s operating subsidiaries.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Until December 2001, the Company also operated two interactive television systems as a result of a discontinued operating model.  Information related to these operations for the years ended December 31, 2000 and 2001 or as of December 31, 2000 and 2001, which had been previously reported as the segment Interactive Television Transactional Services, is reflected as part of Other Services in all periods presented.

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

Revenue

          Information on revenue derived from external customers is as follows:

	Revenue from External Customers

(Dollars in thousands) Periods ended December 31	2000	2001	2002

Solution Area Services:
Interactive Media Consulting	$1,283	$3,612	$2,568
Interactive Media Systems Integration	5,914	6,459	5,191
Technology Infrastructure Consulting	3,817	2,703	1,665
E-Business Consulting	2,166	2,508	2,333
Outsourced Services	6,692	1,998	1,079

Total Solution Area Services:	$19,872	$17,280	$12,836
Ancillary Services & Product Sales:
Information System Product Sales	$422	$253	$409
Other Services	576	548	88

Total Ancillary Services & Product Sales:	$998	$801	$497

Consolidated Revenue from External Customers	$20,870	$18,081	$13,333

          Certain of the Company’s segments have also performed services for related entities in other segments.  All revenue recorded for these services is eliminated in consolidation.  The Company does not break down revenue from services performed for related entities into further segments, as it does with revenue from external customers.  Information on revenue derived from services for related entities in other segments is as follows:

	Revenue from Related Entities
(Dollars in thousands) Periods ended December 31
	2000	2001	2002

Solution Area Services	$247	$2	$1
Ancillary Services & Product Sales	159	43	30

Total Revenue from Related Entities in Other Segments	$406	$45	$31

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Gross Profit

(Dollars in thousands) Periods ended December 31	2000	2001	2002

Solution Area Services:
Interactive Media Consulting	$874	$2,373	$1,736
Interactive Media Systems Integration	1,980	1,909	1,959
Technology Infrastructure Consulting	2,260	1,604	929
E-Business Consulting	979	1,425	1,308
Outsourced Services	1,815	497	271

Total Solution Area Services:	$7,908	$7,808	$6,203
Ancillary Services & Product Sales:
Information System Product Sales	106	91	158
Other Services	401	459	88

Total Ancillary Services & Product Sales:	$507	$550	$246

Consolidated Gross Profit	$8,415	$8,358	$6,449

Assets

          Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands) As of December 31
	2000	2001	2002

Solution Area Services:
Interactive Media Consulting	$486	$1,158	$1,200
Interactive Media Systems Integration	3,301	2,915	3,273
Technology Infrastructure Consulting	6,574	1,592	1,248
E-Business Consulting	1,618	935	1,277
Outsourced Services	8,447	1,764	1,128

Total Solution Area Services	$20,426	$8,364	$8,126

Ancillary Services & Product Sales:
Information System Product Sales	$83	$42	$107
Other Services	397	179	72

Total Ancillary Services & Product Sales	$480	$221	$179

Corporate & Other	2,048	678	1,980
Discontinued Operations – Digital Imaging	1,354	155	17

Consolidated Total Assets	$24,308	$9,418	$10,302

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Information on net property and equipment attributable to segments is as follows:

	Property & Equipment (net)
(Dollars in thousands) As of December 31
	2000	2001	2002

Solution Area Services:
Interactive Media Consulting	$36	$40	$12
Interactive Media Systems Integration	155	129	38
Technology Infrastructure Consulting	140	69	37
E-Business Consulting	40	28	30
Outsourced Services	162	65	4

Total Solution Area Services	$533	$331	$121

Ancillary Services & Product Sales:
Information System Product Sales	$3	$3	$1
Other Services	97	—	—

Total Ancillary Services & Product Sales	$100	$3	$1
Corporate & Other	399	134	22
Discontinued Operations – Digital Imaging	79	14	4

Consolidated Property & Equipment (net)	$1,111	$482	$148

          Information on property and equipment additions attributable to segments is as follows:

	Property & Equipment Additions
(Dollars in thousands) As of December 31
	2000	2001	2002

Solution Area Services:
Interactive Media Consulting	$17	$17	$2
Interactive Media Systems Integration	79	27	4
Technology Infrastructure Consulting	74	12	14
E-Business Consulting	45	11	20
Outsourced Services	—	—	—

Total Solution Area Services	$215	$67	$40
Ancillary Services & Product Sales:
Information System Product Sales	$—	$1	$—
Other Services	—	—	—

Total Ancillary Services & Product Sales	$—	$1	$—
Corporate & Other	214	15	3
Discontinued Operations – Digital Imaging	15	2	—

Consolidated Property & Equipment Additions	$444	$85	$43

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

          Domestic revenue is attributed to geographic areas based on the location of services performed or the location from which products are shipped to customers.  International revenue is attributable to the locations where interactive media consulting or systems integration services are performed for all services performed on land or in port for extended periods.  Interactive media consulting and systems integration revenue generated on sailing ships is attributed as at sea.  Interactive television transactional revenue is attributed to domestic and international ports and at sea based on the proportion of time of the ships’ itineraries spent in the various locations and at sea.  Information on consolidated revenue attribution to geographic areas is as follows:

	Revenue from External Customers
(Dollars in thousands) Period ended December 31
	2000	2001	2002

Domestic Revenue:
Northeastern United States	$5,047	$3,415	$2,813
Midwestern United States	1,407	465	70
Southern United States	5,771	3,823	2,835
Western United States	6,936	4,076	2,494

Total Domestic Revenue	$19,161	$11,779	$8,212
International & At Sea Revenue:
Finland	$562	$2,037	$2,237
France	628	1,619	945
Germany	112	695	887
Italy	—	—	733
Other International	71	73	—
At Sea	336	1,878	319

Total International & At Sea Revenue	$1,709	$6,302	$5,121

Consolidated Revenue from External Customers	$20,870	$18,081	$13,333

          Long-lived assets are attributed based on physical locations of the property and equipment.  Property and equipment is located primarily where the Company maintains offices for its operations, Pittsburgh, Pennsylvania, San Jose and Walnut Creek, California and Ft. Lauderdale, Florida.  Shipboard interactive television system equipment owned by the Company is reflected as “At Sea” equipment.  The Company does not maintain any foreign offices or facilities and will maintain any of its property and equipment at foreign locations only for the duration of a consulting engagement or systems integration project.

	Property & Equipment (net)
(Dollars in thousands) As of December 31
	2000	2001	2002

Domestic Locations:
California	$337	$154	$59
Florida	215	148	54
Pennsylvania	544	180	35

Total Domestic Locations	$1,096	$482	$148
At Sea	$15	$—	$—

Consolidated Property & Equipment (net)	$1,111	$482	$148

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about Major Customers

Revenue (Dollars in thousands)	% Consolidated Revenue	Segments Included

Period Ended December 31, 2000
2,768	13%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
2,407	12%	Outsourced Services
2,136	10%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
Period Ended December 31, 2001
4,851	27%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
2,952	16%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
2,623	15%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
Period Ended December 31, 2002
3,807	29%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
2,988	22%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

20.  Defined Contribution Plan

          The Company maintains a profit-sharing plan with a 401(k) feature.  The Allin Corporation 401(k) Plan (the “401(k) Plan”), which is a defined contribution plan covering all full time employees of the Company meeting the 401(k) Plan’s eligibility requirements.  The 401(k) Plan was adopted on March 26, 1997 and became effective April 1, 1997 subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.  The 401(k) Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the 401(k) Plan, participants are eligible to contribute various percentages, up to 15%, of their compensation.  The Company may make discretionary matching contributions depending on the level of Company profitability subject to the lesser of a maximum of 50% of the employee’s contribution or $1,500.  The Company has not, to date, made matching contributions.  The Company has, to date, incurred the administrative costs of the 401(k) Plan, approximately $5,000, $11,000 and $5,000, respectively, for the fiscal periods ended December 31, 2000, 2001 and 2002.

21.  Subsequent Events

Annual Impairment Testing

          SFAS No. 142 requires an annual test for impairment of goodwill and other intangible assets similar to the transition testing described in Note 8 – Goodwill and Intangible Assets.  The Company elected to do such testing for 2003 as of January 1, 2003, consistent with the timing of the annual test for 2002.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Current industry analysis includes more conservative growth forecasts for technology consulting services than as of the beginning of 2002.  The Company updated its future undiscounted cash flow projections based on more conservative growth expectations and updated information concerning the proportions of future business expected to be attributable to the customer list associated with the acquisition of Allin-Consulting-Pennsylvania.  The estimated fair value of the customer list exceeded the recorded value of the customer list indicating no impairment of the customer list.  The excess of estimated fair value over the recorded value of the customer list was significantly lower as of January 1, 2003 than as of January 1, 2002, indicating increasing risk for future impairment if improvement of current economic conditions occurs later or is weaker than industry forecasts or if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected.  Based on analysis of these factors, the Company will implement a prospective reduction in the estimated remaining useful life for the customer list beginning in 2003.  The customer list will be amortized based on a useful life extending through 2006, resulting in the recognition of an additional amortization expense of $210,000 per year from 2003 to 2006 over the expense that would have been recognized under the prior estimate of remaining expected useful life.

          The Company attributed the recognized assets of the acquired businesses, Allin Consulting-California and Allin Consulting-Pennsylvania, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units.  The reporting units utilized were the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between northern California-based and Pittsburgh-based operations.  Recognized assets were attributed to reporting units in a manner consistent with that used for segment reporting.  Since the recognized assets included substantially all of the assets and liabilities of the reporting units which would be relevant to a potential acquirer, the Company utilized industry information sources to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units.  The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, except for the Pittsburgh-based Outsourced Services reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $10,000.  Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $10,000 in January 2003.  The Company anticipates additional future testing will be conducted as of the beginning of each fiscal year or more often if any changes or developments affecting the reporting units indicate any potential additional impairment of goodwill.

Issuance of Options for Common Stock

          During the first quarter of 2003, the Company awarded options to purchase 25,000 common shares under the 2000 Stock Plan.  The grant prices were $0.20 per share for 20,000 of the options and $0.23 per share for 5,000 of the options, which were the market prices of the Company’s common stock on the respective grant dates.  The options to purchase common shares will vest on the first anniversaries of the grant dates.

22.  Unaudited Quarterly Financial Information

          The data for the quarterly periods ended June 30 and September 30, 2001 and 2002 and March 31, 2002 reflects the data presented in the Company’s filings on Form 10-Q for those periods.  The data for the quarterly period ended March 31, 2001 has been restated to reflect the results of the Company’s digital imaging operations as loss from discontinued operations.  Comparable data is presented for the three-month periods ended December 31, 2001 and 2002.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2001

Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Revenue	$4,804	$4,097	$4,315	$4,865
Gross Profit	2,219	1,936	1,956	2,247
(Loss) income from operations	(843)	(11,211)	275	639
(Loss) income from continuing operations	(890)	(11,248)	256	625
Loss from discontinued operations	(107)	(473)	(85)	(24)
Net (loss) income	$(997)	$(11,721)	$171	$601

Net (loss) income attributable to common shareholders	$(1,158)	$(11,885)	$4	$433

Net (loss) income per common share from continuing operations – basic	$(0.15)	$(1.64)	$0.01	$0.06

Net loss per common share from discontinued operations – basic	$(0.02)	$(0.07)	$(0.01)	$0.00

Net (loss) income per common share – basic	$(0.17)	$(1.71)	$0.00	$0.06

Net (loss) income per common share from continuing operations – diluted	$(0.15)	$(1.64)	$0.01	$0.04

Net loss per common share from discontinued operations – diluted	$(0.02)	$(0.07)	$(0.01)	$0.00

Net (loss) income per common share– diluted	$(0.17)	$(1.71)	$0.00	$0.04

	Three Months Ended 2002

Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Revenue	$2,817	$3,436	$3,251	$3,830
Gross Profit	1,342	1,625	1,599	1,884
(Loss) income from operations	(210)	181	209	574
(Loss) income from continuing operations	(209)	171	200	837
Income (loss) from discontinued operations	8	(12)	(11)	25
Net (loss) income	$(201)	$159	$189	$862

Net (loss) income attributable to common shareholders	$(367)	$(11)	$16	$687

Net (loss) income per common share from continuing operations – basic	$(0.05)	$0.00	$0.00	$0.10

Net income (loss) per common share from discontinued operations – basic	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share – basic	$(0.05)	$0.00	$0.00	$0.10

Net (loss) income per common share from continuing operations – diluted	$(0.05)	$0.00	$0.00	$0.06

Net income (loss) per common share from discontinued operations – diluted	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share– diluted	$(0.05)	$0.00	$0.00	$0.06

To the Shareholders of
Allin Corporation
Pittsburgh, Pennsylvania

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ HILL, BARTH & KING LLC

Certified Public Accountants

Wexford, Pennsylvania
February 19, 2003

The report below of Arthur Andersen LLP is a copy of a previously issued report.  Arthur Andersen LLP has not reissued the report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Allin Corporation:

We have audited the accompanying consolidated balance sheets of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 8, 2002 (except with respect to certain matters discussed in Notes 17 and 18, as to which the date is March 14, 2002)

Item 9 -   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          As previously reported, on March 29, 2002, the Company dismissed the accounting firm of Arthur Andersen LLP (“Andersen”) as independent accountants for the Company for the fiscal year ending December 31, 2002.  The decision to change accountants was recommended by the Audit Committee of the Company’s Board of Directors and was approved by the full Board of Directors.  On April 4, 2002, the Company engaged the accounting firm of Hill, Barth & King LLC (“HBK”) as independent accountants for the Company for the fiscal year ending December 31, 2002.  This engagement was recommended by the Audit Committee of the Company’s Board of Directors and was approved by the Company’s full Board of Directors.  The Company filed a report on Form 8-K on April 5, 2002 reporting the dismissal of Andersen and the engagement of HBK.

Part III
Item 10 -   Directors and Executive Officers of the Registrant

          The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 14, 2003.

Name	Age	Position with the Company

Richard W. Talarico	47	Chairman of the Board, Chief Executive Officer and President
Dean C. Praskach	45	Chief Financial Officer, Treasurer and Secretary
Brian K. Blair(1)	40	Director
Anthony L. Bucci(2)	54	Director
William C. Kavan(2)	52	Director
James S. Kelly, Jr.(1)	52	Director
Anthony C. Vickers	53	Director

(1)  Member of Audit Committee.

(2)  Member of Compensation Committee.

          Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996 and was appointed President of the Company in May 2002.  He has also served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996.  Mr. Talarico served Allin Interactive in various other capacities, including Vice President of Finance from October 1994 to October 1995, President from October 1995 to June 1996 and Chief Financial Officer, Secretary and Treasurer from October 1994 to June 1996.  Mr. Talarico has served as an officer and director of the Company’s other subsidiaries since their inception or acquisition by the Company.  Mr. Talarico is a director and officer of The Hawthorne Group (‘‘THG’’), where he has been involved in numerous business ventures and has served in various financial and operating capacities since 1991. THG is a private investment and management company which invests through affiliates primarily in media and communications companies.  Mr. Talarico also serves as a director of Wexford Health Sources, Inc., a provider of health and rehabilitation-related services.

          Dean C. Praskach has held the positions of Chief Financial Officer of the Company since May 1999, Secretary of the Company since March 1998 and Treasurer and Vice President-Finance of the Company since July 1997.  Mr. Praskach is the Company’s principal financial and accounting officer.  Mr. Praskach also served the Company as Director of Financial Planning from November 1996 to July 1997.  Mr. Praskach has held the positions of Vice President-Finance and Treasurer of all of the Company’s subsidiaries since July 1997 or upon acquisition, if later, and was named Secretary of all of the Company’s subsidiaries in March 1998 or upon acquisition, if later.  Mr. Praskach has served as a director of Allin Holdings since 1997.  Mr. Praskach served both the Company and THG in a consulting capacity from February 1995 until joining the Company.  From September 1989 through July 1994, he was employed at First Westinghouse Capital Corporation in various positions, where he was involved in equity and mezzanine financing of leveraged acquisitions.

          Brian K. Blair became a director of the Company in July 1996.  Mr. Blair also served as Chief Operating Officer and Secretary of the Company from July 1996 until February 1998.  Mr. Blair has served as a director of Allin Interactive since October 1994 and as a director of the Company’s other subsidiaries since their inception or acquisition by the Company.  Mr. Blair also served as Vice President of Administration and Operations of Allin Interactive from October 1994 until June 1996 and as its President from June 1996 until February 1998.  Mr. Blair currently serves as a director and President of Digital Media Corp., a video production and satellite communications company.  Mr. Blair also currently is a director of Com-Tek Printing and Graphics, Inc., a commercial printing company.  Mr. Blair served as President of Blair Haven Entertainment, Inc, doing business as Commercial Downlink, a provider of cable and closed circuit television services, from 1989 to 1998.  From 1999 to 2002, Mr. Blair served as Chief Executive Officer of and as a director of Novair Media Corp., a niche market television media company.

          Anthony L. Bucci became a director of the Company in August 1998.  Mr. Bucci is Chairman and Chief Executive Officer of MARC USA, Pennsylvania’s largest full-service marketing communications company.  Mr. Bucci has served MARC USA in various capacities since 1970, including as President from September 1988 to February 1997, as Chief Executive Officer since March 1992 and as Chairman since February 1997.  Mr. Bucci has supervised advertising and marketing for a range of clients in diverse industries, including specialty retailing, financial services, automotive, fashion, fast food, home centers, general merchandise and amusement parks.

          William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994.  Mr. Kavan has also served as a director of certain of the Company’s other subsidiaries since their inception or acquisition by the Company.  From 1980 to 2000, Mr. Kavan served as president of Berkely-Arm, Inc. (‘‘Berkely’’), the largest provider of revenue-generating passenger insurance programs for the cruise industry.  Berkely has served various cruise line clients, including Carnival, Royal Caribbean, Princess and Norwegian.  Mr. Kavan currently serves as a director of ten privately held businesses in diverse industries including restaurants, cleaning, digital photography, consumer products and insurance.

          James S. Kelly, Jr. became a director of the Company in August 1998.  Mr. Kelly founded KCS Computer Services, Inc. (“KCS”), now Allin Consulting-Pennsylvania, in 1985 and served as its President and Chief Executive Officer prior to its acquisition by the Company in August 1998.  Following the acquisition of KCS, the Company appointed Mr. Kelly as a director of the Company.  Mr. Kelly was responsible for setting strategic direction for KCS, oversight of all KCS operations and direction of its finance and administration function.  Mr. Kelly has been involved in the information technology field for over 25 years.

          Anthony C. Vickers became a Director of the Company in November 1999.  Mr. Vickers founded IT Services Development (“ITSD”) in 1998 and has served as principal of ITSD since its inception.  ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys.  From 1996 to 1998, Mr. Vickers served as Chairman of the Information Technology Services Division of the Information Technology Association of America (“ITAA”), a technology industry association.  Mr. Vickers also currently serves as a member of advisory boards for several entities, including the University of Southern California Integrated Media Systems Center (since November 1999), Technology Empowerment, Inc. (since September 2000), Blue Crane, Inc. (since November 2001) and Make Corp. (since January 2002).  Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its Chief Executive Officer and President until November 1995 and as a director until March 1998.  Mr. Vickers served as a director of PC Tutor Corporation, which provided computer training services to small and medium-sized businesses from 1998 to 2000.  Mr. Vickers also served as a director of Computer Technology Associates, a provider of information technology services and E-government solutions to the federal and state governments, from January to October 2000, and as a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling, since August 1999.

          There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.  Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and any person who beneficially owns more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on the review of the copies of such reports and written representations that no other reports were required during or with respect to the year ended December 31, 2002, all such Section 16(a) filing requirements were timely met.

Item 11 - Executive Compensation

Summary Compensation Table

          The following table sets forth information concerning 2000, 2001 and 2002 compensation of the Chief Executive Officer and the other executive officer of the Company (collectively the “Named Executives”).

	Annual Compensation			Long Term Compensation (2)

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Securities Underlying Options (#)

Richard W. Talarico	2002	$175,000	$50,000	—
Chief Executive Officer	2001	$175,000	$50,000	75,000
and President	2000	$175,000	—	25,000
Dean C. Praskach	2002	$145,000	$50,000	—
Chief Financial Officer,	2001	$145,000	$25,000	30,000
Treasurer and Secretary	2000	$140,625	—	6,250

(1)  Bonuses were earned in the year indicated, but paid in the subsequent year.

(2)  In 2001, stock appreciation rights related to an aggregate of 281,000 and 103,000 shares of common stock covered by options to purchase common stock granted prior to February 13, 2001 were granted to Mr. Talarico and Mr. Praskach, respectively.  The stock appreciation rights granted to Mr. Talarico were pursuant to the terms of an employment agreement between Mr. Talarico and the Company entered into in January 2002.  The term of the employment agreement was made retroactive to January 1, 2001 and, accordingly, the Company deems the stock appreciation rights to have been granted in 2001.  During 2001, the employment agreement between the Company and Mr. Praskach was amended such that stock appreciation rights were granted.  Such rights for each Named Executive will become effective in the event of termination of their employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, as defined in their respective employment agreements.  For more information about the terms of the stock appreciation rights held by the Named Executives, see the discussion under “Employment Agreements” below.

Employment Agreements

          On January 10, 2002, the Company entered into a new employment agreement with Mr. Talarico, which was made effective as of January 1, 2001, with a term continuing through December 31, 2003.  The new agreement replaced the prior employment agreement between the Company and Mr. Talarico, which lapsed on May 15, 2001.  The annual salary as set forth in the new employment agreement is $175,000, subject to permitted annual merit increases.

          During the term of the employment agreement, Mr. Talarico is eligible to earn annual bonuses in accordance with annual bonus programs established for the Company by the Compensation Committee and approved by the Board of Directors.  The payment of any annual bonus under any such program will be contingent upon the achievement of certain corporate and/or personal performance goals.  The performance goals are approved by the Board of Directors and are designed to enhance stockholder value.  To be eligible for a bonus for a particular year, Mr. Talarico must be employed by the Company on the last day of the calendar year for which the bonus is earned unless cessation of employment is due to death, disability (as defined in the agreement) or a change in control of the Company, or unless Mr. Talarico attained the performance goals for that year prior to year end.  In the event of death or disability, a pro-rated portion of any bonus due will be awarded based on the performance of the Company annualized as of the date of cessation of employment.  In the event of a change in control of the Company, Mr. Talarico will receive a single sum payment of $225,000, except that in the event the Company sells a significant portion, but not all, of its assets, Mr. Talarico will receive a portion of such sum as determined by the Board of Directors.  A change in control is defined in the employment agreement as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.  The Board of Directors awarded a discretionary bonus of $50,000 to Mr. Talarico in respect of 2002 based on the bonus program established for 2002.  The bonus awarded for 2002 was paid in March 2003.

          The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

          The employment agreement provides that Mr. Talarico will be eligible to participate in the Company’s various stock plans.  The employment agreement with Mr. Talarico does not, however, specify any minimum number of options to be awarded during the term of the agreement.  Options granted to Mr. Talarico prior to February 13, 2001 vested on May 15, 2001.  There were no options awarded to Mr. Talarico in 2002 or subsequently.

          The employment agreement provides that should Mr. Talarico’s employment by the Company be terminated without cause or in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will receive semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the first anniversary of the date of termination.  In the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will also have the right to convert each of his vested options to purchase the Company’s stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted.  The rights may be exercised at any time prior to the final expiration date of Mr. Talarico’s options, notwithstanding the expiration of the options based on Mr. Talarico’s termination prior to such expiration date.  In addition, Mr. Talarico’s options granted prior to February 13, 2001 will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Talarico’s employment without cause or in connection with a change of control of the Company.

          In June 2000, the Company entered into an employment agreement with Mr. Praskach, the term of which commenced June 23, 2000 and will continue through June 23, 2005.  The Company and Mr. Praskach amended the employment agreement on February 13, 2001.  Mr. Praskach’s current annual salary is $145,000. The employment agreement permits annual merit increases to salary.  Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors.  A discretionary bonus of $50,000 in respect of 2002 was awarded to Mr. Praskach and was paid in March 2003.

          The employment agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

          Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company’s stock plans.  The employment agreement with Mr. Praskach does not, however, specify any minimum number of options to be awarded during the term of the agreement.  There were no grants of options to Mr. Praskach during 2002 or subsequently.  Options granted to date to Mr. Praskach will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award.  Pursuant to the amendment to the employment agreement, options to acquire shares of common stock granted to Mr. Praskach under the Company’s Stock Plans prior to February 13, 2001 will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

          The employment agreement also provides that Mr. Praskach will be entitled to receive for up to one year following termination of employment by the Company without cause, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment.  In the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Praskach will also be entitled to receive a bonus equal to his annual base salary at the time of termination and will have the right to convert each of his vested options to purchase the Company’s stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted.  The rights may be exercised at any time prior to the final expiration date of Mr. Praskach’s options, notwithstanding the expiration of the options based on Mr. Praskach’s termination prior to such expiration date.  In addition, Mr. Praskach’s options granted prior to February 13, 2001 will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Praskach’s employment in connection with a change of control of the Company.

Stock Plans

          In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997 the Board of Directors adopted the 1997 Stock Plan, which was approved by the Company’s stockholders in May 1997.  The Board of Directors subsequently approved reissuance of forfeited option grants and restricted shares under the 1996 and 1997 Plans.  In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company’s stockholders in December 1998.  The Board of Directors subsequently approved reissuance of forfeited shares under the 1998 Plan.  In February 2000, the Board of Directors adopted the 2000 Stock Plan, which was approved by the Company’s stockholders in May 2000.  All of the plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries.  The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions for eligibility such as the completion of a period of employment with the Company following an award.  The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

          The number of shares that may be awarded under the Company’s 1996, 1997, 1998 and 2000 stock plans are 266,000, 300,000, 375,000 and 295,000, respectively.  As of December 31, 2002, 43,899, 77,150, 133,752 and 62,250 shares remained available for future grants under the 1996, 1997, 1998 and 2000 Plans, respectively.

Option and Stock Appreciation Right Grants in Last Fiscal Year

          During 2002, there were no grants of stock options or stock appreciation rights to the Named Executives.

Fiscal Year End Option and Related Stock Appreciation Right Values

          The following table and its notes provide information concerning stock options and related stock appreciation rights held by the Named Executives at December 31, 2002.  No options or related stock appreciation rights were exercised in 2002.

	Number of Securities Underlying Unexercised Options at Fiscal Year End (1)		Value of Unexercised In-the-Money Options at Fiscal Year End (1) (2)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard W. Talarico	281,000	—	—	—
Dean C. Praskach	59,050	43,950	—	—

(1)

Based on the December 31, 2002 bid price per share of common stock of $0.20, as quoted on the OTC Bulletin Board, and the various option exercise prices per share, none of the options were in-the-money at December 31, 2002. The various exercise prices and expiration dates with respect to the stock options held by the Named Executives are as follows:

Name	Options (#)	Exercise Price	Expiration Date

Richard W. Talarico	21,000	$15.00	11/6/03
	100,000	$4.50	6/1/05
	60,000	$3.25	3/1/06
	15,000	$4.50	1/3/07
	10,000	$1.91	8/8/07
	75,000	$1.25	1/5/08

Name	Options (#)	Exercise Price	Expiration Date

Dean C. Praskach	5,000	$15.00	11/6/03
	2,000	$7.50	11/3/04
	7,500	$4.50	11/3/04
	23,500	$4.38	6/25/05
	18,750	$3.25	3/8/06
	10,000	$4.81	11/11/06
	6,250	$4.00	2/16/07
	30,000	$1.25	1/5/08

(2)

Messrs. Talarico and Praskach were granted certain stock appreciation rights related to the options included in the table in footnote (1) above.  The stock appreciation rights will only become effective upon conversion of the options.  There is uncertainty as to whether the events that could result in conversion of the Named Executives’ options into stock appreciation rights, as described under Employment Agreements, above will occur at all or when they may occur.  Accordingly, none of the stock appreciation rights were exercisable as of December 31, 2002.  Due to these factors, no present values can be determined for stock appreciation rights separate from those estimated for the associated options.  Since the exercise prices of the stock appreciation rights are identical to the exercise prices of the associated options, none of the stock appreciation rights were in-the-money at December 31, 2002.

Long-Term Incentive and Defined Benefit Plans

          The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

          At the commencement of each year of service, each non-employee director is entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant.  The option grant will vest on the first anniversary of the date of the grant if the individual is serving as a director on that date.  On February 7, 2002, Messrs. Blair, Bucci, Kavan, Kelly and Vickers each received a grant to acquire 5,000 shares of common stock, vesting one year from date of grant, at the exercise price of $0.18 per share.  On January 6, 2003, Messrs. Bucci, Kavan, Kelly and Vickers each received a grant to acquire 5,000 shares of common stock, vesting one year from date of grant, at the exercise price of $0.20 per share.  On February 19, 2003, Mr. Blair received a grant to acquire 5,000 shares of common stock, vesting one year from date of grant, at the exercise price of $0.23 per share.

          Non-employee directors of the Company receive $2,500 for each Board of Directors meeting attended and $500 for each separate committee meeting attended on a date on which no full board meeting is held.  Directors of the Company who are also employees do not receive additional compensation for attendance at Board and committee meetings.  All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

          The Compensation Committee consists of William C. Kavan and Anthony L. Bucci.

          Throughout 2002, the Company had an outstanding note payable, with interest fixed at 7% per annum, for $1,000,000 related to the Company’s 1996 acquisition of Allin Consulting-California.  Until March 14, 2002, the note was due to Les D. Kent, the former sole shareholder of Allin Consulting-California, who was then a beneficial holder of greater than five percent of the Company’s common stock and who was formerly the President of the Company.  On March 14, 2002, the Mr. Kent sold the note, including accrued interest of approximately $73,000, to Henry Posner, Jr. a beneficial holder of greater than five percent of the Company’s common stock.  On April 15, 2002, Mr. Posner sold portions of the note and accrued interest to other parties related to the Company.  Rosetta Capital Partners LP (“Rosetta”), an entity in which Thomas D. Wright, another beneficial holder of greater than five percent of the Company’s common stock of the Company, has an ownership interest purchased a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest.  Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan, a director and beneficial holder of greater than five percent of the Company’s common stock of the Company and a member of the Compensation Committee, has an ownership interest purchased a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest.  Mr. Talarico, a director, executive officer and beneficial holder of greater than five percent of the Company’s common stock of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.  Mr. Praskach, an executive officer of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.  Interest expense related to this note was approximately $74,000 for the year ended December 31, 2002.

          On March 14, 2002, Mr. Kent also sold all of the 1,000 outstanding shares of the Company’s Series F Convertible Redeemable Preferred Stock, approximately $55,000 of accrued but unpaid dividends related to the preferred stock, and 213,333 shares of the Company’s common stock to Mr. Posner.  On April 15, 2002, Mr. Posner sold portions of the purchased financial instruments to same parties related to the Company as were sold portions of the note, as described above.  Rosetta purchased 250 shares of Series F preferred stock, approximately $15,000 of accrued but unpaid dividends and 53,333 shares of common stock.  Churchill purchased 41.67 shares of Series F preferred stock, approximately $2,000 of accrued but unpaid dividends and 8,889 shares of common stock.  Mr. Talarico purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends and 3,556 shares of common stock.  Mr. Praskach purchased 16.67 shares of Series F preferred stock, approximately $1,000 of accrued but unpaid dividends and 3,555 shares of common stock.  See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

          On December 29, 2000, Mr. Kavan, Mr. Talarico, Henry Posner, Jr. and Thomas D. Wright, who each beneficially owns greater than five percent of the Company’s common stock, and Dean C. Praskach, an executive officer of the Company, purchased 10, 10, 113, 10 and 2 shares, respectively, of the Company’s Series G Convertible Redeemable Preferred Stock at a purchase price of $10,000 per Series G preferred share.  In conjunction with the purchase of the Series G shares, Messrs. Kavan, Talarico, Posner, Wright and Praskach also received warrants to purchase 57,142, 57,142, 645,710, 57,142 and 11,428 shares, respectively, of the Company’s common stock at $1.75 per common share.  See Item 7- Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 3 – Preferred Stock and Note 4 – Warrants for Common Stock included herein under Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data for additional information concerning the Series G preferred stock and related warrants.  If the Company does issue any shares of common stock upon conversion of the Series G preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Kavan, Talarico, Posner, Wright and Praskach will have certain rights to require the Company to register the shares for resale under the Securities Act of 1933, as amended (the “Securities Act”).  See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

          The following table presents certain information as of March 14, 2003 as to the beneficial ownership of the common stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock.  Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them.  The percentages in the table are rounded to the nearest tenth of a percent.

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Henry Posner, Jr. (2) 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	6,387,875	53.4%
Emanuel J. Friedman (3) 1001 19th Street North Arlington, VA 22209	1,594,677	22.9%
James S. Kelly, Jr. (4) 2406 Oak Hurst Court Murrysville, PA 15668	1,562,816	22.4%
Friedman, Billings, Ramsey Group, Inc. and Orkney Holdings, Inc. (5) 1001 19th Street North Arlington, VA 22209	1,499,677	21.5%
Richard W. Talarico (6) 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	880,871	11.4%
William C. Kavan (7) 117 Brixton Road Garden City, NY 11530	877,822	11.3%
Thomas D. Wright (8) 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	649,953	8.6%

(1)

The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 14, 2003, and that no other stockholder so converts.  Each share of Series D Convertible Redeemable Preferred Stock may currently be converted into 276 shares of common stock.  Each share of Series F Convertible Redeemable Preferred Stock may currently be converted into 508 shares of common stock.  Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock.  The number of shares of common stock that may be acquired on conversion of one share of any series of preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion.  The aggregate numbers of shares of common stock that may be acquired by any individual upon conversion of any series of preferred stock do cumulate fractional shares, but exclude any remaining fractional share.  Prior to any conversion, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.  Warrants issued in August 1998 and December 2000 may be exercised to purchase common stock at $4.25 and $1.75 per common share, respectively.  Information is provided in the footnotes below for each holder as to the number of shares included in the table for conversion of securities.

(2)

Includes 1,301,087 shares of common stock held by Mr. Posner and 101,000 shares held in a trust and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power.  Does not include 1,000 shares owned by Mr. Posner’s wife and 2,000 shares held by trusts of which Mr. Posner’s wife is a trustee.  Includes 998,655 shares of common stock which may be acquired by exercise of warrants.  Mr. Posner owns 1,500 shares of Series D Convertible Redeemable Preferred Stock.  The number of shares indicated includes 415,225 shares of common stock for conversion of the Series D preferred stock.  Mr. Posner owns 675 shares of Series F Convertible Redeemable Preferred Stock.  The table includes 343,337 shares of common stock for conversion of the Series F preferred stock.  Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock.  The table includes 3,228,571 shares of common stock for conversion of the Series G preferred stock.

(3)

As reported on Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2003, Mr. Friedman has sole voting and dispositive power with respect to 95,000 of these shares.  Mr. Friedman may be deemed to indirectly beneficially own and share voting and dispositive power with respect to 1,499,677 shares directly owned by Friedman, Billings, Ramsey Group, Inc. (“FBRG”) by virtue of his control position as Chairman and Chief Executive Officer of FBRG.  The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G/A.

(4)	Includes 1,542,816 shares of common stock held by Mr. Kelly and 20,000 shares of common stock which may be acquired by exercise of options.

(5)

As reported on Schedule 13G/A filed with the SEC on February 14, 2003, Friedman, Billings, Ramsey Group, Inc. has sole voting and dispositive power with respect to the shares indicated.  Each of Eric F. Billings, Emanuel J. Friedman and Orkney Holdings, Inc., a wholly-owned subsidiary of FBRG, share voting and dispositive power with respect to the shares. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G/A.

(6)

Includes 90,903 shares of common stock held by Mr. Talarico.  Includes 4,000 shares of common stock held by Mr. Talarico’s son who shares the same household.  Includes 281,000 shares of common stock which may be acquired by exercise of options within sixty days of March 14, 2003.  Includes 127,732 shares of common stock which may be acquired by exercise of warrants.  Mr. Talarico owns 300 shares of Series D preferred stock.  The table includes 83,045 shares of common stock for conversion of the Series D preferred stock.  Mr. Talarico owns 16.66 shares of Series F preferred stock.  The table includes 8,477 shares of common stock for conversion of the Series F preferred stock.  Mr. Talarico owns 10 shares of Series G preferred stock.  The table includes 285,714 shares of common stock for conversion of the Series G preferred stock.

(7)

Includes 90,800 shares of common stock held by Mr. Kavan and 8,889 shares held by Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan holds an ownership interest.  Includes 30,000 shares of common stock which may be acquired by exercise of options within sixty days of March 14, 2003 and 233,614 shares of common stock which may be acquired by exercise of warrants.  Mr. Kavan owns 750 shares of Series D preferred stock.  The table includes 207,612 shares of common stock for conversion of the Series D preferred stock.  Churchill owns 41.67 shares of Series F preferred stock.  The table includes 21,193 shares of common stock for conversion of the Series F preferred stock.  Mr. Kavan owns 10 shares of Series G preferred stock.  The table includes 285,714 shares of common stock for conversion of the Series G preferred stock.

(8)

Includes 24,181 shares of common stock held by Mr. Wright and 53,333 shares held by Rosetta Capital Partners LP (“Rosetta”), an entity of which Mr. Wright is a partner.  Does not include 174,000 shares held by Mr. Wright’s spouse, 5,000 shares in her own name and 169,000 shares as trustee for various trusts.  Includes 104,201 shares of common stock which may be acquired by exercise of warrants.  Mr. Wright owns 200 shares of Series D preferred stock.  The number of shares includes 55,363 shares of common stock for conversion of the Series D preferred stock.  Rosetta, an entity in which Mr. Wright is a partner, an owns 250 shares of Series F preferred stock.  The number of shares includes 127,161 shares of common stock for conversion of the Series F preferred stock.  Mr. Wright owns 10 shares of Series G preferred stock.  The number of shares includes 285,714 shares of common stock for conversion of the Series G preferred stock.

Security Ownership of Management

          The following table presents certain information as of March 14, 2003 as to the beneficial ownership of the common stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group.  Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them.  The percentages in the table are rounded to the nearest tenth of a percent.

Name of Stockholder	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Richard W. Talarico (2) 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	880,871	11.4%
Dean C. Praskach (3) 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	150,654	2.1%
Brian K. Blair 2498 Monterey Court Weston, FL 33327	164,570	2.4%
Anthony L. Bucci 4 Station Square Suite 500 Pittsburgh, PA 15219	23,500	*
William C. Kavan (4) 117 Brixton Road Garden City, NY 11530	877,822	11.3%
James S. Kelly, Jr. 2406 Oak Hurst Court Murrysville, PA 15668	1,562,816	22.4%
Anthony C. Vickers 1212 Via Zumaya Palos Verdes Estates, CA 90274	15,000	*
All directors and executive officers, as a group (7 persons)	3,675,233	42.0%

*	Less than one percent

(1)

The number of shares and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 14, 2003, and that no other stockholder so converts.  The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 14, 2003 had been exercised as follows:  Mr. Talarico – 281,000 shares; Mr. Praskach – 70,050 shares, Mr. Kavan – 30,000 shares;  Messrs. Blair, Bucci and Kelly – 20,000 shares each; Mr. Vickers – 15,000 shares, and all directors and executive officers as a group – 456,050 shares.  The number of shares of the Company’s outstanding common stock held directly by directors and executive officers is as follows:  Mr. Talarico – 90,903 shares, Mr. Praskach – 3,555 shares, Mr. Blair – 144,570 shares, Mr. Bucci – 3,500 shares, Mr. Kavan – 99,689 shares and Mr. Kelly – 1,542,816 shares.  Each share of Series D Convertible Redeemable Preferred Stock may currently be converted into 276 shares of the Company’s common stock.  Each share of Series F Convertible

Redeemable Preferred Stock may currently be converted into 508 shares of common stock.  Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock.  The number of shares of common stock that may be acquired on conversion of one share of any series of preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion.  The aggregate numbers of shares of common stock that may be acquired by any individual upon conversion of any series of preferred stock do cumulate fractional shares, but exclude any remaining fractional share.  Shares of Series C Redeemable Preferred Stock are not convertible into shares of common stock.  Prior to any conversion, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.  Warrants issued in August 1998 and December 2000 may be exercised to purchase common stock at $4.25 and $1.75 per common share, respectively.  Information is provided in the footnotes below for each holder as to the number of shares included in the table for conversion of securities other than options for which information is given above in this footnote.

(2)

Includes 90,903 shares of common stock held by Mr. Talarico.  Includes 4,000 shares of common stock held by Mr. Talarico’s son who shares the same household.  Includes 127,732 shares of common stock which may be acquired by exercise of warrants.  Mr. Talarico owns 300 shares of Series D preferred stock, representing 10.9% of the Series D preferred stock outstanding.  The table includes 83,045 shares of common stock for conversion of the Series D preferred stock.  Mr. Talarico owns 16.67 shares of Series F preferred stock, representing 1.7% of the Series F preferred stock outstanding.  The table includes 8,477 shares of common stock for conversion of the Series F preferred stock.  Mr. Talarico owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding.  The table includes 285,714 shares of common stock for conversion of the Series G preferred stock.  Mr. Talarico also owns 588 shares of the Company’s Series C Redeemable Preferred Stock, representing 2.4% of the Series C preferred stock outstanding.

(3)

Includes 11,429 shares of common stock which may be acquired by exercise of warrants.  Mr. Praskach owns 16.67 shares of Series F preferred stock, representing 1.7% of the Series F preferred stock outstanding.  The table includes 8,477 shares of common stock for conversion of the Series F preferred stock.  Mr. Praskach owns 2 shares of Series G preferred stock, representing 1.3% of the Series G preferred stock outstanding.  The table includes 57,143 shares of common stock for conversion of the Series G preferred stock.

(4)

Includes 90,800 shares of common stock held by Mr. Kavan and 8,889 shares held by Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan holds an ownership interest.  Includes 233,614 shares of common stock which may be acquired by exercise of warrants.  Mr. Kavan owns 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding.  The table includes 207,612 shares of common stock that may be acquired upon conversion of the Series D preferred stock.  Churchill owns 41.67 shares of Series F preferred stock, representing 4.2% of the Series F preferred stock outstanding.  The table includes 21,193 shares of common stock that may be acquired upon conversion of the Series F preferred stock.  Mr. Kavan owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding.  The table includes 285,714 shares of common stock for conversion of the Series G preferred stock.  Mr. Kavan also owns 12,000 shares of the Company’s Series C preferred stock, representing 48.0% of the Series C preferred stock outstanding.

Equity Compensation Plan Information as of December 31, 2002

          The Company has four equity compensation plans in place under which options to purchase 803,698 shares of the Company’s common stock were outstanding as of December 31, 2002.  The Company’s 1996 Stock Plan was approved by the Company’s Board of Directors on October 25, 1996, prior to the initial public offering of the Company’s common stock on November 6, 1996.  In 1997, 1998 and 2000, the Company’s stockholders approved the 1997, 1998 and 2000 Stock Plans, respectively.  Each of the plans provides for the issuance of stock options, stock appreciation rights, restricted stock and restricted units to the Company’s officers, employees, non-employee directors, consultants and advisors.  Among the Company’s outstanding common shares are 18,501 shares originally issued in 1996 under the 1996 Stock Plan as restricted stock.  The restrictions on such shares lapsed in 1999.  All other grants to date under the plans have been in the form of stock options.  See Note 5 – Stock Based Compensation and Restricted Stock Award in the Notes to Consolidated Financial Statements contained in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the Company’s stock plans, including descriptions of the material features of the plans.

          The following table sets forth information, as of December 31, 2002, regarding the Company’s existing compensation plans pursuant to which the Company’s common stock is authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	600,098	$3.14	273,152
Equity Compensation Plans Not Approved by Security Holders	203,600	$7.80	43,899

Total	803,698	$4.32	317,051

          The Company’s principal executive officers hold certain stock appreciation rights related to 384,000 of the Company’s outstanding stock options which are held by them and included in the table above.  These rights have not been approved by the Company’s stockholders.  See Part III Item 11 – Executive Compensation for information concerning these rights.

Item 13 - Certain Relationships and Related Transactions

Arrangements Involving the Former Sole Stockholder of Allin Consulting-California

          In October 2000, Allin Consulting-California sold rights to perform technical support services under certain contracts to Progent Corporation (“Progent”).  Les D. Kent, formerly the sole shareholder of Allin Consulting-California prior to its acquisition by the Company in 1996, and until March 14, 2002 a beneficial holder of greater than five percent of the Company’s common stock, and formerly the President of the Company from 1998 to 1999, has an ownership interest in Progent.  The sale was effective for services performed subsequent to December 31, 2000.  Allin Consulting-California earns percentages of certain revenue realized by Progent during the period from January 1, 2001 through December 31, 2005, including fifteen percent of the contractual backlog for services remaining to be performed for contracts in place as of December 31, 2000, ten percent of any additional revenue derived from clients with contracts in place as of December 31, 2000, and five percent of any revenue earned from certain former clients of Allin Consulting-California, as specified in the agreement.  During 2002, Allin Consulting-California recognized revenue of approximately $30,000 associated with this agreement.

          During the fiscal year ended December 31, 2002, Progent also provided certain technical consulting services to Allin Consulting-California.  Fees charged for these services were approximately $5,000.  The Company believes the fees were on terms substantially similar to those offered by Progent to unrelated parties.

Lease

          Effective February 1, 1997, the Company entered into a five-year lease for office space with Executive Office Associates (“EOA”).  Henry Posner, Jr., a beneficial holder of greater than five percent of the Company’s common stock, and two of Mr. Posner’s sons and his spouse each own an indirect equity interest in EOA.  The lease expired January 31, 2002.  The Company’s rental payment was approximately $23,000 for January 2002, the final month of the lease.  The Company believes that rental payments under the long-term lease were on terms as favorable to the Company as could have been obtained from an unrelated party.  At the conclusion of the lease, management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001.  The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space.  At that time, the Company will likely move to smaller space within the same building more commensurate with its needs.  The Company’s rent expense has been reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002.  Aggregate rental payments under the new arrangement were approximately $126,000 for the period from February to December 2002.  Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Services and Products Provided to Related Parties

          During the fiscal year ended December 31, 2002, Allin Network provided computer network consulting services to The Hawthorne Group, Inc. (“Hawthorne”).  Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company’s common stock, is an officer and director of Hawthorne.  Mr. Posner, two of Mr. Posner’s sons, and Thomas D. Wright, a beneficial holder of greater than five percent of the Company’s common stock, are shareholders of Hawthorne.  Fees charged Hawthorne were approximately $32,000 for the fiscal year ended December 31, 2002.  Allin Network also sold approximately $1,000 of computer components to Hawthorne during the fiscal year ended December 31, 2002.  The Company believes its fees and product charges are on terms substantially similar to those offered unrelated parties.

          During the fiscal year ended December 31, 2002, Allin Network provided computer network consulting services to Business Records Management, Inc. (“BRM”).  Mr. Wright, a beneficial holder of greater than five percent of the Company’s common stock, is a shareholder of BRM.  Fees charged BRM were approximately $38,000 for the fiscal year ended December 31, 2002.  Allin Network also sold approximately $1,000 of computer components to BRM during the fiscal year ended December 31, 2002.  The Company believes its fees and product charges are on terms substantially similar to those offered unrelated parties.

          See Compensation Committee Interlocks and Insider Participation under Item 11 – Executive Compensation -  and Note 18 – Related Party Transactions - included in the Notes to Consolidate Financial Statements included in Item 8 – Financial Statements and Supplementary Data for additional information on transactions with related parties.

Item 14 - Controls and Procedures

          Within the ninety days prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements - See Part II, Item 8 hereof on page 52.

	2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page Sch. II-A.

The auditors’ report of Hill, Barth & King LLC with respect to the Financial Statement Schedule information for the year ended December 31, 2002 is located at page Sch. II-B.  The auditors’ report of Arthur Andersen LLP with respect to the Financial Statement Schedule information for the years ended December 31, 2000 and 2001 has been reprinted and is located at page Sch. II-C.  The report of Arthur Andersen LLP is a copy of the report included with the Company’s Report on Form 10-K for the year ended December 31, 2001 and the inclusion of the copy does not constitute a reissuance of the report.

	3.	Exhibits

		Exhibit Number	Description of Exhibit (1)

		3(i)(a)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(c)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

		3(ii)(a)	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

		3(ii)(b)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

Exhibit Number	Description of Exhibit (1)

3(ii)(c)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)
4.1	Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation’s Report on Form 8-K as of August 13, 1998)

4.2

Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

4.3

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.5

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.6

Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.7

Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

4.8

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.9

Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.10

Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

4.11

Change in Terms Agreement dated as of July 19, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

4.12

Letter Agreement dated as of July 24, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

Exhibit Number	Description of Exhibit

10.1*	1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3*	1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.4

Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation’s Report on Form 8-K as of August 13, 1998)

10.5

Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation’s  Report on Form 8-K as of August 13, 1998)

10.6

Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation’s Report on Form 10-Q for the period ended September 30, 1998)

10.7*	2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.8*

Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.9

Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.10*

Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11

Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.12

Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.13

First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14

Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

Exhibit Number	Description of Exhibit

10.15*

Employment Agreement dated January 10, 2002 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.16

Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17

Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Management contract or management compensatory plan or arrangement.

(1)  In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

4.	Reports on Form 8-K

No report on Form 8-K was filed by the Company during the quarter ended December 31, 2002.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin  Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003

ALLIN CORPORATION

By:
/s/ RICHARD W. TALARICO

Richard W. Talarico
Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD W. TALARICO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

Richard W. Talarico

/s/ DEAN C. PRASKACH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

Dean C. Praskach

/s/ BRIAN K. BLAIR	Director	March 27, 2003

Brian K. Blair

/s/ ANTHONY L. BUCCI	Director	March 27, 2003

Anthony L. Bucci

/s/ WILLIAM C. KAVAN	Director	March 27, 2003

William C. Kavan

/s/ JAMES S. KELLY, JR.	Director	March 27, 2003

James S. Kelly, Jr.

/s/ ANTHONY C. VICKERS	Director	March 27, 2003

Anthony C. Vickers

Certifications

I, Richard W. Talarico, certify that:

1.	I have reviewed this annual report on Form 10-K of Allin Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ RICHARD W. TALARICO

Richard W. Talarico Chief Executive Officer

I, Dean C. Praskach, certify that:

1.	I have reviewed this annual report on Form 10-K of Allin Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ DEAN C. PRASKACH

Dean C. Praskach Chief Financial Officer

Schedule II

ALLIN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)	Balance at Beginning of Period	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Period

Valuation allowance on deferred tax asset	$8,630	$139	$—	$—	$8,769
Allowance for doubtful accounts receivable	274	100	—	258	116
Severance accrual for employee terminations	106	94	—	200	—

Year ended December 31, 2000	$9,010	$333	$—	$458	$8,885
Valuation allowance on deferred tax asset	8,769	—	—	135	$8,634
Allowance for doubtful accounts receivable	116	93	—	85	124
Severance accrual for employee terminations	—	132	—	122	10

Year ended December 31, 2001	$8,885	$225	$—	$342	$8,768
Valuation allowance on deferred tax asset	8,634	—	—	71	$8,563
Allowance for doubtful accounts receivable	124	8	6	90	48
Severance accrual for employee terminations	10	—	—	10	—

Year ended December 31, 2002	$8,768	$8	$6	$171	$8,611

Schedule II-A

To the Shareholders of
Allin Corporation
Pittsburgh, Pennsylvania

Independent Auditors’ Report on Financial Statement Schedule

We have audited, in accordance with U.S. auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our audit report thereon dated February 19, 2003.  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule listed in the index in Item 14 (a) 2 of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

/s/ HILL, BARTH & KING LLC

Certified Public Accountants

Wexford, Pennsylvania
February 19, 2003

Schedule II-B

The report of Arthur Andersen LLP below is a copy of a previously issued report.  Arthur Andersen LLP has not reissued the report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Allin Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 8, 2002.  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule listed in the index in Item 14 (a) 2 of this Form 10-K is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 8, 2002

Schedule II-C

Exhibit Index

Exhibit Number	Description of Exhibit (1)

3(i)(a)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(c)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(ii)(a)	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.4	Form of Warrant for purchasers of Series B Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Allin Communications Corporation’s Report on Form 8-K as of August 13, 1998)

4.5

Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

4.6

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.5

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.5

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Index (cont.)

Exhibit Number	Description of Exhibit (1)

4.6

Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.7

Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

4.11

Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.12

Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.13

Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

4.11

Change in Terms Agreement dated as of July 19, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

4.12

Letter Agreement dated as of July 24, 2002 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.1*	1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3*	1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.4

Registration Rights Agreement dated August 13, 1998 among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to Allin Communications Corporation’s Report on Form 8-K as of August 13, 1998)

10.5

Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation’s  Report on Form 8-K as of August 13, 1998)

10.6

Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation’s Report on Form 10-Q for the period ended September 30, 1998)

10.7*	2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

Exhibit Index (cont.)

Number Exhibit	Description of Exhibit (1)

10.8*

Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.9

Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.10*

Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11

Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.12

Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.13

First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14

Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15*

Employment Agreement dated January 10, 2002 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.16

Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17

Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*     Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.