Form 10-Q
period 2003-03-31
ALLIN CORP
filed 2003-05-14
CIK 1020391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21395

ALLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1795265 (I. R. S. Employer Identification No.)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☐Yes ☒ No

Shares Outstanding of the Registrant’s Common Stock

As of April 30, 2003

Common Stock, 6,967,339 Shares

Allin Corporation

Form 10-Q

Index

Forward-Looking Information	Page 3

Part I	Financial Information

	Item 1.	Financial Statements	Page 4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 21

	Item 3.	Quantitative and Qualitative Disclosure about Market Sensitive Instruments	Page 41

	Item 4.	Controls and Procedures	Page 42

Part II	Other Information

	Item 3.	Defaults Upon Senior Securities	Page 43

	Item 6.	Exhibits and Reports on Form 8-K	Page 45

Signatures	Page 46

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

	December 31, 2002	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,895	$3,381
Accounts receivable, net of allowance for doubtful accounts of $48	4,579	2,318
Unbilled receivables	270	251
Inventory	24	24
Prepaid expenses	217	176
Current costs and estimated gross margins in excess of billings	438	666
Current portion of deferred income tax asset	272	240
Assets held for sale	—	9

Total current assets	7,695	7,065
Property and equipment, at cost:
Leasehold improvements	471	478
Furniture and equipment	3,007	3,019

	3,478	3,497
Less-accumulated depreciation	(3,330)	(3,367)

	148	130
Other assets:
Non-current costs and estimated gross margins in excess of billings	129	127
Non-current portion of deferred income tax asset	—	69
Goodwill, net of accumulated amortization of $3,742	817	790
Customer list, net of accumulated amortization of $717 and $751	1,513	1,479

Total assets	$10,302	$9,660

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

	December 31, 2002	March 31, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,558	$824
Accrued liabilities:
Compensation and payroll taxes	290	151
Current portion of dividends on preferred stock	76	74
Other	276	227
Current portion of billings in excess of costs and estimated gross margins	637	1,652
Deferred revenue	28	28

Total current liabilities	3,865	2,956
Non-current portion of dividends on preferred stock	1,685	1,767
Non-current portion of costs and estimated gross margins	—	107
Non-current portion of notes payable	1,000	1,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,041	1,045
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	40,318	40,146
Warrants	1,017	1,017
Treasury stock at cost, 8,167 common shares	(27)	(27)
Retained deficit	(44,319)	(44,073)

Total shareholders’ equity	3,752	3,830

Total liabilities and shareholders’ equity	$10,302	$9,660

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003

Revenue:
Solution area consulting services	$1,364	$1,775
Solution area integration services	952	1,214
Outsourced services	356	183
Ancillary services	19	22
Ancillary product sales	126	52

Total revenue	2,817	3,246
Cost of sales	1,475	1,510

Gross profit	1,342	1,736
Selling, general & administrative expenses:
Depreciation and amortization	149	74
Loss on impairment or disposal of assets	—	27
Other selling, general & administrative expenses	1,403	1,393

Total selling, general & administrative expenses	1,552	1,494

(Loss) income from operations	(210)	242
Interest (income) expense, net	(1)	12

(Loss) income before benefit from income taxes	(209)	230
Benefit from income taxes	—	(16)

(Loss) income from continuing operations	(209)	246
Income from discontinued operations	8	—

Net (loss) income	(201)	246
Dividends and accretion on preferred stock	166	173

Net (loss) income attributable to common shareholders	$(367)	$73

(Loss) earnings per common share from continuing operations – basic and diluted	$(0.05)	$0.01

Earnings per common share from discontinued operations – basic and diluted	$0.00	$0.00

Net (loss) earnings per common share - basic and diluted	$(0.05)	$0.01

Weighted average shares outstanding - basic and diluted	6,967,339	6,967,339

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003

Cash flows from operating activities:
Net (loss) income	(201)	246
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	153	74
Benefit from income taxes	—	(37)
Loss from impairment or disposal of assets	—	27
Changes in certain assets and liabilities:
Accounts receivable	1,695	2,260
Unbilled receivables	11	19
Inventory	29	—
Prepaid expenses	20	41
Assets held for sale	8	(9)
Other assets	—	—
Costs and estimated gross margins in excess of billings	348	(225)
Accounts payable	(1,315)	(1,734)
Accrued liabilities	(210)	(189)
Billings in excess of costs and estimated gross margins	(5)	1,122
Deferred revenue	(25)	1

Net cash flows provided by operating activities	508	1,596

Cash flows from investing activities:
Capital expenditures	(4)	(21)

Net cash flows used for investing activities	(4)	(21)

Cash flows from financing activities:
Payment of dividends on preferred stock	(89)	(89)

Net cash flows used for financing activities	(89)	(89)

Net change in cash and cash equivalents	415	1,486
Cash and cash equivalents, beginning of period	2,226	1,895

Cash and cash equivalents, end of period	2,641	3,381

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three-month periods ended March 31, 2002 and 2003 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2001 and 2002, contained in Allin Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 5 - Income Taxes and 7 –Goodwill and Intangible Assets for information concerning the Company’s basis of presentation regarding those matters.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, of which the Company is the sole shareholder. It is the Company’s policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

Reclassification

The Consolidated Statement of Cash Flows for the three-month period ended March 31, 2002 included in this Report on Form 10-Q reflects a reclassification to the statement as previously reported in the Company’s Report on Form 10-Q for the period ended March 31, 2002. The reclassification has been made to conform the prior period information to the current presentation of this statement. The reclassification did not impact the Company’s results of operations or earnings per share during the period ended March 31, 2002 and accordingly, no changes have been made to the Consolidated Statement of Operations for this period. Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities under the current presentation. Previously, the changes had been presented on a net basis. There is no change to the net cash flows provided by operating activities for the period ended March 31, 2002.

Discontinued Operations

During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. (“Allin Digital”). Accordingly, the results of operations for Allin Digital included in the Company’s Consolidated Statement of Operations for the period ended March 31, 2002 are presented as results from discontinued operations, which is presented after loss from continuing operations. Also, the information related to the Company’s revenue and gross profit included in Note 6 – Industry Segment Information excludes the discontinued operations. Allin Digital’s operations during the period ended March 31, 2002 were of a wrap-up nature and included the sale of digital imaging equipment remaining in inventory and fulfillment of technical support obligations. Allin Digital ceased operations later in 2002 and was merged into Allin Interactive Corporation (“Allin Interactive”) on December 31, 2002.

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

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Revenue and Cost of Sales Recognition

Allin Interactive Corporation’s (“Allin Interactive”) recognition method for revenue and cost of sales for systems integration services is based on the size and expected duration of the project and whether significant software modification is required. For systems integration projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, Allin Interactive recognizes revenue and cost of sales based on percentage of completion (if significant software modification is required) or proportional performance. Allin Interactive utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion or proportional performance recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For all other systems integration projects, revenue and cost of sales are recognized upon completion of the project. For consulting engagements performed on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Time-based consulting revenue and cost of sales are recognized as services are performed. Allin Interactive recognizes revenue and associated cost from the sale of products at the time the products are shipped. On the accompanying Consolidated Statements of Operations, systems integration revenue is included in “Solution area integration services”, consulting revenue is included in “Solution area consulting services” and product sales are included in “Ancillary product sales.”

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

Allin Network Products, Inc. (Allin Network”) recognizes revenue and associated cost from the sale of products at the time the products are shipped. Allin Network also performs computer network monitoring and consulting services for fixed monthly fees. Revenue is recognized when the period of service for the fixed monthly fee elapses and associated cost of sales is recognized as services are performed. Revenue from product sales is included in “Ancillary product sales” and revenue from monitoring and consulting services is included in “Solution area consulting services” on the accompanying Consolidated Statements of Operations.

Allin Consulting-Pennsylvania, Allin Interactive and Allin Network recognize amounts billed to customers for shipping charges as revenue at the time products are shipped. Associated shipping costs are recorded as cost of sales.

Three significant customers accounted for approximately 27%, 22% and 13%, respectively, of the Company’s revenue for the three-month period ended March 31, 2003. The customers with the largest two percentages are affiliates of each other. Three significant customers accounted for approximately 24%, 19% and 11%, respectively, of the Company’s revenue for the three-month period ended March 31, 2002. The customers with the second and third largest percentages are affiliates of each other. The segments included in the revenue associated with these customers were Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales and Other Services.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

The Company recognized net income attributable to shareholders in the three-month period ended March 31, 2003. However, the reclassification of dividends required for inclusion of the Company’s Series D, F and G preferred stock in the calculation of diluted EPS would result in a calculation of diluted EPS equal to basic EPS. Accordingly, these securities have not been included in the calculation of diluted EPS for the period. The Company recognized a net loss attributable to common shareholders in the three-month period ended March 31, 2002. Therefore, the convertible preferred stock has not been included in the calculation of diluted EPS for the period, as the effect would also be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect had been dilutive, were 5,555,607 for the three-month periods ended March 31, 2002 and 2003.

A total of 25,000 options to purchase common shares were considered in the calculation of diluted EPS in the three-month period ended March 31, 2003 since the average market price of the Company’s common stock during this period exceeded the exercise price of the options. However, there were no differences in the calculations of basic and diluted EPS based on inclusion of the options. A total of 25,000 options to purchase common shares would have been considered in the calculation of diluted EPS, if the effect was not anti-dilutive, in the three-month period ended March 31, 2002 since the average market price of the Company’s common stock during this period exceeded the exercise price of the 25,000 options. The average market prices of the Company’s common stock during the three-month periods ended March 31, 2002 and 2003 did not exceed the exercise prices of all other options and warrants outstanding during the periods.

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2002 and March 31, 2003, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of March 31, 2003, three significant customers comprised 32%, 20% and 17%, respectively, of the Company’s accounts receivable. As of December 31, 2002, three significant customers comprised 31%, 25% and 24%, respectively, of the Company’s accounts receivable. As of such dates, two of these customers were affiliates of each other.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins relate to Allin Interactive projects for which revenue and cost of sales are being recognized on a percentage of completion or proportional performance basis. For an individual project, costs and estimated gross margins in excess of billings consists of costs and estimated gross margins, net of amounts billed but not yet recognized as revenue. For an individual project, billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins associated with the project. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the consolidated balance sheets. Billings, costs and estimated gross margins associated with this type of project expected to be recognized as revenue, cost of sales or gross margin within one year result in the inclusion of current assets and/or liabilities on the consolidated balance sheets while amounts expected to be recognized as revenue, cost of sales or gross margin beyond one year result in the inclusion of non-current assets and/or liabilities on the consolidated balance sheets.

Financial Instruments

As of March 31, 2003, the Company’s Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The principal balance of the note payable, which is due April 15, 2005, is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes quarterly interest payments. All other financial instruments are classified as current and will be utilized within the next operating cycle.

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

Three months ended March 31	2002	2003
(dollars in thousands)
As reported:
Stock-based employee compensation cost, net of tax	$—	$—
Net (loss) income	(201)	246
(Loss) earnings per share – basic and diluted	$(0.05)	$0.01
Pro forma
Stock-based employee compensation cost, net of tax	$39	$31
Net (loss) income	(240)	215
(Loss) earnings per share – basic and diluted	$(0.06)	$0.01

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Supplemental Disclosure of Cash Flow Information

There were no cash payments for income taxes during the three months ended March 31, 2002. Cash payments for income taxes were approximately $20,000 during the three months ended March 31, 2003. Cash payments for interest were approximately $19,000 during each of the three-month periods ended March 31, 2002 and 2003. Cash payments of dividends were approximately $89,000 during each of the three-month periods ended March 31, 2002 and 2003. Dividends of approximately $149,000 and $155,000 were accrued but unpaid during the three-month periods ended March 31, 2002 and 2003, respectively, on outstanding shares of the Company’s preferred stock.

2.

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of March 31, 2003, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3.

Equity Transactions

During the three months ended March 31, 2003, the Company awarded options to purchase 25,000 shares of the Company’s common stock under the Company’s 2000 Stock Plan. The grant prices were $0.20 per share for 20,000 of the options and $0.23 per share for 5,000 of the options, which were the closing market prices of the Company’s common stock on the respective grant dates. These options to purchase common shares will fully vest on the first anniversaries of the grant dates. During the three months ended March 31, 2003, vested options to purchase 2,000, 848 and 1,200 shares of common stock previously awarded under the Company’s 1996, 1998 and 2000 Stock Plans, respectively, were forfeited under the terms of the Plans. During this period, non-vested options to purchase 3,000, 600 and 1,800 shares of common stock previously awarded under the Company’s 1996, 1998 and 2000 Stock Plans, respectively, were also forfeited under the terms of the Plans. There were no forfeitures of options during this period under the terms of the Company’s 1997 Stock Plan. Options granted under the 1996, 1997, 1998 and 2000 Stock Plans to purchase 198,600, 222,850, 239,800 and 158,000 shares, respectively, of common stock remain outstanding as of March 31, 2003.

4.

Revolving Credit Loan

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for four annual periods. The current expiration date of the revolving credit loan is September 30, 2003. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2003, maximum borrowing availability under the revolving credit loan was approximately $953,000. There was no outstanding balance as of March 31, 2003. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. As of March 31, 2003, the rate of interest on any outstanding borrowings under the revolving credit loan would have been 5.25%. There were no changes to the interest rate in the first three months of 2003.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2003 and was also in compliance with all other covenants as of March 31, 2003.

5.

Income Taxes

The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. The Company believes that material uncertainty continues to exist as of March 31, 2003 as to the long-term realization of the deferred tax benefits given the Company’s relatively brief history of positive earnings and risks associated with operations including concentration of the Company’s revenue among a small number of customers and concentration of these customers in one industry. However, based on the results of operations over the second half of 2001, the full year 2002 and the first quarter of 2003, the Company has reduced the valuation allowance for deferred tax assets such that net deferred tax assets of $309,000, including a current portion of $240,000 and a non-current portion of $69,000, are included in the Company’s Consolidated Balance Sheet as of March 31, 2003. The Company expects to realize the benefits from these deferred tax assets over the remainder of 2003 and in 2004.

The components of the deferred tax assets and liabilities, as of December 31, 2002 and March 31, 2003, are as follows:

Deferred Tax Assets and Liabilities	December 31, 2002	March 31, 2003

(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforward	$8,431	$8,222
Intangible asset differences	706	706
Restricted stock grant	161	161
Fixed assets	536	534

Total deferred tax assets	9,834	9,623
Deferred tax liabilities:
Deferred revenue	$272	$272
Research and development	248	248
Miscellaneous reserves	479	479

Total deferred tax liabilities	999	999
Excess of assets over liabilities	8,835	8,624
Valuation allowance	(8,563)	(8,315)

Net deferred income taxes from operations	$272	$309

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

As of March 31, 2003, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $21,084,000 and $17,601,000, respectively, which are scheduled to expire at various times from 2004 through 2023, as detailed below.

Net Operating Loss Carryforward Year of Expiration	Federal	State

(Dollars in thousands)
2004	$—	$94
2005	—	380
2006	—	218
2007	—	3
2012	—	344
2013	—	90
2016	4,619	2,859
2017	8,606	3,965
2018	3,687	2,770
2019	889	743
2020	2,863	1,567
2021	420	2,062
2022	—	1,213
2023	—	210

Net Operating Loss Carryforward	$21,084	$16,518

The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $7,169,000 and $1,053,000, respectively, as of March 31, 2003, depends on the Company’s ability to generate future taxable income. The Company established a valuation allowance as of March 31, 2003 to offset all of the deferred tax benefits related to net operating loss carryforwards and temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities, except for deferred tax benefits of approximately $309,000 expected to be realized over the remainder of 2003 and in 2004.

The provisions for, or benefits from, income taxes are different from that which would be obtained by applying the statutory federal income tax rate of 34% to losses or income before income taxes. A reconciliation of the differences is as follows:

Three months ended March 31	2002	2003
(Dollars in thousands)
Net (loss) income before income taxes	$(209)	$230
Income from discontinued operations	8	—

Subtotal	(201)	230
Estimated (benefit from) provision for income taxes at federal statutory rate	$(68)	$78
Effect of tax-basis income recognition differences related to:
Intangible asset amortization and impairment losses	14	17
Fixed asset depreciation and gains or losses on disposal	9	(1)
Other	5	1

Subtotal	(40)	95
State income tax provision	—	21
Application of net operating loss carryforwards to offset current provision	—	(95)
Change in valuation allowance related to future realization of deferred tax benefit	—	(37)
Change in valuation allowance related to current taxable loss	40	—

Benefit from income taxes	$——	$(16)

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The Company estimates provisions for federal and state income taxes applicable to operations for the three-month period ended March 31, 2003 approximate $95,000 and $4,000, respectively. The Company has also recognized an additional $17,000 provision for state income taxes for the year ended December 31, 2002 due to California’s suspension of the net operating loss tax credit for 2002. This credit has also been suspended for 2003. However, the federal provision is offset by the reversal of equivalent amounts of the valuation allowance previously established for deferred tax assets related to net operating loss carryforwards. Furthermore, an additional $37,000 of the valuation allowance was reversed in the period ended March 31, 2003. The Company estimates that an additional $54,000 of benefits from federal net operating loss carryforwards are expected to be realized in future periods. A deferred income tax asset of $17,000 recorded in 2002 related to benefits expected to be realized from California net operating loss carryforwards was reversed in the period ended March 31, 2003 due to California’s suspension of the net operating loss credit. As of March 31, 2003, the reversals of portions of the valuation allowance exceed the estimated provisions for income taxes resulting in a net benefit from income taxes of $16,000 for the three months ended March 31, 2003.

There were no cash payments for income taxes during the three months ended March 31, 2002. Cash payments for income taxes were approximately $20,000 during the three months ended March 31, 2003. The cash payments for income taxes during 2003 related to California state income tax obligations of the Company and its subsidiaries.

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

Prior to June 30, 2002, Outsourced Services was included in segment reporting as Legacy Technology Consulting. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications. Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies has declined significantly since the beginning of 2000. During 2002, in order to preserve customer relationships that had primarily utilized customer-managed resources, the Company transitioned the resources dedicated to Outsourced Services to a broader technical focus that includes technology and application development based on Microsoft, Oracle and Informix software and products. The change in segment name to Outsourced Services is intended to reflect the broader array of technology skills now utilized in outsourced engagements. The Company’s Outsourced Services operations are grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers

Three Months Ended March 31	2002	2003
(Dollars in thousands)
Solution Area Services:
Interactive Media Consulting	$505	$758
Interactive Media Systems Integration	952	1,214
Technology Infrastructure Consulting	362	336
E-Business Consulting	497	681
Outsourced Services	356	183

Total Solution Area Services	$2,672	$3,172
Ancillary Services & Product Sales:
Information System Product Sales	$126	$52
Other Services	19	22

Total Ancillary Services & Product Sales	$145	$74

Consolidated Revenue from External Customers	$2,817	$3,246

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

	Revenue from Related Entities

Three Months Ended March 31	2002	2003
(Dollars in thousands)
Solution Area Services	19	4

Total Revenue from Related Entities	$19	$4

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

	Gross Profit

Three Months Ended March 31	2002	2003
(Dollars in thousands)
Solution Area Services:
Interactive Media Consulting	$316	$563
Interactive Media Systems Integration	364	570
Technology Infrastructure Consulting	199	172
E-Business Consulting	297	350
Outsourced Services	95	39

Total Solution Area Services	$1,271	$1,694
Ancillary Services & Product Sales:
Information System Product Sales	$52	$20
Other Services	19	22

Total Ancillary Services & Product Sales	$71	$42

Consolidated Gross Profit	$1,342	$1,736

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Assets

Information on total assets attributable to segments is as follows:

	Total Assets

As of March 31	2002	2003
(Dollars in thousands)
Solution Area Services:
Interactive Media Consulting	$387	$683
Interactive Media Systems Integration	796	1,927
Technology Infrastructure Consulting	1,357	1,140
E-Business Consulting	1,048	1,472
Outsourced Services	1,346	884

Total Solution Area Services	$4,934	$6,106
Ancillary Services & Product Sales:
Information System Product Sales	$102	$52
Other Services	66	70

Total Ancillary Services & Product Sales	$168	$122
Corporate	2,327	3,432
Discontinued Operations – Digital Imaging	145	—

Consolidated Total Assets	$7,574	$9,660

7.

Goodwill and Intangible Assets

As of March 31, 2003, goodwill and intangible assets include goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, Inc., which was merged into Allin Consulting-California, and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. Upon acquisition, valuation of the intangible assets was performed in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations (“APB No. 16”).

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have definite lives, such as the customer list, are amortized over their useful lives. SFAS No. 142 sets forth guidance as to required transition testing and accounting for implementation of the standard and required annual testing and accounting thereafter.

Since a customer list involves specific customer relationships, the Company does not believe fair value can be determined by comparison to similar assets in other companies. Therefore, the Company determined that the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania utilized for periodic testing for impairment under SFAS No. 142 would be an estimate of the undiscounted cash flows attributable to the customers included on the acquired list. Management utilizes historical information related to business derived from customers on the acquired list and the operations of Allin Consulting-Pennsylvania, future projections, industry information concerning expected growth in the technology consulting industry and information relevant to the Company’s financing capabilities to develop assumptions and estimates of future cash flows applicable to the acquired customer list. The resulting estimate of fair value exceeded the recorded value of the customer list as of January 1, 2002, the date selected for both transition and 2002 annual testing. The Company completed annual testing for 2003 as of January 1, 2003. Industry analysis as of early 2003 included more conservative growth forecasts for technology consulting services than as of the beginning of 2002. The Company updated its future undiscounted cash flow projections based on more conservative growth expectations and updated information concerning the proportions of future business expected to be

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

attributable to the customer list. The estimated fair value of the customer list again exceeded the recorded value indicating no impairment of the customer list. The excess of estimated fair value over the recorded value of the customer list was significantly lower as of January 1, 2003 than as of January 1, 2002, indicating increasing risk for future impairment if recovery from the current economic downturn occurs later or is weaker than is projected in recent industry forecasts, or if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected. Because of the perception of increased risk, the Company performed an additional impairment test as of March 31, 2003 utilizing assumptions and information sources similar to the prior tests. The estimated fair value of the customer list again exceeded the recorded value indicating no impairment of the customer list. The excess of estimated fair value over the recorded value of the customer list was again lower than in the preceding test.

The Company continued to amortize the customer list during 2002 based on its previously estimated useful life, which extended through 2011. In Note 21 – Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements of the Company’s Report on Form 10-K for the year ended December 31, 2002, the Company had indicated its intention to implement a prospective reduction in the estimated remaining useful life for the customer list beginning in 2003. However, additional analysis performed in the first quarter of 2003 led to the determination that this would not result in consistency between the estimated useful life of the customer list and the expected period for which the customer list is expected to generate identifiable cash flows. Consequently, the estimated useful life of the customer list was adjusted such that it extends through 2013, which is the final year in which expected cash flows were attributed to the customer list in the Company’s most recent estimate. Amortization expense of approximately $42,000 and $34,000 was recognized related to the customer list in the three-month periods ended March 31, 2002 and 2003, respectively.

SFAS No. 142 also sets forth guidance on testing for impairment of goodwill. The Company attributes the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized were the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Since the recognized assets include substantially all of the assets and liabilities of the reporting units which would be relevant to a potential acquirer, management believes the most relevant source of fair value estimation is industry valuation multiples for public technology consulting businesses. Management utilizes industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill as of January 1, 2002, the date for both transition and 2002 annual testing, indicating no impairment of goodwill. The Company attributed the recognized assets of the acquired businesses as of January 1, 2003 to reporting units in a manner consistent with that described above for the 2003 annual test for potential impairment of goodwill. The industry valuation multiple utilized in the 2003 annual test represented a decrease of over 25% from the multiple used as of January 1, 2002, reflecting lower future growth expectations in the technology consulting industry. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, except for the Pittsburgh-based Outsourced Services reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $11,000. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $11,000 in January 2003. Due to the estimated fair values of goodwill exceeding the reported values of the assets by substantially lower amounts as of January 1, 2003 than as of January 1, 2002, the Company believed conditions were indicative of the potential for additional impairment of the intangible assets and that testing on a more frequent basis than annual was warranted. The Company completed estimates of the fair values of goodwill and the customer list as of March 31, 2003 in a manner consistent with that described above for the 2003 annual test. Estimated fair values of goodwill exceeded the reported values for goodwill attributed to all reporting units except for the Pittsburgh-based Technology Infrastructure reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $16,000. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $16,000 in March 2003.

The Company anticipates additional testing will be conducted during 2003 due to current industry conditions and the relative closeness of estimated fair values and recorded values of goodwill and the customer list. In future years, testing will be conducted as of the beginning of each fiscal year or more often if any changes or developments affecting the reporting units indicate any potential additional impairment of the customer list and goodwill.

Independent Accountants' Report

To the Shareholders of
    Allin Corporation and Subsidiaries

We have reviewed the condensed consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Allin Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hill, Barth & King LLC Certified Public Accountants'

Wexford, Pennsylvania May 7, 2003

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the three-month periods ended March 31, 2003 and 2002. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “estimates,” “expects,” “anticipates,” “believes,” “intends,” “will” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, geopolitical considerations, the Company’s ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company’s existing lines of business and technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Overview of Organization, Products & Markets

The Company is a leading provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services. The Company specializes in solutions based on interactive media and technology from Microsoft Corporation (“Microsoft”). The Company’s operations center on three solution areas: Interactive Media, Technology Infrastructure and E-Business. The solution area-based organizational structure is designed to complement the customer-oriented focus of the Company’s marketing strategy. Solution area sales and operational personnel must understand a customer’s business issues to provide a solution designed to meet the customer’s particular needs. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California.

The Company has been a recipient of Pittsburgh Technology 50 awards annually from 1998 through 2002. The award recognizes demonstrated growth and advancement in product or sales success, financial strength, corporate citizenship, job growth and retention and innovative products or technology. The Company was also a recipient of the Deloitte & Touche Technology Fast 500 award in 2001.

The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of March 31, 2003, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), formed in June 1994, Allin Corporation of California (“Allin Consulting-California”), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), acquired by the Company in August 1998, and Allin Network Products, Inc. (“Allin Network”), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania also performs outsourced technology-based services. Allin Holdings Corporation (“Allin Holdings”), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. (“Allin Digital”), which was formed in August 1996. Allin Digital ceased performing services for customers in the second quarter of 2002. Wrap-up of residual matters related to Allin Digital was completed in 2002. Allin Digital was merged into Allin Interactive on December 31, 2002. The results of Allin Digital’s operations for the three-month period ended March 31, 2002 is reflected as income from discontinued operations.

The Interactive Media Solution Area focuses on interactive media application development and integration services and provides interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media develops applications based on the open architecture of Microsoft BackOffice products such as Windows NT, SQL Server and Internet Information Server. Management believes that interactive television solutions are cost-effective because they leverage centralized all-digital head-end equipment dynamically allocated to deliver advanced applications across digital networks, radio frequency distribution systems or hybrid systems to end-user monitors or televisions. The centralized head-end architecture also interfaces with the customer’s other information systems. The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. The essence of Interactive Media solution is to bring the functional equivalent of a Windows-based personal computer to every end user without the expense of supplying and servicing an actual computer for each potential user.

Interactive Media’s customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). The Company’s expertise in designing and installing interactive systems has been recognized in the cruise industry. Twenty-three shipboard interactive television systems installed by the Interactive Media Solution Area since 1995 are currently in operation for Carnival, Celebrity and Royal Caribbean. Eight additional system installations are either in process in the second quarter of 2003 or are under contract for 2003 and 2004 for Carnival, Costa and Royal Caribbean. The Company’s management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Over thirty applications have been developed by Interactive Media for the cruise industry to generate incremental revenue, promote operating efficiencies and enhance customer service. Among these applications are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content. Interactive Media’s management estimates that the revenue producing applications developed for, and implemented on, cruise ships will generate more than $200 million of revenue for the cruise lines in 2003. Interactive Media operational and marketing personnel have extensive experience in the cruise industry. Management believes that Interactive Media’s extensive tenure and unmatched experience in operations and applications development make the Company the industry leader in providing interactive television services to the cruise market. The Company intends to emphasize this industry leadership position in marketing Interactive Media services to the cruise industry Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.

The Technology Infrastructure Solution Area focuses on customers’ network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers. Technology Infrastructure services focus on Microsoft BackOffice technology including Windows XP and 2000, Windows NT Server, SQL Server, SNA Server, Systems Management Server, Exchange Server and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000, Active Directory and SharePoint and utilize both Microsoft’s Mobile Information Server and Research in Motion Blackberry devices to create mobile solutions. Security-oriented projects often utilize Microsoft Internet Security & Acceleration Server technology as well as NetIQ products designed for network monitoring. The Company believes that Technology Infrastructure services enable its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

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

The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these are the operating relationships with On Command Corporation (“On Command”) and Microsoft. On Command’s end-user components and computer hardware platforms and configurations are utilized by the Company for its interactive television systems integration projects. On Command is one of the world’s largest providers of interactive television services to the lodging industry. Through extensive research and development efforts, On Command has developed specifications and configurations for computer hardware and end-user components that facilitate efficient and reliable interactive television operations. The Company has designed and developed unique application software which maximizes the capabilities of the On Command hardware platforms for the Company’s customers. During 2002, Interactive Media began to implement a new generation all-digital head-end On Command hardware platform. The new platform takes advantage of the increased availability of digitally-formatted movie content and offers functionality and reliability improvements with significant reductions in head-end equipment costs. The Company has a Supplier Agreement with On Command that grants it exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. The current expiration date of the Supplier Agreement is December 31, 2003. The Company and On Command are currently negotiating the terms of a new agreement to replace the existing agreement. The Company expects a new agreement to be completed prior to the expiration of the current agreement. However, there can be no assurance that a new agreement will be entered into prior to the expiration of the current agreement, or that any new agreement will be on terms as favorable to the Company as the current agreement. Failure to replace the existing agreement could necessitate the usage of different hardware components and configurations for interactive television systems integration projects, which may necessitate increased research and development costs. The Company’s Interactive Media operations would be negatively impacted if difficulty were to be experienced in obtaining alternate components, or if any such components were more costly or did not have similar functionality as the On Command equipment currently utilized.

The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners, Allin Consulting-California for Enterprise Systems and Allin Consulting-Pennsylvania for both Enterprise Systems and Security Solutions. The Microsoft Gold Certified Partner program recognizes the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Allin Consulting-Pennsylvania was the first partner in the Pittsburgh area awarded gold status in either of Microsoft’s designated disciplines and was also the first partner in the Pittsburgh area to receive dual designations. Allin Consulting-Pennsylvania is also designated under the Microsoft Project Partner Program for demonstrated capabilities in developing and deploying project management solutions. Allin Consulting-California is a member of Microsoft’s Technical Infrastructure and Business Intelligence Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers with a successful history of implementing Microsoft information technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft’s channel-based strategy for delivering customer solutions and services. Allin Consulting-California’s role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. In 2002, Allin Consulting-California was named to the Northern California .NET Blitz team which is a select group of partners that give custom workshops on behalf of Microsoft to extend .NET awareness and encourage development on the Microsoft .NET platform. Additionally, Allin Consulting-California, Allin Consulting-Pennsylvania and Allin Interactive are certified as Microsoft Solutions Provider Partners. The Company intends to continue its specialization in Microsoft-based technology.

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

The Company’s operating segments fall under two groups, Solution Area Services and Ancillary Services & Product Sales. In addition to the solution areas discussed above, another operating segment, Outsourced Services, is also included under Solution Area Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. All Outsourced Services engagements utilize the customer-managed delivery method. Outsourced Services was identified as Legacy Technology Consulting in the Company’s financial reports prior to the Report on Form 10-Q for the quarterly period ended June 30, 2002. Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications. Due to a widespread transition from mainframe to client/server network configurations among domestic businesses, demand for services based on legacy technologies declined significantly from 1999 through 2001. During 2002, in order to better preserve customer relationships that had primarily used customer-managed resources, the Company transitioned the technical resources dedicated to Outsourced Services to a broader array of technologies, including services and application development based on Microsoft, Oracle and Informix software and products. Outsourced Services is grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

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

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Report on Form 10-K for the year ended December 31, 2002 and Note 1 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

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

Software modification is typically involved with these projects, including loading of proprietary applications developed by the Company for the customer, so the percentage of completion method is normally used for these projects. The Company utilizes the proportion of labor incurred to expected total project labor as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For systems integration projects of this type, management must estimate expected total labor hours and costs and expected total non-labor costs at the beginning of the project. Management reviews the status of projects monthly, including labor hours and costs incurred to date and expected for completion of the project, project timing, and any issues impacting project performance. Any changes to expected labor hours or expected costs for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. For consulting engagements performed by Allin Interactive, Allin-Consulting-California and Allin Consulting-Pennsylvania on a fixed-price basis, revenue and related cost of sales are recognized on a percentage of completion basis. Management must estimate expected labor for project completion at the beginning of each project. Fixed price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. Revenue recognized on the percentage of completion or proportional performance bases was approximately 42% and 58% of the Company’s total revenue for the three-month periods ended March 31, 2002 and 2003, respectively. Usage of the percentage of completion or proportional performance methods can result in unwarranted acceleration of, or delay in, recognition of revenue and cost of sales if management’s estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in each update of revenue and cost of sales recognition being based on the latest available information. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled receivables, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company’s Consolidated Balance Sheets.

Goodwill and Intangible Assets. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which the Company implemented January 1, 2002. SFAS No. 142 which required a transitional examination of recognized intangible asset values. As of January 1, 2002, the Company’s assets of this type included a customer list, assembled workforces and goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998. As of January 1, 2002, recognized balances for the customer list, assembled workforces and goodwill were approximately $1,681,000, $104,000 and $712,000, respectively. Under the new standard, assembled workforces are no longer to be recognized as a separate intangible asset and balances recognized for assembled workforces were reclassified to goodwill.

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

The new standard also sets forth guidance on testing for impairment of goodwill. The Company attributed the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable and accrued liabilities, to reporting units. The reporting units utilized were the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between northern California-based and Pittsburgh-based operations. Recognized assets were attributed to reporting units in a manner consistent with that used for segment reporting. Management utilized sources of industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill. Management determined, therefore, that the completed transition testing did not indicate impairment of the recorded values for customer list or goodwill. The calculations performed for the transition testing also were utilized for the required 2002 annual testing since the Company opted to do such testing as of January 1, 2002.

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

The Company attributed the recognized assets of the acquired businesses as of January 1, 2003 to reporting units in a manner consistent with that described above to test for potential impairment of goodwill. The Company used industry valuation multiple information as of the beginning of 2003 to estimate the fair value of each reporting unit. The industry valuation multiple utilized in the 2003 annual test represented a decrease of over 25% from the multiple used as of January 1, 2002, reflecting lower future growth expectations in the technology consulting industry. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, except for the Pittsburgh-based Outsourced Services reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $11,000. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $11,000 in January 2003.

As of January 1, 2003, the estimated fair values of goodwill and the customer list exceeded the reported values of the assets by substantially lower amounts than as of January 1, 2002, indicating increasing risk for future impairment if recovery from the current economic downturn occurs later or is weaker than is projected in recent industry forecasts, if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected, or if technology industry revenue-based valuation multiples decline further. The Company believed these conditions were indicative of the potential for further impairment of the intangible assets and that testing on a more frequent basis than annual was warranted. The Company completed estimates of the fair values of goodwill and the customer list as of March 31, 2003 in a manner consistent with that described above for the 2003 annual test. Estimated fair values of the customer list exceeded the reported values. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, except for the Pittsburgh-based Technology Infrastructure reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $16,000. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $16,000 in March 2003. Due to the relative closeness of estimated fair values and recorded values for the customer list and goodwill in the calculations performed to date in 2003, the Company anticipates performing additional testing in 2003.

The Company continued to amortize the customer list during 2002 based on its previously estimated useful life, which extended through 2011. In Note 21 – Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements of the Company’s Report on Form 10-K for the year ended December 31, 2002, the Company had indicated its intention to implement a prospective reduction in the estimated remaining useful life for the customer list beginning in 2003. However, additional analysis performed in the first quarter of 2003 led to the determination that this would not result in consistency between the estimated useful life of the customer list and the expected period for which the customer list is expected to generate identifiable cash flows. Consequently, the estimated useful life of the customer list was adjusted such that it extends through 2013, which is the final year in which expected cash flows were attributed to the customer list in the Company’s most recent estimate.

Income Taxes. The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. The Company believes that material uncertainty continues to exist as of March 31, 2003 as to the long-term realization of the deferred tax benefits given the Company’s relatively brief history of positive earnings and risks associated with operations including concentration of the Company’s revenue among a small number of customers and concentration of these customers in one industry. However, based on the results of operations over the second half of 2001, 2002 and the first quarter of 2003, the Company has reduced the valuation allowance for deferred tax assets such that net deferred tax assets of $309,000, including a current portion of $240,000 and a non-current portion of $69,000, are included in the Company’s Consolidated Balance Sheet as of March 31, 2003. The Company expects to realize the benefits from these deferred tax assets over the remainder of 2003 and in 2004. Accounting for income taxes requires management to make estimates of expected results of operations in current and future periods, adjustments to estimated results of operations due to differences in recognition between the financial reporting and tax bases of income, estimates of deferred tax benefits related to net operating loss carryforwards and estimates of temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. In accounting for income taxes, management uses its judgment based on historical experience, terms of existing contracts, expectations regarding future business opportunities with current and potential customers, developments in federal and state corporate income tax statutes and practices, information available from customers, publicly available information and other factors deemed reasonable under the circumstances.

The Consolidated Statement of Cash Flows for the three-month period ended March 31, 2002 included in this Report on Form 10-Q reflects a reclassification to the statement as previously reported in the Company’s Report on Form 10-Q for the period ended March 31, 2002. The reclassification has been made to conform the prior period information to the current presentation of this statement. The reclassification did not impact the Company’s results of operations or earnings per share during the period ended March 31, 2002 and accordingly, no changes have been made to the Consolidated Statement of Operations for this period. Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities. Previously, the changes had been presented on a net basis. There is no change to the net cash flows provided by operating activities for the period ended March 31, 2002.

Certain Related Party Transactions

During the three-month periods ended March 31, 2002 and 2003, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and products and leases for office space. Services and products sold represented less than 1% of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services and products represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services and products is similar to that which could have been obtained from non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is leased from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this lease was approximately $47,000 and $34,000 during the three-month periods ended March 31, 2002 and 2003, respectively, which represented 3% and 2% of selling, general and administrative expenses during the respective periods. The Company’s management believes that the lease rates were competitive with the marketplace for similar commercial real estate at the time the lease was entered into in 1997. The lease expired on January 31, 2002. Management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company’s monthly rent expense has been reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue

The Company’s total revenue for the three months ended March 31, 2003 was $3,246,000, an increase of $429,000, or 15%, from total revenue of $2,817,000 for the three months ended March 31, 2002. The Company’s Interactive Media and E-Business Solution Areas experienced substantial increases in revenue in the first quarter of 2003 as compared to the first quarter of 2002. The increases were partially offset by period-to-period declines in revenue for the Technology Infrastructure Solution Area and the Company’s Outsourced Services operations.

The Company’s solution area revenue, after elimination of intercompany sales, was $3,172,000 for the three months ended March 31, 2003, including $1,972,000 for Interactive Media, $336,000 for Technology Infrastructure, $681,000 for E-Business and $183,000 for Outsourced Services. Comparable solution area revenue for the three months ended March 31, 2002 was $2,672,000 in total, including $1,457,000 for Interactive Media, $362,000 for Technology Infrastructure, $497,000 for E-Business and $356,000 for Outsourced Services.

Revenue for the Interactive Media Solution Area for the three months ended March 31, 2003 included $758,000 for interactive media consulting and $1,214,000 for interactive media systems integration. Comparable Interactive Media revenue for the three months ended March 31, 2002 included $505,000 for interactive media consulting and $952,000 for interactive media systems integration. The period-to-period increase in revenue for the Interactive Media Solution Area was 35%. The Interactive Media Solution Area’s consulting and systems integration services have historically been highly concentrated, predominantly with customers in the cruise industry. During the first quarter of 2003, over 99% of Interactive Media revenue was derived from cruise industry customers, primarily Carnival, Costa and Royal Caribbean. The majority of the revenue in both periods related to applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. These projects are of many months’ duration, but a project will typically experience a period of peak activity coincident with the majority of the on-site labor at the shipyard for newly built ships or on the ship for ships in service. The timing of the peak activity is dependent on many factors including shipyard construction schedules for system installations on new ships and itinerary considerations and cabin availability for installations on ships already in service. Since the Company has limited control of these factors, the degree of activity on shipboard installations can vary substantially from quarter to quarter resulting in significant variation in revenue. The first quarter of 2003 included periods of peak activity for two ship systems and non-peak activity on seven additional projects while the first quarter of 2002 included only a portion of the peak activity period for one ship system and non-peak activity on six additional projects. This was the most significant factor in the increase in revenue from the first quarter of 2002 to the first quarter of 2003. Based on the Company’s backlog of Interactive Media projects and current schedule expectations, Interactive Media revenue is expected to be realized over the remaining quarters of 2003 at levels similar to the first quarter. However, this expectation is subject to uncertainty due to several factors. Unanticipated schedule changes may result in project delays that could negatively impact revenue expected to be realized in any of the remaining fiscal quarters of 2003. Another factor is that cruise line passenger levels and revenue have been negatively affected by recent general economic conditions and may be subject to sudden declines as followed the September 2001 incidents of terrorism in the United States. If cruise industry passenger levels and revenue declines, the cruise lines could potentially seek to delay projects currently expected to be performed in 2003. Due to these factors and other considerations there can be no assurance that the Company’s Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the first quarter of 2003 or that any increases realized will result in the desired improvement to the Company’s financial condition or results of operations.

Technology Infrastructure revenue decreased $26,000, or 7%, in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Management attributes the decline in period-to-period Technology Infrastructure revenue to a continuation of soft demand for technology consulting services throughout 2002 and the first quarter of 2003 due to the impact of recent domestic economic conditions on technology spending. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment. Economic conditions have resulted in a decrease in spending on technology-related services and equipment since early 2001, as compared to prior levels, which has negatively impacted the demand for the services offered by the Technology Infrastructure Solution Area. However, management believes that certain industry trends, as discussed in the Company’s Report on Form 10-K for the year ended December 31, 2002 in Item 1, Business under the caption “Industry Overview – Technology Consulting Services,” including security concerns and expected growth in web services architecture and wireless access to distributed networks, will foster eventual growth in long-term demand for Technology Infrastructure services. There can be no assurance, however, that these trends will result in the realization of future revenue equal to or greater than current levels for the Technology Infrastructure Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

The E-Business Solution Area realized a revenue increase of $184,000, or 37%, for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. Management attributes the increase primarily to the addition of several large projects in the second half of 2002 for both the Pittsburgh and Northern California E-Business operations. Significant activity was performed on these projects and engagements in the first quarter of 2003 which exceeded the level of activity for the largest engagements in the first quarter of 2002. The large project activity in the first quarter of 2003 involved customers newly obtained in 2002. Management believes this is an example of the Company’s marketing strategy being effective at both fostering long-term relationships with customers and reaching new customers. There can be no assurance that the Company will be successful in future periods at obtaining large project engagements from existing or new customers that would result in significant period-to-period revenue increases. Management believes the impact of the Internet will continue to move businesses in the future to seek seamless access of employees, customers and suppliers to business knowledge capital and transactional systems through company portals, extranet-based supply chains and business intelligence solutions. Management believes the Internet will continue to drive opportunities for E-Business consulting for the custom development of applications and interfaces with business transaction systems. There can be no assurance, however, that the Company will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

Revenue from the Company’s Outsourced Services declined $173,000, or 49%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Although the Company broadened the scope of services offered on an outsourced basis in 2002 to include applications development based on Microsoft, Oracle and Informix software and products, management believes this will only slow, but not reverse, a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of 74,000 during the three months ended March 31, 2003, including $52,000 for information system product sales and $22,000 for other services. Ancillary services & product sales revenue of $145,000 was recognized during the three months ended March 31, 2002, including $126,000 for information system product sales and $19,000 for other services. The majority of information system product sales are with the Company’s cruise line customers for replacement interactive television equipment and spare parts for their shipboard interactive television systems. There is substantial period-to-period variability in the level of these sales. Management attributes the decline in sales comparing the first quarter of 2003 to the first quarter of 2002 to this normal variability. Revenue from other services was consistent on a period-to-period basis and included website hosting and archival fees, commissions from several vendors related to product referrals and commissions related to the 2000 sale of certain contracts for network monitoring services.

Cost of Sales and Gross Profit

The Company recognized cost of sales of $1,510,000 during the three months ended March 31, 2003 as compared to $1,475,000 during the three months ended March 31, 2002. The increase in cost of sales of $35,000, or 2%, was proportionately lower than the increase in revenue experienced in the Company’s operations. Gross profit of $1,736,000 was recognized for the three months ended March 31, 2003 as compared to $1,342,000 for the three months ended March 31, 2002, an increase of $394,000, or 29%. Gross profit as a percentage of revenue increased from 48% in the first quarter of 2002 to 53% in the first quarter of 2003.

The Company’s solution areas recorded a total of $1,478,000 for cost of sales during the three months ended March 31, 2003, including $839,000 for Interactive Media, $164,000 for Technology Infrastructure, $331,000 for E-Business and $144,000 for Outsourced Services. Comparable cost of sales for the three months ended March 31, 2002 was $1,401,000 in total, including $777,000 for Interactive Media, $163,000 for Technology Infrastructure, $200,000 for E-Business and $261,000 for Outsourced Services. Gross profit for the Company’s solution areas for the three months ended March 31, 2003 was $1,694,000, including $1,133,000 for Interactive Media, $172,000 for Technology

Infrastructure, $350,000 for E-Business and $39,000 for Outsourced Services. Comparable gross profit for the three months ended March 31, 2002 was $1,271,000 in total, including $680,000 for Interactive Media, $199,000 for Technology Infrastructure, $297,000 for E-Business and $95,000 for Outsourced Services.

Cost of sales for the Interactive Media Solution Area for the three months ended March 31, 2003 included $195,000 for interactive media consulting and $644,000 for interactive media systems integration. Interactive Media cost of sales for the three months ended March 31, 2002 included $189,000 for interactive media consulting and $588,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the three months ended March 31, 2003 included $563,000 for interactive media consulting and $570,000 for interactive media systems integration. Interactive Media gross profit for the three months ended March 31, 2002 included $316,000 for interactive media consulting and $364,000 for interactive media systems integration. The period-to-period increases in consulting cost of sales and gross profit were primarily attributable to scheduling considerations for consulting and systems integration services related to shipboard interactive television system implementations. As noted above under Revenue, the first quarter of 2003 included periods of peak activity for two ship systems and non-peak activity on seven additional projects while the first quarter of 2002 included only a portion of the peak activity period for one ship system and non-peak activity on six additional projects. Management believes there will continue to be significant quarter-to-quarter variation in the level of Interactive Media services, which will result in significant variation in the levels of cost of sales and gross profit recognized. Management also attributes the period-to-period increase in Interactive Media gross profit to enhanced operational efficiency and Interactive Media’s ongoing efforts to control project associated costs.

Technology Infrastructure gross profit decreased $27,000, or 14%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Management attributes the decline in period-to-period Technology Infrastructure gross profit to the continued negative impact of domestic economic conditions on technology spending for consulting services or the equipment and software upgrades that will frequently accompany infrastructure solutions. In percentage terms, the period-to-period decline in gross profit from the first quarter of 2002 to the first quarter of 2003 exceeded the decline in revenue, 14% to 7%. Management attributes the margin erosion to intense competition in the marketplace for available technology-related projects, which has exerted downward pressure on pricing.

E-Business gross profit increased $53,000, or 18%, in the first quarter of 2003 as compared to the first quarter of 2002, while the corresponding increase in revenue was 37%. The overall increase in gross profit is attributable to increased revenue resulting from several large projects and engagements obtained in the second half of 2002. Management believes that the lower rate of growth in percentage terms of gross profit as compared to revenue indicates that E-Business has also been subject to downward pressure on pricing due to the continuing negative impact of domestic economic conditions on spending for technology-based services.

Gross profit realized on Outsourced Services declined from $95,000 in the first quarter of 2002 to $39,000 in the first quarter of 2003. The rate of decline in Outsourced Services gross profit of 59% exceeded the 49% period-to-period decline in revenue. Management also attributes this to downward pressure on pricing due to the continuing negative impact of domestic economic conditions on spending for technology-based services.

Cost of sales for the Company’s ancillary services and product sales was $32,000 for the three months ended March 31, 2003, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $74,000 for the three months ended March 31, 2002, again with all of the cost of sales for information system product sales. Gross profit on ancillary services and product sales was $42,000 for the three months ended March 31, 2003, including $20,000 for information system product sales and $22,000 for other services. Gross profit for ancillary services and product sales was $71,000 for the three months ended March 31, 2002, including $52,000 for information system product sales and $19,000 for other services. The decrease in gross profit related to information system product sales is consistent with the decrease in revenue from sales of this type.

Selling, General & Administrative Expenses

The Company recorded $1,494,000 in selling, general & administrative expenses during the three months ended March 31, 2003, including $74,000 for depreciation and amortization, $27,000 for losses from impairment or disposal of assets and $1,393,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,552,000 during the three months ended March 31, 2002, including $149,000 for depreciation and amortization and $1,403,000 for other selling, general & administrative expenses. The decrease in selling, general & administrative expenses of $58,000 is primarily attributable to a period-to-period reduction in depreciation expense.

Management implemented expense reduction efforts in the first quarter of 2001 to reduce costs associated with the Company’s personnel resources and other expenses such as rent, travel and entertainment and communications costs. The full benefit of these efforts was realized by the first quarter of 2002 when expense levels were reached that management believed were appropriate for the Company’s size and scope of operations. The Company has since sought to maintain other selling, general & administrative expenses at levels similar to those realized in the first quarter of 2002, as occurred during the first quarter of 2003.

Depreciation and amortization were $74,000 for the three months ended March 31, 2003 as compared to $149,000 for the three months ended March 31, 2002. The decrease of $75,000, or 50%, is due to significant levels of fixed assets reaching full depreciation in June and December 2002. The level of assets reaching full depreciation exceeded the level of new assets which were placed in service by the Company and its subsidiaries and which commenced depreciation subsequent to March 31, 2002. Amortization expense related to the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania experienced an $8,000 period-to-period reduction due to a revision in the estimated useful life of the customer list implemented in 2003.

The Company recorded $27,000 for losses due to impairment or disposal of assets during the three months ended March 31, 2003, principally from impairment of goodwill associated with Allin Consulting-Pennsylvania’s Technology Infrastructure and E-Business reporting units. See Goodwill and Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the impairment of goodwill.

Income (Loss) from Continuing Operations

The Company recorded income from continuing operations of $246,000 for the three months ended March 31, 2003, as compared to a loss from continuing operations of $209,000 for the three months ended March 31, 2002. The $455,000 improvement in results from continuing operations is primarily attributable to the $394,000 period-to-period increase in gross profit due to greater revenue in the first quarter of 2003 and improved operational efficiencies which have increased gross profit on a percentage basis. The factors contributing to the increases in both revenue and gross profit are discussed above.

Income from Discontinued Operations

During the three months ended March 31, 2002, the Company recorded income of $8,000 from its discontinued digital imaging operations. Activity in the first quarter of 2002 included continuing sales of remaining inventory, fulfillment of technical support obligations and website hosting services. All digital imaging operations ceased later in 2002 so no results from discontinued operations have been recognized in 2003.

Net Income (Loss)

The Company realized net income for the three months ended March 31, 2003 of $246,000 as compared to a net loss of $201,000 for the three months ended March 31, 2003. The most significant factor in the profitability improvement was the $394,000 period-to-period increase in gross profit, as discussed above.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash and liquid cash equivalents of $3,381,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2002 was an increase of $1,486,000, which resulted primarily from cash flows provided by operations.

The Company recognized net income for the three months ended March 31, 2003 of $246,000. The Company recorded net non-cash expenses of $64,000, including $101,000 for depreciation of property and equipment, amortization of intangible assets and losses from impairment or disposal of assets, net of a benefit from income taxes of $37,000, resulting in net cash provided of $310,000 related to the income statement. Working capital adjustments resulted in net cash provided of $1,286,000. Major working capital adjustments resulting in cash provided included a decrease in accounts receivable of $2,260,000 and an increase in billings in excess of costs and estimated gross margins of $1,122,000. These were partially offset by working capital adjustments resulting in cash used, which included decreases in accounts payable and accrued liabilities of $1,734,000 and $189,000, respectively, and an increase in costs and estimated gross margins in excess of billings of $225,000. The net result of the income statement activity and working capital adjustments was net cash provided of $1,596,000 related to operating activities.

Investing activities resulted in a net cash use of $21,000 for the three months ended March 31, 2003 for capital expenditures for leasehold improvements to the Company’s Ft. Lauderdale office and the periodic upgrading of the Company’s computer hardware. Financing activities resulted in a net cash use of $89,000 for the three months ended March 31, 2003 for preferred stock dividends.

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

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the four succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2003. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $953,000. There was no outstanding balance under the S&T Loan Agreement as of March 31, 2003 and there have been no borrowings subsequent to that date. As of May 2, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $676,000. The decrease since quarter-end resulted primarily from collection of accounts receivable in April 2003.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The interest rate in effect as of December 31, 2002, 5.25%, has remained unchanged to date in 2003. The interest rate increases or decreases from time to time as S&T Bank’s prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during the three months ended March 31, 2003. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement and Letter Agreement filed as Exhibits 4.1 and 4.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2002. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2003. The Company was in compliance with all other covenants as of March 31, 2003 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of March 31, 2003, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,726,000 as of March 31, 2003 and approximately $1,767,000 as of May 14, 2003. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued and unpaid dividends on June 30, 2006 and the commencement thereafter of scheduled quarterly dividend payments.

As of March 31, 2003, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company’s common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 closing price of the common stock on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2003 and approximately $6,000 as of May 14, 2003. Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of March 31, 2003, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible into shares of the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any. Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2003 and approximately $49,000 as of May 14, 2003. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of March 31, 2003, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of March 31, 2003 and approximately $14,000 as of May 14, 2003.

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

The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company’s Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of the first month of the following calendar quarter. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of March 31, 2003 and approximately $67,000 as of May 14, 2002.

Capital expenditures during the three months ended March 31, 2003 were approximately $21,000 and included leasehold improvements for the Company’s Ft. Lauderdale office and computer hardware for the Company’s periodic upgrading of technology. Management forecasts that capital expenditures will not exceed $180,000 for the final three quarters of 2003, and will be for computer hardware, software and communications equipment for the Company’s periodic upgrading of technology. Business conditions and management’s plans may change during the remainder of

2003 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

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

Risk Factors

Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General Economic Conditions. Management attributes the declines in Technology Infrastructure revenue experienced in 2001, 2002 and the first quarter of 2003 to a softening of the demand for technology consulting services resulting from the negative impact of domestic economic conditions since late 2000 on technology-based spending. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment, which has compounded the negative impact of the economic downturn on this solution area. Management believes the economic uncertainty has also limited demand for E-Business services, although to a lesser degree than the negative impact on Technology Infrastructure. Management believes domestic economic conditions will likely continue to negatively impact the Technology Infrastructure and E-Business Solution Areas for at least the remainder of 2003. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond December 31, 2003, which would negatively impact the Company’s results of operations and financial condition in future periods. To the extent that the current economic conditions persist, the cruise industry and any other businesses that are current or potential Interactive Media customers may also continue to be negatively impacted. The Company’s future results of operations and financial condition would be negatively impacted from any resulting decline in demand for the Company’s services.

Geopolitical Considerations. Interactive Media consulting and systems integration services accounted for approximately 56%, 58% and 61% of the Company’s revenue for the years ended December 31, 2001 and 2002 and the quarter ended March 31, 2003 respectively. Interactive Media services also accounted for 51%, 57% and 65% of the Company’s gross profit for these respective periods. Interactive Media projects also represent a substantial majority of the Company’s committed backlog for remainder of 2003 and 2004. Interactive Media services are provided predominantly to customers in the cruise industry. Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. Through 2002, passenger occupancy substantially recovered from this decline, but fare discounting persisted, negatively impacting cruise industry revenue. In early 2003, cruise bookings were below cruise line expectations during a period of the year when a significant portion of reservations are made. Industry analysts attributed the weak bookings in part to concerns over the potential impact of war and possible retaliatory terrorist attacks. Should war or terrorism cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company’s future results of operations. Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company’s future results of operations and financial condition may also be negatively impacted.

Customer Concentration. During 2002, two significant customers, Carnival and Royal Caribbean, accounted for 29% and 22%, respectively, of the Company’s consolidated revenue. Another customer, Celebrity, which is affiliated with Royal Caribbean, accounted for another 9% of the Company’s consolidated revenue in 2002. During the three months ended March 31, 2003, three significant customers, Carnival, Costa and Royal Caribbean, accounted for 27%, 22% and 13%, respectively, of the Company’s consolidated revenue. Carnival and Costa are affiliated companies. Interactive Media revenue represented 58% and 61% of the Company’s consolidated revenue for the year 2002 and the first quarter of 2003, respectively. Interactive Media revenue is highly concentrated among a few customers in the cruise industry. The loss of any of these customers would negatively impact the Company’s future results of operations and financial condition.

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

Backlog. As of March 31, 2003, the Company’s first quarter revenue plus committed backlog for services expected to be performed in the final three quarters of 2003 and committed backlog for 2004 approximate 80% and 15%, respectively, of 2002 solution area revenue. First quarter 2003 revenue plus committed backlog for the Interactive Media Solution Area for the final three quarters of 2003 is approximately 99% of 2002 Interactive Media revenue. However, the backlog principally consists of a small number of large projects. Unexpected schedule delays or project cancellations would likely negatively impact the Company’s results of operations and financial condition since any lost business would be difficult to replace given Interactive Media’s concentration on the cruise industry and history of long lead times associated with obtaining new engagements. First quarter 2003 revenue plus backlog for the Company’s Technology Infrastructure and E-Business Solution Areas approximates 48% of 2002 revenue for those solution areas. Management believes that the backlog levels reflect the impact that recent domestic economic conditions have had on technology-based spending. Management believes obtaining a more substantial backlog of business for these solution areas will be unlikely before economic conditions improve. The Company’s future success is dependent on its ability to continue to identify and obtain engagements from customers for the Company’s services. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s future results of operations and financial condition.

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

Historical Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2001. As of March 31, 2003, the Company had a retained deficit of $44,073,000. Net income was recognized for the third and fourth quarters of 2001, the final three quarters of 2002 and the first quarter of 2003. Currently, the Company’s management anticipates that net income will be recognized for the full year of 2003. However, losses may be incurred in 2003 and future periods due to a variety of factors including the risk factors described herein. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

Decline in Outsourced Services. The Company has experienced a substantial decline, from 1999 through 2001, in demand for Outsourced Services resources for projects related to mainframe systems and specialized Hogan IBA software products for the banking industry. In order to attempt to preserve its customer relationships that had primarily utilized customer-managed resources, in 2002, the Company transitioned its remaining Outsourced Services consultants to a broader array of technology, including services and applications development based on Microsoft, Oracle and Informix technology. Revenue and gross profit derived from Outsourced Services declined during 2000, 2001, 2002 and the first quarter of 2003. The decline is attributable to both industry trends and the Company’s marketing focus on solutions-oriented services over that period. Other factors such as the prolonged economic downturn continue to negatively impact demand for all types of technology-based services, including the Company’s Outsourced Services. Management expects Outsourced Services revenue and gross profit will continue to decline over the remainder of 2003.

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

Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company’s business. The Sarbanes-Oxley Act of 2002 and related SEC regulations have resulted in the implementation of increased financial reporting requirements and disclosure requirements and new requirements for corporate governance. Some of these requirements are currently in effect and others will become effective later in 2003 or thereafter. Management believes compliance with the legislation and regulations has resulted in additional costs to the Company associated with professional services including legal and accounting, regulatory reporting and investor information distribution. Management believes these costs will likely continue to increase with the pending implementation of additional provisions of the Sarbanes-Oxley Act of 2002 and related SEC regulations.

Effect of Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No.

123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The alternate transition methods reflect the full amount of stock-based compensation expense under the fair-value method immediately upon adoption of SFAS No. 148. SFAS No. 123 had required prospective application of fair-value based accounting to new awards of stock options. SFAS No. 148 also amends the annual disclosure requirements concerning the pro forma effects of fair-value based accounting for stock-based compensation and requires future disclosure in interim reports in addition to annual statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company implemented SFAS No. 148 on January 1, 2003. The Company continues to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted under SFAS Nos. 123 and 148. Accordingly, adoption of SFAS No. 148 will not have an effect on the Company’s results of operations or financial position, but will primarily impact the Company by increasing the frequency of disclosures regarding stock-based employee compensation plans.

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

Part II

Item 3.

Defaults Upon Senior Securities

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series C, D, F and G preferred stock. Significant arrearages of dividends have accrued on certain of these series, as discussed in the following paragraphs, because dividends accrued to date or for certain periods of time are not required to be paid until a future date or until redemption of the preferred stock, if any. Each of the Certificates of Designation prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock.

As of March 31, 2003, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,726,000 as of March 31, 2003 and approximately $1,767,000 as of May 14, 2003. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time.

As of March 31, 2003, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2003 and approximately $6,000 as of May 14, 2003. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003.

As of March 31, 2003, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of the first month of the following calendar quarter, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2003 and approximately $49,000 as of May 14, 2003. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time.

As of March 31, 2003, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of March 31, 2003 and approximately $14,000 as of May 14, 2003. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits.

Exhibit Number	Description of Exhibit

11	Computation of Earnings per Share

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No report on Form 8-K was filed by the Company during the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION (Registrant)
Date: May 14, 2003	By:	/s / RICHARD W. TALARICO

Richard W. Talarico Chairman and Chief Executive Officer

Date: May 14, 2003	By:	/s/ DEAN C. PRASKACH

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

Date: May 14, 2003

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

Date: May 14, 2002

/s/ DEAN C. PRASKACH

Dean C. Praskach Chief Financial Officer

Allin Corporation
Form 10-Q
March 31, 2003
Exhibit Index

Exhibit Number	Description of Exhibit

11	Computation of Earnings per Share

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002