Form 10-Q
period 2003-06-30
ALLIN CORP
filed 2003-08-12
CIK 1020391

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

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

☐   Yes      ☒   No

Shares Outstanding of the Registrant’s Common Stock

As of July 31, 2003

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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,895	$4,241
Accounts receivable, net of allowance for doubtful accounts of $48	4,579	1,782
Unbilled receivables	270	180
Inventory	24	57
Prepaid expenses	217	122
Current costs and estimated gross margins in excess of billings	438	663
Current portion of deferred income tax asset	272	182
Assets held for sale	—	7

Total current assets	7,695	7,234
Property and equipment, at cost:
Leasehold improvements	471	478
Furniture and equipment	3,007	3,034

	3,478	3,512
Less--accumulated depreciation	(3,330)	(3,408)

	148	104
Other assets:
Non-current costs and estimated gross margins in excess of billings	129	146
Non-current portion of deferred income tax asset	—	69
Goodwill, net of accumulated amortization of $3,742	817	790
Customer list, net of accumulated amortization of $717 and $786	1,513	1,444

Total assets	$10,302	$9,787

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2002	June 30, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,558	$910
Accrued liabilities:
Compensation and payroll taxes	290	233
Current portion of dividends on preferred stock	76	75
Other	276	232
Billings in excess of costs and estimated gross margins	637	1,311
Deferred revenue	28	51
Income taxes payable	—	13

Total current liabilities	3,865	2,825
Non-current portion of dividends on preferred stock	1,685	1,851
Non-current portion of notes payable	1,000	1,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,041	1,048
Common stock, par value $.01 per share - authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	40,318	39,970
Warrants	1,017	1,017
Treasury stock at cost, 8,167 common shares	(27)	(27)
Retained deficit	(44,319)	(43,619)

Total shareholders’ equity	3,752	4,111

Total liabilities and shareholders’ equity	$10,302	$9,787

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Revenue:
Solution area consulting services	$1,624	$1,927	$2,988	$3,701
Solution area integration services	1,412	1,332	2,363	2,546
Outsourced services	324	181	681	364
Ancillary services	17	24	36	46
Ancillary product sales	59	69	185	121

Total revenue	3,436	3,533	6,253	6,778
Cost of sales	1,811	1,636	3,286	3,145

Gross profit	1,625	1,897	2,967	3,633
Selling, general & administrative expenses:
Depreciation and amortization	152	76	301	150
Loss on impairment or disposal of assets	—	—	—	27
Other selling, general & administrative expenses	1,292	1,290	2,694	2,681

Total selling, general & administrative expenses	1,444	1,366	2,995	2,858

Income (loss) from operations	181	531	(28)	775
Interest expense, net	10	7	9	20

Income (loss) before provision for income taxes	171	524	(37)	755
Provision for income taxes	—	70	—	55

Income (loss) from continuing operations	171	454	(37)	700
Loss from discontinued operations	12	—	5	—

Net income (loss)	159	454	(42)	700
Accretion and dividends on preferred stock	170	176	336	349

Net (loss) income attributable to common shareholders	$(11)	$278	$(378)	$351

Income (loss) per common share from continuing operations - basic	$0.00	$0.04	$(0.05)	$0.05
Loss per common share from discontinued operations - basic	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share - basic	$0.00	$0.04	$(0.05)	$0.05

Income (loss) per common share from continuing operations - diluted	$0.00	$0.03	$(0.05)	$0.04
Loss per common share from discontinued operations - diluted	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share - diluted	$0.00	$0.03	$(0.05)	$0.04

Weighted average shares outstanding - basic and diluted	6,967,339	6,967,339	6,967,339	6,967,339

Weighted average shares outstanding - basic and diluted	6,967,339	11,262,163	6,967,339	11,257,959

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net (loss) income	$(42)	$700
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	308	150
Provision for income taxes	—	21
Loss from impairment or disposal of assets	—	27
Provision for uncollectable accounts receivable	6	—
Changes in certain assets and liabilities:
Accounts receivable	2,121	2,797
Unbilled receivables	(21)	90
Inventory	43	(33)
Prepaid expenses	65	95
Assets held for sale	8	(7)
Costs and estimated gross margins in excess of billings	201	(241)
Accounts payable	(1,197)	(1,648)
Accrued liabilities	(127)	(101)
Billings in excess of costs and estimated gross margins	(308)	674
Income taxes payable	—	13
Deferred revenues	(36)	23

Net cash flows provided by operating activities	1,021	2,560

Cash flows from investing activities:
Capital expenditures	(13)	(38)

Net cash flows used for investing activities	(13)	(38)

Cash flows from financing activities:
Payment of dividends on preferred stock	(176)	(176)

Net cash flows used for financing activities	(176)	(176)

Net change in cash and cash equivalents	832	2,346
Cash and cash equivalents, beginning of period	2,226	1,895

Cash and cash equivalents, end of period	$3,058	$4,241

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

               The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 2002 and 2003 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2001 and 2002, contained in Allin Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Note 5 - Income Taxes for information concerning the Company’s basis of presentation regarding income taxes and deferred tax assets.

Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its subsidiaries, of which the Company is the sole shareholder. It is the Company’s policy to consolidate all majority-owned subsidiaries where the Company has control. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

              The Consolidated Statement of Cash Flows for the six-month period ended June 30, 2002 included in this Report on Form 10-Q reflects reclassifications to the statement as previously reported in the Company’s Report on Form 10-Q for the period ended June 30, 2002. The reclassifications have been made to conform the prior period information to the current presentation of this statement. The reclassifications did not impact the Company’s results of operations or earnings per share during the period ended June 30, 2002 and accordingly, no changes have been made to the Consolidated Statement of Operations for this period. Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities under the current presentation. Previously, the changes had been presented on a net basis. The provision for uncollectible accounts receivable is reflected as an adjustment to reconcile the net loss to net cash flows from operating activities in cash flows from operating activities. Previously, the provision for uncollectible accounts receivable had been presented as a component of the change in accounts receivable under changes in certain assets and liabilities in cash flows from operating activities. There is no change to the aggregate net cash flows provided by operating activities for the period ended June 30, 2002.

Discontinued Operations

              During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. (“Allin Digital”). Allin Digital’s operations during the three- and six-month periods ended June 30, 2002 were of a wrap-up nature and included the sale of digital imaging equipment remaining in inventory and fulfillment of technical support obligations. Allin Digital ceased operations in the second quarter of 2002 and was merged into Allin Interactive Corporation (“Allin Interactive”) on December 31, 2002. The results of operations for Allin Digital included in the Company’s Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2002 are presented as results from discontinued operations, which is presented after income or loss from continuing operations. The information related to the Company’s revenue and gross profit included in Note 6 – Industry Segment Information excludes the discontinued operations.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

Revenue and Cost of Sales Recognition

              Revenue is accounted for in accordance with the guidelines included in Staff Accounting Bulletin 101, Revenue recognition in Financial Statements (“SAB 101”). The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;
•	Price is fixed or determinable;
•	Delivery has occurred or services have been rendered; and
•	Collectibility is reasonably assured.

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

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

         Allin Network Products, Inc. (Allin Network”) recognizes revenue and associated cost from the sale of products at the time the products are shipped. Allin Network also performs computer network monitoring and consulting services for fixed monthly fees. Revenue is recognized when the period of service for the fixed monthly fee elapses and associated cost of sales is recognized after services are performed. Revenue from product sales is included in “Ancillary product sales” and revenue from monitoring and consulting services is included in “Solution area consulting services” on the accompanying Consolidated Statements of Operations.

         Allin Consulting-Pennsylvania, Allin Interactive and Allin Network recognize amounts billed to customers for shipping charges as revenue and associated shipping costs are recorded as cost of sales.

         Three significant customers accounted for approximately 29%, 19% and 15%, respectively, of the Company’s revenue for the three-month period ended June 30, 2003 and approximately 27%, 20% and 14%, respectively, of the Company’s revenue for the six-month period ended June 30, 2003. The customers with the largest two percentages in these three- and six-month periods are affiliates of each other. Three significant customers accounted for approximately 25%, 24% and 11%, respectively, of the Company’s revenue for the three-month period ended June 30, 2002 and approximately 23%, 18% and 17%, respectively, of the Company’s revenue for the six-month period ended June 30, 2002. The customers with the largest two percentages, which differed from the customers noted above for 2003, in the three- and six-month periods ended June 30, 2002 are affiliates of each other. The segments included in the revenue associated with these customers were Interactive Media Consulting, Interactive Media Systems Integration and Information System Product Sales.

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

         The Company recognized net income attributable to shareholders in the three- and six-month periods ended June 30, 2003. The calculation of diluted EPS for these periods resulted in the addition of 4,285,714 shares for the potential conversion of the Company’s Series G preferred stock to weighted average shares outstanding for each of these periods. A total of 1,269,893 shares potentially convertible from the Company’s Series D and F preferred stock were not included in the calculation of diluted EPS for the three- and six-month periods ended June 30, 2003 as the reclassification of dividends associated with their inclusion resulted in a calculation of EPS that was anti-dilutive. A total of 50,000 and 45,000 shares, respectively, were included in the calculation of diluted EPS for the three-and six-month periods ended June 30, 2003 related to outstanding stock options where the exercise prices of the options were below the average market prices for these periods. The average market prices of the Company’s common stock during the three- and six-month periods ended June 30, 2003 did not exceed the exercise prices of all other options and warrants outstanding during the periods.

         The Company recognized net losses attributable to common shareholders in the three- and six-month periods ended June 30, 2002. Therefore, the Company’s convertible preferred stock and outstanding options and warrants have not been included in the calculation of diluted EPS for these periods, as the effect would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the Company’s Series D, F and G preferred stock, if the effect had been dilutive, were 5,555,607 for the three- and six-month periods ended June 30, 2002. A total of 25,000 options to purchase common shares would have been considered in the calculation of diluted EPS for the three-month period ended June 30, 2002, if the effect was dilutive, since the average market price of the Company’s common stock during this period exceeded the exercise price of these options. The exercise prices of all other options and warrants outstanding during the three-month period ended June 30, 2002, and all options and warrants outstanding during the six-month period ended June 30, 2002, exceeded the average market prices for the respective periods and, accordingly, none would have been considered in any calculation of diluted EPS for these periods.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Accounts Receivable and Unbilled Receivables

         The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2002 and June 30, 2003, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

         As of June 30, 2003, two significant customers comprised 32% and 13%, respectively, of the Company’s accounts receivable. As of December 31, 2002, three significant customers comprised 31%, 25% and 24%, respectively, of the Company’s accounts receivable. As of December 31, 2002, two of the customers were affiliates of each other.

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

         Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins relate to Allin Interactive projects for which revenue and cost of sales are being recognized on a percentage of completion or proportional performance basis. For an individual project, costs and estimated gross margins in excess of billings consists of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue. For an individual project, billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins associated with the project. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the consolidated balance sheets. Billings, costs and estimated gross margins associated with this type of project expected to be recognized as revenue, cost of sales or gross margin within one year result in the inclusion of current assets and/or liabilities on the consolidated balance sheets while amounts expected to be recognized as revenue, cost of sales or gross margin beyond one year result in the inclusion of non-current assets and/or liabilities on the consolidated balance sheets.

Goodwill and Intangible Assets

         As of June 30, 2003, goodwill and intangible assets include goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, Inc., which was merged into Allin Consulting-California, and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. Upon acquisition, valuation of the intangible assets was performed in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations. On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

         Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. The Company attributes the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The industry valuation multiple utilized in the 2003 annual test, performed as of January 1, 2003, represented a decrease of over 25% from the multiple used for the 2002 annual test, reflecting lower future growth expectations in the technology consulting industry. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill related to the Outsourced Services reporting unit of approximately $11,000 in January 2003. Due to the estimated fair values of goodwill for the other reporting units exceeding the reported values of the assets by substantially lower amounts as of January 1, 2003 than as of January 1, 2002, the Company believed conditions were indicative of the potential for additional impairment of the intangible assets and that testing on a more frequent basis than annual was warranted. The Company completed additional estimates of the fair value of goodwill, as of March 31, 2003 and as of June 30, 2003, in a manner consistent with the 2003 annual test. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill related to the Pittsburgh-based Technology Infrastructure reporting unit of approximately $16,000 in March 2003. No impairment loss was indicated in testing as of June 30, 2003, but the excesses of estimated fair value over recorded value were small for both the Technology Infrastructure and Outsourced Services reporting units. The Company will continue to monitor the factors relevant to its fair value estimate for goodwill and the attribution of assets to reporting units on an ongoing basis for indicators of potential impairment and will conduct future tests for potential impairment on an annual basis, or more frequently if indicators of potential impairment arise.

         Separable intangible assets that are deemed to have definite lives, such as the customer list, are amortized over their useful lives. The Company estimates the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through undiscounted cash flows attributable to the customers included on the acquired list. Management utilizes historical information related to business derived from these customers, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop assumptions and estimates of future cash flows applicable to the acquired customer list. The resulting estimate of fair value exceeded the recorded value of the customer list in 2003 annual testing, which was performed as of January 1, 2003. Industry analysis as of early 2003 included more conservative growth forecasts for technology consulting services than as of the beginning of 2002. The excess of estimated fair value over the recorded value of the customer list was significantly lower as of January 1, 2003 than as of January 1, 2002, indicating increasing risk for future impairment if recovery from the current economic downturn occurs later or is weaker than is projected in recent industry forecasts, or if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected. Due to this, the Company also estimated the fair value of the customer list as of March 31, 2003, in a manner consistent with the 2003 annual test, with the resulting estimate of fair value exceeding the recorded value. The Company will continue to monitor the factors relevant to its fair value estimate for the customer list on an ongoing basis for indicators of potential impairment and will conduct future tests for potential impairment on an annual basis, or more frequently if indicators of potential impairment arise. The estimated useful life of the customer list extends through 2013, which is the final year in which expected cash flows were attributed to the customer list in the Company’s most recent estimate. Amortization expense of approximately $34,000 and $69,000 was recognized related to the customer list in the three- and six-month periods ended June 30, 2003, respectively.

Financial Instruments

         As of June 30, 2003, the Company’s Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The principal balance of the note payable, which is due April 15, 2005, is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

quarterly interest payments. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Stock-Based Compensation

         Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes a “fair value based method’’ of financial accounting and related reporting standards for stock-based employee compensation plans. Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”) amends SFAS No. 123 to provide alternate transition methods for adoption of the fair value based method of financial accounting. SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company has elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123. Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net loss or income and earnings per share would have been as follows:

(Dollars in thousands)	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—	$—
Net income (loss)	159	454	(42)	700
Net (loss) income attributable to common shareholders	(11)	278	(378)	351
Earnings (loss) per share– basic	$0.00	$0.04	$(0.05)	$0.05
Earnings (loss) per share– diluted	$0.00	$0.03	$(0.05)	$0.04
Pro forma
Stock-based employee compensation cost, net of tax	$40	$19	$79	$40
Net income (loss)	119	435	(121)	660
Net (loss) income attributable to common shareholders	(51)	259	(457)	311
Earnings (loss) per share– basic	$(0.01)	$0.04	$(0.07)	$0.04
Earnings (loss) per share– diluted	$(0.01)	$0.03	$(0.07)	$0.03

Recently Issued Accounting Standards

         In April 2002, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30), and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (an amendment of SFAS No. 4), which address the accounting for gains and losses from the extinguishment of debt. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers (an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions No. 17 and 30), which addressed the accounting for intangible assets of motor carriers. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Certain of the provisions of SFAS No. 145 were applicable for transactions occurring after May 15, 2002 and certain provisions were to be applied as of the beginning of the next fiscal year after May 15, 2002. The Company’s adoption of SFAS No. 145 did not have a material effect on its results of operations or financial position.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which had required that costs associated with an exit or disposal activity be recorded as liabilities as of the date the exit or disposal plan was approved by management. SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized at fair value on the date the liability is incurred. The Company’s adoption of SFAS No. 146 did not have a material effect on its results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. Interpretation No. 45 also clarifies that at the time an organization issues a guarantee, an initial liability must be recognized for the fair value, or market value, of the obligations the company is assuming under the guarantee. Disclosure of information related to guarantees is also required in the organization’s interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s adoption of Interpretation No. 45, effective as of January 1, 2003, did not have a material effect on its results of operations or financial position.

         In December 2002, the FASB published SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The alternate transition methods reflect the full amount of stock-based compensation expense under the fair-value method immediately upon adoption of SFAS No. 148. SFAS No. 123 had required prospective application of fair-value based accounting to new awards of stock options. SFAS No. 148 also amends the annual disclosure requirements concerning the pro forma effects of fair-value based accounting for stock-based compensation and requires future disclosure in interim reports in addition to annual statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company implemented SFAS No. 148 on January 1, 2003. The Company continues to account for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee, as permitted under SFAS Nos. 123 and 148. Accordingly, adoption of SFAS No. 148 did not have an effect on the Company’s results of operations or financial position, but primarily impacts the Company by increasing the frequency of disclosures regarding stock-based employee compensation plans.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 as of July 1, 2003. The Company does not expect that Interpretation No. 46 will have a material effect on the Company’s results of operations or financial condition as the Company does not currently utilize or have interests in any variable interest entities.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends accounting and reporting of derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on the Company’s results of operations or financial condition as the Company does not currently invest excess funds in derivative financial instruments or other market rate sensitive instruments.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on the Company’s results of operations or financial condition.

Supplemental Disclosure of Cash Flow Information

         There were no cash payments for income taxes during the three-month period ended June 30, 2002. Cash payments for income taxes were approximately $5,000 during the three-month period ended June 30, 2003. Cash payments for interest were approximately $18,000 during each of the three-month periods ended June 30, 2002 and 2003. Cash payments of dividends were approximately $87,000 during each of the three-month periods ended June 30, 2002 and 2003. Dividends of approximately $153,000 and $159,000 were accrued but unpaid during the three-month periods ended June 30, 2002 and 2003, respectively, on outstanding shares of the Company’s preferred stock.

         There were no cash payments for income taxes during the six-month period ended June 30, 2002. Cash payments for income taxes were approximately $24,000 during the six-month period ended June 30, 2003. Cash payments for interest were approximately $37,000 during each of the six-month periods ended June 30, 2002 and 2003. Cash payments of dividends were approximately $176,000 during each of the six-month periods ended June 30, 2002 and 2003. Dividends of approximately $228,000 and $241,000 were accrued but unpaid during the six-month periods ended June 30, 2002 and 2003, respectively, on outstanding shares of the Company’s preferred stock.

2.     Preferred Stock

         The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of June 30, 2003, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3.     Equity Transactions

         During the three months ended June 30, 2003, vested and non-vested options to purchase 4,800 and 7,200 shares of common stock, respectively, previously awarded under the Company’s 2000 Stock Plan were forfeited under the terms of the Plan. There were no forfeitures of options during this period under the terms of the Company’s 1996, 1997 and 1998 Stock Plans. There were no options awarded under any of the Company’s Stock Plans during the three months ended June 30, 2003. Options granted under the 1996, 1997, 1998 and 2000 Stock Plans to purchase 198,600, 222,850, 239,800 and 146,000 shares, respectively, of common stock remain outstanding as of June 30, 2003.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

4.     Revolving Credit Loan

         On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for five annual periods. The current expiration date of the revolving credit loan is September 30, 2004. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2003, maximum borrowing availability under the revolving credit loan was approximately $1,261,000. There was no outstanding balance as of June 30, 2003. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. As of June 30, 2003, the rate of interest on any outstanding borrowings under the revolving credit loan would have been 5.00%. The interest rate for the revolving credit loan ranged from a low of 5.00% to a high of 5.25% during the six months ended June 30, 2003.

         The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2003 and was also in compliance with all other covenants as of June 30, 2003.

5.     Income Taxes

         The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. The Company believes that material uncertainty continues to exist as of June 30, 2003 as to the long-term realization of the deferred tax benefits given the Company’s relatively brief history of positive earnings and risks associated with operations, including concentration of significant portions of the Company’s revenue among a small number of customers and concentration of these customers in one industry. However, based on the results of operations over the second half of 2001, the full year 2002 and the first half of 2003, the Company has reduced the valuation allowance for deferred tax assets such that net deferred tax assets of $251,000, including a current portion of $182,000 and a non-current portion of $69,000, are included in the Company’s Consolidated Balance Sheet as of June 30, 2003. The Company expects to realize the benefits from these deferred tax assets over the remainder of 2003 and in 2004.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

         The components of the deferred tax assets and liabilities, as of December 31, 2002 and June 30, 2003, are as follows:

Deferred Tax Assets and Liabilities	December 31, 2002	June 30, 2003
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforward	$8,431	$8,068
Intangible asset differences	706	706
Restricted stock grant	161	161
Fixed assets	536	534

Total deferred tax assets	9,834	9,469
Deferred tax liabilities:
Deferred revenue	$272	$272
Research and development	248	248
Miscellaneous reserves	479	479

Total deferred tax liabilities	999	999
Excess of assets over liabilities	8,835	8,470
Valuation allowance	(8,563)	(8,219)

Net deferred income taxes from operations	$272	$251

         As of June 30, 2003, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $20,610,000 and $16,515,000, respectively, which are scheduled to expire at various times from 2004 through 2023, as detailed below.

Net Operating Loss Carryforward Year of Expiration	Federal	State
(Dollars in thousands)
2004	$—	$94
2005	—	380
2006	—	218
2007	—	3
2012	—	344
2013	—	90
2016	4,145	2,859
2017	8,606	3,965
2018	3,687	2,770
2019	889	743
2020	2,863	1,567
2021	420	2,062
2022	—	1,213
2023	—	207

Net Operating Loss Carryforward	$20,610	$16,515

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

         The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $7,008,000 and $1,060,000, respectively, as of June 30, 2003, depends on the Company’s ability to generate future taxable income. The Company established a valuation allowance as of June 30, 2003 to offset all of the deferred tax benefits related to net operating loss carryforwards and temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities, except for deferred tax benefits of approximately $251,000 expected to be realized over the remainder of 2003 and in 2004.

         The provisions for, or benefits from, income taxes are different from that which would be obtained by applying the statutory federal income tax rate of 34% to losses or income before income taxes. A reconciliation of the differences is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Net income (loss) before income taxes	$171	$524	$(37)	$755
Loss from discontinued operations	12	—	5	—

Subtotal	159	524	(42)	755
Estimated (benefit from) provision for income taxes at federal statutory rate	$54	$179	$(14)	$257
Effect of tax-basis income recognition differences related to:
Intangible asset amortization and impairment losses	15	15	29	32
Fixed asset depreciation and gains or losses on disposal	9	(1)	18	(2)
Other	11	2	16	3

Subtotal	89	195	49	290
State income tax provision	—	—	—	21
Change in valuation allowance related to estimated future realization of deferred tax asset	—	(125)	—	(256)
Change in valuation allowance related to current operations	(89)	—	(49)	—

Provision for income taxes	$—	$70	$—	$55

         The Company estimates provisions for federal income taxes for the three- and six-month periods ended June 30, 2003 approximate $195,000 and $290,000, respectively. However, the federal provisions are partially offset by the recording of adjustments to decrease the amounts of the valuation allowance previously established for deferred tax assets by approximately $125,000 and $273,000 for the three- and six-month periods ended June 30, 2003, respectively. Such adjustments to the valuation allowance reflect changes in estimates of deferred tax assets related to federal net operating loss carryforwards expected to be realized over the remainder of 2003 and in 2004. The Company recognized a provision of $21,000 for state income tax for the six-month period ended June 30, 2003. The provision is for California income tax for the years ended December 31, 2002 and 2003 and arises due to California’s suspension of the net operating loss tax credit for 2002 and 2003. A deferred tax asset of $17,000 recorded in 2002 related to benefits expected to be realized from California net operating loss carryforwards was reversed in 2003 due to California’s suspension of the net operating loss credit. The Company estimates that approximately $277,000 of previously recognized deferred tax assets related to federal net operating loss carryforwards were utilized in the six-month period ended June 30, 2003 to offset the current provision for federal income taxes, resulting in a net liability of $13,000 for federal income taxes as of June 30, 2003.

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003

Solution Area Services:
Interactive Media Consulting	$621	$791	$1,126	$1,549
Interactive Media Systems Integration	1,412	1,332	2,363	2,546
Technology Infrastructure Consulting	478	452	840	787
E-Business Consulting	525	684	1,022	1,365
Outsourced Services	324	181	681	364

Total Solution Area Services	$3,360	$3,440	$6,032	$6,611
Ancillary Services & Product Sales:
Information System Product Sales	$59	$69	$185	$121
Other Services	17	24	36	46

Total Ancillary Services & Product Sales	$76	$93	$221	$167

Consolidated Revenue from External Customers	$3,436	$3,533	$6,253	$6,778

         Certain of the Company’s segments also perform services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

	Revenue from Related Entities
(Dollars in thousands)	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003

Solution Area Services	$19	$—	$20	$4
Ancillary Services & Product Sales	—	—	3	—

Total Revenue from Related Entities in Other Segments	$19	$—	$23	$4

Allin Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

	Gross Profit
(Dollars in thousands)	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003

Solution Area Services:
Interactive Media Consulting	$408	$628	$725	$1,191
Interactive Media Systems Integration	516	596	880	1,166
Technology Infrastructure Consulting	282	236	480	408
E-Business Consulting	301	331	598	682
Outsourced Services	88	41	183	79

Total Solution Area Services	$1,595	$1,832	$2,866	$3,526
Ancillary Services & Product Sales:
Information System Product Sales	$13	$41	$66	$61
Other Services	17	24	35	46

Total Ancillary Services & Product Sales	$30	$65	$101	$107

Consolidated Gross Profit	$1,625	$1,897	$2,967	$3,633

Assets

         Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands) As of June 30	2002	2003
Solution Area Services:
Interactive Media Consulting	$281	$401
Interactive Media Systems Integration	823	1,528
Technology Infrastructure Consulting	1,392	1,249
E-Business Consulting	1,035	1,517
Outsourced Services	1,279	885

Total Solution Area Services	$4,810	$5,580
Ancillary Services & Product Sales:
Information System Product Sales	$30	$46
Other Services	60	64

Total Ancillary Services & Product Sales	$90	$110
Corporate	2,610	4,097
Discontinued Operations – Digital Imaging	22	—

Consolidated Total Assets	$7,532	$9,787

Independent Accountants’ Report

To the Shareholders of Allin
Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and Subsidiaries as of June 30, 2003, the related consolidated statements of operations for the three and six months ended June 30, 2003, and the consolidated statement of cash flows for the six months ended June 30, 2003. These financial statements are the responsibility of the Company’s management.

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

The consolidated balance sheet for the year ended December 31, 2002 was audited by other auditors whose report, dated February 19, 2003, expressed an unqualified opinion on that statement. The consolidated statements of operations for the three and six months ended June 30, 2002 and the consolidated statement of cash flows for the six months ended June 30, 2002 were reviewed by other accountants whose report dated July 25, 2002, indicated they were not aware of any material modification that needed to be made for these statements to be in conformity with U.S. generally accepted accounting principles.

/s/ MALIN, BERGQUIST & COMPANY, LLP

August 4, 2003

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

         The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the three- and six-month periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries.

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

         The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of June 30, 2003, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), formed in June 1994, Allin Corporation of California (“Allin Consulting-California”), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), acquired by the Company in August 1998, and Allin Network Products, Inc. (“Allin Network”), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania also performs outsourced technology-based services. Allin Holdings Corporation (“Allin Holdings”), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a

Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. (“Allin Digital”), which was formed in August 1996. Allin Digital ceased performing services for customers in the second quarter of 2002. Wrap-up of residual matters related to Allin Digital was completed in 2002. Allin Digital was merged into Allin Interactive on December 31, 2002. The results of Allin Digital’s operations for the three- and six-month periods ended June 30, 2002 are reflected as income from discontinued operations.

         The Interactive Media Solution Area focuses on interactive media application development and integration services and provides interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media develops applications based on the open architecture of Microsoft BackOffice products such as Windows NT and 2000, SQL Server and Internet Information Server. Management believes that interactive television solutions are cost-effective because they leverage centralized all-digital head-end equipment dynamically allocated to deliver advanced applications across digital networks, radio frequency distribution systems or hybrid systems to end-user monitors or televisions. The centralized head-end architecture also interfaces with the customer’s other information systems. The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. The essence of Interactive Media solution is to bring the functional equivalent of a Windows-based personal computer to every end user without the expense of supplying and servicing an actual computer for each potential user.

         Interactive Media’s customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). The Company’s expertise in designing and installing interactive systems has been recognized in the cruise industry. Twenty-five shipboard interactive television systems installed by the Interactive Media Solution Area since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Six additional system installations are either in process in the third quarter of 2003 or are under contract for 2003 and 2004 for Costa and Royal Caribbean. The Company’s management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Over thirty applications have been developed by Interactive Media for the cruise industry to generate incremental revenue, promote operating efficiencies and enhance customer service. Among these applications are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content. Interactive Media’s management estimates that the revenue producing applications developed for, and implemented on, cruise ships will generate more than $200 million of revenue for the cruise lines in 2003. Interactive Media operational and marketing personnel have extensive experience in the cruise industry. Management believes that Interactive Media’s extensive tenure and unmatched experience in operations and applications development make the Company the industry leader in providing interactive television services to the cruise market. The Company intends to emphasize this industry leadership position in marketing Interactive Media services to the cruise industry. Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.

         The Technology Infrastructure Solution Area focuses on customers’ network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers. Technology Infrastructure services focus on Microsoft BackOffice technology including Windows XP, 2000 and 2003 Server, SQL Server, Systems Management Server, Exchange Server and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000, Active Directory and SharePoint and utilize both Microsoft’s

Real Time Communication Server and Research in Motion’s Blackberry Server and devices to create mobile solutions. Security-oriented projects often utilize Microsoft Internet Security & Acceleration Server technology as well as NetIQ products designed for network monitoring. The Company believes that Technology Infrastructure services enable its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

         The E-Business Solution Area provides solutions based on Microsoft technology focused on application development and integration, business intelligence and information management portals. E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers. E-Business solutions emphasize Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems. E-Business develops solutions based on Microsoft’s Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs. E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server and .NET to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures. Using Microsoft technology such as Content Management Server, SharePoint, SQL Server and Exchange 2000, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format. E-Business performs solutions services for web applications using Visual Studio .NET with SQL Server.

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

         The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these are the operating relationships with On Command Video Corporation (“On Command”) and Microsoft. On Command’s end-user components and computer hardware platforms and configurations and associated operating software are utilized by the Company for its interactive television systems integration projects. On Command is one of the world’s largest providers of interactive television services to the lodging industry. Through extensive research and development efforts, On Command has developed specifications and configurations for computer hardware, end-user components and operating software that facilitate efficient and reliable interactive television operations. The Company has designed and developed unique application software which maximizes the capabilities of the On Command hardware platforms for the Company’s customers. During 2002, Interactive Media began to implement a new generation all-digital head-end On Command hardware platform. The new platform takes advantage of the increased availability of digitally-formatted movie content and offers functionality and reliability improvements and reductions in head-end equipment costs. Allin Interactive entered a new License and Supply Agreement with On Command, effective June 30, 2003, replacing a previously existing Supplier Agreement. The License and Supply Agreement has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, On Command grants Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term, and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. The License and Supply Agreement provides for the grant from On Command to Allin Interactive of a non-exclusive, perpetual license to use, market, distribute and maintain the On Command software as well as rights to modify and sublicense the software. License fees are to be determined by mutual agreement. The License and Supplier Agreement is included as Exhibit 10.1 to this Report on Form 10-Q.

         The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners, Allin Consulting-California for Enterprise Systems and Allin Consulting-Pennsylvania for both Enterprise Systems and Security Solutions. The Microsoft Gold Certified Partner program recognizes the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Allin Consulting-Pennsylvania was the first partner in the Pittsburgh area awarded gold status in either of these Microsoft-designated disciplines and was also the first partner in the Pittsburgh area to receive dual designations. Allin Consulting-Pennsylvania is also designated under the Microsoft Project Partner Program for demonstrated capabilities in developing and deploying project management solutions. Allin Consulting-California is a member of Microsoft’s Technical Infrastructure and Business Intelligence Partner Advisory Councils. Council members are a select group of Microsoft Solution Providers from around the world with a successful history of implementing Microsoft technology who work closely with Microsoft to provide guidance on key issues that ultimately shape Microsoft’s channel-based strategy for delivering customer solutions and services. Allin Consulting-California’s role as a member of these Advisory Councils has positioned it to quickly develop solutions expertise in new Microsoft technologies. In 2002, Allin Consulting-California was named to the Northern California .NET Blitz team which is a select group of partners that provide custom training on behalf of Microsoft to extend .NET awareness and encourage development on the Microsoft .NET platform. In 2003, Allin Consulting-California is also working with Microsoft as a member of its Rapid Application Deployment teams for both Windows Server 2003 and Office System 2003. Team members will assist Microsoft in building awareness of the capabilities of these new products and in encouraging implementation and applications development associated with these products. Additionally, Allin Consulting-California, Allin Consulting-Pennsylvania and Allin Interactive are certified as Microsoft Solutions Provider Partners. The Company intends to continue its specialization in Microsoft-based technology.

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

         The Company’s operating segments fall under two groups, Solution Area Services and Ancillary Services & Product Sales. In addition to the solution areas discussed above, another operating segment, Outsourced Services, is also included under Solution Area Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. All Outsourced Services engagements utilize the customer-managed delivery method. The technical resources dedicated to Outsourced Services offer capabilities in a broad array of technologies, including services and application development based on Microsoft, Oracle and Informix software and products. Outsourced Services is grouped with Solution Area Services because the services are overseen by executive management and support personnel in the Company’s Pittsburgh office with responsibility for all of the Pittsburgh-based solution area operations.

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

         Revenue recognized on the percentage of completion or proportional performance bases was approximately 58% and 59% of the Company’s total revenue for the three- and six-month periods ended June 30, 2003, respectively, and approximately 46% and 44% of the Company’s total revenue for the three- and six-month periods ended June 30, 2002, respectively. Usage of the percentage of completion or proportional performance methods can result in unwarranted acceleration of, or delay in, recognition of revenue and cost of sales if management’s estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in each update of revenue and cost of sales recognition being based on the latest available information. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled receivables, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company’s Consolidated Balance Sheets.

         Goodwill and Intangible Assets.   The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) in amortizing, if applicable, and periodically evaluating potential impairment of intangible assets. The Company’s assets of this type include goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998 and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. As of June 30, 2003, recognized balances for the customer list and goodwill were approximately $1,444,000 and $790,000, respectively. The Company performs its annual review for potential impairment of goodwill and other intangible assets as of January 1 each year.

         The Company estimates the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through an estimate of the undiscounted cash flows attributable to the customers included on the acquired list. This calculation requires the Company’s management to make estimates of future revenue and income from operations of Allin Consulting-Pennsylvania and period-to-period growth-rate assumptions for revenue and expenses. Management utilizes future projections for Allin consulting-Pennsylvania and industry information concerning expected growth in technology consulting to develop assumptions and estimates of future cash flows. Management believes that the customers on the acquired list will account for a diminishing proportion of Allin Consulting-Pennsylvania’s revenue over future periods. Management utilizes historical information related to business derived from customers on the acquired list and future expectations to estimate the proportions of projected cash flows in future periods to attribute to the customer list. Accordingly, management believes customer list is an asset with a definite life and the Company is amortizing the recorded value of the customer list over a useful life extending through 2013, which matches the period of attributed cash flows in the Company’s most recent estimate. Industry analysis as of early 2003 included more conservative growth forecasts for technology consulting services than as of the beginning of 2002. As of January 1, 2003, the estimated fair value of the customer list exceeded the recorded value of the customer list, but by a substantially lower amount than as of January 1, 2002, indicating increasing risk for future impairment if recovery from the current economic downturn occurs later or is weaker than is projected in recent industry forecasts or if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected. Due to this, the Company also estimated the fair value the customer list as of March 31, 2003 in a manner consistent with that described above for the 2003 annual test. The estimated fair value of the customer list exceeded the recorded value. The Company will continue to monitor the factors relevant to its fair value estimate for the customer list on an ongoing basis for indicators of potential impairment, and will conduct future tests for potential impairment on an annual basis or more frequently if indicators of potential impairment arise.

         In order to test for potential impairment of goodwill, the Company attributes the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes sources of industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The industry valuation multiple utilized in the 2003 annual test represented a decrease of over 25% from the multiple used as of January 1, 2002, reflecting lower future growth expectations in the technology consulting industry. The estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, except for the Pittsburgh-based Outsourced Services reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $11,000. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $11,000 in January 2003. The Company believed industry conditions were indicative of the potential for further impairment of goodwill and that testing on a more frequent basis than annual was warranted. The Company completed additional estimates of the fair value of goodwill as of March 31, 2003 and as of June 30, 2003 in a manner consistent with that described above for the 2003 annual test. As of March 31, 2003, the estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, except for the Pittsburgh-based Technology Infrastructure reporting unit, where the recorded value of recognized assets exceeded the estimated fair value by approximately $16,000. Allin Consulting-Pennsylvania recorded a loss due to impairment of goodwill of approximately $16,000 in March 2003. As of June 30, 2003, the estimated fair value of each reporting unit exceeded the recorded value of the recognized assets plus goodwill, but the excesses of estimated fair value over recorded value were small for both the Technology Infrastructure and Outsourced Services reporting units. The Company will continue to monitor the factors relevant to its fair value estimate for goodwill and the attribution of assets to reporting units on an ongoing basis for indicators of potential impairment, and will conduct future tests for potential impairment on an annual basis or more frequently if indicators of potential impairment arise.

         Income Taxes.   The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. The Company believes that material uncertainty continues to exist as of June 30, 2003 as to the long-term realization of the deferred tax benefits given the Company’s relatively brief history of positive earnings and risks associated with operations including concentration of the Company’s revenue among a small number of customers and concentration of these customers in one industry. However, based on the results of operations over the second half of 2001, 2002 and the first half of 2003, the Company has reduced the valuation allowance for deferred tax assets such that net deferred tax assets of $251,000, including a current portion of $182,000 and a non-current portion of $69,000, are included in the Company’s Consolidated Balance Sheet as of June 30, 2003. The Company expects to realize the benefits from these deferred tax assets over the remainder of 2003 and in 2004. Accounting for income taxes requires management to make estimates of expected results of operations in current and future periods, adjustments to estimated results of operations due to differences in recognition between the financial reporting and tax bases of income, estimates of deferred tax benefits related to net operating loss carryforwards and estimates of temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. In accounting for income taxes, management uses its judgment based on historical experience, terms of existing contracts, expectations regarding future business opportunities with current and potential customers, developments in federal and state corporate income tax statutes and practices, information available from customers, publicly available information and other factors deemed reasonable under the circumstances.

         The Consolidated Statement of Cash Flows for the six-month period ended June 30, 2002 included in this Report on Form 10-Q reflects reclassifications to the statement as previously reported in the Company’s Report on Form 10-Q for the period ended June 30, 2002. The reclassifications have been made to conform the prior period information to the current presentation of this statement. The reclassifications did not impact the Company’s results of operations or earnings per share during the three- or six-month periods ended June 30, 2002 and accordingly, no changes have been made to the Consolidated Statement of Operations for these periods. Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities. Previously, the changes had been presented on a net basis. Also, the provision for uncollectible accounts receivable is reflected as an adjustment to reconcile the net loss to net cash flows from operating activities in cash flows from operating activities. Previously, the provision for uncollectible accounts receivable had been presented as a component of the change in accounts receivable under changes in certain assets and liabilities in cash flows from operating activities. There is no change to the aggregate net cash flows provided by operating activities for the period ended June 30, 2002.

Certain Related Party Transactions

         During the three- and six-month periods ended June 30, 2002 and 2003, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and products and leases for office space. Services and products sold represented less than 1% of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services and products represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services and products is similar to that which could have been obtained from non-related entities.

         The Company’s office space in Pittsburgh, Pennsylvania is leased from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this lease was approximately $34,000 and $68,000 during the three- and six-month periods ended June 30, 2003, respectively, which represented 2% of selling, general and administrative expenses during each of these periods. Rental expense related to this lease was approximately $47,000 and $81,000 during the three- and six-month periods ended June 30, 2002, respectively, which represented 3% of selling, general and administrative expenses during each of these periods. The Company’s management believes that the lease rates were competitive with the marketplace for similar commercial real estate at the time the lease was entered into in 1997. The lease expired on January 31, 2002. Management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company’s monthly rent expense has been reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue

         The Company’s total revenue for the three months ended June 30, 2003 was $3,533,000, an increase of $97,000, or 3%, from total revenue of $3,436,000 for the three months ended June 30, 2002. The Company’s Interactive Media and E-Business Solution Areas experienced increases in revenue in the second quarter of 2003 as compared to the second quarter of 2002. The increases were partially offset by period-to-period declines in revenue for the Technology Infrastructure Solution Area and the Company’s Outsourced Services operations.

         The Company’s solution area revenue, after elimination of intercompany sales, was $3,440,000 for the three months ended June 30, 2003, including $2,123,000 for Interactive Media, $452,000 for Technology Infrastructure, $684,000 for E-Business and $181,000 for Outsourced Services. Comparable solution area revenue for the three months ended June 30, 2002 was $3,360,000 in total, including $2,033,000 for Interactive Media, $478,000 for Technology Infrastructure, $525,000 for E-Business and $324,000 for Outsourced Services.

         Revenue for the Interactive Media Solution Area for the three months ended June 30, 2003 included $791,000 for interactive media consulting and $1,332,000 for interactive media systems integration. Interactive Media revenue for the three months ended June 30, 2002 included $621,000 for interactive media consulting and $1,412,000 for interactive media systems integration. The period-to-period increase in revenue for the Interactive Media Solution Area was 4%. The period-to-period decline in interactive media systems integration revenue reflected the late 2002 introduction of a new generation all-digital head-end On Command hardware platform for systems integration projects. The new platform offers functionality and reliability improvements and reductions in head-end equipment costs, enabling the Company to reduce interactive television system pricing for its customers. The Interactive Media Solution Area’s consulting and systems integration services have historically been highly concentrated, predominantly with customers in the cruise industry. During the second quarter of 2003, over 99% of Interactive Media revenue was derived from cruise industry customers, primarily Carnival, Costa and Royal Caribbean. The majority of the revenue in both periods related to applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. These projects are of many months’ duration, but a project will typically experience a period of peak activity coincident with the majority of the on-site labor at the shipyard for newly built ships or on the ship for ships in service. The timing of the peak activity is dependent on many factors including shipyard construction schedules for system installations on new ships and itinerary considerations and cabin availability for installations on ships already in service. Since the Company has limited control of these factors, the degree of activity on shipboard installations can vary substantially from quarter to quarter resulting in significant variation in revenue. The similarity of revenue levels when comparing the second quarter of 2003 to the second quarter of 2002 is therefore coincidental and not necessarily indicative of results in any future period. The second quarter of 2003 included the majority of the peak activity periods for two ship systems and a portion of the peak activity for a third ship system while the second quarter of 2002 included the peak activity periods for two ship systems. Based on the Company’s backlog of Interactive Media projects and current schedule expectations, Interactive Media revenue expected to be realized over the second half of 2003 will be slightly lower than that realized in the first half of 2003. However, this expectation is subject to uncertainty due to several factors. Unanticipated schedule changes may result in project delays that could negatively impact revenue expected to be realized in the second half of 2003. Cruise line passenger levels and revenue have been negatively affected by recent general economic conditions and may be subject to sudden declines as followed the September 2001 incidents of terrorism in the United States. If cruise industry passenger levels and revenue declines, the cruise lines could potentially seek to delay projects currently expected to be performed in 2003. Due to these factors and other considerations there can be no assurance that the Company’s Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the second quarter of 2003 or that any increases realized will result in the desired improvement to the Company’s financial condition or results of operations.

         Technology Infrastructure revenue decreased $26,000, or 5%, in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Management attributes the decline in period-to-period Technology Infrastructure revenue to a continuation of soft demand for technology consulting services throughout 2002 and the first half of 2003 as a result of recent domestic economic conditions on technology spending. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment. Economic conditions have resulted in a decrease in spending on technology-related services and equipment since early 2001, as compared to prior levels, which has negatively impacted the demand for the services offered by the Technology Infrastructure Solution Area. However, management believes that certain industry trends, as discussed in the Company’s Report on Form 10-K for the year ended December 31, 2002 in Item 1, Business under the caption “Industry Overview – Technology Consulting Services,” including security concerns and expected growth in web services architecture and wireless access to distributed networks, will foster eventual growth in long-term demand for Technology Infrastructure services. There can be no assurance, however, that these trends will result in the realization of future revenue equal to or greater than current levels for the Technology Infrastructure Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

         The E-Business Solution Area realized a revenue increase of $159,000, or 30%, for the three months ended June 30, 2003, as compared with the three months ended June 30, 2002. Management attributes the increase primarily to several factors. Management believes the impact of the Internet continues to result in businesses seeking seamless access of employees, customers and suppliers to business knowledge capital and transactional systems through company portals, extranet-based supply chains and business intelligence solutions, thereby continuing to drive opportunities for E-Business consulting for the custom development of applications and interfaces with business transaction systems. E-Business projects less frequently involve significant technology hardware upgrades than infrastructure-related projects. Consequently, management believes demand for E-Business projects that may have been delayed with the decline in technology-based spending due to the effect of economic conditions since 2000 may experience recovery earlier than demand for infrastructure-related services. Management believes the need to remain competitive will prompt businesses to undertake technology-based projects that offer functionality improvements and operating efficiencies and that deferred demand for E-Business services contributed to the period-to-period increase in revenue. However, management also believes that early recovery in revenue will result from increased utilization of available consulting resources and that a prolonged increase in demand will be necessary to reverse a downward trend in pricing over the last year resulting from intense competition for available projects. Factors that impact the demand for E-Business services may change in the future. Consequently, there can be no assurance that the Company will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations. Another factor contributing to the period-to-period increase in E-Business revenue was a greater number of large customer engagements in the second quarter of 2003 for both the Pittsburgh and Northern California E-Business operations. Four customers individually account for greater than ten percent of E-Business revenue in the second quarter of 2003 as compared with three customers in the second quarter of 2002. The large engagements in the second quarter of 2003 include a customer newly obtained since mid-2002, renewal of activity in a previously existing customer relationship where activity had diminished and increased revenue generation from a technology partner channel. Management believes these are examples of the Company’s effective execution of its marketing strategy, including fostering long-term relationships with customers, reaching new customers and effectively utilizing technology partner channels. There can be no assurance that the Company will be successful in future periods at obtaining large project engagements that would result in significant period-to-period revenue increases.

         Revenue from the Company’s Outsourced Services declined $143,000, or 44%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Although the Company broadened the scope of services offered on an outsourced basis in 2002 to include applications development based on Microsoft, Oracle and Informix software and products, management believes this will only slow, but not reverse, a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

         The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $93,000 during the three months ended June 30, 2003, including $69,000 for information system product sales and $24,000 for other services. Ancillary services & product sales revenue of $76,000 was recognized during the three months ended June 30, 2002, including $59,000 for information system product sales and $17,000 for other services. The majority of information system product sales are with the Company’s cruise line customers for replacement interactive television equipment and spare parts for their shipboard interactive television systems. There is substantial period-to-period variability in the level of these sales. Management attributes the increase in sales comparing the second quarter of 2003 to the second quarter of 2002 to this normal variability. Revenue from other services was fairly consistent on a period-to-period basis for website hosting and archival fees, commissions from several vendors related to product referrals and commissions related to the 2000 sale of certain contracts for network monitoring services. Revenue in the second quarter of 2003 also included a small placement fee.

Cost of Sales and Gross Profit

         The Company recognized cost of sales of $1,636,000 during the three months ended June 30, 2003, as compared to $1,811,000 during the three months ended June 30, 2002. The decrease in cost of sales of $175,000, or 10%, occurred despite a 3% period-to-period increase in revenue for the Company’s operations. Gross profit of $1,897,000 was recognized for the three months ended June 30, 2003 as compared to $1,625,000 for the three months ended June 30, 2002, an increase of $272,000, or 17%. Gross profit as a percentage of revenue increased from 47% in the second quarter of 2002 to 54% in the second quarter of 2003. The introduction of a new On Command all-digital hardware platform in late 2002 resulted in equipment cost savings, thereby decreasing cost of sales for interactive media systems integration projects. Although price reductions for customers also resulted in a decline in interactive media systems integration revenue, increases in the Company labor-based consulting services more than offset this decline and resulted in the higher-margin labor-based services representing a greater proportion of overall revenue, resulting in the increase in gross profit as a percent of revenue.

         The Company’s solution areas recorded a total of $1,608,000 for cost of sales during the three months ended June 30, 2003, including $899,000 for Interactive Media, $216,000 for Technology Infrastructure, $353,000 for E-Business and $140,000 for Outsourced Services. Cost of sales for the three months ended June 30, 2002 was $1,765,000 in total, including $1,109,000 for Interactive Media, $196,000 for Technology Infrastructure, $224,000 for E-Business and $236,000 for Outsourced Services. Gross profit for the Company’s solution areas for the three months ended June 30, 2003 was $1,832,000, including $1,224,000 for Interactive Media, $236,000 for Technology Infrastructure, $331,000 for E-Business and $41,000 for Outsourced Services. Gross profit for the three months ended June 30, 2002 was $1,595,000 in total, including $924,000 for Interactive Media, $282,000 for Technology Infrastructure, $301,000 for E-Business and $88,000 for Outsourced Services.

         Cost of sales for the Interactive Media Solution Area for the three months ended June 30, 2003 included $163,000 for interactive media consulting and $736,000 for interactive media systems integration. Interactive Media cost of sales for the three months ended June 30, 2002 included $213,000 for interactive media consulting and $896,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the three months ended June 30, 2003 included $628,000 for interactive media consulting and $596,000 for interactive media systems integration. Interactive Media gross profit for the three months ended June 30, 2002 included $408,000 for interactive media consulting and $516,000 for interactive media systems integration. The period-to-period decrease in consulting cost of sales and increase in consulting gross profit were primarily attributable to enhanced operational efficiency combined with a greater proportion of consulting activity on a fixed-price basis in the second quarter of 2003 than in the second quarter of 2002. Fixed-price projects represent a greater financial risk to the Company because many factors which might increase project-associated labor, such as scheduling and access to ships may be beyond the Company’s control. Fixed-price projects that experience optimal operational efficiency result in a higher proportion of gross profit to revenue than is typical for time-based services. As noted above, the introduction of a new On Command all-digital hardware platform in late 2002 resulted in equipment cost savings decreasing cost of sales for interactive media systems integration projects when comparing the second quarter of 2003 to the second quarter of 2002. The period-to-period increase in gross profit from systems integration resulted from the Interactive Media’s ongoing efforts to control project-associated costs through such means as high-volume purchasing to reduce equipment costs on a unit basis.

         Technology Infrastructure cost of sales increased $20,000 on a period-to-period basis from the second quarter of 2002 to the second quarter of 2003. Gross profit decreased $46,000, or 16%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Management attributes the margin erosion to intense competition in the marketplace for available technology-related projects, which has exerted downward pressure on pricing. Management believes the impact of recent domestic economic conditions on technology spending for consulting services or the equipment and software upgrades that will frequently accompany infrastructure solutions continued to negatively impact the Technology Infrastructure Solution Area in the second quarter of 2003. The decline in gross profit of 16% from the second quarter of 2002 to the second quarter of 2003 exceeded the period-to-period decline in revenue of 5%.

         E-Business gross profit increased $30,000, or 10%, in the second quarter of 2003, as compared to the second quarter of 2002, while the corresponding increase in revenue was 30%. The increase in gross profit is attributable to increased revenue resulting from deferred demand for E-Business services improving the utilization of consulting resources and an increase in the number of large engagements in the second quarter of 2003 as compared to the second quarter of 2002. Management believes that the lower rate of growth of gross profit in percentage terms as compared to revenue resulted from downward pressure on E-Business pricing due to the negative impact of recent domestic economic conditions on spending for technology-based services. Management believes improvement in utilization of consulting resources will occur prior to improvement in pricing. However, there can be no assurance that the Company will be able to take advantage of any such improvements, if and when they may occur.

         Gross profit realized on Outsourced Services declined from $88,000 in the second quarter of 2002 to $41,000 in the second quarter of 2003. The rate of decline in Outsourced Services gross profit of 53% exceeded the 44% period-to-period decline in revenue. Management attributes this to downward pressure on pricing due to the continuing negative impact of domestic economic conditions on spending for technology-based services.

         Cost of sales for the Company’s ancillary services and product sales was $28,000 for the three months ended June 30, 2003, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $46,000 for the three months ended June 30, 2002, again with all of the cost of sales for information system product sales. Gross profit on ancillary services and product sales was $65,000 for the three months ended June 30, 2003, including $41,000 for information system product sales and $24,000 for other services. Gross profit for ancillary services and product sales was $30,000 for the three months ended June 30, 2002, including $13,000 for information system product sales and $17,000 for other services. There is period-to-period variability in cost of sales associated with information system product sales to cruise industry customers as some of the sales involve replacement parts for older ship systems. The Company is able to fulfill some of these orders with equipment salvaged from ships formerly operated by the Company on an owner-operator model. The Company carries this equipment at a very low inventory value due to its age and the lack of a consistent market.

Selling, General & Administrative Expenses

         The Company recorded $1,366,000 in selling, general & administrative expenses during the three months ended June 30, 2003, including $76,000 for depreciation and amortization and $1,290,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,444,000 during the three months ended June 30, 2002, including $152,000 for depreciation and amortization and $1,292,000 for other selling, general & administrative expenses. The decrease in selling, general & administrative expenses of $78,000 is primarily attributable to a period-to-period reduction in depreciation expense.

         Management implemented expense reduction efforts in the first quarter of 2001 to reduce costs associated with the Company’s personnel resources and other expenses such as rent, travel and entertainment and communications costs. The full benefit of these efforts was realized by early 2002 when expense levels were reached that management believed were appropriate for the Company’s size and scope of operations. The Company has since sought to maintain other selling, general & administrative expenses at consistent levels, resulting in the comparability of expense levels between the second quarters of 2002 and 2003.

         Depreciation and amortization were $76,000 for the three months ended June 30, 2003, as compared to $152,000 for the three months ended June 30, 2002. The decrease of $76,000, or 50%, is due to significant levels of fixed assets reaching full depreciation in June and December 2002. The level of assets reaching full depreciation exceeded the level of new assets which were placed in service by the Company and its subsidiaries and which commenced depreciation subsequent to June 30, 2002. Amortization expense related to the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania experienced an $8,000 period-to-period reduction due to a revision in the estimated useful life of the customer list implemented in 2003.

Income from Continuing Operations

         The Company recorded income from continuing operations of $454,000 for the three months ended June 30, 2003, as compared to income from continuing operations of $171,000 for the three months ended June 30, 2002. The $283,000 improvement in results from continuing operations is attributable to the $97,000 period-to-period increase in revenue and the $175,000 and $78,000 period-to-period decreases in cost of sales and selling, general & administrative expenses, respectively, as a result of the factors discussed above. During the second quarter of 2003, the Company recorded a provision for income taxes of $70,000, partially offsetting the profitability improvement. The tax expense is the net of a provision related to second quarter 2003 operations and an increase in the estimate of deferred tax assets related to net operating loss carryforwards expected to be realized over the second half of 2003 and in 2004. As of June 30, 2002, the Company had not recorded deferred tax assets for net operating loss carryforwards expected to be realized in future periods due to the Company’s earnings history at that point in time. Consequently, the income tax provision related to operating results for the second quarter of 2002 was offset by the benefit from net operating loss carryforwards realized in that quarter.

Loss from Discontinued Operations

         During the three months ended June 30, 2002, the Company recorded a loss of $12,000 from its discontinued digital imaging operations. Activity in the second quarter of 2002 included sales of remaining inventory, fulfillment of technical support obligations and website hosting services. All digital imaging operations ceased in the second quarter of 2002 so no results from discontinued operations have been recognized in 2003.

Net Income

         The Company realized net income for the three months ended June 30, 2003 of $454,000 as compared to net income of $159,000 for the three months ended June 30, 2002. The significant factors in the profitability improvement were the period-to-period changes in revenue, gross profit and selling, general & administrative expenses, as discussed above.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue

         The Company’s total revenue for the six months ended June 30, 2003 was $6,778,000, an increase of $525000, or 8%, from total revenue of $6,253,000 for the six months ended June 30, 2002. The Company’s Interactive Media and E-Business Solution Areas experienced increases in revenue in the first half of 2003 as compared to the first half of 2002. The increases were partially offset by period-to-period declines in revenue for the Technology Infrastructure Solution Area and the Company’s Outsourced Services operations.

         The Company’s solution area revenue, after elimination of intercompany sales, was $6,611,000 for the six months ended June 30, 2003, including $4,095,000 for Interactive Media, $787,000 for Technology Infrastructure, $1,365,000 for E-Business and $364,000 for Outsourced Services. Comparable solution area revenue for the six months ended June 30, 2002 was $6,032,000 in total, including $3,489,000 for Interactive Media, $840,000 for Technology Infrastructure, $1,022,000 for E-Business and $681,000 for Outsourced Services.

         Revenue for the Interactive Media Solution Area for the six months ended June 30, 2003 included $1,549,000 for interactive media consulting and $2,546,000 for interactive media systems integration. Interactive Media revenue for the six months ended June 30, 2002 included $1,126,000 for interactive media consulting and

$2,363,000 for interactive media systems integration. The period-to-period increase in revenue for the Interactive Media Solution Area was 17%. During the first half of 2003, over 99% of Interactive Media revenue was derived from cruise industry customers, primarily Carnival, Costa and Royal Caribbean. The majority of the revenue in both periods related to applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. As discussed above, the timing of the peak activity related to shipboard system projects is dependent on many factors including shipyard construction schedules, itinerary considerations and cabin availability. Since the Company has limited control of these factors, the degree of activity on shipboard installations can vary substantially from period to period resulting in significant variation in revenue. The first half of 2003 included the majority of the peak activity periods for four ship systems and a portion of the peak activity for a fifth ship system while the first half of 2002 included the peak activity periods for two ship systems and portions of the peak activity period for two additional systems. The period-to-period change in project activity levels is the primary reason for the increase in Interactive Media revenue.

         Technology Infrastructure revenue decreased $53,000, or 6%, in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The comparative decline for the six-month periods is consistent in percentage terms with the quarterly period-to-period decline discussed above. Management attributes the decline in Technology Infrastructure revenue to a continuation of soft demand for technology consulting services throughout 2002 and the first half of 2003 due to the impact of recent domestic economic conditions on technology spending. Economic conditions have resulted in a decrease in spending on technology-related services and equipment since early 2001, as compared to prior levels, which has negatively impacted the demand for the services offered by the Technology Infrastructure Solution Area.

         The E-Business Solution Area realized a revenue increase of $343,000, or 34%, for the six months ended June 30, 2003, as compared with the six months ended June 30, 2002. The comparative increase for the six-month periods is consistent in percentage terms with the quarterly period-to-period increase discussed above. Management attributes the six-month period increase to the same factors as discussed above related to the quarterly periods. Management believes the need to remain competitive will prompt businesses to undertake technology-based projects that offer functionality improvements and operating efficiencies and that deferred demand for E-Business services, resulting from the effect of economic conditions on the demand for technology-based services in 2001 and 2002, contributed to the period-to-period increase in revenue. However, as noted above, management believes that early recovery in revenue will result from increased utilization of available consulting resources and that a prolonged increase in demand will be necessary to reverse a downward trend in pricing over the last year resulting from intense competition for available projects. Another factor contributing to the period-to-period increase in E-Business revenue was a greater number of large customer engagements in the first half of 2003 for both the Pittsburgh and Northern California E-Business operations. Four customers individually account for greater than ten percent of E-Business revenue in the first half of 2003 as compared with two customers in the first half of 2002. Factors that impact the demand for E-Business services may change in the future. Consequently, there can be no assurance that the Company will be successful in future periods at obtaining large project engagements, will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

         Revenue from the Company’s Outsourced Services declined $317,000, or 47%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Although the Company broadened the scope of services offered on an outsourced basis in 2002 to include applications development based on Microsoft, Oracle and Informix software and products, management believes this will only slow, but not reverse, a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

         The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $167,000 during the six months ended June 30, 2003, including $121,000 for information system product sales and $46,000 for other services. Ancillary services & product sales revenue of $221,000 was recognized during the six months ended June 30, 2002, including $185,000 for information system product sales and $36,000 for other services. The majority of information system product sales are with the Company’s cruise line customers for replacement interactive television equipment and spare parts for their shipboard interactive television systems. There is substantial period-to-period variability in the level of these sales. Management attributes the decline in sales, comparing the first half of 2003 to the first half of 2002, to this normal variability.

Cost of Sales and Gross Profit

         The Company recognized cost of sales of $3,145,000 during the six months ended June 30, 2003, as compared to $3,286,000 during the six months ended June 30, 2002. The decrease in cost of sales of $141,000, or 4%, occurred despite a 8% period-to-period increase in revenue for the Company’s operations. As noted above, the introduction of a new On Command all-digital hardware platform in late 2002 resulted in equipment cost savings decreasing cost of sales for interactive media systems integration projects. Gross profit of $3,633,000 was recognized for the six months ended June 30, 2003, as compared to $2,967,000 for the six months ended June 30, 2002, an increase of $666,000, or 22%. Gross profit as a percentage of revenue increased from 47% in the first half of 2002 to 54% in the first half of 2003.

         The Company’s solution areas recorded a total of $3,085,000 for cost of sales during the six months ended June 30, 2003, including $1,738,000 for Interactive Media, $379,000 for Technology Infrastructure, $683,000 for E-Business and $285,000 for Outsourced Services. Cost of sales for the six months ended June 30, 2002 was $3,166,000 in total, including $1,884,000 for Interactive Media, $360,000 for Technology Infrastructure, $424,000 for E-Business and $498,000 for Outsourced Services. Gross profit for the Company’s solution areas for the six months ended June 30, 2003 was $3,526,000, including $2,357,000 for Interactive Media, $408,000 for Technology Infrastructure, $682,000 for E-Business and $79,000 for Outsourced Services. Gross profit for the six months ended June 30, 2002 was $2,866,000 in total, including $1,605,000 for Interactive Media, $480,000 for Technology Infrastructure, $598,000 for E-Business and $183,000 for Outsourced Services.

         Cost of sales for the Interactive Media Solution Area for the six months ended June 30, 2003 included $358,000 for interactive media consulting and $1,380,000 for interactive media systems integration. Interactive Media cost of sales for the six months ended June 30, 2002 included $401,000 for interactive media consulting and $1,483,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the six months ended June 30, 2003 included $1,191,000 for interactive media consulting and $1,166,000 for interactive media systems integration. Interactive Media gross profit for the six months ended June 30, 2002 included $725,000 for interactive media consulting and $880,000 for interactive media systems integration. The period-to-period decrease in consulting cost of sales and increase in consulting gross profit were primarily attributable to enhanced operational efficiency combined with a greater proportion of consulting activity on a fixed-price basis in the first half of 2003 than in the first half of 2002. Fixed-price projects represent a greater financial risk to the Company because many factors which might increase project-associated labor may be beyond the Company’s control. Accordingly, fixed-price projects that experience optimal operational efficiency, including most of those performed in the first half of 2003, result in a higher proportion of gross profit to revenue than is typical for time-based services. Also as noted above, the introduction of a new On Command all-digital hardware platform in late 2002 resulted in equipment cost savings, thereby decreasing cost of sales for interactive media systems integration projects when comparing the first half of 2003 to the first half of 2002. The period-to-period increase in gross profit from systems integration resulted from the Interactive Media’s ongoing efforts to control project associated costs through such means as high volume purchasing to reduce equipment costs on a unit basis.

         Technology Infrastructure cost of sales increased $19,000 from the first half of 2002 to the first half of 2003. Gross profit decreased $72,000, or 15%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Management attributes the margin erosion to intense competition in the marketplace for available technology-related projects, which has exerted downward pressure on pricing. In percentage terms, the period-to-period decline in gross profit from the first half of 2002 to the first half of 2003 exceeded the decline in revenue, 15% to 9%.

         E-Business gross profit increased $84,000, or 14%, in the first half of 2003 as compared to the first half of 2002, while the corresponding increase in revenue was 34%. The increase in gross profit is attributable to increased revenue resulting from deferred demand for E-Business services improving the utilization of consulting resources and an increase in the number of large engagements in the first half of 2003, as compared to the first half of 2002. Management believes that the lower rate of growth of gross profit in percentage terms as compared to revenue resulted from downward pressure on E-Business pricing due to the negative impact of recent domestic economic conditions on spending for technology-based services. Management believes improvement in utilization of consulting resources will occur prior to improvement in pricing.

         Gross profit realized on Outsourced Services declined from $183,000 in the first half of 2002 to $79,000 in the first half of 2003. The rate of decline in Outsourced Services gross profit of 57% exceeded the 43% period-to-period decline in revenue. Management also attributes this to downward pressure on pricing due to the continuing negative impact of domestic economic conditions on spending for technology-based services.

         Cost of sales for the Company’s ancillary services and product sales was $60,000 for the six months ended June 30, 2003, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $120,000 for the six months ended June 30, 2002, including $119,000 for information system product sales and $1,000 associated with other services. Gross profit on ancillary services and product sales was $107,000 for the six months ended June 30, 2003, including $61,000 for information system product sales and $46,000 for other services. Gross profit for ancillary services and product sales was $101,000 for the six months ended June 30, 2002, including $66,000 for information system product sales and $35,000 for other services. There is period-to-period variability in cost of sales associated with information system product sales to cruise industry customers as some of the sales involve replacement parts for older ship systems. The Company is able to fulfill some of these orders with equipment salvaged from ships formerly operated by the Company on an owner-operator model. The Company carries this equipment at a very low inventory value due to its age and the lack of a consistent market.

Selling, General & Administrative Expenses

         The Company recorded $2,858,000 in selling, general & administrative expenses during the six months ended June 30, 2003, including $150,000 for depreciation and amortization, $27,000 for losses from impairment or disposal of assets and $2,681,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $2,995,000 during the six months ended June 30, 2002, including $301,000 for depreciation and amortization and $2,694,000 for other selling, general & administrative expenses. The decrease in selling, general & administrative expenses of $137,000 is primarily attributable to a period-to-period reduction in depreciation expense.

         Management implemented expense reduction efforts in the first quarter of 2001 to reduce costs associated with the Company’s personnel resources and other expenses such as rent, travel and entertainment and communications costs. The full benefit of these efforts was realized by early 2002 when expense levels were reached that management believed were appropriate for the Company’s size and scope of operations. The Company has since sought to maintain other selling, general & administrative expenses at consistent levels, resulting in the comparability of expense levels between the first halves of 2002 and 2003.

         The Company recorded $27,000 for losses due to impairment or disposal of assets during the six months ended June 30, 2003, principally from impairment of goodwill associated with Allin Consulting-Pennsylvania’s Technology Infrastructure and Outsourced Services reporting units. See Goodwill and Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the impairment of goodwill. No losses due to impairment or disposal of assets were recorded in the six months ended June 30, 2002.

         Depreciation and amortization were $150,000 for the six months ended June 30, 2003 as compared to $301,000 for the six months ended June 30, 2002. The decrease of $151,000, or 50%, is due to significant levels of fixed assets reaching full depreciation in June and December 2002. The level of assets reaching full depreciation exceeded the level of new assets which were placed in service by the Company and its subsidiaries and which commenced depreciation subsequent to June 30, 2002. Amortization expense related to the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania experienced an $16,000 period-to-period reduction due to a revision in the estimated useful life of the customer list implemented in 2003.

Income (Loss) from Continuing Operations

         The Company recorded income from continuing operations of $700,000 for the six months ended June 30, 2003, as compared to a loss from continuing operations of $37,000 for the six months ended June 30, 2002. The $737,000 improvement in results from continuing operations is attributable to the $525,000 period-to-period increase in revenue and the $141,000 and $137,000 period-to-period decreases in cost of sales and selling, general & administrative expenses, respectively, as a result of the factors discussed above. During the first half of 2003, the Company recorded a provision for income taxes of $55,000, partially offsetting the profitability improvement. The tax expense is the net of a provision related to first half 2003 operations and an increase in the estimate of deferred tax assets related to net operating loss carryforwards expected to be realized over the second half of 2003 and in 2004. As of June 30, 2002, the Company had not recorded deferred tax assets for net operating loss carryforwards expected to be realized in future periods due to the Company’s earnings history at that point in time. Consequently, the income tax provision related to operating results for the first half of 2002 was offset by the benefit from net operating loss carryforwards realized in that period.

Loss from Discontinued Operations

         During the six months ended June 30, 2002, the Company recorded a loss of $5,000 from its discontinued digital imaging operations. Activity in the first half of 2002 included sales of remaining inventory, fulfillment of technical support obligations and website hosting services. All digital imaging operations ceased in the second quarter of 2002 so no results from discontinued operations have been recognized in 2003.

Net Income (Loss)

         The Company realized net income for the six months ended June 30, 2003 of $700,000 as compared to a net loss of $42,000 for the six months ended June 30, 2002. The significant factors in the profitability improvement were the period-to-period changes in revenue, gross profit and selling, general & administrative expenses, as discussed above.

Liquidity and Capital Resources

         At June 30, 2003, the Company had cash and liquid cash equivalents of $4,241,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2002 was an increase of $2,346,000, which resulted primarily from cash flows provided by operations.

         The Company recognized net income for the six months ended June 30, 2003 of $700,000. The Company recorded net non-cash expenses of $198,000, including $150,000 for depreciation of property and equipment and amortization of intangible assets, $27,000 for losses from impairment or disposal of assets and $21,000 related to the provision for income taxes, resulting in net cash provided of $898,000 related to the income statement. Working capital adjustments resulted in net cash provided of $1,662,000. Major working capital adjustments resulting in cash provided included a decrease in accounts receivable of $2,797,000 and an increase in billings in excess of costs and estimated gross margins of $674,000. These were partially offset by working capital adjustments resulting in cash used, which included decreases in accounts payable and accrued liabilities of $1,648,000 and $101,000, respectively, and an increase in costs and estimated gross margins in excess of billings of $241,000. The net result of the income statement activity and working capital adjustments was net cash provided of $2,556,000 related to operating activities.

         Investing activities resulted in a net cash use of $38,000 for the six months ended June 30, 2003 for capital expenditures for leasehold improvements to the Company’s Ft. Lauderdale office and the periodic upgrading of the Company’s computer hardware. Financing activities resulted in a net cash use of $176,000 for the six months ended June 30, 2003 for preferred stock dividends.

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

         On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the five succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2004. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $1,261,000. There was no outstanding balance under the S&T Loan Agreement as of June 30, 2003 and there have been no borrowings subsequent to that date. As of July 25, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $1,020,000.

         Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The interest rate in effect as of December 31, 2002, 5.25%, remained unchanged until June 27, 2003, when the interest rate was lowered to 5.00%. There have been no subsequent changes to the interest rate. The interest rate increases or decreases from time to time as S&T Bank’s prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during the three months ended March 31, 2003. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

         The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Letter Agreement and Change in Terms Agreement should be singular filed as Exhibits 4.1 and 4.2, respectively, to this Report on Form 10-Q. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. In May 2003, S&T Bank agreed to a modification of the S&T Loan Agreement that removed a prior prohibition of declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock. The prohibition concerning payment of dividends for the Series C preferred stock remains in effect under the S&T Loan Agreement. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2003. The Company was in compliance with all other covenants as of June 30, 2003 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

         As of June 30, 2003, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. On May 15, 2003, following modification of the S&T Loan Agreement to remove a prohibition of declaration of dividends for Series C preferred stock, the Company’s Board of Directors declared dividends which had been accrued since issuance of the preferred stock in 1996 or that would subsequently be accrued through May 31, 2003. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,810,000 as of June 30, 2003 and approximately $1,851,000 as of August 12, 2003. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued and unpaid dividends on June 30, 2006 and to commence thereafter the payment of scheduled quarterly dividend payments.

         As of June 30, 2003, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock is convertible into the Company’s common stock until August 13, 2003. Each share of Series D preferred stock is convertible into 276 shares of common stock, the number of shares determined by dividing 1,000 by $3.6125, which is 85% of the $4.25 closing price of the common stock on the last trading day prior to the date of closing of the acquisition of Allin Consulting-Pennsylvania. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 2003 and approximately $5,000 as of August 12, 2003. Holders of the Series D preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

         As of June 30, 2003, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible into shares of the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any. Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of June 30, 2003 and approximately $49,000 as of August 12, 2003. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

         As of June 30, 2003, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of June 30, 2003 and approximately $14,000 as of August 12, 2003.

         The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series D, F or G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted.

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

         The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company’s Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of January, April, July and October. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of June 30, 2003 and approximately $66,000 as of August 12, 2003.

         Capital expenditures during the three months ended June 30, 2003 were approximately $38,000 and included leasehold improvements for the Company’s Ft. Lauderdale office and computer hardware for the Company’s periodic upgrading of technology. Management forecasts that capital expenditures will not exceed $160,000 for the final two quarters of 2003, and will be for computer hardware, software and communications equipment for the Company’s periodic upgrading of technology. Business conditions and management’s plans may change during the remainder of 2003 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

         The Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2004. If currently available funds and cash generated by operations were insufficient to satisfy the Company’s ongoing cash requirements thereafter or if the Company was unable to renew or replace the current credit facility after its expiration in September 2004, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity securities or convertible debt securities would result in additional dilution to the Company’s stockholders.

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

         General Economic Conditions.   Management attributes the declines in Technology Infrastructure revenue experienced in 2001, 2002 and the first half of 2003 to a softening of the demand for technology consulting services resulting from the negative impact of domestic economic conditions since late 2000 on technology-based spending. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require significant upgrades in customers’ hardware, software and networking equipment, which has compounded the negative impact of the economic downturn on this solution area. Management believes the economic uncertainty also slowed demand for E-Business services during 2001 and 2002, although to a lesser degree than the negative impact on Technology Infrastructure. Management believes domestic economic conditions will likely continue to negatively impact the Technology Infrastructure Solution Area for at least the remainder of 2003. There can be no assurance that the effects of the economic uncertainty will not worsen or extend beyond December 31, 2003, which would negatively impact the Company’s results of operations and financial condition in future periods. To the extent that the current economic conditions persist, the cruise industry and any other businesses that are current or potential customers for the Interactive Media and E-Business Solution Areas may also be negatively impacted. The Company’s future results of operations and financial condition would be negatively impacted from any resulting decline in demand for the Company’s services.

         Solution Area and Customer Concentration.   Interactive Media consulting and systems integration services accounted for approximately 58% and 60% of the Company’s revenue for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. Interactive Media services also accounted for 57% and 65% of the Company’s gross profit for these respective periods. Interactive Media revenue is highly concentrated among a few customers in the cruise industry. During 2002, two significant Interactive Media customers operating in the cruise industry, Carnival and Royal Caribbean, accounted for 29% and 22%, respectively, of the Company’s consolidated revenue. Another customer, Celebrity, which is affiliated with Royal Caribbean, accounted for another 9% of the Company’s consolidated revenue in 2002. During the six months ended June 30, 2003, three significant Interactive Media customers operating in the cruise industry, Carnival, Costa and Royal Caribbean, accounted for

27%, 20% and 14%, respectively, of the Company’s consolidated revenue. Carnival and Costa are affiliated companies. Interactive Media projects also represent a substantial majority of the Company’s committed backlog for remainder of 2003 and 2004. The loss of any of these customers could negatively impact the Company’s future results of operations and financial condition.

         Geopolitical Considerations.    Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. Through 2002, passenger occupancy substantially recovered from this decline, but fare discounting persisted, negatively impacting cruise industry revenue. In early 2003, cruise bookings were below cruise line expectations during a period of the year when a significant portion of reservations are typically made. Industry analysts attributed the weak bookings in part to concerns over the potential impact of war and possible retaliatory terrorist attacks. Should any future war or incidents of terrorism cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company’s future results of operations. Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company’s future results of operations and financial condition may also be negatively impacted.

         Backlog.   As of June 30, 2003, the Company’s total committed backlogs for the second half of 2003 and for 2004 were approximately $4,364,000 and $1,761,000, respectively. Revenue for the first half of 2003 plus committed backlog for solution area services expected to be performed in the second half of 2003, and committed backlog for 2004, approximate 88% and 15%, respectively, of 2002 solution area revenue. First half 2003 revenue plus committed backlog for the Interactive Media Solution Area for the second half of 2003 is approximately 99% of 2002 Interactive Media revenue. However, the backlog principally consists of a small number of large projects. Unexpected schedule delays or project cancellations would likely negatively impact the Company’s results of operations and financial condition since any lost business would be difficult to replace given Interactive Media’s concentration on the cruise industry and history of long lead times associated with obtaining new engagements. First half 2003 revenue plus second half 2003 backlog for the Company’s Technology Infrastructure and E-Business Solution Areas approximates 73% of 2002 revenue for those solution areas. Management believes that the backlog levels reflect the impact that recent domestic economic conditions have had on technology-based spending, particularly for Technology Infrastructure. The Company’s future success is dependent on its ability to continue to identify and obtain engagements from customers for the Company’s services. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s future results of operations and financial condition.

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

         Historical Net Losses and Accumulated Deficit.   The Company sustained substantial net losses during the years from 1996 through 2001. As of June 30, 2003, the Company had a retained deficit of $43,619,000. Net income was recognized for the third and fourth quarters of 2001, the final three quarters of 2002 and the first and second quarters of 2003. Currently, the Company’s management anticipates that net income will be recognized for the full year of 2003. However, losses may be incurred in 2003 and future periods due to a variety of factors including the risk factors described herein. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

         Liquidity Risk.   The Company’s cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company’s operating entities will not result in working capital shortages which may adversely impact the Company’s operations. The liquidity risk is mitigated somewhat by the Company’s current revolving credit facility, which permits borrowings for general working capital needs. The Company’s revolving credit facility expires September 30, 2004. Failure of the Company to renew its existing credit facility beyond September 30, 2004 or replace it with another facility with similar terms may adversely impact the Company’s operations in the future.

         Credit Risk.   A significant portion of the Company’s assets consist of cash and accounts receivable. Cash balances are maintained in several domestic banks and are subject to credit risk to the extent that balances in the Company’s various bank accounts exceed available banking system insurance coverage. Accounts receivable are subject to credit risk from customers failing to make full or timely payment for the amounts billed by the Company for services or products. Any losses incurred by the Company could negatively impact the Company’s results of operations and financial condition.

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

         Competitive Market Conditions.   The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a recent trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities requires continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers. The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s interactive media consulting and systems integration services are currently provided to a limited market of cruise lines. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers. The Company utilizes end-user components and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. The Company has developed software interfaces and modifications for the On Command components and hardware platforms. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. However, some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and products with superior functionality or cost advantages over the Company’s products and applications.

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

         Decline in Outsourced Services.   Revenue and gross profit derived from Outsourced Services declined during 2000, 2001, 2002 and the first half of 2003. The decline is attributable to both industry trends and the Company’s marketing focus on solutions-oriented services over that period. The Company experienced a substantial decline, from 1999 through 2001, in demand for Outsourced Services resources for projects related to mainframe systems and specialized Hogan IBA software products for the banking industry, which were technologies in which Outsourced Services specialized. In order to attempt to preserve its customer relationships that had primarily utilized customer-managed resources, in 2002, the Company transitioned its remaining Outsourced Services consultants to a broader array of technology, including services and applications development based on Microsoft, Oracle and Informix technology. Other factors such as the prolonged economic downturn continue to negatively impact demand for technology-based services, including the Company’s Outsourced Services. Management expects Outsourced Services revenue and gross profit will continue to decline over the remainder of 2003.

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

Effect of Recently Issued Accounting Standards

         In April 2002, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30), and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (an amendment of SFAS No. 4), which address the accounting for gains and losses from the extinguishment of debt. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers (an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions No. 17 and 30), which addressed the accounting for intangible assets of motor carriers. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Certain of the provisions of SFAS No. 145 were applicable for transactions occurring after May 15, 2002 and certain provisions were to be applied as of the beginning of the next fiscal year after May 15, 2002. The Company’s adoption of SFAS No. 145 did not have a material effect on its results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which had required that costs associated with an exit or disposal activity be recorded as liabilities as of the date the exit or disposal plan was approved by management. SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized at fair value on the date the liability is incurred. The Company’s adoption of SFAS No. 146 did not have a material effect on its results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. Interpretation No. 45 also clarifies that at the time an organization issues a guarantee, an initial liability must be recognized for the fair value, or market value, of the obligations the company is assuming under the guarantee. Disclosure of information related to guarantees is also required in the organization’s interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's adoption of Interpretation No. 45, effective as of January 1, 2003, did not have a material effect on its results of operations or financial position.

         In December 2002, the FASB published SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The alternate transition methods reflect the full amount of stock-based compensation expense under the fair-value method immediately upon adoption of SFAS No. 148. SFAS No. 123 had required prospective application of fair-value based accounting to new awards of stock options. SFAS No. 148 also amends the annual disclosure requirements concerning the pro forma effects of fair-value based accounting for stock-based compensation and requires future disclosure in interim reports in addition to annual statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company implemented SFAS No. 148 on January 1, 2003. The Company continues to account for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee, as permitted under SFAS Nos. 123 and 148. Accordingly, adoption of SFAS No. 148 did not have an effect on the Company’s results of operations or financial position, but primarily impacts the Company by increasing the frequency of disclosures regarding stock-based employee compensation plans.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 as of July 1, 2003. The Company does not expect that Interpretation No. 46 will have a material effect on the Company’s results of operations or financial condition as the Company does not currently utilize or have interests in any variable interest entities.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends accounting and reporting of derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on the Company’s results of operations or financial condition as the Company does not currently invest excess funds in derivative financial instruments or other market rate sensitive instruments.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on the Company’s results of operations or financial condition.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

                  The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4.      Controls and Procedures

                   Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended June 30, 2003, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

               As of June 30, 2003, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,810,000 as of June 30, 2003 and approximately $1,851,000 as of August 12, 2003. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. On May 15, 2003 following modification of the S&T Loan Agreement to remove a prohibition of declaration, but not payment, of dividends for Series C preferred stock, the Company’s Board of Directors declared dividends which had been accrued since issuance of the preferred stock in 1996, or that would subsequently be accrued through May 31, 2003. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time.

               As of June 30, 2003, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of June 30, 2003 and approximately $5,000 as of August 12, 2003. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock after August 13, 2003.

                As of June 30, 2003, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of June 30, 2003 and approximately $49,000 as of August 12, 2003. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time.

               As of June 30, 2003, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of June 30, 2003 and approximately $14,000 as of August 12, 2003. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005.

               See Part I – Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Stockholders of the Company was held on Thursday, May 15 2003.

(b)	Not applicable.

(c)	The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

(1)	Election of Directors for one year terms to hold office until the next Annual Meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

Nominee	Votes For	Votes Against	Votes Abstaining	Votes Withheld

Richard W. Talarico	7,046,915	0	0	4,417
Brian K. Blair	7,026,915	0	0	24,417
Anthony L. Bucci	7,026,915	0	0	24,417
William C. Kavan	7,026,915	0	0	24,417
James S. Kelly, Jr.	7,026,915	0	0	24,417
Anthony C. Vickers	7,026,915	0	0	24,417

There were a total of 6,967,339 shares of the Company’s common stock and 150 shares of the Company’s Series G preferred stock (having voting rights equivalent to a total of 794,250 shares of common stock) eligible to vote at the Annual Meeting.

(d)	Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit

4.1	Letter Agreement dated as of May 28, 2003 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association

4.2	Change in Terms Agreement dated as of June 30, 2003 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association

10.1	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to request for confidential treatment)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 9, 2003, Allin Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – April 2, 2003) to report that the Company had been notified by Hill, Barth & King LLC that it would not be able to serve as the Company’s independent auditors for the year ending December 31, 2003.

On May 12, 2003, Allin Corporation furnished to the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – May 8, 2003) to which a copy of the Company’s Press Release of May 8, 2003 announcing financial results for the fiscal quarter ended March 31, 2003 was attached as an exhibit.

On June 3, 2003, Allin Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – May 29, 2003) to report that the Audit Committee of the Company’s Board of Directors had approved the engagement of Malin, Bergquist & Company, LLP as independent accountants for the Company for the current fiscal year ending December 31, 2003.

On June 13, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A (date of earliest event reported – April 2, 2003) amending its prior Report on Form 8-K filed on April 9, 2003 to report that on May 29, 2003, the Company dismissed Hill, Barth & King LLC as independent auditors for the year ending December 31, 2003.

Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: August 12, 2003	By:	/s/ RICHARD W. TALARICO

Richard W. Talarico
Chairman and Chief Executive Officer

Date: August 12, 2003	By:	/s/ DEAN C. PRASKACH

Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation
Form 10-Q
June 30, 2003
Exhibit Index

Exhibit Number	Description of Exhibit

4.1	Letter Agreement dated as of May 28, 2003 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association

4.2	Change in Terms Agreement dated as of June 30, 2003 by and between Allin Corporation and S&T
Bank, a Pennsylvania banking association

10.1	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and
Allin Interactive Corporation (subject to request for confidential treatment)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002