Form 10-Q
period 2003-09-30
ALLIN CORP
filed 2003-11-12
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

As of October 31, 2003

Common Stock, 6,967,339 Shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I — Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2002	September 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$1,895	$4,440
Accounts receivable, net of allowance for doubtful accounts of $48	4,579	2,177
Unbilled receivables	270	141
Inventory	24	69
Prepaid expenses	217	183
Current costs and estimated gross margins in excess of billings	438	50
Current portion of deferred income tax asset	272	161
Assets held for sale	—	16

Total current assets	7,695	7,237

Property and equipment, at cost:
Leasehold improvements	471	478
Furniture and equipment	3,007	3,054

	3,478	3,532
Less—accumulated depreciation	(3,330)	(3,429)

	148	103

Other assets:

Non-current costs and estimated gross margins in excess of billings	129	150
Non-current portion of deferred income tax asset	—	35
Goodwill, net of accumulated amortization of $3,742	817	790
Customer list, net of accumulated amortization of $717 and $820	1,513	1,410

Total assets	$10,302	$9,725

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2002	September 30, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,558	$770
Accrued liabilities:
Compensation and payroll taxes	290	313
Current portion of dividends on preferred stock	76	76
Other	276	302
Billings in excess of costs and estimated gross margins	637	1,197
Deferred revenue	28	29

Total current liabilities	3,865	2,687

Non-current portion of dividends on preferred stock	1,685	1,938
Non-current portion of notes payable	1,000	1,000
Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,041	1,051
Common stock, par value $.01 per share - authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	40,318	40,388
Warrants	1,017	419
Treasury stock at cost, 8,167 common shares	(27)	(27)
Retained deficit	(44,319)	(43,453)

Total shareholders’ equity	3,752	4,100

Total liabilities and shareholders’ equity	$10,302	$9,725

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003

Revenue:
Solution area consulting services	$1,740	$1,572	$4,728	$5,273
Solution area integration services	1,106	1,119	3,469	3,664
Outsourced services	224	162	904	526
Ancillary services	30	23	65	70
Ancillary product sales	151	132	337	253

Total revenue	3,251	3,008	9,503	9,786

Cost of sales:
Solution area consulting services	694	630	1,880	2,051
Solution area integration services	697	490	2,180	1,869
Outsourced services	174	125	671	410
Ancillary services	—	—	—	—
Ancillary product sales	87	78	207	138

Total cost of sales	1,652	1,323	4,938	4,468

Gross profit:
Solution area consulting services	1,046	942	2,848	3,222
Solution area integration services	409	629	1,289	1,795
Outsourced services	50	37	233	116
Ancillary services	30	23	65	70
Ancillary product sales	64	54	130	115

Total gross profit	1,599	1,685	4,565	5,318

Selling, general & administrative expenses:
Depreciation and amortization	125	56	425	206
Loss on impairment or disposal of assets	—	—	—	27
Other selling, general & administrative expenses	1,265	1,389	3,960	4,070

Total selling, general & administrative expenses	1,390	1,445	4,385	4,303

Income from operations	209	240	180	1,015

Interest income	(9)	(8)	(27)	(25)
Interest expense	18	19	45	56

Income before provision for income taxes	200	229	162	984
Provision for income taxes	—	63	—	118

Income from continuing operations	200	166	162	866
Loss from discontinued operations	11	—	15	—

Net income	189	166	147	866

Accretion and dividends on preferred stock	173	179	509	528

Net income (loss) attributable to common shareholders	$16	$(13)	$(362)	$338

(Loss) income per common share from continuing operations - basic	$0.00	$0.00	$(0.05)	$0.05
Loss per common share from discontinued operations - basic	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share - basic	$0.00	$0.00	$(0.05)	$0.05

(Loss) income per common share from continuing operations - diluted	$0.00	$0.00	$(0.05)	$0.04
Loss per common share from discontinued operations - diluted	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share - diluted	$0.00	$0.00	$(0.05)	$0.04

Weighted average shares outstanding - basic	6,967,339	6,967,339	6,967,339	6,967,339

Weighted average shares outstanding - diluted	6,967,339	6,967,339	6,967,339	11,260,107

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Net income	$147	$866
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	434	206
Provision for income taxes	—	76
Loss from impairment or disposal of assets	—	27
Provision for uncollectable accounts receivable	6	—
Changes in certain assets and liabilities:
Accounts receivable	1,334	2,402
Unbilled receivables	(72)	129
Inventory	51	(45)
Prepaid expenses	34	34
Assets held for sale	8	(16)
Costs and estimated gross margins in excess of billings	344	367
Accounts payable	(1,177)	(1,788)
Accrued liabilities	(82)	50
Billings in excess of costs and estimated gross margins	(422)	560
Deferred revenues	(42)	1

Net cash flows provided by operating activities	563	2,869

Cash flows from investing activities:
Capital expenditures	(33)	(58)

Net cash flows used for investing activities	(33)	(58)

Cash flows from financing activities:
Payment of dividends on preferred stock	(266)	(266)

Net cash flows used for financing activities	(266)	(266)

Net change in cash and cash equivalents	264	2,545
Cash and cash equivalents, beginning of period	2,226	1,895

Cash and cash equivalents, end of period	$2,490	$4,440

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 2002 and 2003 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2001 and 2002, contained in Allin Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Note 5 — Goodwill and Intangible Assets, Note 6 — Income Taxes and Note 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, of which the Company is the sole shareholder. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control. The Company does not currently utilize or have interests in any variable interest entities. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

The Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2002 included in this Report on Form 10-Q reflect reclassifications to the statements as previously reported in the Company’s Report on Form 10-Q for the period ended September 30, 2002. The reclassifications have been made to conform the prior period information to the current presentation of the statements. The reclassifications did not impact the Company’s results of operations or earnings per share during the three- and nine-month periods ended September 30, 2002. On the Consolidated Statements of Operations, cost of sales and gross profit have been separately reflected for each of the five captions for which revenue has been presented. Previously, cost of sales and gross profit have been presented in aggregate. There is no change to the aggregate amounts for cost of sales and gross profit. Interest income and interest expense have also been separately reflected, whereas previously only net interest expense was presented.

The Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2002 included in this Report on Form 10-Q reflects reclassifications to the statement as previously reported in the Company’s Report on Form 10-Q for the period ended September 30, 2002. Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities under the current presentation. Previously, the changes had been presented on a net basis. The provision for uncollectible accounts receivable is reflected as an adjustment to reconcile net income to net cash flows from operating activities in cash flows from operating activities. Previously, the provision for uncollectible accounts receivable had been presented as a component of the change in accounts receivable under changes in certain assets and liabilities in cash flows from operating activities. There is no change to the aggregate net cash flows provided by operating activities for the period ended September 30, 2002. The reclassifications did not impact the Company’s results of operations or earnings per share during the nine-month period ended September 30, 2002.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Discontinued Operations

During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital Imaging Corp. (“Allin Digital”). Allin Digital’s operations during the three- and nine-month periods ended September 30, 2002 were of a wrap-up nature and included the sale of digital imaging equipment remaining in inventory and fulfillment of technical support obligations. Allin Digital ceased operations in the second quarter of 2002 and was merged into Allin Interactive Corporation (“Allin Interactive”) on December 31, 2002. The results of operations for Allin Digital included in the Company’s Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2002 are presented as results from discontinued operations, which is presented after income from continuing operations. The information related to the Company’s revenue and gross profit included in Note 6 – Industry Segment Information excludes the discontinued operations.

Revenue and Cost of Sales Recognition

The Company’s revenue and cost of sales recognition policies are described below for each of the various revenue and cost of sales captions on the Company’s Consolidated Statements of Operations.

Solution Area Consulting Services

Solution area consulting services are provided by the Company’s Interactive Media, Technology Infrastructure and E-Business Solution Areas. Consulting services which do not involve multiple deliverables are accounted for in accordance with the guidelines of Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”). The Company’s policy is to recognize revenue and cost of sales when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements. For consulting engagements performed on a fixed-price basis, the Company additionally follows the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Revenue and related cost of sales are recognized on a percentage of completion basis based on the proportion of labor expended through the end of the period to expected total project labor.

Certain solution area consulting services involve multiple-deliverable arrangements. Interactive Media consulting projects are frequently part of related arrangements, including computer hardware and equipment for interactive television systems, software, services, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Interactive Media’s arrangements involve significant software modification including the installation of customized software applications previously developed for the customer. Revenue and cost of sales for these projects are recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Interactive Media arrangements typically include PCS for a ninety-day period following system installation. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to total project labor and, in accordance with SOP 97-2, revenue and cost of sales are recognized for PCS over the period

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

when services are performed. The Company’s other solution areas perform consulting projects where the Company recommends that the customer implement technology products in order to facilitate the Company’s technology-based solutions. Occasionally, the Company will also sell the recommended technology products to the customer. When consulting services are part of multiple-deliverable arrangements, revenue from services and product sales are recognized separately. If the products include software, the Company follows the guidance of SOP 97-2. If the products consist solely of hardware, the Company follows the guidance of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).

Solution Area Integration Services

Solution area systems integration services include projects conducted by the Interactive Media Solution Area that are part of related arrangements, including computer hardware and equipment for interactive television systems, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue and cost of sales derived under these arrangements that involve significant software modification. The Company’s recognition method for revenue and cost of sales for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue and cost of sales are recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue and cost of sales are recognized upon completion of the project. Interactive Media arrangements do not include rights for software, hardware or equipment upgrades.

Outsourced Services

The Company’s Outsourced services operations, with fees on an hourly basis, are accounted for in accordance with the guidelines of SAB 101. The Company’s policy is to recognize revenue and cost of sales when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Ancillary Services

Ancillary services include activities peripheral to solution area activities such as website hosting and archival fees, contractual commissions and placement fees. The Company recognizes revenue and cost of sales when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Ancillary Product Sales

The majority of Ancillary product sales are not part of multiple-deliverable arrangements. Revenue and cost of sales in these cases are recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Some sales are associated with consulting projects where the Company recommended that the customer implement certain technology products in order to facilitate the Company’s technology-based solution. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and consulting services is recognized separately. If the products include software, the Company follows the guidance of SOP 97-2. If the products consist solely of hardware, the Company follows the guidance of EITF No. 00-21. Revenue and cost of sales for the Company’s information system product sales are reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based primarily on the Company’s assumption of primary responsibility for fulfillment of the sales, sole latitude in establishing prices, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue and associated shipping costs are recorded as cost of sales.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Earnings Per Share

Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share (“SFAS No. 128”). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company’s outstanding stock options and warrants and the Company’s Series F and G Convertible Redeemable Preferred Stock could all be considered dilutive securities under SFAS No. 128. The Company’s Series D Convertible Redeemable Preferred Stock would also have been considered a dilutive security prior to the expiration of its conversion privilege in August 2003.

The Company recognized a net loss attributable to common shareholders in the three-month period ended September 30, 2003. Therefore, the Company’s convertible preferred stock and outstanding options and warrants have not been included in the calculation of diluted EPS for this period as the effect would be anti-dilutive. A total of 5,158,435 additional shares could have been included in the diluted EPS calculation related to the Company’s Series D, F and G preferred stock, if the effect had been dilutive, for the three-month period ended September 30, 2002. A total of 10,451 shares would also have been considered in the calculation of diluted EPS for the three-month period ended September 30, 2003, if the effect was dilutive, related to 50,000 outstanding stock options since the average market price of the Company’s common stock during this period exceeded the exercise price of these options. The exercise prices of all other options and warrants outstanding during the three-month period ended September 30, 2003 exceeded the average market price of common stock for the period.

The Company recognized net income attributable to shareholders in the nine-month period ended September 30, 2003. In the calculation of diluted EPS, an additional 4,285,714 shares was added to weighted average of common shares outstanding for the potential conversion of the Company’s Series G preferred stock. A total of 7,054 shares was also included in the calculation of diluted EPS related to the 45,000 outstanding stock options where the exercise prices of the options were below the average market price of the common stock for the period. A total of 1,136,048 shares, representing shares potentially convertible from Series F preferred stock and a weighted average of shares potentially convertible from Series D preferred stock during a portion of the period, were not included in the calculation of diluted EPS for the nine-month period ended September 30, 2003 as the reclassification of dividends associated with their inclusion resulted in a calculation of EPS that was anti-dilutive. The exercise prices of all other options and warrants outstanding during the nine-month period ended September 30, 2003 exceeded the average market price of common stock for the period.

The Company recognized net income attributable to shareholders in the three-month period ended September 30, 2002. However, the inclusion of 5,555,607 shares for the potential conversion of Series D, F and G preferred stock did not result in the calculation of diluted EPS that differed from basic EPS. No options or warrants would have been considered in the calculation of diluted EPS as the average market price of the Company’s common stock during the three-month period ended September 30, 2002 did not exceed the exercise prices of all options and warrants outstanding during the period.

The Company recognized a net loss attributable to common shareholders in the nine-month period ended September 30, 2002. Therefore, the Company’s convertible preferred stock and outstanding options and warrants have not been included in the calculation of diluted EPS for this period, as the effect would be anti-dilutive. An additional 5,555,607 shares would have been included in the diluted EPS calculation related to the Company’s Series D, F and G preferred stock, if the effect had been dilutive. A total of 25,000 options to purchase common shares would have been considered in the calculation of diluted EPS for this period, if the effect was dilutive, since the average market price of the Company’s common stock during this period exceeded the exercise price of these options. The exercise prices of all other options and warrants outstanding during the nine-month period ended September 30, 2002 exceeded the average market price of common stock for the period.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2002 and September 30, 2003, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of September 30, 2003, two significant customers comprised 41% and 17%, respectively, of the Company’s accounts receivable. As of December 31, 2002, three significant customers comprised 31%, 25% and 24%, respectively, of the Company’s accounts receivable. As of December 31, 2002, two of the customers were affiliates of each other.

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins relate to Interactive Media Solution Area projects for which revenue and cost of sales are being recognized on a percentage of completion basis. For an individual project, costs and estimated gross margins in excess of billings consists of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue. For an individual project, billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins associated with the project. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the consolidated balance sheets. Billings, costs and estimated gross margins associated with this type of project expected to be recognized as revenue, cost of sales or gross margin within one year result in the inclusion of current assets and/or liabilities on the consolidated balance sheets while amounts expected to be recognized as revenue, cost of sales or gross margin beyond one year result in the inclusion of non-current assets and/or liabilities on the consolidated balance sheets.

Financial Instruments

As of September 30, 2003, the Company’s Consolidated Balance Sheet includes a note payable which relates to the acquisition of Allin Consulting-California. The principal balance of the note payable, which is due April 15, 2005, is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes quarterly interest payments. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Stock-Based Compensation

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes a “fair value based method” of financial accounting and related reporting standards for stock-based employee compensation plans. Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”) amends SFAS No. 123 to provide alternate transition methods for adoption of the fair value based method of financial accounting. SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company has elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123. Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net income or loss and earnings (loss) per share would have been as follows:

Dollars in thousands, except per share data	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003

As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—	$—
Net income	189	166	147	866
Net income (loss) attributable to common shareholders	16	(13)	(362)	338
Earnings (loss) per share – basic	$0.00	$0.00	$(0.05)	$0.05
Earnings (loss) per share – diluted	$0.00	$0.00	$(0.05)	$0.04

Pro forma
Stock-based employee compensation cost, net of tax	$39	$15	$118	$55
Net income (loss)	150	151	29	811
Net (loss) income attributable to common shareholders	(23)	(28)	(490)	283
Earnings (loss) per share – basic	$0.00	$0.00	$(0.07)	$0.04
Earnings (loss) per share – diluted	$0.00	$0.00	$(0.07)	$0.03

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company does not expect that Interpretation No. 46 will have a material effect on the Company’s results of operations or financial condition as the Company does not currently utilize or have interests in any variable interest entities.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on the Company’s results of operations or financial condition.

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were less than $1,000 for the three-month period ended September 30, 2002 and approximately $27,000 for the three-month period ended September 30, 2003. Cash payments for interest were approximately $19,000 and $18,000 during the three-month periods ended September 30, 2002 and 2003, respectively. Cash payments of dividends were approximately $89,000 during each of the three-month periods ended September 30, 2002 and 2003. Dividends of approximately $156,000 and $162,000 were accrued but unpaid during the three-month periods ended September 30, 2002 and 2003, respectively, on outstanding shares of the Company’s preferred stock.

Cash payments for income taxes were less than $1,000 for the nine-month period ended September 30, 2002 and approximately $51,000 for the nine-month period ended September 30, 2003. Cash payments for interest were approximately $56,000 and $55,000 during the three-month periods ended September 30, 2002 and 2003, respectively. Cash payments of dividends were approximately $266,000 during each of the nine-month periods ended September 30, 2002 and 2003. Dividends of approximately $309,000 and $328,000 were accrued but unpaid during the nine-month periods ended June 30, 2002 and 2003, respectively, on outstanding shares of the Company’s preferred stock.

2.	Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of September 30, 2003, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

3.	Equity Transactions

During the three months ended September 30, 2003, the Company awarded options to purchase 10,000 shares of the Company’s common stock under the Company’s 2000 Stock Plan. The grant price was $0.31 per share, which was the closing market price of the Company’s common stock on the grant date. These options to purchase common shares will fully vest on the first anniversary of the grant date. During the three months ended September 30, 2003, non-vested options to purchase 240 shares of common stock, previously awarded under the Company’s 1998 Stock Plan, were forfeited under the terms of the Plan. There were no forfeitures of options during this period under the terms of the Company’s 1996, 1997 and 2000 Stock Plans. Options granted under the 1996, 1997, 1998 and 2000 Stock Plans to purchase 198,600, 222,850, 239,560 and 156,000 shares, respectively, of common stock remain outstanding as of September 30, 2003.

Warrants to purchase an aggregate of 647,059 shares of common stock at $4.25 per share expired without exercise on August 13, 2003. The value allocated to these warrants upon issuance of approximately $598,000 was reclassified to additional paid-in-capital.

4.	Revolving Credit Loan

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for five annual periods. The current expiration date of the revolving credit loan is September 30, 2004. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2003, maximum borrowing availability under the revolving credit loan was approximately $1,116,000. There was no outstanding balance as of September 30, 2003. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. As of September 30, 2003, the rate of interest on any outstanding borrowings under the revolving credit loan would have been 5.00%. The interest rate for the revolving credit loan ranged from a low of 5.00% to a high of 5.25% during the nine months ended September 30, 2003.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2003 and was also in compliance with all other covenants as of September 30, 2003.

5.	Goodwill and Intangible Assets

As of September 30, 2003, goodwill and intangible assets include goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, Inc., which was merged into Allin Consulting-California, and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. Upon acquisition, valuation of the intangible assets was performed in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations. On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. The Company attributes the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between Northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The industry valuation multiple utilized in the 2003 annual test, performed as of January 1, 2003, represented a decrease of over 25% from the multiple used for the 2002 annual test, reflecting lower future growth expectations in the technology consulting industry. Due to the change in valuation multiple and the relative closeness of the estimated fair values and recognized assets of certain reporting units as of January 1, 2003, the Company believed conditions were indicative of the potential for impairment of goodwill and that testing on a more frequent basis than annual was warranted. The Company completed additional estimates of the fair value of goodwill as of March 31, June 30 and September 30, 2003, in a manner consistent with the 2003 annual test. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during the first quarter of 2003. The Company monitors the factors relevant to its fair value estimate for goodwill and the attribution of assets to reporting units on an ongoing basis for indicators of potential impairment and will conduct future tests for impairment on an annual basis, or more frequently if indicators of potential impairment arise.

Under SFAS No. 142, assembled workforces were no longer to be recognized as separable intangible assets. The recorded value for assembled workforces of $105,000 was reclassified to goodwill upon the implementation of SFAS No. 142. Subsequently during 2002, there were no changes in the carrying amount of goodwill. The changes in the carrying amount of goodwill during 2003, by reportable segment, are as follows:

Dollars in thousands	Technology Infrastructure	E-Business	Outsourced Services	Total

Balance, January 1, 2003	$231	$494	$92	$817
Impairment losses recorded in first quarter	(16)	—	(11)	(27)

Balance, September 30, 2003	$215	$494	$81	$790

Under SFAS No. 142, separable intangible assets that are deemed to have definite lives, such as the customer list, are amortized over their useful lives. The Company estimates the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through undiscounted cash flows attributable to the customers included on the acquired list. Management utilizes historical information related to business derived from these customers, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop assumptions and estimates of future cash flows applicable to the acquired customer list. The resulting estimate of fair value exceeded the recorded value of the customer list in 2003 annual testing, which was performed as of January 1, 2003. Industry analysis as of early 2003 included more conservative growth forecasts for technology consulting services than as of the beginning of 2002. The excess of estimated fair value over the recorded value of the customer list was significantly lower as of January 1, 2003 than as of January 1, 2002, indicating increasing risk for future impairment if improvement in domestic economic conditions occurs later or is weaker than projected in industry forecasts, or if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected. Due to this, the Company also estimated the fair value of the customer list as of March 31, 2003, in a manner consistent with the 2003 annual test, with the resulting estimate of fair value exceeding the recorded value. The Company monitors the factors relevant to its fair value estimate for the customer list on an ongoing basis for indicators of potential impairment and will conduct future tests for impairment on an annual basis, or more frequently if indicators of potential impairment arise.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The estimated useful life of the customer list extends through 2013, which is the final year in which expected cash flows were attributed to the customer list in the Company’s fair value estimates prepared for the 2003 testing described above. During 2002, an estimated useful life extending through 2011 was utilized for the customer list. Information regarding amortization expense related to the customer list is as follows:

Amortization Related to Customer List

(Dollars in thousands)

Recorded expense for the:
Three months ended September 30, 2002	$42
Three months ended September 30, 2003	34
Nine months ended September 30, 2002	126
Nine months ended September 30, 2003	103

Estimated expense to be recognized for the:
Three months ended December 31, 2003	$34
Year ended December 31, 2004	138
Year ended December 31, 2005	138
Year ended December 31, 2006	138
Year ended December 31, 2007	138
Year ended December 31, 2008	138

The effect of the change in the estimated useful life of the customer list on reported net income and basic and diluted EPS is as follows:

Dollars in thousands, except per share data	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Reported net income	$189	$166	$147	$866
Adjustment for customer list amortization	8	—	23	—

Adjusted net income	197	166	170	866

Reported basic (loss) earnings per share	$0.00	$0.00	$(0.05)	$0.05
Adjustment for customer list amortization	0.00	0.00	0.00	0.00

Adjusted basic (loss) earnings per share	0.00	0.00	(0.05)	0.05

Reported diluted (loss) earnings per share	$0.00	$0.00	$(0.05)	$0.04
Adjustment for customer list amortization	0.00	0.00	0.00	0.00

Adjusted diluted (loss) earnings per share	0.00	0.00	(0.05)	0.04

6.	Income Taxes

The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. The Company believes that material uncertainty continues to exist as of September 30, 2003 as to the long-term realization of the deferred tax benefits given the Company’s relatively brief history of positive earnings and risks associated with operations, including concentration

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

of significant portions of the Company’s revenue among a small number of customers and concentration of these customers in one industry. However, based on the results of operations over the second half of 2001, the full year 2002 and the first three quarters of 2003, the Company has reduced the valuation allowance for deferred tax assets such that net deferred tax assets of $196,000, including a current portion of $161,000 and a non-current portion of $35,000, are included in the Company’s Consolidated Balance Sheet as of September 30, 2003.

The components of the deferred tax assets and liabilities, as of December 31, 2002 and September 30, 2003, are as follows:

Deferred Tax Assets and Liabilities (Dollars in thousands)	December 31, 2002	September 30, 2003
Deferred tax assets:
Net operating loss carryforward	$8,431	$8,105
Intangible asset differences	706	577
Restricted stock grant	161	161
Fixed assets	536	526

Total deferred tax assets	9,834	9,369

Deferred tax liabilities:
Deferred revenue	$272	$272
Research and development	248	248
Miscellaneous reserves	479	484

Total deferred tax liabilities	999	1,004

Excess of assets over liabilities	8,835	8,365
Valuation allowance	(8,563)	(8,169)

Net deferred income taxes from operations	$272	$196

As of September 30, 2003, the Company had available for federal and state income tax purposes, net operating loss carryforwards of approximately $20,718,000 and $16,528,000, respectively, which are scheduled to expire at various times from 2004 through 2023, as detailed below.

Net Operating Loss Carryforward Year of Expiration	Federal	State
(Dollars in thousands)
2004	$—	$94
2005	—	380
2006	—	218
2007	—	3
2012	—	344
2013	—	90
2016	4,253	2,726
2017	8,606	3,965
2018	3,687	2,770
2019	889	743
2020	2,863	1,567
2021	420	2,062
2022	—	1,225
2023	—	341

Net Operating Loss Carryforward	$20,718	$16,528

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $7,044,000 and $1,061,000, respectively, as of September 30, 2003, depends on the Company’s ability to generate future taxable income. The Company established a valuation allowance as of September 30, 2003 to offset all of the deferred tax benefits related to net operating loss carryforwards and temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities, except for deferred tax benefits of approximately $196,000 expected to be realized over the remainder of 2003 and in 2004.

The provisions for income taxes are different from that which would be obtained by applying the statutory federal income tax rate of 34% to losses or income before income taxes. A reconciliation of the differences is as follows:

(Dollars in thousands)	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Net income before income taxes	$200	$229	$162	$984
Loss from discontinued operations	11	—	15	—

Subtotal	189	229	147	984

Estimated provision for income taxes at federal statutory rate	$64	$78	$50	$335
Effect of tax-basis income recognition differences related to:
Intangible asset amortization and impairment losses	(35)	(33)	(6)	(1)
Fixed asset depreciation and gains or losses on disposal	10	(8)	28	(10)
Other	(51)	—	(35)	3

Subtotal	(12)	37	37	327

State income tax provision	—	8	—	29
Change in valuation allowance related to estimated future realization of deferred tax asset	—	18	—	(238)
Change in valuation allowance related to current operations	12	—	(37)	—

Provision for income taxes	$—	$63	$—	$118

The Company estimates provisions for federal income taxes related to current operations for the three- and nine-month periods ended September 30, 2003 approximate $36,000 and $327,000, respectively. However, the recognized income tax provisions also include adjustments to the amounts of the valuation allowance previously established for deferred tax assets. Adjustments to the valuation allowance reflected an increase of approximately $18,000 and a decrease of approximately $255,000 for the three- and nine-month periods ended September 30, 2003, respectively, for changes in estimates of deferred tax assets related to federal net operating loss carryforwards expected to be realized over the remainder of 2003 and in 2004. The Company recognized provisions for state income taxes of approximately $8,000 and $29,000 for the three-and nine-month periods ended September 30, 2003. The provisions relate to California income tax for the years ended December 31, 2002 and 2003 and arise due to California’s suspension of the net operating loss tax credit for 2002 and 2003. A deferred tax asset of $17,000 recorded in 2002 related to benefits expected to be realized from California net operating loss carryforwards was reversed in 2003 due to California’s suspension of the net operating loss credit. The Company estimates that approximately $314,000 of previously recognized deferred tax assets related to federal net operating loss carryforwards were utilized in the nine-month period ended September 30, 2003 to offset the current provision for federal income taxes, resulting in a net liability of $13,000 for federal income taxes for this period. The Company has made estimated payments for this liability.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

7.	Industry Segment Information

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

Ancillary Services & Product Sales includes activities which are ancillary to or outside of the Company’s current strategic focus. Segments grouped as Ancillary Services & Product Sales include Information System Product Sales and Other Services. Customers will occasionally request that the Company provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and networking equipment. The Company also occasionally performs ancillary services resulting in revenue such as website hosting or archival fees, contractual commissions and placement fees.

During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital. Wrap-up of the Company’s digital imaging operations continued into 2002. Accordingly, information presented related to the Company’s revenue and gross profit for the three- and nine-month periods ended September 30, 2002 excludes the discontinued operations. Information about assets related to Allin Digital’s operations, as of September 30, 2002, is captioned Discontinued Operations-Digital Imaging.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003

Solution Area Services:
Interactive Media Consulting	$674	$549	$1,800	$2,097
Interactive Media Systems Integration	1,106	1,119	3,469	3,664
Technology Infrastructure Consulting	491	363	1,331	1,150
E-Business Consulting	575	660	1,597	2,026
Outsourced Services	224	162	904	526

Total Solution Area Services	$3,070	$2,853	$9,101	$9,463

Ancillary Services & Product Sales:
Information System Product Sales	$151	$132	$337	$253
Other Services	30	23	65	70

Total Ancillary Services & Product Sales	$181	$155	$402	$323

Consolidated Revenue from External Customers	$3,251	$3,008	$9,503	$9,786

Certain of the Company’s segments also perform services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down technology consulting services performed for related entities into further segments. Information on revenue derived from services for related entities in other segments is as follows:

	Revenue from Related Entities
(Dollars in thousands)	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003

Solution Area Services	$—	$—	$20	$4
Ancillary Services & Product Sales	7	—	10	—

Total Revenue from Related Entities in Other Segments	$7	$—	$30	$4

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

	Gross Profit
(Dollars in thousands)	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003

Solution Area Services:
Interactive Media Consulting	$466	$428	$1,190	$1,619
Interactive Media Systems Integration	409	629	1,289	1,795
Technology Infrastructure Consulting	266	189	746	597
E-Business Consulting	314	325	912	1,006
Outsourced Services	50	37	233	116

Total Solution Area Services	$1,505	$1,608	$4,370	$5,133

Ancillary Services & Product Sales:
Information System Product Sales	$64	$54	$130	$115
Other Services	30	23	65	70

Total Ancillary Services & Product Sales	$94	$77	$195	$185

Consolidated Gross Profit	$1,599	$1,685	$4,565	$5,318

Assets

Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands) As of September 30	2002	2003
Solution Area Services:
Interactive Media Consulting	$588	$907
Interactive Media Systems Integration	1,006	1,144
Technology Infrastructure Consulting	1,377	1,114
E-Business Consulting	1,072	1,929
Outsourced Services	1,174	642

Total Solution Area Services	$5,217	$5,736

Ancillary Services & Product Sales:
Information System Product Sales	$115	$73
Other Services	84	17

Total Ancillary Services & Product Sales	$199	$90

Corporate	2,125	3,899
Discontinued Operations – Digital Imaging	20	—

Consolidated Total Assets	$7,561	$9,725

Information about Significant Customers and Suppliers

During the three months ended September 30, 2003, two significant customers accounted for approximately 34% and 16%, respectively, of the revenue recognized by the Company. During the nine months ended September 30, 2003, three significant customers accounted for approximately 24%, 20% and 17%, respectively, of the revenue recognized by the Company. The customers representing the first- and third-largest percentages of the Company’s revenue for this period are affiliates of each other. The segments included in the revenue associated with these customers were Interactive Media Consulting, Interactive Media Systems Integration and Information System Product Sales.

During the three months ended September 30, 2002, two significant customers accounted for approximately 46% and 11%, respectively, of the revenue recognized by the Company. During the nine months ended September 30, 2002, three significant customers accounted for approximately 27%, 19% and 13%, respectively, of the revenue recognized by the Company. The customers representing the second- and third-largest percentages of the Company’s revenue for this period are affiliates of each other. The segments included in the revenue associated with these customers were Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales and Other Services.

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Systems Integration and Information System Product Sales segments. Historically, these materials purchases have been highly concentrated with one significant supplier. During the three- and nine-month periods ended September 30, 2003, respectively, 32% and 89% of materials purchases for operations of these segments were from the significant supplier. During the three- and nine-month periods ended September 30, 2002, respectively, 95% and 94% of materials purchases for operations of these segments were from the significant supplier.

Independent Accountants’ Report

To the Shareholders of Allin

Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and Subsidiaries as of September 30, 2003, the related consolidated statements of operations for the three and nine months ended September 30, 2003, and the consolidated statement of cash flows for the nine months ended September 30, 2003. These financial statements are the responsibility of the Company’s management.

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

The consolidated balance sheet for the year ended December 31, 2002 was audited by other auditors whose report, dated February 19, 2003, expressed an unqualified opinion on that statement. The consolidated statements of operations for the three and nine months ended September 30, 2002 and the consolidated statement of cash flows for the nine months ended September 30, 2002 were reviewed by other accountants whose report dated October 31, 2002, indicated they were not aware of any material modification that needed to be made for these statements to be in conformity with U.S. generally accepted accounting principles.

/s/ MALIN, BERGQUIST & COMPANY, LLP

November 10, 2003

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the three- and nine-month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements— in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries.

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

The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of September 30, 2003, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), formed in June 1994, Allin Corporation of California (“Allin Consulting-California”), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), acquired by the Company in August 1998, and Allin Network Products, Inc. (“Allin Network”), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania also performs outsourced technology-based services. Allin Holdings Corporation (“Allin Holdings”), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a

Pennsylvania corporation. The Company utilizes the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners. In June 2001, the Company decided to discontinue the digital imaging technology-based operations of Allin Digital Imaging Corp. (“Allin Digital”), which was formed in August 1996. Allin Digital ceased performing services for customers in the second quarter of 2002. Wrap-up of residual matters related to Allin Digital was completed in 2002. Allin Digital was merged into Allin Interactive on December 31, 2002. The results of Allin Digital’s operations for the three- and nine-month periods ended September 30, 2002 are reflected as income from discontinued operations.

The Interactive Media Solution Area focuses on interactive media application development, technical architecture design, configuration and integration services and provides interactive television solutions that management believes enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media develops applications based on the open architecture of Microsoft BackOffice products such as Windows NT and 2000, SQL Server and Internet Information Server. Management believes that interactive television solutions are cost-effective because they leverage centralized all-digital head-end equipment dynamically allocated to deliver advanced applications across digital networks, radio frequency distribution systems or hybrid systems to end-user monitors or televisions. The centralized head-end architecture also interfaces with the customer’s other information systems. The open architecture of the head-end operating systems, which are based on Microsoft BackOffice products, allows for development of applications in commonly used programming languages. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. The essence of Interactive Media solution is to bring the functional equivalent of a Windows-based personal computer to every end user without the expense of supplying and servicing an actual computer for each potential user.

Interactive Media’s customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media revenue is highly concentrated among these customers. The Company’s expertise in designing and installing interactive systems has been recognized in the cruise industry. Twenty-seven shipboard interactive television systems installed by the Interactive Media Solution Area since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Four additional system installations are either in process in the fourth quarter of 2003 or are under contract for 2004 for Costa and Royal Caribbean. The Company’s management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Over thirty applications have been developed by Interactive Media for the cruise industry to generate incremental revenue, promote operating efficiencies and enhance customer service. Among these applications are shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service ordering, and distribution of activities and informational content. Interactive Media’s management estimates that the revenue-producing applications developed for, and implemented on, cruise ships will generate more than $200 million of revenue for the cruise lines in 2003. Interactive Media operational and marketing personnel have extensive experience in the cruise industry. Management believes that Interactive Media’s extensive tenure and unmatched experience in operations and applications development make the Company the industry leader in providing interactive television services to the cruise market. The Company intends to emphasize this industry leadership position in marketing Interactive Media services to the cruise industry. Interactive Media activities are located in Ft. Lauderdale near the most active concentration of cruise line operations in the United States.

The Technology Infrastructure Solution Area focuses on customers’ network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities. Services include design, configuration, implementation, evaluation of customer operating systems and database platforms, messaging systems, information system security solutions such as firewalls and proxy servers and application services such as message queing and transaction servers. Technology Infrastructure services focus on Microsoft BackOffice technology including Windows XP and 2003 Server, SQL Server, Systems Management Server, Exchange Server 2003 and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange 2000, Active Directory and SharePoint and utilize Microsoft Office Live Communications Server, LiveMeeting and Research in Motion’s Blackberry Server and devices to create mobile solutions. Security-oriented projects often utilize Microsoft Internet Security & Acceleration Server technology as well as NetIQ products designed for network monitoring. The Company believes that Technology Infrastructure services enable its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

The E-Business Solution Area provides solutions based on Microsoft technology focused on application development and integration, business intelligence and information management portals. E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers. E-Business solutions emphasize Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems. E-Business develops solutions based on Microsoft’s Internet Explorer which allows software systems that support many features of traditional client/server applications while reducing development and deployment costs. E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server and the .NET framework to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures. Using Microsoft technology such as Content Management Server 2002, SharePoint 2003, SQL Server 2000 and Exchange 2003, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format. E-Business performs solutions services for web applications using Visual Studio .NET with SQL Server.

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

The Company’s rigorous review of available hardware platforms for interactive television operations led to the selection of On Command as the preferred hardware supplier of end-user components and computer hardware platforms and configurations and associated operating software for the Company’s interactive television systems integration projects. On Command is one of the world’s largest providers of interactive television services to the lodging industry. Through extensive research and development efforts, On Command has developed specifications and configurations for computer hardware, end-user components and operating software that facilitate efficient and reliable interactive television operations. The Company has designed and developed a suite of unique software applications which maximize the capabilities of the On Command hardware platforms for the Company’s customers. During 2002, Interactive Media began to implement a new generation all-digital head-end On Command hardware platform. The new platform takes advantage of the increased availability of digitally-formatted movie content and offers functionality and reliability improvements and reductions in head-end equipment costs. The Company’s purchases of materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Solution Area and for information system product sales, have been highly concentrated with On Command. During the three- and nine-month periods ended September 30, 2003, respectively, 32% and 89% of materials purchases for these operations were from On Command. During the three- and nine-month periods ended September 30, 2002, respectively, 95% and 94% of materials purchases for these operations were from On Command.

Allin Interactive entered a new License and Supply Agreement with On Command, effective June 30, 2003, replacing a previously existing Supplier Agreement. The License and Supply Agreement has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, On Command grants Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term, and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. The License and Supply Agreement provides for the grant from On Command to Allin Interactive of a non-exclusive, perpetual license to use, market, distribute and maintain the On Command software as well as rights to modify and sublicense the software. License fees are to be determined by mutual agreement. The License and Supplier Agreement was included as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003.

The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners, Allin Consulting-California for Enterprise Systems and Allin Consulting-Pennsylvania for both Enterprise Systems and Security Solutions. The Microsoft Gold Certified Partner program recognizes the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Allin Consulting-Pennsylvania was the first partner in the Pittsburgh area awarded gold status in either of these Microsoft-designated disciplines and was also the first partner in the Pittsburgh area to receive dual designations. Allin Consulting-Pennsylvania is also designated under the Microsoft Project Partner Program for demonstrated capabilities in developing and deploying project management solutions. In 2002, Allin Consulting-California was named to the Northern California .NET Blitz team which is a select group of partners that provide custom training on behalf of Microsoft to extend .NET awareness and encourage development on the Microsoft .NET platform. In 2003, Allin Consulting-California is also working with Microsoft as a member of its Rapid Application Deployment teams for both Windows Server 2003 and Office System 2003. Team members will assist Microsoft in building awareness of the capabilities of these new products and in encouraging implementation and applications development associated with these products. Allin Consulting-California also serves as a member of Microsoft’s Small Mid-Market Solutions & Partners (SMS&P) Council in Northern California. Additionally, Allin Consulting-California, Allin Consulting-Pennsylvania and Allin Interactive are certified as Microsoft Solutions Provider Partners. The Company intends to continue its specialization in Microsoft-based technology.

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

The Company also provides certain ancillary services and information system product sales, which are those revenue producing activities that, unlike the solution area services previously described, are not viewed as key to, or completely aligned with, the Company’s overall strategic objectives and marketing plans. In connection with its solutions-oriented services, customers will occasionally request that the Company also provide technology-related products necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. To ensure customer satisfaction, the Company maintains an ancillary capability to provide information system products, including interactive television equipment and computer hardware, software and networking equipment. The Company also occasionally performs ancillary services resulting in revenue such as website hosting and archival fees, contractual commissions or placement fees.

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

Revenue and Cost of Sales Recognition. Certain solution area services involve multiple-deliverable arrangements. Interactive Media consulting projects are frequently part of related arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Interactive Media’s arrangements involve significant software modification including the installation of customized software applications previously developed for the customer. Revenue and cost of sales for these projects are recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Interactive Media consulting projects that are part of multiple-deliverable arrangements are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. Interactive Media arrangements typically include PCS for a ninety-day period following the installation of interactive television systems. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to total project labor and, in accordance with SOP 97-2, revenue and cost of sales are recognized for PCS over the period when services are performed.

Systems integration services include projects conducted by the Interactive Media Solution Area that are part of related arrangements, including computer hardware and equipment for interactive television systems, software and services. Similarly, the Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue and cost of sales derived under these arrangements that involve significant software modification. The Company’s recognition method for revenue and cost of sales for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue and cost of sales are recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For systems integration projects of this type, management must estimate expected total labor hours and costs and expected total non-labor costs at the beginning of the project. Management reviews the status of projects monthly, including labor hours and costs incurred to date and expected for completion of the project, project timing, and any issues impacting project performance. Any changes to expected labor hours or expected costs for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue and cost of sales are recognized upon completion of the project. Interactive Media arrangements do not include rights for software, hardware or equipment upgrades.

Revenue associated with the Interactive Media operations described above, involving multiple-deliverable arrangements including significant software modification, was approximately 44% and 52% of the Company’s total revenue for the three- and nine-month periods ended September 30, 2003, respectively, and approximately 51% and 47% of the Company’s total revenue for the three- and six-month periods ended September 30, 2002, respectively.

The Company’s solution areas also perform consulting engagements on a fixed-price basis that are not part of multiple-deliverable arrangements. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue and related cost of sales on a percentage of completion basis based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of cumulative percentage of completion, which is used to determine current revenue and cost of sales recognition. Revenue associated with these projects was approximately 3% of the Company’s total revenue for each of the three- and nine-month periods ended September 30, 2003 and approximately 2% of the Company’s total revenue for each of the three- and nine-month periods ended September 30, 2002, respectively.

Usage of the percentage of completion method of contract accounting can result in unwarranted acceleration of, or delay in, recognition of revenue and cost of sales if management’s estimates of certain critical factors such as expected total project labor or total project costs are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status, including expected total project labor and costs, mitigate the potential for inappropriate revenue or cost of sales recognition since the reviews result in each update of revenue and cost of sales recognition being based on the latest available information. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue and cost of sales recognition for these projects may also impact the carrying value, if any, of unbilled receivables, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins, accrued liabilities and deferred revenue on the Company’s Consolidated Balance Sheets.

The Company’s solution areas perform consulting projects where the Company recommends that the customer implement technology products in order to facilitate the Company’s technology-based solutions. Occasionally, the Company will also sell the recommended technology products to the customer. When consulting services are part of multiple-deliverable arrangements in these cases, revenue from services and product sales are recognized separately. If the products include software, the Company follows the guidance of SOP 97-2. If the products consist solely of hardware, the Company follows the guidance of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Revenue derived from such multiple-deliverable arrangements has not been material to the Company in 2002 or 2003.

Goodwill and Intangible Assets. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), in amortizing, if applicable, and periodically evaluating potential impairment of intangible assets. The Company’s assets of this type include goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998 and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. As of September 30, 2003, recognized balances for the customer list and goodwill were approximately $1,410,000 and $790,000, respectively. The Company performs its annual review for potential impairment of goodwill and other intangible assets as of January 1 each year.

The Company estimates the fair value of the customer list associated with the acquisition of Allin Consulting-Pennsylvania through an estimate of the undiscounted cash flows attributable to the customers included on the acquired list. This calculation requires the Company’s management to make estimates of future revenue and income from operations of Allin Consulting-Pennsylvania and period-to-period growth-rate assumptions for revenue and expenses. Management utilizes future projections for Allin consulting-Pennsylvania and industry information concerning expected growth in technology consulting to develop assumptions and estimates of future cash flows. Management believes that the customers on the acquired list will account for a diminishing proportion of Allin Consulting-Pennsylvania’s revenue over future periods. Management utilizes historical information related to business derived from customers on the acquired list and future expectations to estimate the proportions of projected cash flows in future periods to attribute to the customer list. Accordingly, management believes customer list is an asset with a definite life. Industry analysis as of early 2003 included more conservative growth forecasts for technology consulting services than as of the beginning of 2002. As of January 1, 2003, the estimated fair value of the customer list exceeded the recorded value of the customer list, but by a substantially lower amount than as of January 1, 2002, indicating increasing risk for future impairment if recovery from the current economic downturn occurs later or is weaker than is projected in recent industry forecasts or if the proportion of revenue attributable to customers on the acquired list decreases more rapidly than expected. Due to this, the Company also estimated the fair value the customer list as of March 31, 2003 in a manner consistent with that described above for the 2003 annual test. The estimated fair value of the customer list exceeded the recorded value. The Company monitors the factors relevant to its fair value estimate for the customer list on an ongoing basis for indicators of potential impairment, and will conduct future tests for potential impairment on an annual basis, or more frequently if indicators of potential impairment arise. The Company is amortizing the recorded value of the customer list over a useful life extending through 2013, which matches the period of attributed cash flows in the Company’s most recent estimate. During 2002, an estimated useful life extending through 2011 was utilized for the customer list. As a result of this change in estimate, approximately $23,000 less amortization expense was recognized during the nine-month period ended September 30, 2003 than would have been recognized had the change not been made.

In order to test for potential impairment of goodwill, the Company attributes the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between Northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes sources of industry information to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. The industry valuation multiple utilized in the 2003 annual test represented a decrease of over 25% from the multiple used as of January 1, 2002, reflecting lower future growth expectations in the technology consulting industry. Due to the change in valuation multiple and the relative closeness of the estimated fair values and recognized assets of certain reporting units as of January 1, 2003, the Company believed conditions were indicative of the potential for impairment of goodwill and that testing on a more frequent basis than annual was warranted. The Company completed additional estimates of the fair value of goodwill as of March 31, June 30 and September 30, 2003, in a manner consistent with the 2003 annual test. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during the first quarter of 2003. No losses due to impairment were recorded based on testing performed as of June 30, 2003 and September 30, 2003. The Company monitors the factors relevant to its fair value estimate for goodwill and the attribution of assets to reporting units on an ongoing basis for indicators of potential impairment, and will conduct future tests for potential impairment on an annual basis, or more frequently if indicators of potential impairment arise.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. The Company believes that material uncertainty continues to exist as of September 30, 2003 as to the long-term realization of the deferred tax benefits given the Company’s relatively brief history of positive earnings and risks associated with operations including concentration of the Company’s revenue among a small number of customers and concentration of these customers in one industry. However, based on the results of operations over the second half of 2001, 2002 and the first nine months of 2003, the Company has reduced the valuation allowance for deferred tax assets such that net deferred tax assets of $196,000, including a current portion of $161,000 and a non-current portion of $35,000, are included in the Company’s Consolidated Balance Sheet as of September 30, 2003. The Company expects to realize the benefits from these deferred tax assets over the remainder of 2003 and in 2004. Accounting for income taxes requires management to make estimates of expected results of operations in current and future periods, adjustments to estimated results of operations due to differences in recognition between the financial reporting and tax bases of income, estimates of deferred tax benefits related to net operating loss carryforwards and estimates of temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. In accounting for income taxes, management uses its judgment based on historical experience, terms of existing contracts, expectations regarding future business opportunities with current and potential customers, developments in federal and state corporate income tax statutes and practices, information available from customers, publicly available information and other factors deemed reasonable under the circumstances.

Reclassifications. The Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2002 included in this Report on Form 10-Q reflect reclassifications to the statements as previously reported in the Company’s Report on Form 10-Q for the period ended September 30, 2002. The reclassifications have been made to conform the prior period information to the current presentation of the statements. The reclassifications did not impact the Company’s results of operations or earnings per share during the three- and nine-month periods ended September 30, 2002. On the Consolidated Statements of Operations, cost of sales and gross profit have been separately reflected for each of the five captions for which revenue has been presented. Previously, cost of sales and gross profit have been presented in aggregate. There is no change to the aggregate amounts for cost of sales and gross profit. Interest income and interest expense have also been separately reflected, whereas previously only net interest expense was presented.

The Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2002 included in this Report on Form 10-Q reflects reclassifications to the statement as previously reported in the Company’s Report on Form 10-Q for the period ended September 30, 2002. The reclassifications have been made to conform the prior period information to the current presentation of this statement. These reclassifications did not impact the Company’s results of operations or earnings per share during the three- or nine-month periods ended September 30, 2002. Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities. Previously, the changes had been presented on a net basis. Also, the provision for uncollectible accounts receivable is reflected as an adjustment to reconcile the net loss to net cash flows from operating activities in cash flows from operating activities. Previously, the provision for uncollectible accounts receivable had been presented as a component of the change in accounts receivable under changes in certain assets and liabilities in cash flows from operating activities. There is no change to the aggregate net cash flows provided by operating activities for the period ended September 30, 2002.

Certain Related Party Transactions

During the three- and nine-month periods ended September 30, 2002 and 2003, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and products and leases for office space. Services and products sold represented less than 1% of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services and products represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services and products is similar to that which could have been obtained from non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is leased from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this lease was approximately $34,000 and $102,000 during the three- and nine-month periods ended September 30, 2003, respectively, which represented 2% of selling, general and administrative expenses during each of these periods. Rental expense related to this lease was approximately $34,000 and $115,000 during the three- and nine-month periods ended September 30, 2002, respectively, which represented 2% and 3% of selling, general and administrative expenses for the respective periods. The Company’s management believes that the lease rates were competitive with the marketplace for similar commercial real estate at the time the lease was entered into in 1997. The lease expired on January 31, 2002. Management believed the

Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs. The Company’s monthly rent expense was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue

The Company’s total revenue for the three months ended September 30, 2003 was $3,008,000, a decrease of $243,000, or 7%, from total revenue of $3,251,000 for the three months ended September 30, 2002. The Company’s Interactive Media and Technology Infrastructure Solution Areas and the Company’s Outsourced Services operations experienced decreases in revenue in the third quarter of 2003 as compared to the third quarter of 2002. The decreases were partially offset by a period-to-period increase in revenue for the E-Business Solution Area.

The Company’s solution area revenue, after elimination of intercompany sales, was $2,853,000 for the three months ended September 30, 2003, including $1,668,000 for Interactive Media, $363,000 for Technology Infrastructure, $660,000 for E-Business and $162,000 for Outsourced Services. Comparable solution area revenue for the three months ended September 30, 2002 was $3,070,000 in total, including $1,780,000 for Interactive Media, $491,000 for Technology Infrastructure, $575,000 for E-Business and $224,000 for Outsourced Services.

Revenue for the Interactive Media Solution Area for the three months ended September 30, 2003 included $549,000 for interactive media consulting and $1,119,000 for interactive media systems integration. Interactive Media revenue for the three months ended September 30, 2002 included $674,000 for interactive media consulting and $1,106,000 for interactive media systems integration. The period-to-period changes in revenue for the Interactive Media Solution Area were a decrease of 19% in consulting revenue and an increase of 1% in systems integration revenue. Interactive Media projects frequently include related consulting and systems integration arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support. See Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations for additional information concerning the Company’s revenue and cost of sales recognition policies for these arrangements. The majority of Interactive Media revenue in both periods was realized from these related arrangements and included applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. These projects are of many months’ duration and typically experience periods of peak activity. The timing of the peak activity is dependent on many factors including shipyard construction schedules for new ships and itinerary considerations and cabin availability for ships already in service. Since the Company has limited control of these factors, the degree of activity on these projects can vary substantially from quarter-to-quarter resulting in significant variation in revenue. Both the third quarters of 2002 and 2003 included the majority of the peak activity period for one ship system and significant portions of peak activity for two additional ship systems. However, the significant project activity in the third quarter of 2003 represented lesser proportions of the total projects than the significant project activity in the third quarter of 2002, significantly contributing to the period-to-period decline in consulting revenue of $125,000. Two of the significantly active third quarter 2003 projects were for large cruise ships as compared to one large ship project in the comparable period in 2002. The systems integration revenue related to project arrangements for hardware, equipment and software is typically greater, both in absolute terms and as a proportion of the total arrangements, for a larger ship. The effect of more of the third quarter 2003 activity being associated with larger ships was balanced by price reductions for interactive television systems following the late 2002 introduction of a new generation all-digital head-end hardware platform. The new platform offered functionality and reliability improvements and reductions in head-end equipment costs, enabling the Company to reduce interactive television system pricing for its customers. The offsetting effects of these factors resulted in relatively little period-to-period change in systems integration revenue.

Based on the Company’s backlog of Interactive Media projects and current schedule expectations, Interactive Media revenue expected to be realized in the fourth quarter of 2003 will be comparable to that recognized in the previous quarters of 2003. However, this expectation is subject to uncertainty due to several factors. Unanticipated schedule changes may result in project delays that could negatively impact revenue expected to be realized in the fourth quarter of 2003. Cruise line passenger levels and revenue have been negatively affected by recent general economic conditions and may be subject to sudden declines as followed the September 2001 incidents of terrorism in the United States. If cruise industry passenger levels and revenue declines, the cruise lines could potentially seek to delay projects currently expected to be performed in 2003. Due to these factors and other considerations there can be no assurance that the Company’s Interactive Media Solution Area will continue to realize consulting or systems integration revenue equal to or greater than the levels realized in the third quarter of 2003 or that any increases realized will result in the desired improvement to the Company’s financial condition or results of operations. The Interactive Media Solution Area’s consulting and systems integration services have historically been highly concentrated, predominantly with customers in the cruise industry. During the third quarter of 2003, over 99% of Interactive Media revenue was derived from cruise industry customers, primarily Carnival, Costa and Royal Caribbean.

Technology Infrastructure revenue decreased $128,000, or 26%, in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Management attributes the decline in period-to-period Technology Infrastructure revenue to a continuation of soft demand for technology consulting services throughout 2002 and the first nine months of 2003 as a result of the impact of recent domestic economic conditions on technology spending. The total cost of a Technology Infrastructure solution to a customer will frequently involve more than the cost of the consulting services as the customer may incur substantial costs to buy new hardware, software or networking equipment to realize the potential benefits of Technology Infrastructure’s recommended solution. Consequently, given the recent environment for technology-based spending, customers have been reluctant to undertake Technology Infrastructure projects at all. We believe that restraint in technology-based spending therefore has negatively impacted our Technology Infrastructure Solution Area to a more significant degree than our other consulting operations due to this frequent association of Technology Infrastructure services with the need for additional hardware, software or networking equipment purchases by the customer. However, management believes that certain industry trends, as discussed in the Company’s Report on Form 10-K for the year ended December 31, 2002 in Item 1, Business under the caption “Industry Overview – Technology Consulting Services,” including security concerns and expected growth in web services architecture and wireless access to distributed networks, will foster eventual growth in long-term demand for Technology Infrastructure services. There can be no assurance, however, that these trends will result in the realization of future revenue equal to or greater than current levels for the Technology Infrastructure Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations. In most cases where customers have purchased information system products in order to implement a Technology Infrastructure solution, the products have been purchased from other vendors. If information system products are purchased from the Company, product-related revenue is recognized separately from service-related revenue.

The E-Business Solution Area realized a revenue increase of $85,000, or 15%, for the three months ended September 30, 2003, as compared with the three months ended September 30, 2002. Management attributes the increase primarily to several factors. Management believes the impact of the Internet continues to result in businesses seeking seamless access of employees, customers and suppliers to business knowledge capital and transactional systems through company portals, extranet-based supply chains and business intelligence solutions, thereby continuing to drive opportunities for E-Business consulting for the custom development of applications and interfaces with business transaction systems. E-Business projects less frequently involve significant technology hardware purchases by customers than infrastructure-related projects. Consequently, management believes demand for E-Business projects that may have been delayed with the decline in technology-based spending due to the effect of economic conditions since 2000 may experience recovery earlier than demand for infrastructure-related services. Management believes the need to remain competitive eventually requires businesses to undertake technology-based projects that offer functionality improvements and operating efficiencies. Management further believes that economic conditions during 2001 and 2002 resulted in a slowing of new technology initiatives and deferring of demand until future periods. Management believes that this deferred demand contributed to the period-to-period increase in E-Business revenue. However, management also believes that early recovery in revenue will result from increased utilization of available consulting resources and that a prolonged increase in demand will be necessary to reverse a downward trend in pricing over the last year resulting from intense competition for available projects. Factors that impact the demand for E-Business services may change in the future. Consequently, there can be no assurance that the Company will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations. Another factor contributing to the period-to-period increase in E-Business revenue was a greater number of large customer engagements in the second quarter of 2003 for both the Pittsburgh and Northern California E-Business operations. Six customers individually account for greater than ten percent of E-Business revenue in the third quarter of 2003 as compared with four customers in the third quarter of 2002. There can be no assurance that the Company will be successful in future periods at obtaining large project engagements that would result in significant period-to-period revenue increases.

Revenue from the Company’s Outsourced Services declined $62,000, or 28%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Although the Company broadened the scope of services offered on an outsourced basis in 2002 to include applications development based on Microsoft, Oracle and Informix software and products, management believes this will only slow, but not reverse, a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

The Company recognized revenue for ancillary services & product sales, after elimination of intercompany sales, of $155,000 during the three months ended September 30, 2003, including $132,000 for information system product sales and $23,000 for other services. Ancillary services & product sales revenue of $181,000 was recognized during the three months ended September 30, 2002, including $151,000 for information system product sales and $30,000 for other services. The majority of information system product sales are with the Company’s cruise line customers for replacement of interactive television equipment and spare parts for their shipboard interactive television systems. There is period-to-period variability in the level of these sales. Management attributes the decrease in sales comparing the third quarter of 2003 to the third quarter of 2002 to this normal variability. Revenue from other services was fairly consistent on a period-to-period basis for website hosting and archival fees, commissions from several vendors related to product referrals and commissions related to the 2000 sale of certain contracts for network monitoring services.

Cost of Sales and Gross Profit

The Company recognized cost of sales of $1,323,000 during the three months ended September 30, 2003, as compared to $1,652,000 during the three months ended September 30, 2002. The decrease in cost of sales was $329,000, or 20%, as compared to a 7% period-to-period decrease in revenue for the Company’s operations. Gross profit of $1,685,000 was recognized for the three months ended September 30, 2003 as compared to $1,599,000 for the three months ended September 30, 2002, an increase of $86,000, or 5%. Gross profit as a percentage of revenue increased from 49% in the third quarter of 2002 to 56% in the third quarter of 2003. The improvement in gross profit resulted primarily from improvements in the operational efficiency of Interactive Media operations, as discussed below.

The Company’s solution areas recorded a total of $1,245,000 for cost of sales during the three months ended September 30, 2003, including $611,000 for Interactive Media, $174,000 for Technology Infrastructure, $335,000 for E-Business and $125,000 for Outsourced Services. Cost of sales for the three months ended September 30, 2002 was $1,565,000 in total, including $905,000 for Interactive Media, $225,000 for Technology Infrastructure, $261,000 for E-Business and $174,000 for Outsourced Services. Gross profit for the Company’s solution areas for the three months ended September 30, 2003 was $1,608,000, including $1,057,000 for Interactive Media, $189,000 for Technology Infrastructure, $325,000 for E-Business and $37,000 for Outsourced Services. Gross profit for the three months ended September 30, 2002 was $1,505,000 in total, including $875,000 for Interactive Media, $266,000 for Technology Infrastructure, $314,000 for E-Business and $50,000 for Outsourced Services.

Cost of sales for the Interactive Media Solution Area for the three months ended September 30, 2003 included $121,000 for interactive media consulting and $490,000 for interactive media systems integration.

Interactive Media cost of sales for the three months ended September 30, 2002 included $208,000 for interactive media consulting and $697,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the three months ended September 30, 2003 included $428,000 for interactive media consulting and $629,000 for interactive media systems integration. Interactive Media gross profit for the three months ended September 30, 2002 included $466,000 for interactive media consulting and $409,000 for interactive media systems integration. The period-to-period declines in consulting cost of sales and gross profit were primarily related to the decline in consulting revenue discussed above. The decline in consulting gross profit was mitigated by the Company’s ongoing efforts to enhance the operational efficiency of its project operations. Interactive Media systems integration cost of sales declined on a period-to-period basis while systems integration gross profit increased when comparing the third quarter of 2003 to the third quarter of 2002. These changes have resulted from Interactive Media’s ongoing efforts to control project-associated costs.

Technology Infrastructure cost of sales decreased $51,000 on a period-to-period basis from the third quarter of 2002 to the third quarter of 2003. Gross profit decreased $77,000, or 29%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Management attributes the margin erosion to intense competition in the marketplace for available technology-related projects, which has exerted downward pressure on pricing. Management believes the impact of recent domestic economic conditions on technology spending for consulting services or the need for the customer to purchase new hardware, software or networking equipment that will frequently accompany infrastructure solutions continued to negatively impact the Technology Infrastructure Solution Area in the third quarter of 2003. The decline in gross profit of 29% from the third quarter of 2002 to the third quarter of 2003 exceeded the period-to-period decline in revenue of 26%.

E-Business gross profit increased $11,000, or 4%, in the third quarter of 2003, as compared to the third quarter of 2002, while the corresponding increase in revenue was 15%. The increase in gross profit is attributable to increased demand for E-Business services improving the utilization of consulting resources and an increase in the number of large engagements in the third quarter of 2003 as compared to the third quarter of 2002. Management believes that the lower rate of growth of gross profit in percentage terms as compared to revenue resulted from downward pressure on E-Business pricing due to the negative impact of recent domestic economic conditions on spending for technology-based services. Management believes improvement in utilization of consulting resources will likely occur prior to improvement in pricing. However, there can be no assurance that the Company will be able to take advantage of any such improvements, if and when they may occur.

Gross profit realized on Outsourced Services declined from $50,000 in the third quarter of 2002 to $37,000 in the third quarter of 2003. The rate of decline in Outsourced Services gross profit of 26% was consistent with the 28% period-to-period decline in revenue. Management expects the Outsourced Services operations will continue to decline as a source of gross profit in the future.

Cost of sales for the Company’s ancillary services and product sales was $78,000 for the three months ended September 30, 2003, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $87,000 for the three months ended September 30, 2002, again with all of the cost of sales for information system product sales. Gross profit on ancillary services and product sales was $77,000 for the three months ended September 30, 2003, including $54,000 for information system product sales and $23,000 for other services. Gross profit for ancillary services and product sales was $94,000 for the three months ended September 30, 2002, including $64,000 for information system product sales and $30,000 for other services. Management believes the period-to-period changes in cost of sales and gross profit for ancillary services and product sales are consistent with, and primarily attributable to, the related period-to-period changes in revenue.

Selling, General & Administrative Expenses

The Company recorded $1,445,000 in selling, general & administrative expenses during the three months ended September 30, 2003, including $56,000 for depreciation and amortization and $1,389,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,390,000 during the three months ended September 30, 2002, including $125,000 for depreciation and amortization and $1,265,000 for other selling, general & administrative expenses. The increase in selling, general & administrative expenses was $55,000, or 4%.

The increase in other selling, general & administrative expenses of $124,000, or 10%, is primarily attributable to a period-to-period increase in compensation expense. Lower utilization of Technology Infrastructure and Interactive Media consulting resources in the third quarter of 2003, as compared to the third quarter of 2002, resulted in reduced application of labor to cost of sales and a higher level of compensation expense recognized in other selling, general & administrative expenses.

Depreciation and amortization expense decreased $69,000, or 55%, when comparing the third quarter of 2003 to the third quarter of 2002. The reduction is primarily due to significant levels of fixed assets reaching full depreciation in December 2002 and June 2003. The level of assets reaching full depreciation exceeded the level of new assets which were placed in service by the Company and its subsidiaries and which commenced depreciation subsequent to September 30, 2002. Amortization expense related to the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania experienced an $8,000 period-to-period reduction due to a revision in the estimated useful life of the customer list implemented in 2003.

Income from Continuing Operations

The Company recorded income from continuing operations of $166,000 for the three months ended September 30, 2003, as compared to income from continuing operations of $200,000 for the three months ended June 30, 2002. Income from operations for the three months ended September 30, 2003 of $240,000 exceeded income from operations of $209,000 for the three months ended September 30, 2002, primarily due to period-to-period improvement in gross profit from operations. However, during the third quarter of 2003, the Company recorded a provision for income taxes of $63,000, more than offsetting the excess in income from operations. The tax expense reflects both a provision related to third quarter 2003 operations and a decrease in the estimate of deferred tax assets related to net operating loss carryforwards expected to be realized over the remainder of 2003. As of September 30, 2002, the Company had not recorded deferred tax assets for net operating loss carryforwards expected to be realized in future periods due to the Company’s earnings history at that point in time. Consequently, the income tax provision related to operating results for the third quarter of 2002 was offset by the benefit from net operating loss carryforwards realized in that quarter.

Loss from Discontinued Operations

During the three months ended September 30, 2002, the Company recorded a loss of $11,000 from wrap-up of its discontinued digital imaging operations. All digital imaging sales ceased in the second quarter of 2002. No results from discontinued operations have been recognized in 2003.

Net Income

The Company realized net income for the three months ended September 30, 2003 of $166,000 as compared to net income of $189,000 for the three months ended September 30, 2002. The significant factors in the profitability decline were the period-to-period changes in revenue, gross profit, selling, general & administrative expenses and income tax provision, as discussed above.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue

The Company’s total revenue for the nine months ended September 30, 2003 was $9,786,000, an increase of $283,000, or 3%, from total revenue of $9,503,000 for the nine months ended September 30, 2002. The Company’s Interactive Media and E-Business Solution Areas experienced increases in revenue in the first nine months of 2003 as compared to the first nine months of 2002. The increases were partially offset by period-to-period declines in revenue for the Technology Infrastructure Solution Area and the Company’s Outsourced Services operations.

The Company’s solution area revenue, after elimination of intercompany sales, was $9,463,000 for the nine months ended September 30, 2003, including $5,761,000 for Interactive Media, $1,150,000 for Technology Infrastructure, $2,026,000 for E-Business and $526,000 for Outsourced Services. Comparable solution area revenue for the nine months ended September 30, 2002 was $9,101,000 in total, including $5,269,000 for Interactive Media, $1,331,000 for Technology Infrastructure, $1,597,000 for E-Business and $904,000 for Outsourced Services.

Revenue for the Interactive Media Solution Area for the nine months ended September 30, 2003 included $2,097,000 for interactive media consulting and $3,664,000 for interactive media systems integration. Interactive Media revenue for the nine months ended September 30, 2002 included $1,800,000 for interactive media consulting and $3,469,000 for interactive media systems integration. The period-to-period increases in revenue for the Interactive Media Solution Area were 17% for consulting and 6% for systems integration. The majority of Interactive Media revenue in both periods was realized from related consulting and systems integration arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support, for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. The first nine months of 2003 included almost all of the revenue associated with four ship systems and portions of the peak activity for two additional ship systems while the first nine months of 2002 included almost all of the revenue associated with three ship systems and portions of the peak activity periods for three additional systems. The period-to-period change in project activity levels is the primary reason for the increase in Interactive Media consulting revenue. The period-to-period increase in systems integration revenue resulted from the greater number of ship system projects substantially completed in the first nine months of 2003 and activity on larger ships, with larger associated contract values, representing a greater proportion of revenue in the first nine months of 2003 than in the comparable period of 2002. The increase in systems integration revenue was mitigated to a certain extent by price reductions for system installations following the late 2002 introduction of a new generation all-digital head-end hardware platform. During the first nine months of 2003, over 99% of Interactive Media revenue was derived from cruise industry customers, primarily Carnival, Costa and Royal Caribbean.

Technology Infrastructure revenue decreased $181,000, or 14%, in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Management attributes the decline in Technology Infrastructure revenue to a continuation of soft demand for technology consulting services throughout 2002 and the first nine months of 2003 due to the impact of recent domestic economic conditions on technology spending. As discussed above, the total cost of a Technology Infrastructure solution to a customer will frequently require the customer to incur substantial costs to buy new hardware, software or networking equipment in addition to the consulting services provided by the Technology Infrastructure Solution Area to realize the potential benefits of the recommended solution. Consequently, given the recent environment for technology-based spending, customers have been reluctant to undertake Technology Infrastructure projects at all. We believe that restraint in technology-based spending therefore has negatively impacted our Technology Infrastructure Solution Area to a more significant degree than our other consulting operations due to this frequent association of Technology Infrastructure services with the need for additional hardware, software or networking equipment purchases by the customer.

The E-Business Solution Area realized a revenue increase of $429,000, or 27%, for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002. Management attributes the increase to the same factors as discussed above related to the quarterly periods. Management believes the need to remain competitive eventually requires businesses to undertake technology-based projects that offer functionality improvements and operating efficiencies. Management further believes that economic conditions during 2001 and 2002 resulted in a slowing of new technology initiatives and deferring of demand until future periods. Management believes that this deferred demand contributed to the period-to-period increase in E-Business revenue. However, as noted above, management believes that early recovery in revenue will result from increased utilization of available consulting resources and that a prolonged increase in demand will be necessary to reverse a downward trend in pricing over 2002 and 2002 resulting from intense competition for available projects. Another factor contributing to the period-to-period increase in E-Business revenue was a greater number of large customer engagements in the first nine months of 2003 for E-Business. Four customers individually account for greater than ten percent of E-Business revenue in the first nine months of 2003 as compared with two customers in the first nine months of 2002. Factors that impact the demand for E-Business services may change in the future. Consequently, there can be no assurance that the Company will be successful in future periods at obtaining large project engagements or will realize future revenue equal to or greater than current levels for the E-Business Solution Area or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

Revenue from the Company’s Outsourced Services declined $378,000, or 42%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Although the Company broadened the scope of services offered on an outsourced basis in 2002 to include applications development based on Microsoft, Oracle and Informix software and products, management believes this will only slow, but not reverse, a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

The Company recognized revenue for ancillary services & product sales of $323,000 during the nine months ended September 30, 2003, including $253,000 for information system product sales and $70,000 for other services. Ancillary services & product sales revenue of $402,000 was recognized during the nine months ended September 30, 2002, including $337,000 for information system product sales and $65,000 for other services. The majority of information system product sales are with the Company’s cruise line customers for replacement of interactive television equipment and spare parts for their shipboard interactive television systems. There is substantial period-to-period variability in the level of these sales. Management attributes the decline in sales, comparing the first nine months of 2003 to the first nine months of 2002, to this normal variability.

Cost of Sales and Gross Profit

The Company recognized cost of sales of $4,468,000 during the nine months ended September 30, 2003, as compared to $4,938,000 during the nine months ended September 30, 2002. The decrease in cost of sales of $470,000, or 10%, occurred despite a 3% period-to-period increase in revenue for the Company’s operations. Gross profit of $5,318,000 was recognized for the nine months ended September 30, 2003, as compared to $4,565,000 for the nine months ended September 30, 2002, an increase of $753,000, or 16%. Gross profit as a percentage of revenue increased from 48% in the first nine months of 2002 to 54% in the first nine months of 2003. As noted above, the introduction of a new On Command all-digital hardware platform in late 2002 resulted in equipment cost savings decreasing cost of sales for interactive media systems integration projects. Accompanying price reductions for customers restrained growth in interactive media systems integration revenue. Growth in the Company’s labor-based consulting services resulted in the higher-margin labor-based services representing a greater proportion of overall revenue, resulting in the increase in gross profit as a percent of revenue. The period-to-period decline in the relatively low-margin Outsourced Services’ proportion of total revenue and gross profit also contributed to the increase in gross profit as a percentage of revenue.

The Company’s solution areas recorded a total of $4,330,000 for cost of sales during the nine months ended September 30, 2003, including $2,347,000 for Interactive Media, $553,000 for Technology Infrastructure, $1,020,000 for E-Business and $410,000 for Outsourced Services. Cost of sales for the nine months ended September 30, 2002 was $4,731,000 in total, including $2,790,000 for Interactive Media, $585,000 for Technology Infrastructure, $685,000 for E-Business and $671,000 for Outsourced Services. Gross profit for the Company’s solution areas for the nine months ended September 30, 2003 was $5,133,000, including $3,414,000 for Interactive Media, $597,000 for Technology Infrastructure, $1,006,000 for E-Business and $116,000 for Outsourced Services. Gross profit for the nine months ended September 30, 2002 was $4,370,000 in total, including $2,479,000 for Interactive Media, $746,000 for Technology Infrastructure, $912,000 for E-Business and $233,000 for Outsourced Services.

Cost of sales for the Interactive Media Solution Area for the nine months ended September 30, 2003 included $478,000 for interactive media consulting and $1,869,000 for interactive media systems integration. Interactive Media cost of sales for the nine months ended September 30, 2002 included $610,000 for interactive media consulting and $2,180,000 for interactive media systems integration. Interactive Media Solution Area gross profit for the nine months ended September 30, 2003 included $1,619,000 for interactive media consulting and $1,795,000 for interactive media systems integration. Interactive Media gross profit for the nine months ended September 30, 2002 included $1,190,000 for interactive media consulting and $1,289,000 for interactive media systems integration. The period-to-period decrease in consulting cost of sales and increase in consulting gross profit are primarily attributable to enhanced operational efficiency combined with a greater proportion of consulting activity on a fixed-price basis in the first nine months of 2003 than in the first nine months of 2002. Fixed-price projects represent a greater financial risk to the Company because many factors which might increase project-associated labor may be beyond the Company’s control. Accordingly, fixed-price projects that experience a high level of operational efficiency, including many of those performed in the first nine months of 2003, result in a higher proportion of gross profit to revenue than is typical for time-based services. The period-to-period decrease in systems integration cost of sales and increase in gross profit resulted from Interactive Media’s ongoing efforts to control project associated costs.

Technology Infrastructure cost of sales decreased $32,000, or 5%, from the first nine months of 2002 to the first nine months of 2003. Gross profit decreased $149,000, or 20%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Management attributes the margin erosion to intense competition in the marketplace for available technology-related projects, which has exerted downward pressure on pricing. In percentage terms, the period-to-period decline in gross profit from the first nine months of 2002 to the first nine months of 2003 exceeded the decline in revenue, 20% to 14%.

E-Business gross profit increased $94,000, or 10%, in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, while the corresponding increase in revenue was 27%. The increase in gross profit is attributable to increased revenue resulting from deferred demand for E-Business services improving the utilization of consulting resources and an increase in the number of large engagements in the first nine months of 2003, as compared to the first nine months of 2002. Management believes that the lower rate of growth of gross profit in percentage terms as compared to revenue resulted from downward pressure on E-Business pricing due to the negative impact of recent domestic economic conditions on spending for technology-based services. Management believes improvement in utilization of consulting resources will continue to occur prior to improvement in pricing.

Gross profit realized on Outsourced Services declined from $233,000 in the first nine months of 2002 to $116,000 in the comparable period of 2003. The rate of decline in Outsourced Services gross profit of 50% exceeded the 42% period-to-period decline in revenue. Management also attributes this to downward pressure on pricing due to the continuing negative impact of domestic economic conditions on spending for technology-based services.

Cost of sales for the Company’s ancillary services and product sales was $138,000 for the nine months ended September 30, 2003, with all of the cost of sales attributable to information system product sales. Cost of sales for ancillary services and product sales was $207,000 for the nine months ended September 30, 2002, with all of the cost of sales attributable to information system product sales. Gross profit on ancillary services and product sales was $185,000 for the nine months ended September 30, 2003, including $115,000 for information system product sales and $70,000 for other services. Gross profit for ancillary services and product sales was $195,000 for the nine months ended September 30, 2002, including $130,000 for information system product sales and $65,000 for other services. There is period-to-period variability in the cost of sales and gross profit associated with information system product sales to cruise industry customers as some of the sales involve replacement parts for older ship systems. The Company is able to fulfill some of these orders with equipment salvaged from ships formerly operated by the Company on an owner-operator model. The Company carries this equipment at a very low inventory value due to its age and the lack of a consistent market.

Selling, General & Administrative Expenses

The Company recorded $4,303,000 in selling, general & administrative expenses during the nine months ended September 30, 2003, including $206,000 for depreciation and amortization, $27,000 for losses from impairment of assets and $4,070,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $4,385,000 during the nine months ended September 30, 2002, including $425,000 for depreciation and amortization and $3,960,000 for other selling, general & administrative expenses. The decrease in selling, general & administrative expenses of $82,000, or 2%, is primarily attributable to the period-to-period reduction in depreciation expense.

Management implemented expense reduction efforts in the first quarter of 2001 to reduce costs associated with the Company’s personnel resources and other expenses such as rent, travel and entertainment and communications costs. The full benefit of these efforts was realized by early 2002 when expense levels were reached that management believed were appropriate for the Company’s size and scope of operations. The Company has since sought to maintain other selling, general & administrative expenses at consistent levels, resulting in the comparability of expense levels between the first nine months of 2002 and 2003. The period-to-period increase in other selling, general & administrative expenses was $110,000, or 3%, and resulted from period-to-period increases in expenses for professional services, insurance and non-income taxes, among others.

The Company recorded $27,000 for losses due to impairment of assets during the nine months ended September 30, 2003, from impairment of goodwill associated with Allin Consulting-Pennsylvania’s Technology Infrastructure and Outsourced Services reporting units. See Goodwill and Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the impairment of goodwill. No losses due to impairment of assets were recorded in the nine months ended September 30, 2002.

Depreciation and amortization were $206,000 for the nine months ended September 30, 2003 as compared to $425,000 for the nine months ended September 30, 2002. The decrease of $219,000, or 52%, is due to significant levels of fixed assets reaching full depreciation in June and December 2002 and June 2003. The level of assets reaching full depreciation exceeded the level of new assets which were placed in service by the Company and its subsidiaries and which commenced depreciation subsequent to September 30, 2002. Amortization expense related to the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania experienced a $23,000 period-to-period reduction due to a revision in the estimated useful life of the customer list implemented in 2003.

Income from Continuing Operations

The Company recorded income from continuing operations of $866,000 for the nine months ended September 30, 2003, as compared to income from continuing operations of $162,000 for the nine months ended September 30, 2002. The $704,000 improvement in results from continuing operations is attributable to the $283,000 period-to-period increase in revenue and the $470,000 and $82,000 period-to-period decreases in cost of sales and selling, general & administrative expenses, respectively, as a result of the factors discussed above. During the first nine months of 2003, the Company recorded a provision for income taxes of $118,000, partially offsetting the profitability improvement. The tax expense is the net of a provision related to operations for the first nine months of 2003 and an increase in the estimate of deferred tax assets related to net operating loss carryforwards expected to be realized over the remainder of 2003 and in 2004. As of September 30, 2002, the Company had not recorded deferred tax assets for net operating loss carryforwards expected to be realized in future periods due to the Company’s earnings history at that point in time. Consequently, the income tax provision related to operating results for the first nine months of 2002 was offset by the benefit from net operating loss carryforwards realized in that period.

Loss from Discontinued Operations

During the nine months ended September 30, 2002, the Company recorded a loss of $15,000 from its discontinued digital imaging operations. Activity in the first nine months of 2002 included sales of remaining inventory, fulfillment of technical support obligations and website hosting services and residual wrap-up of operating matters. All digital imaging operations ceased in the second quarter of 2002 so no results from discontinued operations have been recognized in 2003.

Net Income

The Company realized net income for the nine months ended September 30, 2003 of $866,000, as compared to net income of $147,000 for the nine months ended September 30, 2002. The significant factors in the profitability improvement were the period-to-period changes in revenue, gross profit and selling, general & administrative expenses, as discussed above.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and liquid cash equivalents of $4,440,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2002 was an increase of $2,545,000, which resulted from cash flows provided by operations.

The Company recognized net income for the nine months ended September 30, 2003 of $866,000. The Company recorded net non-cash expenses of $309,000, including $206,000 for depreciation of property and equipment and amortization of intangible assets, $27,000 for losses from impairment or disposal of assets and $76,000 related to the provision for income taxes, resulting in net cash provided of $1,175,000 related to the income statement. Working capital adjustments resulted in net cash provided of $1,694,000. Major working capital adjustments resulting in cash provided included decreases in accounts receivable of $2,402,000, unbilled receivables of $129,000, costs and estimated gross margins in excess of billings of $367,000 and an increase in billings in excess of costs and estimated gross margins of $560,000. These were partially offset by working capital adjustments resulting in cash used, primarily a decrease in accounts payable of $1,788,000. The net result of the income statement activity and working capital adjustments was net cash provided of $2,869,000 related to operating activities.

Investing activities resulted in a net cash use of $58,000 for the nine months ended September 30, 2003 for capital expenditures for leasehold improvements to the Company’s Ft. Lauderdale office and the periodic upgrading of the Company’s computer hardware. Financing activities resulted in a net cash use of $266,000 for the nine months ended September 30, 2003 for preferred stock dividends.

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

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the five succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2004. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $1,116,000. There was no outstanding balance under the S&T Loan Agreement as of September 30, 2003 and there have been no borrowings subsequent to that date. As of October 31, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $508,000. The decline in borrowing availability resulted from collection of significant accounts receivable balances in October 2003.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The interest rate in effect as of December 31, 2002, 5.25%, remained unchanged until June 27, 2003, when the interest rate was lowered to 5.00%. There have been no subsequent changes to the interest rate. The interest rate increases or decreases from time to time as S&T Bank’s prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during the three- or nine-month periods ended September 30, 2003. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Letter Agreement and Change in Terms Agreement filed as Exhibits 4.1 and 4.2, respectively, to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. In May 2003, S&T Bank agreed to a modification of the S&T Loan Agreement that removed a prior prohibition of declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock. The prohibition concerning payment of dividends for the Series C preferred stock remains in effect under the S&T Loan Agreement. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2003. The Company was in compliance with all other covenants as of September 30, 2003 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of September 30, 2003, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. On May 15, 2003, following modification of the S&T Loan Agreement to remove a prohibition of declaration of dividends for Series C preferred stock, the Company’s Board of Directors declared dividends which had been accrued since issuance of the preferred stock in 1996, or that would subsequently be accrued through May 31, 2003. The Board of Directors has subsequently declared dividends for Series C preferred stock accrued for the period since June 1, 2003, or that would subsequently be accrued through December 31, 2003. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,897,000 as of September 30, 2003 and approximately $1,939,000 as of November 12, 2003. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued and unpaid dividends on June 30, 2006 and, if business conditions so permit, to commence thereafter the payment of scheduled quarterly dividend payments.

As of September 30, 2003, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. The conversion privilege for Series D preferred stock expired on August 13, 2003. There were no conversions of Series D preferred stock into common stock from issuance through the expiration of the conversion privilege. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2003 and approximately $5,000 as of November 12, 2003.

As of September 30, 2003, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible into shares of the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any. Any holder of Series F preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series F preferred stock which shall be no later than thirty days from the date of notice. Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2003 and approximately $50,000 as of November 12, 2003. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of September 30, 2003, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, Series G preferred stock is convertible into the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Each share of Series G preferred stock is convertible into 28,571 shares of common stock. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of September 30, 2003 and approximately $14,000 as of November 12, 2003.

The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series F or G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion rate for Series G preferred stock may also be adjusted in the event of certain dilutive issuances of equity stock or stock equivalents of the Company, as described in the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock, which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on January 4, 2001.

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

Warrants to purchase an aggregate of 647,059 shares of common stock, at an exercise price of $4.25 per share, expired on August 13, 2003. None of these warrants, which had been granted in connection with the Company’s original sale of the Company’s Series B Redeemable Preferred Stock in August 1998, were exercised.

The Company has an outstanding amended note payable related to the November 1996 acquisition of Allin Consulting-California. After the May 1999 conversion of a portion of the note principal to the Company’s Series F Convertible Redeemable Preferred Stock, the outstanding principal balance of the note is $1,000,000. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of January, April, July and October. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of September 30, 2003 and approximately $66,000 as of November 12, 2003.

Capital expenditures during the nine months ended September 30, 2003 were approximately $58,000 and included leasehold improvements for the Company’s Ft. Lauderdale office and computer hardware for the Company’s periodic upgrading of technology. Management forecasts that capital expenditures will not exceed $250,000 for the final quarter of 2003 and the full year 2004, and will be for computer hardware, software and communications equipment for the Company’s periodic upgrading of technology and for leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2003 and during 2004 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

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

General Economic Conditions. Management attributes the declines in Technology Infrastructure revenue experienced in 2001, 2002 and the first nine months of 2003 to a softening of the demand for technology consulting services resulting from the negative impact of domestic economic conditions since late 2000 on technology-based spending. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require potential customers to purchase new hardware, software and networking equipment, substantially increasing the total cost to the customer for implementing the solution. Management believes the frequent association by potential customers of Technology Infrastructure solutions and significant capital requirements has compounded the negative impact of the economic downturn on the Technology Infrastucture Solution Area. Management believes the economic uncertainty also slowed demand for E-Business services during 2001 and 2002, although to a lesser degree than the negative impact on Technology Infrastructure. Management believes domestic economic conditions will likely continue to negatively impact the Technology Infrastructure Solution Area for at least the remainder of 2003 and a portion of 2004. There can be no assurance that the effects of the economic uncertainty will not worsen or extend throughout 2004 and beyond, which would negatively impact the Company’s results of operations and financial condition in future periods. To the extent that the recent economic uncertainty persists, the cruise industry and any other businesses that are current or potential customers for the Interactive Media and E-Business Solution Areas may also be negatively impacted. The Company’s future results of operations and financial condition would be negatively impacted from any resulting decline in demand for the Company’s services.

Solution Area and Customer Concentration. Interactive Media consulting and systems integration services accounted for approximately 58% and 59% of the Company’s revenue for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. Interactive Media services also accounted for 57% and 64% of the Company’s gross profit for these respective periods. Interactive Media revenue is highly concentrated among a few customers in the cruise industry. During 2002, two significant Interactive Media customers operating in the cruise industry, Carnival and Royal Caribbean, accounted for 29% and 22%, respectively, of the Company’s consolidated revenue. Another customer, Celebrity, which is an affiliate of Royal Caribbean, accounted for another 9% of the Company’s consolidated revenue in 2002. During the nine months ended September 30, 2003, three significant Interactive Media customers operating in the cruise industry, Carnival, Royal Caribbean and Costa, accounted for 24%, 20% and 17%, respectively, of the Company’s consolidated revenue. Carnival and Costa are affiliates of each other. Interactive Media projects also represent a substantial majority of the Company’s committed backlog for the remainder of 2003 and 2004. The loss of any of these customers could negatively impact the Company’s future results of operations and financial condition.

Geopolitical Considerations. Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. Through 2002, passenger occupancy substantially recovered from this decline, but fare discounting persisted, negatively impacting cruise industry revenue. In early 2003, cruise bookings were below cruise line expectations during a period of the year when a significant portion of reservations are typically made. Industry analysts attributed the weak bookings in part to concerns over the potential impact of war and possible retaliatory terrorist attacks. Should any future war or incidents of terrorism, or the threats thereof, cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations could have a negative impact on the Company’s future results of operations. Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company’s future results of operations and financial condition may also be negatively impacted.

Backlog. As of September 30, 2003, the Company’s total committed backlogs for the fourth quarter of 2003 and for 2004 were approximately $2,453,000 and $2,114,000, respectively. Solution area revenue for the first three quarters of 2003 plus committed backlog for solution area services expected to be performed in the fourth quarter of 2003, and committed backlog for 2004, approximate 90% and 16%, respectively, of 2002 solution area revenue. Interactive Media Solution Area revenue for the first three quarters of 2003 plus committed backlog for the fourth quarter of 2003 is approximately 96% of 2002 Interactive Media revenue. However, the backlog principally consists of a small number of large projects. Unexpected schedule delays or project cancellations would likely negatively impact the Company’s results of operations and financial condition since any lost business would be difficult to replace given Interactive Media’s concentration on the cruise industry and history of long lead times associated with obtaining new engagements. Revenue for the first three quarters of 2003 plus fourth quarter 2003 backlog for the Company’s Technology Infrastructure and E-Business Solution Areas approximates 95% of 2002 revenue for those solution areas. Management believes that the short-term nature of committed backlog for the Company’s Technology Infrastructure and E-Business Solution Areas reflects the impact that recent domestic economic conditions have had on technology-based spending, particularly for Technology Infrastructure. The Company’s future success is dependent on its ability to continue to identify and obtain engagements from customers for the Company’s services. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s future results of operations and financial condition.

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

Historical Net Losses and Accumulated Deficit. The Company sustained substantial net losses during the years from 1996 through 2001. As of September 30, 2003, the Company had a retained deficit of $43,453,000. Net income was recognized for the third and fourth quarters of 2001, the final three quarters of 2002 and the first three quarters of 2003. Currently, the Company’s management anticipates that net income will be recognized for the full year of 2003. However, losses may be incurred in 2003 and future periods due to a variety of factors including the risk factors described herein. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis in the future.

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

Public Market and Trading Issues. Following the Company’s initial public offering in November 1996, a public market for the Company’s common stock did develop. However, trading of the common stock has been sporadic and the trading volume has generally been low. Since the delisting of the Company’s common stock from Nasdaq’s National Market, typical trading volume has been further reduced. Even a small trading volume on a particular day or over a few days may affect the market price of the common stock. The market price of the common stock could also be subject to fluctuations in response to variations in results of operations, changes in earnings estimates by securities analysts, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of the common stock.

Competitive Market Conditions. The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a recent trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities requires continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers. The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s interactive media consulting and systems integration services are currently provided to a limited market of cruise lines. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers. The Company utilizes end-user components and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. The Company has developed software applications and interfaces for the On Command components and hardware platforms. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. However, some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and applications with superior functionality or cost advantages over the Company’s systems and applications.

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

Decline in Outsourced Services. Revenue and gross profit derived from Outsourced Services declined during 2000, 2001, 2002 and the first nine months of 2003. The decline is attributable to both industry trends and the Company’s marketing focus on solutions-oriented services over that period. Other factors such as the prolonged economic downturn continue to negatively impact demand for technology-based services, including the Company’s Outsourced Services. Management expects Outsourced Services revenue and gross profit will continue to decline over the remainder of 2003 and in 2004.

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

Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company’s business. The Sarbanes-Oxley Act of 2002 and related SEC regulations have resulted in the implementation of increased financial reporting requirements and disclosure requirements and new requirements for corporate governance. Some of these requirements are currently in effect and others will become effective later in 2003 or thereafter. Management believes compliance with the legislation and regulations has resulted in additional costs to the Company associated with professional services including legal and accounting, regulatory reporting and investor information distribution. Management believes these costs will likely continue to increase with the pending implementation of additional provisions of the Sarbanes-Oxley Act of 2002 and related SEC regulations, as well as other SEC regulations.

Effect of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company does not expect that Interpretation No. 46 will have a material effect on the Company’s results of operations or financial condition as the Company does not currently utilize or have interests in any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31,

2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on the Company’s results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4.	Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended September 30, 2003, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2003, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,897,000 as of September 30, 2003 and approximately $1,939,000 as of November 12, 2003. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. On May 15, 2003, following modification of the S&T Loan Agreement to remove a prohibition of declaration, but not payment, of dividends for Series C preferred stock, the Company’s Board of Directors declared dividends which had been accrued since issuance of the preferred stock in 1996, or that would subsequently be accrued through May 31, 2003. The Board of Directors has subsequently declared dividends for Series C preferred stock accrued for the period since June 1, 2003, or that would be subsequently accrued through December 31, 2003. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time.

As of September 30, 2003, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2003 and approximately $5,000 as of November 12, 2003. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time.

As of September 30, 2003, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2003 and approximately $50,000 as of November 12, 2003. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time.

As of September 30, 2003, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of September 30, 2003 and approximately $14,000 as of November 12, 2003. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005.

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

On August 8, 2003, Allin Corporation furnished to the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – August 6, 2003) to which a copy of the Company’s Press Release of August 6, 2003 announcing financial results for the fiscal quarter ended June 30, 2003 was attached as an exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION (Registrant)

Date: November 12, 2003	By:	/s/ RICHARD W. TALARICO

Richard W. Talarico Chairman and Chief Executive Officer

Date: November 12, 2003	By:	/s/ DEAN C. PRASKACH

Dean C. Praskach Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

September 30, 2003

Exhibit Index

Exhibit Number	Description of Exhibit

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002