Form 10-K
period 2003-12-31
ALLIN CORP
filed 2004-03-26
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Common Stock, $0.01 Par Value per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    ☐   Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of the common stock as of June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, as quoted on the OTC Bulletin Board, was approximately $611,000. Shares of Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2004, the Registrant had outstanding 6,967,339 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Allin Corporation

Form 10-K

December 31, 2003

Forward-Looking Information

Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “commencement,” “create,” “seek,” “growth,” “opportunity” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, and under the caption “Risk Factors,” and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2003, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), formed in June 1994, Allin Corporation of California (“Allin Consulting-California”), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), acquired by the Company in August 1998, and Allin Network Products, Inc. (“Allin Network”), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the applications development, technology infrastructure consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania also performs outsourced technology-based services. Allin Holdings Corporation (“Allin Holdings”), which was formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company has utilized the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations since 1998. Management believes the trade-names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

The Company’s solution area-based organizational structure is designed to complement the customer-oriented focus of the Company’s marketing strategy. Solution area sales and operational personnel must understand a customer’s business issues to provide a solution designed to meet the customer’s particular needs. The Company believes the customer-based focus of its marketing strategy and its solution area organizational structure promote the effective delivery of customer-oriented technology solutions and foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. Management believes that the customer-oriented focus that is the fundamental principal of its marketing strategy is firmly established throughout the Company.

A brief description of the Company’s solution areas follows:

•	The Interactive Media Solution Area focuses on interactive media application development, technical architecture design, configuration and integration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media operational personnel have extensive experience in the cruise industry. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, near the most active concentration of cruise line operations in the United States.

•

The Technology Infrastructure Solution Area focuses on customers’ network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, messaging and collaboration systems, and information system security solutions. Technology Infrastructure focuses on developing Microsoft-based technology solutions for customers diverse in size and across a broad array of industries. Technology Infrastructure consultants have extensive experience in designing, developing and deploying solutions that optimize network architecture and enhance communicating and protecting information. Technology Infrastructure consulting services are provided from the Company’s Northern California and Pittsburgh offices.

•	The E-Business Solution Area provides solutions based on the latest Microsoft technologies focused on application development and integration, business intelligence and information management portals. E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers. E-Business solutions emphasize Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems. E-Business also provides business process consulting solutions that enable customers to utilize Microsoft’s business management software to automate processes and enhance operations. E-Business’ target customers are diverse in size and cross a broad array of industries. E-Business consultants have extensive experience in application development, design of information and database management systems and deploying business intelligence solutions. E-Business consulting services are provided from the Company’s Northern California and Pittsburgh offices.

The Company has established operating relationships with some of the leading suppliers of information technology products to complement its solution area services. Foremost among these are the operating relationships with On Command Corporation (“On Command”) and Microsoft. The Company’s rigorous review of available hardware platforms led to the 1999 selection of On Command as the preferred supplier of computer hardware platforms and configurations, end-user components and associated operating software for the Company’s interactive television systems integration projects. On Command is one of the world’s largest providers of interactive television services to the lodging industry. The Company has designed and developed unique application software that maximizes the capabilities of the On Command hardware platform for the Company’s customers. See Equipment Supply Considerations under Interactive Media Systems Integration below in this Item 1 – Business for additional information concerning the Company’s relationship with On Command. Allin Consulting-California and Allin Consulting-Pennsylvania are designated as Microsoft Gold Certified Partners, in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. The Company has also been recognized by Microsoft for demonstrated capabilities in developing and deploying project management solutions, and has assisted Microsoft in building awareness of the capabilities of new products and encouraging associated implementation and applications development. The Company intends to continue its specialization in Microsoft-based technology. See Microsoft-Based Technology Focus under Technology Infrastructure and E-Business below in this Item 1 – Business for additional information concerning the Company’s relationship with Microsoft.

(b) Financial Information About Industry Segments

Financial information concerning the industry segments in which the Company operates is included in Note 18 – Industry Segment Information of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(c) Narrative Description of Business

The consulting services offered by the Interactive Media, Technology Infrastructure and E-Business Solution Areas are classified by the Company as individual operating segments of its business. Aggregate consulting revenue, cost of sales and gross profit are included in the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data as Solution area consulting services. Interactive Media systems integration is classified as an additional operating segment and is reflected as Solution area integration services in the Consolidated Statements of Operations. Under the heading Solution Area Services below, discussion includes an overview of the Company’s solutions framework and delivery methods applicable to the three solution areas, industry overviews for the cruise industry, which accounts for the substantial majority of the Interactive Media Solution Area’s current business, and the technology consulting services industry in which the Technology Infrastructure and E-Business Solutions Areas compete, and reviews of operations for each solution area, including discussion of marketing objectives, backlog, pricing, supply considerations and sources of competition.

The Company’s operations include three additional segments, Outsourced Services, Information System Product Sales and Other Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. Information System Product Sales reflects the Company’s sales of interactive television equipment and computer hardware, software and supplies necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. The Company also occasionally performs other services that result in revenue such as website hosting and archival fees, referral commissions or placement fees. The operations of these segments are discussed below under the headings Outsourced Services, Information System Product Sales and Other Services

During 2003, three significant customers, Royal Caribbean, Carnival and Costa, accounted for 22%, 19% and 18%, respectively, of the Company’s consolidated revenue. Carnival and Costa are affiliated cruise lines.

Solution Area Services

The operations of the Company’s Interactive Media, Technology Infrastructure and E-Business Solution Areas comprise a substantial majority of the Company’s current activities and are most closely associated with its strategic focus of being a provider of solutions-oriented applications development, technology infrastructure consulting and systems integration services. The operations of these solution areas have been the focus of the Company’s sales and marketing efforts over recent years and they continue to represent a growing portion of the Company’s operations.

The following table sets forth the percentages of total revenue represented by solution area consulting services and solution area integration services for the three years ended December 31, 2003.

Solution Area Services Percentage of Total Revenue	Year Ended December 31
	2001	2002	2003
Solution area consulting services	49%	49%	54%
Solution area integration services	36%	39%	37%

Total solution area services	85%	88%	91%

Interactive Media revenue represented 63% of the Company’s solution area services revenue in 2003 and is highly concentrated among the few customers in the cruise industry noted above. In 2003, Royal Caribbean accounted for 23% of solution area services revenue while Carnival and Costa each accounted for 20% of solution area services revenue.

Solutions Framework and Delivery Methods

The Company has developed a solutions framework, the Allin Solutions Framework, for guiding the planning and conduct of the solutions-oriented projects performed by the Interactive Media, Technology Infrastructure and E-Business Solution Areas. The Allin Solutions Framework also assists customers in aligning their business and technology objectives, thereby maximizing the effectiveness of the recommended solutions. The Allin Solutions Framework allows solution planning to draw upon a resource knowledge base developed through past projects. It also provides a solution development discipline focused on team and process models that effectively organizes project teams and manages project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling results-oriented projects based on scope, schedule and resources. The adaptable process includes four phases:

•	The Solution Vision phase delivers a Vision document that articulates the ultimate goals for the solution and defines the solution scope and the project boundaries, providing clear direction to measure the success of the project. The Solution Vision includes a risk/return assessment and a project plan for the remaining phases.

•	The Solution Design phase culminates in the delivery and acceptance of the design specifications, including functional specifications, system design and quality assurance considerations, test plan and the project plan and schedule for solution development.

•	The Solution Development phase culminates in the initial delivery of a functionally complete solution, ready for pilot usage.

•	The Solution Deployment phase begins with a pilot and culminates in the production release of the installed application, training and documentation, and conversion of, or integration with, existing systems. Effective solution knowledge transfer to the customer is a key attribute of successful solution deployments.

The Company’s Interactive Media, Technology Infrastructure and E-Business Media Solution Areas primarily deliver consulting services that are either Allin-managed or co-managed with the customer. With the Allin-managed delivery method, solution area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, solution area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods. Services delivered under these methods are viewed by management as being solutions-oriented due to the Company’s performance of high level managerial tasks. These services are viewed as the most consistent with the Company’s marketing strategy and as offering the potential for higher billing rates and margins. The Technology Infrastructure and E-Business Solution Areas also currently deliver services under the customer-managed delivery method, with the solution area providing technical resources with specific technical skill sets that the customer utilizes to complement and assist its technical staff in the execution of customer-managed tasks or projects. Currently, the substantial majority of the services of the Interactive Media, Technology Infrastructure and E-Business Media Solution Areas are delivered on the Allin-managed or co-managed methods. The Company seeks to continue to primarily provide solutions-oriented services.

Interactive Media

Revenue from the Company’s Interactive Media Solution Area declined 4% from $7,759,000 in 2002 to $7,469,000 in 2003. Management believes the most significant factor causing the decline was the late 2002 introduction of a new generation hardware platform for systems integration projects, which allowed the Company to significantly reduce pricing thereafter, including all projects performed in 2003.

The following table sets forth information concerning Interactive Media consulting and systems integration revenue as percentages of solution area consulting services, if applicable, solution area revenue and total revenue for the three years ended December 31, 2003.

	Year Ended December 31
	2001	2002	2003
Interactive Media Consulting Percentage of:
Solution Area Consulting Services	41%	39%	38%
Solution Area Revenue	24%	22%	22%
Total Revenue	20%	19%	20%

Interactive Media Systems Integration Percentage of:
Solution Area Revenue	42%	44%	41%
Total Revenue	36%	39%	37%

Industry Overview – Cruise Industry

The cruise industry, where the Interactive Media Solution Area’s services are focused, is an important force in the North American economy. The International Council of Cruise Lines, an industry organization, reported in an August 28, 2003 press release that the North American cruise industry generated $20.4 billion in economic activity in the United States in 2002 through direct spending for goods, services and wages, shore-side job creation, port services and vessel maintenance. Annual domestic cruise line revenue was reported to currently approximate $11.9 billion by The Sun Herald (Biloxi, MS), February 20, 2004 edition. The Cruise Lines International Association (“CLIA”), an industry association representing cruise lines and travel agents, estimates a worldwide cruise passenger level of 9.5 million in 2003, a 10.2% increase over the 2002 passenger level of 8.6 million, according to a CLIA February 26, 2004 press release. CLIA estimates North American cruise passenger levels as 8.0 and 7.5 million for 2003 and 2002, respectively, and projects the worldwide cruise passenger level will reach 10.6 million in 2004. Marketing Week reports in its November 13, 2003 edition industry projections for an annual worldwide passenger level of 17.0 million by 2010. According to CLIA’s December 2, 2003 press release, growth in passenger levels has been a long-term trend in the cruise industry, averaging 8.4% annual growth from 1980 through 2002.

The cruise industry is dominated by three large organizations: Carnival, Royal Caribbean, and Star Cruises Group (“Star”). According to Cruise Industry News Quarterly in its Winter 2002/2003 edition, these organizations control more than 90% of the North American and 75% of the worldwide markets. One of the most important cruise industry developments during 2003 was Carnival’s acquisition of P & O Princess Cruises Plc (“Princess”). Princess had been the third largest cruise industry organization prior to the acquisition. Carnival emerged from the acquisition as the dominant industry leader, operating 71 ships among twelve cruise line brands. Carnival, Royal Caribbean and Star realized aggregate fiscal year 2003 revenue of $12.1 billion and were operating 116 ships as of the end of 2003, per their respective press releases (Carnival—December 18, 2003, Royal Caribbean – January 29, 2004, Star – February 20, 2004) or web sites. As noted above, Carnival and Royal Caribbean have been the Company’s largest customers in recent years. The Company previously operated an interactive television system under its former owner-operator model under an agreement with Norwegian Cruise Lines (“Norwegian”) prior to Star’s 2000 acquisition of Norwegian, but has not to date performed other services for Star.

The cruise industry responded to growing demand during the 1990’s by initiating programs to build a significant number of new ships to increase industry capacity. However, the new-build boom appears to be nearing the end of a cycle in 2004. The Fall 2003 edition of Cruise Industry News Quarterly lists firm orders for twenty new ships to enter service from the fourth quarter of 2003 to 2007, with an estimated building value of $9.1 billion, with options on two additional ships with an estimated building value of $1.0 billion. However, thirteen of these ships are planned to enter service by the end of 2004. Currently, the Company has installed or has entered into an agreement to install interactive televisions on five of the ships included in the Cruise Industry News Quarterly order book. The new ships on order include the first of Royal Caribbean’s Ultra Voyager class, which will be the largest cruise ship in the world when introduced in 2006. TravelAgent reported in its September 29, 2003 edition that the cruise industry’s order book historically follows peaks and valleys and often slows until the cruise lines can absorb new capacity. The December 15, 2003 edition of TravelAgent reports that industry experts predict more new ship orders beyond 2006, with forecast industry investment of $2 billion per year through 2010 to keep pace with cruise industry demand.

The significant increase in cruise industry capacity since the late 1990’s has allowed the cruise industry to significantly expand the array of activities and choices associated with the cruise experience both on and off the ships. Cruise Industry News Quarterly notes in its Summer 2003 edition that the cruise industry has reinvented the onboard product to meet the changing needs of the vacation population and has significantly broadened its appeal to the baby boomer and family markets by offering more choices for a reasonable value. Cruise Industry News Quarterly also notes that new cruise ships have grown larger so that they can offer passengers more features and services and have such a diversity of facilities and excursions that they appeal to both passive, relaxation-oriented and active, adventure-oriented passengers. The New York Times September 28, 2003 edition reports that the cruise industry is emphasizing convenience and variety as never before. The Company’s management believes the trends toward increasing passenger choices and convenience combined with increased ship size create a compelling need for automation of shipboard programs and that interactive television can be an effective component of this process. The Company’s management believes this trend and others, such as increasing demand for online access, create opportunities for additional applications development, consulting and systems integration services to be provided to the cruise industry. There can be no assurance, however, that such opportunities will result in additional business or improvements in financial results for the Company.

Achievement of future growth forecasts by the cruise industry is subject to a number of significant risks. The cruise industry was negatively impacted from 2001 to 2003 by geopolitical considerations, worldwide economic conditions and other factors such as outbreaks of the SARS epidemic and widely publicized incidents of shipboard illnesses, such as the Norwalk virus. The cruise industry responded strategically to these negative events by implementing a significant redeployment of ships to North American and Caribbean itineraries, diversifying to additional North American ports to reduce dependency on air travel, discounting fares and implementing more stringent cleanliness standards. The Cruise Industry News Quarterly Summer 2003 edition notes that over this period the cruise lines worked on ways to increase passenger spending to recover revenue lost through fare discounts. Management believes that interactive television can provide cruise lines with additional sources of revenue from pay-per-view movies, gaming, incremental shore excursion sales and other programs.

Marketing Objectives

The Company’s expertise in designing and installing interactive systems has been recognized in the cruise industry, where the Company’s interactive television solutions are the predominant system of choice for the world’s two largest cruise organizations, Carnival and Royal Caribbean. Twenty-nine shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. The Company’s management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Over thirty-five applications have been developed by Interactive Media for the cruise industry to generate incremental revenue, promote operating efficiencies and enhance customer service. The Company’s management estimates that the revenue producing applications developed for, and implemented on, cruise ships will generate more than $250 million of revenue for the cruise industry in 2004. The Company seeks to continually improve the services offered to the cruise industry through broadening the scope and functionality of applications, improving the functionality and reliability of interactive television system hardware and components, ongoing efforts to reduce system costs and initiatives to develop sponsorship and promotional opportunities to enhance the cruise lines’ revenue and return on investment.

The Company’s leadership position in interactive television technology was highlighted in the article Video on the Seas in the February 2004 edition of VideoSystems. The article highlighted innovations in the use of video technology by the cruise industry. Among the innovations reported was the interactive television technology the Company designed, developed and implemented for Carnival and Royal Caribbean. In the article, cruise line executives confirm management’s beliefs regarding the benefits of the interactive television systems. The article reports that the interactive television systems have worked reliably on Carnival’s ships and have provided Royal Caribbean with significant staff cost savings and enable passengers to spend less time in lines and more time enjoying themselves.

Interactive Media’s extensive experience and broad-based development and implementation capabilities allow for solutions that give customers a degree of flexibility and control that management believes is unparalleled among cruise market service providers. Interactive Media offers customers choices by allowing them to pick from over thirty-five working service or entertainment applications, by enabling the creation of unique applications and systems for individual cruise lines or ships, by offering both thick- and thin-client solutions, and by enabling operations over digital, radio frequency-based and hybrid distribution systems.. Interactive Media also offers extensive support services, which have kept systems running efficiently and cost-effectively for over eight years. Management believes that Interactive Media offers diverse, scalable solutions that meet customers technology preferences and cost-effectiveness requirements.

Management believes Interactive Media’s extensive experience in applications development and interactive televisions system implementation, the broad scope of developed applications, the large installed base of existing systems, and the cost effectiveness of the Company’s scalable interactive television solutions create competitive advantages for the Company over its competitors and make the Company the industry leader in providing interactive television services to the cruise market. The Company emphasizes these factors and the availability of comprehensive support services in marketing Interactive Media services to the cruise industry. Interactive Media’s management also evaluates opportunities for development and other consulting or systems integration services that arise with organizations outside the cruise industry.

The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. To date, the majority of installations performed by Interactive Media have been on newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2002 or 2003. As of December 31, 2003, the Company has contractual commitments in place for interactive television systems on three ships, all of which are expected to be completed in 2004. Furthermore, the level of cruise industry new-build commitments is expected to drop significantly during 2005 and 2006. Management has undertaken initiatives to facilitate the marketing of systems for ships currently in service, including ongoing efforts to lower system costs and the creation of programs that enhance cruise lines’ incremental revenue and return on investment. The level of success achieved with these initiatives will affect the Company’s future competitiveness in providing services for the cruise industry.

Interactive Media Consulting

Operations. The Interactive Media Solution Area offers consulting services specializing in interactive media applications that the Company’s management believes enable customers to improve service and increase productivity and revenue. Consulting services provided in 2003 included applications development, technical architecture design, configuration and implementation related to interactive television systems and maintenance and support services for Interactive Media’s installed base of interactive television systems. The level of Interactive Media consulting services provided to customers increased by 3% from 2002 to 2003. However, the backlog for Interactive Media consulting services is lower as of the beginning of 2004 than as of the beginning of the previous two years. There can be no assurance that consulting revenue will be recognized in 2004 or future periods at levels equal to or greater than the level experienced in 2003.

Interactive Media Solution Area consultants have the expertise and experience in interactive media technology to develop solutions that integrate broadcasting and information system technology and provide for distribution of digital or analog video content over digital networks or radio frequency-based television infrastructure. Interactive Media develops applications based on the open architecture of Microsoft BackOffice products such as Windows NT and 2000, SQL Server and Internet Information Server. The open architecture enables significant customization of application content through commonly used programming languages. Solutions are Internet-accessible, provide multiple language capability and support high-end graphics and digital video content.

Applications developed by the Interactive Media Solution Area include, among others, shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service and wine ordering, meal reservations, shipboard and destination shopping promotion, distribution of activities and ship informational and promotional content, future cruise previews, digital photography and passenger amenities such as internet access, music on demand, news updates, stock quotes, video games, cabin messaging and wake-up calls. Arrays of these applications are currently in use on twenty-nine cruise ships. Interactive Media has also developed applications in the past for healthcare and educational institutions, including on-demand viewing of information related to medical conditions and procedures and on-demand viewing of educational programs. Interactive Media seeks to broaden the scope and functionality of applications on an ongoing basis.

During 2003, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office. Portions of larger engagements were performed at sites designated by customers. It is anticipated that 2004 operations will be conducted in a similar manner. During 2003, three significant clients, Carnival, Costa and Royal Caribbean, collectively accounted for 98% of Interactive Media consulting revenue. Revenue is expected to remain highly concentrated in 2004.

Labor Supply Considerations. Interactive Media’s services are labor intensive and utilize the Company’s consultants and engineers. The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. Because the Interactive Media Solution Area offers services in specialized technology niches, the Company provides extensive training to consultants and engineers to enhance their skills. Compensation for Interactive Media’s technical staff is primarily salary-based.

There are common attributes to backlog and pricing and competition for the Interactive Media consulting and systems integration segments. Discussion related to both segments is presented below under Interactive Media Systems Integration.

Interactive Media Systems Integration

Operations. During 2003, Interactive Media completed or substantially completed interactive television systems integration projects on Carnival’s Glory and Spirit, Costa’s Atlantica, Fortuna and Mediterranea and Royal Caribbean’s Mariner of the Seas and Serenade of the Seas. Interactive Media installed six shipboard interactive television systems in 2002. Despite the greater number of projects in 2003, Interactive Media systems integration revenue declined 7% from 2002 to 2003. The decline in revenue resulted from price reductions implemented in late 2002 following the introduction of a new head-end hardware platform. The new platform allows customers to take advantage of the increased availability of digitally-formatted movie content and offers functionality and reliability improvements with significant reductions in head-end equipment costs. Three shipboard interactive television system installation projects are committed for 2004, one for each of Carnival, Costa and Royal Caribbean. There can be no assurance that the Company will continue to receive orders for additional system sales beyond those already obtained or that any sales made will result in the desired improvements to the Company’s financial condition or results of operations. If Interactive Media is unsuccessful in obtaining additional projects for 2004, revenue and gross profit from systems integration services will likely decline significantly from 2003 levels, negatively impacting the Company’s overall profitability.

Interactive Media can deliver flexible, scalable solutions meeting customers’ technology needs and preferences. Both thick- and thin-client solutions are offered for digital networks. Thick-client solutions utilize high-end set top boxes, wireless keyboards, remote controls and monitors or high-definition televisions to offer the functional equivalent of a personal computer in each cabin.. Advanced on-demand applications are delivered over Ethernet or ATM-based networks, and interface with the customer’s other information systems.

Thin-client solutions leverage centralized all-digital head-end equipment dynamically allocated to deliver advanced applications across digital networks, radio-frequency distribution systems or hybrid systems to end-user monitors or televisions. Solutions for radio frequency based distribution systems utilize low cost televisions, set top boxes and remote controls for end-user access. Thin-client solutions for digital networks also use a centralized head-end architecture, but communicate with end-user monitors or high-definition televisions over Ethernet or ATM-based networks. The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows NT or 2000, SQL Server and Internet Information Server enables flexible delivery of video content from various sources and interfaces with the customer’s other information systems. Management believes thin-client solutions are more scalable and cost-effective because they leverage centralized head-end equipment and require a lower initial capital investment and lower ongoing maintenance costs. The systems implemented to date for existing cruise line customers have been thin-client systems. The essence of either type of Interactive Media solution is to bring the functional equivalent of a Windows-based personal computer to every end user.

During 2004, Interactive Media anticipates introducing the Commander III set top box for use with thin-client solutions, which will feature the added functionality of an embedded Ethernet port, allowing any IP-based device to connect through the ship’s coaxial cable broadcast system.

During 2003, Interactive Media systems integration operations were conducted primarily by technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office. Substantial portions of the work associated with major systems integration projects were performed onsite by Interactive Media personnel at various domestic and international locations, typically at European shipyards for installations on newly built ships or at sea for installations on ships currently in service. It is anticipated that 2004 operations will be conducted in a similar manner. Systems integration services were provided in 2003 exclusively to three significant customers, Carnival, Costa and Royal Caribbean. Revenue is expected to remain highly concentrated in 2004.

Equipment Supply Considerations. The Company’s rigorous review of available hardware platforms for interactive television operations led to the 1999 selection of On Command as the preferred supplier of computer hardware platforms, end-user components and associated operating software for the Company’s interactive television systems integration projects. On Command is one of the world’s largest providers of interactive television services to the lodging industry. Through extensive research and development efforts, On Command has developed and continually updated specifications and configurations for computer hardware, end-user components and operating software that facilitate efficient and reliable interactive television operations. The Company has designed and developed a suite of unique software applications which maximize the capabilities of the On Command hardware platforms for the Company’s customers. During the past five years, On Command’s frequent improvements to the design and functionality of hardware configurations, end-user components and operating software, such as the 2002 introduction of a new generation all-digital head-end hardware platform, have been utilized by the Company for Interactive Media solutions. The Company’s purchases of materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Solution Area and for information system product sales, have been highly concentrated with On Command. During the years ended December 31, 2002 and 2003, 93% and 90%, respectively, of materials purchased for these operations were from On Command.

Allin Interactive entered into a new License and Supply Agreement with On Command, effective June 30, 2003, replacing a previously existing Supplier Agreement. The License and Supply Agreement has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, On Command granted Allin Interactive exclusivity in utilizing its hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term, and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. There are no minimum purchase requirements under the agreement, so the Company’s risk is limited to the loss of exclusivity. The License and Supply Agreement provides for the grant from On Command to Allin Interactive of a non-exclusive, perpetual license to use, market, distribute and maintain the On Command software as well as rights to modify and sublicense the software. License fees are to be determined by mutual agreement. No license fees were incurred from the commencement of the agreement through December 31, 2003. The License and Supplier Agreement was included as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003. If On Command were removed as a source of supply for hardware and end-user components for any reason, the Company’s Interactive Media operations could be negatively impacted from factors such as increased research and development costs, difficulty in obtaining alternate components, increases in the cost of components and reduced functionality of alternate components.

Certain computer hardware and software, networking components and radio frequency-based communication equipment utilized in Interactive Media projects is purchased from other suppliers. These products are readily available and may be purchased from a number of vendors. The Company does not manufacture any of the hardware components utilized in systems integration projects. The Company did not experience any problems obtaining components necessary for timely performance of its 2003 systems integration projects and does not anticipate any such difficulties in 2004.

The following discussion of backlog and pricing and competition applies to both the consulting and systems integration services provided by the Interactive Media Solution Area.

Backlog and Pricing. As of December 31, 2003, the Company had a committed backlog of approximately $3,353,000 for Interactive Media consulting and systems integration services, all of which is expected to be earned in 2004. This compares with a committed backlog for Interactive Media consulting and systems integration services of approximately $8,778,000 as of December 31, 2002. The backlog as of December 31, 2003 includes development, configuration and implementation labor and equipment associated with one shipboard interactive television system under an agreement with Costa, one shipboard interactive television system under an agreement with Royal Caribbean, one shipboard interactive television system order under a contract amendment with Carnival, remaining applications development and interactive television system commitments under the agreements entered into with Carnival in February 2001 and support services under agreements with all of the Company’s cruise line customers.

Management believes the decline in backlog is primarily attributable to the impending end to a significant cycle of new-build activity for cruise ships. To date, the majority of interactive television system installations performed by Interactive Media have been on newly-built ships. New-build commitments among the Company’s existing customers are fewer in 2004 than in 2003 or 2002. The Company is actively seeking to secure additional consulting and systems integration project commitments for the Interactive Media Solution Area with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. Management’s efforts include marketing systems for ships currently in service, either for initial implementation of interactive television systems or replacement of older systems. As discussed above, if the Company is unsuccessful in obtaining additional significant consulting or systems integration projects for 2004, Interactive Media solution revenue and gross profit will likely decline significantly from 2003 levels, negatively impacting the Company’s overall profitability.

Because of the significant proportion of fixed-price services included in Interactive Media’s consulting and systems integration operations over the last two years, meaningful hourly rate information is not available.

Competition. The market for providing interactive media consulting and systems integration services to the cruise industry is a niche market with a small number of competing companies. The Company competes with other businesses utilizing various technologies and marketing approaches. Some of the Company’s competitors may be larger and may have greater financial resources than the Company.

The following information regarding the organizations Company management considers to be the primary competitors in this market was obtained from their respective websites. IDF GmbH (“IDF”), a German company, has installed digital-based interactive television systems on the Cunard Line’s Queen Mary 2, which entered service in January 2004, and on two Hapag Lloyd cruise ships. Another German company, Acentic Holdings GmbH (“Acentic”), has installed interactive television systems on three Festival Cruises ships and one Radisson ship. Acentic is a large operator of lodging-based interactive television systems in Europe. An American company, Insystcom, Inc. (“Insystcom”), has installed systems on two Silversea Cruises ships and one Oceania ship.

The Company believes the cost-effectiveness of its solutions, its wide array of developed fully-functional applications, the substantially larger number of installed interactive television systems than any of the Company’s competitors and Interactive Media’s extensive experience providing services to the cruise industry provide competitive advantages in the market for cruise industry services. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or develop innovative technologies that can successfully compete with the Company. There can also be no assurance that competition for system implementations will be solely on a service provider basis as interactive competitors have at certain times been willing to make significant capital commitments to obtain system implementations. Competitors may market on the basis of a lower price as compared to the Company’s solutions by limiting the range or functionality of applications and system components. Competitors offering only thick-client solutions may market on the basis that their solutions represent a higher level of technology than a shared-resource solution. The Company believes it can compete effectively against these marketing approaches.

Technology Infrastructure and E-Business

The following table sets forth the percentages of solution area consulting services and total revenue from the Company’s Technology Infrastructure and E-Business operations for the three years ended December 31, 2003.

	Year Ended December 31
Percentage of	2001	2002	2003
Technology Infrastructure
Solution Area Consulting Services Revenue	31%	25%	25%
Total Revenue	15%	12%	13%

E-Business
Solution Area Consulting Services Revenue	28%	36%	38%
Total Revenue	14%	17%	21%

Revenue from the Company’s Technology Infrastructure and E-Business Solution Areas increased from 2002 to 2003, both in aggregate dollars and as a percentage of total revenue. Management attributes the increases in revenue to the broad scope of the technological capabilities and the high quality of services provided by these solution areas.

Revenue from the Company’s Technology Infrastructure Solution Area increased 4% in 2003, after having experienced a significant decline of 38% in 2002. During 2003, two significant customers, the Pittsburgh Public School District and Irwin Home Equity Corporation, accounted for 12% and 11%, respectively, of Technology Infrastructure revenue.

Revenue from the Company’s E-Business Solution Area increased 14% in 2003, following a 7% decrease in 2002. During 2003, four significant customers accounted for a majority of E-Business revenue. Heller Ehrman White & McAuliffe LLC, Management Science Associates, Inc., Hanson North America, Inc. and Wabtec Corporation accounted for 16%, 14%, 13% and 12%, respectively, of E-Business revenue in 2003.

In December 2003, the Company commenced services related to Microsoft’s Business Solutions technologies, including Great Plains and Solomon enterprise accounting systems and customer relationship management products. The commencement of services followed the acquisition by Allin Consulting-Pennsylvania of certain assets from Information Designs, Inc. (“Information Designs”) under an Asset Purchase Agreement, including a customer list and the authorized Microsoft Business Solutions Partner designation previously granted by Microsoft to Information Designs. Coincident with the asset purchase, Allin Consulting-Pennsylvania hired all of the three Information Designs employees. These services will be classified as an activity of the E-Business Solution Area. There was no significant impact on 2003 results of operations due to the timing of the asset acquisition, but management expects consulting services related to these technologies will likely contribute to an increase in E-Business revenue in 2004. However, no assurance can be given that the E-Business Solution Area will realize revenue equal to or greater than the current level in any future period.

Microsoft-Based Technology Focus

The Technology Infrastructure and E-Business Solution Areas maintain a Microsoft-based technology focus in their operations. The Company intends to continue this specialization in Microsoft-based technology in the future. The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners, Allin Consulting-California for Enterprise Systems and Allin Consulting-Pennsylvania for both Enterprise Systems and Security Solutions. The Microsoft Gold Certified Partner program recognizes the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Allin Consulting-Pennsylvania was the first partner in the Pittsburgh area awarded gold status in either of Microsoft’s designated disciplines and was also the first partner in the Pittsburgh area to receive dual designations. Allin Consulting-Pennsylvania is also designated under the Microsoft Project Partner Program for demonstrated capabilities in developing and deploying project management solutions. As noted above, Allin Consulting-Pennsylvania is an authorized Microsoft Business Solutions Partner. In 2003, Allin Consulting-California worked with Microsoft as a member of its Rapid Application Deployment teams for both Windows Server 2003 and Office System 2003. Team members assisted Microsoft in building awareness of the capabilities of these new products and in encouraging implementation and applications development associated with these products. Allin Consulting-California also serves as a member of Microsoft’s Small Mid-Market Solutions & Partners (SMS&P) Council in Northern California. Additionally, Allin Consulting-California and Allin Consulting-Pennsylvania are certified as Microsoft Solutions Provider Partners. The Company maintains programs for the ongoing training and certification of its consultants in Microsoft-based technology.

Industry Overview – Technology Consulting Services

The segments of the domestic information technology services market in which the Company’s Technology Infrastructure and E-Business Solution Areas primarily compete, information technology consulting and development and integration, experienced declines of 7.6% and 0.4% in 2002 and 2003, respectively, according to the Gartner, Inc. report Worldwide IT Services Market Forecast, 2002-2007, January 12, 2004. The Gartner report sizes the American consulting and development and integration services market at an estimated $87 billion in 2003, approximately 39% of the worldwide market. Gartner forecasts modest domestic growth in these segments of 2.9% in 2004 and an average annual growth rate of 4.6% from 2005 through 2007, when the estimated domestic market size will be $102 billion. A Business Week article, Farming It Out at a Faster Pace, January 12, 2004 edition, reports industry analyst IDC’s 2004 growth projection for these segments as 3.0%, consistent with the Gartner forecast.

The Gartner report attributes the two-year decline in these industry segments to many factors, including a poor economic climate, the lack of stimulus for services from widespread implementation of new hardware and software, downward pressure on fees due to market oversupply and increasing competition from offshore service providers. Worldwide IT Services Market Forecast, 2002-2007 also identifies several factors which are expected to strongly influence spending on information technology services over the next year and beyond. These include the degree of business confidence in economic recovery in the United States, the reduction in fear and uncertainty surrounding terrorism and the consequences of American military actions, the pace at which information technology vendors generate demand by implementing compelling new technologies and the speed with which users’ existing technological assets require increasing maintenance and adaptation. The Gartner report predicts that growing optimism about profits and improved business confidence will allow increases in information technology budgets in mid-to-late 2004 or 2005, but that poor return on investment from past spending will continue to inhibit business confidence in the value of future investments. Gartner’s future growth projections are more modest than in previous years due to their expectation that many of the factors noted above will continue to impact technology spending decisions in 2004 and beyond.

The article, Outlook 2004 Catch the Wind, in the January 5, 2004 edition of Informationweek.com, reports that a survey of business technology executives indicates top technology initiatives for 2004 will include streamlining or optimizing business processes, boosting worker productivity across companies, improving customer service and gaining better return on information technology investments. The survey results reflect how the impact of market forces over the last few years have caused a fundamental shift in how businesses make spending decisions for technology-based products and services. Decision making criteria have moved away from technological improvements in hardware and software products as the primary consideration. Now, the ability of a technology initiative to improve business processes or results and to generate an acceptable return on investment are the critical considerations. An implication drawn from this shift is that future growth for technology-based businesses will more closely parallel the cyclical dynamics of other industries than has been the case in the past. This conclusion is consistent with the view of industry analysts such as Gartner and IDC that while the short-term outlook for technology services is improving, the longer-term outlook is more conservative than had been expected a few years ago.

Technology consultants may be able to use this fundamental shift in the technology decision making process to generate demand for services in 2004 and beyond. The article Business Strategy, in the December 16, 2003 edition of Network Computing points out that investment in enterprise applications can increase when decisions are based on reducing costs or eliminating administrative steps. IDC believes enterprises are turning to business intelligence solutions in order to leverage the avalanche of information they are gathering, per the IDC October 22, 2003 press release North American Enterprises are Snapping Up Business Intelligence Tools. IDC notes that business intelligence tools are proliferating because they support decision making, improve interaction with customers and drive business performance. Other factors are expected to contribute to the expected upturn in demand for technology consulting expected in 2004. The article, Tech firms prepare as upgrade cycle set to drive growth, in Crain’s Detroit Business, November 10, 2003, identifies implementation of improvements to computer network architecture and security as 2004 growth areas for technology consultants. Significant information technology spending is expected on initiatives for server and storage upgrades, virtualization capabilities and disaster recovery planning, according to the article Forecasts: IT budgets set to grow in the December 15, 2003 edition of NetworkWorld. Other trends in technology, such as convergence of voice and digital devices, radio-frequency identification technology, pervasive computing and embedded technology are identified as potential sources of longer-term growth for technology-based businesses, according to the InfoWorld.com, December 15, 2003 edition, article, The Next 25 Years of IT and the previously cited Crain’s Detroit Business article..

The Company maintains a strong Microsoft focus in its solutions areas. Microsoft is a dominant force in the information technology industry, particularly in software for the server and client operating environments. IDC projects that Microsoft will continue to hold its dominant role in these markets through 2007, despite increasing competition from Linux-based systems, according to the October 8, 2003 IDC press release, IDC Says Microsoft Is Moving into Dominant Role in Server Operating Environments, Even as Linux Grows . Microsoft’s dominance to date has been in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses. Microsoft’s operating strategy involves leveraging a large network of third party providers, such as the Company, for service and support for its products, and to stimulate demand for its products through customized applications development. Major Microsoft initiatives during 2003 included launching new versions of Windows Server, Office and Exchange. Several articles from the December 22, 2003 issue of eWeek identified significant Microsoft priorities for product development and enhancements, including promoting group productivity, functionality and integration capability enhancements for its customer relationship management product, improvements to product security and better communication of security updates.

Offshore sourcing of information technology services, particularly application development services, gathered widespread attention during 2003. As noted above, it was one of the significant factors cited by Gartner, Inc. that resulted in their lower long-term growth projections for technology consulting and development and integration. Offshore sourcing has become an important labor issue in technology services. The NetworkWorld article Offshore outsourcing: Business boon or bust?, December 22-29, 2003 edition, reports industry analyst Forrester Research’s projection that 600,000 domestic IT back office, customer service or sales jobs will move offshore by 2005. Microsoft responded to this trend by initiating a joint services delivery model to achieve better collaboration between United States partners and foreign contractors, according to the article Microsoft Eyes Offshoring, from the January 12, 2004 edition of CRN. The article predicts an evolution among service providers to business models emphasizing project management and server integration skills, with developers transitioning into solution architects. Management does not believe that the offshore trend has significantly impacted the Company to date, and believes that any future impact will likely be more significant for larger organizations targeting larger customers. However, the Company’s future sales opportunities may be negatively impacted by this trend.

Marketing Objectives

Technology Infrastructure and E-Business target horizontal markets, meaning businesses across a broad spectrum of industries. Targeted potential customers for these solution areas range from relatively small organizations to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size.

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

The Company intends to continue its specialization in Microsoft-based technology and joint marketing efforts with Microsoft. Management believes that the Company’s Microsoft gold-certified partner status and other designations and past and current participation on Microsoft advisory councils and product implementation teams provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings and serve as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s Internet-, business intelligence- and infrastructure-based products since Microsoft has historically relied extensively on third parties for custom development and integration services. Microsoft is also an important source of leads for potential customers. No assurance can be given, however, that any growth or change in Microsoft’s product sales will result in increased revenue or profitability for the Company. There can also be no assurance that revenue growth or profitability improvements will be realized in 2004 due to the Company’s relationship with Microsoft.

The Company believes that the high quality of its services and its ability to quickly develop solutions capabilities for new Microsoft product offerings are recognized by Microsoft. A Microsoft press release of March 1, 2004 acknowledges Allin Consulting’s development of sample code solutions demonstrating the eBay listing management capabilities and notes their availability at the eBay Developer site. The press release notes that Bill Gates, chairman and chief software architect of Microsoft, presented a demonstration of the solution developed by Allin Consulting at the Microsoft Office System Launch event in New York in October 2003. The press release invites third party developers to utilize the Web services capabilities of both the eBay platform and Microsoft Office System to create solutions that will help users increase their productivity on eBay. Other solutions developed by Allin Consulting-California based on Microsoft Office SharePoint Portal Server and Microsoft Office InfoPath have also been demonstrated at Microsoft Office System Launch events in San Francisco, Santa Clara and Sacramento, California.

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

Technology Infrastructure

Operations. Technology Infrastructure Solution Area services focus on customers’ network and application architecture, messaging and collaboration systems and security systems. Technology infrastructure is the foundation upon which technology applications are built. Network and application architecture deals with network design, local and remote access, Internet connectivity and operating system protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Effective messaging and collaboration systems are tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Security solutions provide combinations of firewalls and proxy servers, virus protection and intrusion detection to protect web servers, e-mail servers and other network components. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities.

Technology Infrastructure services focus on Microsoft BackOffice technology including Windows Server, SQL Server, Systems Management Server, Exchange Server and Internet Information Server. Messaging and collaboration projects focus on technologies such as Microsoft Exchange, Active Directory and SharePoint Portal Server and utilize Microsoft Office Live Communications Server, LiveMeeting and Research in Motion’s Blackberry Server and devices to create mobile solutions. Security-oriented projects often utilize Microsoft Internet Security & Acceleration Server technology as well as NetIQ products designed for network monitoring. The Company believes that Technology Infrastructure services enable its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

Management believes the short-term outlook is improving for the Technology Infrastructure Solution Area. Revenue improved in the fourth quarter of 2003 such that modest growth of 4% was achieved for the full year, whereas revenue for the first three quarters of 2003 had trailed the comparable period of 2002. Management believes that certain trends in technology are favorable to future growth for Technology Infrastructure. Among these trends are heightened network security concerns due to threats from virus attacks, terrorism and other factors, related disaster recovery planning, and pent-up demand for network architecture, server and storage upgrades. Management believes these trends could have a beneficial impact on the Technology Infrastructure Solution Area in 2004 and beyond. There can be no assurance, however, that these trends or improving economic conditions will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company’s results of operations and financial condition

Through much of 2003, the level of demand for Technology Infrastructure consulting services was negatively impacted by the significant curtailment in technology-based spending, which resulted from recent domestic economic conditions. Technology Infrastructure solutions can represent a high total cost to customers, as they will frequently require that customers incur substantial costs to buy new hardware, software or networking equipment in addition to the consulting services provided by the Company in order to realize the potential benefits of the recommended solution. Management believes the environment for technology-based spending through much of 2003 made many customers reluctant to undertake Technology Infrastructure projects at all.

The goal of the Technology Infrastructure Solution Area is to develop and implement enterprise-quality, scalable solutions that solve business problems, thereby bringing tangible benefits to customers. Technology Infrastructure follows the Allin Solutions Framework in planning and executing its engagements. The framework is intended to assure proper identification of customer goals for each project and that the recommended solution provides benefits to the customer’s organization.

Examples of recent Technology Infrastructure projects include:

•	A technology infrastructure assessment was performed for a merchandising company. Security and performance issues were identified and an action plan and remediation priority list were developed. Internet Security & Acceleration Server was implemented to provide additional security. Network services were extensively modified utilizing Windows and SQL Server to provide for redundancy, optimize user access and increase reliability of operations.

•	An upgrade of the Windows operating environment was implemented for a specialty foods producer, including migration to a directory-enabled platform featuring Microsoft Windows Server and Active Directory. The in-place migration was performed with no business disruption and it improved the customer’s control over desktops through group policies, improved server management and backup, automated delivery of security patches and offered significant software savings for the customer’s new portal project.

•	A technology infrastructure upgrade was performed across ninety sites for a large school district, including design and implementation of an Exchange system for 5,000 users and implementation of Active Directory. The HEAT help desk tool was implemented with interfaces to asset management applications, a self-serve knowledge base and a web-based user interface. A security audit was performed and operational best practices were implemented.

•	The management and monitoring of a key business application was automated for an on-line business auction provider. A data collection and monitoring system utilizing SQL Server and NetIQ AppManager was designed to support a critical customer relationship management system. The Web-based system proactively alerts the customer concerning any customer relationship management system issues and provides drill-down and issue resolution capability.

•	A messaging system upgrade was implemented for a transportation equipment manufacturer, including a migration to Exchange 2003 because of its support for mobile devices, rich web interface and robust production environment capabilities. The solution was designed and implemented to work with multiple domestic and foreign business units.

Technology Infrastructure consulting is performed by both of the Allin Consulting subsidiaries utilizing personnel based in the Company’s Northern California and Pittsburgh locations. Allin Network also provides limited network monitoring and consulting services from Pittsburgh. The majority of services in 2003 were billed on an hourly basis with the remainder based on fixed prices. During 2003, projects tended to remain small and of short duration. Management attributes this to technology spending constraints caused by recent economic conditions.

Backlog. As of December 31, 2003, the committed backlog for the Technology Infrastructure Solution Area was approximately $472,000, all of which is expected to be earned in 2004. As of December 31, 2002, the committed backlog for Technology Infrastructure was approximately $135,000. Management believes the improvement in backlog for Technology Infrastructure reflects the recent improvement in demand arising from heightened network security concerns due to threats from virus attacks, terrorism and other factors, related interest in disaster recovery planning, and pent-up demand for network architecture, server and storage upgrades. Management believes the recent favorable trend could signal the beginning of a longer-term recovery in demand for technology infrastructure services, although no assurance can be given that the trend will be sustained throughout 2004 or beyond or that the Company will realize an increase in Technology Infrastructure revenue in 2004. Committed backlog as of December 31, 2003 includes both large and small projects for a diverse group of customers.

There are common attributes to pricing, supply considerations and competition for the Technology Infrastructure and E-Business Solution Areas. Discussion related to both solution areas is presented below under E-Business.

E-Business

Operations. The E-Business Solution Area provides customized, scalable solutions based on Microsoft technology focused on application development and integration, business intelligence, information management portals, and business process systems. E-Business services provide tools to empower customer personnel with the business intelligence for fast and effective decision making. E-Business solutions are targeted at increasing customer productivity, eliminating inefficiencies and reducing costs. E-Business creates solutions based on the latest business intelligence technologies that organize raw data into understandable information that can provide customers with competitive advantages. Management believes E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers.

The E-Business Solution Area provides solutions implementing revenue-generating customer-accessible E-commerce applications, business-to-business extranets and internally-focused intranets. E-Business also designs and implements information management portal solutions that connect to the customer’s transactional systems and provide for quick, efficient and secure access and delivery of information for customers, suppliers and employees. Services based on Microsoft’s business management software help organizations automate processes, make more profitable decisions and accelerate growth. Solutions based on these business process tools enhance the visibility and control of business information and help to develop profitable customer relationships through lead and opportunity management, a searchable knowledge base and integrated reporting tools.

E-Business utilizes the latest Microsoft Web enabling technology, such as BizTalk, Commerce Server, SQL Server, Office Professional Edition and the .NET framework to develop cost effective, scalable solutions. Internet Information Server provides the means of delivering Web-based solutions while assuring data encryption and security through its support of digital signatures. Using Microsoft technology such as Content Management Server, SharePoint Portal Server, Project Server, SQL Server and Exchange, the E-Business Solution Area enables customers to centralize information stores, develop security schemes to regulate access to data and establish personalized points of access to all relevant business information, regardless of location or format. E-Business performs solutions services for Web applications using Visual Studio .NET with SQL Server. Consulting services related to Microsoft’s Business Solutions technologies utilize Great Plains and Solomon enterprise accounting systems and the Microsoft CRM customer relationship management system.

Management believes that economic conditions during 2001 and 2002 resulted in a slowing of demand for new technology initiatives, including E-Business solutions, and deferring of demand until future periods. However, the need for businesses to remain competitive eventually requires them to undertake technology-based projects that offer functionality improvements and operating efficiencies. Management believes that this deferred demand contributed to the increase in E-Business revenue from 2002 to 2003. Another factor contributing to the period-to-period increase in E-Business revenue was a greater number of large customer engagements in 2003 for E-Business. Four customers individually account for greater than ten percent of E-Business revenue in 2003 as compared with two customers in 2002.

Management expects the future level of demand for E-Business services will be impacted by a number of factors and trends, including the increasing complexity of business intelligence products, continued growth in Internet-based commerce and business applications, convergence of voice and digital devices, increasing usage of radio-frequency identification technology, pervasive computing and embedded technology. Some or all of these factors may represent opportunities for growth in future periods for the E-Business Solution Area. There can be no assurance, however, that the Company will realize revenue growth in future periods for its E-Business services as a result of these or any other factors.

E-Business follows the Allin Solutions Framework in planning and executing its engagements. The framework is intended to assure proper identification of customer goals for each project and that the recommended solution provides the anticipated benefits to the customer’s organization.

Examples of recent projects completed by the E-Business Solution Area include:

•	E-Business designed, developed and implemented a Web portal solution for a California winery with an international distribution presence based on Microsoft Content Management Server and Windows Server. The solution provided the customer with a faster, more cost-effective way to get sales and marketing information to thousands of trade partners, and provided the sales force and trade customers with 24 hour access to product information. The customer realized $100,000 in first year maintenance and consulting savings.

•	A customized case management portal was designed and implemented for a cancer research and treatment organization affiliated with a major university. The solution, utilizing Microsoft Project, Project Server and SharePoint, enabled the customer to centrally manage contacts using public folders and provided read-only access for researchers and case participants to view project progress and investment. System users can synchronize data with remote Blackberry devices.

•	A business process automation solution enabled a law firm to improve its conflict of interest checking process. The solution, utilizing Microsoft Office Professional Edition and InfoPath, routes the data through the entire process electronically, reducing operating costs and improving system performance and responsiveness.

•	E-Business developed and implemented a project management solution for a sporting goods retail chain utilizing Microsoft Project, SharePoint and SQL Server. The solution included migration and conversion of the customer’s existing project plans and provided the customer with a more effective tool for managing projects and resources, tracking project progress and reporting to executives and organizational stakeholders.

•	A business process automation solution was designed and implemented for an insurance company to improve their payroll processing. The solution, utilizing Microsoft Office Professional Edition and InfoPath, lowered the customer’s operating costs while improving the reliability and accuracy of timesheet data validation. The solution reduced the customer’s overtime costs and refocused its employees on more productive tasks.

E-Business consulting is performed by both of the Allin Consulting subsidiaries utilizing personnel based in the Company’s Northern California and Pittsburgh locations. The majority of services in 2003 were billed on an hourly basis with the remainder based on fixed prices.

Backlog. As of December 31, 2003, committed backlog for the E-Business Solution Area was approximately $488,000, all of which is expected to be earned in 2004. As of December 31, 2002, the committed backlog for the E-Business Solution Area was approximately $634,000. Management believes the decline in E-Business backlog can be attributed to a substitution effect from a recent significant increase in Technology Infrastructure backlog. Management believes the impact of domestic economic conditions over the last three years more strongly negatively impacted Technology Infrastructure since its solutions will often also require additional investment in hardware, software or networking equipment. The significant curtailment of domestic technology spending from 2001 to 2003 resulted in a deferral of network architecture, server and storage upgrades. Management believes the pent-up demand for infrastructure improvements may have reached the point of priority status with customers for the short-term, which may cause deferral of other technology initiatives, including E-Business services. As noted above in the Industry Overview – Technology Consulting, business intelligence solutions are expected to be an area of general technology focus in 2004, which management believes will create continued demand for E-Business services. No assurance can be given, however, that future E-Business revenue will be sustained at current or higher levels. Committed backlog as of December 31, 2003 includes both large and small projects for a diverse group of customers.

The following discussion of pricing, supply considerations and competition relates to both the Technology Infrastructure and the E-Business Solution Areas.

Pricing. Average billing rates for the Technology Infrastructure and E-Business Solution Areas for the year ended December 31, 2003 were $147 per hour for Northern California-based operations and $80 for Pittsburgh-based operations. Comparable average billing rates for the year ended December 31, 2002 were $155 per hour for Northern California-based operations and $85 for Pittsburgh-based operations. This represents declines in average billing rates of approximately 5% for Northern California and 6% for Pittsburgh operations. Management believes the declines are reflective of the difficult market for technology consulting services in 2003 due to the impact of general economic conditions on technology services businesses. Management believes that any recovery in demand for technology consulting services will first result in increased utilization of available consulting resources and that a prolonged increase in demand will be necessary to recover from a downward trend in pricing over 2002 and 2003 that resulted from the intense competition for available projects.

Supply Considerations. The services performed by the Technology Infrastructure and E-Business Solution Areas are primarily labor intensive and are provided by the Company’s consultants and engineers. The Company’s Allin Consulting subsidiaries maintain an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, advertising and other means, as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. General economic conditions led to staff reductions in many companies and technology consulting firms during the last three years, diminishing alternate employment prospects for the Company’s consultants and engineers. Compensation for the Company’s technical consulting staff is primarily salary-based, with some hourly production-based employees. The Company’s management believes that a salary-based model helps to foster continuity in the consulting staff and long-term improvement of its technical knowledge capital while reducing the costs of employee turnover. From time to time, Technology Infrastructure and E-Business utilize the services of independent contractors, particularly when specialized technical knowledge is needed for certain projects of limited duration. The computer hardware, software and supplies purchased to support the operations and consultants of these solution areas are readily available from a large number of suppliers.

Competition. Technology consulting services are provided by companies diverse in size and scope of activities, including hardware and software vendors with significant computer services operations and large and small entities primarily focused on technology-related consulting. The industry experienced significant consolidation in recent years as firms seek to broaden technological skills or geographical presence and as economic conditions have driven many smaller providers from the marketplace. Competitors include very large consulting organizations such as Ciber, Inc., Accenture, Ltd., Keane, Inc. and Sapient Corporation and computer hardware and software manufacturers and vendors who also provide a significant level of computer consulting services, such as International Business Machines Corporation and BearingPoint, Inc.

However, Management believes the larger competitors are generally oriented to very large engagements. Management believes that the solution areas’ strongest competition comes from smaller regional or local consulting firms with service specialties similar to the Company’s and from smaller national organizations with strong operations in the markets where the Company’s services are concentrated. In the Northeastern United States, competitors would include firms such as PC Solutions, AEC Plc., Project Assistants, Inc. and InterDyn, Inc. In Northern California, local competitors tend toward specialization. E-Business competitors would include firms such as Terrace Consulting, Inc., Magenic Technologies, Inc. and Vertigo Software, Inc. Competitors for Technology Infrastructure would include firms such as Convergent Computing, MicroMenders and Coyote Creek Consulting, Inc.

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

Outsourced Services

Revenue from the Company’s Outsourced Services operations declined significantly as a portion of total revenue from 2001 to 2003. Management expects Outsourced Services revenue will likely continue to decline in 2004. The following table sets forth the percentage of total revenue derived from Outsourced Services operations for the three years ended December 31, 2003.

Outsourced Services Percentage of	Year Ended December 31
	2001	2002	2003
Total Revenue	11%	8%	5%

Marketing Objectives. The Company places significantly greater marketing emphasis on solutions-oriented services offered by the Interactive Media, Technology Infrastructure and E-Business Solution Areas. While the Company is not aggressively seeking new clients for its Outsourced Services operations, renewal of services with existing clients is being solicited.

Operations. The Company’s Outsourced Services operations provide resources with varied technical skill sets that customers utilize to complement or assist internal staff in the execution of customer-managed projects. Outsourced Services provides resources performing services and application development based on Microsoft, Oracle and Informix software and products. Prior to 2002, Outsourced Services was primarily focused on legacy technologies including IBM mainframe technology and Hogan IBA software applications. Engagements carried out in 2003 and committed for the future have been relatively long-term in nature, frequently of multiple years’ duration. Outsourced Services operations are based in Pittsburgh and are primarily conducted in the Pittsburgh area. During 2003, all of the services were billed on an hourly basis. Five customers accounted for all of the 2003 Outsourced Services revenue. Revenue is expected to remain concentrated among this small base of customers in 2004.

Backlog & Pricing. As of December 31, 2003, the Company had a committed backlog of approximately $263,000 for its Outsourced Services operations. Approximately $207,000 of the committed backlog is expected to be earned in 2004, with the remaining $56,000 expected to be earned in 2005. As of December 31, 2002, committed backlog for Outsourced Services was approximately $669,000.

The average per hour billing rate for Outsourced Services was $59 per hour for the year ended December 31, 2003, as compared with $58 per hour for the year ended December 31, 2002.

Supply Considerations. Outsourced Services operations are labor intensive and are provided by the Company’s consultants. Due to the declining nature of these services, the Company recruits only on an as-needed basis. To date, the Company has not experienced difficulty in obtaining Outsourced Services labor as needed. The Company’s Outsourced Services staff is a mix of salary- and hourly-based employees and one hourly-based independent contractor.

Competition. Services similar to those provided by the Company’s Outsourced Services segment are provided by companies diverse in size and geographic presence. The Company believes effective competitors in the Northeastern United States include Ciber, Inc. and Pyramid Consulting. The Company competes on the basis of the high quality of the services that it offers.

Information System Product Sales

The following table sets forth the percentage of the Company’s revenue derived from information system product sales, excluding sales to related companies, for the three years ended December 31, 2003.

Information System Product Sales Percentage of	Year Ended December 31
	2001	2002	2003
Total Revenue	1%	3%	2%

The types of information system products sold include interactive television equipment and components, computer hardware, software networking equipment and supplies. The Company’s cruise line customers have been the largest source of information system product sales in recent years, primarily for replacement equipment and spare components for interactive television systems. Information system product sales have also occasionally been obtained in connection with technology consulting engagements carried out by the Company’s solutions areas. The Company has not aggressively pursued information system product sales of these types, but rather has maintained the capability to fulfill requests as a means to ensure customer convenience and satisfaction with implemented solutions.

As discussed above, in December 2003 the E-Business Solution Area commenced consulting operations focused on Microsoft’s Business Solutions technology following acquisition of certain assets from Information Designs. The sale of Microsoft Business Solutions products, including Great Plains and Solomon enterprise accounting systems and Microsoft CRM customer relationship management software, is being actively sought in conjunction with these consulting services. Product sales of this type will be included in the Information System Product Sales segment.

The Company has historically maintained relatively little inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Information system product sales operations were conducted from the Company’s Ft. Lauderdale and Pittsburgh offices in 2003. During 2003, two customers collectively accounted for 81% of information system product sales.

Supply Considerations. Most of the interactive television equipment sold by the Company is purchased from On Command under the License and Supply Agreement. See Equipment Supply Considerations under the Interactive Media Systems Integration section of this Item 1 – Business for additional information regarding the Company’s agreement with On Command. The Microsoft Business Solutions products being sold are supplied exclusively through Microsoft in accordance with the terms of the Microsoft Business Solutions North American Partner Agreement between Allin Consulting-Pennsylvania and Microsoft. There are no other sources of supply for the On Command or Microsoft Business Solutions products. However, the Company does not anticipate problems in obtaining equipment or software from these sources. Most of the other computer hardware and software sold by the Company is readily available from a large number of sources.

Other Services

The following table sets forth the percentage of total revenue derived from Other Services for the three years ended December 31, 2003.

Other Services Percentage of	Year Ended December 31
	2001	2002	2003
Total Revenue	3%	1%	1%

The Other Services segment includes several types of services that derive revenue from activities peripheral to solution area consulting or systems integration activity. Examples of these types of revenue earned in 2003 are website hosting and archival fees, placement fees, commissions from several vendors related to product referrals and commissions related to the 2000 sale of certain contracts for network monitoring services. Other Services are not expected to be significant to the Company’s future operations.

The Company derived transactional revenue in 2001 from interactive television operations on two cruise ships until such operations ceased in December 2001 following Carnival’s purchase of the systems. Revenue was derived from pay-per-view movies and video gaming. Interactive television transactional services were provided under a contract with Carnival that originated when the Company followed an owner-operator model from 1995 to 1997 and installed interactive television systems on cruise ships with the Company bearing a significant portion or all of the system capital cost. The Company does not anticipate any operations of this type in the future.

Research and Development

Because the Company purchases most of the key interactive television system equipment and hardware utilized for Interactive Media systems integration projects from On Command, Interactive Media’s operational and technical executives monitor On Command’s ongoing product research and development activities. Consequently, the Interactive Media Solution Area did not incur significant research and development expenses related to On Command’s equipment and hardware. Internal labor was utilized to review and test functionality improvements for the On Command hardware and equipment. Software development is generally conducted by the Company’s solution areas as part of client engagements. The Company utilizes case studies and descriptions of the engagements as a component of its education and training efforts for its consultants. The Company does not expect to undertake extensive research and development efforts or incur substantial research and development expenses in 2004.

Employees

As of February 29, 2004, the Company employed 84 people and utilized the services of nine independent contractors. None of the employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

Marketing and Sales

The Interactive Media Solution Area currently targets the cruise industry as the primary source of new business. The marketing and sales efforts of the Technology Infrastructure and E-Business Solution Areas are targeted toward businesses having up to $1 billion in annual revenue. The Company’s Technology Infrastructure and E-Business Solution Areas target horizontal markets, meaning potential clients in any industry.

The Company has seven dedicated sales and marketing personnel focused on promoting, or securing engagements for, the Company’s different solution area services. Certain of the Company’s operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company’s solution area operations.

(d) Financial Information About Geographic Areas

Financial information about geographic areas in which the Company operates is included in Note 18 – Industry Segment Information of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(e) Risk Factors

Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative and Qualitative Disclosures about Market Risk and other sections of this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “commencement,” “create,” “seek,” “growth,” “opportunity” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, in this “Risk Factors” section, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 7A – Quantitative and Qualitative Disclosures about Market Risk. Factors that could affect performance include those listed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s future overall performance. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Solution Area and Customer Concentration. Interactive Media consulting and systems integration services accounted for approximately 58% of the Company’s revenue for each of the years ended December 31, 2002 and 2003. Interactive Media services also accounted for 57% and 63%, respectively, of the Company’s gross profit for these periods. Interactive Media revenue is highly concentrated among a few customers in the cruise industry. During the year ended December 31, 2003, three significant Interactive Media customers operating in the cruise industry, Royal Caribbean, Carnival and Costa, accounted for 22%, 19% and 18%, respectively, of the Company’s consolidated revenue. Carnival and Costa are affiliates of one another. During 2002, Carnival and Royal Caribbean also accounted for 29% and 22%, respectively, of the Company’s consolidated revenue. Another customer, Celebrity, which is an affiliate of Royal Caribbean, accounted for another 9% of the Company’s consolidated revenue in 2002. Interactive Media projects also represent a substantial majority of the Company’s committed backlog for 2004. The loss of any of these customers would likely negatively impact the Company’s business, results of operations and financial condition.

Backlog. As of December 31, 2003, the Company’s total committed backlogs for 2004 and 2005 were approximately $4,520,000 and $56,000, respectively. Committed backlog for 2004 approximates 35% of 2003 revenue. Committed backlog for 2004 for the Interactive Media Solution Area of $3,353,000 is approximately 45% of 2003 Interactive Media revenue. The Interactive Media backlog principally consists of a small number of large projects. Additional revenue may be difficult to obtain given Interactive Media’s concentration in the cruise industry and history of long lead times associated with obtaining new engagements. The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. To date, the majority of installations performed by Interactive Media have been on newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2002 or 2003. Furthermore, the level of cruise industry new-build commitments is expected to drop significantly during 2005 and 2006. Management has undertaken initiatives to facilitate the marketing of systems for ships currently in service, including ongoing efforts to lower system costs and the creation of programs that enhance cruise lines’ incremental revenue and return on investment. Failure to obtain a significant level of additional projects or unexpected schedule delays or project cancellations for projects currently in the Interactive Media backlog would significantly negatively impact the Company’s business, results of operations and financial condition.

Backlog for 2004 is approximately $472,000 and $488,000 for the Technology Infrastructure and E-Business Solution Areas, respectively. The committed backlog approximates 22% of 2003 revenue for those solution areas. Backlog for the Technology Infrastructure and E-Business Solution Areas is 26% higher as of December 31, 2003 than as of December 31, 2002. There can be no assurance, however, that the recent improvement in backlog levels for Technology Infrastructure and E-Business will be sustained or that improvements will be realized in their 2004 results of operations.

The Company’s future success is dependent on its ability to continue to identify and obtain engagements from customers for the Company’s services. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s business, results of operations and financial condition.

General Economic Conditions. Technology Infrastructure revenue declined in 2001, 2002 and the first nine months of 2003. Management attributes the declines to a softening of the demand for technology consulting services resulting from the negative impact of domestic economic conditions on technology-based spending during this period. In addition to the cost of the consulting services, Technology Infrastructure solutions will frequently recommend or require potential customers to purchase new hardware, software and networking equipment, substantially increasing the total cost to the customer for implementing the solution. Management believes the frequent association by potential customers of Technology Infrastructure solutions and significant capital requirements compounded the negative impact of economic conditions on the Technology Infrastructure Solution Area. Management believes the economic uncertainty also slowed demand for E-Business services during 2001 and 2002, although to a lesser degree than the negative impact on Technology Infrastructure. Technology Infrastructure revenue improved substantially in the fourth quarter of 2003, as compared to any of the prior quarters of 2003. Management believes that the short-term improvement is a result of pent-up demand arising from deferred upgrades and maintenance of infrastructure. The recent improvement in demand could be reversed if improvement in domestic economic conditions is only of a short-term nature. There can be no assurance that economic conditions will not worsen later in 2004 or beyond, which could negatively impact the Company’s business, results of operations and financial condition in future periods.

Geopolitical Considerations. Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. Through 2002 and 2003, passenger occupancy recovered from this decline and realized additional growth, but fare discounting persisted, negatively impacting cruise industry returns. Should any future war, incidents of terrorism or the threat of retaliatory attacks cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations would have a negative impact on the Company’s future results of operations. Any events which negatively impact the cruise industry may also negatively impact the Interactive Media Solution Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company’s business, results of operations and financial condition may also be negatively impacted.

Fluctuations in Operating Results. The Company expects to experience significant fluctuations in its future operating results, particularly for quarterly periods, that may be caused by many factors, including the scheduling, or the addition or conclusion, of significant consulting or systems integration engagements. Accordingly, revenue and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Currently, the Company’s management anticipates that net income will be recognized for the full year of 2004. However, losses may be incurred in 2004 and future periods due to a variety of factors, including the risk factors described herein. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis, or at all, in the future.

Competitive Market Conditions. The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a long-term trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Rapid rates of change in the development and usage of computer hardware, software, Internet applications and networking capabilities requires continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers. The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s interactive media consulting and systems integration services are currently provided to a limited market of cruise lines. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers. The Company utilizes end-user components and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. The Company has developed software applications and interfaces for the On Command components and hardware platforms. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. However, some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and applications with superior functionality or cost advantages over the Company’s systems and applications.

Liquidity Risk. The Company’s cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company’s operating entities will not result in working capital shortages that may adversely impact the Company’s operations. The liquidity risk is mitigated somewhat by the Company’s current revolving credit facility, which permits borrowings for general working capital needs. The Company’s revolving credit facility expires September 30, 2004. Failure of the Company to renew its existing credit facility beyond September 30, 2004 or replace it with another facility with similar terms may adversely impact the Company’s operations in the future.

Dependence on Key Personnel. The Company’s success is dependent on a number of key management, technical and operational personnel for the management of consulting and systems integration operations, development of new markets and timely execution of projects. The loss of one or more of these individuals could have an adverse effect on the Company’s business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

Credit Risk. A significant portion of the Company’s assets consist of cash and accounts receivable. Cash balances are maintained in several domestic banks and are subject to credit risk to the extent that balances in the Company’s various bank accounts exceed available banking system insurance coverage. Accounts receivable are subject to credit risk from customers failing to make full or timely payment for the amounts billed by the Company for services or products. Any losses incurred by the Company could negatively impact the Company’s business, results of operations and financial condition.

Stock Market Requirements. The Company’s common stock was delisted from Nasdaq’s National Market as of the opening of business on May 9, 2001. At the time of the delisting, the common stock was not eligible for listing on Nasdaq’s SmallCap Market. Losing the designation of the common stock as a Nasdaq listed security reduced the liquidity of the common stock and could limit the Company’s future ability to raise equity capital. Quotation of the common stock on the OTC Bulletin Board commenced on May 9, 2001. Should quotation of the common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease further.

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

Decline in Outsourced Services. Revenue and gross profit derived from Outsourced Services declined annually from 2000 through 2003. The decline is attributable to industry trends, the Company’s marketing focus on solutions-oriented services and other factors such as the prolonged negative impact of domestic economic conditions from 2001 to 2003 on the demand for technology-based services during this period. Management expects Outsourced Services revenue and gross profit will continue to decline in 2004.

Proprietary Technology; Absence of Patents. The Company does not have patents on any of its system configurations, designs or applications and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company’s policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of the Company’s or customers’ software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the Company’s system configurations, designs or applications and proprietary information or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect its system configurations, designs or applications. Any misappropriation of the Company’s proprietary information could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. In this were to occur, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims; discontinue the use of certain software codes or processes; develop non-infringing technology; or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending against any of these claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risk of Technological Obsolescence. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company’s ability to maintain and expand its customer base, enter new markets and generate revenue. The Company’s success will depend in part upon its ability and the ability of key suppliers to develop, refine and introduce high quality improvements in the functionality and features of their system configurations, software, designs and applications in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved technology systems and applications that could adversely affect the Company’s business, financial condition and results of operations.

Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of technology changes and other related factors, laws and regulations may be adopted which significantly impact the Company’s business. The Sarbanes-Oxley Act of 2002 (“SOA”) and related Securities and Exchange Commission (“SEC”) regulations have resulted in the implementation of increased financial reporting requirements and disclosure requirements and new requirements for corporate governance. Some of these requirements are currently in effect and others will become effective in the future. Management believes compliance with the legislation and regulations has resulted in additional costs to the Company associated with professional services, including legal and accounting, regulatory reporting and investor information distribution. Management believes these costs will likely continue to increase with the pending implementation of additional provisions of the SOA and related SEC regulations, as well as other SEC regulations.

Item 2 - Properties

The Company’s principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in rented office space. The Pittsburgh office houses the Company’s executive management, technical, administrative and financial personnel. Management, sales, technical and administrative personnel associated with the eastern United States operations of the Technology Infrastructure and E-Business Solution Areas and the Company’s Outsourced Services operations also utilize the Pittsburgh office. The Company’s long-term lease for the office space expired January 31, 2002. Pursuant to an agreement with the landlord for the Pittsburgh office, the Company is occupying its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely lease a smaller space within the same building commensurate to its needs or, if such space is not available, space in another building. The monthly rent expense for the Pittsburgh office was reduced by approximately 53% under the new arrangement, reflecting both the Company’s reduced requirements for space and real estate market conditions as of the beginning of 2002. Management believes the current arrangement has been and remains beneficial to the Company since rent expense was significantly reduced from prior levels while the costs and inconvenience of moving have been deferred. The Company is now effectively paying for only a portion of its previously leased space and is fully utilizing that portion.

The Company’s Technology Infrastructure and E-Business Solution Areas also utilize leased professional office space in San Jose and Walnut Creek, California. These offices serve as a base of operations or an available worksite for solution area management, sales, technical and administrative personnel associated with western United States solution-area operations. In December 2003, the Company entered into a lease for new office space in San Jose. The term of the lease extends through February 28, 2007. The new San Jose office is comparable in size to the previous office; however, rental expense for the new office is less than half of the rate for the former office. Management believes this reflects the current commercial real estate market in the San Jose area where the negative impact of recent economic conditions on technology-related businesses, which are a significant sector of the local economy, had curtailed recent demand for commercial real estate. Relocation costs for the San Jose office were not material. The lease for the Walnut Creek office was amended in December 2003 to extend the term for an additional three-year period, and will now expire December 31, 2006. Rental expense under the amendment will be at similar levels as under the original lease for the Walnut Creek space.

The Interactive Media Solution Area utilizes leased office space in Ft. Lauderdale, Florida as the primary base of operations for its consulting and systems integration operations. Solution area management, technical and administrative personnel associated with Interactive Media’s operations utilize the Ft. Lauderdale office. The Ft. Lauderdale office is comprised of mixed-use space and includes professional office space, work areas for configuration of equipment utilized on systems integration projects and storage areas for inventory. The Ft. Lauderdale office also houses logistical functions associated with information system product sales. Interactive Media has utilized the present location in Ft. Lauderdale since 1998, and, in both 1999 and 2001, leased adjoining space to expand its office. The lease for the Ft. Lauderdale office will expire on July 31, 2005. Interactive Media also leases space on a month-to-month basis in an offsite storage facility. The space is used for storage of inventory and equipment purchased for projects, but not yet shipped. The storage facility utilized is a secure facility with limited access.

As of December 31, 2003, the Company’s leased offices in Ft. Lauderdale, San Jose and Walnut Creek were fully utilized.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Allin Corporation’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001. The Company’s common stock is quoted under the symbol “ALLN.” Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease.

From January 1, 2002 to December 31, 2003, the high and low bid prices per share of common stock as quoted on the OTC Bulletin Board were $0.090 and $0.048, respectively. Over-the-counter quotations per the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarterly high and low bid prices per OTC Bulletin Board quotations per share of common stock during 2002 and 2003 were as follows:

High and Low Prices Bid Per Share of Common Stock	Quarterly High Price	Quarterly Low Price
First Quarter 2002	$0.300	$0.090
Second Quarter 2002	0.280	0.190
Third Quarter 2002	0.160	0.050
Fourth Quarter 2002	0.230	0.035

First Quarter 2003	$0.230	$0.140
Second Quarter 2003	0.320	0.170
Third Quarter 2003	0.320	0.200
Fourth Quarter 2003	0.480	0.240

On March 8, 2004, there were 89 record holders of the common stock. Record holders do not include owners whose shares are held only in street name by a broker or other nominee.

There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, as amended, prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock. The Loan and Security Agreement expires September 30, 2004, but the Company expects to seek an extension of this facility beyond such date. Each of the Certificates of Designation governing the Company’s Series C Redeemable Preferred Stock and Series D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

For information about the Company’s equity compensation plans, see Part III Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6 - Selected Financial Data

ALLIN CORPORATION & SUBSIDIARIES

SELECTED FINANCIAL DATA

(Dollars in thousands, except for per share data)

The selected financial data for each of the periods ended December 31, 1999, 2000, 2001, 2002 and 2003 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Supplementary Data of the Company (Item 8), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), included elsewhere in this Form 10-K and in the Company’s Form 10-K reports for the periods ended December 31, 2001 and 2002.

In June 2001, the Company decided to discontinue Allin Digital Imaging Corp.’s (“Allin Digital”) digital imaging technology-based operations. Results of operations for Allin Digital have been reclassified to discontinued operations for all periods. On December 31, 2002, Allin Digital was merged into Allin Interactive.

The selected financial data for the periods ended December 31, 1999, 2000, 2001, 2002 and 2003 reflect the results of continuing operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings for the full years then ended. The selected balance sheet data as of December 31, 1999, 2000 and 2001 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network, Allin Holdings and Allin Digital as of those dates. The selected balance sheet data as of December 31, 2002 and 2003 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings as of those dates.

Certain reclassifications have been made to the selected balance sheet data as of December 31, 1999, 2000 and 2001 to conform to the current presentation of this information. The reclassifications impacted working capital, total assets and total liabilities as of these dates. The reclassifications did not impact the preferred stock or shareholders’ equity balances presented as of any of the above year-end dates. The reclassifications also did not impact the Company’s results of operations or earnings per share during any of the periods ending December 31, 1999, 2000 and 2001. The reclassifications are described below.

The liability for accrued dividends on preferred stock has been separated into current and non-current portions based on the Company’s expectations for payment of the dividends. Previously, all of the accrued dividends on preferred stock had been included under current liabilities. This reclassification increased working capital by approximately $808,000, $1,078,000 and $1,370,000 as of December 31, 1999, 2000 and 2001, respectively.

Allin Interactive performs systems integration services for interactive television technology under certain agreements accounted for utilizing the percentage of completion or proportional performance methods. The current portions of costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins have been reclassified such that the aggregate of all projects with costs and estimated gross margins in excess of billings balances is presented under current assets while the aggregate of all projects with billings in excess of costs and estimated gross margins balances is presented under current liabilities. Previously, the aggregate of costs and estimated gross margins in excess of billings had been offset against the aggregate of billings in excess of costs and estimated gross margins, with the net amount included under current assets or current liabilities. The change results in increases of approximately $237,000, $25,000 and $360,000, respectively, in both total assets and total liabilities as of December 31, 1999, 2000 and 2001.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Revenue	$22,705	$20,870	$18,081	$13,333	$12,936
Cost of sales	13,714	12,455	9,723	6,884	5,863

Gross profit	8,991	8,415	8,358	6,449	7,073
Depreciation & amortization	2,446	2,072	1,571	537	268
Loss on impairment or disposal of assets	86	67	10,751	—	376
Other selling, general & administrative	8,651	8,722	7,176	5,158	5,419

(Loss) income from operations	(2,192)	(2,446)	(11,140)	754	1,010

Interest expense, net	173	216	117	27	40

(Loss) income before provision for income taxes	(2,365)	(2,662)	(11,257)	727	970

Provision for (benefit from) income taxes	9	(79)	—	(272)	190

(Loss) income from continuing operations	(2,374)	(2,583)	(11,257)	999	780

(Loss) gain from discontinued operations	(302)	(371)	(689)	10	—

Net (loss) income	(2,676)	(2,954)	(11,946)	1,009	780

Accretion and dividends on preferred stock	699	637	660	684	710

Net (loss) income attributable to common shareholders	$(3,375)	$(3,591)	$(12,606)	$325	$70

Net (loss) income per common share - basic	$(0.56)	$(0.56)	$(1.81)	$0.05	$0.01

Net (loss) income per common share - diluted	$(0.56)	$(0.56)	$(1.81)	$0.04	$0.01

Weighted average number of common shares outstanding - basic	5,972,001	6,371,827	6,966,365	6,967,339	6,967,339

Weighted average number of common shares outstanding – diluted	5,972,001	6,371,827	6,966,365	11,253,053	6,980,224

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital	$3,306	$2,976	$2,800	$3,830	$4,916
Total assets	24,262	24,307	9,418	10,302	9,156
Total liabilities	6,283	8,320	6,004	6,550	5,321
Preferred stock	7,578	6,667	6,680	6,693	6,706
Shareholders’ equity	17,979	15,987	3,414	3,752	3,835

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the annual periods ended December 31, 2001, 2002 and 2003. This discussion should be read in conjunction with the information in the Company’s consolidated financial statements and the notes pertaining thereto contained in this Annual Report on Form 10-K. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, words such as “estimates,” “expects,” “anticipates,” “believes,” “intends,” “will,” “commencement,” “create,” “seek,” “growth,” “opportunity” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, solution area and customer concentration in the Company’s operations, backlog levels, general economic conditions, geopolitical considerations, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, liquidity and credit risks, risks associated with dependence on key personnel, public market and trading issues, risks of technological obsolescence, as well as other risks and uncertainties. See Item 1 – Business—under the caption Risk Factors.

Overview of Organization, Operations & Markets

Allin Corporation (the “Company”) is a leading provider of solutions-oriented technology consulting and systems integration services based on interactive media and infrastructure and e-business technology from Microsoft Corporation (“Microsoft”). The Company’s operations center on three solution areas: Interactive Media, Technology Infrastructure and E-Business. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California.

A brief description of the Company’s solution areas follows:

•	The Interactive Media Solution Area focuses on interactive media application development, technical architecture design, configuration and integration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises, Inc. (“Celebrity”). Interactive Media operations are provided from the Company’s Ft. Lauderdale office near the most active concentration of cruise line operations in the United States. Interactive Media revenue from fee-based consulting and systems integration services represented 58% of the Company’s 2003 revenue. On Command Video Corporation (“On Command”) is the primary supplier of computer hardware platforms and configurations, end-user components and associated operating software for the Company’s interactive television systems integration projects. The Company has designed and developed unique application software which maximizes the capabilities of the On Command hardware platform for the Company’s customers.

•	The Technology Infrastructure Solution Area focuses on customers’ network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, messaging and collaboration systems, and information system security solutions. Technology Infrastructure focuses on developing solutions for customers diverse in size and across a broad array of industries. Technology Infrastructure consulting services are provided from the Company’s Northern California and Pittsburgh offices. Technology Infrastructure revenue from fee-based consulting services represented 13% of the Company’s 2003 revenue.

•

The E-Business Solution Area provides solutions based on the latest Microsoft technologies focused on application development and integration, business intelligence and information management portals. E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers. E-Business solutions emphasize Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems. E-Business also provides business process consulting solutions that enable customers to utilize Microsoft’s business management software to automate processes and enhance operations. E-Business’ target customers are diverse in size and cross a broad array of industries. E-Business consulting services are provided from the Company’s Northern California and Pittsburgh offices. E-Business revenue from fee-based consulting services represented 21% of the Company’s 2003 revenue.

The following provides a summary of key financial information from the Company’s Statements of Operations for the years ended December 31, 2002 and 2003, as well as year-to-year percentage changes.

	Year Ended December 31,		% Change
(Dollars in thousands)	2002	2003	2003
Statement of Operations Data:
Revenue	$13,333	$12,936	(3)%
Gross profit	6,449	7,073	10%
Income from operations	754	1,010	34%
Net income	1,009	780	(23)%

During 2003, the Company’s operations resulted in the second consecutive year of profitability achieved in a difficult business environment for providers of technology-based services. Management believes that domestic economic conditions continued to restrain demand for technology-based services through a significant portion of 2003, extending a market trend also experienced in 2001 and 2002. Despite the difficult conditions, the Interactive Media, Technology Infrastructure and E-Business Solution Areas all experienced growth in consulting revenue, which in the aggregate increased $461,000, or 7%, from 2002 to 2003. Solution area integration revenue declined $362,000, or 7%, from 2002 to 2003, primarily resulting from Interactive Media price reductions following the late 2002 introduction of a new head-end hardware platform for interactive television systems. The growth in revenue for the Company’s core solution areas contributed to the increases in gross profit and income from operations realized from 2002 to 2003. The year-to-year decline in net income resulted from a benefit from income taxes of $272,000 being recognized in 2002, while a provision for income taxes of $190,000 was recognized in 2003. See Results of Operations below for detailed information concerning the Company’s revenue and profitability, including year-to-year comparisons of the results of operations for the years ended December 31, 2001, 2002 and 2003.

The Interactive Media, Technology Infrastructure and E-Business Solution Areas have been the core of the Company’s operations in recent years, collectively accounting for 85%, 88% and 92% of the Company’s revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Interactive Media has been the predominant solution area during this period, accounting for a majority of the Company’s revenue and gross profit in each of the last three years. The Company’s results of operations over this period have benefited from Interactive Media’s concentration in the cruise market. Approximately 60% of the Company’s 2003 revenue was derived from customers in the cruise industry. The cruise industry has experienced significant capacity growth in recent years. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2002 or 2003. Furthermore, the level of cruise industry new-build commitments is expected to drop significantly during 2005 and 2006. The majority of Interactive Media’s systems integration projects in recent years have been for interactive television systems installed on newly-built ships. The Company’s committed backlog for Interactive Media consulting and systems integration services was approximately $3,353,000 as of December 31, 2003, less than half of the Interactive Media backlog of approximately $8,778,000 as of December 31, 2002. Management has undertaken initiatives to facilitate the marketing of interactive television systems for ships currently in service, including ongoing efforts to lower system costs and the creation of programs that enhance cruise lines’ incremental revenue and return on investment. If the Company is unsuccessful in obtaining significant additional Interactive Media projects for 2004, the Company’s revenue and results of operations for this period will likely be significantly negatively impacted. The Interactive Media Solution Area’s operations in 2005 and 2006 will also be significantly impacted by the Company’s future ability to market interactive television systems for ships currently in service or develop alternate markets for consulting and systems integration services based on interactive media.

Management believes the short-term outlook is improving for the Technology Infrastructure Solution Area. Revenue improved in the fourth quarter of 2003 such that modest growth of 4% was achieved for the full year, whereas revenue for the first three quarters of 2003 had trailed the comparable period of 2002. The E-Business Solution Area experienced revenue growth of 14% from 2002 to 2003, indicating earlier recovery of demand. Aggregate backlog for 2004 is approximately $960,000 for the Technology Infrastructure and E-Business Solution Areas, 26% higher than at the beginning of 2003. Management believes that the improvement in committed backlog for these solution areas may indicate the beginning of a recovery from the negative impact that domestic economic conditions have had on technology-based spending from 2001 through much of 2003, particularly for Technology Infrastructure. Such a recovery could result in improvement to the revenue and gross profit realized by these solution areas, which could help to mitigate any shortfall of Interactive Media revenue and gross profit from levels realized in prior years. Furthermore, E-Business expanded the scope of its consulting services in December 2003 to include services based on Microsoft’s Business Solutions products, which management believes will likely contribute to growth in E-Business revenue and gross profit in 2004. There can be no assurance, however, that these recent developments will result in Technology Infrastructure and E-Business achieving future revenue and profitability at or in excess of current levels. If revenue and gross profit growth are realized by Technology Infrastructure and E-Business in 2004, such growth may not be sufficient to offset any declines that may be realized by the Company’s other operating segments.

The Company experienced significant growth in its cash balances, which increased by $2,685,000 during 2003 to a year end balance of $4,580,000. A significant source of cash during 2003 was the collection of accounts receivable that had been outstanding as of December 31, 2002. The Company’s accounts receivable were $2,652,000 less as of December 31, 2003 than as of the prior year end. The most significant operating use of cash in 2003 was a reduction of $1,579,000 in accounts payable from the prior year end. The Company’s cash balances may be diminished in 2004 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock and other factors. If the Company is unsuccessful in obtaining additional consulting and systems integration projects for the Interactive Media Solution Area to be performed in 2004, the Company’s cash balances will likely be negatively impacted. The Company also has material obligations which will likely require significant cash payments in future periods beyond 2004, including repayment of a note with a principal balance of $1,000,000 in 2005 and the scheduled payment of $2,864,000 of accrued dividends on the Company’s Series C Redeemable Preferred Stock in 2006. See Liquidity and Capital Resources and Aggregate Contractual Obligations following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

In addition to the solution areas described above, the Company’s operations include three other segments, Outsourced Services, Information System Product Sales and Other Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects. Information System Product Sales reflects the Company’s sales of interactive television equipment and computer hardware, software and supplies necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. The Company expects that during 2004 the sale of certain Microsoft Business Solutions products will be actively promoted in conjunction with consulting services related to those products. Product sale and service-based revenue will be accounted for separately, with any revenue from product sales included with the Information System Product Sales segment. The Company also occasionally performs other services that result in revenue such as website hosting and archival fees, referral commissions or placement fees. Each of these segments currently accounts for 5% or less of the Company’s revenue.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2003, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company.

Allin-Consulting-California and Allin Consulting-Pennsylvania are designated as Microsoft Gold Certified Partners, in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. The Company has also been recognized by Microsoft for demonstrated capabilities in developing and deploying project management solutions, and has assisted Microsoft in building awareness of the capabilities of new products and encouraging associated implementation and applications development.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 8, 15 and 17 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

Revenue Recognition. Interactive Media consulting projects are frequently part of related arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Interactive Media’s arrangements involve significant software modification including the installation of customized software applications previously developed for the customer. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Interactive Media consulting projects of this type are reviewed monthly, including consideration of any factors related to current or expected future progress on the projects and the Company’s past performance of similar projects. Any resulting changes to expected project labor are factored into the determination of cumulative percentage of completion used to determine current revenue recognition. Interactive Media arrangements frequently include PCS for a ninety-day period following the installation of interactive television systems. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to expected total project labor and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

Systems integration services include projects conducted by the Interactive Media Solution Area that are part of related arrangements, including computer hardware and equipment for interactive television systems, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s recognition method for revenue for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for systems integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For systems integration projects of this type, management must estimate expected total labor hours and costs at the beginning of the project. Management reviews the status of projects monthly, including labor hours incurred to date and expected for completion of the project, project timing, and issues impacting project performance. Management also considers the Company’s prior performance related to similar projects in determining expectations for current projects. Any changes to expected labor hours for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue recognition. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue is recognized upon completion of the project. Interactive Media arrangements do not include rights for software, hardware or equipment upgrades.

Revenue associated with the Interactive Media operations described above that involved multiple-deliverable arrangements that included significant software modification accounted for under the percentage of completion contract accounting method, was approximately 42%, 48% and 51% of the Company’s total revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company’s other solution areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was approximately 4%, 2% and 4% of the Company’s total revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

Usage of contract accounting methods can result in unwarranted acceleration of, or delay in, recognition of revenue if management’s estimates of certain critical factors such as expected total project labor are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status and consideration of past performance on similar projects mitigate the potential for inappropriate revenue recognition since the reviews result in each update of revenue recognition being based on both the latest available information and the Company’s experience. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue recognition for these projects may also impact the carrying value, if any, of unbilled receivables, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins and deferred revenue on the Company’s Consolidated Balance Sheets.

The Company’s solution areas perform consulting projects where the Company recommends that the customer implement technology products in order to facilitate the Company’s technology-based solutions. For some of these projects, the Company also sells the recommended technology products to the customer. When consulting services are part of multiple-deliverable arrangements in these cases, revenue from services and product sales are recognized separately based on SOP 97-2 and EITF No. 00-21. Neither service- nor product-based revenue derived from such multiple-deliverable arrangements was material to the Company in 2001, 2002 or 2003.

Goodwill and Customer List. The Company’s intangible assets include goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998 and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. As of December 31, 2003, recognized balances for the customer list and goodwill were approximately $1,026,000 and $790,000, respectively. On January 1, 2002, the Company implemented Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 142, goodwill is no longer amortized, but separable intangible assets that are deemed to have definite lives, such as the customer list, are amortized over their useful lives. SFAS Nos. 141 and 142 also set forth guidance as to required transition testing and accounting for implementation of the standards and required annual testing and accounting thereafter. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets, such as the customer list The Company performs its annual testing for potential impairment of goodwill and the customer list as of December 31 each year, a change from the previous annual testing date of January 1. Consequently, two annual tests were performed for 2003. The Company will also review the factors that are indicators of potential impairment of goodwill and the customer list on a more frequent basis than annual and will conduct interim testing if the potential for impairment is indicated. Significant impairment losses of $10,627,000 and $376,000 were recorded by the Company during the years ended December 31, 2001 and 2003, respectively, related to goodwill and the customer list, as discussed below.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, deferred tax assets, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between Northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. The Company believes that key risk factors related to the potential impairment of goodwill would be a significant drop in valuation multiples or a significant drop in revenue for one or more of the reporting units.

The industry valuation multiple utilized in the January 1, 2003 annual test of goodwill represented a decrease of over 25% from the multiple used for the 2002 annual test, reflecting lower future growth expectations in the technology consulting industry. Due to the change in valuation multiple and the relative closeness of the estimated fair values and recognized assets of certain reporting units as of January 1, 2003, the Company believed conditions were indicative of the potential for impairment of goodwill and that testing on a more frequent basis than annual was warranted. The Company completed additional estimates of the fair value of goodwill as of the end of each quarter in 2003 in a manner consistent with the 2003 annual test. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during the first quarter of 2003. The industry valuation multiple utilized in the December 31, 2003 annual test represented an approximate 22% increase over the multiple used for the preceding 2003 interim test, based on current industry information. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units as of December 31, 2003, indicating no impairment of goodwill.

To test for potential impairment of the customer list, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the overall cash flow of Allin Consulting-Pennsylvania to attribute to the acquired customer list in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired list, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for Allin Consulting-Pennsylvania and the portions of the estimated cash flows to be attributed to the customer list. If the sum of the undiscounted cash flows attributable to the customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors related to the potential impairment of the customer list would be lowering of expected future growth rates for the technology consulting industry and the loss of key customers from the acquired list which may result in a significant decline in the proportion of Allin Consulting-Pennsylvania’s business attributed to the list.

The estimate of fair value exceeded the recognized value of the customer list in annual testing performed as of January 1, 2003. However, the excess of estimated fair value over the recognized value was significantly lower as of January 1, 2003 than as of January 1, 2002. Industry analysis as of early 2003 included more conservative growth forecasts for technology consulting services than as of the beginning of 2002. The Company monitored the relevant risk factors and performed interim testing for potential impairment of the customer list as appropriate based on the risk factors. No impairment was indicated during interim testing in 2003.

Industry information utilized for the annual testing as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous information. Despite an improvement in short-term prospects as of late 2003, economic conditions experienced since 2001 significantly negatively impacted the technology sector of the economy, including technology services. Longer-term growth rates are now forecast to more closely correlate with expectations of overall economic conditions and competitive factors in the marketplace. With assumed long-term growth rates lowered, the undiscounted projected cash flows attributed to the customer list in the December 31, 2003 test did not exceed the recorded value of the customer list. Accordingly, Allin Consulting-Pennsylvania recorded a loss of approximately $349,000 as of December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list.

Significant impairment losses related to goodwill were also recognized by Allin Consulting-Pennsylvania and Allin Consulting-California in 2001. These subsidiaries were providers of technology consulting services when acquired and were not capital-intensive businesses. Consequently, significant portions of the acquisition prices for these subsidiaries were attributed to intangible assets, including goodwill. During 1999 and 2000, the Company was able to successfully grow revenue in these subsidiaries. Based on this growth history and industry projections for continuing significant increases in the demand for these technology consulting services, as of late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas that indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions. The downturn in the domestic economy experienced in the first half of 2001 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology consulting services. While the Company experienced a small increase in the level of revenue for the Technology Infrastructure and E-Business Solution Areas in the first six months of 2001, the level of growth was significantly below the Company’s expectations for 2001. During June 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new cash flow projections in accordance with the then prevailing accounting standard regarding potential impairment of goodwill and intangible assets, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

The negative impact of the economic downturn on Allin Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in solutions-oriented Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of Outsourced Services consulting. Solutions-oriented consulting had grown in significance and Outsourced Services consulting has lessened in significance for Allin Consulting-Pennsylvania since its acquisition in August 1998. The Company’s forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of Outsourced Services revenue was expected to continue to decline throughout this period. The Company expected that growth rates for revenue and gross profit would increase thereafter. Based on the Company’s revised projections, a loss due to impairment of approximately $9,530,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The economic downturn also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California. The Company’s expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services. Due to the economic downturn, the Company was unable to sustain the revenue growth that had been realized late in 2000. A loss due to impairment of approximately $1,097,000 was recorded in June 2001 to reduce the net unamortized value of goodwill.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets arising from net operating loss carryforwards or any temporary differences in recognition between the financial reporting and tax bases of recorded assets and liabilities. More recent operations have resulted in taxable income for the years ended December 31, 2002 and 2003. However, results of operations for future periods are subject to a number of material risks, including risks arising from concentrations related to the operations of the Interactive Media Solution Area. In recent periods, Interactive Media revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers who are concentrated in one industry. The Company’s Interactive Media revenue could experience significant declines in future periods if the Company fails to obtain additional projects from existing or new customers. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising from net operating loss carryforwards include conservative projections for Interactive Media’s future operations that are based solely on projects included in committed backlog or considered highly likely to be undertaken. Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $272,000 and $138,000, as of December 31, 2002 and 2003, respectively. These amounts represent benefits expected to be realized from net operating loss carryforwards within one year of the respective balance sheet dates. The Company believes that material uncertainty continues to exist as of December 31, 2003 as to the long-term realization of additional deferred tax benefits given the risks associated with Company’s operations. Valuation allowances recorded in prior years offset any additional net deferred tax assets.

Reclassifications. The Consolidated Statements of Operations for the years ended December 31, 2001 and 2002 reflect reclassifications to the statements as previously reported to conform the prior period information to the current presentation of the statements. The reclassifications did not impact the Company’s results of operations or earnings per share during these years. On the Consolidated Statements of Operations, cost of sales and gross profit have been separately reflected for each of the five captions for which revenue has been presented. Previously, cost of sales and gross profit had been presented in aggregate. There is no change to the aggregate amounts for cost of sales and gross profit. Interest income and interest expense have also been separately reflected for these periods, whereas previously only net interest expense was presented.

Certain Related Party Transactions

During the years ended December 31, 2001, 2002 and 2003, the Company engaged in transactions with related parties, including sale of services and products, purchases of services and products and leases for office space. Services and products sold represented less than 1% of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities. Purchased services and products represented less than 1% of cost of sales or selling, general & administrative expenses in each of these periods. Management believes the cost of these services and products is similar to that which could have been obtained from non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was approximately $290,000, $149,000 and $136,000 during the years ended December 31, 2001, 2002 and 2003, respectively, which represented 2%, 3% and 2% of selling, general and administrative expenses during the respective periods. The Company’s management believes that the lease rates were competitive with the marketplace for similar commercial real estate at the time the lease was entered into in 1997. The lease expired on January 31, 2002. Management believed at that time that the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to smaller space within the same building commensurate with its needs or, if such space is not available, space in another building. The Company’s rent expense for the Pittsburgh office was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and real estate market conditions as of the beginning of 2002. Management believes the new arrangement benefits both parties as the Company has benefited from a rent reduction while deferring the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2002 and 2003 and year-to-year percentage changes for each segment.

Revenue (Dollars in thousands)	Year Ended December 31, 2002	Year Ended December 31, 2003	Year-to-Year % Change
E-Business Consulting	$2,333	$2,657	14%
Technology Infrastructure Consulting	1,665	1,730	4%
Interactive Media Consulting	2,568	2,640	3%
Interactive Media Systems Integration	5,191	4,829	(7)%
Outsourced Services	1,079	685	(37)%
Information System Product Sales	409	312	(24)%
Other Services	88	83	(6)%

Consolidated Revenue	$13,333	$12,936	(3)%

General economic conditions from 2001 through much of 2003 resulted in a significant slowing of technology-based spending in the domestic economy and deferral of demand for new technology initiatives. Management believes the need to remain competitive, however, eventually requires businesses to address their technology capabilities and undertake initiatives that offer improvements to functionality and operating efficiencies. Management believes that pent-up demand for technology initiatives was a significant contributing factor to the 14% increase in revenue for the E-Business Solution Area, when comparing the year ended December 31, 2003 to the year ended December 31, 2002. Another factor contributing to the period-to-period increase in E-Business revenue was a greater number of large customer engagements in 2003. Four customers individually accounted for greater than ten percent of E-Business revenue in 2003 as compared with two customers in 2002. Management expects that continued growth in Internet-based commerce and demand for business intelligence solutions could contribute to additional growth in E-Business revenue in 2004. Management also believes the Company’s December 2003 commencement of consulting services related to Microsoft Business Solutions technology should also contribute to 2004 revenue growth for E-Business. However, there can be no assurance that the E-Business Solution Area will be successful in future periods at obtaining large project engagements or that it will realize future revenue equal to or greater than current levels or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

Management believes the short-term outlook is also improving for the Technology Infrastructure Solution Area. Revenue improved in the fourth quarter of 2003 such that modest growth of 4% was achieved for the full year, whereas revenue for the first three quarters of 2003 had trailed the comparable period of 2002. Management believes that pent-up demand for network architecture, server and storage upgrades, related disaster recovery planning and security concerns all contributed to the recent increase in demand. Through 2002 and much of 2003, the level of demand for Technology Infrastructure consulting services was negatively impacted by the significant curtailment in technology-based spending which resulted from recent domestic economic conditions. Technology Infrastructure solutions can represent a high total cost to customers, as they will frequently require that customers incur substantial costs to buy new hardware, software or networking equipment, in addition to the consulting services provided by the Company, in order to realize the potential benefits of the recommended solution. Management believes the environment for technology-based spending through much of 2003 made many customers reluctant to undertake Technology Infrastructure projects. Trends favorable to future growth for Technology Infrastructure include heightened network security concerns due to threats from virus attacks, terrorism and other factors, related disaster recovery planning, and remaining pent-up demand for network upgrades. Management believes these trends could have a beneficial impact on the Technology Infrastructure Solution Area in 2004 and beyond. There can be no assurance, however, that these trends or improving economic conditions will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

The majority of Interactive Media revenue in both periods was realized from related consulting and systems integration arrangements that included services, computer hardware and equipment for interactive television systems, software, and post-contract support for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. During 2003, Interactive Media completed or substantially completed interactive television systems integration projects on two Carnival, three Costa and two Royal Caribbean ships. Interactive Media installed six shipboard interactive television systems in 2002. The change in project activity levels is the primary reason for the 3% period-to-period increase in Interactive Media consulting revenue. Despite the greater number of projects in 2003, Interactive Media systems integration revenue declined 7% from 2002 to 2003. The decline in revenue resulted from price reductions implemented in late 2002 following the introduction of a new head-end hardware platform offering both functionality and reliability improvements to customers and reductions in head-end equipment costs to the Company. Three shipboard interactive television system installation projects are committed for 2004, one for each of Carnival, Costa and Royal Caribbean. There can be no assurance that the Company will continue to receive orders for additional systems beyond those already obtained or that any orders received will result in the desired improvements to the Company’s financial condition or results of operations. If Interactive Media is unsuccessful in obtaining additional projects for 2004, revenue and gross profit from Interactive Media services will likely decline significantly from 2003 levels, negatively impacting the Company’s overall profitability.

Revenue from the Company’s Outsourced Services operations declined 37% for the year ended December 31, 2003, as compared to the year ended December 31, 2002. Management believes this reflects the continuation of a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

The majority of sales by the Information System Product Sales segment during 2003 were to the Company’s cruise line customers for replacement of interactive television equipment and spare parts for their shipboard interactive television systems. There is substantial period-to-period variability in the level of these sales. Management attributes the 24% decline in information system product sales from 2002 to 2003 to this normal variability.

Revenue from Other Services was consistent on a year-to-year basis and insignificant to the Company in both 2002 and 2003.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the years ended December 31, 2002 and 2003 and year-to-year percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Year Ended December 31, 2002	Year Ended December 31, 2003	Year-to-Year % Change
E-Business Consulting	$1,025	$1,335	30%
Technology Infrastructure Consulting	736	815	11%
Interactive Media Consulting	832	618	(26)%
Interactive Media Systems Integration	3,232	2,394	(26)%
Outsourced Services	808	532	(34)%
Information System Product Sales	251	169	(33)%
Other Services	—	—	—

Consolidated Cost of Sales	$6,884	$5,863	(15)%

In percentage terms, the period-to-period increases in cost of sales from 2002 to 2003 for the Technology Infrastructure and E-Business Solution Areas significantly exceeded the corresponding period-to-period percentage increases in revenue. Management believes the negative impact of recent domestic economic conditions on spending for technology-based services created market conditions exerting greater downward pressure on Technology Infrastructure and E-Business pricing than on labor costs.

The decrease in Interactive Media consulting cost of sales, comparing the year ended December 31, 2003 with the year ended December 31, 2002, is attributable to enhanced operational efficiency experienced in performing 2003 project services. The period-to-period decrease in Interactive Media systems integration cost of sales is attributable to the introduction of a new On Command all-digital hardware platform in late 2002, which resulted in equipment cost savings and decreased cost of sales, and Interactive Media’s ongoing efforts to control other project associated costs.

The period-to-period decreases in cost of sales for the Outsourced Services and Information System Product Sales segments were consistent with their corresponding period-to-period declines in revenue.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2002 and 2003 and year-to-year percentage changes for each segment.

Gross Profit (Dollars in thousands)	Year Ended December 31, 2002	Year Ended December 31, 2003	Year-to-Year % Change
E-Business Consulting	$1,308	$1,322	1%
Technology Infrastructure Consulting	929	915	(2)%
Interactive Media Consulting	1,736	2,022	16%
Interactive Media Systems Integration	1,959	2,435	24%
Outsourced Services	271	153	(44)%
Information System Product Sales	158	143	(9)%
Other Services	88	83	(6)%

Consolidated Gross Profit	$6,449	$7,073	10%

Gross profit from Technology Infrastructure and E-Business consulting services did not experience period-to-period growth when comparing the year ended December 31, 2003 to the year ended December 31, 2002, despite revenue growth. Management believes this reflects market conditions exerting downward pressure on Technology Infrastructure and E-Business pricing. Average billing rates for these solution areas declined 5% and 6% for the Company’s Northern California-based and Pittsburgh-based operations, respectively, from 2002 to 2003. Management believes improvement in utilization of consulting resources will continue to occur prior to improvement in pricing.

The increase in Interactive Media consulting gross profit, comparing the year ended December 31, 2003 with the year ended December 31, 2002, is attributable to enhanced operational efficiency combined with a greater proportion of consulting activity on a fixed-price basis in 2003 than in 2002. Fixed-price projects represent a greater financial risk to the Company because many factors which might increase project-associated labor may be beyond the Company’s control.

Accordingly, fixed-price projects that experience a high level of operational efficiency, including many of those performed in 2003, result in a higher proportion of gross profit to revenue than is typical for time-based services. Management attributes the period-to-period increase in Interactive Media systems integration gross profit to the cost savings resulting from the introduction of the new hardware platform, which resulted in equipment cost savings, and Interactive Media’s ongoing efforts to control other project associated costs. The benefit of the savings from the new hardware platform was offset by accompanying price reductions for customers.

The rate of decline in Outsourced Services gross profit of 44% exceeded the 37% period-to-period decline in revenue, comparing the year ended December 31, 2003 to the year ended December 31, 2002. Management attributes this to the loss of certain projects during 2003 which had a better margin percentage than the remaining Outsourced Services projects.

There is period-to-period variability in the cost of sales and gross profit associated with sales by the Information System Product Sales segment to cruise industry customers as some of the sales involve replacement parts for older ship systems. The Company is able to fulfill some of these orders with equipment salvaged from ships formerly operated by the Company on an owner-operator model. The Company carries this equipment at a very low inventory value due to its age and the lack of a consistent market. There was a higher proportion of sales of this type in 2003, resulting in a smaller rate of decline in gross profit than in revenue.

Selling, General & Administrative Expenses

The Company recorded $6,063,000 in selling, general & administrative expenses during the year ended December 31, 2003, including $268,000 for depreciation and amortization, $376,000 for losses from impairment of assets and $5,419,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $5,695,000 during the year ended December 31, 2002, including $537,000 for depreciation and amortization and $5,158,000 for other selling, general & administrative expenses. The increase in selling, general & administrative expenses of $368,000, or 6%, is primarily attributable to the recognition of impairment losses related to intangible assets during 2003.

The period-to-period increase in other selling, general & administrative expenses was $261,000, or 5%, and resulted from period-to-period increases in compensation and expenses for professional services, insurance and non-income taxes, among others.

In the fourth quarter of 2003, the Company recorded a $349,000 loss due to impairment of the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania. A $27,000 loss due to impairment of goodwill associated with this acquisition was previously recorded during the first quarter of 2003. See Goodwill and Customer List under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 – Goodwill and Customer List in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data below in this Report on Form 10-K for additional information concerning the impairment losses. No losses due to impairment of intangible assets were recorded in the year ended December 31, 2002.

Depreciation and amortization were $268,000 for the year ended December 31, 2003, as compared to $537,000 for the year ended December 31, 2002. The decrease of $269,000, or 50%, is due to significant levels of fixed assets reaching full depreciation in June and December 2002 and June 2003. The level of assets reaching full depreciation exceeded the level of new assets which were placed in service by the Company during 2002 and 2003. Amortization expense related to the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania experienced a $30,000 period-to-period reduction due to a revision in the estimated useful life of the customer list implemented in 2003.

Income from Operations

The Company recorded income from operations of $1,010,000 for the year ended December 31, 2003, as compared to income from operations of $754,000 for the year ended December 31, 2002. The $256,000 improvement in income from operations is attributable to the $624,000 period-to-period increase in gross profit related to the factors discussed above, partially offset by the $368,000 period-to-period increase in selling, general & administrative expenses that primarily resulted from the 2003 impairment losses related to intangible assets.

Net Income

During the year ended December 31, 2003, the Company recognized a provision for income taxes of $190,000, resulting from the net of current federal and state provisions related to 2003 operations, During the year ended December 31, 2002, the Company recognized a benefit from income taxes of $272,000 that resulted from the recording of an estimate of realizable deferred tax assets related to net operating loss carryforwards that exceeded the current income tax provision related to 2002 operations. Consequently, the Company recognized net income of $780,000 for the year ended December 31, 2003, a decline of $229,000 from recognized net income of $1,009,000 for the year ended December 31, 2002.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2001 and 2002 and year-to-year percentage changes for each segment.

Revenue (Dollars in thousands)	Year Ended December 31, 2001	Year Ended December 31, 2002	Year-to-Year % Change
E-Business Consulting	$2,508	$2,333	(7)%
Technology Infrastructure Consulting	2,703	1,665	(38)%
Interactive Media Consulting	3,612	2,568	(29)%
Interactive Media Systems Integration	6,459	5,191	(20)%
Outsourced Services	1,998	1,079	(46)%
Information System Product Sales	253	409	62%
Other Services	548	88	(84)%

Consolidated Revenue	$18,081	$13,333	(26)%

The E-Business Solution Area realized a revenue decrease of $175,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. In 2001, one customer accounted for 64% of E-Business revenue. Services for this customer in 2002 accounted for only 12% of E-Business revenue. The E-Business Solution Area was able to obtain new business from a more diverse group of customers, including one significant customer that accounted for 32% of 2002 revenue, which offset most of the decline. Management believes the negative impact of economic conditions on the demand for technology-based services also partially contributed to the decline in E-Business revenue.

Management attributes the period-to-period decline of $1,038,000 in Technology Infrastructure revenue to a softening of demand for technology consulting services throughout 2001 and 2002 due to the impact of domestic economic conditions on technology spending. Since Technology Infrastructure solutions frequently require that customers purchase new hardware, software and networking equipment, the total solution cost to customers can be significant. Accordingly, the decline in demand for Technology Infrastructure services was pronounced given the economic environment during 2002, as customers frequently chose to defer potential Technology Infrastructure initiatives. Technology Infrastructure projects performed in 2002 tended to be smaller and of shorter duration than projects performed in 2001, which management believes was also a reflection of economic pressures in the domestic economy.

The most significant factor in the 29% period-to-period decline in Interactive Media consulting revenue from 2001 to 2002 was an unusually high level of applications development in 2001 related to a major applications development project for Carnival under a contract entered into in February 2001. This project was in later stages in 2002, with a considerably lower level of activity than in 2001. There were no other comparably sized development projects of this type in 2002. The level of consulting revenue derived from technical architecture design, configuration and implementation related to interactive television system installations was also lower in 2002. The period-to-period decline in Interactive Media systems integration revenue of 20% was due to several factors. One fewer major installation project was carried out in 2002 than in 2001. During 2001, the substantial majority of systems integration revenue related to seven major ship system projects was recognized. During 2002, Interactive Media completed or substantially completed six interactive television systems integration projects. In the second half of 2002, Interactive Media began to utilize a new On Command all-digital head-end configuration, which resulted in substantial equipment cost reductions. Interactive Media was able to significantly reduce customer prices on two projects because of this, thereby further contributing to the decline in revenue realized in 2002.

Revenue from Outsourced Services declined $919,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The most critical factor in the decline was the Company’s July 2001 cessation of services associated with Hogan IBA software, specialized products for the banking industry. Hogan IBA-based services accounted for approximately 28% of the Company’s Outsourced Services revenue in 2001. Prior to 2002, a significant portion of Outsourced Services were related to IBM mainframe legacy technology. A steady decline in demand for these services through 2001 due to a widespread business conversion to client/server-based information networks contributed to declining Outsourced Services revenue. During 2002, the focus of the remaining Outsourced Services resources was transitioned to services based on Microsoft, Oracle and Informix technology.

The period-to-period increase in sales by the Information System Product Sales segment from 2001 to 2002 was due primarily to increased sales of interactive television equipment and spare parts to the Company’s cruise line customers. Management attributes the increase to a larger base of installed interactive television systems in the cruise industry in 2002 than in 2001. The decline in revenue for the Other Services segment was due to the inclusion in 2001 of placement fee revenue of $124,000 and interactive television transactional services revenue of $296,000. The placement fee resulted from a litigation settlement with a former customer who had hired three of the Company’s consultants contrary to agreement. There were no similar circumstances in 2002. Interactive television transactional services ceased in December 2001 following the Company’s sale of two interactive television systems to Carnival which the Company had previously owned and operated.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the years ended December 31, 2001 and 2002 and year-to-year percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Year Ended December 31, 2001	Year Ended December 31, 2002	Year-to-Year % Change
E-Business Consulting	$1,083	$1,025	(5)%
Technology Infrastructure Consulting	1,099	736	(33)%
Interactive Media Consulting	1,239	832	(33)%
Interactive Media Systems Integration	4,550	3,232	(29)%
Outsourced Services	1,501	808	(46)%
Information System Product Sales	162	251	55%
Other Services	89	—	(100)%

Consolidated Cost of Sales	$9,723	$6,884	(29)%

In percentage terms, the period-to-period declines in cost of sales from 2001 to 2002 for the Technology Infrastructure and E-Business Solution Areas were lower than the corresponding period-to-period percentage declines in revenue. Management believes reduced spending for technology-based services in 2002 exerted greater downward pressure on Technology Infrastructure and E-Business pricing than on labor costs.

The period-to-period decline in Interactive Media consulting cost of sales from 2001 to 2002 is consistent with the decline in revenue and attributable to a higher level of applications development in 2001 related to a major applications development project for Carnival. Management attributes the period-to-period decline in Interactive Media systems integration cost of sales to fewer interactive television system installation projects being performed in 2002 and other factors, including enhanced operational efficiency and the reduction of incidental project costs such as shipping.

The decline in Outsourced Services cost of sales, comparing the year ended December 31, 2003 with the prior year, was consistent with the comparable decline in revenue arising from the July 2001 cessation of services related to Hogan IBA-based technology and the decline in demand for services related to IBM mainframe technology.

Cost of sales for Information System Product Sales grew at a slightly lower rate from 2001 to 2002 than related revenue. There is substantial period-to-period variability for cost associated with interactive television system equipment sales as some of the sales are fulfilled from an inventory of salvaged equipment with low market value. The 2001 cost of sales of $89,000 for Other Services related to the cost of pay-per-view movies for operation of interactive television systems.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2001 and 2002 and year-to-year percentage changes for each segment.

Gross Profit (Dollars in thousands)	Year Ended December 31, 2001	Year Ended December 31, 2002	Year-to-Year % Change
E-Business Consulting	$1,425	$1,308	(8)%
Technology Infrastructure Consulting	1,604	929	(42)%
Interactive Media Consulting	2,373	1,736	(27)%
Interactive Media Systems Integration	1,909	1,959	3%
Outsourced Services	497	271	(45)%
Information System Product Sales	91	158	74%
Other Services	459	88	(81)%

Consolidated Gross Profit	$8,358	$6,449	(23)%

Management believes the period-to-period decline in E-Business gross profit, which corresponds to the related decline in E-Business revenue, is attributable to a substantially reduced level of services for a customer that had accounted for the majority of E-Business operations in 2001 and the negative impact of economic conditions on demand for technology-based services.

Technology Infrastructure gross profit decreased $675,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. As discussed above, management attributes the decline to domestic economic conditions throughout 2001 and 2002, which curtailed spending on technology products and associated services. In percentage terms, the period-to-period decline in gross profit from 2001 to 2002 exceeded the decline in revenue, 42% to 38%. Management attributes the margin erosion to intense competition in the marketplace for available technology infrastructure projects, which exerted downward pressure on pricing.

The decline in Interactive Media consulting gross profit from 2001 to 2002 is consistent in percentage terms with the period-to-period decline in revenue and is attributable to the same factors discussed above. The Interactive Media Solution Area experienced a slight increase in period-to-period gross profit from systems integration services despite a decline in period-to-period revenue. Management attributes the improvement to enhanced operational efficiency and the reduction of incidental project costs such as shipping.

The period-to-period decline in gross profit from 2001 to 2002 for Outsourced Services is consistent in percentage terms with the period-to-period decline in revenue and is attributable to the same factors discussed above. The period-to-period increase in gross profit from Information System Product Sales generally corresponded with revenue growth, but was also influenced by period-to-period variability for gross profit on interactive television system equipment sales. The decline in gross profit for Other Services was due to the inclusion of a large placement fee in 2001 and the December 2001 cessation of interactive television transactional services.

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

The most significant factor in the period-to-period decrease in selling, general & administrative expenses was the 2001 recording of $10,748,000 of losses from impairment of assets related to goodwill associated with the acquisitions of Allin Consulting-Pennsylvania and Allin Consulting-California and inventory held by Allin Interactive. See Goodwill and Customer List above under Critical Accounting Policies, Estimates and Judgments in this Item 7 – Management’s

Discussion and Analysis of Financial Conditions and Results of Operations and Notes 8 – Goodwill and Customer List and 9 – Impairment of Inventory of Interactive Television Equipment – in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the impairment losses. No losses due to impairment or disposal of assets were recorded in 2002.

The downturn in the domestic economy experienced beginning late in 2000 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology services. Consequently, beginning late in the first quarter of 2001, management moved to reduce the cost of personnel resources in its Technology Infrastructure and E-Business Solution Areas as well as in its corporate marketing and financial departments. As a result of these actions, the expense associated with personnel resources was substantially lower in 2002 than in 2001. The Company also realized period-to-period reductions in other expenses such as rent, advertising and promotion, professional services, travel and entertainment and communications costs resulting from management’s cost containment efforts. As a result of these cost savings initiatives, other selling, general & administrative expenses declined by $2,018,000, or 28%, from 2001 to 2002.

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

Income (Loss) from Continuing Operations

The Company recorded income from continuing operations of $999,000 for the year ended December 31, 2002, as compared to a loss from continuing operations of $11,257,000 for the year ended December 31, 2001. The substantial improvement of $12,256,000 resulted primarily from the inclusion of losses from impairment of assets of $10,748,000 in selling, general & administrative expenses in 2001 while no comparable loss was recorded in 2002. The Company also realized a period-to-period decrease of $3,052,000 in depreciation and amortization and other selling, general & administrative expenses, the benefit of which was partially offset by a reduction in gross profit from operations of $1,909,000. Other factors contributing to the improvement were a period-to-period reduction in net interest expense of $90,000 because the Company did not have any outstanding borrowings under its revolving credit facility in 2002 and a net benefit from income taxes of $272,000 recognized in 2002 due to reversal of a valuation allowance on a portion of deferred tax assets related to net operating loss carryforwards based on management’s expectation of the Company’s future ability to realize such benefits.

Income (Loss) from Discontinued Operations

During the year ended December 31, 2002, the Company recorded income of $10,000 from its discontinued digital imaging operations as compared to a loss of $689,000 during the year ended December 31, 2001. Income recognized in 2002 resulted primarily from a reversal of $34,000 of previously recorded provisions for uncollectible accounts receivable. The Company was able to realize collections in 2002 in excess of previous estimates related to the discontinued operations. The loss recognized in 2001 included an impairment loss of approximately $348,000 related to Allin Digital’s inventory of digital imaging equipment and consumable supplies, assets utilized in certain photography concessionaire operations and capitalized hardware, software and equipment. Allin Digital also recorded provisions of approximately $88,000 during the year ended December 31, 2001 to increase its allowance for doubtful accounts.

Net Income (Loss)

The Company recognized net income of $1,009,000 for the year ended December 31, 2002, as compared to a net loss of $11,946,000 for the year ended December 31, 2001. The most significant factors in the profitability improvement of $12,955,000 were the inclusion of significant losses due to impairment of assets in 2001 and substantial period-to-period decreases in depreciation and amortization and other selling, general & administrative expenses, as discussed above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and the Company does not have any non-consolidated special purpose entities.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash and liquid cash equivalents of $4,580,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2002 was an increase of $2,685,000, which resulted from cash flows provided by operations.

The Company recognized net income for the year ended December 31, 2003 of $780,000. The Company recorded net non-cash expenses of $778,000, including $268,000 for depreciation of property and equipment and amortization of intangible assets, $376,000 for losses from impairment or disposal of assets and $134,000 related to the provision for income taxes, resulting in net cash provided of $1,558,000 related to the income statement. Working capital adjustments resulted in net cash provided of $1,596,000. Major working capital adjustments resulting in cash provided included decreases in accounts receivable of $2,652,000, unbilled receivables of $95,000 and costs and estimated gross margins in excess of billings of $452,000. These were partially offset by working capital adjustments resulting in cash used, primarily a decrease in accounts payable of $1,579,000. The net result of the income statement activity and working capital adjustments was net cash provided of $3,154,000 related to operating activities.

Investing activities resulted in a net cash use of $99,000 for the year ended December 31, 2003 for capital expenditures related to leasehold improvements to the Company’s Ft. Lauderdale office and the periodic upgrading of the Company’s computer hardware, software and network equipment. Financing activities resulted in a net cash use of $370,000 for the year ended December 31, 2003, primarily for preferred stock dividends.

The Company’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001. The Company’s common stock was previously listed on The Nasdaq Stock Market’s (“Nasdaq”) National Market from the time of the Company’s initial public offering of its common stock in November 1996 until the common stock was delisted from the National Market in May 2001. The Company was unable to maintain compliance with Nasdaq’s criteria for continued designation of the common stock as a National Market security. At the time of the delisting, the common stock was not eligible for listing on Nasdaq’s SmallCap Market. Should quotation of the common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease further.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the five succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2004. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 2003, maximum borrowing availability under the S&T Loan Agreement was approximately $1,169,000. There was no outstanding balance under the S&T Loan Agreement as of December 31, 2003 and there have been no borrowings subsequent to that date. As of March 12, 2004, maximum borrowing availability under the S&T Loan Agreement was approximately $1,093,000.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. Since June 27, 2003, the interest rate has been 5.00%. The interest rate increases or decreases from time to time as S&T Bank’s prime rate changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during 2003. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Letter Agreement and Change in Terms Agreement filed as Exhibits 4.1 and 4.2, respectively, to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. In May 2003, S&T Bank agreed to a modification of the S&T Loan Agreement that removed a prior prohibition of declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock. The prohibition concerning payment of dividends for the Series C preferred stock remains in effect under the S&T Loan Agreement. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended December 31, 2003. The Company was in compliance with all other covenants as of December 31, 2003 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of December 31, 2003, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2004. Accrued but unpaid dividends on the Series C preferred stock were approximately $1,986,000 as of December 31, 2003 and approximately $2,056,000 as of March 11, 2004. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued and unpaid dividends on June 30, 2006 and, if business conditions so permit, to commence thereafter the payment of scheduled quarterly dividends.

As of December 31, 2003, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 2003 and approximately $18,000 as of March 11, 2004.

As of December 31, 2003, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible into shares of the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any. Any holder of Series F preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series F preferred stock which shall be no later than thirty days from the date of notice. Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, which was 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of December 31, 2003 and approximately $55,000 as of March 11, 2004. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of December 31, 2003, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, Series G preferred stock is convertible into shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Each share of Series G preferred stock is convertible into 28,571 shares of common stock. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of December 31, 2003 and approximately $22,000 as of March 11, 2003.

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

The Company expects to continue to accrue dividends for the Series C, D, F and G preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F and G preferred stock. Continued payment of dividends related to the Company’s preferred stock are subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock, if applicable, occurs related to the Series D, F and G preferred stock, scheduled dividend payments related to these series of preferred stock are approximately $356,000 and $355,000 for 2004 and 2005, respectively. If the current prohibition under its credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, and the Company has legally available funds, the Company anticipates approximately $2,864,000 of dividends will be paid on June 30, 2006 related to the Series C preferred stock. Scheduled quarterly dividend payments for 2006 for Series D, F and G and for Series C preferred stock subsequent to the initial scheduled payment are approximately $475,000. Since none of the issues of preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Assuming no redemption or conversion of preferred stock occurs, estimated annual dividend payment requirements for 2007 and beyond are approximately $715,000 per year.

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

The Company has an outstanding amended note payable in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of January, April, July and October. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of December 31, 2003 and approximately $72,000 as of March 11, 2004.

Capital expenditures during the year ended December 31, 2003 were approximately $99,000 and included leasehold improvements for the Company’s Ft. Lauderdale office and computer hardware, software and networking equipment for the Company’s periodic upgrading of technology. Management forecasts that capital expenditures will not exceed $200,000 for the full year 2004, and will be for computer hardware, software and networking equipment for the Company’s periodic upgrading of technology and for leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during 2004 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company’s cash balances may be diminished in 2004 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock and other factors. If the Company is unsuccessful in obtaining additional consulting and systems integration projects for the Interactive Media Solution Area to be performed in 2004, the Company’s cash balances will likely be negatively impacted. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months. As discussed above, the S&T Loan Agreement expires September 30, 2004. If currently available funds and cash generated by operations were insufficient to satisfy the Company’s ongoing cash requirements thereafter or if the Company was unable to renew or replace the current credit facility after its expiration in September 2004, the Company would be required to consider other financing alternatives, such as selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets, although no assurance can be given that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity securities or convertible debt securities would result in additional dilution to the Company’s stockholders.

Aggregate Contractual Obligations

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2003.

Contractual Obligations	Payments Due by Period
(Dollars in thousands)	Total	2004	2005-6	2007-8	2009 and Beyond
Long-Term Debt Obligations (1)	$1,153	$74	$1,079	$—	$—
Operating Lease Obligations (2)	612	244	324	44	—

Total Contractual Obligations	$1,765	$318	$1,403	$44	$—

(1)	Long-term debt obligations include anticipated payments related to an outstanding note payable with a principal balance of $1,000,000. Information in the table reflects scheduled quarterly interest payments on this note through April 2005 and payment of principal and approximately $58,000 of accrued but unpaid interest relating to a seven-month period in 1999 on the maturity date of April 15, 2005. See above under Liquidity and Capital Resources in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations for additional information regarding the outstanding note payable.

(2)	Operating lease obligations include minimum future lease payments related to the Company’s office space in Pittsburgh, Pennsylvania, Ft. Lauderdale, Florida and San Jose and Walnut Creek, California as well as leased office equipment, primarily copiers and printers. See Note 14 – Lease Commitments in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the Company’s obligations under operating leases.

There are no significant future purchase commitments with any of the Company’s vendors as of December 31, 2003, including On Command.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial condition.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company periodically evaluates its revenue recognition policies in relation to staff accounting bulletins and other generally accepted accounting principles and SEC guidance. The Company believes its revenue recognition policies are in compliance with the provisions of SAB No. 104.

Item 7A – Quantitative and Qualitative Disclosure about Market Risk

Market Risk. During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, interest rate risk, foreign currency exchange rate risk and collectability of accounts receivable. The Company manages these risks by assessing their possible impact on a regular basis. The Company does not anticipate any material losses in any of these market risk areas. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose. The Company does not purchase goods subject to commodity price risk.

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

Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2004. There was no variable rate debt outstanding as of December 31, 2003. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. The Company believes S&T Bank’s prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank. During 2003, the applicable interest rate varied from a low of 5.00% to a high of 5.25%. The applicable rate as of December 31, 2003 was 5.00%. Since the Company did not have any borrowings on its revolving credit loan outstanding during 2003, there was no financial impact from the variation in interest rates. There have been no borrowings on the revolving credit loan to date in 2004 and there is no current or variable rate debt outstanding at this time.

The following table presents approximate principal cash flows and related interest rates by expected maturity date for the Company’s fixed rate debt.

	2004	2005	2006	2007	2008	Total
Long Term Debt:
Fixed Rate Debt	—	$1,000,000	—	—	—	$1,000,000
Average Interest Rate	—	7.00%	—	—	—	7.00%

Fixed rate debt represents a note payable with an outstanding principal balance of $1,000,000 as of December 31, 2003. The note payable bears interest at a fixed rate of 7%. Principal and accrued interest on the note is due April 15, 2005. The note is related to the November 1996 acquisition of Allin Consulting-California, with the principal balance of the note being fixed and the maturity of the note being revised in a November 1998 amendment. The amendment was entered into between the Company and the former sole shareholder of Allin Consulting-California, who at the time was the President of the Company and a beneficial holder of more than five percent of the Company’s common stock. Because the terms of the note were established by related parties and were related to the particular circumstances of the acquisition of Allin Consulting-California, the Company does not believe the note is comparable to any publicly-traded debt instruments from which independent evidence of fair value could be obtained. Consequently, no fair value can be estimated for the note.

Accounts Receivable/Accounts Payable. Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances, respectively, at December 31, 2003.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,895	$4,580
Accounts receivable, net of allowance for doubtful accounts of $48	4,579	1,927
Unbilled receivable	270	175
Current portion of note receivable from employee	—	3
Inventory	24	68
Prepaid expenses	217	205
Current costs and estimated gross margins in excess of billings	438	115
Deferred income tax asset	272	138

Total current assets	7,695	7,211

Property and equipment, at cost:
Leasehold improvements	471	478
Furniture and equipment	3,007	1,338

	3,478	1,816
Less—accumulated depreciation	(3,330)	(1,699)

	148	117

Other assets:
Non-current portion of note receivable from employee	—	12
Non-current costs and estimated gross margins in excess of billings	129	—
Goodwill, net of accumulated amortization of $3,742	817	790
Customer list, net of accumulated amortization of $723 and $854	1,513	1,026

Total assets	$10,302	$9,156

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,558	$979
Accrued liabilities:
Compensation and payroll taxes	290	314
Current portion of dividends on preferred stock	76	76
Other	276	298
Billings in excess of costs and estimated gross margins	637	598
Deferred revenue	28	30

Total current liabilities	3,865	2,295
Non-current portion of dividends on preferred stock	1,685	2,026
Note payable	1,000	1,000

Total liabilities	6,550	5,321
Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,041	1,054
Common stock, par value $.01 per share - authorized 20,000,000 shares, issued 6,967,339 shares	70	70
Additional paid-in-capital	40,318	40,206
Warrants	1,017	419
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(44,319)	(43,539)

Total shareholders’ equity	3,752	3,835

Total liabilities and shareholders’ equity	$10,302	$9,156

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Revenue:
Solution area consulting services	$8,824	$6,566	$7,027
Solution area integration services	6,459	5,191	4,829
Outsourced services	1,998	1,079	685
Information system product sales	253	409	312
Other services	547	88	83

Total revenue	18,081	13,333	12,936

Cost of sales:
Solution area consulting services	3,422	2,593	2,768
Solution area integration services	4,550	3,232	2,394
Outsourced services	1,501	808	532
Information system product sales	162	251	169
Other services	88	—	—

Total cost of sales	9,723	6,884	5,863

Gross profit:
Solution area consulting services	5,402	3,973	4,259
Solution area integration services	1,909	1,959	2,435
Outsourced services	497	271	153
Information system product sales	91	158	143
Other services	459	88	83

Total gross profit	8,358	6,449	7,073

Selling, general & administrative expenses:
Depreciation and amortization	1,571	537	268
Loss on impairment or disposal of assets	10,751	—	376
Other selling, general & administrative expenses	7,176	5,158	5,419

Total selling, general & administrative expenses	19,498	5,695	6,063

(Loss) income from operations	(11,140)	754	1,010

Interest income	(14)	(37)	(34)
Interest expense	131	64	74

(Loss) income before provision for income taxes	(11,257)	727	970

(Benefit from) provision for income taxes	—	(272)	190

(Loss) income from continuing operations	(11,257)	999	780

(Loss) income from discontinued operations	(689)	10	—

Net (loss) income	(11,946)	1,009	780
Accretion and dividends on preferred stock	660	684	710

Net (loss) income attributable to common shareholders	$(12,606)	$325	$70

(Loss) income per common share from continuing operations - basic	$(1.71)	$0.05	$0.01
(Loss) income per common share from discontinued operations - basic	$(0.10)	$0.00	$0.00

Net (loss) income per common share - basic	$(1.81)	$0.05	$0.01

(Loss) income per common share from continuing operations - diluted	$(1.71)	$0.04	$0.01
(Loss) income per common share from discontinued operations - diluted	$(0.10)	$0.00	$0.00

Net (loss) income per common share - diluted	$(1.81)	$0.04	$0.01

Weighted average number of shares outstanding - basic	6,966,365	6,967,339	6,967,339

Weighted average number of shares outstanding - diluted	6,966,365	11,253,053	6,980,224

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Cash flows from operating activities:
Net (loss) income	$(11,946)	$1,009	$780
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	1,614	548	268
(Benefit from) provision for deferred income taxes	—	(272)	134
(Gain) loss from disposal of assets	25	—	—
Loss from impairment of assets	11,080	—	376
Provision for uncollectable accounts receivable	82	(25)	—
Changes in certain assets and liabilities:
Accounts receivable	1,289	(1,195)	2,652
Unbilled receivable	(169)	(59)	95
Inventory	545	59	(44)
Prepaid expenses	77	(21)	12
Costs and estimated gross margins in excess of billings	387	(207)	452
Other assets	17	—	—
Accounts payable	(454)	229	(1,579)
Accrued liabilities	(577)	(39)	45
Billings in excess of costs and estimated gross margins	547	65	(39)
Income taxes payable	(1)	—	—
Deferred revenue	6	(25)	2

Net cash flows provided by operating activities	2,522	67	3,154

Cash flows from investing activities:
Proceeds from sale of assets	2	—	—
Capital expenditures	(85)	(43)	(99)
Acquisition of subsidiaries	(60)	—	—

Net cash flows used for investing activities	(143)	(43)	(99)

Cash flows from financing activities:
Net (loans to) repayments from employees	—	—	(15)
Payment of dividends on preferred stock	(326)	(355)	(355)
Proceeds from (repayment of) line of credit	(2,155)	—	—
Payments on notes payable	(2)	—	—

Net cash flows used for financing activities	(2,483)	(355)	(370)

Net change in cash and cash equivalents	(104)	(331)	2,685
Cash and cash equivalents, beginning of period	2,330	2,226	1,895

Cash and cash equivalents, end of period	$2,226	$1,895	$4,580

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Series C		Series D		Series F		Series G
	Redeemable		Convertible	Redeemable	Convertible	Redeemable	Convertible	Redeemable
	Preferred Shares	Stock Balance	Preferred Shares	Stock Balance	Preferred Shares	Stock Balance	Preferred Shares	Stock Balance
Balance, December 31, 2000	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,015
Issuance of common stock in acquisition	—	—	—	—	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2001	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,028
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2002	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,041
Expiration of warrants	—	—	—	—	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2003	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,054

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Shares	Stock Par Value	Additional Paid-In Capital	Warrants	Treasury Shares	Stock Cost	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2000	6,953,114	$70	$41,642	$1,017	8,167	$(27)	$(33,382)	$15,987
Issuance of common stock in acquisition	14,225	—	20	—	—	—	—	20
Accretion of Series G convertible redeemable preferred stock	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	(647)	—	—	—	—	(647)
Net loss	—	—	—	—	—	—	(11,946)	(11,946)

Balance, December 31, 2001	6,967,339	$70	$41,002	$1,017	8,167	$(27)	$(45,328)	$3,414
Accretion of Series G convertible redeemable preferred stock	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	(671)	—	—	—	—	(671)
Net income	—	—	—	—	—	—	1,009	1,009

Balance, December 31, 2002	6,967,339	70	40,318	1,017	8,167	(27)	(44,319)	3,752
Expiration of warrants	—	—	598	(598)	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	(697)	—	—	—	—	(697)
Net income	—	—	—	—	—	—	780	780

Balance, December 31, 2003	6,967,339	$70	$40,206	$419	8,167	$(27)	$(43,539)	$3,835

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

Allin Interactive Corporation (“Allin Interactive”), a Delaware corporation, operates the Company’s Interactive Media Solution Area, which provides systems integration and consulting services based primarily on interactive television technology. Operations are based in Allin Interactive’s Ft. Lauderdale, Florida office and are also conducted at various domestic and international locations. Allin Interactive also derives revenue from the sale of products related to interactive television technology. Prior to 2002, Allin Interactive operated interactive television systems installed on cruise ships and derived revenue from passengers through pay-per-view and gaming interactive services. Transactional revenue from cruise ship systems was derived at sea and at various domestic and international ports of call.

Allin Corporation of California (“Allin Consulting-California”), a California corporation, generates revenue from technology consulting services that develop and deploy solutions based on technology from Microsoft Corporation (“Microsoft”). Operations are oriented around Technology Infrastructure and E-Business Solution Areas. Allin Consulting-California’s services are provided at various locations within the United States, mostly located near its two offices in northern California.

Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), a Pennsylvania corporation, also generates revenue from services that develop and deploy Microsoft-based technology solutions. Operations are oriented around Technology Infrastructure and E-Business Solution Areas. Additionally, Allin Consulting-Pennsylvania provides outsourced services related to Microsoft, Oracle and Informix software and technologies. Allin Consulting-Pennsylvania’s technology consulting services are provided mostly near its operational headquarters in Pittsburgh. Allin Consulting-Pennsylvania also derives revenue from sales of computer software and hardware products. Such products have typically been recommended in association with technology consulting projects. Prior to 2002, Allin Consulting-Pennsylvania’s outsourced services also specialized in certain legacy technologies including IBM mainframe technology and specialized banking industry software. These consulting services were performed at various locations nationally.

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

The Company’s results of operations and financial condition could be negatively impacted by a number of risks and other factors, including, among others, general economic conditions, solution area and customer concentration, geopolitical considerations, backlog levels, fluctuations in operating results, competitive market conditions, liquidity, expiration of the Company’s line of credit in September 2004, dependence on key personnel, rapidly changing technology, and risks inherent in developing new products and markets. These risks or events associated with these risks may negatively impact the Company or its customers.

2. Summary of Significant Accounting Policies

Information concerning certain of the Company’s significant accounting policies is included in the following notes:

Note 6 – Earnings per Share

Note 8 – Goodwill and Customer List

Note 15 – Income Taxes

Note 17 – Industry Segment Information

Following is a summary of other significant accounting policies affecting the Company’s consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

The Consolidated Statements of Operations for the years ended December 31, 2001 and 2002 reflect reclassifications to the statements as previously reported to conform the prior period information to the current presentation of the statements. The reclassifications did not impact the Company’s results of operations or earnings per share during these years. On the Consolidated Statements of Operations, cost of sales and gross profit have been separately reflected for each of the five captions for which revenue has been presented. Previously, cost of sales and gross profit had been presented in aggregate. There is no change to the aggregate amounts for cost of sales and gross profit. Interest income and expense have also been separately reflected for these periods, whereas previously net interest expense was presented.

The Consolidated Statement of Cash Flows for the year ended December 31, 2001 reflects reclassifications to the statement as originally reported for that period to conform the prior period information to the current presentation of the statement. Separate changes are reflected for costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins under changes in certain assets and liabilities in cash flows from operating activities under the current presentation. Previously, the changes had been presented on a net basis. The provision for uncollectible accounts receivable is reflected as an adjustment to reconcile net income to net cash flows from operating activities in cash flows from operating activities. Previously, the provision for uncollectible accounts receivable had been presented as a component of the change in accounts receivable under changes in certain assets and liabilities in cash flows from operating activities. There is no change to the aggregate net cash flows provided by operating activities for the year ended December 31, 2001. The reclassifications did not impact the Company’s results of operations or earnings per share during the year ended December 31, 2001, and no changes were made to the Consolidated Statement of Operations or the Consolidated Statement of Shareholders’ Equity for this period related to these reclassifications.

Discontinued Operations

During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital. Allin Digital’s activities represented all of the Company’s revenue and gross profit reported prior to June 2001 for two segments, Digital Imaging Systems Integration and Digital Imaging Product Sales, as well as a portion of the revenue and gross profit previously reported for the segment Other Services. Accordingly, the results of operations, net of tax, for Allin Digital for the periods ended December 31, 2001 and 2002 have been reclassified to income or loss from discontinued operations, which is presented after income or loss from continuing operations. Operations during 2002 were of a wrap-up nature and included continuing liquidation of inventory, fulfillment of technical support obligations, collection of accounts receivable and resolution of other matters pertaining to Allin Digital’s prior operations. See Note 10 – Discontinuation of Digital Imaging Operations.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletins 101, Revenue Recognition in Financial Statements and 104, Revenue Recognition, American Institute of Certified Public Accountants Statements of Position 97-2, Software Revenue Recognition (“SOP 97-2”) and 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21), and other authoritative accounting literature. The Company’s revenue recognition policies are described below for each of the various revenue captions on the Company’s Consolidated Statements of Operations.

Solution Area Consulting Services

Solution area consulting services are provided by the Company’s Interactive Media, Technology Infrastructure and E-Business Solution Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements and revenue is recognized as the services are performed. For consulting engagements performed on a fixed-price basis, the Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

Interactive Media consulting projects are frequently part of related arrangements, including computer hardware and equipment for interactive television systems, software, services, and post-contract support (“PCS”). SOP 97-2 specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Interactive Media’s arrangements involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Interactive Media arrangements frequently include PCS for a ninety-day period following system installation. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to expected total project labor and, in accordance with SOP 97-2, revenue and cost of sales are recognized for PCS over the period when services are performed.

The Company’s solution areas perform consulting projects where the Company may recommend that the customer implement technology products in order to facilitate the Company’s technology-based solutions. Under some of these arrangements, the Company will also sell the recommended technology products to the customer. When consulting services are part of multiple-deliverable arrangements, revenue from services and product sales are recognized separately based on SOP 97-2 and EITF No. 00-21.

Solution Area Integration Services

Solution area systems integration services include projects conducted by the Interactive Media Solution Area that are part of related arrangements, including computer hardware and equipment for interactive television systems, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s recognition method for revenue for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue is recognized upon completion of the project. Interactive Media arrangements do not include rights for software, hardware or equipment upgrades.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outsourced Services

The Company recognizes revenue for its outsourced services operations in a similar manner as discussed above for time-based solution area consulting services.

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements. Revenue for stand-alone product sales are recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Some sales are associated with consulting projects where the Company recommends that the customer implement certain technology products in order to facilitate the Company’s technology-based solution. Where information system product sales are part of these multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately. Revenue and cost of sales for the Company’s information system product sales are reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based primarily on the Company’s assumption of primary responsibility for fulfillment of the sales, sole latitude in establishing prices, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue and associated shipping costs are recorded as cost of sales.

Other Services

Other services include activities peripheral to the Company’s operations such as website hosting and archival fees, contractual commissions and placement fees. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

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

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2002 and 2003, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, three significant customers comprised 18%, 17% and 13%, respectively, of the Company’s accounts receivable. As of December 31, 2002, three significant customers comprised 31%, 25% and 24%, respectively, of the Company’s accounts receivable. As of each year end, two of the customers were affiliates of each other.

Inventory

Inventory, consisting principally of computer hardware, software and equipment utilized in interactive television systems, is stated at the lower of cost or market. The Company utilizes an average cost method. During 2001, the carrying value for inventory held by Allin Digital and Allin Interactive was determined to be impaired and was written down to estimated market value. See Note 9 – Impairment of Inventory of Interactive Television Equipment and Note 10 – Discontinuation of Digital Imaging Operations for additional information.

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

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in Selling, general, and administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 2001, 2002 and 2003 was approximately $650,000, $366,000, and $130,000, respectively.

Financial Instruments

As of December 31, 2003, the Company’s Consolidated Balance Sheet includes a note payable with a principal balance of $1,000,000 related to the acquisition of Allin Consulting-California. The principal balance of the note payable, which is due April 15, 2005, is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes quarterly interest payments.

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of December 31, 2002 and 2003, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes a “fair value based method” of financial accounting and related reporting standards for stock-based employee compensation plans. Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends SFAS No. 123 to provide alternate transition methods for adoption of the fair value based method of financial accounting. SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net loss or income and earnings per share would have been as follows:

Year ended December 31 (Dollars in thousands, except per share data)	2001	2002	2003
As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—
Net (loss) income	(11,946)	1,009	780
(Loss) earnings per share - basic	$(1.81)	$0.05	$0.01
(Loss) earnings per share - diluted	(1.81)	0.04	0.01

Pro forma
Stock-based employee compensation cost, net of tax	$669	$153	$70
Net (loss) income	(12,615)	856	710
(Loss) earnings per share - basic	$(1.91)	$0.02	$0.00
(Loss) earnings per share - diluted	(1.91)	0.02	0.00

Advertising and Promotions

Expenditures for advertising and promotions were approximately $60,000, $67,000, and $74,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Expenditures for advertising and promotions are expensed as incurred, except for expenditures related to trade shows, which are expensed at the time of the shows.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial condition.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company periodically evaluates its revenue recognition policies in relation to staff accounting bulletins and other generally accepted accounting principles and SEC guidance. The Company believes its revenue recognition policies are in compliance with the provisions of SAB No. 104.

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were approximately $4,000, $-0-, and $61,000 during the years ended December 31, 2001, 2002, and 2003, respectively. Cash payments for interest were approximately $132,000, $75,000 and $74,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

Dividends of approximately $367,000, $391,000 and $417,000 were accrued but unpaid during the years ended December 31, 2001, 2002 and 2003, respectively, on outstanding shares of the Company’s preferred stock. Cash payments of dividends were approximately $326,000 during the year ended December 31, 2001 and $355,000 during each of the years ended December 31, 2002 and 2003.

In January 2001, the Company and the former MEGAbase, Inc. (“MEGAbase”) sole shareholder reached a settlement concerning contingent payments related to the Company’s 1998 acquisition of MEGAbase. On January 26, 2001, the Company made a cash payment of $60,000 and issued 14,225 shares of its common stock to the former MEGAbase sole shareholder. The Nasdaq market price of the Company’s common stock on the date of issuance was $1.406 per share. The additional purchase consideration was recorded as additional cost of the acquired enterprise, which resulted in additional goodwill being recorded on Allin Consulting-California. The issuance of common stock for additional purchase consideration represents a $20,000 non-cash investing activity for the year ended December 31, 2001. There were no non-cash investing or financing activities for the years ended December 31, 2002 and 2003.

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

Under the terms of the Company’s line of credit facility with S&T Bank, the Company is prohibited from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock. Payment of dividends on Series C preferred stock during the term of the agreements is prohibited. The Loan and Security Agreement expires September 30, 2004. However, the Company expects the Loan and Security Agreement will be renewed. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C Redeemable Preferred Stock

As of December 31, 2003, 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share, were outstanding. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock accrues dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% of the liquidation value thereof per annum and will be payable quarterly, subject to legally available funds. Series C preferred shares are not convertible into common shares.

Dividends on Series C preferred shares of approximately $292,000, $315,000 and $342,000 were accrued during the fiscal years ended December 31, 2001, 2002 and 2003, respectively. Accrued dividends on Series A preferred shares as of May 31, 1999 were assumed under the issuance of Series C preferred stock in exchange for the Series A shares. Accrued but unpaid dividends on Series C preferred stock were approximately $1,644,000 and $1,986,000 as of December 31, 2002 and 2003, respectively. Accrued but unpaid dividends per share of Series C preferred stock were approximately $66 and $79 as of December 31, 2002 and 2003, respectively. No dividends have been paid to date on Series C preferred stock.

Series D Convertible Redeemable Preferred Stock

As of December 31, 2003, 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, were outstanding. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October.

In August 1998, the Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series B preferred stock was recorded at approximately $2,152,000, which value was carried forward to the Series D preferred stock upon the May 1999 exchange of preferred shares. The rights of the holders of Series D preferred stock to convert their shares to common stock lapsed August 13, 2003. None of the Series D preferred shares were converted.

Dividends accrued on Series D preferred shares were approximately $165,000 during each of the fiscal years ended December 31, 2001, 2002 and 2003. Accrued dividends on Series B preferred shares as of May 31, 1999 were assumed under the issuance of Series D preferred stock in exchange for the Series B shares. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000, or $10 per share, as of December 31, 2002 and 2003.

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

Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds. Unpaid dividends compound quarterly at 7% interest. Dividend payments began April 15, 2000. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends accrued on Series F preferred shares were approximately $70,000 during each of the fiscal years ended December 31, 2001, 2002 and 2003. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000, or $59 per share, as of December 31, 2002 and 2003.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series F preferred stock is convertible to the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any. Until and including May 31, 2004, each share of Series F preferred stock is convertible into 508 shares of the Company’s common stock, the number of shares obtained by dividing $1,000 per preferred share by $1.966, which was 85% of the closing price of the common stock as reported by Nasdaq on the last trading day prior to the first anniversary of the issuance of the Series F preferred stock. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series F preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value. Dividends are payable quarterly in arrears on the first day of each calendar quarter. Dividends accrued on Series G preferred shares were approximately $120,000 during each of the years ended December 31, 2001, 2002 and 2003. Accrued but unpaid dividends on Series G preferred stock were approximately $30,000, or $200 per share, as of December 31, 2002 and 2003.

Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any, as determined by dividing $10,000 by $0.35. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five preceding trading days. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

In December 2000, the Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series G preferred stock was recorded at approximately $1,015,000, which reflected the fair value of the preferred stock, net of approximately $66,000 of offering costs. The offering costs are being accreted on a straight-line basis over five years. The recorded value of the Series G preferred stock was approximately $1,041,000 and $1,054,000 as of December 31, 2002 and 2003, respectively.

4. Warrants for Common Stock

On December 29, 2000, Series G preferred shareholders also received warrants to purchase an aggregate of 857,138 shares of common stock at $1.75 per share. Issuance of common stock upon exercise of the warrants was approved on that day by the holders of a majority of the Company’s common shares. The Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and warrants between their relative fair values. The value allocated to warrants, approximately $419,000, is reflected as a component of shareholders’ equity. The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrants exceeds the average price of the Company’s common shares. The warrants will expire December 29, 2005, unless exercised earlier.

Warrants to purchase an aggregate of 647,059 shares of common stock at $4.25 per share expired August 13, 2003. None of the warrants were exercised during the period they were outstanding. The value allocated to these warrants in 1998, approximately $598,000, was reclassified to Additional paid-in-capital upon expiration of the warrants.

5. Stock Based Compensation

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Aggregate reserved shares and shares available for future grants, as of December 31, 2003, under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants as of December 31, 2003
1996 Plan	266,000	123,999
1997 Plan	300,000	77,150
1998 Plan	375,000	136,200
2000 Plan	295,000	17,250

Total Allin Stock Plans	1,236,000	354,599

Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. During 1998, the Company’s Board of Directors approved the reissuance of forfeited or expired stock options under the 1996 and 1997 Plans. Forfeited or expired stock options are eligible for reissuance under the 1998 Plan, but are not currently eligible for reissuance under the terms of the 2000 Plan.

Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. A total of 122,570 non-vested stock options were outstanding as of December 31, 2003, with 85,860, 24,310 and 12,400 scheduled to vest in 2004, 2005 and 2006, respectively, unless forfeited earlier. A total of 26,250 of the non-vested options will vest upon a change in control of the Company, as defined in a certain employment agreement, if earlier than the normal vesting schedule.

Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 185,400 options to purchase shares, which do not have an early expiration provision.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Option Activity for the Allin Stock Plans from 2001 through 2003:

	2001		2002		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	865,460	$4.79	789,650	$4.45	803,698	$4.32
Exercisable	257,808	$7.32	564,358	$5.08	629,668	$4.87

Granted	249,500	$1.32	25,000	$0.18	45,000	$0.28
Forfeitures	325,310	$2.94	10,952	$4.57	22,448	$1.76
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	75,100	$15.08

December 31
Outstanding	789,650	$4.45	803,698	$4.32	751,150	$3.08
Exercisable	564,358	$5.08	629,668	$4.87	628,580	$3.35

Summary of Information on Fair Value of Option Grants:

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 grants, all of which were made under the 2000 Plan.

Risk free interest rate	3.1%
Expected dividend yield	0.0%
Expected life of options	7 yrs.
Expected volatility rate	260%

Allin Stock Plans
Options originally issued at or above market:
Exercisable at December 31, 2003	628,580
Weighted average fair value of options granted during 2001	$1.12
Weighted average fair value of options granted during 2002	$0.18
Weighted average fair value of options granted during 2003	$0.27

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2003:

Information for Allin Stock Plans at December 31, 2003:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	70,000	$0.25	5.9 years	25,000	$0.18
From $1.00 to $1.99	194,500	$1.45	3.9 years	150,300	$1.46
From $2.00 to $2.99	21,250	$2.04	3.6 years	21,250	$2.04
From $3.00 to $3.99	139,750	$3.25	2.1 years	125,200	$3.25
From $4.00 to $4.99	303,650	$4.44	1.9 years	284,830	$4.45
From $5.00 to $7.50	22,000	$7.50	0.8 years	22,000	$7.50

	751,150	$3.08	2.8 years	628,580	$3.35

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

The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

Calculation of Basic and Diluted (Loss)Earnings per Common Share Dollars in thousands, except per share data	Year Ended December 31
	2001	2002	2003
(Loss) income from continuing operations	$(11,257)	$999	$780
(Loss) income from discontinued operations	(689)	10	—

Net (loss) income	$(11,946)	$1,009	$780
Accretion and dividends on preferred stock	660	684	710

Net (loss) income attributable to common shareholders	$(12,606)	$325	$70

(Loss) income per common share from continuing operations – basic	$(1.71)	$0.05	$0.01

(Loss) income per common share from discontinued operations – basic	$(0.10)	$0.00	$0.00

Net (loss) income per common share – basic	$(1.81)	$0.05	$0.01

(Loss) income per common share from continuing operations – diluted	$(1.71)	$0.04	$0.01

(Loss) income per common share from discontinued operations – diluted	$(0.10)	$0.00	$0.00

Net (loss) income per common share – diluted	$(1.81)	$0.04	$0.01

Shares used in calculating basic net (loss) income per common share	6,966,365	6,967,339	6,967,339

Weighted average common shares outstanding	6,966,365	6,967,339	6,967,339
Effect of convertible preferred stock	—	4,285,714	—
Effect of outstanding stock options	—	—	12,885

Shares used in calculating diluted net (loss) income per common share	6,966,365	11,253,053	6,980,224

Convertible preferred stock and outstanding stock options and warrants were not included in the calculation of diluted EPS for the year ended December 31, 2001, as their effect would be anti-dilutive since the Company recorded a net loss attributable to common shareholders in that period.

Certain and all, respectively, of the Company’s series of convertible preferred stock were not included in the calculations of diluted EPS for the years ended December 31, 2002 and 2003, as their effect would be anti-dilutive despite there being net income attributable to common shareholders. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect was not anti-dilutive, were 5,555,607, 1,269,893 and 5,263,622 for the years ended December 31, 2001, 2002 and 2003, respectively.

The exercise prices of all stock options and warrants outstanding as of December 31, 2001 and 2002 exceeded the average market prices of the Company’s common stock for the years then ended. Accordingly, stock options and warrants were not included in the calculation of diluted EPS for those periods. The exercise price of warrants outstanding as of December 31, 2003 exceeded the average market price of the Company’s common stock for the year then ended. However,

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the average market price of the common stock for this period exceeded the exercise prices for 50,000 options to purchase common shares. This resulted in the inclusion of 12,885 shares in the calculation of diluted EPS for the year ended December 31, 2003. Inclusion of the additional shares did not result in a calculation of diluted EPS that differed from basic EPS. Outstanding options to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares aggregated 789,650, 803,698 and 701,150, respectively, as of December 31, 2001, 2002 and 2003. Outstanding warrants to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares were 1,504,197 as of December 31, 2001 and 2002, and 857,138 as of December 31, 2003.

7. Acquisitions

On December 15, 2003, Allin Consulting-Pennsylvania acquired certain assets owned by Information Designs, Inc. (“Information Designs”) under an Asset Purchase Agreement, including rights to the trade name “Information Designs, Inc.,” a customer list including all customers with which Information Designs conducted business in 2001, 2002 and 2003, and the authorized Microsoft Business Solutions Partner designation previously granted by Microsoft to Information Designs. Coincident with the asset purchase, Allin Consulting-Pennsylvania hired all of the three Information Designs employees, including its sole owner. Allin Consulting-Pennsylvania thereafter commenced services related to Microsoft’s Business Solutions technologies, including Great Plains and Solomon enterprise accounting systems and customer relationship management products. Operations will also include product sales, primarily for software. Revenue related to these services of approximately $15,000 was recognized for the year ended December 31, 2003.

The Asset Purchase Agreement provides for consideration for the purchased assets through contingent payments to Information Designs of fifty percent of the Excess EBITDA (as defined in the Asset Purchase Agreement) for Allin Consulting-Pennsylvania’s Business Solutions operating unit determined on an annual basis during the three-year period commencing January 1, 2004. Under the Asset Purchase Agreement, Excess EBITDA will be calculated annually as the amount by which the earnings of the operating unit before interest, taxes, depreciation and amortization exceed a $30,000 threshold in 2004, 2005 and 2006. If the earnings of the operating unit before interest, taxes, depreciation and amortization are less than $30,000 in any of the years, the cumulative shortfalls shall be added to the threshold in the subsequent years. Calculation of any Excess EBITDA, and payment of any consideration due, is to be made within 120 days of each year end. There was no cash payment of purchase consideration and Allin Consulting-Pennsylvania assumed none of Information Designs’ liabilities at the time the assets were acquired. As all of the consideration under the Asset Purchase Agreement is contingent, no initial value was recorded for the acquired assets. Any contingent payments made in the future will be reflected as purchase consideration and will be allocated among the assets acquired.

A loan of $15,000 was made to the sole owner of Information Designs at the time the Asset Purchase Agreement was entered into, for which a promissory note was executed. The note bears interest at six percent per annum and provides for semi-monthly payments such that the entire principal balance of the loan will be repaid by December 15, 2008.

8. Goodwill and Customer List

Asset Information

As of December 31, 2003, the Company’s Consolidated Balance Sheet includes goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. Upon acquisition, these intangible assets were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning these assets is as follows:

As of December 31, 2003 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer list	$1,880	$854	$1,026

Unamortized intangible assets
Goodwill	4,532	3,742	790

Total intangible assets	$6,412	$4,596	$1,816

Accumulated amortization for goodwill represents amortization expense from acquisition through December 31, 2001, after which amortization of goodwill was discontinued.

As of January 1, 2001, amortization of goodwill associated with the acquisitions of Allin Consulting-California and MEGAbase was based on an estimated useful life of seven years and amortization of the customer list and goodwill associated with the acquisition of Allin Consulting-Pennsylvania was based on estimated useful lives of fourteen and thirty years, respectively. During 2001, due to significant variances in the rate of revenue and gross profit growth from prior expectations for these operations and changing perceptions about market conditions, the Company recorded significant losses for impairment of goodwill associated with the acquisitions, as described below. The estimated useful lives of the customer list and goodwill associated with the acquisition of Allin Consulting-Pennsylvania were also revised during 2001 to reflect useful lives extending through 2011. The Company continued to amortize the customer list during 2002 based on the previously estimated useful life. As of January 1, 2003, the estimated useful life was changed to a period extending through 2013, which was the final year in which expected cash flows were attributed to the customer list in the Company’s fair value estimate prepared as of January 1, 2003.

On January 1, 2002, the Company implemented Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 142, goodwill is no longer amortized, but separable intangible assets that are deemed to have definite lives, such as the customer list, are amortized over their useful lives. Assembled workforces are no longer recognized as a separate intangible asset under the new standards. The unamortized value of assembled workforces was reclassified to goodwill upon implementation of the new standards. SFAS Nos. 141 and 142 also set forth guidance as to required transition testing and accounting for implementation of the standards and required annual testing and accounting thereafter. SFAS No. 144 set forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets, such as the customer list.

The transition provisions of the new standards required a re-examination of recorded intangible assets related to business combinations that transpired prior to June 30, 2001 to determine whether additional separate intangible assets of certain types should be recorded. No value was placed on marketing-related assets since the Company had not acquired trademarks or service marks related to technology consulting and since the acquired businesses used different names at the times of the acquisitions. Acquired order backlogs and customer contracts would have lapsed prior to January 1, 2002 so no value was established for these assets. No additional value was estimated for the customer list recorded in connection with the acquisition of Allin Consulting-California since the value recorded at acquisition was fully amortized as of January 1, 2002. No value was placed on contract-based assets since contracts in place at the time of the acquisitions had lapsed prior to January 1, 2002. Although the acquired businesses had considerable technological expertise, no value was placed on technology-based assets since the acquired expertise in Microsoft-based and other technologies was no longer current. Artistic-related assets were determined to be non-applicable to the acquired businesses.

The Company determined that the following testing methods would be utilized for transitional and subsequent testing for potential impairment of goodwill and the customer list.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, deferred tax assets, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired subsidiaries, Technology Infrastructure, E-Business and Outsourced Services, further broken down geographically between Northern California-based and

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. The Company believes that key risk factors related to the potential impairment of goodwill would be a significant drop in valuation multiples or a significant drop in revenue for one or more of the reporting units.

To test for potential impairment of the customer list, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the overall cash flow of Allin Consulting-Pennsylvania to attribute to the acquired customer list in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired list, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for Allin Consulting-Pennsylvania and the portions of the estimated cash flows to be attributed to the customer list. If the sum of the undiscounted cash flows attributable to the customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors related to the potential impairment of the customer list would be lowering of expected future growth rates for the technology consulting industry and the loss of key customers from the acquired list which may result in a significant decline in the proportion of Allin Consulting-Pennsylvania’s business attributed to the list.

When SFAS No. 142 was implemented, the Company elected to also utilize transitional testing performed as of January 1, 2002 to meet annual testing requirements for 2002. Annual testing for 2003 was performed as of January 1 of that year. The January 1, 2003 testing indicated a small impairment of goodwill for one reporting unit and significantly lower excesses of estimated fair value over recognized value for the other reporting units than had been indicated in the testing performed as of January 1, 2002. A significantly lower excess of estimated fair value over recognized value for the customer list was also indicated when comparing test results as of January 1, 2003 with the prior year. Consequently, potential indicators for impairment were evaluated quarterly during 2003 and additional testing was performed as deemed appropriate. The Company’s management concluded that evaluation of risk factors and testing for potential impairment are processes that are more beneficial to financial reporting when done as of the end of a fiscal period rather than as of the beginning of a fiscal period. because this timing results in estimates and determinations based on more recent data. Management therefore elected to change the date of annual testing to December 31 of each year. Consequently, the Company performed two annual tests for 2003, as of January 1 and as of December 31. The Company will perform annual tests for future periods as of December 31. Key risk factors will continue to be monitored on an ongoing basis and testing for potential impairment of goodwill or the customer list will be performed on a more frequent basis than annual if indicators of potential impairment arise.

Goodwill – Changes in Recognized Value and Impairment Losses

The table below reflects the changes in recognized value of goodwill during the year ended December 31, 2001 and upon the implementation of SFAS No. 142 on January 1, 2002, when the recorded values of assembled workforces associated with the acquisitions of Allin Consulting-California and Allin Consulting-Pennsylvania were reclassified to goodwill.

Dollars in thousands	Recognized Value of Goodwill
Balance, January 1, 2001	$11,932
Additional purchase consideration for MEGAbase recorded as goodwill	80
Impairment losses recognized June 2001	(10,627)
Amortization recorded for the year ended December 31, 2001	(673)

Balance, December 31, 2001	$712
Reclassification of assembled workforces to goodwill	105

Balance, January 1, 2002	$817

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequently, during 2002, there were no changes in the recognized value of goodwill. The changes in the recognized value of goodwill during 2003, by reportable segment, are as follows:

Dollars in thousands	Technology Infrastructure	E-Business	Outsourced Services	Recognized Value of Goodwill
Balance, January 1, 2003	$231	$494	$92	$817
Impairment losses recognized in 2003	(16)	—	(11)	(27)

Balance, December 31, 2003	$215	$494	$81	$790

Allin Consulting-Pennsylvania and Allin Consulting-California were providers of technology consulting services when acquired and were not capital-intensive businesses. Consequently, significant portions of the acquisition prices for these subsidiaries were attributed to intangible assets, including client lists, assembled workforces and goodwill. Beginning in early 1999, the Company’s strategic focus was on developing solutions-oriented consulting and systems integration revenue. The acquired subsidiaries represented a significant portion of the Company’s solution area consulting operations, including virtually all of the Technology Infrastructure Consulting, E-Business Consulting and Outsourced Services segment revenue and gross profit. During 1999 and 2000, the Company was able to successfully grow revenue in these solution areas. Based on this growth history and industry projections for continuing significant increases in the demand for these types of technology consulting services, as of late 2000, the Company anticipated significant revenue and gross profit increases in future periods for its Technology Infrastructure and E-Business Solution Areas. During this time period, anticipated results indicated sufficient expected cash flows to support the net unamortized values of the intangible assets associated with the acquisitions.

The downturn in the domestic economy experienced in the first half of 2001 significantly lowered technology-based spending in the United States, which negatively impacted the demand for technology consulting services. Industry analysis from mid-2001 indicated that any increase in the demand for technology consulting services would not be likely to occur until 2002 at the earliest. While the Company experienced a small increase in the level of revenue for the Technology Infrastructure and E-Business Solution Areas in the first six months of 2001 as compared to the first six months of 2000, the level of growth was significantly below the Company’s expectations for 2001. During June 2001, due to the continuing variance in the rate of revenue and gross profit growth from prior expectations and the growing perception among industry analysts that the negative impact of the economic downturn on technology consulting would continue at least until 2002, the Company completed new cash flow projections in accordance with the then prevailing accounting standard regarding potential impairment of goodwill and intangible assets, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”). These projections indicated the estimated fair values of the intangible assets associated with the acquisitions of those operations were less than the net unamortized values of the assets.

The negative impact of the economic downturn on Allin Consulting-Pennsylvania was particularly pronounced since the slower than anticipated growth in solutions-oriented Technology Infrastructure and E-Business revenue during the first half of 2001 was accompanied by a continuing decline in the level of Outsourced Services consulting. Solutions- oriented consulting had grown in significance and Outsourced Services consulting has lessened in significance for Allin Consulting-Pennsylvania since its acquisition in August 1998. Solutions-oriented revenue typically featured higher billing rates and gross profit potential, but shorter duration of projects and more volatility in results. Also, the significant impact of the economic downturn on technology consulting indicated a likelihood of additional risk due to economic cycles. Consequently, the period over which expected cash flows were projected was shortened to ten years beyond 2001. The original expected useful life for goodwill had been thirty years. The Company’s forecast for Allin Consulting-Pennsylvania included low expectations of revenue and gross profit growth through 2003, as the level of Outsourced Services revenue was expected to continue to decline throughout this period. The Company expected that growth rates for revenue and gross profit would increase thereafter. Based on the Company’s revised projections, a loss due to impairment of approximately $9,530,000 was recorded in June 2001 to reduce the net unamortized value of goodwill recorded on Allin Consulting-Pennsylvania. The impairment loss is included in Selling, general & administrative expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001. The remaining amortization period for goodwill was adjusted prospectively after June 2001 to equal the period of the Company’s projection.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The economic downturn also negatively impacted the demand for Technology Infrastructure and E-Business consulting services provided by Allin Consulting-California. The Company’s expectations of future revenue and gross profit as of the beginning of 2001 had been based on growth achieved in 2000 and industry analysis for expected future demand for technology consulting services. Due to the economic downturn, during 2001, the Company was unable to sustain the revenue growth that had been realized late in 2000. Prior to recording the impairment loss, approximately 92 % of the net unamortized value of Allin Consulting-California’s intangible assets related to goodwill associated with its acquisition in November 1996. The original useful life was seven years. Consequently, the projection for cash flows related to goodwill from the 1996 acquisition was based on the remaining useful life, with low expectations for revenue and gross profit growth due to the likelihood that the negative impact of the economic downturn would persist through a substantial portion of the remaining useful life. A loss due to impairment of approximately $1,097,000 was recorded in June 2001 to reduce the net unamortized value of goodwill. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

Testing for potential impairment of goodwill under SFAS No. 142 for the 2002 fiscal year was performed as of January 1, 2002, based on the method described above. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units, indicating no impairment of goodwill. The industry valuation multiple utilized in the January 1, 2003 annual test represented a decrease of over 25% from the multiple used for the 2002 annual test, reflecting lower future growth expectations in the technology consulting industry. Due to the change in valuation multiple and the relative closeness of the estimated fair values and recognized assets of certain reporting units as of January 1, 2003, the Company believed conditions were indicative of the potential for impairment of goodwill and that testing on a more frequent basis than annual was warranted. The Company completed additional estimates of the fair value of goodwill as of each quarter end of 2003, in a manner consistent with the 2003 annual test. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during the first quarter of 2003.

The industry valuation multiple utilized in the December 31, 2003 annual test represented an approximate 22% increase over the multiple used for the preceding 2003 interim test, based on current industry information. Management believes the improvement in the industry valuation multiple reflects improving short-term growth expectations in the technology consulting industry. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units as of December 31, 2003, indicating no impairment of goodwill.

Customer List – Impairment Loss

Testing for potential impairment of the customer list under SFAS No. 144 for the 2002 fiscal year was performed as of January 1, 2002, based on the method described above. The estimated fair value of the customer list exceeded the recognized value, indicating no impairment. The estimate of fair value also exceeded the recognized value of the customer list in annual testing performed as of January 1, 2003.

Industry information utilized for the annual testing as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous testing. Despite an improvement in short-term prospects as of late 2003, economic conditions experienced since 2001 significantly negatively impacted the technology sector of the economy, including technology services. The negative impact of this period is expected to continue into the future. Longer-term growth rates are now forecast to more closely correlate with expectations of overall economic conditions and competitive factors in the marketplace. Economic return requirements are also expected to be a more important constraint on future growth prospects for technology-based spending than has been the case in the past. Additionally, the growing sourcing of business to offshore information technology enterprises, particularly for application development, is expected to restrain future growth prospects for domestic information technology service providers. With assumed long-term growth rates lowered, the undiscounted projected cash flows attributed to the customer list in the December 31, 2003 test did not exceed the recorded value of the customer list. Accordingly, the Company recorded a loss of approximately $349,000 in the quarter ended December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization Expense

Information regarding aggregate amortization expense recorded during the years ended December 31, 2001, 2002 and 2003, and expected for the next five years, follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Year ended December 31, 2001	$922
Year ended December 31, 2002	171
Year ended December 31, 2003	138

Estimated expense to be recognized for the:
Year ended December 31, 2004	103
Year ended December 31, 2005	103
Year ended December 31, 2006	103
Year ended December 31, 2007	103
Year ended December 31, 2008	103

The effect of the discontinuation of amortization of goodwill and assembled workforces and the change in amortization resulting from the extension of the estimated useful life of the customer list to a period through 2013 on reported net income and basic and diluted EPS is as follows:

Dollars in thousands, except per share data	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Reported net (loss) income	$(11,946)	$1,009	$780
Adjustment for goodwill amortization	673	—	—
Adjustment for assembled workforce amortization	64	—	—
Adjustment for customer list amortization	26	30	—

Adjusted net income	$(11,183)	$1,039	$780

Reported basic (loss) earnings per share	$(1.81)	$0.05	$0.01
Adjustment for goodwill amortization	0.09	0.00	0.00
Adjustment for assembled workforce amortization	0.01	0.00	0.00
Adjustment for customer list amortization	0.00	0.00	0.00

Adjusted basic (loss) earnings per share	$(1.71)	$0.05	$0.01

Reported diluted (loss) earnings per share	$(1.81)	$0.04	$0.01
Adjustment for goodwill amortization	0.09	0.00	0.00
Adjustment for assembled workforce amortization	0.01	0.00	0.00
Adjustment for customer list amortization	0.00	0.00	0.00

Adjusted diluted (loss) earnings per share	$(1.71)	$0.04	$0.01

9. Impairment of Inventory of Interactive Television Equipment

Allin Interactive maintained an inventory of interactive television equipment salvaged from ships on which it had previously operated interactive television systems on an owner-operator model. The equipment had been removed from ships on which operations under this model were discontinued in 1997 and 1998 and recorded at estimated salvage values. Allin Interactive continued to own and operate other ship-based systems utilizing similar equipment and, from 1999 to 2001, sold the remaining operating systems to two cruise lines. During this time period, Allin Interactive sought to sell its inventory to these cruise lines for spare parts for the systems which had been sold. While a portion of the inventory was sold, it became apparent during the second quarter of 2001 that neither cruise line was prepared to purchase significant

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quantities of the inventoried equipment. Since the equipment was unlikely to be saleable other than as spare parts for the aforementioned systems, the Company’s estimate of fair value of the remaining inventory was less than the recorded value. A loss due to impairment of approximately $121,000 was recorded in June 2001 to adjust the recorded value of Allin Interactive’s inventory to the revised estimate of fair value. The impairment loss was included in Selling, general & administrative expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

10. Discontinuation of Digital Imaging Operations

During June 2001, the Company determined that its digital imaging operations would be discontinued due to declines in revenue and gross profit realized during the first six months of 2001 as compared to 2000 operations and due to the June 2001 loss of key managerial and sales personnel. During 2000, the Company determined that the gross profit as a percentage of revenue being realized from digital imaging operations was not meeting the Company’s objectives and, consequently, refocused its digital imaging sales strategy on being a high value-added provider of digital imaging systems integration services. The Company believed that results during the first six months of 2001 indicated insufficient demand for high value-added integration services to assure that future operations would meet the Company’s revenue and gross profit objectives. The loss of key personnel in June 2001 also lessened the likelihood that such objectives could be realized.

Prior to the decision to discontinue digital imaging operations, Allin Digital maintained an inventory of digital imaging equipment and consumable supplies that was utilized to configure digital imaging systems to be sold and installed and for sales of digital photography equipment and consumable supplies. The Company believed that certain of the equipment components maintained in inventory offered greater potential value when sold as components of a complete system installation which included system configuration, software installation and training of customer personnel. Since the Company determined in June 2001 that it would discontinue operations of this type, Allin Digital would be required to sell its remaining inventory of equipment as individual components. Since Allin Digital lacked a retail outlet for this equipment, it planned to attempt to sell its inventory through Internet-based auctions and to existing clients. The Company believed significant discounts would need to be offered to sell certain components which were normally sold as part of complete digital imaging systems. Consequently, in June 2001, the Company estimated fair values for Allin Digital’s inventory components based on sales of similar components on Internet-based auctions. The estimated fair value of Allin Digital’s inventory was less than the value recorded for the inventory. A loss due to impairment of approximately $272,000 was recorded in June 2001 to adjust the recorded value of Allin Digital’s inventory to the revised estimate of fair value. In December 2001, the Company revised its estimates of fair value for certain components remaining in inventory and recorded an additional impairment loss of $21,000. Due to the determination to discontinue its digital photography operations, the Company also estimated similar fair values for equipment utilized in certain photography concessionaire operations and determined which capitalized hardware, software and equipment would no longer be utilized. A loss due to impairment of approximately $55,000 was recorded related to these assets. The impairment losses noted above were included in the loss from discontinued operations included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

Subsequent to the determination that digital imaging operations would be discontinued, Allin Digital recorded a provision of approximately $48,000 in 2001 to increase its allowance for doubtful accounts receivable. The provision was included in the loss from discontinued operations included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

Allin Digital fulfilled its obligations to clients for technical support until their expiration in May 2002. Allin Digital also supported website hosting for clients utilizing its Portraits Online system until May 2002 when such remaining operations were assumed by Allin Interactive. Revenue derived from website hosting is immaterial. Allin Digital continued to sell digital imaging equipment held in inventory in early 2002 until the inventory was exhausted. Due to the Company’s efforts to collect remaining accounts receivable related to Allin Digital’s operations, approximately $34,000 of the previously recorded allowance for doubtful accounts receivable was able to be reversed in 2002 because it was not needed. All significant matters related to the wrap-up of Allin Digital’s operations were completed in 2002. Allin Digital was merged into Allin Interactive on December 31, 2002. The results of Allin Digital’s operations for all periods presented in the Company’s Consolidated Statements of Operations and the impairment loss recorded in 2001 related to Allin Digital’s assets have been reclassified to loss or income from discontinued operations.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Line of Credit and Note Payable

The Company and S&T Bank, a Pennsylvania banking association, have a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but has been renewed for five successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2004. As of December 31, 2003, maximum borrowing availability was approximately $1,169,000.

Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The Company has from time to time borrowed and subsequently repaid amounts under the revolving credit loan, although no borrowings have been made since June 2001. There has been no outstanding balance under the S&T Loan Agreement since July 2001. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The applicable rate as of December 31, 2003 was 5.00%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. Interest expense of approximately $50,000 related to line of credit borrowings was recorded during the year ended December 31, 2001. No interest expense related to the line of credit was recorded during the years ended December 31, 2002 and 2003. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

The S&T Loan Agreement, an amendment renewing the line of credit in 1999 and a Change in Terms Agreement and a Letter Agreement associated with the 2003 renewal include various covenants relating to matters affecting the Company including a required cash flow to interest ratio of not less than 1.0 to 1.0, insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. Cash flow is defined as operating income before depreciation, amortization and interest. As of December 31, 2003, the Company was in compliance with the loan covenants under the amended S&T Loan Agreement.

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

The note payable of $1,000,000 on the Consolidated Balance Sheets as of December 31, 2002 and 2003 is related to the acquisition of Allin Consulting-California. The principal balance of the note is due April 15, 2005. The note bears interest at a rate of 7% per annum with quarterly compounding for unpaid interest. Approximately $74,000 of interest expense was recorded in each of the years ended December 31, 2001, 2002 and 2003 related to the note.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Financial Risks and Fair Value of Financial Instruments

Market Risk

During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, interest rate risk, foreign currency exchange rate risk and collectability of accounts receivable. The Company manages these risks by assessing their possible impacts on a regular basis. The Company does not anticipate any material losses in any of these market risk areas. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose. The Company does not purchase goods subject to commodity price risk.

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

Interest Rate Risk

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2004. There was no variable rate debt outstanding as of December 31, 2003. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. Since the Company did not have any borrowings on its revolving credit loan outstanding during 2003, there was no impact from the variation in interest rates.

The following table presents approximate principal cash flows and related interest rates by expected maturity date for the Company’s fixed rate debt.

	2004	2005	Total
Long Term Debt:
Fixed Rate Debt	—	$1,000,000	$1,000,000
Fixed Interest Rate	—	7.00%	7.00%

Fixed rate debt represents a note payable with an outstanding principal balance of $1,000,000 as of December 31, 2003. Note principal is due April 15, 2005.

Accounts Receivable/Accounts Payable

Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances at December 31, 2003, respectively.

13. Liability for Employee Termination Benefits

The Company recognizes liabilities for involuntary employee termination benefits in the period management approves and commits to the plan of termination, establishes the benefits to be received, communicates benefit plans to employees, identifies numbers, functions and locations of anticipated terminations, and the period of time for the plan of termination indicates significant changes are not likely.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A restructuring charge of approximately $14,000 was recorded in December 2001 to establish a liability for severance costs associated with the termination of services of a managerial executive associated with the consulting services provided by the Company’s Interactive Media Solution Area. Expense associated with the restructuring charge is reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2001. As of December 31, 2001, approximately $4,000 of the restructuring charge had been paid. The remaining balance was paid in January 2002.

Aggregate restructuring charges of approximately $118,000 were recorded in March and June 2001 to establish and increase a liability for severance costs associated with the termination of services of two managerial executives associated with the Company’s Technology Infrastructure and E-Business Solution Areas. One of the severance obligations was of variable duration up to six months dependent upon the executive’s ability to obtain replacement employment. The Company’s original restructuring charge was based on an estimate of the most likely period for the severance obligation. Information subsequently available indicated the duration of the severance obligation would exceed the originally estimated period. Expenses associated with the restructuring charges are reflected in Selling, general & administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2001. All of the restructuring charges were paid in 2001.

14. Lease Commitments

The Company leases office space in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California and equipment under operating leases that expire at various times through 2008. The leases do not include automatic renewal provisions or any specification of rental costs beyond the respective lease terms. Under the leases, the Company is subject to additional occupancy costs for an allocated share of the excess of the landlord’s operating expenses, including maintenance and repairs, property management costs, property-related taxes, security, insurance and utilities over base year operating expenses, as defined in the respective lease agreements The Company’s Pittsburgh, Pennsylvania office is currently leased under a month-to-month arrangement. Under this arrangement, the Company is not obligated for any additional rent related to the landlord’s operating expenses, basic utility costs or repair and maintenance costs, other than for damage directly caused by the Company. See Note 16 – Related Party Transactions for additional information concerning lease arrangements for the Company’s Pittsburgh office.

The Company also leases storage space in Ft. Lauderdale, for the storage of inventory and equipment to be utilized on systems integration projects, under month-to-month arrangements that do not involve obligations for additional occupancy costs beyond base rental charges.

Minimum future annual lease commitments for all non-cancelable operating leases as of December 31, 2003 are as follows:

Minimum Future Lease Payments (Dollars in thousands)
2004	$244
2005	194
2006	130
2007	30
2008	14

Total	$612

Occupancy costs for the Company’s leased offices and storage space were approximately $609,000, $469,000 and $479,000, respectively, for the years ended December 31, 2001, 2002 and 2003, respectively. Lease costs for equipment, primarily for copiers and printers, were approximately $26,000 for the year ended December 31, 2001 and $24,000 for each of the years ended December 31, 2002 and 2003.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes

The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Because the Company’s operations historically did not generate taxable income prior to 2002, valuation allowances were recorded in prior years to reduce all deferred tax assets. More recent operations have resulted in taxable income for the years ended December 31, 2002 and 2003. However, results of operations for future periods are subject to a number of material risks, including risks arising from concentrations related to the operations of the Interactive Media Solution Area. In recent periods, Interactive Media revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers who are concentrated in one industry. The Company’s Interactive Media revenue could experience significant declines in future periods if the Company fails to obtain additional projects from existing or new customers. Valuation allowances have been recorded based on the Company’s estimates of realizability.

The (benefit from) provision for income taxes is comprised of the following for the years ended December 31, 2001, 2002 and 2003:

Year ended December 31 (Dollars in thousands)	2001	2002	2003
Current
Federal	$—	$—	$17
State	—	—	39

Total current	—	—	56

Deferred	—	(272)	134

Total income tax (benefit) provision	$—	$(272)	$190

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the (benefit) provision for income taxes reflected in the Statements of Operations is as follows for the years ended December 31, 2001, 2002 and 2003:

Year ended December 31 (Dollars in thousands)	2001	2002	2003
Estimated (benefit from) provision for income taxes at federal statutory rate	$(4,062)	$251	$330

Non-deductible intangible asset	3,852	57	174
State income tax expense, net of federal benefit	—	—	26
Change in valuation allowance	135	(71)	(343)
Change in estimates and other	75	(509)	3

(Benefit from) provision for income taxes	$—	$(272)	$190

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities, as of December 31, 2002 and 2003, are as follows:

Deferred Tax Assets and Liabilities

(Dollars in thousands)	December 31, 2002	December 31, 2003
Deferred tax assets:
Net operating loss carryforward	$8,207	$7,761
Intangible asset differences	631	560
Miscellaneous	—	37

	8,838	8,358
Valuation allowance	(8,563)	(8,220)

Total deferred tax assets	275	138

Deferred tax liabilities:
Miscellaneous	3	—

Net deferred tax assets	$272	$138

As of December 31, 2003, the Company estimates its potentially realizable net operating loss carryforwards are approximately $20,327,000 and $16,957,000, for federal and state income tax purposes, respectively. The net operating loss carryforwards are scheduled to expire at various times from 2006 through 2023.

The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,911,000 and $850,000, respectively, as of December 31, 2003, depends on the Company’s ability to generate future taxable income. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

Cash payments for income taxes were approximately $4,000, $-0-, and $61,000 during the periods ended December 31, 2001, 2002, and 2003, respectively.

16. Related Party Transactions

Note Payable

On March 14, 2002, the former sole shareholder of Allin Consulting-California, who until this date was a shareholder of the Company, sold a note due from the Company with a principal balance of $1,000,000 and accrued interest of approximately $73,000 to another shareholder of the Company. On April 15, 2002, the purchaser sold portions of the note and accrued interest to other parties related to the Company. An entity in which another shareholder of the Company has an ownership interest purchased a $250,000 portion of the note payable and approximately $19,000 of accrued but unpaid interest. An entity in which a director and shareholder of the Company has an ownership interest purchased a $41,667 portion of the note payable and approximately $3,000 of accrued but unpaid interest. A director, executive officer and shareholder of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest. An executive officer of the Company purchased a $16,667 portion of the note payable and approximately $1,000 of accrued but unpaid interest.

Approximately $74,000 of interest expense was accrued in each of the years ended December 31, 2001, 2002 and 2003 related to this note. Interest payments related to the note of approximately $74,000 were also made in each of these years.

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

Note Receivable from Employee

A loan of $15,000 was made to a newly hired employee in December 2003. The employee is also the sole owner of Information Designs, from which Allin Consulting-Pennsylvania purchased certain assets coincident with the loan. See Note 7 – Acquisitions under the heading “Information Designs” for additional information concerning the asset purchase. A promissory note was executed, which bears interest at six percent per annum and provides for semi-monthly payments of principal and interest such that the entire principal balance of the loan will be repaid by December 15, 2008. The current and non-current portions of the note receivable of approximately $3,000 and $12,000, respectively, are included on the Company’s Consolidated Balance Sheet as of December 31, 2003.

Services and Products Sold to Related Parties

During 2001, 2002 and 2003, Allin Network provided infrastructure technology consulting services to an entity in which certain shareholders and a director and officer of the Company own interests. Fees charged for these services were approximately $19,000 for the year ended December 31, 2001 and approximately $32,000 for each of the years ended December 31, 2002 and 2003. During 2001, Allin Consulting-Pennsylvania also provided technology consulting services to this entity. Fees charged were approximately $21,000. During 2001 and 2002, Allin Network also sold computer hardware and components to this entity. Revenue from these sales was approximately $19,000 and $1,000, respectively. No products were sold to this entity by Allin Network in 2003.

During 2001, 2002 and 2003, Allin Network provided infrastructure technology consulting services to an entity in which certain shareholders of the Company have an equity interest. Fees charged for these services were approximately $26,000, $38,000 and $23,000, respectively. During 2001 and 2002, Allin Network also sold computer hardware and components to this entity. Revenue from these sales was approximately $8,000 and $1,000, respectively. No products were sold to this entity by Allin Network in 2003.

Lease Arrangement

The Company rents office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $290,000, $149,000 and $136,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The Company’s long-term lease for the office space expired on January 31, 2002. At the conclusion of the lease, the Company believed its Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy the previously utilized space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. The Company’s rent expense was reduced by approximately 51% under the new arrangement reflecting both its reduced requirements for space and current real estate market conditions. As of December 31, 2003, the minimum lease commitment for this office space is for one month’s rent.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Industry Segment Information

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

Basis for Determining Segments

The Company’s operations and management’s evaluations are primarily oriented around three solution areas meeting customer needs for interactive media and Microsoft-based technology services: Interactive Media, Technology Infrastructure and E-Business. These operations of these solution areas comprise the substantial majority of the Company’s revenue and gross profit and are closely associated with its strategic focus of providing solutions-oriented consulting and systems integration services. The reportable segments reflect aggregated solution area activity across the Company’s subsidiaries due to the similarity in nature of services, processes, types of customers and distribution methods for the solution areas.

The Company’s reported segments are the following: E-Business Consulting, Technology Infrastructure Consulting, Interactive Media Consulting, Interactive Media Systems Integration, Outsourced Services, Information System Product Sales and Other Services. On the Company’s Consolidated Statements of Operations, the first three of the segments are aggregated and captioned as Solution area consulting services while the segment Interactive Media Systems Integration corresponds with the Solution Area Integration Services caption. The Outsourced Services, Information System Product Sales and Other Services segments correspond with matching captions on the Consolidated Statements of Operations.

The seven segments are consistent with the Company’s prior presentation of segment information. However, the Company has discontinued separation of the segments into two groupings previously used, Solution Area Services and Ancillary Services & Product Sales. The Company no longer believes the groupings enhance the usefulness of the segment information. Additionally, in December 2003, the Company’s E-Business Solution Area commenced consulting services related to Microsoft’s Business Solutions technologies, which include enterprise accounting systems and customer relationship management products. In addition to providing consulting services, the Company will also actively solicit product sales for these types of software. The product sales will be included in the segment Information System Product Sales. Consequently, the Company no longer believes this segment should be presented as an ancillary activity of the Company.

Prior to June 30, 2002, the Outsourced Services segment was included in segment reporting as Legacy Technology Consulting. Until December 2001, the Company operated two interactive television systems as a result of a discontinued operating model. Information related to these operations for the year ended December 31, 2001, or as of December 31, 2001, which had been reported as the segment Interactive Television Transactional Services prior to 2002, is reflected as part of Other Services in all periods presented. During June 2001, the Company elected to discontinue the digital imaging systems integration and product sales activities of Allin Digital. Accordingly, information presented related to the Company’s revenue and gross profit excludes the discontinued operations. Information about assets related to Allin Digital’s operations is captioned Discontinued Operations-Digital Imaging.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands) Periods ended December 31	Revenue from External Customers
	2001	2002	2003
E-Business Consulting	$2,508	$2,333	$2,657
Technology Infrastructure Consulting	2,703	1,665	1,730
Interactive Media Consulting	3,612	2,568	2,640
Interactive Media Systems Integration	6,459	5,191	4,829
Outsourced Services	1,998	1,079	685
Information System Product Sales	253	409	312
Other Services	548	88	83

Consolidated Revenue from External Customers	$18,081	$13,333	$12,936

Certain of the Company’s segments performed services for related entities in other segments. All revenue recorded for these services is eliminated in consolidation. The Company does not break down revenue from services performed for related entities into further segments, as it does with revenue from external customers. Information on revenue derived from services for and product sales to related entities in other segments is as follows:

(Dollars in thousands) Periods ended December 31	Revenue from Other Segments
	2001	2002	2003
Services	$2	$1	$4
Product Sales	43	30	—

Total Revenue from Related Entities in Other Segments	$45	$31	$4

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

(Dollars in thousands) Periods ended December 31	Gross Profit
	2001	2002	2003
E-Business Consulting	$1,425	$1,308	$1,322
Technology Infrastructure Consulting	1,604	929	915
Interactive Media Consulting	2,373	1,736	2,022
Interactive Media Systems Integration	1,909	1,959	2,435
Outsourced Services	497	271	153
Information System Product Sales	91	158	143
Other Services	459	88	83

Consolidated Gross Profit	$8,358	$6,449	$7,073

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands) As of December 31	Total Assets
	2001	2002	2003
E-Business Consulting	$935	$1,277	$1,835
Technology Infrastructure Consulting	1,592	1,248	946
Interactive Media Consulting	1,158	1,200	820
Interactive Media Systems Integration	2,915	3,273	792
Outsourced Services	1,764	1,128	537
Information System Product Sales	42	107	81
Other Services	179	72	19
Corporate & Other	678	1,980	4,126
Discontinued Operations – Digital Imaging	155	17	—

Consolidated Total Assets	$9,418	$10,302	$9,156

Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands) As of December 31	Property & Equipment (net)
	2001	2002	2003
E-Business Consulting	$28	$30	$32
Technology Infrastructure Consulting	69	37	24
Interactive Media Consulting	40	12	15
Interactive Media Systems Integration	129	38	30
Outsourced Services	65	4	—
Information System Product Sales	3	1	2
Other Services	—	—	—
Corporate & Other	134	22	14
Discontinued Operations – Digital Imaging	14	4	—

Consolidated Property & Equipment (net)	$482	$148	$117

Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands) As of December 31	Property & Equipment Additions
	2001	2002	2003
E-Business Consulting	$11	$20	$27
Technology Infrastructure Consulting	12	14	18
Interactive Media Consulting	17	2	13
Interactive Media Systems Integration	27	4	24
Outsourced Services	—	—	—
Information System Product Sales	1	—	2
Other Services	—	—	—
Corporate & Other	15	3	15
Discontinued Operations – Digital Imaging	2	—	—

Consolidated Property & Equipment Additions	$85	$43	$99

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

(Dollars in thousands) Period ended December 31	Revenue from External Customers
	2001	2002	2003
Domestic Revenue:
Northeastern United States	$3,415	$2,813	$2,797
Midwestern United States	465	70	119
Southern United States	3,823	2,835	2,605
Western United States	4,076	2,494	2,254

Total Domestic Revenue	$11,779	$8,212	$7,775

International & At Sea Revenue:
Finland	$2,037	$2,237	$1,611
France	1,619	945	—
Germany	695	887	926
Italy	—	733	1,605
Other International	73	—	—
At Sea	1,878	319	1,019

Total International & At Sea Revenue	$6,302	$5,121	$5,161

Consolidated Revenue from External Customers	$18,081	$13,333	$12,936

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

(Dollars in thousands) As of December 31	Property & Equipment (net)
	2001	2002	2003
California	$154	$59	$33
Florida	148	54	46
Pennsylvania	180	35	38

Consolidated Property & Equipment (net)	$482	$148	$117

Information about Major Customers

A significant portion of the Company’s revenue for the years ended December 31, 2001, 2002 and 2003 was derived from a small number of customers of the Interactive Media Solution Area. Furthermore, all of the major customers listed below are concentrated in the cruise industry. For the years ended December 31, 2001 and 2003, two of the three customers representing greater than ten percent of the Company’s consolidated revenue are affiliates of each other. A loss of any of these customers or a significant decline in the level of services provided to any of the customers could significantly negatively impact the Company’s future results of operations and financial condition.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Period Ended December 31, 2001
4,851	27%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
2,952	16%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
2,623	15%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
Period Ended December 31, 2002
3,807	29%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
2,988	22%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
Period Ended December 31, 2003
2,880	22%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
2,424	19%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
2,369	18%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

Information about Major Supplier

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Systems Integration and Information System Product Sales segments. Historically, these materials purchases have been highly concentrated with one major supplier. During the years ended December 31, 2001, 2002 and 2003, 91%, 93% and 90%, respectively, of materials purchases for the operations of these segments were from this major supplier. The Company operates under a License and Supply Agreement with the supplier. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level.

18. Defined Contribution Plan

The Company maintains a profit-sharing plan with a 401(k) feature. The Allin Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all full time employees of the Company meeting the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, participants are eligible to contribute various percentages, up to 15%, of their compensation. The Company may make discretionary matching contributions depending on the level of Company profitability, subject to a maximum of 50% of the employee’s contribution or $1,500. The Company has not, to date, made matching contributions. The Company has incurred the administrative costs of the 401(k) Plan, approximately $11,000, $5,000 and $6,000, respectively, for the fiscal periods ended December 31, 2001, 2002 and 2003.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Subsequent Event

During February 2004, the Company awarded options to purchase 5,000 common shares under the 2000 Stock Plan. The grant price was $0.44 per share, which was the market price of the Company’s common stock on the grant date. The options to purchase common shares will vest on the first anniversary of the grant date.

20. Unaudited Quarterly Financial Information

The data for the quarterly periods ended March 31, June 30 and September 30, 2002 and 2003 reflects the data presented in the Company’s filings on Form 10-Q for those periods. Comparable data is presented for the three-month periods ended December 31, 2002 and 2003.

Dollars in thousands except per share data	Three Months Ended 2002
	March 31	June 30	September 30	December 31
Revenue	$2,817	$3,436	$3,251	$3,830
Gross Profit	1,342	1,625	1,599	1,884
(Loss) income from operations	(210)	181	209	574
(Loss) income from continuing operations	(209)	171	200	837
Income (loss) from discontinued operations	8	(12)	(11)	25
Net (loss) income	$(201)	$159	$189	$862

Net (loss) income attributable to common shareholders	$(367)	$(11)	$16	$687

Net (loss) income per common share from continuing operations – basic	$(0.05)	$0.00	$0.00	$0.10

Net income (loss) per common share from discontinued operations – basic	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share – basic	$(0.05)	$0.00	$0.00	$0.10

Net (loss) income per common share from continuing operations – diluted	$(0.05)	$0.00	$0.00	$0.06

Net income (loss) per common share from discontinued operations – diluted	$0.00	$0.00	$0.00	$0.00

Net (loss) income per common share– diluted	$(0.05)	$0.00	$0.00	$0.06

Dollars in thousands except per share data	Three Months Ended 2003
	March 31	June 30	September 30	December 31
Revenue	$3,246	$3,533	$3,008	$3,149
Gross Profit	1,736	1,897	1,685	1,755
Income (loss) from operations	242	531	240	(3)
Net income (loss)	$246	$454	$166	$(86)

Net income (loss) attributable to common shareholders	$73	$278	$(13)	$(268)

Net income (loss) per common share – basic	$0.01	$0.04	$0.00	$(0.04)

Net income (loss) per common share– diluted	$0.01	$0.03	$0.00	$(0.04)

Independent Auditors’ Report

To the Shareholders of

Allin Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The 2003 amounts on this schedule have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Malin, Bergquist & Company, LLP

Erie, Pennsylvania

February 19, 2004

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

/s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania

February 8, 2002 (except with respect to certain matters discussed in Notes 17 and 18, as to which the date is March 14, 2002)

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 2, 2003, Hill, Barth & King LLC notified the Company that it would not be able to serve as the Company’s independent accountants for the fiscal year ending December 31, 2003 because it would probably not register with the Public Company Accounting Oversight Board, a requirement for accountants serving as independent auditors for publicly owned companies. On May 29, 2003, the Company dismissed Hill, Barth & King LLC as its independent accountants and the Audit Committee of the Company’s Board of Directors approved the engagement of Malin, Bergquist & Company, LLP as independent accountants for the Company for the fiscal year ending December 31, 2003. The Company filed reports on Form 8-K on April 9, 2003, subsequently amended on Form 8-K/A on June 13, 2003, and June 3, 2003 concerning the changes in accountants.

Item 9A – Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended December 31, 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10 - Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 12, 2004.

Name	Age	Position with the Company
Richard W. Talarico	48	Chairman of the Board, Chief Executive Officer and President

Dean C. Praskach	46	Chief Financial Officer, Treasurer and Secretary

Brian K. Blair(1)	41	Director

Anthony L. Bucci(2)	55	Director

William C. Kavan(2)	53	Director

James S. Kelly, Jr.(1)	53	Director

Anthony C. Vickers	54	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996 and was appointed President of the Company in May 2002. He has also served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996. Mr. Talarico has served as an officer and director of the Company’s other subsidiaries since their inception or acquisition by the Company. Mr. Talarico is a director and officer of The Hawthorne Group (“THG”), where he has been involved in numerous business ventures and has served in various financial and operating capacities since 1991. THG is a private investment and management company which invests through affiliates primarily in media and communications companies.

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

William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994. Mr. Kavan has also served as a director of certain of the Company’s other subsidiaries since their inception or acquisition by the Company. From 1984 to 1999, Mr. Kavan served as president of Berkely-Arm, Inc. (“Berkely”), the largest provider of revenue-generating passenger insurance programs for the cruise industry. Berkely has served various cruise line clients, including Carnival, Royal Caribbean, Princess and Norwegian. Mr. Kavan currently serves as a director of ten privately held businesses in diverse industries including restaurants, cleaning, digital photography, consumer products and insurance.

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

Anthony C. Vickers became a Director of the Company in November 1999. Mr. Vickers founded IT Services Development (“ITSD”) in 1998 and has served as principal of ITSD since its inception. ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys. Mr. Vickers also currently serves as a director of Cotelligent, Inc. (since January 2004) and a member of advisory boards for several entities, including the University of Southern California Integrated Media Systems Center (since November 1998), Blue Crane, Inc. (since November 2001) and MAKE Corp. (since January 2002). Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its Chief Executive Officer and President until November 1995 and as a director until March 1998. Mr. Vickers served as a director of PC Tutor Corporation, which provided computer training services to small and medium-sized businesses from 1998 to 2000. Mr. Vickers also served as a director of Computer Technology Associates, a provider of information technology services and E-government solutions to the federal and state governments, from January to October 2000, and as a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling, from August 1999 to August 2003.

There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Audit Committee Financial Expert

In February 2004, the Company’s Board of Directors determined that James S. Kelly, Jr. is an “audit committee financial expert” and is “independent,” as each such term is defined under applicable Securities and Exchange Commission (“SEC”) and Nasdaq rules. Because Mr. Kelly owns 22.4% of the outstanding common stock of the Company, he does not fall within the safe harbor position set forth under Rule 10A-3(e)(ii)(A) promulgated by the SEC under the Securities

Exchange Act of 1934, as amended. This safe harbor position provides that a person holding 10% or less of a class of voting equity securities of an issuer will not be deemed to be an affiliate of such issuer but does not create a presumption that a person exceeding such ownership percentage is an affiliate. Under SEC rules, an audit committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and any person who beneficially owns more than ten percent of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of the copies of such reports and written representations that no other reports were required during or with respect to the year ended December 31, 2003, all such Section 16(a) filing requirements were timely met.

Code of Ethics

In February 2004, the Company’s Board of Directors adopted a code of ethics, the Allin Corporation Business Conduct Guidelines (the “Allin BCG”), applicable to all of the Company’s employees, including its principal executive, financial and accounting officers. The Allin BCG is filed as Exhibit 14 to this Report on Form 10-K.

In the event that the Company makes any amendment to, or grants any waiver of, a provision of the Allin BCG that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on its internet website, www.allin.com.

Item 11 - Executive Compensation

Summary Compensation Table

The following table sets forth information concerning 2001, 2002 and 2003 compensation of the Chief Executive Officer and the other executive officer of the Company (collectively the “Named Executives”).

		Annual Compensation				Long Term Compensation (2)
Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Securities Underlying Options/SARS (#)
Richard W. Talarico Chief Executive Officer and President	2003 2002 2001	$ $ $	175,000 175,000 175,000	$ $ $	80,000 50,000 50,000	— — 75,000
Dean C. Praskach Chief Financial Officer, Treasurer and Secretary	2003 2002 2001	$ $ $	145,000 145,000 145,000	$ $ $	40,000 50,000 25,000	— — 30,000

(1)	Bonuses were earned in the year indicated, but paid in the subsequent year.
(2)	In connection with their employment agreements, the Board of Directors granted Mr. Talarico and Mr. Praskach stock appreciation rights related to options to purchase an aggregate of 281,000 and 103,000 shares of common stock, respectively, which were granted prior to February 13, 2001. In 2003, 21,000 and 5,000 of the stock appreciation rights granted to Messrs. Talarico and Praskach, respectively, terminated due to the expiration of the related options to purchase common stock. The stock appreciation rights granted to Mr. Talarico were pursuant to the terms of an employment agreement between Mr. Talarico and the Company entered into in January 2002. The term of the employment agreement was made retroactive to January 1, 2001 and, accordingly, for compensation purposes, the Company deems the stock appreciation rights to have been granted in 2001. During 2001, the employment agreement between the Company and

Mr. Praskach was amended such that stock appreciation rights were granted. Such rights for each Named Executive will become effective in the event of termination of their employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, as defined in their respective employment agreements. For more information about the terms of the stock appreciation rights held by the Named Executives, see the discussion under Employment Agreements below.

Employment Agreements

On February 5, 2004, an amendment to the employment agreement between the Company and Mr. Talarico, which was effective as of January 1, 2001 and lapsed as of December 31, 2003, was entered into such that the term of the agreement was extended through December 31, 2006, effective as of January 1, 2004. The annual salary as set forth in the employment agreement is $175,000, subject to permitted annual merit increases.

During the term of the employment agreement, Mr. Talarico is eligible to earn annual bonuses in accordance with annual bonus programs established for the Company by the Compensation Committee and approved by the Board of Directors. The payment of any annual bonus under any such program will be contingent upon the achievement of certain corporate and/or personal performance goals. The performance goals are approved by the Board of Directors and are designed to enhance stockholder value. To be eligible for a bonus for a particular year, Mr. Talarico must be employed by the Company on the last day of the calendar year for which the bonus is earned unless cessation of employment is due to death, disability (as defined in the agreement) or a change in control of the Company, or unless Mr. Talarico attained the performance goals for that year prior to year end. In the event of death or disability, a pro-rated portion of any bonus due will be awarded based on the performance of the Company annualized as of the date of cessation of employment. In the event of a change in control of the Company, Mr. Talarico will receive a single sum payment of $225,000, except that in the event the Company sells a significant portion, but not all, of its assets, Mr. Talarico will receive a portion of such sum as determined by the Board of Directors. A change in control is defined in the employment agreement as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. The Board of Directors awarded a discretionary bonus of $80,000 to Mr. Talarico in respect of 2003 based on the bonus program established for 2003. The bonus awarded for 2003 was paid in March 2004.

The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

The employment agreement provides that Mr. Talarico will be eligible to participate in the Company’s various stock plans. The employment agreement with Mr. Talarico does not, however, specify any minimum number of options to be awarded during the term of the agreement. Options granted to Mr. Talarico prior to February 13, 2001 vested on May 15, 2001. No options were awarded to Mr. Talarico in 2003 or subsequently.

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

In June 2000, the Company entered into an employment agreement with Mr. Praskach, the term of which commenced June 23, 2000 and will continue through June 23, 2005. The Company and Mr. Praskach amended the employment agreement on February 13, 2001. Mr. Praskach’s current annual salary is $145,000. The employment agreement permits annual merit increases to salary. Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors. A discretionary bonus of $40,000 in respect of 2003 was awarded to Mr. Praskach and was paid in March 2004.

The employment agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company’s stock plans. The employment agreement with Mr. Praskach does not, however, specify any minimum number of options to be awarded during the term of the agreement. No options were awarded to Mr. Praskach in 2003 or subsequently. Options granted to date to Mr. Praskach will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award. Pursuant to the amendment to the employment agreement, options to acquire shares of common stock granted to Mr. Praskach under the Company’s Stock Plans prior to February 13, 2001 will, if not already vested, vest on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

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

Stock Plans

In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997, the Board of Directors adopted the 1997 Stock Plan, which was approved by the Company’s stockholders in May 1997. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company’s stockholders in December 1998. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1998 Plan, if any. In February 2000, the Board of Directors adopted the 2000 Stock Plan, which was approved by the Company’s stockholders in May 2000. The 2000 Stock Plan does not currently permit reissuance of forfeited or expired option grants. All of the plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions for eligibility such as the completion of a period of employment with the Company following an award. The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

The number of shares originally designated for award under the Company’s 1996, 1997, 1998 and 2000 stock plans are 266,000, 300,000, 375,000 and 295,000, respectively. As of December 31, 2003, 18,501 shares of the Company’s common stock, which were originally issued as restricted shares under the 1996 Stock Plan, and 123,500, 222,850, 238,800 and 166,000 options to purchase common shares under the 1996, 1997, 1998 and 2000 stock plans, respectively, were outstanding. As of December 31, 2003, 123,999, 77,150, 136,200 and 17,250 shares remained available for future grants under the 1996, 1997, 1998 and 2000 Stock Plans, respectively. As of December 31, 2003, 111,750 stock options issued under the 2000 Stock Plan were forfeited and are not currently eligible for reissuance.

Option and Stock Appreciation Right Grants in Last Fiscal Year

During 2003, there were no grants of stock options or stock appreciation rights to the Named Executives.

Fiscal Year End Option and Related Stock Appreciation Right Values

The following table and its notes provide information concerning stock options and related stock appreciation rights held by the Named Executives at December 31, 2003. No options or related stock appreciation rights were exercised in 2003.

	Number of Securities Underlying Unexercised Options/SARS at Fiscal Year End (#) (1)		Value of Unexercised In-the-Money Options/SARS at Fiscal Year End ($) (1) (2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard W. Talarico	260,000	—	—	—
Dean C. Praskach	71,750	26,250	—	—

(1)	Based on the December 31, 2003 bid price per share of common stock of $0.38, as quoted on the OTC Bulletin Board, and the various option exercise prices per share, none of the options were in-the-money at December 31, 2003. The various exercise prices and expiration dates with respect to the stock options held by the Named Executives are as follows:

Name	Options (#)	Exercise Price	Expiration Date
Richard W. Talarico	100,000	$4.50	6/1/05
	60,000	$3.25	3/1/06
	15,000	$4.50	1/3/07
	10,000	$1.91	8/8/07
	75,000	$1.25	1/5/08

Name	Options (#)	Exercise Price	Expiration Date
Dean C. Praskach	2,000	$7.50	11/3/04
	7,500	$4.50	11/3/04
	23,500	$4.38	6/25/05
	18,750	$3.25	3/8/06
	10,000	$4.81	11/11/06
	6,250	$4.00	2/16/07
	30,000	$1.25	1/5/08
(2)	Messrs. Talarico and Praskach were granted certain stock appreciation rights related to the options included in the table in footnote (1) above. The stock appreciation rights will only become effective upon conversion of the options. There is uncertainty as to whether the events that could result in conversion of the Named Executives’ options into stock appreciation rights, as described under Employment Agreements above, will occur at all or when they may occur. Accordingly, none of the stock appreciation rights were exercisable as of December 31, 2003. Due to these factors, no present values can be determined for stock appreciation rights separate from those estimated for the associated options. Since the exercise prices of the stock appreciation rights are identical to the exercise prices of the associated options, none of the stock appreciation rights were in-the-money at December 31, 2003.

Long-Term Incentive and Defined Benefit Plans

The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

At the commencement of each year of service, each non-employee director is entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant. The option grant will vest on the first anniversary of the date of the grant if the individual is serving as a director on that date. On January 6, 2003, Messrs. Bucci, Kavan, Kelly and Vickers each received a grant to acquire 5,000 shares of common stock at the exercise price of $0.20 per share. On February 19, 2003, Mr. Blair received a grant to acquire 5,000 shares of common stock at the exercise price of $0.23 per share. On September 9, 2003, Messrs. Bucci and Kelly each received a grant to acquire 5,000 shares of common stock at the exercise price of $0.31 per share. On November 19, 2003, Messrs. Kavan and Vickers each received a grant to acquire 5,000 shares of common stock at the exercise price of $0.44 per share. On February 5, 2004, Mr. Blair received a grant to acquire 5,000 shares of common stock at the exercise price of $0.44 per share.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of two non-employee directors, William C. Kavan and Anthony L. Bucci.

Throughout 2003, the Company had an outstanding note payable, with interest fixed at 7% per annum, in the principal amount of $1,000,000 related to the Company’s 1996 acquisition of Allin Consulting-California. Various interests in the note are held by beneficial holders of greater than five percent of the Company’s common stock, directors and executive officers and entities related to these parties. (1) Henry Posner, Jr. a beneficial holder of greater than five percent of the Company’s common stock, (2) Rosetta Capital Partners LP (“Rosetta”), an entity in which Thomas D. Wright, another beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest, (3) Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan, a non-employee director and beneficial holder of greater than five percent of the Company’s common stock and a member of the Compensation Committee, has an ownership interest, (4) Mr. Talarico, a director, executive officer and beneficial holder of greater than five percent of the Company’s common stock and (5) Mr. Praskach, an executive officer of the Company, respectively, own $675,000, $250,000, $41,667, $16,667 and $16,667 portions of the note payable. Interest expense related to this note was approximately $74,000 for the year ended December 31, 2003. On March 14, 2002, Mr. Posner purchased the note and all of the Company’s outstanding Series F Convertible Redeemable Preferred Stock, and related accrued interest and dividends, from Les D. Kent, the former sole shareholder of Allin Consulting-California, who was then a beneficial holder of greater than five percent of the Company’s common stock. On April 15, 2002, Mr. Posner sold portions of the purchased note and Series F preferred stock to the parties related to the Company as described above. Mr. Posner, Rosetta, Churchill, Mr. Talarico and Mr. Praskach own 675, 250, 41.67, 16.67 and 16.67 shares, respectively, of the Company’s Series F preferred stock. See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

On December 29, 2000, Mr. Kavan, Mr. Talarico, Henry Posner, Jr. and Thomas D. Wright, who each beneficially owns greater than five percent of the Company’s common stock, and Dean C. Praskach, an executive officer of the Company, purchased 10, 10, 113, 10 and 2 shares, respectively, of the Company’s Series G Convertible Redeemable Preferred Stock at a purchase price of $10,000 per Series G preferred share. In conjunction with the purchase of the Series G shares, Messrs. Kavan, Talarico, Posner, Wright and Praskach also received warrants to purchase 57,142, 57,142, 645,710, 57,142 and 11,428 shares, respectively, of the Company’s common stock at $1.75 per common share. See Item 7- Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 3 – Preferred Stock and Note 4 – Warrants for Common Stock included herein under Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data for additional information concerning the Series G preferred stock and related warrants. If the Company does issue any shares of common stock upon conversion of the Series G preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Kavan, Talarico, Posner, Wright and Praskach, will have certain rights to require the Company to register the shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table presents certain information as of March 15, 2004 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock and/or Series G preferred stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Henry Posner, Jr. 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	5,619,709	(3)	50.2%	113	75.3%
James S. Kelly, Jr. 2406 Oak Hurst Court Murrysville, PA 15668	1,567,816	(4)	22.4%	—	—
Emanuel J. Friedman 1001 19th Street North Arlington, VA 22209	1,254,677	(5)	18.0%	—	—
Friedman, Billings, Ramsey Group, Inc. and FBR Investment Management, Inc. 1001 19th Street North Arlington, VA 22209	1,159,677	(6)	16.6%	—	—
Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	706,237	(7)	9.3%	10	6.7%
Thomas D. Wright 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	537,532	(8)	7.2%	10	6.7%
William C. Kavan 117 Brixton Road Garden City, NY 11530	498,739	(9)	6.8%	10	6.7%

(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)	The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2004, and that no other stockholder so converts. Each share of Series F Convertible Redeemable Preferred Stock may currently be converted into 508 shares of common stock. Each share of Series G Convertible

Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of any series of preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. However, the aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of any series of preferred stock does reflect the cumulation of fractional shares, but excludes any remaining fractional share. Warrants issued in December 2000 in connection with the issuance of the Series G preferred stock may be exercised to purchase common stock at $1.75 per common share. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities.

(3)	Includes 1,301,087 shares of common stock held by Mr. Posner and 101,000 shares held in a trust and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner’s wife and 2,000 shares held by trusts of which Mr. Posner’s wife is a trustee. Includes 645,714 shares of common stock which may be acquired by exercise of warrants. Mr. Posner owns 675 shares of Series F Convertible Redeemable Preferred Stock. The table includes 343,337 shares of common stock that may be acquired upon conversion of the Series F preferred stock. Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock. The table includes 3,228,571 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(4)	Includes 1,542,816 shares of common stock held by Mr. Kelly and 25,000 shares of common stock which may be acquired by exercise of options.
(5)	As reported on Schedule 13D/A filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2003, Mr. Friedman shares voting and dispositive power with respect to all of these shares. Mr. Friedman may be deemed to indirectly beneficially own and share voting and dispositive power with respect to 1,159,677 shares directly owned by FBR Investment Management, Inc. (“FBRIM”), an indirect, wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. (“FBRG”), by virtue of his control position as Co-Chairman and Co-Chief Executive Officer of FBRG. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13D/A.
(6)	As reported on Schedule 13D/A filed with the SEC on December 9, 2003, FBRG and FBRIM have shared voting and dispositive power with respect to the shares indicated. FBRG may be deemed to beneficially own the shares directly owned by FBRIM, an indirect wholly-owned subsidiary of FBRG. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13D/A.
(7)	Includes 90,903 shares of common stock held by Mr. Talarico. Includes 4,000 shares of common stock held by Mr. Talarico’s son who shares the same household. Includes 260,000 shares of common stock which may be acquired by exercise of options. Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 16.66 shares of Series F preferred stock. The table includes 8,477 shares of common stock that may be acquired upon conversion of the Series F preferred stock. Mr. Talarico owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(8)	Includes 14,181 shares of common stock held by Mr. Wright and 53,333 shares held by Rosetta Capital Partners LP (“Rosetta”), an entity of which Mr. Wright is a partner. Does not include 174,000 shares held by Mr. Wright’s spouse, 5,000 shares in her own name and 169,000 shares as trustee for various trusts. Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Rosetta owns 250 shares of Series F preferred stock. The number of shares includes 127,161 shares of common stock that may be acquired upon conversion of the Series F preferred stock. Mr. Wright owns 10 shares of Series G preferred stock. The number of shares includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(9)	Includes 90,800 shares of common stock held by Mr. Kavan and 8,889 shares held by Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan holds an ownership interest. Includes 35,000 shares of common stock which may be acquired by exercise of options and 57,143 shares of common stock which may be acquired by exercise of warrants. Churchill owns 41.67 shares of Series F preferred stock. The table includes 21,193 shares of common stock that may be acquired upon conversion of the Series F preferred stock. Mr. Kavan owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.

Security Ownership of Management

The following table presents certain information as of March 15, 2004 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Each Named Executive and certain directors also beneficially own shares of one or more series of non-voting preferred stock of the Company. Information as to such ownership is given in the notes to the table. Except as indicated, the persons named have sole voting and investment power with respect to all shares indicated as being beneficially owned by them. All percentages are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	706,237	(3)	9.3%	10	6.7%
Dean C. Praskach 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	163,354	(4)	2.3%	2	1.3%
Brian K. Blair 2498 Monterey Court Weston, FL 33327	169,570		2.4%	—	—
Anthony L. Bucci 4 Station Square Suite 500 Pittsburgh, PA 15219	28,500		*	—	—
William C. Kavan 117 Brixton Road Garden City, NY 11530	498,739	(5)	6.8%	10	6.7%
James S. Kelly, Jr. 2406 Oak Hurst Court Murrysville, PA 15668	1,567,816		22.4%	—	—
Anthony C. Vickers 1336 Via Romero Palos Verdes Estates, CA 90274	20,000		*	—	—
All directors and executive officers, as a group (7 persons) (6)	3,154,216		38.3%	22	14.7%

*	Less than one percent
(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)	The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2004, and that no other stockholder so converts. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 15, 2004 had been exercised as follows: Mr. Talarico – 260,000 shares; Mr. Praskach – 82,750 shares, Mr. Kavan – 35,000 shares; Messrs. Blair, Bucci and Kelly – 25,000 shares each; Mr. Vickers – 20,000 shares, and all directors and executive officers as a group – 472,750 shares. The number of shares of the Company’s outstanding common stock held directly by directors and executive officers is as follows: Mr. Talarico – 90,903 shares, Mr. Praskach – 3,555 shares, Mr. Blair – 144,570 shares, Mr. Bucci – 3,500 shares, Mr. Kavan – 90,800 shares and Mr. Kelly – 1,542,816 shares. Each share of Series F Convertible Redeemable Preferred Stock may currently be converted into 508 shares of common stock. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of any series of preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. The aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of any series of preferred stock does reflect the cumulation of fractional shares, but excludes any remaining fractional share. Warrants issued in December 2000 in connection with the issuance of the Series G preferred stock may be exercised to purchase common stock at $1.75 per common share. Shares of Series C Redeemable Preferred Stock and Series D Convertible Redeemable Preferred Stock are not convertible into shares of common stock. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities other than options for which information is given above in this footnote.

(3)	Includes 4,000 shares of common stock held by Mr. Talarico’s son who shares the same household. Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 16.67 shares of Series F preferred stock, representing 1.7% of the Series F preferred stock outstanding. The table includes 8,477 shares of common stock that may be acquired upon conversion of the Series F preferred stock. Mr. Talarico owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Talarico also owns 588 shares of Series C preferred stock, representing 2.4% of the Series C preferred stock outstanding, and 300 shares of Series D preferred stock, representing 10.9% of the Series D preferred stock outstanding.
(4)	Includes 11,429 shares of common stock which may be acquired by exercise of warrants. Mr. Praskach owns 16.67 shares of Series F preferred stock, representing 1.7% of the Series F preferred stock outstanding. The table includes 8,477 shares of common stock that may be acquired upon conversion of the Series F preferred stock. Mr. Praskach owns 2 shares of Series G preferred stock, representing 1.3% of the Series G preferred stock outstanding. The table includes 57,143 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(5)	Includes 8,889 shares held by Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan holds an ownership interest. Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Churchill owns 41.67 shares of Series F preferred stock, representing 4.2% of the Series F preferred stock outstanding. The table includes 21,193 shares of common stock that may be acquired upon conversion of the Series F preferred stock. Mr. Kavan owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Kavan also owns 12,000 shares of Series C preferred stock, representing 48.0% of the Series C preferred stock outstanding, and 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding.
(6)	In addition to the shares of common stock and Series G preferred stock shown in the table, all directors and officers as a group own 12,588 shares of Series C preferred stock, representing 50.4% of the Series C preferred stock outstanding, 1,050 shares of Series D preferred stock, representing 38.2% of the Series D preferred stock outstanding, and 75 shares of Series F preferred stock, representing 7.5% of the Series F preferred stock outstanding.,

Equity Compensation Plan Information as of December 31, 2003

The Company has four equity compensation plans in place under which options to purchase an aggregate 751,150 shares of the Company’s common stock were outstanding as of December 31, 2003. The Company’s 1996 Stock Plan was approved by the Company’s Board of Directors on October 25, 1996, prior to the initial public offering of the Company’s common stock on November 6, 1996. In 1997, 1998 and 2000, the Company’s Board of Directors and stockholders approved the 1997, 1998 and 2000 Stock Plans, respectively. Each of the plans provides for the issuance of stock options, stock appreciation rights, restricted stock and restricted units to the Company’s officers, employees, non-employee directors, consultants and advisors. Among the Company’s outstanding common shares are 18,501 shares originally issued in 1996 under the 1996 Stock Plan as restricted stock. The restrictions on such shares lapsed in 1999. All other grants to date under the plans have been in the form of stock options. See Note 5 – Stock Based Compensation and Restricted Stock Award in the Notes to Consolidated Financial Statements contained in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the Company’s stock plans, including descriptions of the material features of the plans.

The following table sets forth information, as of December 31, 2003, regarding the Company’s existing compensation plans pursuant to which the Company’s common stock is authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	627,650	$2.97	230,600

Equity Compensation Plans Not Approved by Security Holders	123,500	$3.63	123,999

Total	751,150	$4.32	354,599

Pursuant to their employment agreements with the Company, the Company’s principal executive officers hold certain stock appreciation rights related to 358,000 of the Company’s outstanding stock options which are held by them and included in the table above. These rights have not been approved by the Company’s stockholders. See Part III, Item 11 – Executive Compensation for information concerning these rights.

Item 13 - Certain Relationships and Related Transactions

Lease

The Company rents office space for its Pittsburgh operations on a month-to-month basis from Executive Office Associates (“EOA”). Henry Posner, Jr., a beneficial holder of greater than five percent of the Company’s common stock, and two of Mr. Posner’s sons and his spouse each own an indirect equity interest in EOA. The present arrangement has been in effect since a five-year lease for the office space expired January 31, 2002. At the conclusion of the lease, management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy its present space until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to smaller space within the same building more commensurate with its needs, or if such space is not available, space in another building. Aggregate rental payments under the current arrangement were approximately $136,000 for the year ended December 31, 2003. Management believes rental payments under the current arrangement are on terms as favorable to the Company as could have been obtained from an unrelated party and reflect real estate market conditions as of early 2002, when the current arrangement was made. Management believes the new arrangement benefits both parties. The Company has benefited from a rent reduction as compared to rental payments under the long-term lease, while deferring the cost and inconvenience of moving. EOA has deferred the costs associated with buildout of new space for the Company.

Services and Products Provided to Related Parties

During the fiscal year ended December 31, 2003, Allin Network provided computer network consulting services to The Hawthorne Group, Inc. (“Hawthorne”). Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company’s common stock, is an officer and director of Hawthorne. Mr. Posner, two of Mr. Posner’s sons, and Thomas D. Wright, a beneficial holder of greater than five percent of the Company’s common stock, are shareholders of Hawthorne. Fees charged Hawthorne were approximately $32,000 for the fiscal year ended December 31, 2003. The Company believes its fees are on terms substantially similar to those offered to unrelated parties.

During the fiscal year ended December 31, 2003, Allin Network provided computer network consulting services to Business Records Management, Inc. (“BRM”). Mr. Wright is a shareholder of BRM. Fees charged BRM were approximately $23,000 for the fiscal year ended December 31, 2003. The Company believes its fees are on terms substantially similar to those offered to unrelated parties.

See Compensation Committee Interlocks and Insider Participation under Item 11 – Executive Compensation - and Note 16 – Related Party Transactions - included in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data for additional information on transactions with related parties.

Item 14 – Principal Accountant Fees and Services

On May 29, 2003, the Audit Committee of the Company’s Board of Directors approved the engagement of Malin, Bergquist & Company, LLP (“MB & Co.”) as independent auditors for the Company for the fiscal year ending December 31, 2003. Hill, Barth & King LLC (“HBK”) served as the Company’s independent auditors from April 4, 2002 until its dismissal by the Company on May 29, 2003. Arthur Andersen LLP (“Andersen”) previously served as the Company’s independent auditors until its dismissal by the Company on March 29, 2002.

Audit Fees

Aggregate audit fees billed by the Company’s independent auditors were $39,950 and $73,250 for the years ended December 31, 2003 and 2002, respectively. During the fiscal year ended December 31, 2003, MB & Co. progress billed the Company $11,000 for audit services for the 2003 fiscal year, review services for the second and third fiscal quarters of 2003 and review of related regulatory filings. MB & Co.’s proposed aggregate fees for audit services for the 2003 fiscal year, 2003 quarterly review services and review of related regulatory filings are $50,000, with the portion unbilled as of December 31, 2003 expected to be billed in 2004. During the year ended December 31, 2003, HBK billed the Company $28,950 for audit services related to the 2002 fiscal year, review services for the first fiscal quarter of 2003 and review of related regulatory filings. During the fiscal year ended December 31, 2002, HBK billed the Company $31,250 for audit services for the 2002 fiscal year, review services for the first, second and third fiscal quarters of 2002 and review of related regulatory filings and Andersen billed the Company $42,000 for audit services related to the 2001 fiscal year and review of related regulatory filings.

Audit-Related Fees

Aggregate audit-related fees billed by the Company’s independent auditors were $9,729 and $6,500 for the years ended December 31, 2003 and 2002, respectively. During the fiscal year ended December 31, 2003, MB & Co. billed the Company $9,729 for audit-related services including $5,000 for audit services for the Company’s defined contribution retirement plan for the 2002 plan year and $4,729 for review of correspondence between the SEC and the Company. During the fiscal year ended December 31, 2002, HBK billed the Company $6,500 for audit services for the Company’s defined contribution retirement plan for the 2001 plan year

Tax Fees

Aggregate tax fees billed by the Company’s independent auditors were $23,135 and $24,500 for the years ended December 31, 2003 and 2002, respectively. During the fiscal year ended December 31, 2003, MB & Co. billed the Company $21,475 for tax services including tax compliance for the 2002 fiscal year, amendment of federal income tax returns for prior years and federal and state tax planning and HBK billed the Company $1,660 for tax services related to the Company’s successful appeal of a Pennsylvania capital stock tax assessment. During the fiscal year ended December 31, 2002, HBK billed the Company $7,500 for tax services for tax compliance for the 2001 fiscal year and Andersen billed the Company $17,000 for tax services, including tax compliance for the 2001 fiscal year, tax planning for the 2002 fiscal year and for assistance with the Company’s successful appeal of a federal income tax assessment.

All Other Fees

Aggregate other fees billed by the Company’s independent auditors were $3,900 for the year ended December 31, 2002. During the fiscal year ended December 31, 2002, HBK billed the Company $3,900 for other services including consulting regarding accounting requirements for stock options, merger of subsidiaries and withdrawals of operating authority from certain states. In addition to the fees reported in this paragraph, HBK billed the Company $475 in 2003 for assistance provided to MB & Co. with audit and tax workpaper review following HBK’s dismissal as the Company’s independent accountants.

Audit Committee Policies and Procedures

The policy of the Company’s Audit Committee is to pre-approve audit, audit-related, tax and other permissible services to be performed by the Company’s principal accountant. The need for pre-approval of any services to be performed by the principal accountant is considered in setting the agendas for Audit Committee meetings, and review and approval of proposed fees is undertaken at the Audit Committee meetings as needed. If the principal accountant proposes time-based fees for any services, the Audit Committee will set a not-to-exceed limitation for fees, with subsequent pre-approval required for any additional fees. In cases where pre-approval of services is necessary prior to the next scheduled Audit Committee meeting, approval will be determined by communication with Audit Committee members and documented through written consents in lieu of meetings.

The Audit Committee’s pre-approval policy was implemented as of May 6, 2003, as required by applicable regulations. All engagements of the independent accountant to perform audit and non-audit services since that date have been approved by the Audit Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

Part IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements - See Part II, Item 8 hereof on page 52.

The financial statements include the following:

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page Sch. II-A.

The auditors’ report of Malin, Bergquist & Company, LLP with respect to the Financial Statement Schedule information for the year ended December 31, 2003 is included with their report on the Company’s financial statements located at page 89. The auditors’ report of Hill, Barth & King LLC with respect to the Financial Statement Schedule information for the year ended December 31, 2002 has been reissued and is located at page Sch. II-B. The auditors’ report of Arthur Andersen LLP with respect to the Financial Statement Schedule information for the year ended December 31, 2001 has been reprinted and is located at page Sch. II-C. The report of Arthur Andersen LLP is a copy of the report included with the Company’s Report on Form 10-K for the year ended December 31, 2001, and the inclusion of the copy does not constitute reissuance of the report.

3. Exhibits

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(ii)(a)	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit (1)
4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.5	Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.6	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

4.7	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.8	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.9	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

4.10	Letter Agreement dated as of May 28, 2003 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

4.11	Change in Terms Agreement dated as of June 30, 2003 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.1*	1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3*	1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.4	Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation’s Report on Form 8-K as of August 13, 1998)

10.5	Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation’s Report on Form 10-Q for the period ended September 30, 1998)

10.6*	2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

Exhibit Number	Description of Exhibit (1)
10.7*	Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8	Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.9*	Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.12	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14*	Employment Agreement dated January 10, 2002 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.16	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.18	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

10.19	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

Exhibit Number	Description of Exhibit (1)
10.20*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Registrant and Richard W. Talarico

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

(b)	Reports on Form 8-K

On November 7, 2003, Allin Corporation furnished to the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – November 5, 2003) to which a copy of the Company’s Press Release of November 5, 2003 announcing financial results for the fiscal quarter ended September 30, 2003 was attached as an exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2004

ALLIN CORPORATION

By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Richard W. Talarico Richard W. Talarico	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ Dean C. Praskach Dean C. Praskach	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ Brian K. Blair Brian K. Blair	Director	March 26, 2004

/s/ Anthony L. Bucci Anthony L. Bucci	Director	March 26, 2004

/s/ William C. Kavan William C. Kavan	Director	March 26, 2004

/s/ James S. Kelly, Jr. James S. Kelly, Jr.	Director	March 26, 2004

/s/ Anthony C. Vickers Anthony C. Vickers	Director	March 26, 2004

Schedule II

ALLIN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)	Balance at Beginning of Period	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Period
Valuation allowance on deferred tax asset	8,769	—	—	135	$8,634
Allowance for doubtful accounts receivable	116	93	—	85	124
Severance accrual for employee terminations	—	132	—	122	10

Year ended December 31, 2001	$8,885	$225	$—	$342	$8,768

Valuation allowance on deferred tax asset	8,634	—	—	71	$8,563
Allowance for doubtful accounts receivable	124	8	6	90	48
Severance accrual for employee terminations	10	—	—	10	—

Year ended December 31, 2002	$8,768	$8	$6	$171	$8,611

Valuation allowance on deferred tax asset	$8,563	—	—	343	$8,220
Allowance for doubtful accounts receivable	48	—	—	—	48

Year ended December 31, 2003	$8,611	$—	$—	$343	$8,268

Schedule II-A

1

Schedule II-B

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

2

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

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,

February 8, 2002

Schedule II-C

3

Exhibit Index

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(ii)(a)	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

1

Exhibit Number	Description of Exhibit (1)
4.5	Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.6	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

4.7	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.8	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.9	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

4.10	Letter Agreement dated as of May 28, 2003 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

4.11	Change in Terms Agreement dated as of June 30, 2003 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.1*	1996 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3*	1998 Stock Plan of the Registrant (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.4	Stock Purchase Agreement dated August 13, 1998 among the Registrant, KCS Computer Services, Inc. and the stockholders of KCS Computer Services, Inc. (incorporated by reference to Exhibit 2.1 to Allin Communications Corporation’s Report on Form 8-K as of August 13, 1998)

10.5	Amendment to Agreement and Plan of Merger dated as of November 6, 1998 by and between the Registrant, Kent Consulting Group, Inc. and Les Kent (incorporated by reference to Exhibit 2.3 to Allin Communications Corporation’s Report on Form 10-Q for the period ended September 30, 1998)

10.6*	2000 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

2

Exhibit Number	Description of Exhibit
10.8	Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.9*	Amendment to Employment Agreement dated February 13, 2001 by and between the Registrant and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.12	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14*	Employment Agreement dated January 10, 2002 by and between the Registrant and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.16	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.18	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

10.19	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment)

10.20*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Registrant and Richard W. Talarico

11	Computation of Earnings Per Share

3

Exhibit Number	Description of Exhibit
14	Allin Business Conduct Guidelines dated as of January 2004

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

4