Form 10-Q
period 2004-03-31
ALLIN CORP
filed 2004-05-13
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

As of April 30, 2004

Common Stock, 6,967,339 Shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “will,” “seek” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	March 31, 2004
	(See Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,580	$4,327
Accounts receivable, net of allowance for doubtful accounts of $48	1,927	1,821
Unbilled receivable	175	340
Current portion of note receivable from employee	3	3
Inventory	68	92
Prepaid expenses	205	173
Costs and estimated gross margins in excess of billings	115	114
Deferred income tax asset	138	138

Total current assets	7,211	7,008
Property and equipment, at cost:
Leasehold improvements	478	458
Furniture and equipment	1,338	1,331

	1,816	1,789
Less—accumulated depreciation	(1,699)	(1,656)

	117	133
Other assets:
Non-current portion of note receivable from employee	12	11
Goodwill, net of accumulated amortization of $3,742	790	790
Customer list, net of accumulated amortization of $854 and $880	1,026	1,001

Total assets	$9,156	$8,943

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	March 31, 2004
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$979	$781
Accrued liabilities:
Compensation and payroll taxes	314	177
Current portion of dividends on preferred stock	76	75
Other	298	349
Billings in excess of costs and estimated gross margins	598	576
Deferred revenue	30	29

Total current liabilities	2,295	1,987
Non-current portion of dividends on preferred stock	2,026	2,116
Note payable	1,000	1,000

Total liabilities	5,321	5,103
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,054	1,058
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	40,206	40,025
Warrants	419	419
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(43,539)	(43,357)

Total shareholders’ equity	3,835	3,840

Total liabilities and shareholders’ equity	$9,156	$8,943

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Revenue:
Solution area consulting services	$1,775	$2,173
Solution area integration services	1,214	903
Outsourced services	183	162
Information system product sales	52	98
Other services	22	8

Total revenue	3,246	3,344
Cost of sales:
Solution area consulting services	690	932
Solution area integration services	644	423
Outsourced services	144	129
Information system product sales	32	61
Other services	—	—

Total cost of sales	1,510	1,545
Gross profit:
Solution area consulting services	1,085	1,241
Solution area integration services	570	480
Outsourced services	39	33
Information system product sales	20	37
Other services	22	8

Total gross profit	1,736	1,799
Selling, general & administrative expenses:
Depreciation and amortization	74	46
Loss (gain) on impairment or disposal of assets	27	(9)
Other selling, general & administrative expenses	1,393	1,568

Total selling, general & administrative expenses	1,494	1,605

Income from operations	242	194
Interest income	(6)	(9)
Interest expense	18	18

Income before (benefit from) provision for income taxes	230	185
(Benefit from) provision for income taxes	(16)	3

Net income	246	182
Dividends and accretion on preferred stock	173	181

Net income attributable to common shareholders	$73	$1

Earnings per common share - basic and diluted	$0.01	$0.00

Weighted average shares outstanding - basic	6,967,339	6,967,339

Weighted average shares outstanding - diluted	6,968,145	6,991,014

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Cash flows from operating activities:
Net income	246	182
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	74	46
Benefit from income taxes	(37)	—
Loss (gain) from impairment or disposal of assets	27	(9)
Changes in certain assets and liabilities:
Accounts receivable	2,260	106
Unbilled receivable	19	(165)
Inventory	(9)	(24)
Prepaid expenses	41	32
Costs and estimated gross margins in excess of billings	(225)	1
Accounts payable	(1,734)	(198)
Accrued liabilities	(189)	(87)
Billings in excess of costs and estimated gross margins	1,122	(22)
Deferred revenue	1	(1)

Net cash flows provided by (used for) operating activities	1,596	(139)

Cash flows from investing activities:
Proceeds from sale of assets	—	17
Capital expenditures	(21)	(43)

Net cash flows used for investing activities	(21)	(26)

Cash flows from financing activities:
Repayment of loan to employee	—	1
Payment of dividends on preferred stock	(89)	(89)

Net cash flows used for financing activities	(89)	(88)

Net change in cash and cash equivalents	1,486	(253)
Cash and cash equivalents, beginning of period	1,895	4,580

Cash and cash equivalents, end of period	3,381	4,327

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three-month periods ended March 31, 2003 and 2004 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2002 and 2003, contained in Allin Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 5 – Goodwill and Customer List, 6 - Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2003 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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

Reclassifications

The Consolidated Statement of Operations for the three-month period ended March 31, 2003 reflects reclassifications to the statement as previously reported to conform the prior period information to the current presentation of the statement. The reclassifications did not impact the Company’s results of operations or earnings per share during this period. On the Consolidated Statement of Operations, cost of sales and gross profit have been separately reflected for each of the five captions for which revenue has been presented. Previously, cost of sales and gross profit had been presented in aggregate. There is no change to the aggregate amounts for cost of sales and gross profit. Interest income and expense have also been separately reflected for this period, whereas previously net interest expense was presented.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletins 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, American Institute of Certified Public Accountants Statements of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21), and other authoritative accounting literature. The Company’s revenue recognition policies are described below for each of the various revenue captions on the Company’s Consolidated Statements of Operations.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Some sales are associated with consulting projects where the Company recommends that the customer implement certain technology products in order to facilitate the Company’s technology-based solution. Where information system product sales are part of these multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately. Revenue and cost of sales for the Company’s information system product sales are reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based primarily on the Company’s assumption of primary responsibility for fulfillment of the sales, sole latitude in establishing prices, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue and associated shipping costs are recorded as cost of sales.

Other Services

Other services include activities peripheral to the Company’s operations such as website hosting and archival fees, contractual commissions and placement fees. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Earnings Per Share

Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share (“SFAS No. 128”). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company’s outstanding stock options and warrants and the Company’s Series F and G convertible redeemable preferred stock could all be considered dilutive securities under SFAS No. 128, and the Company’s Series D convertible redeemable preferred stock could have been considered a dilutive security prior to the expiration of its convertibility feature in August 2003.

None of the Company’s series of convertible preferred stock were included in the calculations of diluted EPS for the three-month periods ended March 31, 2003 and 2004, as their effect would be anti-dilutive despite there being net income attributable to common shareholders. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if the effect was not anti-dilutive, were 5,555,607 and 4,794,361 for the three-month periods ended March 31, 2003 and 2004, respectively.

The average market prices of the Company’s common stock during the three-month periods ended March 31, 2003 and 2004 exceeded the exercise price of 25,000 and 60,000 outstanding options in the respective periods. This resulted in the inclusion of 806 and 23,675 additional shares in the calculations of diluted EPS for the three-month periods ended March 31, 2003 and 2004, respectively. The average market prices of the Company’s common stock during the three-month periods ended March 31, 2003 and 2004 did not exceed the exercise prices of all other options and all warrants outstanding during the periods.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized.

The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2003 and March 31, 2004, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of March 31, 2004, two significant customers comprised 11% and 10%, respectively, of the Company’s accounts receivable. As of December 31, 2003, three significant customers comprised 18%, 17% and 13%, respectively, of the Company’s accounts receivable and two of the customers were affiliates of each other.

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

Financial Instruments

As of March 31, 2004, the Company’s Consolidated Balance Sheet includes a note payable with a principal balance of $1,000,000 related to the acquisition of Allin Corporation of California (“Allin Consulting-Califonia). The principal balance of the note payable, which is due April 15, 2005, is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes quarterly interest payments.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative or other market rate sensitive financial instruments.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), an amendment of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Accordingly, no compensation expense has been recognized for the Company’s stock-based compensation plans other than for restricted stock and certain stock options. SFAS No. 148 amended SFAS No. 123 to provide alternate transition methods for adoption of the fair value based method of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 provides

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

for adoption in the income statement or through footnote disclosure. The Company has elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123. Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net income or loss and earnings (loss) per share would have been as follows:

Three months ended March 31	2003	2004
(Dollars in thousands, except per share data)
As reported:
Stock-based employee compensation cost, net of tax	$—	$—
Net income	246	182
Net income attributable to common shareholders	73	1
Earnings per share – basic and diluted	$0.01	$0.00

Pro forma
Stock-based employee compensation cost, net of tax	$31	$15
Net income	215	167
Net income (loss) attributable to common shareholders	42	(14)
Earnings per share – basic and diluted	$0.01	$(0.00)

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

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were approximately $20,000 and $6,000 during the three-month periods ended March 31, 2003 and 2004, respectively. Cash payments for interest were approximately $19,000 during each of the three-month periods ended March 31, 2003 and 2004. Cash payments of dividends were approximately $89,000 during each of the three-month periods ended March 31, 2003 and 2004. Dividends of approximately $155,000 and $164,000 were accrued but unpaid during the three-month periods ended March 31, 2003 and 2004, respectively, on outstanding shares of the Company’s preferred stock.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

2. Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of March 31, 2004, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3. Equity Transactions

During the three months ended March 31, 2004, the Company awarded options to purchase 5,000 shares of the Company’s common stock under the Company’s 2000 Stock Plan. The grant price was $0.44 per share, which was the closing market price of the Company’s common stock on the grant date. These options to purchase common shares will fully vest on the first anniversary of the grant date. There was no compensation expense recognized in conjunction with the award of the options. During the three months ended March 31, 2004, non-vested options to purchase 600 shares of common stock, previously awarded under the Company’s 1998 Stock Plan, were forfeited under the terms of the Plan. There were no forfeitures of options during this period under the terms of the Company’s 1996, 1997 and 2000 Stock Plans. Options granted under the 1996, 1997, 1998 and 2000 Stock Plans to purchase 123,500, 222,850, 238,200 and 171,000 shares, respectively, of common stock remain outstanding as of March 31, 2004.

4. Revolving Credit Loan

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year and it has subsequently been renewed for five annual periods. The current expiration date of the revolving credit loan is September 30, 2004. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2004, maximum borrowing availability under the revolving credit loan was approximately $1,284,000. There was no outstanding balance as of March 31, 2004. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. As of March 31, 2004, the rate of interest on any outstanding borrowings under the revolving credit loan would have been 5.00%. The interest rate for the revolving credit loan did not change during the first quarter of 2004.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2004 and was also in compliance with all other covenants as of March 31, 2004.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

5. Goodwill and Customer List

As of March 31, 2004, the Company’s Consolidated Balance Sheet includes goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and MEGAbase, Inc., and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. Upon acquisition, these intangible assets were valued in accordance with the then prevailing accounting standard, Accounting Principals Board Opinion No. 16, Accounting for Business Combinations. Information concerning these assets is as follows:

As of March 31, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Amortized intangible assets
Customer list	$1,881	$880	$1,001
Unamortized intangible assets
Goodwill (1)	4,532	3,742	790

Total intangible assets	$6,413	$4,622	$1,791

(1)	Accumulated amortization for goodwill represents amortization expense from acquisition through December 31, 2001, after which amortization of goodwill was discontinued.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer list, are amortized over their useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets, such as the customer list.

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

To test for potential impairment of the customer list, the Company utilizes a cash flow model to estimate fair value. The critical estimates are the determination of the proportions of the overall cash flow of Allin Consulting-Pennsylvania to attribute to the acquired customer list in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired list, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for Allin Consulting-Pennsylvania and the portions of the estimated cash flows to be attributed to the customer list. If the sum of the undiscounted cash flows attributable to the customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors related to the potential impairment of the customer list would be lowering of expected future growth rates for the technology consulting industry and the loss of key customers from the acquired list which may result in a significant decline in the proportion of Allin Consulting-Pennsylvania’s business attributed to the list.

During 2003, management elected to change the date of annual testing for impairment to December 31. Consequently, the Company performed two annual tests for 2003, as of January 1 and as of December 31. The Company will perform annual tests for 2004 as of December 31, unless events indicate more frequent tests are necessary. Management concluded that evaluation of risk factors and testing for potential impairment are more beneficial to financial reporting when done as of the end, rather than as of the beginning, of a fiscal period because this results in estimates and determinations based on more recent data. Key risk factors will continue to be monitored on an ongoing basis and testing for potential impairment of goodwill or the customer list will be performed on an interim basis if indicators of potential impairment arise.

The table below reflects the changes in the recognized value of goodwill since January 1, 2003:

Recognized Value of Goodwill	Technology Infrastructure	E-Business	Outsourced Services	Aggregate Value
(Dollars in thousands)
Balance, January 1, 2003	$231	$494	$92	$817
Impairment losses recognized in 2003	(16)	—	(11)	(27)

Balance, March 31, 2004	$215	$494	$81	$790

The industry valuation multiple utilized in the January 1, 2003 annual test for goodwill represented a decrease of over 25% from the multiple used for the 2002 annual test, reflecting lower future growth expectations in the technology consulting industry. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during the first quarter of 2003. The industry valuation multiple utilized in the December 31, 2003 annual test represented an approximate 22% increase over the multiple used for the preceding 2003 interim test, based on then current industry information. Management believes the improvement in the industry valuation multiple reflects improving short-term growth expectations in the technology consulting industry as of late 2003. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units as of December 31, 2003, indicating no impairment of goodwill. Management will evaluate the potential indicators for impairment of goodwill during 2004 and will perform interim testing if deemed appropriate.

The estimated useful life of the customer list extends through 2013, which was the final year in which expected cash flows were attributed to the customer list in the Company’s fair value estimates prepared during 2003. There has been no change to the estimated useful life of the customer list since January 1, 2003.

Annual testing for potential impairment of the customer list under SFAS No. 144 for the 2003 fiscal year was performed as of January 1, 2003, based on the method described above. The estimated fair value of the customer list exceeded the recognized value, indicating no impairment. Industry information utilized for the annual testing as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous testing, despite an improvement in short-term prospects as of late 2003. Factors resulting in the lower long-term growth rate forecast included expectations that future growth in technology consulting would more closely correlate with expectations of overall economic conditions and competitive factors in the marketplace and be more dependent on economic return requirements than in the past, and the growing sourcing of business to offshore information technology enterprises, particularly for application development. The Company recorded a loss of approximately $349,000 in the quarter ended December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. The adjustment to the carrying value of the customer list due to the impairment resulted in a reduction in amortization expense beginning in 2004. Information regarding aggregate amortization expense

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

recorded during the three-month periods ended March 31, 2003 and 2004, and expected through December 31, 2009, follows.

Amortization Expense

(Dollars in thousands)
Recorded expense for the:
Three months ended March 31, 2003	$35
Three months ended March 31, 2004	26

Estimated expense to be recognized for the:
Year ending December 31, 2004	$103
Year ending December 31, 2005	103
Year ending December 31, 2006	103
Year ending December 31, 2007	103
Year ending December 31, 2008	103
Year ending December 31, 2009	103

6. Income Taxes

The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from concentrations related to the operations of the Interactive Media Solution Area. In recent periods, Interactive Media revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers who are concentrated in one industry. The Company’s Interactive Media revenue could experience significant declines over the remainder of 2004 and in future periods if the Company fails to obtain additional projects from existing or new customers. Valuation allowances have been recorded based on the Company’s estimates of realizability.

The (benefit from) provision for income taxes is comprised of the following for the three-month periods ended March 31, 2003 and 2004:

Three months ended March 31	2003	2004
(Dollars in thousands)
Current
Federal	$3	$1
State	18	2

Total current	21	3
Deferred	(37)	—

Total income tax (benefit) provision	$(16)	$3

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the (benefit) provision for income taxes reflected in the Consolidated Statements of Operations is as follows for the three-month periods ended March 31, 2003 and 2004:

Three months ended March 31	2003	2004
(Dollars in thousands)
Estimated (benefit from) provision for income taxes at federal statutory rate	$78	$63
Non-deductible intangible asset	21	9
State income tax expense, net of federal benefit	6	1
Change in valuation allowance	(181)	(48)
Change in estimates and other	60	(22)

(Benefit from) provision for income taxes	$(16)	$3

The components of the deferred tax assets and liabilities, as of December 31, 2003 and March 31, 2004, are as follows:

Deferred Tax Assets and Liabilities	December 31, 2003	March 31, 2004
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforward	$7,761	$7,724
Intangible asset differences	560	542
Miscellaneous	37	44

Total deferred tax assets	8,358	8,310
Valuation allowance	(8,220)	(8,172)

Net deferred tax assets	$138	$138

As of March 31, 2004, the Company estimates its potentially realizable net operating loss carryforwards are approximately $20,169,000 and $17,339,000 for federal and state income tax purposes, respectively. The net operating loss carryforwards are scheduled to expire at various times from 2006 through 2024.

The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,857,000 and $867,000, respectively, as of March 31, 2004, depends on the Company’s ability to generate future taxable income. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

Cash payments for income taxes were approximately $20,000 and $6,000 during the three-month periods ended March 31, 2003 and 2004, respectively.

7 Industry Segment Information

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

The seven segments are consistent with the Company’s prior presentation of segment information. However, the Company no longer separates the segments into two groupings, Solution Area Services and Ancillary Services & Product Sales, which were utilized in segment reporting through September 30, 2003. The Company no longer believes the groupings enhance the usefulness of the segment information. Additionally, in December 2003, the Company’s E-Business Solution Area commenced consulting services related to Microsoft’s Business Solutions technologies, which include enterprise accounting systems and customer relationship management products. In addition to providing consulting services, the Company also actively solicits product sales for these types of software. The product sales are included in the segment Information System Product Sales. Consequently, the Company does not believe this segment should be presented as an ancillary activity of the Company.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands) Three Months ended March 31	2003	2004
E-Business Consulting	$681	$810
Technology Infrastructure Consulting	336	874
Interactive Media Consulting	758	489
Interactive Media Systems Integration	1,214	903
Outsourced Services	183	162
Information System Product Sales	52	98
Other Services	22	8

Consolidated Revenue from External Customers	$3,246	$3,344

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Certain of the Company’s segments performed services for other segments. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for other segments is as follows:

	Revenue from Other Segments
(Dollars in thousands) Three Months ended March 31	2003	2004
Services for Other Segments	$4	$7

Gross Profit

Gross profit is the segment profitability measure that the Company’s management believes is determined in accordance with the measurement principles most consistent with those used in measuring the corresponding amounts in the Company’s consolidated financial statements. Revenue and cost of sales for services performed for other segments is eliminated in calculating gross profit. Information on gross profit is as follows:

	Gross Profit
(Dollars in thousands) Three Months ended March 31	2003	2004
E-Business Consulting	$350	$425
Technology Infrastructure Consulting	172	492
Interactive Media Consulting	563	324
Interactive Media Systems Integration	570	480
Outsourced Services	39	33
Information System Product Sales	20	37
Other Services	22	8

Consolidated Gross Profit	$1,736	$1,799

Assets

Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands) As of	December 31, 2003	March 31, 2004
E-Business Consulting	$1,835	$1,880
Technology Infrastructure Consulting	946	1,275
Interactive Media Consulting	820	600
Interactive Media Systems Integration	792	521
Outsourced Services	537	523
Information System Product Sales	81	105
Other Services	19	12
Corporate & Other	4,126	4,027

Consolidated Total Assets	$9,156	$8,943

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Information about Major Customers

A significant portion of the Company’s revenue for the three-month periods ended March 31, 2003 and 2004 was derived from a small number of customers of the Interactive Media Solution Area. Furthermore, all of the major customers listed below are concentrated in the cruise industry. For the period ended March 31, 2003, two of the three customers representing greater than ten percent of the Company’s consolidated revenue are affiliates of each other. A loss of any of these customers or a significant decline in the level of services provided to any of the customers could significantly negatively impact the Company’s future results of operations and financial condition.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended March 31, 2003
868	27%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
722	22%	Interactive Media Consulting, Interactive Media Systems Integration
415	13%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
Three Months Ended March 31, 2004
718	21%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales
661	20%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

Information about Major Supplier

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Systems Integration and Information System Product Sales segments. Historically, these materials purchases have been highly concentrated with one major supplier. During the three-month periods ended March 31, 2003 and 2004, 95% and 77%, respectively, of materials purchases for the operations of these segments were from this major supplier. The Company operates under a License and Supply Agreement with the supplier. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive Corporation (“Allin Interactive”) exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level.

Independent Accountants’ Report

To the Shareholders of Allin Corporation

Pittsburgh, Pennsylvania

We have reviewed the condensed consolidated balance sheet of Allin Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Allin Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The condensed statements of operations and cash flows for the three months ended March 31, 2003 were reviewed by other accountants, whose report dated May 7, 2003 stated they were not aware of any material modifications that should be made to these statements in order for them to be in conformity with generally accepted accounting principles.

/s/ MALIN, BERGQUIST & COMPANY, LLP

Erie, Pennsylvania
April 21, 2004

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to Allin Corporation’s (“the Company’s”) financial condition and results of operations for the three-month periods ended March 31, 2003 and 2004. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements - in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “estimates,” “expects,” “anticipates,” “believes,” “intends,” “will,” “seek” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, geopolitical considerations, the Company’s ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company’s existing lines of business and technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Overview of Organization, Operations & Markets

Allin Corporation is a leading provider of solutions-oriented technology consulting and systems integration services based on interactive media and infrastructure and e-business technology from Microsoft Corporation (“Microsoft”). The Company’s operations center on three solution areas: Interactive Media, Technology Infrastructure and E-Business. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. Management believes the effective delivery of technology-based solutions addressing business needs will foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California. Interactive Media operations are provided from the Company’s Ft. Lauderdale office while Technology Infrastructure and E-Business consulting services are provided from the Company’s Northern California and Pittsburgh offices.

A brief description of the Company’s solution areas follows:

•

The Interactive Media Solution Area focuses on interactive media application development, technical architecture design, configuration and integration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises, Inc. (“Celebrity”). Management believes Interactive Media’s extensive experience in applications development and interactive televisions system implementation, the broad scope of developed applications, the large installed base of twenty-nine existing systems, and the flexibility and cost effectiveness of the Company’s scalable interactive television solutions create competitive advantages for the Company over its competitors and make the Company the industry leader in providing interactive television services to the cruise market. The Company emphasizes these factors and the availability of comprehensive support services in marketing Interactive Media services to the cruise industry. On Command Video Corporation (“On Command”) is the primary supplier of computer hardware platforms and configurations, end-user components and associated operating software for the Company’s interactive television systems integration projects. The Company has designed and developed unique application software which maximizes the capabilities of the On Command hardware platform for the Company’s customers. Interactive Media revenue from consulting and systems integration services represented 58% and 42% of the Company’s revenue during 2003 and the first quarter of 2004, respectively.

•	The Technology Infrastructure Solution Area focuses on customers’ network and application architecture, messaging and collaboration systems and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, messaging and collaboration systems, and information system security solutions. Technology Infrastructure consulting revenue represented 13% and 26% of the Company’s revenue during 2003 and the first quarter of 2004, respectively.

•	The E-Business Solution Area provides solutions based on the latest Microsoft technologies focused on application development and integration, business intelligence and information management portals. E-Business solutions enable organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers. E-Business solutions emphasize Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems. E-Business also provides business process consulting solutions that enable customers to utilize Microsoft’s business management software to automate processes and enhance operations. E-Business consulting revenue represented 21% and 24% of the Company’s revenue during 2003 and the first quarter of 2004, respectively.

The Technology Infrastructure and E-Business Solution Areas target businesses across a broad spectrum of industries. Potential customers for these solution areas range from relatively small organizations to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Management believes these solution areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and on the basis of performance in meeting customer needs.

The following provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended March 31, 2003 and 2004, as well as period-to-period percentage changes.

	Three Months Ended March 31,		% Change 2004
(Dollars in thousands)	2003	2004
Statement of Operations Data:
Revenue	$3,246	$3,344	3%
Gross profit	1,736	1,799	4%
Selling, general & administrative expenses	1,494	1,605	7%
Net income	246	182	(26)%

Comparing the first quarter of 2004 to the first quarter of 2003, the Company experienced period-to-period growth in revenue of $98,000, or 3%, and in gross profit of $63,000, or 4%. Certain of the Company’s segments realized significant period-to-period increases or decreases in revenue and gross profit. Increases in revenue and gross profit were most pronounced for the Technology Infrastructure Solution Area, which experienced period-to-period growth in revenue of $538,000, or 160%, and gross profit of $320,000, or 186%. The E-Business Solution Area also experienced period-to-period growth in revenue and gross profit, realizing improvement in revenue of $129,000, or 19%, and in gross profit of $75,000, or 21%. These increases were largely offset by significant period-to-period decreases in revenue and gross profit realized by the Interactive Media Solution Area. Aggregate consulting and systems integration revenue and gross profit for Interactive Media decreased by $580,000 and $329,000, respectively. Both changes represented 29% declines comparing the first quarters of 2003 and 2004. The Company’s net income declined by $64,000, or 26%, comparing the first quarter of 2004 to the first quarter of 2003, primarily due to increases in the Company’s workforce in the Technology Infrastructure and E-Business Solution Areas and an increase in income tax expense.

Management attributes the significant improvement in revenue and gross profit for the Technology Infrastructure Solution Area to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning. Activity during the first quarter of 2004 represented a continuation of the upturn in demand for Technology Infrastructure consulting services that began in the fourth quarter of 2003, following several years when the level of demand for Technology Infrastructure services was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. There can be no assurance, however, that these trends or improving economic conditions will continue to result in any growth in Technology Infrastructure revenue and gross profit. Management attributes the period-to-period growth in E-Business revenue and gross profit to improving demand for business intelligence and Internet-based commerce solutions and the Company’s December 2003 commencement of consulting services related to Microsoft Business Solutions technology. However, there can be no assurance that the E-Business Solution Area will realize future revenue equal to or greater than current levels or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations. The Company committed backlog for Technology Infrastructure and E-Business consulting was approximately $1,480,000 as of March 31, 2004, as compared to approximately $960,000 as of December 31, 2003.

The majority of the Interactive Media Solution Area’s revenue and gross profit in recent years has been derived from consulting and systems integration services for a small number of customers concentrated in the cruise industry. Interactive Media’s operations during this period have typically included large projects for interactive television system installations on newly-built cruise ships. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2003. Consequently, the level of Interactive Media activity related to these major projects was significantly lower in the first quarter of 2004 than in the first quarter of 2003, resulting in the period-to-period declines of 29% in both Interactive Media revenue and gross profit. Based on current ship installation project schedules, the Company also anticipates that activity on projects of this type will be lower in the second and third quarters of 2004 than in the first quarter of 2004. The Company’s committed backlog for Interactive Media consulting and systems integration services was approximately $2,007,000 as of March 31, 2004, as compared to approximately $3,353,000 as of December 31, 2003. During April 2004, Carnival and the Company entered into a contract amendment providing for the installation of an interactive television system on the Carnival Valor expected to begin in 2004, substantially increasing backlog for the Interactive Media Solution Area. Management has undertaken initiatives to facilitate the marketing of interactive television systems for ships currently in service, including ongoing efforts to lower system costs and the creation of programs that enhance cruise lines’ incremental revenue and return on investment. However, these initiatives are more likely to yield benefits in future periods than in 2004. If the Company is unsuccessful in obtaining significant additional Interactive Media projects for 2004, the Company’s revenue and results of operations for this period will likely be significantly negatively impacted. Furthermore, the level of cruise industry new-build commitments is expected to drop significantly during 2005 and 2006. The Interactive Media Solution Area’s operations in 2005 and 2006 will be significantly impacted by the Company’s future ability to market interactive television systems for ships currently in service or develop alternate markets for consulting and systems integration services based on interactive media.

The Company’s cash balances were relatively stable during the first quarter of 2004, decreasing by $253,000 to a quarter end balance of $4,327,000. The most significant factors in the decline were net cash flows used by operating activities of $139,000, primarily from changes in working capital, and net cash flows used by financing activities, primarily for payment of $89,000 in dividends on preferred stock. The Company’s cash balances may be diminished over the remainder of 2004 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock and other factors. The Company also has material obligations which will likely require significant cash payments in future periods beyond

2004, including repayment of a note with a principal balance of $1,000,000 in 2005 and the scheduled payment of $2,864,000 of accrued dividends on the Company’s Series C Redeemable Preferred Stock in 2006. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of March 31, 2004, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. Since 1998, the Company has utilized the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

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

The Company utilizes the Allin Solutions Framework for guiding the planning and conduct of the solutions-oriented projects performed by the Interactive Media, Technology Infrastructure and E-Business Solution Areas. The Allin Solutions Framework assists customers in aligning their business and technology objectives, allows solution planning to draw upon a resource knowledge base developed through past projects and provides a solution development discipline for organizing project teams and managing project lifecycles. The adaptable process includes four phases. The Solution Vision phase articulates the ultimate goals for the solution and defines the solution scope and the project boundaries. The Solution Design phase focuses on the delivery and acceptance of the design specifications, test and project plans and the schedule for solution development. The Solution Development phase results in the delivery of a functionally complete solution, ready for pilot usage. The Solution Deployment phase culminates in the production release of the installed application, training and documentation, and conversion of, or integration with, existing systems.

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

In addition to the solution areas described above, the Company’s operations include three other segments, Outsourced Services, Information System Product Sales and Other Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects. Information System Product Sales reflects the Company’s sales of interactive television equipment and computer hardware, software and supplies necessary for implementation or ongoing use of technology solutions recommended and implemented by the solution areas. Historically, the Company maintained its Information System Product Sales capabilities primarily as a means to ensure customer convenience and satisfaction and did not actively solicit product sales. However, since the Company’s December 2003 commencement of services based on Microsoft Business Solutions technology, the sale of certain Microsoft Business Solutions products is being actively promoted. Product sale and service-based revenue are accounted for separately, with any revenue from product sales included with the Information System Product Sales segment. The Other Services segment reflects activity from the Company’s occasional performance of website hosting and archival services, and revenue from referral commissions or placement fees. Each of these segments currently accounts for 5% or less of the Company’s revenue.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 8, 15 and 17 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Report on Form 10-K for the year ended December 31, 2003 and in Notes 1, 5, 6 and 7 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

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

Revenue associated with the Interactive Media operations described above that involved multiple-deliverable arrangements that included significant software modification accounted for under the percentage of completion contract accounting method, was approximately 56% and 33% of the Company’s total revenue for the three-month periods ended March 31, 2003 and 2004, respectively.

The Company’s other solution areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was approximately 2% and 7% of the Company’s total revenue for the three-month periods ended March 31, 2003 and 2004, respectively.

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

The Company’s solution areas perform consulting projects where the Company recommends that the customer implement technology products in order to facilitate the Company’s technology-based solutions. For some of these projects, the Company also sells the recommended technology products to the customer. When consulting services are part of multiple-deliverable arrangements in these cases, revenue from services and product sales are recognized separately based on SOP 97-2 and EITF No. 00-21. Neither service- nor product-based revenue derived from such multiple-deliverable arrangements was material to the Company in either of the three-month periods ended March 31, 2003 and 2004.

Goodwill and Customer List. The Company’s intangible assets include goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998 and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. As of March 31, 2004, recognized balances for the customer list and goodwill were approximately $1,001,000 and $790,000, respectively.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer list, are amortized over their useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets, such as the customer list.

During 2003, management elected to change the date of annual testing for impairment to December 31. Consequently, the Company performed two annual tests for 2003, as of January 1 and as of December 31. The Company will perform annual tests for 2004 as of December 31, unless events indicate more frequent tests are necessary. Management concluded that evaluation of risk factors and testing for potential impairment are more beneficial to financial reporting when done as of the end, rather than as of the beginning, of a fiscal period because this results in estimates and determinations based on more recent data. Key risk factors will continue to be monitored on an ongoing basis and testing for potential impairment of goodwill or the customer list will be performed on an interim basis if indicators of potential impairment arise.

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

The industry valuation multiple utilized in the January 1, 2003 annual test for goodwill represented a decrease of over 25% from the multiple used for the 2002 annual test, reflecting lower future growth expectations in the technology consulting industry. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during the first quarter of 2003 The industry valuation multiple utilized in the December 31, 2003 annual test represented an approximate 22% increase over the multiple used for the preceding 2003 interim test, based on then current industry information. Management believes the improvement in the industry valuation multiple reflects improving short-term growth expectations in the technology consulting industry as of late 2003. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units as of December 31, 2003, indicating no impairment of goodwill. Management will evaluate the potential indicators for impairment of goodwill during 2004 and will perform interim testing if deemed appropriate.

To test for potential impairment of the customer list, the Company utilizes a cash flow model to estimate fair value. The critical estimates are the determination of the proportions of the overall cash flow of Allin Consulting-Pennsylvania to attribute to the acquired customer list in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired list, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for Allin Consulting-Pennsylvania and the portions of the estimated cash flows to be attributed to the customer list. If the sum of the undiscounted cash flows attributable to the customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors related to the potential impairment of the customer list would be lowering of expected future growth rates for the technology consulting industry and the loss of key customers from the acquired list which may result in a significant decline in the proportion of Allin Consulting-Pennsylvania’s business attributed to the list.

The estimate of fair value exceeded the recognized value of the customer list in annual testing performed as of January 1, 2003. Industry information utilized for the annual testing as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous information despite an improvement in short-term prospects as of late 2003. The forecast reduction in longer-term growth rates resulted from expectations that future growth will more closely correlate with of overall economic conditions and competitive factors in the marketplace and will be more dependent on economic return requirements than in the past, and the growing sourcing of business to offshore technology enterprises. Allin Consulting-Pennsylvania recorded a loss of approximately $349,000 as of December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. Management will evaluate the potential indicators for impairment of the customer list during 2004 and will perform interim testing if deemed appropriate.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media Solution Area. In recent periods, Interactive Media revenue has resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. The Company’s Interactive Media revenue could experience significant declines in future periods if the Company fails to obtain additional projects from existing or new customers. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising from net operating loss carryforwards include conservative projections for Interactive Media’s future operations that are based solely on projects included in committed backlog or considered highly likely to be undertaken. Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2003 and as of March 31, 2004. This amount represents benefits expected to be realized from net operating loss carryforwards within one year of the respective balance sheet dates. The Company believes that material uncertainty continues to exist as of March 31, 2004 as to the long-term realization of additional deferred tax benefits given the risks associated with Company’s operations. Valuation allowances recorded in prior years offset any additional net deferred tax assets.

Reclassifications. The Consolidated Statement of Operations for the three months ended March 31, 2003 reflects reclassifications to the statement as previously reported to conform the prior period information to the current presentation of the statement. The reclassifications did not impact the Company’s results of operations or earnings per share during this period. On the Consolidated Statement of Operations, cost of sales and gross profit have been separately reflected for each of the five captions for which revenue has been presented. Previously, cost of sales and gross profit had been presented in aggregate. There is no change to the aggregate amounts for cost of sales and gross profit. Interest income and interest expense have also been separately reflected for this period, whereas previously only net interest expense was presented.

Certain Related Party Transactions

During the three-month periods ended March 31, 2003 and 2004, the Company engaged in transactions with related parties, including sale of services and products and rental payments for office space. Services and products sold represented less than 1% of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was approximately $34,000 during each of the three-month periods ended March 31, 2003 and 2004, which represented 2% of selling, general and administrative expenses during each of the periods. The Company has rented its Pittsburgh office space on a month-to-month basis since the expiration of a five-year lease on January 31, 2002. The Company’s landlord agreed to this arrangement until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to smaller space within the same building commensurate with its needs or, if such space is not available, space in another building. Management believes the current arrangement benefits both parties as the Company benefited from an expense reduction as compared to rental rates under the five-year lease and has deferred the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended March 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Revenue

(Dollars in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Period-to- Period % Change
E-Business Consulting	$681	$810	19%
Technology Infrastructure Consulting	336	874	160%
Interactive Media Consulting	758	489	(35)%
Interactive Media Systems Integration	1,214	903	(26)%
Outsourced Services	183	162	(11)%
Information System Product Sales	52	98	88%
Other Services	22	8	(64)%

Consolidated Revenue	$3,246	$3,344	3%

The period-to-period 19% increase in revenue for the E-Business Solution Area is attributable to several factors. Management believes that improving domestic economic conditions during 2003 and in early 2004 have contributed to increasing demand for business intelligence solutions, as an improving economic outlook offers greater potential rewards for the improvements to marketing effectiveness and operating efficiencies that business intelligence solutions can offer. Management believes the pervasiveness and continuing growth of Internet-based commerce also contributed to the improvement in E-Business revenue as businesses need to have effective portals and interfaces with transactional systems to remain competitive. Management also partially attributes the increase in E-Business revenue to the Company’s December 2003 commencement of consulting services related to Microsoft Business Solutions technology. Management believes the economic and technology trends discussed above and the provision of services based on Microsoft Business Solutions technology could contribute to additional growth in E-Business revenue over the remainder of 2004. However, there can be no assurance that the E-Business Solution Area will realize future revenue equal to or greater than current levels or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

General economic conditions from 2001 through much of 2003 resulted in a significant slowing of domestic technology-based spending and deferral of demand for new technology initiatives, particularly impacting infrastructure-related initiatives, which can represent a high total cost to customers for consulting services and new hardware, software or networking equipment. Management believes the need to remain competitive, however, eventually requires businesses to address their technology architecture and capabilities, evaluate new security risks and undertake initiatives that offer improvements to functionality, security and operating efficiencies. The length of the period of low technology spending left many businesses with out-of-date technical architecture and security. Management believes that improving domestic economic expectations in late 2003 prompted the release of pent-up demand for network architecture, server and storage upgrades, security upgrades and related disaster recovery planning. Management believes this trend was the primary factor resulting in the 160% increase in revenue for the Technology Infrastructure Solution Area, when comparing the first quarter of 2004 to the first quarter of 2003 Trends favorable to future growth for Technology Infrastructure include the continued release of pent-up demand and heightened network security concerns due to threats from virus attacks. Management believes these trends could have a beneficial impact on the Technology Infrastructure Solution Area over the remainder of 2004 and beyond. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

The majority of Interactive Media revenue in the first quarters of both 2003 and 2004 was realized from related consulting and systems integration arrangements that included services, computer hardware and equipment for interactive television systems, software, and post-contract support for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. During the first quarter of 2003, Interactive Media performed the majority of project activity related to two interactive television system installation projects and significant project activity for the early phases of three additional shipboard systems where the majority of the project activity was performed later in 2003. During the first quarter of 2004, Interactive Media similarly performed the majority of project activity related to two interactive television system installation projects. However, due to a decline in new-build ship commitments in 2004 among Interactive Media’s customers, as discussed above, there are fewer similar projects scheduled for the remainder of the year as of March 31, 2004 than as of the comparable point in the prior year. Consequently, there was no similar level of activity on the early phases of projects in the first quarter of 2004 as there had been in the first quarter of 2003. The Company currently has commitments for two additional interactive television system installation projects for the remainder of 2004. Most of the activity associated with these installations is dependent on the ship construction schedules and is currently anticipated to be performed in the latter part of 2004. Management expects Interactive Media revenue for the second and third quarters of 2004 will be reduced from the level realized in the first quarter of 2004. Although the Company is actively seeking additional interactive television system orders for ships currently in service and other projects for the Interactive Media Solution Area, there can be no assurance that the Company will receive orders for additional systems beyond those already obtained or that any orders received will result in the desired improvements to the Company’s financial condition or results of operations. If Interactive Media is unsuccessful in obtaining additional projects for 2004, revenue and gross profit from Interactive Media services will likely decline significantly from 2003 levels, negatively impacting the Company’s overall profitability.

Revenue from the Company’s Outsourced Services operations declined 11% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Management believes this reflects the continuation of a long-term trend of reductions in the level of Outsourced Services business for the Company. Management expects the level of Outsourced Services revenue will continue to decline in future periods.

Revenue for the Information System Product Sales segment increased 88% when comparing the first quarter of 2004 to the first quarter of 2003. The majority of sales in both periods were to the Company’s cruise line customers for replacement of interactive television equipment and spare parts for their shipboard interactive television systems. The most significant factor contributing to the increase was the December 2003 introduction of services related to Microsoft Business Systems technology. Since the introduction of these services, the Company has actively promoted the sale of Microsoft Business Systems products, primarily accounting and customer relationship management software, in conjunction with its services. Although sale of these products was not significant to the Company’s aggregate revenue in the first quarter of 2004, it was the predominant factor in the revenue increase for the Information System Product Sales segment.

Revenue from Other Services was insignificant to the Company in the first quarters of both 2003 and 2004.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended March 31, 2003 and 2004 and year-to-year percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Period-to- Period % Change
E-Business Consulting	$331	$385	16%
Technology Infrastructure Consulting	164	382	133%
Interactive Media Consulting	195	165	(15)%
Interactive Media Systems Integration	644	423	(34)%
Outsourced Services	144	129	(10)%
Information System Product Sales	32	61	91%
Other Services	—	—	—

Consolidated Cost of Sales	$1,510	$1,545	2%

The period-to-period increases in cost of sales from the first quarter of 2003 to the first quarter of 2004 for the Technology Infrastructure and E-Business Solution Areas correspond with increases in revenue for the solution areas and resulted primarily from period-to-period increases in the level of services provided. In terms of percentage of revenue, the increases in cost of sales were lower in the 2004 period, indicating improvement in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants. This represents the reversal of a trend experienced during the downturn in technology-based spending in the domestic economy from 2001 through much of 2003. During this period, competitive market conditions exerted significant downward pressure on pricing that exceeded the change in the associated labor cost. There can be no assurance given, however, that the reversal of this trend experienced in the first quarter of 2004 will continue in future periods.

The decrease in Interactive Media consulting cost of sales, comparing the three months ended March 31, 2004 with the comparable period of 2003, is primarily attributable to a corresponding period-to-period decrease in revenue. Labor costs incurred in the first quarter of 2004 included a higher proportion associated with application development than in the first quarter of 2003. The cost of application development labor is relatively high and accordingly, consulting cost of sales declined less in percentage terms than consulting revenue. The period-to-period decrease in Interactive Media systems integration cost of sales is primarily attributable to the corresponding decrease in revenue, but was also impacted by equipment cost savings resulting from Interactive Media’s ongoing efforts to control other project associated costs.

The period-to-period decrease in cost of sales for the Outsourced Services segment and increase in cost of sales for the Information System Product Sales segment were consistent with their corresponding period-to-period changes in revenue.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended March 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Period-to- Period % Change
E-Business Consulting	$350	$425	21%
Technology Infrastructure Consulting	172	492	186%
Interactive Media Consulting	563	324	(42)%
Interactive Media Systems Integration	570	480	(16)%
Outsourced Services	39	33	(15)%
Information System Product Sales	20	37	85%
Other Services	22	8	(64)%

Consolidated Gross Profit	$1,736	$1,799	4%

The period-to-period increases in gross profit, comparing the first quarter of 2004 to the first quarter of 2003, for the Technology Infrastructure and E-Business Solution Areas exceed the related increases in revenue for the solution areas in percentage terms. As discussed above, improvement was realized in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants. There can be no assurance given, however, that this trend experienced in the first quarter of 2004 will continue in future periods. The period-to-period improvement in gross profit for Technology Infrastructure of $320,000 was significant to the Company’s operations as it largely offset a period-to-period decline in gross profit of $329,000 for the Interactive Media Solution Area.

The decreases in consulting gross profit of 42% and systems integration gross profit of 16% for the Interactive Media Solution Area are primarily attributable to a decline in new-build ship commitments in 2004 among Interactive Media’s customers. As discussed above, there was a reduced level of activity on the early phases of projects in the first quarter of 2004 as compared to the first quarter of 2003 due to fewer committed projects in 2004 and the impact of installation schedules. The decline in consulting gross profit was also impacted by the utilization of a higher proportion of high labor cost consultants in the first quarter of 2004 than in the first quarter of 2003. Management expects Interactive Media gross profit for the second and third quarters of 2004 will be reduced from the level realized in the first quarter of 2004.

The period-to-period decrease in gross profit for the Outsourced Services segment and increase in gross profit for the Information System Product Sales segment were consistent with their corresponding period-to-period changes in revenue.

Selling, General & Administrative Expenses

The Company recorded $1,605,000 in selling, general & administrative expenses during the three months ended March 31, 2004, including $46,000 for depreciation and amortization, a $9,000 gain from disposal of assets and $1,568,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,494,000 during the three months ended March 31, 2003, including $74,000 for depreciation and amortization, $27,000 from losses due to impairment of assets and $1,393,000 for other selling, general & administrative expenses. The increase in aggregate selling, general & administrative expenses was $111,000, or 7%.

The period-to-period increase in other selling, general & administrative expenses was $175,000, or 13%. The most significant contributing factor was an increase in the Company’s workforce, primarily for Technology Infrastructure and E-Business consultants. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and consequently will increase in periods when the Company is adding to its productive workforce. Other contributing factors to the period-to-period increase in other selling, general & administrative expenses included increased costs for professional services, primarily due to new regulations and financial reporting requirements, and increased sales force commissions.

A $27,000 loss due to impairment of goodwill associated with the 1998 acquisition of Allin Consulting-Pennsylvania was recorded during the first quarter of 2003. See Goodwill and Customer List under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 – Goodwill and Customer List in the Notes to Consolidated Financial Statements in Item 1 – Financial Statements in this Report on Form 10-Q for additional information concerning the impairment loss. No losses due to impairment of intangible assets were recorded in the first quarter of 2004. However, a gain of $9,000 was recorded in this period related to disposal of property and equipment.

Depreciation and amortization were $46,000 for the three months ended March 31, 2004, as compared to $74,000 for the three months ended March 31, 2003. The decrease of $28,000, or 38%, is due to a higher level of fixed assets reaching full depreciation in June and December 2003 than new assets which were placed in service by the Company since March 31, 2003 and a period-to-period reduction in amortization expense for the customer list associated with the 1998 acquisition of Allin Consulting-Pennsylvania due to an impairment which reduced the recognized value of the customer list in December 2003.

Net Income

The Company recorded net income of $182,000 for the three months ended March 31, 2004, as compared to net income of $246,000 for the three months ended March 31, 2003. The $64,000 decline in profitability is attributable to the $111,000 period-to-period increase in selling, general & administrative expenses and a $19,000 period-to-period increase in income tax expense, which exceeded the $63,000 period-to-period increase in gross profit from operations. The factors resulting in the changes in gross profit and selling, general & administrative expenses are discussed above.

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

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and liquid cash equivalents of $4,327,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2003 was a decrease of $253,000. The Company recognized net income for the three months ended March 31, 2004 of $182,000. The Company recorded net non-cash expenses of $37,000, including $46,000 for depreciation of property and equipment and amortization of intangible assets and a $9,000 gain on disposal of assets, resulting in net cash provided of $219,000 related to the income statement. Working capital adjustments resulted in a net cash use of $358,000. Major working capital adjustments resulting in cash used included an increase in unbilled receivables of $165,000 and decreases in accounts payable and accrued liabilities of $198,000 and $87,000, respectively. These were partially offset by working capital adjustments resulting in cash provided, primarily from a decrease in accounts receivable of $106,000. The net result of the income statement activity and working capital adjustments was net cash used of $139,000 related to operating activities. Investing activities resulted in a net cash use of $26,000 for the three months ended March 31, 2004, primarily for capital expenditures related to the periodic upgrading of the Company’s computer hardware, software and network equipment. Financing activities resulted in a net cash use of $88,000 for the three months ended March 31, 2004, primarily for preferred stock dividends.

The Company’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001. Should quotation of the common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the five succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2004. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2004, maximum borrowing availability under the S&T Loan Agreement was approximately $1,284,000. There was no outstanding balance under the S&T Loan Agreement as of March 31, 2004 and there have been no borrowings subsequent to that date.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. Since June 27, 2003, the interest rate has been 5.00%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during 2003 or the first quarter of 2004. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Letter Agreement and Change in Terms Agreement filed as Exhibits 4.1 and 4.2, respectively, to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. In May 2003, S&T Bank agreed to a modification of the S&T Loan Agreement that removed a prior prohibition of declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock. The prohibition concerning payment of dividends for the Series C preferred stock remains in effect under the S&T Loan Agreement. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2004. The Company was in compliance with all other covenants as of March 31, 2004 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of March 31, 2004, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through June 30, 2004. Accrued but unpaid dividends on the Series C preferred stock were approximately $2,075,000 as of March 31, 2004 and approximately $2,118,000 as of May 13, 2004. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued and unpaid dividends on June 30, 2006 and, if business conditions so permit, to commence thereafter the payment of scheduled quarterly dividends.

As of March 31, 2004, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2004 and approximately $6,000 as of May 13, 2004.

As of March 31, 2004, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock is convertible into shares of the Company’s common stock until the earlier of May 31, 2004 or the Company’s redemption of the Series F preferred shares, if any. Any holder of Series F preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series F preferred stock which shall be no later than thirty days from the date of notice. Each share of Series F preferred stock is convertible into 508 shares of common stock, the number of shares obtained by dividing 1,000 per preferred share by $1.966, which was 85% of the closing price of the common stock as reported by Nasdaq on the last trading date prior to the first anniversary of the date of issuance of the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of March 31, 2004 and approximately $49,000 as of May 13, 2004. Holders of the Series F preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of March 31, 2004, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, Series G preferred stock is convertible into shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Each share of Series G preferred stock is convertible into 28,571 shares of common stock. The conversion price was set on December 29, 2001, the first anniversary of the issuance of the Series G preferred stock, at the minimum permissible price of $0.35 per common share. The minimum price became effective since it exceeded 85% of the average closing price of the common stock for the five trading days prior to December 29, 2001. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of March 31, 2004 and approximately $14,000 as of May 13, 2004. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

The Company expects to continue to accrue dividends for the Series C, D, F and G preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F and G preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock, if applicable, occurs related to the Series D, F and G preferred stock, aggregate scheduled dividend payments related to these series of preferred stock are approximately $266,000 and $355,000 for the remainder of 2004 and 2005, respectively. If the current prohibition under the Company’s credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, and the Company has legally available funds, the Company anticipates approximately $2,864,000 of dividends will be paid on June 30, 2006 related to the Series C preferred stock. Aggregate scheduled quarterly dividend payments for 2006 for Series D, F and G and for Series C preferred stock subsequent to the initial scheduled payment are approximately $475,000. Since none of the issues of preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Assuming no redemption or conversion of preferred stock occurs, estimated annual dividend payment requirements for 2007 and beyond are approximately $715,000 per year.

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

The Company has an outstanding amended note payable in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of January, April, July and October. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of March 31, 2004 and approximately $66,000 as of May 13, 2004.

Capital expenditures during the three months ended March 31, 2004 were approximately $43,000 and included computer hardware, software and networking equipment for the Company’s periodic upgrading of technology. Management forecasts that capital expenditures will not exceed $200,000 for the full year 2004, and will be for computer hardware, software and networking equipment for the Company’s periodic upgrading of technology and for leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during 2004 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

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

Risk Factors

Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “will,” “seek” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Backlog. As of March 31, 2004, the Company’s total committed backlog for the final three quarters of 2004 and for 2005 were approximately $3,557,000 and $66,000, respectively. Revenue realized in the first quarter of 2004 plus committed backlog as of March 31, 2004 for the remainder of the year approximates 53% of 2003 revenue. As of March 31, 2004, committed backlog for the Interactive Media Solution Area for the final three quarters of 2004 and for 2005 was approximately $1,997,000 and $10,000, respectively. Interactive Media revenue for the first quarter of 2004 plus backlog as of March 31, 2004 for the remainder of the year is approximately 45% of 2003 Interactive Media revenue. During April 2004, Carnival and the Company entered into a contract amendment providing for the installation of an interactive television system on the Carnival Valor expected to begin in 2004, substantially increasing backlog for the Interactive Media Solution Area. The Interactive Media backlog principally consists of a small number of large projects. Additional revenue may be difficult to obtain given Interactive Media’s concentration in the cruise industry and history of long lead times associated with obtaining new engagements. The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. To date, the majority of installations performed by Interactive Media have been on newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2002 or 2003. Furthermore, the level of cruise industry new-build commitments is expected to drop significantly during 2005 and 2006. Management has undertaken initiatives to facilitate the marketing of systems for ships currently in service, including ongoing efforts to lower system costs and the creation of programs that enhance cruise lines’ incremental revenue and return on investment. Failure to obtain a significant level of additional projects or unexpected schedule delays or project cancellations for projects currently in the Interactive Media backlog would significantly negatively impact the Company’s business, results of operations and financial condition.

As of March 31, 2004, backlog for the final three quarters of 2004 is approximately $867,000 and $613,000 for the Technology Infrastructure and E-Business Solution Areas, respectively. Technology Infrastructure revenue for the first quarter of 2004 plus backlog as of March 31, 2004 for the remainder of the year is approximately 101% of 2003 Technology Infrastructure revenue. E-Business revenue for the first quarter of 2004 plus backlog as of March 31, 2004 for the remainder of the year is approximately 54% of 2003 E-Business revenue. Backlog for the Technology Infrastructure and E-Business Solution Areas is 54% higher as of March 31, 2004 than as of December 31, 2003. There can be no assurance, however, that the recent improvement in backlog levels for Technology Infrastructure and E-Business will be sustained. The Company’s future success is dependent on its ability to continue to identify and obtain engagements from customers for the Company’s services. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s business, results of operations and financial condition.

Solution Area and Customer Concentration. Interactive Media consulting and systems integration services accounted for approximately 58% and 42% of the Company’s revenue for the year ended December 31, 2003 and three-month period ended March 31, 2004, respectively. Interactive Media services also accounted for 63% and 45%, respectively, of the Company’s gross profit for these periods. Interactive Media revenue is highly concentrated among a few customers in the cruise industry. During the three-month period ended March 31, 2004, two significant Interactive Media customers operating in the cruise industry, Royal Caribbean and Carnival, accounted for 21% and 20%, respectively, of the Company’s consolidated revenue. During the year ended December 31, 2003, three significant Interactive Media customers operating in the cruise industry, Royal Caribbean, Carnival and Costa, accounted for 22%, 19% and 18%, respectively, of the Company’s consolidated revenue. Carnival and Costa are affiliates of one another. Interactive Media projects also represent a majority of the Company’s committed backlog for the remainder of 2004. The loss of any of these customers would likely negatively impact the Company’s business, results of operations and financial condition.

Fluctuations in Operating Results. The Company expects to experience significant fluctuations in its future operating results, particularly for quarterly periods, that may be caused by many factors, including fluctuations in backlog and changes in the scheduling, or the addition or conclusion, of significant consulting or systems integration engagements. Accordingly, revenue and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Currently, the Company’s management anticipates that net income will be recognized for the full year of 2004. However, losses may be incurred in 2004 and future periods due to a variety of factors, including the risk factors described herein. There can be no assurance that the Company will be able to achieve revenue growth or improvements to profitability on an ongoing basis, or at all, in the future.

Competitive Market Conditions. The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a long-term trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Changes in the development and usage of computer hardware, software, Internet applications and networking capabilities require continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers. The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s interactive media consulting and systems integration services are currently provided to a limited market of cruise lines. The types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers. The Company utilizes end-user components and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. The Company has developed software applications and interfaces for the On Command components and hardware platforms. The Company believes its application development expertise and the On Command hardware platform offer cost-effective, flexible solutions with a broad range of functionality. However, some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and applications with superior functionality or cost advantages over the Company’s systems and applications.

Geopolitical Considerations. Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. Through 2002 and 2003, passenger occupancy recovered from this decline and realized additional growth, but fare discounting persisted, negatively impacting cruise industry returns. Should any future war, incidents of terrorism or the threat of retaliatory attacks cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations would have a negative impact on the Company’s future results of operations. Any events which negatively impact the cruise industry or potential customers in other markets may also negatively impact the Interactive Media Solution Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, E-Business or Outsourced Services customers, the Company’s business, results of operations and financial condition may also be negatively impacted.

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

Proprietary Technology; Absence of Patents. The Company does not have patents on any of the system configurations, designs or applications it utilizes and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company’s policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of the Company’s or customers’ software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the system configurations, designs or applications and proprietary information utilized by the Company or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect the utilized system configurations, designs or applications. Any misappropriation of the Company’s proprietary information could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. In this were to occur, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims; discontinue the use of certain software codes or processes; develop non-infringing technology; or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to identify or develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending against any of these claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended March 31, 2004, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2004, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $2,075,000 as of March 31, 2004 and approximately $2,118,000 as of May 13, 2004. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

As of March 31, 2004, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2004 and approximately $6,000 as of May 13, 2004.

As of March 31, 2004, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption or conversion, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of March 31, 2004 and approximately $49,000 as of May 13, 2004.

As of March 31, 2004, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of March 31, 2004 and approximately $14,000 as of May 13, 2004.

The payment of any dividend on shares of any outstanding series of the Company’s preferred stock is subject to legally available funds under Delaware law. See Part I – Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit

10.1	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines dated April 22, 2004 (subject to request for confidential treatment)

10.2	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines dated April 21, 2004 (subject to request for confidential treatment)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On February 27, 2004, Allin Corporation furnished to the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – February 25, 2004) to which a copy of the Company’s Press Release of February 25, 2004 announcing financial results for the quarter and year ended December 31, 2003 was attached as an exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION (Registrant)

Date: May 13, 2004	By:	/s/ RICHARD W. TALARICO

Richard W. Talarico Chairman and Chief Executive Officer

Date: May 13, 2004	By:	/s/ DEAN C. PRASKACH

Dean C. Praskach Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

March 31, 2004

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines dated April 22, 2004 (subject to request for confidential treatment)

10.2	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines dated April 21, 2004 (subject to request for confidential treatment)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002