Form 10-Q
period 2004-09-30
ALLIN CORP
filed 2004-11-12
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

As of November 1, 2004

Common Stock, 6,967,339 Shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I,,Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “will,” “seek,” “continue,” “show improvement” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	September 30, 2004
	(See Note 1)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,580	$3,855
Accounts receivable, net of allowance for doubtful accounts of $48 and $47	1,927	2,352
Unbilled receivable	175	159
Current portion of note receivable from employee	3	3
Inventory	68	77
Prepaid expenses	205	193
Costs and estimated gross margins in excess of billings	115	—
Deferred income tax asset	138	138

Total current assets	7,211	6,777

Property and equipment, at cost:
Leasehold improvements	478	460
Furniture and equipment	1,338	1,358

	1,816	1,818
Less—accumulated depreciation	(1,699)	(1,689)

	117	129
Other assets:
Non-current portion of note receivable from employee	12	10
Goodwill, net of accumulated amortization of $3,742	790	790
Customer list, net of accumulated amortization of $854 and $931	1,026	949

Total assets	$9,156	$8,655

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	September 30, 2004
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$979	$724
Current note payable	—	1,000
Accrued liabilities:
Compensation and payroll taxes	314	240
Current portion of dividends on preferred stock	76	75
Other	298	320
Billings in excess of costs and estimated gross margins	598	949
Deferred revenue	30	63

Total current liabilities	2,295	3,371

Non-current portion of dividends on preferred stock	2,026	2,302
Non-current note payable	1,000	—

Total liabilities	5,321	5,673

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,054	1,064
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	40,206	39,655
Warrants	419	419
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(43,539)	(43,851)

Total shareholders’ equity	3,835	2,982

Total liabilities and shareholders’ equity	$9,156	$8,655

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Revenue:
Consulting services	$1,572	$1,849	$5,273	$5,904
Integration services	1,119	133	3,664	1,537
Outsourced services	162	164	526	471
Information system product sales	132	171	253	343
Other services	23	13	70	48

Total revenue	3,008	2,330	9,786	8,303

Cost of sales:
Consulting services	630	841	2,051	2,677
Integration services	490	75	1,869	696
Outsourced services	125	127	410	365
Information system product sales	78	135	138	258
Other services	—	—	—	1

Total cost of sales	1,323	1,178	4,468	3,997

Gross profit:
Consulting services	942	1,008	3,222	3,227
Integration services	629	58	1,795	841
Outsourced services	37	37	116	106
Information system product sales	54	36	115	85
Other services	23	13	70	47

Total gross profit	1,685	1,152	5,318	4,306

Selling, general & administrative expenses:
Depreciation and amortization	56	46	206	141
Loss (gain) on impairment or disposal of assets	—	1	27	(6)
Other selling, general & administrative expenses	1,389	1,459	4,070	4,460

Total selling, general & administrative expenses	1,445	1,506	4,303	4,595

Income (loss) from operations	240	(354)	1,015	(289)

Interest income	(8)	(11)	(25)	(28)
Interest expense	19	19	56	58

Income (loss) before provision for income taxes	229	(362)	984	(319)

Provision for (benefit friom) income taxes	63	(6)	118	(6)

Net income (loss)	166	(356)	866	(313)

Dividends and accretion on preferred stock	179	187	528	551

Net (loss) income attributable to common shareholders	$(13)	$(543)	$338	$(864)

Earnings (loss) per common share - basic	$0.00	$(0.08)	$0.05	$(0.12)

Earnings (loss) per common share - diluted	$0.00	$(0.08)	$0.04	$(0.12)

Weighted average shares outstanding - basic	6,967,339	6,967,339	6,967,339	6,967,339

Weighted average shares outstanding - diluted	6,967,339	6,967,339	11,260,107	6,967,339

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net income (loss)	866	(313)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	206	141
Provision for income taxes	76	—
Loss (gain) from impairment or disposal of assets	27	(6)
Changes in certain assets and liabilities:
Accounts receivable	2,402	(425)
Unbilled receivable	129	16
Inventory	(61)	(9)
Prepaid expenses	34	12
Costs and estimated gross margins in excess of billings	367	115
Accounts payable	(1,788)	(255)
Accrued liabilities	50	(50)
Billings in excess of costs and estimated gross margins	560	351
Deferred revenue	1	33

Net cash flows provided by (used for) operating activities	2,869	(390)

Cash flows from investing activities:
Proceeds from sale of assets	—	17
Capital expenditures	(58)	(88)

Net cash flows used for investing activities	(58)	(71)

Cash flows from financing activities:
Repayment of loan to employee	—	2
Payment of dividends on preferred stock	(266)	(266)

Net cash flows used for financing activities	(266)	(264)

Net change in cash and cash equivalents	2,545	(725)
Cash and cash equivalents, beginning of period	1,895	4,580

Cash and cash equivalents, end of period	4,440	3,855

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 2003 and 2004 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2002 and 2003, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2003. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 5 – Goodwill and Customer List, 6 - Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2003 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Some sales are associated with consulting projects where the Company recommends that the customer implement certain technology products in order to facilitate the Company’s technology-based solution. Where information system product sales are part of these multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Earnings Per Share

Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share (“SFAS No. 128”). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company’s outstanding stock options and warrants and the Company’s Series G convertible redeemable preferred stock are considered potentially dilutive securities under SFAS No. 128 and are included in the calculation of diluted EPS if the effect is dilutive. The Company’s Series D and F convertible redeemable preferred stock were also potentially dilutive securities prior to the expiration of their respective convertibility features in August 2003 and May 2004.

The Company’s convertible preferred stock and outstanding stock options and warrants were not included in the calculations of diluted EPS for the three-month period ended September 30, 2003 and the three- and nine-month periods ended September 30, 2004. Since the Company recognized net losses attributable to common shareholders in these periods, the effect of inclusion of the convertible preferred stock and outstanding stock options and warrants in the calculations would have been anti-dilutive. The additional shares that would have been included in the diluted EPS calculations related to the convertible preferred stock, if the effect was not anti-dilutive, were 5,158,435 for the three-month period ended September 30, 2003 and 4,285,714 and 4,567,883, respectively, for the three- and nine-month periods ended September 30, 2004. The average market prices of the Company’s common stock exceeded the exercise prices of 50,000, 55,000 and 60,000 outstanding options during the three-month period ended September 30, 2003 and the three- and nine-month periods ended September 30, 2004, respectively. This would have resulted in the inclusion of 10,451, 7,143 and 19,420 additional shares, respectively, in the calculations of diluted EPS for the three-month period ended September 30, 2003 and the three- and nine-month periods ended September 30, 2004, respectively, if the effect had not been anti-dilutive. The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for these periods.

For the nine-month period ended September 30, 2003, a total of 4,285,714 additional shares were included in the calculation of diluted EPS for the effect of convertible preferred stock. An additional 1,136,048 shares would have been included for convertible preferred stock if the effect had not been anti-dilutive. The average market prices of the Company’s common stock exceeded the exercise prices of 45,000 outstanding options during the nine-month period ended September 30, 2003. This resulted in the inclusion of 7,054 additional shares in the calculation of diluted EPS for the period. The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for this period.

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

The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2003 and September 30, 2004, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of September 30, 2004, two significant customers comprised 29% and 13%, respectively, of the Company’s accounts receivable. As of December 31, 2003, three significant customers comprised 18%, 17% and 13%, respectively, of the Company’s accounts receivable and two of the customers were affiliates of each other.

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

Financial Instruments

As of September 30, 2004, the Company’s Consolidated Balance Sheet includes a note payable with a principal balance of $1,000,000 related to the acquisition of Allin Corporation of California (“Allin Consulting-California”). The principal balance of the note payable, which is due April 15, 2005, is recorded at the face value of the instrument. The Company accrues interest at fixed rates and makes quarterly interest payments.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative or other market rate sensitive financial instruments.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), which amends Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Accordingly, no compensation expense has been recognized for the Company’s stock-based compensation plans. SFAS No. 148 amended SFAS No. 123 to provide alternate transition methods for adoption of the fair value based method of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company has elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123. Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net income or loss and earnings (loss) per share would have been as follows:

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—	$—
Net income (loss)	166	(356)	866	(313)
Net income (loss) attributable to common shareholders	(13)	(543)	338	(864)
Earnings (loss) per share – basic	$0.00	$(0.08)	$0.05	$(0.12)
Earnings (loss) per share – diluted	$0.00	$(0.08)	$0.04	$(0.12)

Pro forma
Stock-based employee compensation cost, net of tax	$15	$9	$55	$31
Net income (loss)	151	(365)	811	(344)
Net income (loss) attributable to common shareholders	(28)	(552)	283	(895)
Earnings (loss) per share – basic	$0.00	$(0.08)	$0.04	$(0.13)
Earnings (loss) per share – diluted	$0.00	$(0.08)	$0.03	$(0.13)

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF No. 04-8”), that all issued securities with embedded conversion features that are contingently exercisable upon occurrence of a market price condition should be included in the calculation of diluted EPS regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency. The Financial Accounting Standards Board is presently in the process of amending certain aspects of SFAS No. 128 and is expected to require that share settlement be assumed in the diluted EPS calculation for contracts that can be settled in stock or cash. The consensus in EITF No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. The Company does not believe that EITF No. 04-8 will have a material effect on the Company’s diluted EPS calculation as the Company has not issued any securities with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency. The Company will evaluate the impact of any amendment to SFAS No. 128 once issued.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were approximately $27,000 during the three-month period ended September 30, 2003. There were no cash payments for income taxes during the three-month period ended September 30, 2004. Cash payments for interest were approximately $18,000 and $19,000 during the three-month periods ended September 30, 2003 and 2004, respectively. Cash payments of dividends were approximately $89,000 and $90,000 during the three-month periods ended September 30, 2003 and 2004, respectively. Dividends of approximately $162,000 and $170,000 were accrued but unpaid during the three-month periods ended September 30, 2003 and 2004, respectively, on outstanding shares of the Company’s preferred stock.

Cash payments for income taxes were approximately $51,000 and $6,000 during the nine-month periods ended September 30, 2003 and 2004, respectively. Cash payments for interest were approximately $55,000 and $58,000 during the nine-month periods ended September 30, 2003 and 2004, respectively. Cash payments of dividends were approximately $266,000 during each of the nine-month periods ended September 30, 2003 and 2004. Dividends of approximately $328,000 and $350,000 were accrued but unpaid during the nine-month periods ended September 30, 2003 and 2004, respectively, on outstanding shares of the Company’s preferred stock.

2. Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of September 30, 2004, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3. Equity Transactions and Changes in Shareholders’ Equity

During the three months ended September 30, 2004, the Company awarded options to purchase 10,000 shares of the Company’s common stock under the Company’s 2000 Stock Plan. The grant price was $0.155 per share, which was the closing market price of the Company’s common stock on the grant date. These options to purchase common shares will fully vest on the first anniversary of the grant date. There was no compensation expense recognized in conjunction with the award of the options. There were no forfeitures of options during the three months ended September 30, 2004 under any of the Company’s stock plans. Options granted under the 1996, 1997, 1998 and 2000 Stock Plans to purchase 123,500, 222,850, 237,800 and 181,000 shares, respectively, of common stock remain outstanding as of September 30, 2004.

Information concerning changes to Series G preferred stock and additional paid-in-capital during the nine months ended September 30, 2004 is as follows:

(Dollars in thousands)	Series G Preferred Stock	Additional Paid-in- Capital
Balance, December 31, 2003	$1,054	$40,206

Accretion of Series G preferred stock offering costs	10	(10)
Dividends accrued on preferred stock	—	(541)

Balance, September 30, 2004	$1,064	$39,655

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

There were no changes to the other components of shareholders’ equity during this period other than the increase in accumulated deficit resulting from the net loss realized for the nine months ended September 30, 2004.

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

As of September 30, 2004, maximum borrowing availability under the revolving credit loan was approximately $1,386,000. There was no outstanding balance as of September 30, 2004. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the nine months ended September 30, 2004, the rate of interest on any outstanding borrowings under the revolving credit loan would have ranged from 5.00% to 5.75%. As of September 30, 2004,, the interest rate in effect was 5.75%.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was not in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2004. S&T Bank granted a waiver of the compliance requirement for this period. The Company is in compliance with all other covenants as of September 30, 2004.

5. Goodwill and Customer List

As of September 30, 2004, the Company’s Consolidated Balance Sheet includes goodwill associated with the 1996 acquisition of Allin Consulting-California and the 1998 acquisitions of Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and MEGAbase, Inc., and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. Upon acquisition, these intangible assets were valued in accordance with the then prevailing accounting standard, Accounting Principals Board Opinion No. 16, Accounting for Business Combinations. Information concerning these assets is as follows:

As of September 30, 2004 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets Customer list	$1,881	$932	$949

Unamortized intangible assets Goodwill (1)	4,532	3,742	790

Total intangible assets	$6,413	$4,674	$1,739

(1)	Accumulated amortization for goodwill represents amortization expense from acquisition through December 31, 2001, after which amortization of goodwill was discontinued.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The table below reflects the changes in the recognized value of goodwill since January 1, 2003:

Recognized Value of Goodwill (Dollars in thousands)	Technology Infrastructure	Collaborative Solutions	Outsourced Services	Aggregate Value
Balance, January 1, 2003	$231	$494	$92	$817
Impairment losses recognized in 2003	(16)	—	(11)	(27)

Balance, September 30, 2004	$215	$494	$81	$790

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

Annual testing for potential impairment of the customer list under SFAS No. 144 for the 2003 fiscal year was performed as of January 1, 2003, based on the method described above. The estimated fair value of the customer list exceeded the recognized value, indicating no impairment. Industry information utilized for the annual testing as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous testing, despite an improvement in short-term prospects as of late 2003. Factors resulting in the lower long-term growth rate forecast included expectations that future growth in technology consulting would more closely correlate with expectations of overall economic conditions and competitive factors in the marketplace and be more dependent on economic return requirements than in the past, and the growing sourcing of business to offshore information technology enterprises, particularly for application development. The Company recorded a loss of approximately $349,000 in the quarter ended December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. The adjustment to the carrying value of the customer list due to the impairment resulted in a reduction in amortization expense beginning in 2004. Information regarding aggregate amortization expense recorded during the three- and nine-month periods ended September 30, 2003 and 2004, and expected through December 31, 2009, follows.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Amortization Expense

(Dollars in thousands)
Recorded expense for the:
Three months ended September 30, 2003	$34
Three months ended September 30, 2004	26

Nine months ended September 30, 2003	$103
Nine months ended September 30, 2004	77

Estimated expense to be recognized for the:
Year ending December 31, 2004	$103
Year ending December 31, 2005	103
Year ending December 31, 2006	103
Year ending December 31, 2007	103
Year ending December 31, 2008	103
Year ending December 31, 2009	103

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

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the operations of the Interactive Media Practice Area, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. The Company’s Interactive Media revenue is expected to decline significantly in 2004 as compared to 2003 and may continue to decline in future periods if the Company fails to obtain additional projects from existing or new customers. Valuation allowances have been recorded based on the Company’s estimates of realizability.

The (benefit from) provision for income taxes is comprised of the following for the three-and nine-month periods ended September 30, 2003 and 2004:

(Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Current
Federal	$—	$(3)	$13	$(3)
State	9	(3)	30	(3)

Total current	9	(6)	43	(6)

Deferred	104	(152)	469	(186)
Valuation allowance	(50)	152	(394)	186

Total income tax provision (benefit)	$63	$(6)	$118	$(6)

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for (benefit from) income taxes reflected in the Consolidated Statements of Operations is as follows for the three- and nine-month periods ended September 30, 2003 and 2004:

(Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Estimated provision for (benefit from) income taxes at federal statutory rate	$73	$(123)	$330	$(108)

Non-deductible intangible asset	18	9	44	26
Current state income tax expense, net of federal benefit	6	(2)	20	(2)
Change in valuation allowance	(50)	152	(394)	186
Change in estimates and other	16	(42)	118	(108)

Provision for (benefit from) income taxes	$63	$(6)	$118	$(6)

The components of the deferred tax assets and liabilities, as of December 31, 2003 and September 30, 2004, are as follows:

Deferred Tax Assets (Dollars in thousands)	December 31, 2003	September 30, 2004
Deferred tax assets:
Net operating loss carryforwards	$7,761	$7,998
Intangible asset differences	560	506
Miscellaneous	37	40

Total deferred tax assets	8,358	8,544
Valuation allowance	(8,220)	(8,406)

Net deferred tax assets	$138	$138

As of September 30, 2004, the Company estimates its potentially realizable net operating loss carryforwards are approximately $20,747,000 and $18,756,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $7,054,000 and $954,000, respectively, as of September 30, 2004, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2004 through 2024. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

Cash payments for income taxes were approximately $27,000 during the three-month period ended September 30, 2003. There were no cash payments for income taxes during the three-month period ended September 30, 2004. Cash payments for income taxes were approximately $51,000 and $6,000 during the nine-month periods ended September 30, 2003 and 2004, respectively.

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

Certain terminology regarding the Company’s operations was changed in 2004 as a result of management’s ongoing review of the Company’s business and direction. The Company now utilizes the term practice area to denote its core operating functions, whereas the term solution area had been previously used. Also, the practice area formerly known as E-Business was renamed Collaborative Solutions. Management believes Collaborative Solutions better reflects the broad scope of the practice area, including portals and information workflow solutions, business intelligence solutions and applications development and deployment. There were no changes in the personnel associated with or operations of the Collaborative Solutions Practice Area other than the name change.

The Company’s reported segments are the following: Collaborative Solutions Consulting, Technology Infrastructure Consulting, Interactive Media Consulting, Interactive Media Systems Integration, Outsourced Services, Information System Product Sales and Other Services. Revenue and gross profit for the three- and nine-month periods ended September 30, 2003 and assets as of December 31, 2003 reported for Collaborative Solutions Consulting were reported as E-Business Consulting in reports prior to June 30, 2004. There have been no changes to the amounts reported.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Collaborative Solutions Consulting	$660	$685	$2,026	$2,214
Technology Infrastructure Consulting	363	986	1,150	2,837
Interactive Media Consulting	549	178	2,097	853
Interactive Media Systems Integration	1,119	133	3,664	1,537
Outsourced Services	162	164	526	471
Information System Product Sales	132	171	253	343
Other Services	23	13	70	48

Consolidated Revenue from External Customers	$3,008	$2,330	$9,786	$8,303

Certain of the Company’s segments performed services for other segments. All revenue recorded for these services is eliminated in consolidation. Information on revenue from services for other segments is as follows:

	Revenue from Other Segments
(Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Services for Other Segments	$—	$34	$4	$64

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

	Gross Profit
(Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Collaborative Solutions Consulting	$325	$351	$1,006	$1,140
Technology Infrastructure Consulting	189	533	597	1,559
Interactive Media Consulting	428	124	1,619	528
Interactive Media Systems Integration	629	58	1,795	841
Outsourced Services	37	37	116	106
Information System Product Sales	54	36	115	85
Other Services	23	13	70	47

Consolidated Gross Profit	$1,685	$1,152	$5,318	$4,306

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
As of	December 31, 2003	September 30, 2004
Collaborative Solutions Consulting	$1,835	$1,884
Technology Infrastructure Consulting	946	1,533
Interactive Media Consulting	820	523
Interactive Media Systems Integration	792	385
Outsourced Services	537	509
Information System Product Sales	81	112
Other Services	19	5
Corporate & Other	4,126	3,704

Consolidated Total Assets	$9,156	$8,655

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Information about Major Customers

Information regarding revenue derived from major customers for the three- and nine-month periods ended September 30, 2003 and 2004 is summarized in the table below. A significant portion of the Company’s revenue in the three- and nine month periods ended September 30, 2003 and during the nine-month period was derived from a small number of customers of the Interactive Media Practice Area, all of which are concentrated in the cruise industry. For the nine-month period ended September 30, 2003, two of the three customers representing greater than ten percent of the Company’s consolidated revenue are affiliates of each other. During 2004, there has been a significant decline in the level of services provided to the Interactive Media customers, which has significantly negatively impacted the Company’s results of operations. Consequently, during the three-month period ended September 30, 2004, none of the Interactive Media customers accounted for 10% or greater of the Company’s consolidated revenue. During this period, one major customer accounted for 13% of consolidated revenue utilizing the services of the Company’s Collaborative Solutions and Technology Infrastructure Practice Areas. The major customer is not in the cruise industry and is not related to the major customers noted for the other reporting periods.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended September 30, 2003
1,023	34%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

466	16%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

Three Months Ended September 30, 2004
306	13%	Collaborative Solutions Consulting, Technology Infrastructure Consulting

Nine Months Ended September 30, 2003
2,316	24%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

1,958	20%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

1,652	17%	Interactive Media Consulting, Interactive Media Systems Integration

Nine Months Ended September 30, 2004
1,218	15%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

1,097	13%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales

Information about Major Supplier

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software to be utilized in the operations of the Interactive Media Systems Integration and Information System Product Sales segments. Historically, these materials purchases have been highly concentrated with one major supplier. During the three-month periods ended September 30, 2003 and 2004, 32% and 70%, respectively, of materials purchases for the operations of these segments were from this major supplier. During the nine-month periods ended September 30, 2003 and 2004, 89% and 66%, respectively, of materials purchases for the operations of these segments were from this major supplier.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company operates under a License and Supply Agreement with the supplier. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted the Company’s subsidiary, Allin Interactive Corporation (“Allin Interactive”), exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level. Based on aggregate purchases through September 30, 2004 and purchases expected to be made over the succeeding nine months to fulfill Interactive Media backlog for systems integration projects, the Company believes it is unlikely the minimum threshold required to maintain exclusivity beyond June 30, 2005 will be reached. The Company does not expect that the potential loss of exclusivity for the cruise line market will negatively impact its ability to purchase interactive television equipment, computer hardware, networking equipment and software from the major supplier.

8. Subsequent Event

Option Grants

During November 2004, the Company awarded options to purchase 10,000 shares of the Company’s common stock under the Company’s 2000 Stock Plan, with exercise prices set at the closing market prices of the Company’s common stock on the effective dates of grant. These options to purchase common shares will fully vest on the first anniversaries of the effective dates of grant. No compensation expense will be recognized in conjunction with the award of the options.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three- and nine-month periods ended September 30, 2003 and 2004. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements - in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. Certain terminology regarding the Company’s operations was changed during the second quarter of 2004 as a result of management’s ongoing review of the Company’s business and direction. The Company now utilizes the term practice area to denote its core operating functions, whereas the term solution area was previously used. Also, the practice area formerly known as E-Business was renamed Collaborative Solutions. Management believes Collaborative Solutions better reflects the broad scope of the practice area, including portals and information workflow solutions, business intelligence solutions and applications development and deployment.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “estimates,” “expects,” “anticipates,” “believes,” “intends,” “will,” “seek,” “continue,” “show improvement” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, geopolitical considerations, the Company’s ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company’s existing lines of business and technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Overview of Organization, Operations & Markets

Allin Corporation is a leading provider of Microsoft-focused information technology consulting services. The Company designs, develops and deploys enterprise-quality platforms, systems and applications that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s operations center on three practice areas: Interactive Media, Technology Infrastructure and Collaborative Solutions. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. Management believes the effective delivery of technology-based solutions addressing business needs will foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California. Interactive Media operations are provided from the Company’s Ft. Lauderdale office while Technology Infrastructure and Collaborative Solutions consulting services are provided from the Company’s Northern California and Pittsburgh offices.

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

applications and high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises, Inc. (“Celebrity”). Management believes Interactive Media’s extensive experience in applications development and interactive television system implementation, the broad scope of developed applications, the large installed base of thirty existing systems, and the flexibility and cost effectiveness of the Company’s scalable interactive television solutions create advantages for the Company over its competitors and make the Company the industry leader in providing interactive television services to the cruise market. The Company emphasizes these factors and the availability of comprehensive support services in marketing Interactive Media services to the cruise industry. On Command Video Corporation (“On Command”) is the primary supplier of computer hardware platforms and configurations, end-user components and associated operating software for the Company’s interactive television systems integration projects. The Company has designed and developed unique application software which maximizes the capabilities of the On Command hardware platform for the Company’s customers. Interactive Media revenue from consulting and systems integration services represented 58% and 29% of the Company’s revenue during 2003 and the first nine months of 2004, respectively.

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft Corporation (“Microsoft”) technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, operations management and information system security solutions. Technology Infrastructure consulting revenue represented 13% and 34% of the Company’s revenue during 2003 and the first nine months of 2004, respectively.

•	The Collaborative Solutions Practice Area provides portals and information workflow solutions, business intelligence solutions and development and deployment of applications based on the latest Microsoft technologies. Collaborative Solutions enables organizations to evaluate and optimize business processes, streamline information creation, storage, sharing and retrieval and extend the accessibility of corporate messages, products, services and processes to customers, partners and suppliers. Collaborative Solutions emphasizes Internet and intranet capabilities, extranet-based supply chains, electronic commerce sites and interfaces with, or custom development for, business operation transaction systems. Collaborative Solutions also provides business process consulting services that enable customers to utilize Microsoft Business Solutions software to automate processes and enhance operations. Collaborative Solutions consulting revenue represented 21% and 27% of the Company’s revenue during 2003 and the first nine months of 2004, respectively.

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

The following provides a summary of key financial information from the Company’s Statements of Operations for the three- and nine-month periods ended September 30, 2003 and 2004, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended September 30,		% Change
	2003	2004	2004
Statement of Operations Data:
Revenue	$3,008	$2,330	(23)%
Gross profit	1,685	1,152	(32)%
Selling, general & administrative expenses	1,445	1,506	4%
Net income (loss)	166	(356)	(314)%

Comparing the third quarter of 2004 to the third quarter of 2003, the Company experienced significant period-to-period declines in revenue of $678,000 and gross profit of $533,000. The declines resulted from the consulting and systems integration operations of the Interactive Media Practice Area, where revenue and gross profit declined by $1,357,000 and $875,000, respectively. In percentage terms, the declines were 81% and 83%, respectively, for Interactive Media revenue and gross profit. The declines were partially offset by period-to-period improvement in the revenue and gross profit realized by the Technology Infrastructure and Collaborative Solutions Practice Areas. Technology Infrastructure experienced growth in revenue of $623,000, or 172%, and gross profit of $344,000, or 182%. The growth in Technology Infrastructure revenue more than offset the decline in Interactive Media consulting, resulting in net growth in the Company’s overall consulting services. Collaborative Solutions realized improvement in revenue of $25,000, or 4%, and in gross profit of $26,000, or 8%. The Company’s profitability declined by $522,000, primarily as a result of the decline in Interactive Media services during the 2004 period.

(Dollars in thousands)	Nine Months Ended September 30,		% Change
	2003	2004	2004
Statement of Operations Data:
Revenue	$9,786	$8,303	(15)%
Gross profit	5,318	4,306	(19)%
Selling, general & administrative expenses	4,303	4,595	7%
Net income (loss)	866	(313)	(136)%

Comparative results for the nine-month periods ended September 30, 2003 and 2004 reflect declines in revenue, gross profit and profitability of $1,483,000, $1,012,000 and $1,179,000, respectively, for the 2004 period. However, the magnitude of the nine-month period-to-period declines, for both the Company and the Interactive Media Practice Area, are much smaller on a percentage basis than the quarterly declines discussed above, because Interactive Media had stronger first quarter 2004 results than in the succeeding two quarters. Interactive Media revenue and gross profit declined by $3,371,000, or 59%, and

$2,045,000, or 60%, respectively, for the first nine months of 2004 as compared to the first nine months of 2003. The declines were partially offset by period-to-period improvement in the revenue and gross profit realized by the Technology Infrastructure and Collaborative Solutions Practice Areas. Technology Infrastructure realized growth in revenue of $1,687,000, or 147%, and gross profit of $962,000, or 161%. The growth in Technology Infrastructure revenue more than offset the decline in Interactive Media consulting, resulting in net growth in the Company’s overall consulting services. Collaborative Solutions realized improvement in revenue of $188,000, or 9%, and in gross profit of $134,000, or 13%. The Company’s profitability declined by $1,179,000, primarily as a result of the decline in Interactive Media services during the 2004 period.

The majority of the Interactive Media Practice Area’s revenue and gross profit in recent years has been derived from consulting and systems integration services for a small number of customers concentrated in the cruise industry. Interactive Media’s operations during this period have typically included large projects for interactive television system installations on newly-built cruise ships. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2003. Consequently, the level of Interactive Media activity related to these major projects was significantly lower in the first nine months of 2004 than in the comparable period of 2003, resulting in the period-to-period declines in Interactive Media revenue and gross profit indicated above. The diminished activity on major projects was more pronounced in the second and third quarters of 2004 than in the first quarter. Based on current ship installation project schedules, the Company anticipates that activity on projects of this type will show improvement in the fourth quarter of 2004 as compared to the second or third quarters of this year. However, management anticipates that significantly lower levels of revenue and gross profit will be realized by the Interactive Media Practice Area for the full year 2004 than were realized in 2003. Management expects the Company’s overall revenue and results of operations for 2004 will be significantly negatively impacted by the decline in the level of Interactive Media services.

The Company’s committed backlog for Interactive Media consulting and systems integration services was approximately $4,062,000 as of September 30, 2004, as compared to approximately $3,353,000 as of December 31, 2003. Approximately $2,325,000 of the Interactive Media backlog is expected to be realized in the fourth quarter of 2004 while the remaining $1,737,000 is expected to be realized in 2005. Only one significant interactive television system installation is among the projects included in the backlog expected to be realized in 2005, the installation of a system on the Carnival Liberty, under an August 2004 amendment to a prior agreement with Carnival. The level of cruise industry new-build commitments is expected to drop during 2005. In addition to newly-built ships, management is also focusing its sales efforts on interactive television systems for ships currently in service. Initiatives include ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment. The Interactive Media Practice Area’s operations in 2005 will be significantly impacted by the Company’s ability to market interactive television systems for ships currently in service, add new cruise industry customers or develop alternate markets for consulting and systems integration services based on interactive media.

Management attributes the improvement in revenue and gross profit for the Technology Infrastructure Practice Area to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning. Activity during the first nine months of 2004 represented a continuation of the upturn in demand for Technology Infrastructure consulting services that began in the fourth quarter of 2003, following several years during which the level of demand for Technology Infrastructure services was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management attributes the period-to-period growth in Collaborative Solutions revenue and gross profit primarily to the Company’s December 2003 commencement of consulting services related to Microsoft Business Solutions technology. There can be no assurance that the Technology Infrastructure or Collaborative Solutions Practice Areas will realize future revenue equal to or greater than current levels or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations. The Company’s committed backlog for Technology Infrastructure and Collaborative Solutions consulting was approximately $956,000 as of September 30, 2004, as compared to approximately $960,000 as of December 31, 2003. All of the backlog as of September 30, 2004 is expected to be realized in the fourth quarter of 2004.

The Company’s cash balances decreased from $4,580,000 as of December 31, 2003 to $3,855,000 as of September 30, 2004, a decline of $725,000. The most significant factors in the decline were net cash flows used by operating activities of $390,000, both as a result of current operations and from changes in working capital, and net cash flows used by financing activities, primarily for payment of $266,000 in dividends on preferred stock. The Company’s cash balances may be diminished over the remainder of 2004 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock and other factors. The Company also has material obligations which will likely require significant cash payments in future periods beyond 2004, including repayment of a note with a principal balance of $1,000,000 in 2005 and the scheduled payment of $2,864,000 of accrued dividends on the Company’s Series C Redeemable Preferred Stock in 2006. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of September 30, 2004, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. Since 1998, the Company has utilized the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions competency, while Allin Consulting-Pennsylvania has also been designated with the Security Solutions, Information Worker Solutions, Microsoft Business Solutions and Networking Solutions competencies. Allin Consulting-Pennsylvania is the only partner in the Pittsburgh area to be awarded more than one technical competency designation. In June 2004, Allin Consulting-California received a Microsoft Area Partner Award for Marketing Effectiveness in recognition of the high quality of the content and business-related information from its technical seminar program. The Company has also been recognized by Microsoft for demonstrated capabilities in developing and deploying project management solutions, and has assisted Microsoft in building awareness of the capabilities of new products and encouraging associated implementation and applications development. The Company intends to continue its specialization in Microsoft-based technology and its joint marketing efforts with Microsoft. Management believes that the Company’s Microsoft gold-certified partner status, technical competency designations and past and current participation on Microsoft advisory councils and product implementation teams provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings and serve as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s Internet-, business intelligence- and infrastructure-based products since Microsoft has historically relied extensively on third parties for custom development and integration services.

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

In addition to the practice areas described above, the Company’s operations include three other segments, Outsourced Services, Information System Product Sales and Other Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects. Information System Product Sales reflects the Company’s sales of interactive television equipment and computer hardware, software and supplies. The Company actively promotes the sale of certain Microsoft Business Solutions software and associated products. The capability to provide other information system products related to technology solutions recommended and implemented by the practice areas is maintained primarily as a means to ensure customer convenience and satisfaction. Product sale and service-based revenue are accounted for separately, with any revenue from product sales included with the Information System Product Sales segment. The Other Services segment reflects activity from the Company’s occasional performance of website hosting and archival services and revenue from referral commissions or placement fees. These three segments collectively account for 15% or less of the Company’s revenue in all of the periods presented in the Consolidated Statements of Operations.

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

Revenue associated with Interactive Media operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting methods described above was approximately 44% and 10% of the Company’s total revenue for the three-month periods ended September 30, 2003 and 2004, respectively, and approximately 53% and 23% of the Company’s total revenue for the nine-month periods ended September 30, 2003 and 2004, respectively.

The Company’s practice areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was approximately 3% and 4% of the Company’s total revenue for the three-month periods ended September 30, 2003 and 2004, respectively, and approximately 3% and 5% of the Company’s total revenue for the nine-month periods ended September 30, 2003 and 2004, respectively.

Usage of the revenue recognition methods described above can result in unwarranted acceleration of, or delay in, recognition of revenue if management’s estimates of certain critical factors such as expected total project labor are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status and consideration of past performance on similar projects mitigate the potential for inappropriate revenue recognition since the reviews result in each update of revenue recognition being based on both the latest available information and the Company’s experience. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue recognition for these projects may also impact the carrying value, if any, of unbilled receivables, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins and deferred revenue on the Company’s Consolidated Balance Sheets.

Goodwill and Customer List. The Company’s intangible assets include goodwill associated with the acquisitions of Allin Consulting-California in 1996 and Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998 and a customer list associated with the acquisition of Allin Consulting-Pennsylvania. As of September 30, 2004, recognized balances for the customer list and goodwill were approximately $949,000 and $790,000, respectively.

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

The estimate of fair value exceeded the recognized value of the customer list in annual testing performed as of January 1, 2003. Industry information utilized for the annual testing as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous information despite an improvement in short-term prospects as of late 2003. The forecast reduction in longer-term growth rates resulted from expectations that future growth will more closely correlate with overall economic conditions and competitive factors in the marketplace and will be more dependent on economic return requirements than in the past, and the growing sourcing of business to offshore technology enterprises. Allin Consulting-Pennsylvania recorded a loss of approximately $349,000 as of December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. Management will evaluate the potential indicators for impairment of the customer list during 2004 and will perform interim testing if deemed appropriate.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media Practice Area. In recent periods, Interactive Media revenue has primarily resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. The Company’s Interactive Media revenue is expected to decline significantly in 2004 due to an expected decline in the number of large projects undertaken and could continue to decline in future periods if the Company fails to obtain additional projects from existing or new customers. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising from net operating loss carryforwards include projections for Interactive Media’s future operations that are based solely on projects included in committed backlog or considered highly likely to be undertaken. Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2003 and as of September 30, 2004. The Company believes that material uncertainty continues to exist as of September 30, 2004 as to the long-term realization of additional deferred tax benefits given the risks associated with Company’s operations. Valuation allowances recorded in the current year and prior years offset any additional net deferred tax assets.

Certain Related Party Transactions

During the three- and nine-month periods ended September 30, 2003 and 2004, the Company engaged in transactions with related parties, including sale of services and products and rental payments for office space. Services and products sold represented approximately 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was approximately $34,000 during each of the three-month periods ended September 30, 2003 and 2004, and approximately $102,000 during each of the nine-month periods ended September 30, 2003 and 2004. This represented 2% of selling, general and administrative expenses during each of the periods. The Company has rented its Pittsburgh office space on a month-to-month basis since the expiration of a five-year lease on January 31, 2002. The Company’s landlord agreed to this arrangement until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to other space within the same building commensurate with its needs or, if such space is not available, space in another building. Management believes the current arrangement benefits both parties as the Company benefited from an expense reduction as compared to lease rental costs and has deferred the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended September 30, 2003 and 2004 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Period-to- Period % Change
Collaborative Solutions Consulting	$660	$685	4%
Technology Infrastructure Consulting	363	986	172%
Interactive Media Consulting	549	178	(68)%
Interactive Media Systems Integration	1,119	133	(88)%
Outsourced Services	162	164	1%
Information System Product Sales	132	171	30%
Other Services	23	13	(43)%

Consolidated Revenue	$3,008	$2,330	(23)%

Management believes the 4% increase in revenue for the Collaborative Solutions Practice Area, comparing the third quarter of 2004 with the third quarter of 2003, is primarily attributable to the Company’s December 2003 commencement of consulting services related to Microsoft Business Solutions technology, which broadened the Company’s technology focus and number of engagements. Management believes improving domestic economic conditions over the second half of 2003 and in early 2004 helped to keep demand relatively steady for the portals and information workflow solutions, business intelligence solutions, enterprise project management solutions and applications development and deployment offered by the Collaborative Solutions Practice Area. Management believes Collaborative Solutions will continue to obtain engagements as its services offer potential rewards for organizations from improvements to marketing effectiveness and operating efficiencies. Management believes the pervasiveness and continuing growth of Internet-based commerce will continue to stimulate demand for Collaborative Solutions services as businesses need to have effective portals and interfaces with transactional systems to remain competitive. Management believes these trends and the provision of services based on Microsoft Business Solutions technology could contribute to additional growth in Collaborative Solutions revenue over the remainder of 2004 and in 2005. However, there can be no assurance that the Collaborative Solutions Practice Area will realize future revenue equal to or greater than current levels or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

General economic conditions from 2001 through much of 2003 resulted in a significant slowing of domestic technology-based spending and deferral of demand for new technology initiatives, particularly impacting infrastructure-related initiatives, which can represent a high total cost to customers for consulting services and new hardware, software or networking equipment. The length of the period of low technology spending left many businesses with out-of-date technical architecture and security. Management believed the need to remain competitive, however, would eventually require businesses to address their technology architecture and capabilities, evaluate new security risks and undertake initiatives that offer improvements to functionality, security and operating efficiencies. Management believes that improving domestic economic expectations in late 2003 prompted the release of pent-up demand for network architecture design updates, server and storage upgrades, security upgrades and related disaster recovery planning. Management believes this upturn in demand continued through the third quarter of 2004 and was the primary factor resulting in the 172% increase in revenue for the Technology Infrastructure Practice Area for the third quarter of 2004, as compared to the third quarter of 2003. Trends favorable to future growth for Technology Infrastructure include the continued release of pent-up demand and heightened network security concerns due to various threats such as virus attacks. Management believes these trends could have a beneficial impact on the Technology Infrastructure Practice Area over the remainder of 2004 and in 2005.

There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

There was a significant decline in revenue of 81% for the Interactive Media Practice Area, when comparing the third quarter of 2004 to the third quarter of 2003, due to a significant 2004 decline in the level of project activity. The majority of Interactive Media revenue has historically been realized from related consulting and systems integration arrangements for implementation of interactive television systems aboard cruise ships, primarily newly built ships. These related arrangements include technical architecture design, configuration and implementation services, computer hardware and equipment, software, and post-contract support. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2003. Consequently, the level of Interactive Media activity related to these major projects was significantly lower in the third quarter of 2004 than in the third quarter of 2003, resulting in the period-to-period declines in Interactive Media consulting and systems integration revenue indicated above. During the third quarter of 2003, Interactive Media performed significant portions of project activity related to three interactive television system installation projects. During the third quarter of 2004, revenue from shipboard system projects resulted primarily from the early project stages of two systems where the majority of project activity is expected to occur in the fourth quarter. The project revenue recognized in the third quarter of 2004 did not represent a significant portion of either project. The Company currently has a commitment for an additional interactive television system installation project for 2005 for the Carnival Liberty, under an August 2004 amendment to a prior agreement with Carnival. As noted above, management is focusing its sales efforts on interactive television systems for ships currently in service as well as newly built ships and is seeking to engage additional cruise industry customers as well as opportunities in other markets for services based on interactive media technology. There can be no assurance that the Company will receive orders for additional systems beyond those already obtained or that any orders received will result in the desired improvements to the Company’s financial condition or results of operations. Management anticipates that significantly lower levels of revenue will be realized by the Interactive Media Practice Area for the full year 2004 than were realized in 2003. Consequently, management expects the Company’s overall revenue and results of operations for 2004 will be significantly negatively impacted by the decline in the level of Interactive Media services. The level of cruise industry new-build commitments is expected to drop during 2005. The level of Interactive Media revenue realized in 2005 will be significantly impacted by the Company’s ability to market interactive television systems for ships currently in service, add new cruise industry customers or develop alternate markets for consulting and systems integration services based on interactive media. If the Company is unsuccessful in obtaining new projects, Interactive Media revenue will continue to decline in 2005.

Revenue from the Company’s Outsourced Services operations increased 1% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Management believes this reflects the Company’s efforts to maintain stability in the level of its Outsourced Services engagements. There can be no assurance, however, that the level of Outsourced Services revenue will not decline in future periods.

Revenue for the Information System Product Sales segment increased 30% when comparing the third quarter of 2004 to the third quarter of 2003. The most significant factor contributing to the increase was the December 2003 introduction of services related to Microsoft Business Solutions technology. The sale of Microsoft Business Solutions products, primarily accounting and customer relationship management software, was the predominant factor in the revenue increase for the Information System Product Sales segment.

Revenue from Other Services was insignificant to the Company in the third quarters of both 2003 and 2004.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended September 30, 2003 and 2004 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Period-to- Period% Change
Collaborative Solutions Consulting	$335	$334	—
Technology Infrastructure Consulting	174	453	160%
Interactive Media Consulting	121	54	(55)%
Interactive Media Systems Integration	490	75	(85)%
Outsourced Services	125	127	2%
Information System Product Sales	78	135	73%
Other Services	—	—	—

Consolidated Cost of Sales	$1,323	$1,178	(11)%

The period-to-period increase in cost of sales, comparing the third quarter of 2004 to the third quarter of 2003, for the Technology Infrastructure Practice Area corresponds with increase in revenue for the practice area and resulted primarily from period-to-period increases in the level of services provided. Cost of sales for the Collaborative Solutions Practice Area decreased negligibly, comparing the third quarter of 2004 to the third quarter of 2003, despite a 4% increase in revenue. In terms of percentage of revenue, cost of sales was lower in the 2004 period for both practice areas, indicating improvement in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants.

The decreases in Interactive Media consulting and systems integration cost of sales, comparing the three months ended September 30, 2004 with the comparable period of 2003, are primarily attributable to corresponding period-to-period decreases in revenue.

The negligible change in cost of sales for the Outsourced Services segment, comparing the three months ended September 30, 2004 with the comparable period of 2003, was consistent with the corresponding period-to-period negligible change in revenue. Information System Product Sales cost of sales represented a significantly higher percentage of the related revenue in the third quarter of 2004 than in the comparable period of 2003. The Company maintains an inventory which includes interactive television equipment salvaged from systems it formerly owned and operated in the mid-1990’s. The inventory is maintained at a minimal value since the only ready market is as replacement components for similar equipment still in use on six interactive television systems operated by the Company’s customers. Information System Product Sales during the third quarter of 2003 included a larger proportion of salvaged equipment as opposed to newly purchased equipment and consequently cost of sales were significantly lower as a percentage of revenue.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended September 30, 2003 and 2004 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Period-to- Period% Change
Collaborative Solutions Consulting	$325	$351	8%
Technology Infrastructure Consulting	189	533	182%
Interactive Media Consulting	428	124	(71)%
Interactive Media Systems Integration	629	58	(91)%
Outsourced Services	37	37	—
Information System Product Sales	54	36	(33)%
Other Services	23	13	(43)%

Consolidated Gross Profit	$1,685	$1,152	(32)%

The period-to-period increases in gross profit, comparing the third quarter of 2004 to the third quarter of 2003, for the Technology Infrastructure and Collaborative Solutions Practice Areas exceeded the related increases in revenue for the practice areas in percentage terms. As discussed above, improvement was realized in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants. The period-to-period improvement in gross profit for Technology Infrastructure of $344,000 was significant to the Company’s operations as it partially offset a significant period-to-period decline in gross profit of $875,000 for the Interactive Media Practice Area.

The period-to-period decreases in consulting gross profit of 71% and systems integration gross profit of 91% for the Interactive Media Practice Area are primarily attributable to a decline in new-build ship commitments in 2004 among Interactive Media’s customers. As discussed above, the third quarter of 2004 did not include a significant level of project activity related to shipboard interactive television systems while significant activity for three such projects was carried out in the third quarter of 2003. The declines in consulting and systems integration gross profit were consistent with the corresponding period-to-period declines in revenue. Management expects Interactive Media gross profit will increase in the fourth quarter of 2004, when the majority of project activity for two shipboard systems is scheduled, although any delays in the performance of these projects could change this expectation. As noted previously, the level of cruise industry new-build commitments is expected to drop during 2005. If the Company is unsuccessful in obtaining new projects, Interactive Media gross profit will likely continue to decline in 2005.

The period-to-period stability in gross profit for the Outsourced Services segment was consistent with the corresponding period-to-period negligible change in revenue. The period-to-period decrease in gross profit for the Information System Product Sales segment was attributable to the inclusion of a greater proportion of newly purchased equipment and a higher associated cost of sales in the third quarter of 2004 than in the comparable period of 2003, when a greater proportion of the sales were of salvaged interactive television equipment with a low associated cost of sales.

Selling, General & Administrative Expenses

The Company recorded $1,506,000 in selling, general & administrative expenses during the three months ended September 30, 2004, including $46,000 for depreciation and amortization, a $1,000 loss from disposal of assets and $1,459,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,445,000 during the three months ended September 30, 2003, including $56,000 for depreciation and amortization and $1,389,000 for other selling, general & administrative expenses. The increase in aggregate selling, general & administrative expenses was $61,000, or 4%.

The period-to-period increase in other selling, general & administrative expenses was $70,000, or 5%. The most significant contributing factor was an increase in the Company’s workforce, primarily for Technology Infrastructure and Collaborative Solutions consultants and for sales and marketing personnel associated with those practice areas. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its consulting workforce. Other contributing factors to the period-to-period increase in other selling, general & administrative expenses included a significant increase in non-billable time for Interactive Media consultants, which exceeded a period-to-period reduction in overall compensation expense for Interactive Media and corporate headquarters personnel, and increased sales force commissions. These increases were partially offset by expense reductions, including a significant reduction in rent expense for the Company’s San Jose office.

Depreciation and amortization were $46,000 for the three months ended September 30, 2004, as compared to $56,000 for the three months ended September 30, 2003. The decrease of $10,000, or 18%, is primarily due to a period-to-period reduction in amortization expense for the customer list associated with the 1998 acquisition of Allin Consulting-Pennsylvania due to an impairment charge which reduced the recognized value of the customer list in December 2003.

Net Income (Loss)

The Company recorded a net loss of $356,000 for the three months ended September 30, 2004, as compared to net income of $166,000 for the three months ended September 30, 2003. The $522,000 period-to-period decline in profitability is primarily attributable to the $533,000 decline in gross profit from operations and the $61,000 increase in selling, general & administrative expenses, partially offset by a $69,000 reduction in income tax expense. The factors resulting in the changes in gross profit and selling, general & administrative expenses are discussed above.

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue

The following table sets forth revenue for the Company’s operating segments for the nine-month periods ended September 30, 2003 and 2004 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Period-to- Period% Change
Collaborative Solutions Consulting	$2,026	$2,214	9%
Technology Infrastructure Consulting	1,150	2,837	147%
Interactive Media Consulting	2,097	853	(59)%
Interactive Media Systems Integration	3,664	1,537	(58)%
Outsourced Services	526	471	(10)%
Information System Product Sales	253	343	36%
Other Services	70	48	(31)%

Consolidated Revenue	$9,786	$8,303	(15)%

Management believes the period-to-period increase in revenue for the Collaborative Solutions Practice Area for the first nine months of 2004 as compared to the first nine months of 2003 is primarily attributable to the Company’s December 2003 commencement of consulting services related to Microsoft Business Solutions technology. Management believes the potential benefits for organizations of improvements to marketing effectiveness and operating efficiencies that can be realized from portals and information workflow solutions, business intelligence solutions, enterprise project management solutions and applications development and deployment offer the potential to contribute to future growth for Collaborative Solutions. However, there can be no assurance that the Collaborative Solutions Practice Area will realize future revenue equal to or greater than current levels or that any increases realized will result in the desired improvements to the Company’s financial condition or results of operations.

Management believes that improving domestic economic expectations in late 2003 prompted the release of pent-up demand for network architecture design updates, server and storage upgrades, security upgrades and related disaster recovery planning. Management believes this upturn in demand was the primary factor resulting in the 147% increase in revenue for the Technology Infrastructure Practice Area for the first nine months of 2004, as compared to the first nine months of 2003. Management believes trends favorable to future growth for Technology Infrastructure include the continued release of pent-up demand and heightened network security concerns. Management believes these trends could have a beneficial impact on the Technology Infrastructure Practice Area over the remainder of 2004 and beyond. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

The majority of Interactive Media revenue in the first nine months of both 2003 and 2004 was realized from related consulting and systems integration arrangements that included services, computer hardware and equipment for interactive television systems, software, and post-contract support for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. During the first nine months of 2003, Interactive Media performed the majority of project activity related to six interactive television system installation projects, but during the first nine months of 2004, Interactive Media performed the majority of project activity on only two interactive television system installation projects. Due to a decline in new-build ship commitments in 2004 among Interactive Media’s customers, there are only four significant interactive television installation projects expected to be performed in 2004 whereas Interactive Media performed seven projects of this type in 2003. Consequently, management expects that revenue to be realized from Interactive Media services for the full year 2004 will represent a significant decline from 2003 levels, negatively impacting the Company’s overall profitability. The Company does not expect to obtain additional significant projects for 2004. The level of cruise industry new-build commitments is expected to drop during 2005. The Company currently has only one commitment for an interactive television system installation project for 2005 for the Carnival Liberty, under an August 2004 amendment to a prior agreement with Carnival. There can be no assurance that the Company will receive orders for additional systems or that any orders received will result in the desired improvements to the Company’s financial condition or results of operations. As noted above, management has undertaken initiatives to facilitate the marketing of interactive television systems for ships currently in service and is seeking to engage additional cruise industry customers as well as opportunities in other markets for services based on interactive media technology. The level of Interactive Media revenue realized in 2005 will be significantly impacted by the Company’s success with these initiatives. If the Company is unsuccessful in obtaining new projects, Interactive Media revenue will continue to decline in 2005.

Revenue from the Company’s Outsourced Services operations declined 10% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. Management believes this reflects the continuation of a long-term trend of reductions in the level of Outsourced Services business for the Company.

Revenue for the Information System Product Sales segment increased 36%, comparing the first nine months of 2004 to the first nine months of 2003. As discussed above, the most significant factor contributing to the increase was the Company’s active promotion of the sale of Microsoft Business Solutions products during 2004. The Company did not sell product of this type in 2003.

Revenue from Other Services was insignificant to the Company in the first nine months of both 2003 and 2004.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the nine-month periods ended September 30, 2003 and 2004 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Period-to- Period% Change
Collaborative Solutions Consulting	$1,020	$1,074	5%
Technology Infrastructure Consulting	553	1,278	131%
Interactive Media Consulting	478	325	(32)%
Interactive Media Systems Integration	1,869	696	(63)%
Outsourced Services	410	365	(11)%
Information System Product Sales	138	258	87%
Other Services	—	1	100%

Consolidated Cost of Sales	$4,468	$3,997	(11)%

The period-to-period increases in cost of sales, comparing the first three quarters of 2004 to the first three quarters of 2003, for the Technology Infrastructure and Collaborative Solution Practice Areas correspond with increases in revenue for the practice areas and resulted primarily from period-to-period increases in the level of services provided. In terms of percentage of revenue, the increases in cost of sales were lower in the 2004 period, indicating improvement in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants. This represents the reversal of a trend experienced during the downturn in technology-based spending in the domestic economy from 2001 through much of 2003. During this period, competitive market conditions exerted significant downward pressure on pricing that exceeded the change in the associated labor cost. There can be no assurance given, however, that the reversal of this trend experienced in the first nine months of 2004 will continue in future periods.

The decrease in Interactive Media consulting cost of sales, comparing the nine months ended September 30, 2004 with the comparable period of 2003, is attributable to both a corresponding period-to-period decrease in revenue and a proportional change in the types of labor utilized on projects. Labor costs incurred in the first nine months of 2004 included a higher proportion associated with application development than in the first nine months of 2003. The cost of application development labor is relatively high compared to other Interactive Media resources and accordingly, consulting cost of sales declined less in percentage terms than consulting revenue. The period-to-period decrease in Interactive Media systems integration cost of sales is primarily attributable to the corresponding decrease in revenue, but was also impacted by equipment cost savings resulting from Interactive Media’s ongoing efforts to control other project associated costs.

The period-to-period decrease in cost of sales for the Outsourced Services segment, comparing the first nine months of 2004 to the first nine months of 2003, was consistent with its corresponding period-to-period decrease in revenue. Information System Product Sales cost of sales represented a significantly higher percentage of the related revenue in the first nine months of 2004 than in the comparable period of 2003. Information System Product Sales during the first nine months of 2003 included a larger proportion of salvaged equipment as opposed to newly purchased equipment and consequently cost of sales were significantly lower as a percentage of revenue.

The following table sets forth gross profit for the Company’s operating segments for the nine-month periods ended September 30, 2003 and 2004 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Period-to- Period% Change
Collaborative Solutions Consulting	$1,006	$1,140	13%
Technology Infrastructure Consulting	597	1,559	161%
Interactive Media Consulting	1,619	528	(67)%
Interactive Media Systems Integration	1,795	841	(53)%
Outsourced Services	116	106	(9)%
Information System Product Sales	115	85	(26)%
Other Services	70	47	(33)%

Consolidated Gross Profit	$5,318	$4,306	(19)%

The period-to-period increases in gross profit, comparing the first three quarters of 2004 to the first three quarters of 2003, for the Technology Infrastructure and Collaborative Solutions Practice Areas exceeded the related increases in revenue for the practice areas in percentage terms. As discussed above, improvement was realized in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants. There can be no assurance, however, that this trend will continue in future periods. The period-to-period improvement in gross profit for Technology Infrastructure and Collaborative Solutions of $1,096,000 offset a significant portion of the period-to-period decline in gross profit of $2,045,000 for the Interactive Media Practice Area.

The period-to-period decreases in consulting gross profit of 67% and systems integration gross profit of 53% for the Interactive Media Practice Area are primarily attributable to a decline in new-build ship commitments in 2004 among Interactive Media’s customers. As discussed above, there was a significantly reduced level of project activity in the first nine months of 2004 as compared to the first nine months of 2003. The decline in consulting gross profit was also impacted by the utilization of a higher proportion of high labor cost consultants in the first nine months of 2004 than in the first nine months of 2003.

The period-to-period decrease in gross profit for the Outsourced Services segment was consistent with the corresponding period-to-period decrease in revenue. Information System Product Sales gross profit declined in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 despite a significant increase in revenue for this segment. Sales of salvaged interactive television system products with a very low inventory value represented a significantly higher percentage of overall sales in the first nine months of 2003 than in the comparable period of 2004. Consequently, gross profit for the first nine months of 2003 was higher both in amount and as a percentage of revenue.

Selling, General & Administrative Expenses

The Company recorded $4,595,000 in selling, general & administrative expenses during the nine months ended September 30, 2004, including $141,000 for depreciation and amortization, a $6,000 net gain from disposal of assets and $4,460,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $4,303,000 during the nine months ended September 30, 2003, including $206,000 for depreciation and amortization, $27,000 from losses due to impairment of assets and $4,070,000 for other selling, general & administrative expenses. The increase in aggregate selling, general & administrative expenses was $292,000, or 7%.

The period-to-period increase in other selling, general & administrative expenses was $390,000, or 10%. The most significant contributing factor was an increase in the Company’s workforce, primarily for Technology Infrastructure and Collaborative Solutions consultants and sales and marketing personnel. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. Other contributing factors to the period-to-period increase in other selling, general & administrative expenses included a significant increase in non-billable time for Interactive Media consultants, which exceeded a period-to-period reduction in overall compensation expense for Interactive Media and corporate headquarters personnel, increased sales force commissions and consulting expenses. These increases were partially offset by significant reductions in rent associated with the Company’s San Jose office and insurance expense.

A $27,000 loss due to impairment of goodwill associated with the 1998 acquisition of Allin Consulting-Pennsylvania was recorded during the first quarter of 2003. See Goodwill and Customer List under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 – Goodwill and Customer List in the Notes to Consolidated Financial Statements in Item 1 – Financial Statements in this Report on Form 10-Q for additional information concerning the impairment loss. No losses due to impairment of intangible assets were recorded in the first nine months of 2004. However, a net gain of $6,000 was recorded in this period related to disposal of equipment.

Depreciation and amortization were $141,000 for the nine months ended September 30, 2004, as compared to $206,000 for the nine months ended September 30, 2003. The decrease of $65,000, or 32%, is due to a higher level of fixed assets reaching full depreciation in June and December 2003 than new assets which were placed in service by the Company since June 30, 2003 and a period-to-period reduction in amortization expense for the customer list associated with the 1998 acquisition of Allin Consulting-Pennsylvania due to an impairment charge which reduced the recognized value of the customer list in December 2003.

Net Income (Loss)

The Company recorded a net loss of $313,000 for the nine months ended September 30, 2004, as compared to net income of $866,000 for the nine months ended September 30, 2003. The $1,179,000 decline in profitability is attributable to the $1,012,000 decline in gross profit from operations and the $292,000 increase in selling, general & administrative expenses, partially offset by a $124,000 reduction in income tax expense. The factors resulting in the changes in gross profit and selling, general & administrative expenses are discussed above.

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

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and liquid cash equivalents of $3,855,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2003 was a decrease of $725,000. The Company recognized a net loss for the nine months ended September 30, 2004 of $313,000. The Company recorded net non-cash expenses of $135,000, including $141,000 for depreciation of property and equipment and amortization of intangible assets and a $6,000 gain on disposal of assets, resulting in net cash used of $178,000 related to the income statement. Working capital adjustments resulted in a net cash use of $212,000. Major working capital adjustments resulting in cash used included an increase in accounts receivable of $425,000 and decreases in accounts payable and accrued liabilities of $255,000 and $50,000, respectively. These adjustments were partially offset by major working capital adjustments resulting in cash provided, including an increase in billings in excess of costs and estimated gross margins of $351,000 and a decrease in costs and estimated gross margins in excess of billings of $115,000. The net result of the income statement activity and working capital adjustments was net cash used of $390,000 related to operating activities. Investing activities resulted in a net cash use of $71,000 for the nine months ended September 30, 2004, primarily for capital expenditures related to the periodic upgrading of the Company’s computer hardware, software and network equipment. Financing activities resulted in a net cash use of $264,000 for the nine months ended September 30, 2004, primarily for preferred stock dividends.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the six succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2005. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2004, maximum borrowing availability under the S&T Loan Agreement was approximately $1,386,000. There was no outstanding balance under the S&T Loan Agreement as of September 30, 2004 and there have been no borrowings subsequent to that date.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During 2004, the interest rate under the S&T Loan Agreement has ranged from a low of 5.00% to a high of 5.75%. As of September 30, 2004, the interest rate in effect was 5.75% and there have been no subsequent changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during 2003 or the first nine months of 2004 as the Company had no borrowings outstanding during this period. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. S&T Bank granted the Company waivers of compliance with the cash flow covenant for the fiscal quarters ended June 30, 2004 and September 30, 2004, which the Company would not have otherwise met. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2004. The Company was in compliance with all other covenants as of September 30, 2004 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of September 30, 2004, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through December 31, 2004. Accrued but unpaid dividends on the Series C preferred stock were approximately $2,261,000 as of September 30, 2004 and approximately $2,305,000 as of November 12, 2004. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued and unpaid dividends on June 30, 2006 and, if business conditions so permit, to commence thereafter the payment of scheduled quarterly dividends.

As of September 30, 2004, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2004 and approximately $5,000 as of November 12, 2004.

As of September 30, 2004, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds.

Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2004 and approximately $49,000 as of November 12, 2004.

As of September 30, 2004, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of September 30, 2004 and approximately $14,000 as of November 12, 2004. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

The Company expects to continue to accrue dividends for the Series C, D, F and G preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F and G preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock, aggregate scheduled dividend payments related to the Series D, F, and G preferred stock are approximately $89,000 and $355,000 for the remainder of 2004 and 2005, respectively. If the current prohibition under the Company’s credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, and the Company has legally available funds, the Company anticipates approximately $2,864,000 of dividends will be paid on June 30, 2006 related to the Series C preferred stock. Aggregate scheduled quarterly dividend payments for 2006 for Series D, F and G and for Series C preferred stock subsequent to the initial scheduled payment are approximately $475,000. Since none of the issues of preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Assuming no redemption or conversion of preferred stock occurs, estimated annual dividend payment requirements for 2007 and beyond are approximately $715,000 per year.

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

The Company has an outstanding amended note payable in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of January, April, July and October. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of September 30, 2004 and approximately $66,000 as of November 12, 2004.

Capital expenditures during the nine months ended September 30, 2004 were approximately $88,000 and included computer hardware, software and networking equipment for the Company’s periodic upgrading of technology and leasehold improvements for the Company’s offices. Management forecasts that capital expenditures from October 1, 2004 through December 31, 2005 will not exceed $200,000. Management expects that capital expenditures during this period will be for the Company’s periodic upgrading of technology and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2004 and during 2005 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company’s cash balances may be diminished over the remainder of 2004 and during 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, repayment of the outstanding note payable and related interest and other factors. The number of major consulting and systems integration projects for the Interactive Media Practice Area to be performed in 2004 is expected to be significantly fewer than in 2003, which is expected to negatively impact the Company’s cash balances. Presently, the Company also has fewer commitments for projects of this type for 2005 than it expects to perform in 2004, which may result in further negative impact on the Company’s cash balances in 2005 if the Company is unsuccessful in obtaining additional projects. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time to time seek opportunities to acquire businesses or assets that would complement existing operations or expand the geographic scope of the Company’s operations. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company was unable to renew or replace the current credit facility after its expiration in September 2005. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Risk Factors

Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “will,” “seek,” “continue,” “show improvement” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Backlog. As of September 30, 2004, the total committed backlogs the Company expected to realize as revenue during the fourth quarter of 2004 and during 2005 were approximately $3,385,000 and $1,774,000, respectively. Revenue realized in the first nine months of 2004 plus committed backlog as of September 30, 2004 for the remainder of the year approximates 90% of 2003 revenue. Backlog includes unrealized revenue for fixed price projects and management’s estimate of future fees for projects billed on an hourly basis. The actual revenue realized from the projects included in backlog is subject to variability in timing due to project schedule delays or acceleration and to variability in amount due to many factors, including the actual project needs for hourly-based projects and additions or reductions in project scope.

As of September 30, 2004, committed backlogs for the Interactive Media Practice Area expected to be realized during the fourth quarter of 2004 and during 2005 were approximately $2,325,000 and $1,737,000, respectively. Interactive Media revenue for the first nine months of 2004 plus backlog as of September 30, 2004 for the remainder of the year approximates 63% of 2003 Interactive Media revenue. The Interactive Media backlog principally consists of a small number of large projects. To date, the majority of significant Interactive Media projects have been for installation of interactive television systems on newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2004 than in 2002 or 2003. Additional Interactive Media revenue for 2004 is expected to be difficult to obtain given Interactive Media’s concentration in the cruise industry and history of long lead times associated with obtaining new engagements. As of September 30, 2004, committed Interactive Media backlog expected to be realized in 2005 approximates 24% of 2003 revenue. Only one significant interactive television system installation, for the Carnival Liberty, is among the projects included in the backlog expected to be realized in 2005. The level of cruise industry new-build commitments is expected to continue drop during 2005. The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. Management is making ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment. Failure to obtain a significant level of additional projects or project cancellations for projects currently in the Interactive Media backlog would likely significantly negatively impact the Company’s business, results of operations and financial condition in future periods.

As of September 30, 2004, backlogs expected to be realized during the fourth quarter of 2004 were approximately $492,000 and $464,000 for the Technology Infrastructure and Collaborative Solutions Practice Areas, respectively. Technology Infrastructure revenue for the first nine months of 2004 plus backlog as of September 30, 2004 for the remainder of the year is approximately 192% of 2003 Technology Infrastructure revenue. Collaborative Solutions revenue for the first nine months of 2004 plus backlog as of September 30, 2004 for the remainder of 2004 is approximately 101% of 2003 Collaborative Solutions revenue. Backlog for the Technology Infrastructure and Collaborative Solutions Practice Areas as of September 30, 2004 negligibly differs from backlog as of December 31, 2003. There can be no assurance that the Company will be able to continue to sustain or improve the backlog levels for the Technology Infrastructure and Collaborative Solutions Practice Areas. The committed backlog for these practice areas represents a short time frame for expected performance of the projects. All of the committed backlog as of September 30, 2004 is expected to be realized in the fourth quarter of 2004. The future success of the Technology Infrastructure and Collaborative Solutions Practice Areas is dependent on the ability of their sales and marketing resources to continually identify and obtain new engagements from existing and prospective customers. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s business, results of operations and financial condition.

Practice Area and Customer Concentration. Interactive Media consulting and systems integration services accounted for approximately 58% and 29% of the Company’s revenue for the year ended December 31, 2003 and nine-month period ended September 30, 2004, respectively. Interactive Media services also accounted for 63% and 32%, respectively, of the Company’s gross profit for these periods. Interactive Media revenue is highly concentrated among a few customers in the cruise industry. During the nine-month period ended September 30, 2004, two significant Interactive Media customers operating in the cruise industry, Carnival and Royal Caribbean, accounted for 15% and 13%, respectively, of the Company’s consolidated revenue. During the year ended December 31, 2003, three significant Interactive Media customers operating in the cruise industry, Royal Caribbean, Carnival and Costa, accounted for 22%, 19% and 18%, respectively, of the Company’s consolidated revenue. Carnival and Costa are affiliates of one another. As of September 30, 2004, Interactive Media projects represented a majority of the Company’s committed backlog for the remainder of 2004 and for 2005. The loss of any of these customers would likely negatively impact the Company’s business, results of operations and financial condition.

Fluctuations in Operating Results. The Company expects to experience significant fluctuations in its future operating results, particularly for quarterly periods, that may be caused by many factors, including fluctuations in backlog and changes in the scheduling, or the commencement or conclusion, of significant consulting or systems integration engagements. Accordingly, revenue and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

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

Supplier Agreement Exclusivity. The Company operates under a License and Supply Agreement with On Command, which became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the agreement, On Command granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level. Based on aggregate purchases through September 30, 2004 and purchases expected to be made over the succeeding nine months to fulfill Interactive Media backlog for systems integration projects, the Company believes it is unlikely the minimum threshold required to maintain exclusivity beyond June 30, 2005 will be reached. The Company does not expect that the potential loss of exclusivity for the cruise line market will negatively impact its ability to purchase interactive television equipment, computer hardware, networking equipment and software from the major supplier. However, should some of the Company’s competitors may begin to utilize hardware and end-user components from On Command for interactive television projects, the Company’s competitive position may be negatively impacted.

Geopolitical Considerations. Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. Through 2002 and 2003, passenger occupancy recovered from this decline and realized additional growth, but fare discounting persisted, negatively impacting cruise industry returns. In the future, should any war, incidents of terrorism or the threat of retaliatory attacks cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations would have a negative impact on the Company’s business, results of operations and financial condition. Any events which negatively impact the cruise industry or potential customers in other markets may also negatively impact the Interactive Media Practice Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, Collaborative Solutions or Outsourced Services customers, the Company’s business, results of operations and financial condition may also be negatively impacted.

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

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF No. 04-8”), that all issued securities with embedded conversion features that are contingently exercisable upon occurrence of a market price condition should be included in the calculation of diluted EPS regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency. The Financial Accounting Standards Board is presently in the process of amending certain aspects of SFAS No. 128 and is expected to require that share settlement be assumed in the diluted EPS calculation for contracts that can be settled in stock or cash. The consensus in EITF No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. The Company does not believe that EITF No. 04-8 will have a material effect on the Company’s diluted EPS calculation as the Company has not issued any securities with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency. The Company will evaluate the impact of any amendment to SFAS No. 128 once issued.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4. Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the fiscal quarter ended September 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2004, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $2,261,000 as of September 30, 2004 and approximately $2,305,000 as of November 12, 2004. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement.

As of September 30, 2004, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of September 30, 2004 and approximately $5,000 as of November 12, 2004.

As of September 30, 2004, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of September 30, 2004 and approximately $49,000 as of November 12, 2004.

As of September 30, 2004, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of September 30, 2004 and approximately $14,000 as of November 12, 2004.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines dated as of August 24, 2004 (subject to request for confidential treatment)

10.2	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: November 12, 2004	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

September 30, 2004

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines dated as of August 24, 2004 (subject to request for confidential treatment)

10.2	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002