Form 10-K
period 2004-12-31
ALLIN CORP
filed 2005-03-25
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of the common stock as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, as quoted on the OTC Bulletin Board, was approximately $600,000. Shares of Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2005, the Registrant had outstanding 6,967,339 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Allin Corporation

Form 10-K

December 31, 2004

Forward-Looking Information

Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “commence,” “create,” “seek,” “growth,” “opportunity,” “improvement” “increase,” “projects,” “continue” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, and under the caption “Risk Factors,” and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1 - Business

Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. Certain terminology regarding the Company’s operations was changed during the second quarter of 2004 as a result of management’s ongoing review of the Company’s business and direction. The Company now utilizes the term practice area to denote its core operating functions, whereas the term solution area was previously used. Also, the practice area formerly known as E-Business was renamed Collaborative Solutions. Management believes Collaborative Solutions better reflects the broad scope of the practice area. All references to “Microsoft” refer to Microsoft Corporation.

(a) General Development of Business

Allin Corporation is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality platforms, systems and applications that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s operations center on four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida.

The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2004, the organizational legal structure consists of Allin Corporation and five wholly-owned subsidiaries. Allin Interactive Corporation (“Allin Interactive”), formed in June 1994, Allin Corporation of California (“Allin Consulting-California”), acquired by the Company in November 1996, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), acquired by the Company in August 1998, and Allin Network Products, Inc. (“Allin Network”), acquired by the Company in November 1996, are operating subsidiaries focusing on different aspects of the Microsoft-focused and interactive media-based consulting and systems integration services provided by the Company. Allin Consulting-Pennsylvania also performs outsourced technology-based services. Allin Holdings Corporation (“Allin Holdings”), formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company has utilized the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations since 1998. Management believes the trade-names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

The Company’s practice area-based organizational structure is designed to complement the customer-oriented focus of the Company’s marketing strategy. Practice area sales and operational personnel must understand a customer’s business issues to provide a solution designed to meet the customer’s needs. The Company believes the customer-based focus of its marketing strategy and its practice area organizational structure promote the effective delivery of customer-oriented technology solutions and foster the growth of long-term customer relationships with ongoing service opportunities. There can be no assurance, however, that the Company will realize revenue at current or increased levels in future periods as a result of its current strategy. Management believes that the customer-oriented focus that is the fundamental principal of its marketing strategy is firmly established throughout the Company.

A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consultants have extensive experience in designing, developing and deploying solutions that optimize network architecture and enhance communication and protection of information. Technology Infrastructure consulting services are provided from the Company’s Northern California and Pittsburgh offices.

•	The Collaborative Solutions Practice Area provides portals and information workflow solutions, business intelligence solutions, customized application development based on the Microsoft .NET framework and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Collaborative Solutions’ customized application development addresses needs for automated processes and streamlined workflows. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions’ target customers are diverse in size and cross a broad array of industries. Collaborative Solutions consultants have extensive experience in application development, design of information and database management systems and deploying business intelligence solutions. Collaborative Solutions services are provided from the Company’s Northern California and Pittsburgh offices.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Business Solutions software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process consultants have extensive experience in business financial processes and designing and implementing solutions based on Microsoft Business Solutions technology. Business Process services are provided from the Company’s Pittsburgh office.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design, configuration and integration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). During 2004, Carnival was a significant customer of the Company, accounting for 20% of consolidated revenue and Carnival together with its affiliate, Costa, accounted for 27% of consolidated revenue in 2004. Interactive Media operational personnel have extensive experience in the cruise industry. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, near the most active concentration of cruise line operations in the United States.

The Company has established operating relationships with some of the leading suppliers of information technology products to complement its practice area services. Foremost among these are the operating relationships with Microsoft and On Command Corporation (“On Command”). Allin Consulting-California and Allin Consulting-Pennsylvania are designated as Microsoft Gold Certified Partners, in recognition of their attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. The Company has been designated with five Microsoft technology competencies: Advanced Infrastructure Solutions, Security Solutions, Information Worker Solutions, Microsoft Business Solutions and Networking Solutions. The Company intends to continue its specialization in Microsoft-based technology. See Microsoft-Based Technology Focus under Consulting and Integration Services below in this Item 1 – Business for additional information concerning the Company’s relationship with Microsoft.

The Company’s rigorous review of available hardware platforms led to the selection in 1999 of On Command as the principal supplier of computer hardware platforms and configurations, end-user components and associated operating software for the Company’s interactive television systems integration projects. On Command is one of the world’s largest providers of interactive television services to the lodging industry. The Company has designed and developed unique application software that maximizes the capabilities of the On Command hardware platform for the Company’s customers. See Equipment Supply Considerations under Interactive Media Systems Integration below in this Item 1 – Business for additional information concerning the Company’s relationship with On Command.

(b) Financial Information About Industry Segments

Financial information concerning the industry segments in which the Company operates is included in Note 14 – Industry Segment Information of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(c) Narrative Description of Business

The consulting services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are classified by the Company as individual operating segments of its business. Aggregate consulting revenue, cost of sales and gross profit are included in the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data as Consulting services. Interactive Media systems integration is classified as an additional operating segment and is reflected as Integration services in the Consolidated Statements of Operations. Under the heading Consulting and Integration Services below, discussion includes an overview of the Company’s solutions framework and delivery methods applicable to all of the practice areas, industry overviews for the technology consulting services industry in which the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas compete and the cruise industry, which accounts for the substantial majority of the Interactive Media Practice Area’s current business, and reviews of operations for each practice area, including discussion of marketing objectives, backlog, pricing, supply considerations and sources of competition.

The Company’s operations include three additional segments, Outsourced Services, Information System Product Sales and Other Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist internal staff in the execution of customer-managed projects. Information System Product Sales reflects the Company’s sales of Microsoft Business Solutions enterprise financial software, interactive television equipment and computer hardware, software and supplies necessary for implementation or ongoing use of technology solutions recommended and implemented by the practice areas. The Other Services segment reflects ancillary activities that result in revenue such as website hosting and archival fees, referral commissions and billed out-of-pocket costs associated with the Company’s operations. These segments are discussed below under the headings Outsourced Services, Information System Product Sales and Other Services

Consulting and Integration Services

The operations of the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas comprise a substantial majority of the Company’s current activities. The services provided by the practice areas have been the focus of the Company’s sales and marketing efforts over recent years and are most closely associated with its strategic focus of being a provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The following table sets forth the percentages of total revenue represented by the consulting and integration services provided by the Company’s practice areas for the three years ended December 31, 2004.

	Year Ended December 31
Percentage of Total Revenue	2002	2003	2004
Consulting services	49%	54%	66%
Integration services	39%	37%	23%

Total practice area services	88%	91%	89%

Carnival accounted for 22% of the Company’s consulting and integration services revenue during 2004 and Carnival, together with its affiliate Costa, accounted for 30% of such revenue.

The Company’s Business Process operations were commenced in December 2003, but the Company did not report revenue and gross profit for Business Process as a separate segment prior to this Report on Form 10-K. The Company’s management believes that as a result of the acquisition of businesses in late 2004, as described below under Business Process, Business Process operations have increased in significance to the Company and now merit reporting as a separate segment. In the Company’s Report on Form 10-K for the year ended December 31, 2003 and in Reports on Form 10-Q for the interim periods of 2004, Business Process operations were included as part of the Collaborative Solutions segment. Information regarding prior periods for the Collaborative Solutions Practice Area has been reclassified to conform to the current presentation.

Solutions Framework and Delivery Methods

The Company utilizes the Allin Solutions Framework for guiding the planning and conduct of the solutions-oriented projects performed by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Allin Solutions Framework assists customers in aligning their business and technology objectives, allows solution planning to draw upon a resource knowledge base developed through past projects and provides a solution development discipline for organizing project teams and managing project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling projects based on scope, schedule and resources. The adaptable process includes four phases:

•	The Solution Vision phase articulates the ultimate goals for the solution and defines the solution scope and the project boundaries.

•	The Solution Design phase focuses on the delivery and acceptance of the design specifications, test and project plans and the schedule for solution development.

•	The Solution Development phase results in the delivery of a functionally complete solution, ready for pilot usage.

•	The Solution Deployment phase culminates in the production release of the installed application, training and documentation, and conversion of, or integration with, existing systems.

The Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas primarily deliver consulting services that are either Allin-managed or co-managed with the customer. With the Allin-managed delivery method, practice area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, practice area managers and consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods. Services delivered under these methods are viewed by management as being solutions-oriented due to the Company’s performance of high level managerial tasks. These services are viewed as the most consistent with the Company’s marketing strategy and as offering the potential for higher billing rates and margins. The Technology Infrastructure and Collaborative Solutions Practice Areas also occasionally deliver services under the customer-managed method, with the practice area providing technical resources with specific technical skill sets that the customer utilizes to complement and assist its technical staff in the execution of customer-managed tasks or projects.

The following information under Industry Overview – Technology Consulting Services, Microsoft-Based Technology Focus and Marketing Objectives is applicable to the operations of the Company’s Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas.

Industry Overview – Technology Consulting Services

The areas of the domestic information technology services market in which the Company’s Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas compete, primarily information technology consulting, development and integration and software support, experienced growth of 5.6% in 2004, according to the Gartner, Inc. (“Gartner”) report Worldwide IT Services Market Forecast, 2002-2008, January 19, 2005. The Gartner report sizes the American market for these segments at an estimated $113 billion in 2004. Gartner forecasts modest domestic growth in these segments of 1.5% in 2005 and an average annual growth rate of 5.2% from 2006 through 2008, when the domestic market is estimated to be $136 billion. The Legg Mason Information Technology Services report Commercial IT Services C3Q04 Preview, October 18, 2004, notes expectations for continued modest revenue improvement in consulting and systems integration that are consistent with the Gartner forecast.

Worldwide IT Services Market Forecast, 2002-2008 attributes the conservative growth expectations for these industry segments to many factors, including uncertainty about the degree of American business confidence in the value of information technology investments, lack of compelling new technologies generating demand for services, and modest expectations for growth driven by implementation of new hardware, software and telecommunications equipment as well as continuing competition from offshore providers of information technology services. The Gartner report notes that information technology spending is now seen by businesses as a cost to be managed rather than an expanding source of business leverage and is subject to greater consideration of return on investment requirements than in years past.

Worldwide IT Services Market Forecast, 2002-2008 identifies areas of opportunity for businesses participating in the consulting, development and integration segments of the information technology services industry, most notably from developing applications built on Web services. The article Web Services Starts to Surge from the January 24, 2005 edition of VARBusiness notes significant growth expectations for Web services and cites Gartner research indicating a large opportunity over the next three years for consulting, development and integration providers for solutions facilitating Web services adoption. The Infoworld article Better Quality Through Software (January 3, 2005 edition) indicates that service-oriented architecture (“SOA”), which it identifies as a preferred label over Web services, presents new challenges in terms of quality control for decentralized systems woven together through XML messages. The article notes that as usage of decentralized systems proliferates, real-time analysis of system health and application response time become more essential for business operations. Other technology developments are expected to compound these system management challenges. The article VoIP: Busy Signals Abound from the January 3, 2005 edition of CRN notes solution providers’ expectations for increasing sales to help businesses implement voice over internet protocol and video capabilities in converged networks to realize cost savings and productivity improvements.

Business concerns regarding information security are also expected to drive demand for consulting, development and integration services in 2005 and beyond. The Entrepreneur article Technology Security Consulting (December 2004 edition) notes increasing demand, particularly from small to mid-size businesses, for specialized consultants knowledgeable about all aspects of technology security and capable of helping with protection against disruption from spam, viruses and security breaches. Increased demands for workflow solutions to improve the audit process for compliance with Sarbanes-Oxley Act of 2002 and Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations are also expected to drive demand for information technology professionals, according to the article 5 Trends in the January 3, 2005 edition of CRN. 5 Trends also notes an increasing prevalence of businesses seeking custom application development to solve business problems.

The Company maintains a strong Microsoft focus in the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Microsoft is a dominant force in the information technology industry, particularly in software for server and client operating environments. Microsoft’s dominance to date has been in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses. Microsoft’s operating strategy involves leveraging a large network of third party providers, such as the Company, for service and support for its products, and to stimulate demand for its products through customized applications development. The November 2004 Datamonitor article Microsoft Insists It Is Neither Microservices nor Microseller features an interview with Microsoft’s Chief Executive Officer in which he reiterates Microsoft’s support for the partner model. The article 2005: The Year Ahead from the January 3, 2005 issue of Infoworld identified significant Microsoft priorities for 2005, including an increased emphasis on security protection in its current product line, next generation upgrades to its Visual Studio developer toolbox and SQL Server database, delivering the first beta version of their upcoming operating system and a new emphasis on dynamic or adaptive approaches based on technology developments such as SOA. Several articles from February 2005 editions of eWeek also identify challenges for Microsoft, including erosion of market share for its Internet Explorer browser due to security concerns and increasing competition from IBM for collaboration products and from Linux-based operating systems.

The sourcing of information technology services to offshore competitors, particularly application development services, continued to gather widespread attention during 2004. As noted above, it was one of the significant factors cited by Gartner resulting in lower long-term growth projections. Offshore sourcing has become an important labor issue in technology services. The CRN article 5 Trends from the January 3, 2005 edition noted that industry analyst IDC projects an annual growth rate of about 20% for offshore information technology services for the five year period ending in 2008. Management does not believe that the offshore trend has significantly impacted the Company to date, and believes that any future impact will likely be more significant for larger organizations targeting larger customers. However, the Company’s future sales opportunities may be negatively impacted by this trend.

Microsoft-Based Technology Focus

The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions and Information Worker Solutions competencies, while Allin Consulting-Pennsylvania has also been designated with the Security Solutions, Microsoft Business Solutions and Networking Solutions competencies. Allin Consulting-Pennsylvania recently received the Microsoft Q1 2005 Greater Pennsylvania District Area Award in recognition of its outstanding achievement as a Microsoft Partner. In June 2004, Allin Consulting-California received a Microsoft Area Partner Award for Marketing Effectiveness in recognition of the high quality of the content and business-related information from its technical seminar program. The Company has also been recognized by Microsoft for demonstrated capabilities in developing and deploying project management solutions, and has assisted Microsoft in building awareness of the capabilities of new products and encouraging associated implementation and applications development. The Company intends to continue its specialization in Microsoft-based technology.

Marketing Objectives

The Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas target horizontal markets, meaning businesses across a broad spectrum of industries. Targeted potential customers for these practice areas range from relatively small organizations to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes smaller to mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size.

Management believes the solutions offered by the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas allow customers to take advantage of the latest technological capabilities, increase productivity by improving the flow and accessibility of information and empower customer personnel with business intelligence for fast and effective decision making. Management also believes the solutions provided by these practice areas help customers eliminate inefficiencies and reduce costs. Management believes the practice areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and on the basis of performance in meeting customer needs. There can be no assurance, however, that the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas will be able to expand or maintain their current levels of business in the future.

The Company intends to continue its joint marketing efforts with Microsoft. Management believes that the Company’s Microsoft gold-certified partner status and technical competency designations and past and current participation on Microsoft advisory councils and product implementation teams provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings, which serves as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, business intelligence- and business process-based products since Microsoft has historically relied extensively on third party partners to provide custom development and integration services to businesses implementing their technology. Microsoft is also an important source of leads for potential customers. The Company believes that the high quality of its services and its ability to quickly develop solutions capabilities for new Microsoft technology are recognized by Microsoft. No assurance can be given, however, that any growth or change in Microsoft’s product offerings or sales or the Company’s relationship with Microsoft will result in increased revenue or profitability for the Company.

The Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas utilize dedicated sales and marketing personnel based in the Company’s Pittsburgh and Northern California offices to pursue sales opportunities. The Company utilizes a variety of resources to help identify opportunities, including industry and community networking, existing customers and technology partner channels. Representatives of the practice areas and marketing personnel also conduct frequent seminars on new technology developments and potential business applications as an integral component of marketing efforts.

Technology Infrastructure

The following table sets forth the percentages of consulting services and total revenue for the Company’s Technology Infrastructure operations for the three years ended December 31, 2004.

	Year Ended December 31
Technology Infrastructure Percentage of	2002	2003	2004
Consulting Services Revenue	25%	25%	44%
Total Revenue	12%	13%	29%

During 2004, two significant customers, Microsoft Consulting Services and KLA-Tencor Corporation, accounted for 19% and 12%, respectively, of Technology Infrastructure revenue.

Operations. The Technology Infrastructure Practice Area seeks to develop and implement enterprise-quality, scalable solutions that solve business problems, thereby bringing tangible benefits to customers. Technology Infrastructure services focus on network and application architecture, messaging and collaboration systems, operations management and security issues. Technology infrastructure is the foundation upon which business operations depend. Weak, archaic or disparate systems inhibit effective business operations. Technology Infrastructure provides integrated technology solutions that are custom designed to meet an organization’s unique challenges. Technology Infrastructure solutions meet customer needs for local and remote access, Internet connectivity and operating system protocol design, policies, profiles, desktop standards, client installation/imaging and backup schemas. Effective messaging and collaboration systems are tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Operations management solutions optimize software, patch and upgrade deployment and key information system monitoring. Security solutions focus on protecting key business system information through combinations of firewalls and proxy servers, virus protection and intrusion detection designed to protect web servers, e-mail servers and other network components. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities.

Technology Infrastructure services focus on providing reliable and scalable communication, networking and application platforms. Network and application architecture solutions for wide and local area networks feature Microsoft technology including Windows Server, SQL Server and Active Directory. Messaging and collaboration projects utilize Exchange Server, SharePoint technology, Office 2003 and Live Communications Server to provide solutions for creation, storage and sharing of information. Operations management and security solutions utilize Microsoft Operations Management, Microsoft Internet Security and Acceleration Server and Systems Management Server technology. The Company believes that Technology Infrastructure services enable its customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

The Technology Infrastructure Practice Area realized substantial revenue growth of 111% in 2004, as compared to the prior year. Management attributes this primarily to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning. Activity during 2004 represented a continuation of the upturn in demand for Technology Infrastructure consulting services that began in the fourth quarter of 2003, following several years during which the level of demand for Technology Infrastructure services was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Technology Infrastructure solutions can represent a high total cost to customers, as they will frequently require that customers incur substantial costs to buy new hardware, software or networking equipment in addition to the consulting services provided by the Company in order to realize the potential benefits of recommended solutions. There can be no assurance that the surge in demand experienced during 2004 will continue or that Technology Infrastructure revenue will be realized in future periods at levels equal to or greater than that realized during 2004.

Management believes that certain trends in technology are favorable to future growth for Technology Infrastructure. Among these trends are heightened network security concerns due to threats from virus attacks and spyware, lost productivity from the intrusion of spam messages and increasing decentralization of information systems due to increasing SOA proliferation. Management believes these trends could have a beneficial impact on the Technology Infrastructure Practice Area in 2005 and beyond. There can be no assurance, however, that these trends will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

Examples of recent Technology Infrastructure projects include:

•	An Active Directory strategy was designed for a semiconductor producer’s global operations, including planning for a migration from NT 4.0 domain architecture to Windows 2003 Active Directory services. Following design completion, Technology Infrastructure consultants mentored the customer’s information technology team and led the Active Directory deployment.

•	Technology Infrastructure performed a migration from NT 4.0 domain and Exchange 5.5 to Active Directory and Exchange 2000 for a major league baseball team utilizing the FastTrack methodology for small to mid-sized businesses. FastTrack minimizes business disruption, ensures proper configuration and provides knowledge transfer and training enabling the customer to effectively manage the newly deployed infrastructure.

•	Technology Infrastructure advised a regional grocery store chain on optimizing application security based on Windows 2000/Active Directory. Technology Infrastructure consultants provided a best practices solution emphasizing efficiencies and optimizing the customer’s investment in Active Directory technology.

•	A security analysis and design session was performed for an environmental consulting organization. Technology Infrastructure assisted the customer with deployment and configuration of Systems Management Server infrastructure, pilot agent deployment, and patch management and system maintenance training.

•	Technology Infrastructure designed and deployed a Microsoft Operations Management-based solution facilitating monitoring of 125 servers for a financial services business. The solution included configuration of backend infrastructure, establishment of alert response thresholds and provision of training and product knowledge for the customer’s staff.

Technology Infrastructure consulting is performed by both of the Allin Consulting subsidiaries utilizing personnel based in the Company’s Northern California and Pittsburgh locations. Allin Network also provides limited network monitoring and consulting services from Pittsburgh. The majority of services in 2004 were billed on an hourly basis with the remainder based on fixed prices or minimum monthly fees.

Backlog. As of December 31, 2004, the committed backlog for the Technology Infrastructure Practice Area was approximately $622,000, all of which is expected to be earned in 2005. As of December 31, 2003, the committed backlog for Technology Infrastructure was approximately $472,000. Management believes the improvement in backlog for Technology Infrastructure is primarily attributable to obtaining several significant project engagements late in 2004. The majority of the labor associated with these projects will be performed in 2005. Committed backlog as of December 31, 2004 includes both large and small projects for a diverse group of customers.

There are common attributes to pricing, supply considerations and competition for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Discussion related to these topics is presented below under Business Process.

Collaborative Solutions

The following table sets forth the percentages of consulting services and total revenue for the Company’s Collaborative Solutions operations for the three years ended December 31, 2004.

	Year Ended December 31
Collaborative Solutions Percentage of	2002	2003	2004
Consulting Services Revenue	36%	38%	31%
Total Revenue	17%	20%	21%

During 2004, three significant customers, Robert Half International, Microsoft Consulting Services and Hanson North America, accounted for 16%, 14% and 12%, respectively, of Collaborative Solutions revenue.

Operations. The Collaborative Solutions Practice Area provides custom solutions focused on automating and streamlining key business activities to enhance the availability and usefulness of information for decision making. Collaborative Solutions provides scalable solutions based on Microsoft technology focused on portals and information workflow, business intelligence, application development based on the .NET framework and enterprise project management. Collaborative Solutions services provide tools to empower customer personnel with information for fast and effective decision making and are targeted at increasing customer productivity, eliminating inefficiencies and reducing costs. Collaborative Solutions organizes raw data into understandable information that can provide customers with competitive advantages.

Collaborative Solutions’ portal and information workflow solutions utilize Active Directory, SharePoint Portal Server, Content Management Server, InfoPath and SQL Server. Business intelligence solutions are typically based on SQL Server and Analysis Services and are accessed through analytical tools including Excel and SQL Reporting Services as well as other third-party tools. Customized applications are developed based on Microsoft’s .NET framework utilizing Visual Studio .NET with SQL Server. Enterprise project management solutions are typically based on Microsoft Project and Project Server, SQL Server, Reporting Services, Analysis Services and other third-party tools.

Collaborative Solutions revenue has been a relatively steady proportion of consulting services and total revenue over the three years 2002 through 2004. A slight 2% decline in revenue was realized in 2004 as compared to 2003. Management believes Collaborative Solutions helps businesses meet their ongoing need to remain competitive through technology-based projects that offer functionality improvements and operating efficiencies.

Management believes the pervasiveness and continuing growth of Internet-based commerce will help to stimulate demand for Collaborative Solutions services as businesses need to have effective portals and interfaces with transactional systems to remain competitive. Management expects the future level of demand for Collaborative Solutions services will also be impacted by a number of factors and trends, including increasing demand for customized applications meeting specific business needs, applications supporting SOA proliferation, implementation of voice over internet protocol and video capabilities in converged networks and the increasing complexity of business intelligence products. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Examples of recent projects completed by the Collaborative Solutions Practice Area include:

•	Collaborative Solutions provided a quick start pilot to illustrate the value of SharePoint Portal Server on a neuroscience organization’s intranet. The solution created a centralized data repository using customer defined custom lists, document libraries, data views, list templates and site templates and included user training to complete knowledge transfer.

•	An intranet portal and team collaboration solution based on SharePoint Portal Server was designed and implemented for a manufacturer of gaming systems. The solution provided best practices guidance for configuring and using SharePoint for document management, project management, data search, team collaboration and business process improvement.

•	Collaborative Solutions created a medical prescription accounting reconciliation system for an organization operating 300 retail store pharmacies. The solution implemented complex business rules to provide a more accurate accounting of prescription transactions.

•	A business intelligence solution was developed utilizing the Microsoft .NET platform and SQL Server, Data Transformation Services, and Analysis Services that designed and created data marts for a research company. Custom applications were developed to extract, transform and load data from source systems into dimensional data marts and online analytic processing cubes were created and made available to analysts.

•	Collaborative Solutions implemented SharePoint Portal Server team sites on a clothing manufacturer’s intranet. Collaborative Solutions consultants created a centralized data repository, developed tools to automate the migration of data and content from pre-existing documents and streamlined search scopes to aid users in retrieving relevant information more quickly.

Collaborative Solutions services are performed by both of the Allin Consulting subsidiaries utilizing personnel based in the Company’s Northern California and Pittsburgh locations. The majority of services in 2004 were billed on an hourly basis with the remainder based on fixed prices.

Backlog. As of December 31, 2004, committed backlog for the Collaborative Solution Practice Area was approximately $410,000, all of which is expected to be earned in 2005. As of December 31, 2003, the committed backlog for the Collaborative Solutions Practice Area was approximately $399,000. Management believes the small change in backlog levels is consistent with the relatively steady levels of revenue realized from Collaborative Solutions operations from 2002 through 2004. Committed backlog as of December 31, 2004 includes both large and small projects for a diverse group of customers.

Business Process

The following table sets forth the percentages of consulting services and total revenue for the Company’s Business Process operations for the three years ended December 31, 2004.

	Year Ended December 31
Business Process Percentage of	2002	2003	2004
Consulting Services Revenue	0%	0%	5%
Total Revenue	0%	0%	3%

Operations. The Business Process Practice Area focuses on services based on Microsoft business management software that help small and mid-size organizations automate processes, make more profitable decisions and accelerate growth. Business Process provides customized development, implementation and support services for the full range of Microsoft Business Solutions financial accounting and enterprise resource planning software, including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Solutions based on MS CRM assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools.

In December 2003, Allin Consulting-Pennsylvania acquired the operating assets of Information Designs, Inc., (“Information Designs”), including a customer list and the authorized Microsoft Business Solutions Partner designation previously granted by Microsoft to Information Designs. Allin Consulting-Pennsylvania hired three Information Designs employees. The Company built on this initial base of operations throughout 2004 through increased marketing efforts, expansion of dedicated staff and the acquisition of complementary businesses. In November 2004, Allin Consulting-Pennsylvania acquired certain operating assets of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”), and from Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”). Allin Consulting-Pennsylvania hired eight employees from the predecessor organizations in conjunction with these acquisitions, substantially increasing the breadth of technical expertise and marketing capabilities of the Business Process operations. Management believes that as a result of the Company’s efforts throughout 2004 and the recent acquisitions, the Business Process Practice Area staff has extensive experience and a breadth of knowledge regarding Microsoft Business Solutions technology.

Since the Computer Resources and Jimary Business Systems acquisitions occurred late in 2004, management expects revenue from Business Process consulting services will likely increase in 2005. However, no assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period. There can also be no assurance that the Company will be able to successfully integrate the businesses or assets that it has acquired with the other businesses of the Company.

Business Process services are performed by Allin Consulting-Pennsylvania utilizing personnel based in the Company’s Pittsburgh location. The majority of services in 2004 were billed on an hourly basis. Prior to acquisition, Jimary Business Systems provided technical support services to a significant proportion of its customers on a fixed price basis for specified time periods, typically annual periods. Services are being provided by the Company on this basis over the remaining periods of these arrangements. The Company may enter new arrangements to provide technical support services on a similar basis in 2005 and future periods.

Backlog. As of December 31, 2004, committed backlog for the Business Process Practice Area was approximately $413,000, all of which is expected to be earned in 2005. As of December 31, 2003, the committed backlog for the Business Process Practice Area was approximately $89,000. Management believes the significant increase in backlog level resulted from various factors, including the Company’s recent acquisitions which substantially increased the Business Process customer base and the Company’s efforts at developing its Business Process operations throughout 2004. Committed backlog as of December 31, 2004 consists of small projects for a large and diverse group of customers.

The following discussion of pricing, supply considerations and competition relates to the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas.

Pricing. Average billing rates for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas for the year ended December 31, 2004 were $144 per hour for Northern California-based operations and $88 for Pittsburgh-based operations. Comparable average billing rates for the year ended December 31, 2003 were $147 per hour for Northern California-based operations and $80 for Pittsburgh-based operations. This represents a decline in average billing rates of 2% for Northern California and an increase of 10% for Pittsburgh operations. Management believes that while the recovery in demand for technology consulting services was particularly strong in Northern California, increased demand first resulted in increased utilization of available consulting resources which had been underutilized during the downturn in technology spending experienced from 2001 to 2003. Management believes that that a prolonged increase in demand will be necessary to result in upward pressure on pricing in Northern California. Management believes the increase in average billing rate experienced in the Pittsburgh area from 2003 to 2004 resulted from several factors, including a greater proportion of project activity being delivered under the higher-rate Allin-managed or co-managed methods and the growth in Business Process operations.

Supply Considerations. The services performed by the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas are primarily labor intensive and are provided by the Company’s consultants and engineers. The Company’s Allin Consulting subsidiaries maintain an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, usage of online recruiting sites, advertising and other means, as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. The Company believes that the Allin Consulting subsidiaries are perceived as being on the leading edge in implementing new Microsoft-based technology in the geographic areas in which the Company operates as well as offering a high level of customer service. Management believes that the Company’s reputation in these markets helps to attract highly-qualified candidates for available positions with the Company’s practice areas. Compensation for the Company’s technical consulting staff is primarily salary-based, with some hourly production-based employees. The Company’s management believes that a salary-based model helps to foster continuity in the consulting staff and long-term improvement of its technical knowledge capital which consequently reduces the cost of employee turnover. From time to time, Technology Infrastructure, Collaborative Solutions and Business Process utilize the services of independent contractors, particularly when specialized technical knowledge is needed for certain projects of limited duration. The Business Process Practice Area actively promotes the sale of Microsoft Business Solutions software in conjunction with its services. See below under Information System Product Sales for discussion of supply considerations related to these technology products. Other computer hardware, software and supplies purchased to support the Technology Infrastructure, Collaborative Solutions and Business Process operations and consultants are readily available from a large number of suppliers.

Competition. Technology consulting services are provided by companies diverse in size and scope of activities, including hardware and software vendors with significant computer services operations and large and small entities primarily focused on technology-related consulting. The industry has experienced significant consolidation in recent years as firms seek to broaden technological skills or geographical presence and as economic conditions have driven many smaller providers from the marketplace.

Competitors include very large consulting organizations such as Ciber, Inc., Accenture, Ltd. and ePartners and computer hardware and software manufacturers and vendors who also provide a significant level of computer consulting services, such as International Business Machines Corporation, Hewlett Packard and BearingPoint, Inc. However, management believes the larger competitors are generally oriented to very large engagements. Management believes that the practice areas’ strongest competition comes from smaller regional or local consulting firms with service specialties similar to the Company’s and from smaller national organizations with strong operations in the markets where the Company’s services are concentrated. In the Northeastern United States, competitors would include firms such as synergIT Incorporated, AEC Plc., Project Assistants, Inc. and Cagas. In Northern California, local competitors tend toward specialization. Collaborative Solutions competitors would include firms such as Magenic Technologies, Inc. and Interlink Group, Inc.. Competitors for Technology Infrastructure would include firms such as Convergent Computing, MicroMenders and Coyote Creek Consulting, Inc.

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

Interactive Media

The following table sets forth information concerning Interactive Media consulting and systems integration revenue as percentages of consulting services, if applicable, and total revenue for the three years ended December 31, 2004.

	Year Ended December 31
	2002	2003	2004
Interactive Media Consulting Percentage of:
Consulting Services	39%	38%	19%
Total Revenue	19%	20%	13%

Interactive Media Systems Integration Percentage of:
Total Revenue	39%	37%	23%

As noted above, Interactive Media operations have historically been concentrated among a few significant customers in the cruise industry. Three cruise line customers, Carnival, Royal Caribbean and Costa, accounted for 55%, 25% and 19%, respectively, of Interactive Media revenue during 2004. Costa is an affiliate of the Carnival organization.

Industry Overview – Cruise Industry

The cruise industry, where the Interactive Media Practice Area’s services are focused, is an important force in the North American economy. The International Council of Cruise Lines (“ICCL”), an industry organization, reported in The Cruise Industry 2003 Economic Summary that the North American cruise industry generated $25.4 billion in economic activity in the United States in 2003 through direct spending for goods, services and wages. The ICCL report notes over 295,000 jobs were generated by these expenditures and that the cruise industry significantly benefits domestic industries including durable and non-durable goods, travel services, professional and technical services and airline transportation. The Cruise Lines International Association (“CLIA”), an industry association representing cruise lines and travel agents, estimates a worldwide cruise passenger level of 10.6 million in 2004, an 11% increase over the 2003 passenger level of 9.5 million, according to a CLIA January 19, 2005 press release. CLIA estimates North American cruise passenger levels at 9.0 and 8.0 million for 2004 and 2003, respectively. The CLIA press release notes that growth in passenger levels has been a long-term trend in the cruise industry, averaging 8% annual growth over the last fifteen years.

Carnival is the cruise industry’s leading operator, with its website listing 77 ships among twelve cruise line brands as of the end of its 2004 fiscal year. The article Carnival: Plenty of Ports in a Storm from the November 15, 2004 edition of Business Week indicates that Carnival holds a 47% market share in the cruise industry with annual revenue approaching $10 billion. Royal Caribbean and Star Cruises Group (“Star”) are the second and third largest cruise organizations, sailing fleets of 30 and 17 ships, respectively, per their web sites. Carnival, Royal Caribbean and Star realized aggregate fiscal year 2004 revenue of $16.0 billion, per their respective press releases (Carnival - December 16, 2004, Royal Caribbean – February 1, 2005, Star – February 22, 2005). As noted above, Carnival and Royal Caribbean have been the Company’s largest customers in recent years. The Company previously operated an interactive television system under its former owner-operator model under an agreement with Norwegian Cruise Lines (“Norwegian”) prior to Star’s 2000 acquisition of Norwegian, but has not to date performed other services for Star.

Forecasts for 2005 for the cruise industry are optimistic. The Cruise Industry News Quarterly article Promise of a Great Year, But With Major Changes (Winter 2004/2005 edition) notes expectations of strong demand, more control over pricing and increased passenger onboard spending during 2005. The article A Bright Future from the December 13, 2004 edition of TravelAgent notes that equalized pricing policies adopted during 2004 by Carnival and Royal Caribbean have reduced fare discounting and encouraged earlier booking of cruises. The article indicates the current booking window ranging from four to six months represents a return to pre-September 2001 reservation patterns and notes this contributes to stabilized pricing for the cruise lines.

The cruise industry responded to growing demand over the last fifteen years by building a significant number of new ships to increase industry capacity. However, new-build orders slowed during 2002 and 2003 due to concerns about overcapacity and the impact of the September 11, 2001 incidents of terrorism on the travel industry. As a result, only four new ships are coming into service in 2005, fewer than in the immediately preceding years, per information from the Winter 2005 edition of Even Keel, an ICCL newsletter, Cruise News Daily’s November 22, 2004 Guide to New Ships and the

March 7, 2005 edition of Cruise News Daily. These sources indicate six, eight and three new ships are presently on order to enter service in 2006, 2007 and 2008. Currently, the Company has entered into an agreement to install an interactive television system on one of the ships entering service in 2005. Eight of the seventeen newly built ships expected to enter service from 2006 to 2008 will be operated by current customers of the Company, although no assurance can be provided that the Company will receive interactive television system orders for any of these ships. The new ships on order include three of Royal Caribbean’s Ultra Voyager class, including the Freedom of the Seas, which will become the largest cruise ship in the world when introduced in 2006. The new ships currently under construction or on order will continue a cruise industry trend toward larger ships allowing for a wider variety of passenger amenities and activities. Additional ship orders in the future will be dependent on a number of factors, including continued growth in passenger levels and the relative strength of the United States dollar to the euro as the major cruise lines predominantly utilize European ship yards for construction of new ships.

The Summer 2004 edition Cruise Industry News Quarterly includes several articles describing the ongoing trend in the cruise industry toward more choices and activities for passengers in dining, entertainment, sports and shore excursions. The article The Changing Face of Shore Excursions notes a growing trend toward the implementation of more action and adventure-oriented tours designed for fewer passengers. The New York Times January 30, 2005 edition reports in the article More Frills (and Even Chills) to Lure Landlubbers that “choice” is the buzzword behind recent cruise industry trends, enabling people to design their own cruise experience by choosing their trip duration, cabin configuration and dining arrangements. The articles notes that cruise lines are offering an increasing range of activities, creature comforts and technology connectivity to attract both prior cruise passengers eager to try something new and new passengers. The Company’s management believes the trends toward increasing passenger choices and convenience combined with increased ship size create a compelling need for automation of shipboard programs and that interactive television can be an effective component of this process. The Company’s management believes this trend and others, such as increasing demand for online access, create opportunities for additional applications development, consulting and systems integration services to be provided to the cruise industry. There can be no assurance, however, that such opportunities will result in additional business or improvements in financial results for the Company.

Achievement of future growth forecasts by the cruise industry is subject to a number of risks. The TravelAgent article Government Eyes Maritime Security Measures that Could Cost Consumer (November 22, 2004 edition) notes impending changes in security regulations could increase costs for cruise consumers. The Cruise News Daily edition of January 20, 2005 reports on an Alaskan tax initiative that could substantially increase consumer costs for that segment of the cruise market. Cost increases related to new security measures and taxes could result in decreasing passenger levels in the cruise industry in future periods. Other factors such as geopolitical considerations, economic conditions and widely publicized outbreaks of shipboard illness have resulted in short-term negative impacts to the cruise industry in recent years. Although the cruise industry reacted strategically to overcome the negative impact of these factors, the risks described above could negatively impact the cruise industry again in the future which may in turn decrease future opportunities for the Company’s Interactive Media Practice Area.

Marketing Objectives

The Company’s expertise in designing and installing interactive television systems has been recognized in the cruise industry, where the Company’s interactive television solutions are the predominant system of choice for the world’s two largest cruise organizations, Carnival and Royal Caribbean. Thirty-two shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. The Company’s management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Over forty applications have been developed by Interactive Media for the cruise industry to generate incremental revenue, promote operating efficiencies and enhance customer service. The Company’s management estimates that the revenue producing applications developed for, and implemented on, cruise ships will generate more than $275 million of revenue for the cruise industry in 2005. The Company seeks to continually improve the services offered to the cruise industry through broadening the scope and functionality of applications, improving the functionality and reliability of interactive television system hardware and components, ongoing efforts to reduce system costs and initiatives to develop advertising and promotional opportunities to enhance the cruise lines’ revenue and return on investment.

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

Interactive Media’s extensive experience and broad-based development and implementation capabilities allow for solutions that give customers a degree of flexibility and control that management believes is unparalleled among cruise market service providers. Interactive Media offers customers choices by allowing them to pick from over thirty-five working service or entertainment applications, by enabling the creation of unique applications and systems for individual cruise lines or ships, by offering both thick- and thin-client solutions, and by enabling operations over digital, radio frequency-based and hybrid distribution systems. Interactive Media also offers extensive support services, which have kept systems running efficiently and cost-effectively for over nine years. Management believes that Interactive Media offers diverse, scalable solutions that meet customers’ technology preferences in a cost-efficient manner.

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

The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. To date, the majority of installations performed by Interactive Media have been on newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2005 than in 2004 or 2003. As of December 31, 2004, the Company has a contractual commitment in place for one interactive television system to be installed on the Carnival Liberty in 2005. Although the level of cruise industry new builds is expected to begin to increase in 2006, no assurance can be given that the Company will be successful in obtaining additional system orders as a result of the increase. The Company continues to actively market interactive television systems for ships currently in service and also continues ongoing efforts to lower system costs and to create programs that enhance cruise lines’ incremental revenue and return on investment.

Interactive Media Consulting

Operations. The Interactive Media Practice Area is a provider of core technology for the delivery of media rich content. Interactive Media has extensive experience with delivering innovative solutions involving the design of both software and hardware configurations that meet customers’ requirements for information on demand. Interactive Media offers consulting services specializing in interactive media applications that the Company’s management believes enable customers to improve service and increase productivity and revenue. Consulting services provided in 2004 included applications development, technical architecture design, configuration and implementation related to interactive television systems and maintenance and support services for Interactive Media’s installed base of interactive television systems.

The level of Interactive Media consulting services provided to customers decreased by 39% from 2003 to 2004, due to a significant decline in the level of services related to interactive television systems for newly built ships. The backlog for Interactive Media consulting services is also significantly lower as of the end of 2004 than as of the end of 2003. There can be no assurance that consulting revenue will be recognized in 2005 or future periods at levels equal to or greater than the level experienced in 2004.

Interactive Media Practice Area consultants have the expertise and experience in interactive media technology to develop solutions that integrate broadcasting and information system technology and provide for distribution of digital or analog video content over digital networks or radio frequency-based television infrastructure. Interactive Media develops applications based on the open architecture of Microsoft products such as Windows XP and 2000, SQL Server and Internet Information Server. The open architecture enables significant customization of application content through commonly used programming languages. Solutions are Internet-accessible, provide multiple language capability and support high-end graphics and digital video content.

Applications developed by the Interactive Media Practice Area include, among others, shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service and wine ordering, meal reservations, shipboard and destination shopping promotion, distribution of activities and ship informational and promotional content, future cruise previews, digital photography and passenger amenities such as internet access, music on demand, news updates, stock quotes, video games, cabin messaging and wake-up calls. Arrays of these applications are currently in use on thirty-two cruise ships. Interactive Media has also developed applications in the past for healthcare and educational institutions, including on-demand viewing of information related to medical conditions and procedures and on-demand viewing of educational programs. Interactive Media seeks to broaden the scope and functionality of applications on an ongoing basis.

During 2004, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office. Portions of larger engagements were performed at sites designated by customers. It is anticipated that 2005 operations will be conducted in a similar manner. During 2004, three significant clients, Carnival, Costa and Royal Caribbean, collectively accounted for 98% of Interactive Media consulting revenue. Revenue is expected to remain highly concentrated in 2005.

Labor Supply Considerations. Interactive Media’s services are labor intensive and utilize the Company’s consultants and engineers. The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, usage of online recruiting sites, advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. Because the Interactive Media Practice Area offers services in specialized technology niches, the Company provides extensive training to consultants and engineers to enhance their skills. Compensation for Interactive Media’s technical staff is primarily salary-based.

There are common attributes to backlog and pricing and competition for the Interactive Media consulting and systems integration segments. Discussion related to both segments is presented below under Interactive Media Systems Integration.

Interactive Media Systems Integration

Operations. During 2004, Interactive Media completed or substantially completed interactive television systems integration projects on Carnival’s Miracle and Valor, Costa’s Magica and Royal Caribbean’s Jewel of the Seas. Interactive Media installed seven shipboard interactive television systems in 2003. Interactive Media systems integration revenue declined 41% from 2003 to 2004 as a result of the decline in the number of major interactive television system projects. As noted above, one shipboard interactive television system installation project is currently committed for 2005 for the Carnival Liberty. There can be no assurance that the Company will receive orders for additional systems for 2005 or beyond or that any sales made will result in improvements to the Company’s financial condition or results of operations. If Interactive Media is unsuccessful in obtaining additional projects for 2005, revenue and gross profit from systems integration services will likely decline significantly from 2004 levels, further negatively impacting the Company’s overall profitability.

Interactive Media can deliver flexible, scalable solutions meeting customers’ technology needs and preferences. Both thick- and thin-client solutions are offered for digital networks. Thick-client solutions utilize high-end set top boxes, wireless keyboards, remote controls and monitors or high-definition televisions to offer the functional equivalent of a personal computer in each cabin. Advanced on-demand applications are delivered over Ethernet or ATM-based networks, and interface with the customer’s other information systems.

Thin-client solutions leverage centralized all-digital head-end equipment dynamically allocated to deliver advanced applications across digital networks, radio-frequency distribution systems or hybrid systems to end-user monitors or televisions. Solutions for radio frequency based distribution systems utilize low cost televisions, set top boxes and remote controls for end-user access. Thin-client solutions for digital networks also use a centralized head-end architecture, but communicate with end-user monitors or high-definition televisions over Ethernet or ATM-based networks. The open architecture of the head-end operating systems based on Microsoft BackOffice products such as Windows XP or 2000, SQL Server and Internet Information Server enables flexible delivery of video content from various sources and interfaces with the customer’s other information systems. The essence of either type of Interactive Media solution is to bring the functional equivalent of a Windows-based personal computer to every end user.

During 2004, Interactive Media systems integration operations were conducted primarily by technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office. Work associated with systems integration projects was performed onsite by Interactive Media personnel at various domestic and international locations, including European shipyards for installations on newly built ships. It is anticipated that 2005 operations will be conducted in a similar manner. Systems integration services were provided in 2004 exclusively to three significant customers, Carnival, Costa and Royal Caribbean. Revenue is expected to remain highly concentrated in 2005.

Equipment Supply Considerations. The Company’s rigorous review of available hardware platforms for interactive television operations led to the 1999 selection of On Command as the preferred supplier of computer hardware platforms, end-user components and associated operating software for the Company’s interactive television solutions. On Command is one of the world’s largest providers of interactive television services to the lodging industry. On Command’s research and development efforts periodically update specifications and configurations for computer hardware, end-user components and operating software that facilitate efficient and reliable interactive television operations. The Company has designed and developed a suite of unique software applications which maximize the capabilities of the On Command hardware platforms for the Company’s customers. The Company’s purchases of materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Practice Area and for information system product sales, have been highly concentrated with On Command. During the years ended December 31, 2003 and 2004, 90% and 61%, respectively, of materials purchased for these operations were from On Command.

Allin Interactive entered into a License and Supply Agreement with On Command, effective June 30, 2003, replacing a previously existing Supplier Agreement. The License and Supply Agreement has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, On Command granted Allin Interactive exclusivity in utilizing its hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term, and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. There are no minimum purchase requirements under the agreement, so the Company’s risk is limited to the loss of exclusivity. Based on purchases to date and expectations for purchases over the first half of 2005, the Company believes it is unlikely that the minimum threshold required to maintain exclusivity beyond June 30, 2005 will be reached. The Company does not expect that the potential loss of exclusivity for the cruise line market will negatively impact its ability to purchase hardware and end-user components from On Command. However, should some of the Company’s competitors begin to utilize hardware and end-user components from On Command for interactive television projects, the Company’s competitive position may be negatively impacted.

The License and Supply Agreement provides for the grant from On Command to Allin Interactive of a non-exclusive, perpetual license to use, market, distribute and maintain the On Command software as well as rights to modify and sublicense the software. License fees are to be determined by mutual agreement. No license fees were incurred from the commencement of the agreement through December 31, 2004. The License and Supplier Agreement was included as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003. If On Command were removed as a source of supply for hardware and end-user components for any reason, the Company’s Interactive Media operations could be negatively impacted from factors such as increased research and development costs, difficulty in obtaining alternate components, increases in the cost of components and reduced functionality of alternate components.

Certain computer hardware and software, networking components and radio frequency-based communication equipment utilized in Interactive Media projects are purchased from other suppliers. These products are readily available and may be purchased from a number of vendors. The Company does not manufacture any of the hardware components utilized in systems integration projects. The Company did not experience any problems obtaining components necessary for timely performance of its 2004 systems integration projects and does not anticipate any such difficulties in 2005.

The following discussion of backlog and pricing and competition applies to both the consulting and systems integration services provided by the Interactive Media Practice Area.

Backlog and Pricing. As of December 31, 2004, the Company had a committed backlog of approximately $1,951,000 for Interactive Media consulting and systems integration services, all of which is expected to be earned in 2005. This compares with a committed backlog for Interactive Media services of approximately $3,353,000 as of December 31, 2003. The backlog as of December 31, 2004 includes development, configuration and implementation labor and equipment associated with a shipboard interactive television system for the Carnival Liberty under a contract amendment with Carnival, remaining interactive television system commitments under the agreements entered into with Carnival in February 2001, consulting and integration services under various purchase orders and support services under agreements with all of the Company’s cruise line customers. Management believes the decline in backlog is primarily attributable to 2005 representing the low point in a cycle of new-build activity for cruise ships.

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

The following information regarding the organizations Company management considers as the primary competitors in this market was obtained from the respective websites of the organizations. IDF GmbH, a German company, has installed digital-based interactive television systems on the Cunard Line’s Queen Mary 2, which entered service in January 2004, and on two Hapag Lloyd cruise ships. Another German company, Acentic Holdings GmbH (“Acentic”), lists Radisson as a cruise line customer, but does not specify a number of shipboard systems. Otrum ASA (“Otrum”), a Norwegian company, and VDA Multimedia Spa (“VDA”), an Italian company, both indicate that they are providers of interactive television services to the cruise market, but do not specify cruise line customers or installed ships. Acentic, Otrum and VDA are operators of lodging-based interactive television systems in Europe. An American company, Insystcom, Inc., indicates its interactive television system operates on Silversea Cruises and Oceania ships, but does not specify an installed number of systems.

The Company believes the cost-effectiveness of its solutions, its wide array of developed fully-functional applications, the substantially larger number of installed interactive television systems on cruise ships than any of the Company’s competitors and Interactive Media’s extensive experience providing services to the cruise industry provide competitive advantages in the market for cruise industry services. However, there can be no assurance that competitors, some of which may have greater financial resources than the Company, will not enter the field or develop innovative technologies that can effectively compete with the Company. There can also be no assurance that competition for system implementations will be solely on a service provider basis as interactive competitors have at certain times been willing to make significant capital commitments to obtain system implementations. Competitors may market on the basis of a lower price as compared to the Company’s solutions by limiting the range or functionality of applications and system components. Competitors offering only thick-client solutions may market on the basis that their solutions represent a higher level of technology than a shared-resource solution. The Company believes it can compete effectively against these marketing approaches.

Outsourced Services

The following table sets forth the percentage of total revenue derived from Outsourced Services operations for the three years ended December 31, 2004.

	Year Ended December 31
Outsourced Services Percentage of	2002	2003	2004
Total Revenue	8%	5%	5%

Marketing Objectives. The Company places significantly greater marketing emphasis on the solutions-oriented services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. While the Company is not aggressively seeking new clients for its Outsourced Services operations, renewal of services with existing clients is being solicited.

Operations. The Company’s Outsourced Services operations provide resources with varied technical skill sets that customers utilize to complement or assist internal staff in the execution of customer-managed projects. Outsourced Services provides resources performing services and application development based on Microsoft, Oracle and Informix software and products. Engagements carried out in 2004 and committed for the future have been relatively long-term in nature, frequently of multiple years’ duration. Outsourced Services operations are based in Pittsburgh and are primarily conducted in the Pittsburgh area. During 2004, all of the services were billed on an hourly basis. Five customers accounted for all of the 2004 Outsourced Services revenue. Revenue is expected to remain concentrated among this small base of customers in 2005.

Backlog & Pricing. As of December 31, 2004, the Company had a committed backlog of approximately $119,000 for its Outsourced Services operations, all of which is expected to be earned in 2005. As of December 31, 2003, committed backlog for Outsourced Services was approximately $263,000. The significant decline in committed backlog is primarily attributable to one multiple year engagement entered in 2002 for a period through June 30, 2005. Committed backlog for this project as of December 31, 2003 represented a 1.5 year period as compared to a half year period as of December 31, 2004.

The average per hour billing rate for Outsourced Services was $57 per hour for the year ended December 31, 2004, as compared with $58 per hour for the year ended December 31, 2003.

Supply Considerations. Outsourced Services operations are labor intensive and are provided by the Company’s consultants. The Company has experienced little turnover related to its Outsourced Services operations over the last two years and consequently has not had a significant need to recruit personnel for these operations. The Company’s Outsourced Services staff is a mix of salary- and hourly-based employees and one hourly-based independent contractor.

Competition. Services similar to those provided by the Company’s Outsourced Services segment are provided by companies diverse in size and geographic presence. The Company believes effective competitors in the Northeastern United States include Ciber, Inc. and Pyramid Consulting. The Company competes on the basis of the high quality of the services that it offers.

Information System Product Sales

The following table sets forth the percentage of the Company’s revenue derived from information system product sales for the three years ended December 31, 2004.

	Year Ended December 31
Information System Product Sales Percentage of	2002	2003	2004
Total Revenue	3%	2%	5%

As discussed above, in December 2003 the Company commenced Business Process consulting operations focused on Microsoft’s Business Solutions technology. The sale of Microsoft Business Solutions products, including Great Plains and Solomon enterprise accounting systems and MS CRM customer relationship management software, was actively sought in conjunction with these consulting services in 2004. The marketing of Microsoft Business Solutions technology was the primary reason for the 85% increase in revenue for the Information System Product Sales segment from 2003 to 2004. Management expects that revenue from information system product sales will likely increase in 2005 as operations associated with customers acquired from Computer Resources and Jimary Business Systems in November 2004 will be included for the full year during 2005. There can be no assurance, however, that revenue for the Information System Product Sales segment will be realized at levels equal to or greater than current levels during 2005 or future periods.

Other types of information system products sold include interactive television equipment and components, computer hardware, software networking equipment and supplies. The Company’s cruise line customers were a large source of information system product sales in recent years, primarily for replacement equipment and spare components for interactive television systems. Information system product sales have also occasionally been obtained in connection with technology consulting engagements carried out by the Company’s Technology Infrastructure and Collaborative Solutions Practice Areas. The Company has not aggressively pursued information system product sales in association with services performed by these practice areas, but rather has maintained the capability to fulfill requests as a means to ensure customer convenience and satisfaction with implemented solutions.

The Company has historically maintained relatively little inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Information system product sales operations were conducted from the Company’s Pittsburgh and Ft. Lauderdale offices in 2004. During 2004, Royal Caribbean accounted for 19% of information system product sales revenue.

Supply Considerations. The Microsoft Business Solutions products being sold are supplied exclusively through Microsoft in accordance with the terms of the Microsoft Business Solutions North American Partner Agreement between Allin Consulting-Pennsylvania and Microsoft. The availability of Microsoft Business Solutions products is dependent on the Company’s continued ability to maintain its qualification as a Microsoft partner and the timely payment of annual partner fees. Most of the interactive television equipment sold by the Company is purchased from On Command under the License and Supply Agreement. See Equipment Supply Considerations under the Interactive Media Systems Integration section of this Item 1 – Business for additional information regarding the Company’s agreement with On Command. The Company does not anticipate problems in obtaining software or equipment from Microsoft Business Solutions or On Command, although there are no other sources of supply for the products. However, the Company’s operations could be negatively impacted from factors such as increased research and development costs, difficulty in obtaining alternate products, increases in the cost of products and reduced functionality of alternate products if availability of the Microsoft Business Solutions or On Command products ceased for any reason. Most of the other computer hardware and software sold by the Company is readily available from a large number of sources.

Other Services

The following table sets forth the percentage of total revenue derived from Other Services for the three years ended December 31, 2004.

	Year Ended December 31
Other Services Percentage of	2002	2003	2004
Total Revenue	1%	1%	2%

The Other Services segment includes revenue derived from activities peripheral to the consulting or systems integration activity of the Company’s practice areas. Examples of these types of revenue earned in 2004 are out-of-pocket expense reimbursements, website hosting and archival fees, commissions for product referrals and commissions related to the 2000 sale of certain contracts for network monitoring services. Other Services are not expected to be significant to the Company’s future operations.

Research and Development

Because the Company purchases most of the key interactive television system equipment and hardware utilized for Interactive Media systems integration projects from On Command, Interactive Media’s operational and technical executives monitor On Command’s ongoing product research and development activities. Consequently, the Interactive Media Practice Area did not incur significant research and development expenses related to On Command’s equipment and hardware during 2004. Software development is generally conducted by the Company’s practice areas as part of client engagements. The Company utilizes case studies and descriptions of the engagements as a component of its education and training efforts for its consultants. The Company expects that research and development efforts and expenses in 2005 will relate primarily to application development and platform refinements for Interactive Media’s thick-client interactive television solutions.

Employees

As of February 28, 2005, the Company employed 101 people and utilized the services of four independent contractors. None of the employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

Marketing and Sales

The marketing and sales efforts of the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas are targeted toward businesses ranging from small to mid-size to those having up to $1 billion in annual revenue. These practice areas target horizontal markets, meaning potential clients in any industry. The Interactive Media Practice Area currently targets the cruise industry as the primary source of new business.

The Company has ten dedicated sales and marketing personnel focused on promoting, or securing engagements for, the Company’s practice areas. Certain of the Company’s operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company’s operations.

(d) Financial Information About Geographic Areas

Financial information about geographic areas in which the Company operates is included in Note 14 – Industry Segment Information of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data. Contracts covering any of the Company’s foreign or at sea operations are denominated in United States dollars. The Company believes that costs associated with any projects or services conducted outside the United States are also predominantly in United States dollars. Therefore, the Company does not believe it is subject to material foreign exchange currency risk.

Item 2 - Properties

The Company’s principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in rented office space. The Pittsburgh office houses the Company’s executive management, technical, administrative and financial personnel. Management, sales, technical and administrative personnel associated with the eastern United States operations of the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas and the Company’s Outsourced Services and Information System Product Sales operations also utilize the Pittsburgh office. The Company’s long-term lease for the office space expired January 31, 2002. Pursuant to an agreement with the landlord for the Pittsburgh office, the Company is occupying its present space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely lease space within the same building commensurate to its needs or, if such space is not available, space in another building. Management believes the current arrangement has been and remains beneficial to the Company since rent expense was significantly reduced from levels under the long-term lease while the costs and inconvenience of moving have been deferred. The Company is now effectively paying for only a portion of its previously leased space and is fully utilizing that portion.

The Company’s Technology Infrastructure and Collaborative Solutions Practice Areas also utilize leased professional office space in San Jose and Walnut Creek, California. These offices serve as a base of operations or an available worksite for practice area management, sales, technical and administrative personnel associated with western United States operations. The term of the San Jose office lease extends through February 28, 2007. The San Jose office is comparable in size to the office formerly utilized until January 2004; however, rental expense is less than half of the rate for the former office. Management believes this reflects the then current commercial real estate market in the San Jose area when the lease was agreed upon in late 2003, when the lease was entered into between the Company and the landlord, due to the negative impact of economic conditions from 2001 through 2003 on technology-related businesses, which are a significant sector of the local economy. The lease for the Walnut Creek office was amended in December 2003 to extend the term for an additional three-year period. The lease now expires December 31, 2006. Rental expense under the amendment is at similar levels as under the original lease for the Walnut Creek space.

The Interactive Media Solution Area utilizes leased office space in Ft. Lauderdale, Florida as the primary base of operations for its consulting and systems integration operations. Practice area management, technical and administrative personnel associated with Interactive Media’s operations utilize the Ft. Lauderdale office. The Ft. Lauderdale office is comprised of mixed-use space and includes professional office space, work areas for configuration of equipment utilized on systems integration projects and storage areas for inventory. The Ft. Lauderdale office also houses logistical functions associated with information system product sales. Interactive Media has utilized the present location in Ft. Lauderdale since 1998, and, in both 1999 and 2001, leased adjoining space to expand its office. The lease for the Ft. Lauderdale office will expire on July 31, 2005. The Company is currently in discussion with the landlord for the Ft. Lauderdale office regarding renewal of the lease beyond its present expiration date. Interactive Media also leases space on a month-to-month basis in an offsite storage facility. The space is used for storage of inventory and equipment purchased for projects, but not yet shipped. The storage facility utilized is a secure facility with limited access.

As of December 31, 2004, the Company’s leased offices were fully utilized.

Item 3 - Legal Proceedings

The Company from time-to-time is involved in litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject, for which any material adverse judgment is considered probable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Allin Corporation’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001. The Company’s common stock is quoted under the symbol “ALLN.” Should quotation of the common stock on the OTC Bulletin Board cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease.

From January 1, 2003 to December 31, 2004, the high and low bid prices per share of common stock as quoted on the OTC Bulletin Board were $0.140 and $0.490, respectively. Over-the-counter quotations per the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarterly high and low bid prices per OTC Bulletin Board quotations per share of common stock during 2003 and 2004 were as follows:

High and Low Prices Bid Per Share of Common Stock	Quarterly High Price	Quarterly Low Price
First Quarter 2003	$0.230	$0.140
Second Quarter 2003	0.320	0.170
Third Quarter 2003	0.320	0.200
Fourth Quarter 2003	0.480	0.240

First Quarter 2004	$0.490	$0.230
Second Quarter 2004	0.330	0.210
Third Quarter 2004	0.270	0.155
Fourth Quarter 2004	0.260	0.160

On March 11, 2005, there were 88 record holders of the common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, as amended, prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock. The Loan and Security Agreement expires September 30, 2005, but the Company expects to seek an extension of this facility beyond such date. Each of the Certificates of Designation governing the Company’s Series C Redeemable Preferred Stock and Series D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

For information about the Company’s equity compensation plans, see Part III Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6 - Selected Financial Data

ALLIN CORPORATION & SUBSIDIARIES

SELECTED FINANCIAL DATA

(Dollars in thousands, except for per share data)

The selected financial data for each of the periods ended December 31, 2000, 2001, 2002, 2003 and 2004 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Supplementary Data of the Company (Item 8), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), included elsewhere in this Form 10-K and in the Company’s Form 10-K reports for the periods ended December 31, 2002 and 2003.

In June 2001, the Company decided to discontinue Allin Digital Imaging Corp.’s (“Allin Digital”) digital imaging technology-based operations. Results of operations for Allin Digital have been reclassified to discontinued operations for all periods. On December 31, 2002, Allin Digital was merged into Allin Interactive.

The selected financial data for the periods ended December 31, 2000, 2001, 2002, 2003 and 2004 reflect the results of continuing operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings for the full years then ended. The selected balance sheet data as of December 31, 2000 and 2001 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network, Allin Holdings and Allin Digital as of those dates. The selected balance sheet data as of December 31, 2002, 2003 and 2004 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings as of those dates.

Certain reclassifications have been made to the selected statement of operations data for the years ended December 31, 2000, 2001, 2002 and 2003 to conform to the current presentation of this information. The reclassifications impacted revenue and cost of sales for these periods. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services have been reclassified as revenue while the associated costs are reflected as cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $274,000, $107,000, $79,000 and $111,000, respectively, for the years ended December 31, 2000, 2001, 2002 and 2003. The reclassifications did not impact the Company’s gross profit, loss or income from operations, net loss or income or earnings per share during any of the periods.

Certain reclassifications have been made to the selected balance sheet data as of December 31, 2000 and 2001 to conform to the current presentation of this information. The reclassifications impacted working capital, total assets and total liabilities as of these dates. The reclassifications did not impact the preferred stock or shareholders’ equity balances presented as of either of the above year-end dates. The reclassifications also did not impact the Company’s results of operations or earnings per share during any of the periods ending December 31, 2000 and 2001. The reclassifications are described below.

The liability for accrued dividends on preferred stock has been separated into current and non-current portions based on the Company’s expectations for payment of the dividends. Previously, all of the accrued dividends on preferred stock had been included under current liabilities. This reclassification increased working capital by $1,078,000 and $1,370,000 as of December 31, 2000 and 2001, respectively.

Allin Interactive performs systems integration services for interactive television technology under certain agreements accounted for utilizing the percentage of completion or proportional performance methods. The current portions of costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins have been reclassified such that the aggregate of all projects with costs and estimated gross margins in excess of billings balances is presented under current assets while the aggregate of all projects with billings in excess of costs and estimated gross margins balances is presented under current liabilities. Previously, the aggregate of costs and estimated gross margins in excess of billings had been offset against the aggregate of billings in excess of costs and estimated gross margins, with the net amount included under current assets or current liabilities. The change results in increases of $25,000 and $360,000, respectively, in both total assets and total liabilities as of December 31, 2000 and 2001.

	Year Ended December 31,
	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenue	$21,144	$18,188	$13,412	$13,047	$12,566
Cost of sales	12,729	9,830	6,963	5,974	6,028

Gross profit	8,415	8,358	6,449	7,073	6,538

Depreciation & amortization	2,072	1,571	537	268	201
Loss on impairment or disposal of assets	67	10,751	—	376	186
Other selling, general & administrative	8,722	7,176	5,158	5,419	5,832

(Loss) income from operations	(2,446)	(11,140)	754	1,010	319

Interest expense, net	216	117	27	40	36

(Loss) income before provision for income taxes	(2,662)	(11,257)	727	970	283

(Benefit from) provision for income taxes	(79)	—	(272)	190	(1)

(Loss) income from continuing operations	(2,583)	(11,257)	999	780	284

(Loss) gain from discontinued operations	(371)	(689)	10	—	—

Net (loss) income	(2,954)	(11,946)	1,009	780	284

Accretion and dividends on preferred stock	637	660	684	710	740

Net (loss) income attributable to common shareholders	$(3,591)	$(12,606)	$325	$70	$(456)

Net (loss) income per common share - basic	$(0.56)	$(1.81)	$0.05	$0.01	$(0.07)

Net (loss) income per common share - diluted	$(0.56)	$(1.81)	$0.04	$0.01	$(0.07)

Weighted average number of common shares outstanding - basic	6,371,827	6,966,365	6,967,339	6,967,339	6,967,339

Weighted average number of common shares outstanding - diluted	6,371,827	6,966,365	11,253,053	6,980,224	6,967,339

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Working capital	$2,976	$2,800	$3,830	$4,916	$3,501

Total assets	24,307	9,418	10,302	9,156	8,751

Total liabilities	8,320	6,004	6,550	5,321	5,359

Preferred stock	6,667	6,680	6,693	6,706	6,719

Shareholders’ equity	15,987	3,414	3,752	3,835	3,392

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the annual periods ended December 31, 2002, 2003 and 2004. This discussion should be read in conjunction with the information in the Company’s consolidated financial statements and the notes pertaining thereto contained in this Annual Report on Form 10-K and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. Certain terminology regarding the Company’s operations was changed during the second quarter of 2004 as a result of management’s ongoing review of the Company’s business and direction. The Company now utilizes the term practice area to denote its core operating functions, whereas the term solution area was previously used. Also, the practice area formerly known as E-Business was renamed Collaborative Solutions. Management believes Collaborative Solutions better reflects the broad scope of the practice area. All references to “Microsoft” refer to Microsoft Corporation.

The Company commenced the operations of its Business Process Practice Area operations in December 2003. However, the Company did not report revenue and gross profit for Business Process as a separate segment prior to this Report on Form 10-K. The Company’s management believes that as a result of the acquisition of two businesses in late 2004, as described under Business Process in Item 1 – Business and in Note 7 – Acquisitions in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data, Business Process operations have increased in significance to the Company and now merit reporting as a separate segment. In the Company’s Report on Form 10-K for the year ended December 31, 2003 and in Reports on Form 10-Q for the interim periods of 2004, Business Process operations were included as part of the Collaborative Solutions segment. Information regarding prior periods for the Collaborative Solutions Practice Area has been reclassified to conform to the current presentation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K, words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “commence,” “create,” “seek,” “growth,” “opportunity,” “improvement” “increase,” “projects, “continue” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, committed backlog, practice area and customer concentration, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, supplier agreement exclusivity, geopolitical considerations, liquidity and credit risk, dependence on key personnel, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Overview of Organization, Operations & Markets

Allin Corporation is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality platforms, systems and applications that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s operations center on four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California and Ft. Lauderdale, Florida.

A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California and Pittsburgh offices. Technology Infrastructure revenue represented 29% of the Company’s 2004 consolidated revenue.

•

The Collaborative Solutions Practice Area provides portals and information workflow solutions, business intelligence solutions, customized application development based on the Microsoft .NET framework and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Collaborative Solutions’ customized application development addresses needs for automated processes and streamlined workflows. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California and Pittsburgh offices. Collaborative Solutions revenue represented 21% of the Company’s 2004 consolidated revenue.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Business Solutions software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh office. Business Process revenue represented 3% of the Company’s 2004 consolidated revenue.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design, configuration and integration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Interactive Media’s customized applications enable end users to access information, services and entertainment on demand. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). During 2004, Carnival was a significant customer of the Company, accounting for 20% of consolidated revenue, while its affiliate Costa accounted for an additional 7% of consolidated revenue. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 35% of the Company’s 2004 consolidated revenue. On Command Video Corporation (“On Command”) is the primary supplier of computer hardware platforms and configurations, end-user components and associated operating software for the Company’s interactive television systems integration projects. The Company has designed and developed unique application software which maximizes the capabilities of the On Command hardware platform for the Company’s customers.

The following provides a summary of key financial information from the Company’s Statements of Operations for the years ended December 31, 2003 and 2004, as well as period-to-period percentage changes.

	Year Ended December 31,		% Change
(Dollars in thousands)	2003	2004	2004
Statement of Operations Data:
Revenue	$13,047	$12,566	(4)%
Gross profit	7,073	6,538	(8)%
Selling, general & administrative expenses	6,063	6,219	3%
Net income	780	284	(64)%

Comparing the year ended December 31, 2004 with the prior year, the Company experienced period-to-period declines in revenue of $481,000 and gross profit of $535,000. The declines resulted from the operations of the Interactive Media Practice Area, where revenue and gross profit declined by $3,015,000 and $1,886,000, respectively. In percentage terms, the declines were 40% and 42%, respectively, for Interactive Media revenue and gross profit. The declines were substantially offset by period-to-period improvement in the revenue and gross profit realized by the Technology Infrastructure Practice Area. Technology Infrastructure experienced growth in revenue of $1,928,000, or 111%, and gross profit of $1,093,000, or 119%. The growth in Technology Infrastructure revenue more than offset the decline in Interactive Media consulting revenue, resulting in a net increase in the Company’s overall revenue from consulting services of

$1,263,000, or 18%. Another factor contributing to the period-to-period increase in revenue from consulting services was the commencement of operations for the Business Process Practice Area in December 2003. Period-to-period growth in Business Process revenue of $424,000 was realized comparing 2004 with 2003.

The Company’s net income declined by $496,000, comparing 2004 to 2003, primarily as a result of the decline in Interactive Media services. The majority of the Interactive Media Practice Area’s revenue and gross profit in recent years has been derived from consulting and systems integration services for a small number of customers concentrated in the cruise industry. Interactive Media’s operations during this period have typically included large projects for interactive television system installations on newly-built cruise ships. However, the new-build commitments among the Company’s existing customers were fewer in 2004 than in 2003. Consequently, the level of Interactive Media activity related to these major projects was significantly lower in 2004 than in 2003, resulting in the period-to-period declines in Interactive Media revenue and gross profit indicated above. The Company’s committed backlog for Interactive Media consulting and systems integration services was approximately $1,951,000 as of December 31, 2004, all of which is expected to be realized in 2005, as compared to approximately $3,353,000 as of December 31, 2003. Only one significant interactive television system installation is among the projects included in the backlog as of December 31, 2004, the installation of a system on the Carnival Liberty, under an August 2004 amendment to a prior agreement with Carnival. The level of cruise industry new-build commitments is expected to drop during 2005. In addition to newly-built ships, management also focuses its sales efforts on interactive television systems for ships currently in service through ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment. The Interactive Media Practice Area’s operations in 2005 will be significantly impacted by the Company’s ability to market interactive television systems for ships currently in service, add new cruise industry customers or develop alternate markets for consulting and systems integration services based on interactive media.

Management attributes the improvement in revenue and gross profit for the Technology Infrastructure Practice Area to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning. Activity during 2004 represented a continuation of the upturn in demand for Technology Infrastructure services that began in the fourth quarter of 2003, following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. The first full year of operation for the Company’s Business Process Practice Area also resulted in significant period-to-period growth in revenue and gross profit from 2003 to 2004. There can be no assurance that the Technology Infrastructure or Business Process Practice Areas will realize future revenue equal to or greater than current levels or that any increases realized will result in improvement to the Company’s financial condition or results of operations. The Company’s committed backlog for Technology Infrastructure, Collaborative Solutions and Business Process consulting was approximately $1,445,000 as of December 31, 2004, as compared to approximately $960,000 as of December 31, 2003. All of the December 31, 2004 backlog is expected to be realized during 2005.

The Company’s cash balance decreased from $4,580,000 as of December 31, 2003 to $3,091,000 as of December 31, 2004, a decline of $1,489,000. The most significant factors in the decline were net cash flows used by operating activities of $578,000 as a result of changes in working capital, net cash flows used for investing activities of $558,000, including $459,000 for the acquisition of Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”), and net cash flows used for financing activities, primarily for payment of $356,000 in dividends on preferred stock. The Company’s cash balance may be diminished further during 2005 due to many factors, including repayment of a note with a principal balance of $1,000,000 due April 15, 2005, the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock and other factors. The Company also has material obligations which may result in significant cash payments in future periods beyond 2005, including the scheduled payment of $2,967,000 of accrued dividends on the Company’s Series C Redeemable Preferred Stock in 2006. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2004, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company.

The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions and Information Worker Solutions competencies, and Allin Consulting-Pennsylvania has also been designated with the Security Solutions, Microsoft Business Solutions and Networking Solutions competencies. The Company intends to continue its specialization in Microsoft-based technology.

In addition to the practice areas described above, the Company’s operations include three other segments, Outsourced Services, Information System Product Sales and Other Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects. Information System Product Sales reflects the Company’s sales of Microsoft Business Solutions software and associated products, interactive television equipment and computer hardware, software and supplies. The Other Services segment reflects revenue from the Company’s billing for out-of-pocket costs associated with the operations of its practice areas, website hosting and archival services and revenue from referral commissions. These three segments collectively account for 12% or less of the Company’s revenue in all of the periods presented in the Consolidated Statements of Operations.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

Revenue Recognition. Interactive Media consulting and systems integration projects are frequently part of related arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Interactive Media’s arrangements frequently involve significant software modification including the installation of customized software applications previously developed for the customer. Revenue associated with Interactive Media operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was approximately 48%, 50% and 30% of the Company’s total revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

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

The Company’s practice areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was approximately 2% of the Company’s total revenue for the year ended December 31, 2002 and 4% of the Company’s total revenue for each of the years ended December 31, 2003 and 2004.

Usage of the revenue recognition methods described above can result in acceleration of, or delay in, recognition of revenue if management’s estimates of certain critical factors such as expected total project labor are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status and consideration of past performance on similar projects mitigate the potential for inappropriate revenue recognition since the reviews result in each update of revenue recognition being based on both the latest available information and the Company’s project experience. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue recognition for these projects may also impact the carrying value, if any, of unbilled receivables, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins and deferred revenue on the Company’s Consolidated Balance Sheets.

Goodwill and Intangible Assets. The Company’s intangible assets include goodwill associated with the acquisitions of Allin Consulting-California in 1996, Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998 and Jimary Business Systems in 2004, customer lists associated with the acquisitions of Allin Consulting-Pennsylvania and Jimary Business Systems and the 2004 acquisition of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and a non-competition agreement associated with the Jimary Business Systems acquisition. As of December 31, 2004, recognized balances for the customer lists, non-competition agreement and goodwill were approximately $1,110,000, $32,000 and $996,000, respectively.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists and non-competition agreement, are amortized over their useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets.

During 2003, management elected to change the date of annual testing for impairment from January 1 to December 31. Management concluded that evaluation of risk factors and testing for potential impairment are more beneficial to financial reporting when done as of the end, rather than as of the beginning, of a fiscal period because this results in estimates and determinations based on more recent data. Key risk factors will continue to be monitored on an ongoing basis and testing for potential impairment of goodwill or intangible assets will be performed on an interim basis if indicators of potential impairment arise.

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts receivable, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities and deferred revenue. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Outsourced Services and Information System Product Sales, further broken down geographically between Northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors regarding goodwill are the industry valuation multiple and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill.

The industry valuation multiple utilized in the January 1, 2003 annual test for goodwill represented a decrease of over 25% from the multiple used for the 2002 annual test, reflecting lower future growth expectations in the technology consulting industry at that time. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during 2003. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual tests performed as of January 1, 2002 and December 31, 2003 and 2004, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which Allin Consulting-Pennsylvania reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors regarding the customer lists are forecast growth rates for the technology consulting industry and revenue derived from customers on the acquired lists. Significant declines in these factors could indicate potential impairment of the customer lists. Testing of the non-competition agreement utilizes a similar cash flow-based method.

The estimate of fair value exceeded the recognized value of the customer list in annual testing performed as of January 1, 2002 and 2003. Industry information utilized for the annual testing as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous information. The forecast reduction in longer-term growth rates resulted from expectations that future growth will more closely correlate with overall economic conditions, will be more dependent on economic return requirements than in the past, and from the growing outsourcing of business to offshore technology enterprises. The Company recorded a loss of $349,000 as of December 31, 2003 to reflect the impairment of the customer list associated with the 1998 acquisition of Allin Consulting-Pennsylvania and to adjust the recognized value of the list to the then estimated level of discounted cash flows attributed to the list. Industry information utilized for the annual testing as of December 31, 2004 indicated further lowering of long-term growth rates for the technology consulting industry due to similar reasons as noted for the 2003 test. The Company recorded a loss of $191,000 as of December 31, 2004 to reflect further impairment of the customer list associated with the acquisition of Allin Consulting-Pennsylvania. No impairment was indicated for the other customer lists.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media Practice Area. In recent periods, Interactive Media revenue has primarily resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. The Company’s Interactive Media revenue declined significantly in 2004 due to a decline in the number of large projects undertaken and could continue to decline in 2005 if the Company fails to obtain additional projects from existing or new customers. Accordingly, the

Company’s estimates of the realizability of deferred tax assets arising primarily from net operating loss carryforwards include projections for Interactive Media’s future operations based solely on projects included in committed backlog or considered highly likely to be undertaken.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2003 and 2004. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets will be realized in future periods. During 2004, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of December 31, 2004. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

Certain Related Party Transactions

During the years ended December 31, 2002, 2003 and 2004, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was $149,000 during the year ended December 31, 2002 and $136,000 during each of the years ended December 31, 2003 and 2004. This represented 3% of selling, general and administrative expenses during 2002 and 2% of selling, general and administrative expenses during each of 2003 and 2004. The Company has rented its Pittsburgh office space on a month-to-month basis since the expiration of a five-year lease on January 31, 2002. The Company’s landlord agreed to this arrangement until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to other space within the same building commensurate with its needs or, if such space is not available, space in another building. Management believes the current arrangement benefits both parties as the Company benefited from an expense reduction as compared to its previous lease rental costs and has deferred the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Year Ended December 31, 2003	Year Ended December 31, 2004	Period-to- Period % Change
Technology Infrastructure	$1,730	$3,658	111%
Collaborative Solutions	2,647	2,590	(2)%
Business Process	10	434	4,240%
Interactive Media Consulting	2,640	1,608	(39)%
Interactive Media Systems Integration	4,829	2,846	(41)%
Outsourced Services	685	644	(6)%
Information System Product Sales	312	576	85%
Other Services	194	210	8%

Consolidated Revenue	$13,047	$12,566	(4)%

Management believes that improving domestic economic expectations in late 2003 prompted the release of pent-up demand for network architecture design updates, server and storage upgrades, security upgrades and related disaster recovery planning. Management believes this upturn in demand was the primary factor resulting in the 111% increase in revenue for the Technology Infrastructure Practice Area for the year ended December 31, 2004, as compared to the year ended December 31, 2003. Management believes that certain trends in technology are favorable to future growth for Technology Infrastructure. Among these trends are heightened network security concerns due to threats from virus attacks and spyware, lost productivity from the intrusion of spam messages and increasing decentralization of information systems due to increasing service-oriented architecture (“SOA”) proliferation. Management believes these trends could have a beneficial impact on the Technology Infrastructure Practice Area over 2005 and beyond. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

A slight 2% decline in revenue for the Collaborative Solutions Practice Area was realized in 2004 as compared to 2003. Management believes Collaborative Solutions helps businesses meet their ongoing need to remain competitive through technology-based projects that offer functionality improvements and operating efficiencies. Collaborative Solutions projects are less frequently associated with expenditures for upgrading computer hardware, software and networking equipment than Technology Infrastructure projects. Management believes these factors result in a lower variation in demand over business cycles for Collaborative Solutions. Management believes the slight decline in revenue in 2004 resulted from a substitution effect as previously deferred infrastructure projects were performed in 2004. Management believes certain trends in technology are favorable to future growth for Collaborative Solutions, including expected continuing growth of Internet-based commerce, increasing demand for customized applications meeting specific business needs, and applications supporting SOA proliferation and other emerging technologies such as voice over internet protocol. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

In December 2003, the Company commenced the operations of its Business Process Practice Area following the acquisition of the operating assets of Information Designs, Inc. (Information Designs”), a business specializing in services based on Microsoft Business Solutions software. The Business Process Practice Area built on this initial base of operations throughout 2004 through increased marketing efforts and expansion of dedicated staff. In November 2004, the Company acquired two complementary businesses with a Microsoft Business Solutions focus, substantially increasing the breadth of technical expertise and marketing capabilities of the Business Process operations. Revenue associated with the acquired operations is included in Business Process revenue for the periods beginning with the effective date of the Computer Resources acquisition and the date of the Jimary Business Systems acquisition. Such periods represent two months or less of 2004. The substantial period-to-period increase in Business Process revenue comparing 2004 with 2003 is attributable to operations being active for the full year during 2004 as compared to less than a month of 2003 and to the acquisitions of Computer Resources and Jimary Business Systems late in 2004. Management expects revenue from Business Process consulting services will likely increase in 2005 due to the inclusion of the recently acquired operations for the full year. However, no assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period. There can also be no assurance that the Company will achieve successful long-term integration of the recently acquired businesses with the pre-existing Business Process operations.

The Company realized a decline in average billing rates of 2% for Northern California-based consulting operations and an increase of 10% for Pittsburgh-based consulting operations in 2004 as compared to 2003. Management believes that while the recovery in demand for technology consulting services was particularly strong in Northern California, increased demand first resulted in increased utilization of available consulting resources which had been underutilized during the downturn in technology spending experienced from 2001 to 2003. Management believes that that a prolonged increase in demand will be necessary to result in upward pressure on pricing in Northern California. Management believes the increase in average billing rate experienced in the Pittsburgh area from 2003 to 2004 resulted from several factors, including a greater proportion of project activity being delivered under the higher-rate Allin-managed or co-managed methods and the growth in Business Process operations. Management does not believe inflation resulting from general economic conditions was a significant factor in the changes in average bill rates and consequently, did not significantly impact the Company’s revenue or net income.

The majority of Interactive Media revenue in both 2003 and 2004 was realized from related consulting and systems integration arrangements that included services for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships, computer hardware and equipment, software, and post-contract support. During 2003 and 2004, the Interactive Media Practice Area completed or substantially completed seven and four interactive television system implementation projects, respectively. Consequently, revenue realized from Interactive Media services for the full year 2004 represented a significant decline of 40% from 2003 levels, negatively impacting the Company’s overall profitability. The level of cruise industry new-build commitments is expected to drop during 2005. The Company currently has only one interactive television system implementation project committed for 2005, for the Carnival Liberty under an August 2004 amendment to a prior agreement with Carnival. There can be no assurance that the Company will receive orders for additional systems or that any orders received will result in improvement to the Company’s financial condition or results of operations. As noted above, management is actively marketing interactive television systems for ships currently in service, is seeking to engage additional cruise industry customers and is pursuing opportunities in other markets for services based on interactive media technology. The level of Interactive Media revenue realized in 2005 will be significantly impacted by the Company’s success with these initiatives. Interactive Media revenue will decline in 2005 if the Company is unsuccessful in obtaining new projects. A significant portion of Interactive Media revenue during 2003 and 2004 resulted from a small number of large projects based on fixed prices resulting from negotiations between the Company and its customers. Management does not believe inflation resulting from general economic conditions was a significant factor in the prices determined as a result of these negotiations.

Revenue from the Company’s Outsourced Services operations declined 6% for the year ended December 31, 2004, as compared to the year ended December 31, 2003. Management believes this reflects the continuation of a long-term trend of reduction in the level of Outsourced Services business for the Company. Revenue for the Information System Product Sales segment increased 85%, comparing 2004 to 2003. The most significant factor contributing to the 2004 increase in revenue was the Company’s sales of Microsoft Business Solutions products in association with Business Process consulting services. In 2003, the Company did not sell products of this type until the final month of the year. Revenue for the Other Services segment represented less than 2% of consolidated revenue in both 2003 and 2004. The majority of Other Services revenue in each period resulted from out-of-pocket expense reimbursements.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the years ended December 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Year Ended December 31, 2003	Year Ended December 31, 2004	Period-to- Period % Change
Technology Infrastructure	$815	$1,650	102%
Collaborative Solutions	1,331	1,231	(8)%
Business Process	4	207	5,075%
Interactive Media Consulting	618	519	(16)%
Interactive Media Systems Integration	2,394	1,364	(43)%
Outsourced Services	532	500	(6)%
Information System Product Sales	169	425	151%
Other Services	111	132	19%

Consolidated Cost of Sales	$5,974	$6,028	1%

The period-to-period increase in cost of sales for the Technology Infrastructure Practice Area corresponds with the change in revenue, comparing 2004 to 2003, and results from the substantial increase in the level of services provided. In terms of percentage of revenue, the increase in cost of sales was lower in 2004, indicating overall improvement in the relationship between average hourly fees and the average hourly cost of labor for consultants. Cost of sales for the Collaborative Solutions Practice Area follows a similar pattern, with the period-to-period decrease in cost of sales exceeding the decrease in revenue in percentage terms, indicating overall improvement in the fee to cost relationship for consultants. This represents the reversal of a trend experienced from 2001 to 2003 when the downturn in technology-based spending in the domestic economy exerted significant downward pressure on pricing that exceeded the change in the associated labor cost. There can be no assurance given, however, that the reversal of this trend experienced during 2004 will continue in future periods. Cost of sales associated with the acquired operations is included in Business Process cost of sales for the periods beginning with the effective date of the Computer Resources acquisition and the date of the Jimary Business Systems acquisition. Such periods represent two months or less of 2004. The substantial growth in Business Process cost of sales comparing 2004 to 2003 is attributable to operations commencing for the practice area late in 2003 and the acquisitions of Computer Resources and Jimary Business Systems late in 2004.

The decrease in Interactive Media consulting cost of sales, comparing the year ended December 31, 2004 with the year ended December 31, 2003, is attributable to both a corresponding period-to-period decrease in revenue and a proportional change in the types of labor utilized on projects. Labor costs incurred in 2004 included a higher proportion associated with application development than in 2003. The cost of application development labor is relatively high compared to other Interactive Media resources and accordingly, consulting cost of sales declined less in percentage terms than consulting revenue. The period-to-period decrease in Interactive Media systems integration cost of sales is primarily attributable to the corresponding decrease in revenue, but was also impacted by equipment cost savings resulting from Interactive Media’s ongoing efforts to control project associated costs.

The period-to-period decrease in cost of sales for the Outsourced Services segment, comparing 2004 to 2003, was consistent with its corresponding period-to-period decrease in revenue. Information System Product Sales cost of sales represented a significantly higher percentage of the related revenue during the year ended December 31, 2004 than in the year ended December 31, 2003. Information System Product Sales during 2003 included a larger proportion of salvaged interactive televisions equipment as opposed to newly purchased equipment than in 2004. Consequently cost of sales was significantly lower as a percentage of revenue. The period-to-period increase in Other Services cost of sales relates to an increase in the amount of out-of-pocket expenses billed to customers.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Year Ended December 31, 2003	Year Ended December 31, 2004	Period-to- Period % Change
Technology Infrastructure	$915	$2,008	119%
Collaborative Solutions	1,316	1,359	3%
Business Process	6	227	3,683%
Interactive Media Consulting	2,022	1,089	(46)%
Interactive Media Systems Integration	2,435	1,482	(39)%
Outsourced Services	153	144	(6)%
Information System Product Sales	143	151	6%
Other Services	83	78	(6)%

Consolidated Gross Profit	$7,073	$6,538	(8)%

The period-to-period increase in gross profit for the Technology Infrastructure Practice Area, comparing the year ended December 31, 2004 to the year ended December 31, 2003, exceeded the related increase in revenue in percentage terms. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of 3% despite a corresponding decrease in revenue. As discussed above, improvement was realized in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants for these practice areas. There can be no assurance, however, that this trend will continue in future periods. The substantial growth in gross profit for the Business Process Practice Area, comparing 2004 to 2003, resulted from operations being conducted for the full year in 2004 and the acquisitions of Computer Resources and Jimary Business Systems late in 2004. The period-to-period improvement in gross profit for Technology Infrastructure, Collaborative Solutions and Business Process of $1,357,000 offset a significant portion of the period-to-period decline in gross profit of $1,886,000 for the Interactive Media Practice Area.

The period-to-period decreases in consulting gross profit of 46% and systems integration gross profit of 39% for the Interactive Media Practice Area are primarily attributable to a decline in new-build ship commitments in 2004 among Interactive Media’s customers. As discussed above, there was a significantly reduced level of project activity in 2004 as compared to 2003. The decline in consulting gross profit was also impacted by the utilization of a higher proportion of high labor cost consultants in 2004 than in 2003.

The period-to-period decrease in gross profit for the Outsourced Services segment was consistent with the corresponding period-to-period decrease in revenue. Information System Product Sales gross profit increased only slightly from 2003 to 2004 despite a significant increase in revenue. Sales of salvaged interactive television system products with a very low inventory value represented a significantly higher proportion of overall sales in 2003 than in 2004, due to the substantial growth in sales of Microsoft Business Solutions software in 2004. Consequently, gross profit for 2003 was higher as a percentage of revenue.

Selling, General & Administrative Expenses

The Company recorded $6,219,000 in selling, general & administrative expenses during the year ended December 31, 2004, including $201,000 for depreciation and amortization, $186,000 for net loss from impairment or disposal of assets and $5,832,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $6,063,000 during the year ended December 31, 2003, including $268,000 for depreciation and amortization, $376,000 from losses due to impairment of assets and $5,419,000 for other selling, general & administrative expenses. The increase in aggregate selling, general & administrative expenses was $156,000, or 3%.

The period-to-period increase in other selling, general & administrative expenses was $413,000, or 8%. The most significant contributing factor was an increase in the Company’s workforce, primarily for consultants for the Microsoft-focused practice areas and sales and marketing personnel. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. Other contributing factors to the period-to-period increase in other selling, general & administrative expenses included a significant increase in non-billable time for Interactive Media consultants, which exceeded a period-to-period reduction in overall compensation expense for Interactive Media and corporate headquarters personnel, increased sales force commissions and consulting expenses. These increases were partially offset by significant reductions in rent associated with the Company’s San Jose office and expense for insurance and professional services.

A $27,000 loss due to impairment of goodwill associated with the 1998 acquisition of Allin Consulting-Pennsylvania was recorded during 2003. Losses of $349,000 and $191,000 were recorded in the years ended December 31, 2003 and 2004, respectively, for impairment of the customer list associated with this acquisition. See Goodwill and Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the impairment losses. A gain of $5,000 was also recorded in 2004 related to disposal of equipment.

Depreciation and amortization were $201,000 for the year ended December 31, 2004, as compared to $268,000 for the year ended December 31, 2003. The decrease of $67,000, or 25%, is due to a higher level of fixed assets reaching full depreciation in June and December 2003 and June 2004 than new assets which were placed in service by the Company during this period and a period-to-period reduction in amortization expense for the customer list associated with the acquisition of Allin Consulting-Pennsylvania due to the impairment charge which reduced the recognized value of the customer list in December 2003.

Net Income (Loss)

The Company recorded net income of $284,000 for the year ended December 31, 2004, as compared to $780,000 for the year ended December 31, 2003. The $496,000 decline in profitability is attributable to the $535,000 decline in gross profit from operations and the $156,000 increase in selling, general & administrative expenses, partially offset by a $189,000 reduction in income tax expense. The factors resulting in the changes in gross profit and selling, general & administrative expenses are discussed above.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2002 and 2003 and year-to-year percentage changes for each segment.

Revenue (Dollars in thousands)	Year Ended December 31, 2002	Year Ended December 31, 2003	Period-to- Period % Change
Technology Infrastructure	$1,665	$1,730	4%
Collaborative Solutions	2,333	2,647	13%
Business Process	—	10	—
Interactive Media Consulting	2,568	2,640	3%
Interactive Media Systems Integration	5,191	4,829	(7)%
Outsourced Services	1,079	685	(37)%
Information System Product Sales	409	312	(24)%
Other Services	167	194	16%

Consolidated Revenue	$13,412	$13,047	(3)%

Revenue for the Technology Infrastructure Practice Area improved in the fourth quarter of 2003 such that modest growth of 4% was achieved for the full year, whereas revenue for the first three quarters of 2003 had trailed the comparable period of 2002. Management believes that pent-up demand for network architecture, server and storage upgrades, related disaster recovery planning and security concerns all contributed to the increase in revenue. Through 2002 and much of 2003, the level of demand for Technology Infrastructure consulting services was negatively impacted by the significant curtailment in technology-based spending which resulted from domestic economic conditions during this period. Technology Infrastructure solutions can represent a high total cost to customers, as they will frequently require that customers incur substantial costs to buy new hardware, software or networking equipment, in addition to the consulting services provided by the Company, in order to realize the potential benefits of the recommended solution. Management believes the environment for technology-based spending in 2002 and early 2003 made many customers reluctant to undertake Technology Infrastructure projects, but improving business expectations later in 2003 prompted a release of pent-up demand by many of these customers.

Management believes the need to remain competitive requires businesses to address their technology capabilities and undertake initiatives that offer improvements to functionality and operating efficiencies. Management believes this need contributed to demand for Collaborative Solutions services and was a significant contributing factor to the 14% increase in revenue for the Collaborative Solutions Practice Area, when comparing the year ended December 31, 2003 to the year ended December 31, 2002. Another factor contributing to the period-to-period increase in Collaborative Solutions revenue was a greater number of large customer engagements in 2003. Four customers individually accounted for greater than ten percent of Collaborative Solutions revenue in 2003 as compared with two customers in 2002.

Declines in average billing rates of approximately 5% for the Company’s Northern California-based consulting services and 6% for Pittsburgh-based consulting services were realized in 2003 as compared to 2002. Management believes the declines were reflective of the difficult market for technology consulting services in 2003 due to the impact of general economic conditions on technology services businesses. Management does not believe inflation resulting from general economic conditions was a significant factor in the changes in average bill rates and consequently, did not significantly impact the Company’s revenue or net income.

The Company’s Business Process Practice Area commenced operations in December 2003 following the Company’s acquisition of a business specializing in services related to Microsoft Business Solutions technology. Revenue realized in 2003 was insignificant to the Company’s operations.

The majority of revenue for the Interactive Media Practice Area in both periods was realized from related consulting and systems integration arrangements that included services, computer hardware and equipment, software, and post-contract support for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships. During 2003, Interactive Media completed or substantially completed interactive television systems integration projects on seven ships. Interactive Media installed six shipboard interactive television systems in 2002. The change in project activity levels is the primary reason for the 3% period-to-period increase in Interactive Media consulting revenue. Despite the greater number of projects in 2003, Interactive Media systems integration revenue declined 7% from 2002 to 2003. The decline in revenue resulted from price reductions implemented in late 2002 following the introduction of a new head-end hardware platform offering both functionality and reliability improvements to customers and reductions in head-end equipment costs to the Company. A significant portion of Interactive Media revenue during 2002 and 2003 resulted from a small number of large projects based on fixed prices resulting from negotiations between the Company and its customers. Management does not believe inflation resulting from general economic conditions was a significant factor in the prices determined as a result of these negotiations.

Revenue from the Company’s Outsourced Services operations declined 37% for the year ended December 31, 2003, as compared to the year ended December 31, 2002. Management believes this reflected the continuation of a long-term trend of reduction in the level of Outsourced Services business for the Company.

The majority of sales by the Information System Product Sales segment during 2003 were to the Company’s cruise line customers for replacement of interactive television equipment and spare parts for their shipboard interactive television systems. There is substantial period-to-period variability in the level of these sales. Management attributes the 24% decline in information system product sales from 2002 to 2003 to this normal variability. Revenue for the Other Services segment represented less than 2% of consolidated revenue in both 2002 and 2003.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the years ended December 31, 2002 and 2003 and year-to-year percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Year Ended December 31, 2002	Year Ended December 31, 2003	Period-to- Period % Change
Technology Infrastructure	$736	$815	11%
Collaborative Solutions	1,025	1,331	30%
Business Process	—	4	—
Interactive Media Consulting	832	618	(26)%
Interactive Media Systems Integration	3,232	2,394	(26)%
Outsourced Services	808	532	(34)%
Information System Product Sales	251	169	(33)%
Other Services	79	111	41%

Consolidated Cost of Sales	$6,963	$5,974	(14)%

In percentage terms, the period-to-period increases in cost of sales from 2002 to 2003 for the Technology Infrastructure and Collaborative Solutions Practice Areas significantly exceeded the corresponding period-to-period percentage increases in revenue. Management believes the negative impact of then current domestic economic conditions on spending for technology-based services created market conditions exerting greater downward pressure on Technology Infrastructure and Collaborative Solutions pricing than on labor costs.

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

The period-to-period decreases in cost of sales for the Outsourced Services and Information System Product Sales segments were consistent with their corresponding period-to-period declines in revenue. The period-to-period increase in Other Services cost of sales relates to an increase in the amount of out-of-pocket expenses billed to customers.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2002 and 2003 and year-to-year percentage changes for each segment.

Gross Profit (Dollars in thousands)	Year Ended December 31, 2002	Year Ended December 31, 2003	Period-to- Period % Change
Technology Infrastructure	$929	$915	(2)%
Collaborative Solutions	1,308	1,316	1%
Business Process	—	6	—
Interactive Media Consulting	1,736	2,022	16%
Interactive Media Systems Integration	1,959	2,435	24%
Outsourced Services	271	153	(44)%
Information System Product Sales	158	143	(9)%
Other Services	88	83	(6)%

Consolidated Revenue	$6,449	$7,073	10%

Gross profit from Technology Infrastructure and Collaborative Solutions consulting services did not experience period-to-period growth when comparing the year ended December 31, 2003 to the year ended December 31, 2002, despite revenue growth. Management believes this reflected then prevailing market conditions which exerted downward pressure on Technology Infrastructure and Collaborative Solutions pricing. Average billing rates for these practice areas declined 5% and 6% for the Company’s Northern California-based and Pittsburgh-based operations, respectively, from 2002 to 2003.

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

There was period-to-period variability in the cost of sales and gross profit associated with sales by the Information System Product Sales segment to cruise industry customers as some of the sales involve replacement parts for older ship systems. The Company was able to fulfill some of these orders with equipment salvaged from ships formerly operated by the Company on an owner-operator model. The Company carries this equipment at a very low inventory value due to its age and the lack of a consistent market. There was a higher proportion of sales of this type in 2003, resulting in a smaller rate of decline in gross profit than in revenue.

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

In the fourth quarter of 2003, the Company recorded a $349,000 loss due to impairment of the customer list associated with the Company’s 1998 acquisition of Allin Consulting-Pennsylvania. A $27,000 loss due to impairment of goodwill associated with this acquisition was previously recorded during the first quarter of 2003. See Goodwill and Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data below in this Report on Form 10-K for additional information concerning the impairment losses. No losses due to impairment of intangible assets were recorded in the year ended December 31, 2002.

Depreciation and amortization were $268,000 for the year ended December 31, 2003, as compared to $537,000 for the year ended December 31, 2002. The decrease of $269,000, or 50%, is due to significant levels of fixed assets reaching full depreciation in June and December 2002 and June 2003. The level of assets reaching full depreciation exceeded the level of new assets which were placed in service by the Company during 2002 and 2003. Amortization expense related to the customer list associated with the acquisition of Allin Consulting-Pennsylvania experienced a $30,000 period-to-period reduction due to a revision in the estimated useful life of the customer list implemented in 2003.

Net Income

The Company recognized net income of $780,000 for the year ended December 31, 2003, a decline of $229,000, or 23%, from recognized net income of $1,009,000 for the year ended December 31, 2002. A $624,000 period-to-period increase in gross profit related to the factors discussed above was partially offset by the $368,000 period-to-period increase in selling, general & administrative expenses due primarily to the 2003 impairment losses related to intangible assets. Also, during the year ended December 31, 2003, the Company realized a decline in profitability related to income taxes. A provision for income taxes of $190,000 was recorded during 2003 whereas a benefit from income taxes of $272,000 was recognized during 2002. The benefit and provision for income taxes related primarily to changes in estimates related to deferred tax assets and changes in the associated valuation allowance.

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

Liquidity and Capital Resources

At December 31, 2004, the Company had cash and liquid cash equivalents of $3,091,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2003 was a decrease of $1,489,000. The Company recognized net income for the year ended December 31, 2004 of $284,000. The Company recorded net non-cash expenses of $387,000, including $201,000 for depreciation of property and equipment and amortization of intangible assets and a $186,000 net loss from impairment or disposal of assets, resulting in net cash provided of $671,000 related to the income statement. Working capital adjustments resulted in a net cash use of $1,249,000. Major working capital adjustments resulting in cash used included an increase in accounts receivable of $962,000 and decreases in accounts payable, accrued compensation and payroll taxes and billings in excess of costs and estimated gross margins of $295,000, $178,000 and $229,000, respectively. These adjustments were partially offset by major working capital adjustments resulting in cash provided, including decreases in unbilled receivables and costs and estimated gross margins in excess of billings of $155,000 and $103,000, respectively. The net result of the income statement activity and working capital adjustments was net cash used of $578,000 related to operating activities. Investing activities resulted in a net cash use of $558,000 for the year ended December 31, 2004, $459,000 for acquisition of a business and $116,000 for capital expenditures related to the periodic upgrading of the Company’s computer hardware, software and network equipment. Financing activities resulted in a net cash use of $353,000 for the year ended December 31, 2004, primarily for preferred stock dividends.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the six succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2005. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 2004, maximum borrowing availability under the S&T Loan Agreement was approximately $1,634,000. There was no outstanding balance under the S&T Loan Agreement as of December 31, 2004 and there have been no borrowings subsequent to that date.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During 2004, the interest rate under the S&T Loan Agreement has ranged from a low of 5.00% to a high of 6.25%, which was in effect as of December 31, 2004. Subsequently in February 2005, the interest rate under the S&T Loan Agreement increased to 6.50%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during 2003 or 2004 as the Company had no borrowings outstanding during this period. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. S&T Bank granted the Company waivers of compliance with the cash flow covenant for the fiscal quarters ended June 30 and September 30, 2004, which the Company would not have otherwise met. The Company was in compliance with the cash flow covenant for the fiscal quarters ended March 31 and December 31, 2004. The Company was in compliance with all other covenants as of December 31, 2004 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of December 31, 2004, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2005. Accrued but unpaid dividends on the Series C preferred stock were approximately $2,357,000 as of December 31, 2004 and approximately $2,446,000 as of March 25, 2005. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company intends to seek elimination of this prohibition for the Series C preferred stock prior to the scheduled payment of accrued and unpaid dividends within ten days of June 30, 2006 and, if business conditions so permit, to commence thereafter the payment of scheduled quarterly dividends.

As of December 31, 2004, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $28,000 as of December 31, 2004 and approximately $24,000 as of March 25, 2005.

As of December 31, 2004, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $59,000 as of December 31, 2004 and approximately $57,000 as of March 25, 2005.

As of December 31, 2004, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of December 31, 2004 and approximately $28,000 as of March 25, 2005. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

The Company expects to continue to accrue dividends for the Series C, D, F and G preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F and G preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock, aggregate scheduled dividend payments related to the Series D, F, and G preferred stock are approximately $355,000 for 2005. If the current prohibition under the Company’s credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, and the Company has legally available funds, the Company anticipates approximately $2,967,000 of dividends will be paid within ten days of June 30, 2006 related to the Series C preferred stock. Aggregate scheduled quarterly dividend payments for 2006 for Series D, F and G and for Series C preferred stock subsequent to the initial scheduled payment are approximately $490,000. Since none of the issues of preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Assuming no redemption or conversion of preferred stock occurs, estimated annual dividend payment requirements for 2007 and beyond are approximately $715,000 per year.

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

The Company has an outstanding amended note payable in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California. The principal balance of the note is due April 15, 2005. The note provides for interest at the rate of 7% per annum. Interest is payable quarterly in arrears on the 15th of January, April, July and October. Any unpaid interest is compounded quarterly. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 is not due prior to the maturity of the loan principal. Accrued but unpaid interest was approximately $76,000 as of December 31, 2004 and approximately $75,000 as of March 25, 2005.

On November 22, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by, and assumed certain liabilities of, Jimary Business Systems under an Asset Purchase Agreement entered into between the parties. The acquired assets include cash, accounts receivable, computer equipment and the performance rights to Jimary Business Systems’ consulting projects in progress as of the date of acquisition or under agreement between Jimary Business Systems and its customers as of such date. Liabilities assumed included accounts payable, accrued compensation and payroll taxes, other accrued liabilities and deferred revenue. Allin Consulting-Pennsylvania paid $464,000 in cash purchase consideration at the time of the closing and incurred $20,000 for professional services associated with the transaction. Allin Consulting-Pennsylvania acquired Jimary Business Systems’ cash balance of $25,000, resulting in a net cash outlay of $459,000 associated with the acquisition. Portions of the purchase price were also allocated to a customer list, a non-competition agreement and goodwill.

The Asset Purchase Agreement for the acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Any contingent purchase consideration due is to be remitted to Jimary Business Systems within sixty days of the end of each such annual period.

The Asset Purchase Agreement for the acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted to M&M within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources.

Capital expenditures during the year ended December 31, 2004 were $116,000 and included computer hardware, software and networking equipment for the Company’s periodic upgrading of technology and leasehold improvements for the Company’s offices. Management forecasts that capital expenditures during 2005 will not exceed $200,000. Management expects that capital expenditures during this period will be for the Company’s periodic upgrading of technology and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during 2005 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company’s cash balances may be diminished over 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, repayment of the outstanding note payable and related interest and other factors. The number of major consulting and systems integration projects for the Interactive Media Practice Area currently committed for 2005 is fewer than were performed in 2004, which may negatively impact the Company’s cash balances if the Company is unsuccessful in obtaining additional projects to be performed in 2005. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time-to-time seek opportunities to acquire businesses or assets that would complement existing operations or expand the geographic scope of the Company’s operations. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company was unable to renew or replace the current credit facility after its expiration in September 2005. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Aggregate Contractual Obligations

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2004.

	Payments Due by Period
Contractual Obligations (Dollars in thousands)	Total	2005	2006-7	2008-9	2010 and Beyond
Current Debt Obligations (1)	$1,098	$1,098	$—	$—	$—
Operating Lease Obligations (2)	380	206	160	14	—

Total Contractual Obligations	$1,478	$1,304	$160	$14	$—

(1)	Current debt obligations include anticipated payments related to an outstanding note payable with a principal balance of $1,000,000. Information in the table reflects scheduled quarterly interest payments on this note through April 2005 and payment of principal and approximately $58,000 of accrued but unpaid interest relating to a seven-month period in 1999 on the maturity date of April 15, 2005. See above under Liquidity and Capital Resources in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations for additional information regarding the outstanding note payable.

(2)	Operating lease obligations include minimum future lease payments related to the Company’s office space in Pittsburgh, Pennsylvania, Ft. Lauderdale, Florida and San Jose and Walnut Creek, California as well as leased office equipment, primarily copiers and printers. See Note 11 – Lease Commitments in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the Company’s obligations under operating leases.

There are no future purchase commitments with any of the Company’s vendors as of December 31, 2004, including On Command.

Risk Factors

Certain matters in this annual Report on Form 10-K, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “commence,” “create,” “seek,” “growth,” “opportunity,” “improvement” “increase,” “projects, “continue” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Backlog. As of December 31, 2004, the Company’s total committed backlog was $3,515,000, all of which is expected to be realized as revenue during 2005. Committed backlog as of December 31, 2004 represents 28% of 2004 revenue. Backlog includes unrealized revenue for fixed price projects and management’s estimate of future fees for projects billed on an hourly basis. The actual revenue realized from the projects included in backlog is subject to variability in timing due to project schedule delays or acceleration and to variability in amount due to many factors, including the actual project needs for hourly-based projects and additions or reductions in project scope.

As of December 31, 2004, committed backlog for the Interactive Media Practice Area was approximately $1,951,000, or 44% of 2004 Interactive Media revenue. To date, the majority of significant Interactive Media projects have been for installation of interactive television systems on newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2005 than in 2003 or 2004. Only one significant interactive television system implementation project, for the Carnival Liberty, is among the projects included in the backlog expected to be realized in 2005. The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. Management is also making ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment, as well as seeking opportunities outside of the cruise industry. Failure to obtain a significant level of additional projects or project cancellations for projects currently in the Interactive Media backlog would likely significantly negatively impact the Company’s business, results of operations and financial condition during 2005. The level of cruise industry new-build commitments is expected to increase beginning in 2006. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional system orders for the Company.

As of December 31, 2004, backlogs for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas were $622,000, $410,000 and $413,000, respectively. These backlog levels represent 17%, 16% and 95%, respectively, of 2005 Technology Infrastructure, Collaborative Solutions and Business Process revenue. Backlog for these practice areas as of December 31, 2004 represents a 51% increase from backlog as of December 31, 2003. The committed backlog for the Technology Infrastructure and Collaborative Solutions Practice Areas represents a short lead time for expected performance of the projects, which is consistent with the Company’s experience with recent years’ sales for these practice areas. The backlog for the Business Process Practice Areas represents a comparatively high percentage of 2004 revenue. Management attributes this to a significant increase in the level of activity for Business Process following the November 2004 acquisitions of two businesses. There can be no assurance that the Company will be able to continue to sustain or improve the backlog levels for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. The future success of these practice areas is dependent on the ability of their sales and marketing resources to continually identify and obtain new engagements from existing and prospective customers. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s business, results of operations and financial condition.

Practice Area and Customer Concentration. Interactive Media consulting and systems integration services accounted for 35% and 39%, respectively of the Company’s revenue and gross profit for the year ended December 31, 2004. Interactive Media revenue is highly concentrated among a few customers in the cruise industry. During the year ended December 31, 2004, Carnival, a significant Interactive Media customer operating in the cruise industry, accounted for 20% of the Company’s consolidated revenue. Costa, an affiliate of Carnival, accounted for another 7% of consolidated revenue. As of December 31, 2004, Interactive Media projects represented a majority of the Company’s committed backlog for 2005. The loss of any of these customers would likely negatively impact the Company’s business, results of operations and financial condition. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media services.

Integration of Acquired Businesses. Since December 2003, the Company has acquired the business operations of Information Designs, and the operating assets of Computer Resources and Jimary Business Systems, each of which offered consulting services based on Microsoft Business Solutions technology and sold Microsoft Business Solutions technology products. All of the businesses were based in Pittsburgh, Pennsylvania. The Company utilized the operations acquired from Information Designs as the initial base of a Business Process Practice Area for its Pittsburgh operations. The Company integrated the Computer Resources and Jimary Business Systems operations into the Business Process Practice Area following the November 2004 acquisitions of the businesses. Since the period of operation as a combined practice has been brief, there can be no assurance that the integration of these businesses will be successful on a long-term basis. The Company could have difficulty during 2005 with retention of personnel and customers from the acquired businesses and assimilation of the services of the acquired businesses into the Company’s operations. These difficulties could disrupt the Company’s business, distract its management and employees, increase expenses and adversely affect the Company’s business, results of operations and financial condition. As part of its general business plan, the Company may from time to time seek the acquisition of additional businesses or assets that are complimentary to the Company’s operations. There can be no assurance that the Company will be able to successfully integrate any businesses or assets that it may acquire with the the Company’s existing operations. Similar difficulties as described above could occur following any future acquisition.

Risks Associated with Significant Suppliers. The Company utilizes end-user components and computer hardware platforms and configurations developed by On Command for its interactive television systems integration projects. The Company has developed software applications and interfaces for the On Command components and hardware platforms. The Company operates under a License and Supply Agreement with On Command, which became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the agreement, On Command granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level. Based on aggregate purchases through December 31, 2004 and purchases expected to be made over the first half of 2005 to fulfill Interactive Media backlog for systems integration projects, the Company believes it is unlikely the minimum threshold required to maintain exclusivity beyond June 30, 2005 will be reached. The Company does not expect that the potential loss of exclusivity for the cruise line market will negatively impact its ability to purchase interactive television equipment, computer hardware, networking equipment and software from On Command. However, should some of the Company’s competitors may begin to utilize hardware and end-user components from On Command for interactive television projects, the Company’s competitive position may be negatively impacted.

The Company’s Business Process Practice Area specializes in services based on Microsoft Business Solutions financial and customer relationship management software. The sale of these products, particularly Great Plains, Solomon and MS CRM, is actively promoted in conjunction with Business Process services. Microsoft Business Solutions supplied 13% of the technology products purchased in 2004 for the Company’s integration and product sales operations. Due to the November 2004 acquisitions of Jimary Business Systems and Computer Resources, management expects the level of revenue from the sale of Microsoft Business Solutions products will likely increase in 2005, although no assurance can be given that such an increase in revenue will be realized. The availability of Microsoft Business Solutions products is critical to the Company’s ability to realize increased revenue for its Business Process and Information System Product Sales segments. These products are available primarily through Microsoft’s partner channel. Although the Company does not expect difficulty in maintaining its ability to purchase Microsoft Business Solutions products, significant turnover among its Business Process staff could make continued partner qualification difficult. Similarly, financial setbacks that negatively impacted the Company’s ability to make timely payments for purchases of Microsoft Business Solutions products or the annual partner fee could result in difficulty in obtaining these products in future periods.

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

Competitive Market Conditions. The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a long-term trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Changes in the development and usage of computer hardware, software, Internet applications and networking capabilities require continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers. The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s. Offshore outsourcing of information technology services, particularly application development services, has grown in significance in recent years and impacts demand for and pricing of services by domestic providers, as well as the supply and compensation for domestic labor. There can be no assurance that the Company will be able to compete effectively with current or future competitors on the basis of quality of services or price or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Interactive Media consulting and systems integration services are currently provided to a limited market of cruise lines. The Company believes its application development expertise and hardware platforms offer cost-effective, flexible solutions with a broad range of functionality. However, the types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers. Some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and applications with superior functionality or cost advantages over the Company’s systems and applications.

Geopolitical Considerations. Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. From 2002 through 2004, passenger occupancy recovered from this decline and realized additional growth, but fare discounting persisted through much of this period, negatively impacting cruise industry returns. In the future, should any war, incidents of terrorism or the threat of retaliatory attacks cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations would have a negative impact on the Company’s business, results of operations and financial condition. Any events which negatively impact the cruise industry or potential customers in other markets may also negatively impact the Interactive Media Practice Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, Collaborative Solutions, Business Process or Outsourced Services customers, the Company’s business, results of operations and financial condition may also be negatively impacted.

Liquidity Risk. The Company’s cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the

Company’s operating entities will not result in working capital shortages that may adversely impact the Company’s operations. The liquidity risk is mitigated somewhat by the Company’s current revolving credit facility, which permits borrowing for general working capital needs. The Company’s revolving credit facility expires September 30, 2005. Failure to renew the existing credit facility beyond September 30, 2005 or replace it with another facility with similar terms may adversely impact the Company’s operations in the future.

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

Public Market and Trading Issues. A public market for the Company’s common stock developed following the Company’s initial public offering in November 1996. The Company’s common stock has been quoted on the OTC Bulletin Board since May 9, 2001, following delisting of the Company’s common stock from Nasdaq’s National Market. Trading of the common stock has been sporadic and the trading volume has generally been low and typical trading volume has been reduced since the common stock has been quoted on the OTC Bulletin Board. Even a small trading volume on a particular day or over a few days may affect the market price of the common stock. The market price of the common stock could also be subject to fluctuations in response to variations in results of operations, changes in earnings estimates by securities analysts, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of the common stock. Should quotation of the common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease.

Public Company Requirements. The Company is subject to various laws and governmental regulations relating to its status as a public company. The Sarbanes-Oxley Act of 2002 (“SOX”) and related Securities and Exchange Commission (“SEC”) regulations have resulted in the implementation of increased financial reporting and disclosure requirements and new requirements for corporate governance. Some of these requirements are currently in effect and others will become effective in the future. Management believes compliance with the legislation and regulations has resulted in additional costs to the Company associated with professional services, including legal and accounting services, regulatory reporting and investor information distribution. Management believes these costs will likely continue to increase with the pending implementation of additional provisions of SOX and related regulations of the SEC and the Public Company Accounting Oversight Board, as well as other SEC regulations. Since the enactment of SOX and related SEC regulations, an increasing number of smaller public companies have elected to deregister from public company status due to the increasing costs and administrative burden of compliance. The Company has and expects to continue to evaluate the benefits versus the costs of remaining a public reporting company. Should the Company elect to deregister from public company status in the future, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease.

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

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF No. 04-8”), that all issued securities with embedded conversion features that are contingently exercisable upon occurrence of a market price condition should be included in the calculation of diluted EPS regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency. The Financial Accounting Standards Board is presently in the process of amending certain aspects of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”) and is expected to require that share settlement be assumed in the diluted EPS calculation for contracts that can be settled in stock or cash. The consensus in EITF No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. The Company does not believe that EITF No. 04-8 will have a material effect on the Company’s diluted EPS calculation as the Company has not issued any securities with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. Adoption of SFAS No. 123R is required with the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition after adoption of SFAS No. 123R. The Company will be required to adopt SFAS No. 123R beginning July 1, 2005. SFAS No. 123R requires determination of the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive alternatives. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented, with compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect of adopting the new standard on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29, Accounting for Non-Monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows for the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 153 beginning January 1, 2006. The Company is evaluating the requirements of SFAS No. 153, but does not believe adoption of the standard will have a material impact on its results of operations or financial condition.

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

Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2005. There was no variable rate debt outstanding as of December 31, 2004. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. The Company believes S&T Bank’s prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank. During 2004, the interest rate under the S&T Loan Agreement has ranged from a low of 5.00% to a high of 6.25%, which was in effect as of December 31, 2004. In February 2005, the interest rate under the S&T Loan Agreement increased to 6.50%. Since the Company did not have any borrowings on its revolving credit loan outstanding during 2004, there was no financial impact from the variation in interest rates. There have been no borrowings on the revolving credit loan to date in 2005 and there is no current or variable rate debt outstanding at this time.

The following table presents approximate principal cash flows and related interest rates by expected maturity date for the Company’s fixed rate debt.

	2005	2006	2007	2008	2009	Total
Current Debt:
Fixed Rate Debt	$1,000,000	—	—	—	—	$1,000,000
Average Interest Rate	7.00%	—	—	—	—	7.00%

Fixed rate debt represents a note payable with an outstanding principal balance of $1,000,000 as of December 31, 2004. The note payable bears interest at a fixed rate of 7%. Principal and accrued interest on the note is due April 15, 2005. The note is related to the November 1996 acquisition of Allin Consulting-California, with the principal balance of the note being fixed and the maturity of the note being revised in a November 1998 amendment. The amendment was entered into between the Company and the former sole shareholder of Allin Consulting-California, who at the time was the President of the Company and a beneficial holder of more than five percent of the Company’s common stock. Because the terms of the note were established by related parties and were related to the particular circumstances of the acquisition of Allin Consulting-California, the Company does not believe the note is comparable to any publicly-traded debt instruments from which independent evidence of fair value could be obtained. Consequently, no fair value can be estimated for the note.

Accounts Receivable/Accounts Payable. Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances, respectively, at December 31, 2004.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$4,580	$3,091
Accounts receivable, net of allowance for doubtful accounts of $48 and $80	1,927	2,953
Unbilled receivables	175	20
Current portion of note receivable from employee	3	3
Inventory	68	62
Prepaid expenses	205	184
Costs and estimated gross margins in excess of billings	115	12
Deferred income tax asset	138	138

Total current assets	7,211	6,463

Property and equipment, at cost:
Leasehold improvements	478	460
Furniture and equipment	1,338	1,128

	1,816	1,588
Less—accumulated depreciation	(1,699)	(1,447)

	117	141

Other assets:
Non-current portion of note receivable from employee	12	9
Goodwill, net of accumulated amortization of $3,742	790	996
Other intangible assets, net of accumulated amortization of $854 and $966	1,026	1,142

Total assets	$9,156	$8,751

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2003	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$979	$750
Current note payable	—	1,000
Accrued liabilities:
Compensation and payroll taxes	314	168
Current portion of dividends on preferred stock	76	76
Other	229	299
Customer deposits	69	152
Billings in excess of costs and estimated gross margins	598	369
Deferred revenue	30	148

Total current liabilities	2,295	2,962

Non-current portion of dividends on preferred stock	2,026	2,397
Non-current note payable	1,000	—

Total liabilities	5,321	5,359

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,054	1,067
Common stock, par value $.01 per share - authorized 20,000,000 shares, issued 6,967,339 shares	70	70
Additional paid-in-capital	40,206	39,466
Warrants	419	419
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(43,539)	(43,255)

Total shareholders’ equity	3,835	3,392

Total liabilities and shareholders’ equity	$9,156	$8,751

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Revenue:
Consulting services	$6,566	$7,027	$8,290
Integration services	5,191	4,829	2,846
Outsourced services	1,079	685	644
Information system product sales	409	312	576
Other services	167	194	210

Total revenue	13,412	13,047	12,566

Cost of sales:
Consulting services	2,593	2,768	3,607
Integration services	3,232	2,394	1,364
Outsourced services	808	532	500
Information system product sales	251	169	425
Other services	79	111	132

Total cost of sales	6,963	5,974	6,028

Gross profit:
Consulting services	3,973	4,259	4,683
Integration services	1,959	2,435	1,482
Outsourced services	271	153	144
Information system product sales	158	143	151
Other services	88	83	78

Total gross profit	6,449	7,073	6,538

Selling, general & administrative expenses:
Depreciation and amortization	537	268	201
Loss on impairment or disposal of assets	—	376	186
Other selling, general & administrative expenses	5,158	5,419	5,832

Total selling, general & administrative expenses	5,695	6,063	6,219

Income from operations	754	1,010	319

Interest income	(37)	(34)	(41)
Interest expense	64	74	77

Income before provision for income taxes	727	970	283

(Benefit from) provision for income taxes	(272)	190	(1)

Income from continuing operations	999	780	284

Income from discontinued operations	10	—	—

Net income	1,009	780	284

Accretion and dividends on preferred stock	684	710	740

Net income (loss) attributable to common shareholders	$325	$70	$(456)

Earnings (loss) per common share from continuing operations - basic	$0.05	$0.01	$(0.07)
Earnings per common share from discontinued operations - basic	$0.00	$0.00	$0.00

Earnings (loss) per common share - basic	$0.05	$0.01	$(0.07)

Earnings (loss) per common share from continuing operations - diluted	$0.04	$0.01	$(0.07)
Earnings per common share from discontinued operations - diluted	$0.00	$0.00	$0.00

Earnings (loss) per common share - diluted	$0.04	$0.01	$(0.07)

Weighted average number of shares outstanding - basic	6,967,339	6,967,339	6,967,339

Weighted average number of shares outstanding - diluted	11,253,053	6,980,224	6,967,339

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities:
Net income	$1,009	$780	$284
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	548	268	201
(Benefit from) provision for deferred income taxes	(272)	134	—
Loss (gain) from impairment or disposal of assets	—	376	186
Provision for uncollectable accounts receivable	(25)	—	—
Changes in certain assets and liabilities:
Accounts receivable	(1,195)	2,652	(962)
Unbilled receivables	(59)	95	155
Inventory	59	(44)	6
Prepaid expenses	(21)	12	21
Costs and estimated gross margins in excess of billings	(207)	452	103
Accounts payable	229	(1,579)	(295)
Accrued compensation and payroll taxes	(8)	24	(178)
Other accrued liabilities	(30)	(48)	60
Customer deposits	(1)	69	83
Billings in excess of costs and estimated gross margins	65	(39)	(229)
Deferred revenue	(25)	2	(13)

Net cash flows provided by (used for) operating activities	67	3,154	(578)

Cash flows from investing activities:
Proceeds from sale of assets	—	—	17
Capital expenditures	(43)	(99)	(116)
Acquisition of a business	—	—	(459)

Net cash flows used for investing activities	(43)	(99)	(558)

Cash flows from financing activities:
Net (loans to) repayments from employees	—	(15)	3
Payment of dividends on preferred stock	(355)	(355)	(356)

Net cash flows used for financing activities	(355)	(370)	(353)

Net change in cash and cash equivalents	(331)	2,685	(1,489)
Cash and cash equivalents, beginning of period	2,226	1,895	4,580

Cash and cash equivalents, end of period	$1,895	$4,580	$3,091

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Series C		Series D		Series F		Series G
	Redeemable		Convertible	Redeemable	Convertible	Redeemable	Convertible	Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Balance	Shares	Balance	Shares	Balance	Shares	Balance
Balance, December 31, 2001	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,028

Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2002	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,041

Expiration of warrants	—	—	—	—	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2003	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,054

Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2003	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,067

The accompanying notes are an integral part of these consolidated financial statements.

			Additional Paid-In Capital					Total Shareholders’ Equity
	Common Stock				Treasury Stock		Accumulated Deficit
	Shares	Par Value		Warrants	Shares	Cost
Balance, December 31, 2001	6,967,339	$70	$41,002	$1,017	8,167	$(27)	$(45,328)	$3,414

Accretion of Series G convertible redeemable preferred stock	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	(671)	—	—	—	—	(671)
Net income	—	—	—	—	—	—	1,009	1,009

Balance, December 31, 2002	6,967,339	$70	$40,318	$1,017	8,167	$(27)	$(44,319)	$3,752

Expiration of warrants	—	—	598	(598)	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	(697)	—	—	—	—	(697)
Net income	—	—	—	—	—	—	780	780

Balance, December 31, 2003	6,967,339	70	40,206	419	8,167	(27)	(43,539)	3,835

Accretion of Series G convertible redeemable preferred stock	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	(727)	—	—	—	—	(727)
Net income	—	—	—	—	—	—	284	284

Balance, December 31, 2003	6,967,339	$70	$39,466	$419	8,167	$(27)	$(43,255)	$3,392

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Allin Corporation (“the Company”), a Delaware corporation, functions as a holding company and wholly owns the subsidiaries noted below. The Company’s corporate headquarters are located in Pittsburgh, Pennsylvania.

Allin Corporation of California (“Allin Consulting-California”), a California corporation, generates revenue from technology consulting services that design, develop and deploy solutions based on technology from Microsoft Corporation (“Microsoft”). Operations are oriented around Technology Infrastructure and Collaborative Solutions Practice Areas. Allin Consulting-California’s services are provided at various locations within the United States, mostly located near its two offices in northern California.

Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), a Pennsylvania corporation, also generates revenue from services that design, develop and deploy Microsoft-based technology solutions. Operations are oriented around Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Additionally, Allin Consulting-Pennsylvania provides outsourced services related to Microsoft, Oracle and Informix software and technologies. Allin Consulting-Pennsylvania’s technology consulting services are provided mostly near its operational headquarters in Pittsburgh. Allin Consulting-Pennsylvania also derives revenue from sales of information system products, primarily Microsoft financial and customer relationship management software, which is frequently sold in association with Business Process consulting services.

Allin Interactive Corporation (“Allin Interactive”), a Delaware corporation, provides systems integration and consulting services based primarily on interactive television technology and Microsoft products and technology. Operations are oriented around the Company’s Interactive Media Practice Area. Operations are based in the Company’s Ft. Lauderdale, Florida office and are also conducted at various domestic and international locations. Allin Interactive also derives revenue from the sale of products related to interactive television technology.

Allin Network Products, Inc. (“Allin Network”), a California corporation, generates revenue from sales of information system products and provision of technology infrastructure services. Allin Network’s operations are concentrated in Pittsburgh and northern California.

Allin Holdings Corporation (“Allin Holdings”), a Delaware corporation, provides treasury management services to the Company and its subsidiaries.

The Company’s results of operations and financial condition could be negatively impacted by a number of risks and other factors, including, among others, backlog levels, practice area and customer concentration, fluctuations in operating results, competitive market conditions, liquidity, expiration of the Company’s line of credit in September 2005, geopolitical considerations, dependence on key personnel, rapidly changing technology, and risks inherent in developing new products and markets. These risks, or events associated with these risks, may negatively impact the Company or its customers.

2. Summary of Significant Accounting Policies

Information concerning certain of the Company’s significant accounting policies is included in the following notes:

Note 6 – Earnings per Share

Note 8 – Goodwill and Other Intangible Assets

Note 12 – Income Taxes

Note 14 – Industry Segment Information

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

Reclassifications

The Consolidated Statements of Operations for the years ended December 31, 2002 and 2003 reflect reclassifications to the statements as previously reported to conform the prior period information to the current presentation of the statements. The reclassifications did not impact the Company’s results of operations or earnings per share during these years. On the Consolidated Statements of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $79,000 and $111,000, respectively, for the years ended December 31, 2002 and 2003. There is no change to aggregate gross profit for these periods.

The Consolidated Statement of Operations for the year ended December 31, 2002 also reflects reclassifications to the statement as originally reported for that period to conform the prior period information to the current presentation of the statement. Cost of sales and gross profit have been separately reflected for each of the five captions for which revenue has been presented. As originally reported, cost of sales and gross profit had been presented in aggregate. There is no change to the aggregate amounts for cost of sales and gross profit. Interest income and expense have also been separately reflected for this period, whereas net interest expense was originally presented for the period.

The Consolidated Balance Sheet as of December 31, 2003 reflects a reclassification to the statement as previously reported to conform the prior period information to the current presentation of the statement. Customer deposits has been presented as a separate caption among the current liabilities whereas previously customer deposits were included with other accrued liabilities. There is no change to the aggregate current liabilities as of December 31, 2003.

The Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003 reflect reclassifications to the statements as originally reported for that period to conform the prior period information to the current presentation of the statement. Separate changes are reflected for accrued compensation and payroll taxes, other accrued liabilities and customer deposits. Previously, the changes had been combined and reflected as accrued liabilities. There is no change to the aggregate net cash flows provided by operating activities for the years ended December 31, 2002 and 2003. The reclassifications did not impact the Company’s results of operations or earnings per share during these years.

Discontinued Operations

During June 2001, the Company elected to discontinue the digital imaging systems integration, technical support and product sales activities of Allin Digital. Accordingly, the results of operations, net of tax, for Allin Digital for the period ended December 31, 2002 have been reclassified to income from discontinued operations, which is presented after income from continuing operations. Operations during 2002 were of a wrap-up nature and included continuing liquidation of inventory, fulfillment of technical support obligations, collection of accounts receivable and resolution of other matters pertaining to Allin Digital’s prior operations. Approximately $34,000 of the previously recorded allowance for doubtful accounts receivable for Allin Digital was able to be reversed in 2002 because it was not needed.

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

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements and revenue is recognized as the services are performed on these engagements. Certain consulting engagements for these practice areas are performed on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 for these engagements. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. The Business Process Practice Area also performs engagements under which a fixed price is charged for support services for a specified time period, typically an annual period. Services are provided as requested by the customers. Revenue is recognized for these engagements on a pro-rata basis over the applicable time period.

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

The Company’s practice areas perform consulting projects where the Company recommends that the customer implement technology products to facilitate technology-based solutions. Under some of these arrangements, the Company also sells the recommended technology products to the customer. When consulting services are part of multiple-deliverable arrangements, revenue from services and product sales are recognized separately based on SOP 97-2 and EITF No. 00-21.

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

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Some sales are associated with consulting projects where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Where information system product sales are part of these multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21.

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

Other Services

Other services include activities peripheral to the Company’s operations such as website hosting and archival fees, contractual commissions and placement fees. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of consulting and integration engagements are also reflected as other services revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all certificates of deposit with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains demand and money market accounts at several domestic banks. From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage. As of December 31, 2004, account balances exceeded the maximum available coverage.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2003 and 2004, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2004, three significant customers comprised 23%, 14% and 12%, respectively, of the Company’s accounts receivable. As of December 31, 2003, three significant customers comprised 18%, 17% and 13%, respectively, of the Company’s accounts receivable. As of each year end, two of the customers were affiliates of each other.

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

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 2002, 2003 and 2004 was $366,000, $130,000, and $89,000, respectively.

Financial Instruments

As of December 31, 2004, the Company’s Consolidated Balance Sheet includes a note payable with a principal balance of $1,000,000 related to the acquisition of Allin Consulting-California. The principal balance of the note payable, which is due April 15, 2005, is recorded at the face value of the instrument. The Company accrues interest at a fixed rate and makes quarterly interest payments.

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of December 31, 2003 and 2004, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes a “fair value based method” of financial accounting and related reporting standards for stock-based employee compensation plans. Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends SFAS No. 123 to provide alternate transition methods for adoption of the fair value based method of financial accounting. SFAS No. 123 provides for adoption in the income statement or through footnote disclosure. The Company elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123. Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net income and earnings (loss) per share would have been as follows:

Year ended December 31 (Dollars in thousands, except per share data)	2002	2003	2004
As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—
Net income	1,009	780	284
Earnings (loss) per share - basic	$0.05	$0.01	$(0.07)
Earnings (loss) per share - diluted	0.04	0.01	(0.07)

Pro forma
Stock-based employee compensation cost, net of tax	$153	$70	$55
Net income	856	710	229
Earnings (loss) per share - basic	$0.02	$0.00	$(0.07)
Earnings (loss) per share - diluted	0.02	0.00	(0.07)

Advertising and Promotions

Expenditures for advertising and promotions were $67,000, $74,000, and $70,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Expenditures for advertising and promotions are expensed as incurred, except for expenditures related to trade shows, which are expensed at the time of the shows.

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF No. 04-8”), that all issued securities with embedded conversion features that are contingently exercisable upon occurrence of a market price condition should be included in the calculation of diluted EPS regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency. The Financial Accounting Standards Board is in the process of amending certain aspects of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”) and is expected to require that share settlement be assumed in the diluted EPS calculation for contracts that can be settled in stock or cash. The consensus in EITF No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. The Company does not believe that EITF No. 04-8 will have a material effect on the Company’s diluted EPS calculation as the Company has not issued any securities with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or the occurrence of another contingency.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. Adoption of SFAS No. 123R is required with the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 (See Stock-Based Compensation above) will no longer be an alternative to financial statement recognition after adoption of SFAS No. 123R. The Company will be required to adopt SFAS No. 123R beginning July 1, 2005. SFAS No.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

123R requires determination of the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive alternatives. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented, with compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect of adopting the new standard on the Company’s results of operations or financial condition. .

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29, Accounting for Non-Monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows for the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 153 beginning January 1, 2006. The Company is evaluating the requirements of SFAS No. 153, but does not believe adoption of the standard will have a material impact on its results of operations or financial condition.

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $-0-, $61,000, and $7,000 during the years ended December 31, 2002, 2003, and 2004, respectively. Cash payments for interest were $75,000, $74,000 and $77,000 during the years ended December 31, 2002, 2003 and 2004, respectively.

Dividends of $391,000, $417,000 and $446,000 were accrued but unpaid during the years ended December 31, 2002, 2003 and 2004, respectively, on outstanding shares of the Company’s preferred stock. Cash payments of dividends were $355,000 during each of the years ended December 31, 2002 and 2003 and $356,000 during the year ended December 31, 2004.

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

Under the terms of the Company’s line of credit facility with S&T Bank, the Company is prohibited from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock. Payment of dividends on Series C preferred stock during the term of the agreement, which expires September 30, 2005, is prohibited. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C Redeemable Preferred Stock

As of December 31, 2004, 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share, were outstanding. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock accrues dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, when the Company will be legally obligated to pay accrued dividends, subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Any accrued dividends on the Series C preferred stock not paid by this date will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% of the liquidation value thereof per annum and will be payable quarterly, subject to legally available funds. Series C preferred shares are not convertible into common shares.

Dividends on Series C preferred shares of approximately $315,000, $342,000 and $371,000 were accrued during the fiscal years ended December 31, 2002, 2003 and 2004, respectively. Accrued dividends on Series A preferred shares as of May 31, 1999 were assumed under the issuance of Series C preferred stock in exchange for the Series A shares. Accrued but unpaid dividends on Series C preferred stock were $1,986,000 and $2,357,000 as of December 31, 2003 and 2004, respectively. Accrued but unpaid dividends per share of Series C preferred stock were $79 and $94 as of December 31, 2003 and 2004, respectively. No dividends have been paid to date on Series C preferred stock.

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

Series D Convertible Redeemable Preferred Stock

As of December 31, 2004, 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, were outstanding. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October, subject to legally available funds.

In August 1998, the Company allocated the proceeds of $2,750,000 from the issuance of Series B preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series B preferred stock was recorded at $2,152,000, which value was carried forward to the Series D preferred stock upon the May 1999 exchange of preferred shares.

Dividends accrued on Series D preferred shares were $165,000 during each of the fiscal years ended December 31, 2002, 2003 and 2004. Accrued but unpaid dividends on Series D preferred stock were $28,000, or $10 per share, as of December 31, 2003 and 2004.

Series F Convertible Redeemable Preferred Stock

As of December 31, 2004, 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock, having a liquidation preference of $1,000 per share, were outstanding. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds. The rights of holders of Series F preferred stock to convert their shares to common stock lapsed May 31, 2004. None of the Series F shares were converted.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 31, 1999, the holder of a promissory note issued by the Company in connection with the acquisition of Allin Consulting-California with an outstanding principal balance of $2,000,000 agreed to a reduction in the principal amount of the note by $1,000,000 in exchange for 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Dividend payments began April 15, 2000. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption, if any.

Dividends accrued on Series F preferred shares were $70,000 during each of the fiscal years ended December 31, 2002, 2003 and 2004. Accrued but unpaid dividends on Series F preferred stock were $59,000, or $59 per share, as of December 31, 2003 and 2004.

Series G Convertible Redeemable Preferred Stock

On December 29, 2000, the Company issued 150 shares of its Series G Convertible Redeemable Preferred Stock. The Series G preferred stock has a liquidation value of $10,000 per share. All of the shares remain outstanding as of December 31, 2004. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock.

Unless redeemed or converted to common stock sooner, Series G preferred earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value. Dividends are payable quarterly in arrears on the first day of each calendar quarter. Dividends accrued on Series G preferred shares were $120,000 during each of the years ended December 31, 2002, 2003 and 2004. Accrued but unpaid dividends on Series G preferred stock were $30,000, or $200 per share, as of December 31, 2003 and 2004.

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

In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion price for the Series G preferred stock will be adjusted on a weighted average basis in the event of a dilutive issuance involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the conversion price of the Series G preferred stock then in effect or 85% of the market value of the common stock, except for the issuance of common stock as a result of the exercise of options issued at or above fair market value at date of grant, the conversion of Series G preferred stock, the exercise of warrants issued December 29, 2000, the acquisition by the Company of another business or the assets of another business or a firm commitment underwritten public offering of the common stock resulting in net proceeds to the Company of not less than $10,000,000.

In December 2000, the Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series G preferred stock was recorded at approximately $1,015,000, which reflected the fair value of the preferred stock, net of approximately $66,000 of offering costs. The offering costs are being accreted on a straight-line basis over five years. The recorded value of the Series G preferred stock was approximately $1,054,000 and $1,067,000 as of December 31, 2003 and 2004, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. A total of 162,424 non-vested stock options were outstanding as of December 31, 2004, with 99,667 and 62,757 scheduled to vest in 2005 and 2006, respectively, unless forfeited earlier. A total of 13,250 of the non-vested options will vest upon a change in control of the Company, as defined in a certain employment agreement, if earlier than the normal vesting schedule.

Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 189,050 options to purchase shares, which do not have an early expiration provision.

In December 2004, the Company reserved a total of 50,556 shares for future contingent grants of stock options to certain employees associated with the management of Allin Consulting-Pennsylvania’s operations. The options will be granted if certain financial objectives are realized from Allin Consulting-Pennsylvania’s 2005 operations.

As of December 31, 2004, aggregate reserved shares for the Allin Stock Plans, reserved shares for contingent future grants to certain employees, and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Reserved for Contingent Future Grants to Certain Employees	Shares Available for Future Grants Undesignated as of December 31, 2004
1996 Plan	266,000	39,444	4,166
1997 Plan	300,000	11,112	51,482
1998 Plan	375,000	—	12,200
2000 Plan	295,000	—	104,000

Total Allin Stock Plans	1,236,000	50,556	171,848

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Option Activity for the Allin Stock Plans from 2002 through 2004:

	2002		2003		2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	789,650	$4.45	803,698	$4.32	751,150	$3.08
Exercisable	564,358	$5.08	629,668	$4.87	628,580	$3.35

Granted	25,000	$0.18	45,000	$0.28	277,778	$0.93
Forfeitures	10,952	$4.57	22,448	$1.76	1,000	$1.38
Exercised	—	—	—	—	—	—
Expired	—	—	75,100	$15.08	41,000	$6.11

December 31
Outstanding	803,698	$4.32	751,150	$3.08	986,928	$2.35
Exercisable	629,668	$4.87	628,580	$3.35	824,504	$2.59

Summary of Information on Fair Value of Option Grants:

The fair value of option grants are estimated on the dates of grant using the Black-Scholes option pricing model. The following are weighted averages of assumptions for 2004 grants under the Allin Stock Plans.

Risk free interest rate	3.5%
Expected dividend yield	0.0%
Expected life of options	7 yrs.
Expected volatility rate	98%

Allin Stock Plans
Options originally issued at or above market:
Exercisable at December 31, 2004	824,504
Weighted average fair value of options granted during 2002	$0.18
Weighted average fair value of options granted during 2003	$0.27
Weighted average fair value of options granted during 2004	$0.15

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2004:

Information for Allin Stock Plans at December 31, 2004:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	95,000	$0.25	4.1 years	70,000	$0.25
From $1.00 to $1.99	446,278	$1.20	5.2 years	317,264	$1.24
From $2.00 to $2.99	21,250	$2.04	2.8 years	21,250	$2.04
From $3.00 to $3.99	139,750	$3.25	1.2 years	139,750	$3.25
From $4.00 to $4.99	284,650	$4.44	1.0 years	276,240	$4.44

	986,928	$2.35	3.2 years	824,504	$2.59

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

Calculation of Basic and Diluted (Loss)Earnings per Common Share Dollars in thousands, except per share data	Year Ended December 31
	2002	2003	2004
Income from continuing operations	$999	$780	$284
Income from discontinued operations	10	—	—

Net income	$1,009	$780	$284
Accretion and dividends on preferred stock	684	710	740

Net income (loss) attributable to common shareholders	$325	$70	$(456)

Earnings (loss) per common share from continuing operations – basic	$0.05	$0.01	$(0.07)

Earnings per common share from discontinued operations – basic	$0.00	$0.00	$0.00

Net (loss) income per common share – basic	$0.05	$0.01	$(0.07)

(Loss) income per common share from continuing operations – diluted	$0.04	$0.01	$(0.07)

(Loss) income per common share from discontinued operations – diluted	$0.00	$0.00	$0.00

Net (loss) income per common share – diluted	$0.04	$0.01	$(0.07)

Shares used in calculating basic earnings (loss) per common share	6,967,339	6,967,339	6,967,339

Weighted average common shares outstanding	6,967,339	6,967,339	6,967,339
Effect of convertible preferred stock	4,285,714	—	—
Effect of outstanding stock options	—	12,885	—

Shares used in calculating diluted net (loss) income per common share	11,253,053	6,980,224	6,967,339

The Company’s Series D and F convertible preferred stock were not included in the calculation of diluted EPS for the year ended December 31, 2002. None of the Company’s convertible preferred stock was included in the calculation of diluted EPS for the years ended December 31, 2003 and 2004. Inclusion of these series of preferred stock would be anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if not anti-dilutive, were 1,269,893, 5,263,622 and 4,496,955 for the years ended December 31, 2002, 2003 and 2004, respectively.

The exercise price of warrants outstanding exceeded the average market price of the Company’s common stock for the years ended December 31, 2002, 2003 and 2004. Accordingly, warrants were not included in the calculation of diluted EPS for those periods. Outstanding warrants to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares were 1,504,197 as of December 31, 2002 and 857,138 as of December 31, 2003 and 2004.

The exercise prices of all stock options outstanding as of December 31, 2002 exceeded the average market price of the Company’s common stock for the year then ended. Accordingly, stock options were not included in the calculation of diluted EPS for that period. The average market price of the common stock exceeded the exercise prices for 50,000 and 70,000 stock options as of December 31, 2003 and 2004, respectively. This resulted in the inclusion of 12,885 shares in the calculation of diluted EPS for the year ended December 31, 2003. Inclusion of the additional shares did not result in a calculation of diluted EPS that differed from basic EPS. No additional shares were included in the calculation of diluted EPS for the year ended December 31, 2004 as the effect was anti-dilutive. Outstanding options to purchase common shares for which the exercise prices exceeded the respective year’s average market price for the common shares aggregated 803,698, 701,150 and 916,928 as of December 31, 2002, 2003 and 2004, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Acquisitions

Jimary Business Systems

On November 22, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by, and assumed certain liabilities of, Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) under an Asset Purchase Agreement entered into between the parties. The acquired assets included those listed in the table below and the performance rights to Jimary Business Systems’ consulting projects in progress as of the date of acquisition or under agreement between Jimary Business Systems and its customers as of such date. Jimary Business Systems specialized in consulting services based on Microsoft Business Solutions technology and the sale of Microsoft Business Solutions technology products, primarily Solomon enterprise accounting software and customer relationship management software. Coincident with the asset purchase, Allin Consulting-Pennsylvania hired seven Jimary Business Systems employees and entered into a Confidentiality and Non-Competition Agreement with the majority shareholder of Jimary Business Systems. Allin Consulting-Pennsylvania integrated the acquired business with its existing operations related to Microsoft Business Solutions technology. The Consolidated Statement of Operations for the year ended December 31, 2004 includes financial results associated with the acquired assets for the period from the date of acquisition.

Allin Consulting-Pennsylvania paid $464,000 in cash purchase consideration at the time of the closing and incurred $20,000 for professional services associated with the transaction. Allin Consulting-Pennsylvania acquired Jimary Business Systems’ cash balance of $25,000, resulting in a net cash outlay of $459,000 associated with the acquisition. The acquisition was accounted for utilizing the purchase method. The acquisition price was allocated to purchased assets and assumed liabilities as follows:

Dollars in thousands
Cash	$25
Accounts receivable, net of allowance for doubtful accounts of $34	64
Equipment	10
Customer list	384
Non-competition agreement	33
Goodwill	206
Accounts payable	(66)
Accrued compensation and payroll taxes	(30)
Other accrued liabilities	(10)
Deferred revenue	(132)

Net purchase price recorded	$484

The acquired assets and assumed liabilities are reflected on the Consolidated Statement of Cash Flow for the year ended December 31, 2004 as net cash used for investing activities for acquisition of a business.

The customer list is being amortized over an estimated useful life extending through 2009. The non-competition agreement is being amortized over the term of three years. Goodwill is not amortized for financial reporting purposes. Amortization of goodwill and other intangible assets is a deductible expense for income tax purposes over fifteen years.

The Asset Purchase Agreement also provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Any contingent purchase consideration due is to be remitted to Jimary Business Systems within sixty days of the end of each such annual period. The Company attributed the initial purchase consideration among the assets acquired and liabilities assumed based on their estimated fair values. Assets recorded included cash, accounts receivable, computer equipment, and intangible assets including the customer list, the non-competition agreement and goodwill. Liabilities recorded included accounts payable, accrued liabilities and deferred revenue. Any contingent payments made in the future will be reflected as purchase consideration and will be recorded as goodwill.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer Resources

On November 16, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by McCrory & McDowell LLC (“M&M”) under an Asset Purchase Agreement entered into between the parties. The acquired assets were utilized in the operations of M&M’s Computer Resources division (“Computer Resources”), which specialized in consulting services based on Microsoft Business Solutions technology and the sale of related technology products, primarily Great Plains enterprise accounting software and customer relationship management software. The acquired assets include the performance rights to Computer Resources’ consulting projects in progress as of November 1, 2004 or under agreement between Computer Resources and its customers as of such date and a customer list that includes all customers of Computer Resources. Coincident with the asset purchase, Allin Consulting-Pennsylvania hired one Computer Resources employee. Allin Consulting-Pennsylvania integrated the acquired business with its existing operations related to Microsoft Business Solutions technology. The Consolidated Statement of Operations for the year ended December 31, 2004 includes financial results associated with the acquired assets for the period beginning November 1, 2004, the effective date of the acquisition.

Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed none of M&M’s liabilities related to the operations of Computer Resources. The Asset Purchase Agreement provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted to M&M within fifteen days of the end of each calendar quarter. Purchase consideration based on revenue earned and collected during the fourth quarter of 2004 was less than $1,000 and was allocated to a customer list. The customer list is being amortized over an estimated useful life extending through 2009. Amortization of the customer list is a deductible expense for income tax purposes over fifteen years. Any contingent payments made in the future will be reflected as purchase consideration and will be allocated among the assets acquired.

Pro Forma Financial Information Related to 2004 Acquisitions

The following table includes pro forma financial information as though the acquisitions of Computer Resources and Jimary had occurred as of the January 1, 2003. The pro forma adjustments are primarily to reflect additional amortization expense that would have been recognized if the acquisitions had occurred as of January 1, 2003.

(Dollars in thousands, except per share data)	As Reported	Acquired Businesses	Pro Forma Adjustments	Pro Forma Information
Year ended December 31, 2003:
Revenue	$13,047	$2,116	$—	$15,163
Net income	780	215	(93)	902
Net income attributable to shareholders	70	215	(93)	192
Earnings per share – basic and diluted	$0.01	$0.03	$(0.01)	$0.03

Year ended December 31, 2004:
Revenue	$12,566	$1,683	$—	$14,249
Net income	284	238	(86)	436
Net income attributable to shareholders	(456)	238	(86)	(304)
Earnings per share – basic and diluted	$(0.07)	$0.03	$(0.01)	$(0.04)

Information Designs

On December 15, 2003, Allin Consulting-Pennsylvania acquired certain assets owned by Information Designs, Inc. (“Information Designs”) under an Asset Purchase Agreement, including rights to the trade name “Information Designs, Inc.,” a customer list including all customers with which Information Designs conducted business in 2001, 2002 and 2003, and the authorized Microsoft Business Solutions Partner designation previously granted by Microsoft to Information Designs. Coincident with the asset purchase, Allin Consulting-Pennsylvania hired all of the three Information Designs

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees, including its sole owner. Allin Consulting-Pennsylvania thereafter commenced services related to Microsoft Business Solutions technology, including Great Plains and Solomon enterprise accounting systems and customer relationship management products. The Consolidated Statements of Operations for the years ended December 31, 2003 and 2004 include financial results associated with the acquired assets for the period from the date of acquisition and for the full year, respectively.

The operations acquired from Information Designs resulted in the initial formulation of the Company’s Business Process Practice Area. The Business Process Practice Area Director formerly operated Information Designs as sole owner prior to the Company’s acquisition of its operating assets. The Asset Purchase Agreement under which the Company purchased the operating assets of Information Designs initially provided for purchase consideration through contingent payments under an agreed upon formula related to operations during 2004, 2005 and 2006. However, in November 2004, following the acquisitions of Computer Resources and Jimary Business Systems, the terms of the Asset Purchase Agreement related to the Information Designs acquisition were revised so that the provision for contingent purchase consideration was eliminated.

A loan of $15,000 was made to the sole owner of Information Designs at the time the Asset Purchase Agreement was entered into, for which a promissory note was executed. The note bears interest at six percent per annum and provides for semi-monthly payments such that the entire principal balance of the loan will be repaid by December 15, 2008. As of December 31, 2004, the outstanding balance of the loan was approximately $12,000.

8. Goodwill and Intangible Assets

On January 1, 2002, the Company implemented Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 142, goodwill is no longer amortized, but separable intangible assets that are deemed to have definite lives are amortized over their useful lives. Assembled workforces are no longer recognized as a separate intangible asset under these standards. The unamortized value of assembled workforces was reclassified to goodwill upon implementation of the standards. SFAS Nos. 141 and 142 set forth guidance as to required transition testing and accounting for implementation of the standards and required annual testing and accounting thereafter. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Goodwill and intangible assets associated with acquisitions prior to 2002 were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations.

As of December 31, 2004, the Company’s Consolidated Balance Sheet includes goodwill associated with the 1996 acquisition of Allin Consulting-California, the 1998 acquisitions of Allin Consulting-Pennsylvania and MEGAbase, Inc. and the 2004 acquisition of Jimary Business Systems. Accumulated amortization for goodwill represents amortization expense related to the acquisitions of Allin Consulting-California, Allin Consulting-Pennsylvania, and MEGAbase, Inc. from their respective acquisition dates through December 31, 2001, after which amortization of goodwill was discontinued. Amortized intangible assets include customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems and the 2004 acquisition of Computer Resources and a non-competition agreement associated with the Jimary Business Systems acquisition. Information concerning these assets is as follows:

As of December 31, 2004 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$2,075	$965	$1,110
Non-competition agreement	33	1	32

Total amortized intangible assets	$2,108	$966	$1,142

Unamortized intangible assets
Goodwill	4,738	3,742	996

Total intangible assets	$6,846	$4,708	$2,138

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The customer list associated with the acquisition of Allin Consulting-Pennsylvania was amortized during 2002 utilizing an estimated useful life extending through 2011. As of January 1, 2003, the estimated useful life was changed to a period extending through 2013, which was the final year of attributed cash flows in the fair value estimate prepared as of January 1, 2003. The customer list was amortized during 2003 and 2004 based on this estimate of useful life. Had the current estimated useful life been used during 2002, amortization expense would have been $30,000 less and net income $30,000 greater for that period. There would have been no impact on EPS. The customer lists associated with the Computer Resources and Jimary Business Systems acquisitions are being amortized over estimated useful lives extending through 2009. The non-competition agreement is being amortized over the term of three years.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, deferred tax assets, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired businesses, Technology Infrastructure, Collaborative Solutions, Business Process, Outsourced Services and Information System Product Sales, further broken down geographically between Northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors to evaluate the value of goodwill are the valuation multiple and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the estimated cash flow of Allin Consulting-Pennsylvania for the applicable segments attributed to the acquired customer lists in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired lists, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for Allin Consulting-Pennsylvania and the portions of the estimated cash flows attributed to the customer lists. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors to evaluate the recorded value of the customer lists are forecast growth rates for the technology consulting industry and revenue derived from customers on the acquired lists. Significant declines in these factors could indicate potential impairment of the customer lists.

When SFAS No. 142 was implemented, the Company utilized transitional testing performed as of January 1, 2002 to meet annual testing requirements for 2002. Annual testing for 2003 was also performed as of January 1 of that year. The Company’s management subsequently concluded that evaluation of risk factors and testing for potential impairment are more beneficial to financial reporting when done as of the end rather than as of the beginning of a fiscal period because this timing results in estimates and determinations based on more recent data. Annual tests were subsequently performed as of December 31, 2003 and 2004. The Company will perform annual tests for future periods as of December 31. Key risk factors will continue to be monitored on an ongoing basis and testing for potential impairment of goodwill or the customer list will be performed on a more frequent basis than annual if indicators of potential impairment arise.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill – Changes in Recognized Value and Impairment Losses

The table below reflects the changes in recognized value of goodwill during the years ended December 31, 2003 and 2004, by reportable segment.

Dollars in thousands	Balance January 1, 2003	2003 Impairment Loss	Balance December 31, 2003	2004 Acquisition	Balance December 31, 2004
Attributed Segment:
Technology Infrastructure	$231	$(16)	$215	$—	$215
Collaborative Solutions	494	—	494	—	494
Business Process	—	—	—	166	166
Outsourced Services	92	(11)	81	—	81
Information System Product Sales	—	—	—	40	40

Total	$817	$(27)	$790	$206	$996

The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units indicating no impairment of goodwill in annual testing performed as of January 1, 2002 and December 31, 2003 and 2004. The industry valuation multiple utilized in the January 1, 2003 annual test represented a significant decrease from the multiple used for the 2002 annual test. Allin Consulting-Pennsylvania recorded losses of $27,000 due to impairment of goodwill related to the Outsourced Services and Technology Infrastructure reporting units during the first quarter of 2003.

Customer List – Impairment Losses

Testing under SFAS No. 144 for potential impairment of the customer list associated with the acquisition of Allin Consulting-Pennsylvania performed as of January 1, 2002 and 2003 indicated the estimated fair value of the customer list exceeded the recognized value and consequently, no impairment was recognized.

Industry information utilized for the annual testing of this list as of December 31, 2003 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous testing. Economic conditions experienced from 2001 through 2003 negatively impacted the technology services sector of the domestic economy,. The economic downturn affected industry long-term growth rate forecasts. By late 2003, growth was forecast to more closely correlate with expectations of overall economic conditions than had occurred in prior years. Economic return requirements were also expected to be a more important constraint on future growth prospects for technology-based spending than in the past. Additionally, the growing outsourcing of business to offshore information technology enterprises, particularly for application development, was expected to restrain future growth prospects for domestic information technology service providers. With assumed long-term growth rates lowered, the undiscounted projected cash flows attributed to the customer list in the December 31, 2003 test did not exceed the recorded value of the customer list. Accordingly, the Company recorded a loss of approximately $349,000 in the year ended December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list.

Industry information utilized for the annual testing as of December 31, 2004 indicated a further lowering of long-term growth rates for the technology consulting industry. The factors noted as reasons for the reduction in forecast growth rates are the same as noted with respect to the December 31, 2003 testing and include expectations that future growth will more closely correlate with expectations of overall economic conditions, that economic return requirements will continue to be a constraint on future growth prospects and the impact of outsourcing of business to offshore information technology enterprises on domestic information technology service providers. With assumed long-term growth rates lowered, the December 31, 2004 test indicated that undiscounted projected cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania did not exceed the recorded value of the customer list. The Company recorded a loss of approximately $191,000 in the year ended December 31, 2004 to reflect the impairment of this customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. No impairment was indicated in the tests of the customer lists associated with the 2004 acquisitions of Computer Resources and Jimary Business Systems.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization Expense

Information regarding aggregate amortization expense recorded during the years ended December 31, 2002, 2003 and 2004, and expected for the next five years, follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Year ended December 31, 2002	$171
Year ended December 31, 2003	138
Year ended December 31, 2004	112

Estimated expense to be recognized for the:
Year ended December 31, 2005	170
Year ended December 31, 2006	174
Year ended December 31, 2007	171
Year ended December 31, 2008	161
Year ended December 31, 2009	161

9. Line of Credit and Note Payable

The Company and S&T Bank, a Pennsylvania banking association, have a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but has been renewed for six successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2005. As of December 31, 2004, maximum borrowing availability was approximately $1,634,000.

Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The Company has from time to time borrowed and subsequently repaid amounts under the revolving credit loan, although no borrowings have been made since June 2001. There has been no outstanding balance under the S&T Loan Agreement since July 2001. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The applicable rate as of December 31, 2004 was 6.25%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. No interest expense related to the line of credit was recorded during the years ended December 31, 2002, 2003 and 2004. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

The S&T Loan Agreement, an amendment renewing the line of credit in 1999 and a Change in Terms Agreement and a Letter Agreement associated with the 2004 renewal include various covenants relating to matters affecting the Company including a required cash flow to interest ratio of not less than 1.0 to 1.0, insurance coverage, financial accounting practices, audit rights, prohibited transactions, and limitations on dividends and stock purchases. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. S&T Bank waived the cash flow covenant requirement for the second and third quarters of 2004, which the Company would not have otherwise met. As of December 31, 2004, the Company was in compliance with the loan covenants under the amended S&T Loan Agreement.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The S&T Loan Agreement prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock.

The note payable of $1,000,000 on the Consolidated Balance Sheets as of December 31, 2003 and 2004 is related to the acquisition of Allin Consulting-California. The principal balance of the note and any accrued interest is due April 15, 2005. The note bears interest at a rate of 7% per annum with quarterly compounding for unpaid interest. Approximately $74,000 of interest expense was recorded in each of the years ended December 31, 2002, 2003 and 2004 related to the note.

10. Financial Risks and Fair Value of Financial Instruments

Market Risk

During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, interest rate risk, foreign currency exchange rate risk and collectibility of accounts receivable. The Company manages these risks by assessing their possible impact on a regular basis. The Company does not currently anticipate any material losses from any of these market risks. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose. The Company does not purchase goods subject to commodity price risk.

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

Trading Risk

The Company does not undertake any trading activities involving commodity contracts accounted for at fair value.

Interest Rate Risk

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2005. There was no variable rate debt outstanding as of December 31, 2004. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. Since the Company did not have any borrowings on its revolving credit loan outstanding during 2004, there was no impact from the variation in interest rates.

The following table presents approximate principal cash flows and related interest rates by expected maturity date for the Company’s fixed rate debt.

	2005	Total
Current Debt:
Fixed Rate Debt	$1,000,000	$1,000,000
Fixed Interest Rate	7.00%	7.00%

Fixed rate debt represents a note payable with an outstanding principal balance of $1,000,000 as of December 31, 2004. Note principal and accrued interest are due April 15, 2005.

Accounts Receivable/Accounts Payable

Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances at December 31, 2004, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Lease Commitments

The Company leases office space in Ft. Lauderdale, Florida and San Jose and Walnut Creek, California and equipment under operating leases that expire at various times through 2008. The leases do not include automatic renewal provisions or any specification of rental costs beyond the respective lease terms. Under the office leases, the Company is subject to additional occupancy costs for an allocated share of the excess of the landlord’s operating expenses, including maintenance and repairs, property management costs, property-related taxes, security, insurance and utilities over base year operating expenses, as defined in the respective lease agreements. The Company’s Pittsburgh, Pennsylvania office is currently leased under a month-to-month arrangement. Under this arrangement, the Company is not obligated for any additional rent related to the landlord’s operating expenses, basic utility costs or repair and maintenance costs, other than for damage directly caused by the Company. See Note 13 – Related Party Transactions for additional information concerning lease arrangements for the Company’s Pittsburgh office. The Company also leases storage space in Ft. Lauderdale, for the storage of inventory and equipment to be utilized on Interactive Media systems integration projects, under month-to-month arrangements that do not involve obligations for additional occupancy costs beyond base rental charges. Minimum future annual lease commitments for all non-cancelable operating leases as of December 31, 2004 are as follows:

Minimum Future Lease Payments (Dollars in thousands)
2005	$206
2006	130
2007	30
2008	14

Total	$380

Occupancy costs for the Company’s leased offices and storage space were approximately $469,000, $479,000 and $373,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Lease costs for equipment, primarily for copiers and printers, were approximately $24,000 for each of the years ended December 31, 2002, 2003 and 2004.

12. Income Taxes

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

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the operations of the Interactive Media Practice Area, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. The Company’s Interactive Media revenue declined significantly in 2004 as compared to 2003 and may continue to decline in future periods if the Company fails to obtain additional projects from existing or new customers.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2003 and 2004. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets will be realized in future periods. During 2004, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realization of deferred tax benefits greater than the recognized balance as of December 31, 2004. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was reduced by $88,000 during 2004.

The (benefit from) provision for income taxes is comprised of the following for the years ended December 31, 2002, 2003 and 2004:

Year ended December 31 (Dollars in thousands)	2002	2003	2004
Current
Federal	$—	$17	$(3)
State	—	39	2

Total current	—	56	(1)
Deferred	(201)	477	88
Valuation Allowance	(71)	(343)	(88)

Total income tax (benefit) provision	$(272)	$190	$(1)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the (benefit) provision for income taxes reflected in the Statements of Operations is as follows for the years ended December 31, 2002, 2003 and 2004:

Year ended December 31 (Dollars in thousands)	2002	2003	2004
Estimated provision for income taxes at federal statutory rate	$251	$330	$96

Non-deductible intangible asset	57	174	100
State income tax expense, net of federal benefit	—	26	2
Change in valuation allowance	(71)	(343)	(88)
Change in estimates and other	(509)	3	(111)

(Benefit from) provision for income taxes	$(272)	$190	$(1)

The components of the deferred tax assets, as of December 31, 2003 and 2004, are as follows:

Deferred Tax Assets (Dollars in thousands)	December 31, 2003	December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$7,761	$7,732
Intangible asset differences	560	491
Miscellaneous	37	47

	8,358	8,270
Valuation allowance	(8,220)	(8,132)

Net deferred tax assets	$138	$138

As of December 31, 2004, the Company estimates its potentially realizable net operating loss carryforwards are approximately $19,998,000 and $18,505,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,799,000 and $933,000, respectively, as of December 31, 2004, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2005 through 2024. The Company files

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

Cash payments for income taxes were approximately $-0-, $61,000 and $7,000 during the periods ended December 31, 2002, 2003, and 2004, respectively.

13. Related Party Transactions

Note Payable

Interests in a note due from the Company with a principal balance of $1,000,000 and accrued interest of approximately $76,000 as of December 31, 2004 are held by a shareholder of the Company, an entity in which another shareholder of the Company has an ownership interest, an entity in which a director and shareholder of the Company has an ownership interest, a director, executive officer and shareholder of the Company and an executive officer of the Company. Approximately $74,000 of interest expense was accrued in each of the years ended December 31, 2002, 2003 and 2004 related to this note. Interest payments related to the note of approximately $74,000 were also made in each of these years. The note principal and accrued interest are due April 15, 2005.

Note Receivable from Employee

A loan of $15,000 was made to a newly hired employee in December 2003. The employee was also the sole owner of Information Designs, from which Allin Consulting-Pennsylvania purchased certain assets coincident with the loan. See Note 7 – Acquisitions under the heading “Information Designs” for additional information concerning the asset purchase. A promissory note for the loan bears interest at six percent per annum and provides for semi-monthly payments of principal and interest such that the entire principal balance of the loan will be repaid by December 15, 2008. Approximately $3,000 of loan principal was repaid by the employee as well as approximately $1,000 of interest during the year ended December 31, 2004. The current portion of the note receivable was approximately $3,000 as of December 31, 2003 and 2004. The non-current portion of the note was approximately $12,000 and $9,000, respectively, as of these dates.

Services and Products Sold to Related Parties

During 2002, 2003 and 2004, Allin Network provided infrastructure technology consulting services to an entity in which certain shareholders and a director and officer of the Company own interests. Fees charged for these services were approximately $32,000 for each of the years ended December 31, 2002, 2003 and 2004. During 2002 and 2004, Allin Network also sold computer hardware and components to this entity. Revenue from these sales was approximately $1,000 and $16,000, respectively. No products were sold to this entity by Allin Network in 2003.

During 2002, 2003 and 2004, Allin Network provided infrastructure technology consulting services to an entity in which certain shareholders of the Company have an equity interest. Fees charged for these services were approximately $38,000, $23,000 and $13,000, respectively. During 2004, Allin Consulting-Pennsylvania also provided business process consulting services to this entity with fees charged of approximately $2,000. During 2002 and 2004, Allin Network sold computer hardware and components to this entity. Allin Consulting-Pennsylvania also sold software to this entity in 2004. Revenue from these information system product sales was approximately $1,000 and $13,000, respectively. No information system product sales were made to this entity in 2003.

Lease Arrangement

The Company rents office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was approximately $149,000 for the year ended December 31, 2002 and $136,000 for each of the years ended December 31, 2003 and 2004. The Company’s long-term lease for the office space expired on January 31, 2002. At the conclusion of the lease, the Company believed its Pittsburgh-based operations could effectively utilize a smaller space. The Company’s landlord agreed to permit the Company to continue to occupy the previously utilized space on a month-to-month basis until such time as the landlord identifies an alternate tenant for the Company’s space. As of December 31, 2004, the minimum lease commitment for this office space is for one month’s rent.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Industry Segment Information

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

Basis for Determining Segments

The Company’s operations and management’s evaluations are primarily oriented around four practice areas meeting customer needs for Microsoft-based technology and interactive media services: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The operations of these practice areas comprise the substantial majority of the Company’s revenue and gross profit and are closely associated with its strategic focus of providing solutions-oriented consulting and systems integration services. The reportable segments related to these practice areas reflect aggregated practice area activity across the Company’s subsidiaries due to the similarity in nature of services, processes, types of customers and distribution methods for the practice areas.

Certain terminology regarding the Company’s operations was changed in 2004 as a result of management’s ongoing review of the Company’s business and direction. The Company now utilizes the term practice area to denote its core operating functions, whereas the term solution area had been previously used. Also, the practice area formerly known as E-Business was renamed Collaborative Solutions. Management believes Collaborative Solutions better reflects the broad scope of the practice area, including portals and information workflow solutions, business intelligence solutions and applications development and deployment. Revenue and gross profit for the years ended December 31, 2002 and 2003 and assets as of December 31, 2002 and 2003 reported for Collaborative Solutions were reported as E-Business Consulting in prior reports.

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media Consulting, Interactive Media Systems Integration, Outsourced Services, Information System Product Sales and Other Services. Business Process represents a newly reported segment. The level of Business Process consulting services provided by the Company increased significantly following the November 2004 acquisitions of Computer Resources and Jimary Business Systems. The Company’s management expects the level of Business Process services will continue to increase during 2005 as the acquired operations will be included in the Company’s results from operations for the entire year. Management consequently believes that Business Process should be reported as a separate segment. Revenue and gross profit for the year ended December 31, 2003 and assets as of December 31, 2003 for the Business Profit segment were previously reported as part of the Collaborative Solutions segment. These amounts have been reclassified to conform to the current reporting format.

On the Company’s Consolidated Statements of Operations, the first four of the segments are aggregated and captioned as Consulting services while the segment Interactive Media Systems Integration corresponds with the Integration services caption. The Outsourced Services, Information System Product Sales and Other Services segments correspond with matching captions on the Consolidated Statements of Operations.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Segment revenue for the years ended December 31, 2002 and 2003 reflects a reclassification on the Consolidated Statements of Operations. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services during these periods are now reflected as Other Services revenue. Previously, amounts billed had been netted against the costs. In the geographic information presented for these periods, amounts billed for out-of-pocket costs are now included with domestic revenue for the northeastern, southern and western United States. This reclassification has no impact on previously reported information on gross profit or assets.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands) Periods ended December 31	Revenue from External Customers
	2002	2003	2004
Technology Infrastructure	$1,665	$1,730	$3,658
Collaborative Solutions	2,333	2,647	2,590
Business Process	—	10	434
Interactive Media Consulting	2,568	2,640	1,608
Interactive Media Systems Integration	5,191	4,829	2,846
Outsourced Services	1,079	685	644
Information System Product Sales	409	312	576
Other Services	167	194	210

Consolidated Revenue from External Customers	$13,412	$13,047	$12,566

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. The Company does not break down revenue from services performed for related entities into segments beyond services and product sales. Information on revenue derived from services for and product sales to related entities is as follows:

(Dollars in thousands) Periods ended December 31	Revenue from Related Entities
	2002	2003	2004
Services	$1	$4	$97
Product Sales	30	—	—

Total Revenue from Related Entities	$31	$4	$97

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

(Dollars in thousands) Periods ended December 31	Gross Profit
	2002	2003	2004
Technology Infrastructure	$929	$915	$2,008
Collaborative Solutions	1,308	1,316	1,359
Business Process	—	6	227
Interactive Media Consulting	1,736	2,022	1,089
Interactive Media Systems Integration	1,959	2,435	1,482
Outsourced Services	271	153	144
Information System Product Sales	158	143	151
Other Services	88	83	78

Consolidated Gross Profit	$6,449	$7,073	$6,538

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands) As of December 31	Total Assets
	2002	2003	2004
Technology Infrastructure	$1,248	$946	$1,601
Collaborative Solutions	1,277	1,825	1,689
Business Process	—	10	701
Interactive Media Consulting	1,200	820	501
Interactive Media Systems Integration	3,273	792	739
Outsourced Services	1,128	537	417
Information System Product Sales	107	81	342
Other Services	72	19	64
Corporate & Other	1,980	4,126	2,697
Discontinued Operations – Digital Imaging	17	—	—

Consolidated Total Assets	$10,302	$9,156	$8,751

Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands) As of December 31	Property & Equipment (net)
	2002	2003	2004
Technology Infrastructure	$37	$24	$33
Collaborative Solutions	30	32	33
Business Process	—	—	6
Interactive Media Consulting	12	15	12
Interactive Media Systems Integration	38	30	22
Outsourced Services	4	—	—
Information System Product Sales	1	2	6
Other Services	—	—	—
Corporate & Other	22	14	29
Discontinued Operations – Digital Imaging	4	—	—

Consolidated Property & Equipment (net)	$148	$117	$141

Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands) As of December 31	Property & Equipment Additions
	2002	2003	2004
Technology Infrastructure	$14	$18	$34
Collaborative Solutions	20	27	24
Business Process	—	—	6
Interactive Media Consulting	2	13	8
Interactive Media Systems Integration	4	24	15
Information System Product Sales	—	2	7
Corporate & Other	3	15	22

Consolidated Property & Equipment Additions	$43	$99	$116

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

(Dollars in thousands) Period ended December 31	Revenue from External Customers
	2002	2003	2004
Domestic Revenue:
Northeastern United States	$2,819	$2,807	$3,509
Midwestern United States	70	119	324
Southern United States	2,889	2,690	1,233
Western United States	2,513	2,270	4,057

Total Domestic Revenue	$8,291	$7,886	$9,123

International & At Sea Revenue:
Finland	$2,237	$1,611	$675
France	945	—	—
Germany	887	926	931
Italy	733	1,605	1,682
At Sea	319	1,019	155

Total International & At Sea Revenue	$5,121	$5,161	$3,443

Consolidated Revenue from External Customers	$13,412	$13,047	$12,566

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

(Dollars in thousands) As of December 31	Property & Equipment (net)
	2002	2003	2004
California	$59	$33	$30
Florida	54	46	36
Pennsylvania	35	38	75

Consolidated Property & Equipment (net)	$148	$117	$141

Information about Major Customers

A significant portion of the Company’s revenue for the years ended December 31, 2002, 2003 and 2004 was derived from a small number of customers of the Interactive Media Practice Area. Furthermore, all of the major customers listed below are concentrated in the cruise industry. For the year ended December 31, 2003, two of the three customers representing greater than ten percent of the Company’s consolidated revenue are affiliates of each other. Significant declines in the level of services provided in 2004 to two of the customers negatively impacted the Company’s results of operations and financial condition. A loss of a significant customer or a significant decline in the level of services provided in a future period could significantly negatively impact the Company’s future results of operations and financial condition.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Period Ended December 31, 2002
3,827	29%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
3,011	22%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services

Period Ended December 31, 2003
2,890	22%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
2,436	19%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services
2,429	19%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services

Period Ended December 31, 2004
2,493	20%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Systems Integration and Information System Product Sales segments. Historically, these materials purchases have been highly concentrated with one major supplier. During the years ended December 31, 2002, 2003 and 2004, 93%, 90% and 61%, respectively, of materials purchases for the operations of these segments were from this major supplier. The Company operates under a License and Supply Agreement with the supplier. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level. The Company’s management does not expect that the exclusivity threshold for the first two years of the term will be reached and consequently, the Company expects to lose its exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market after June 30, 2005. Such loss of exclusivity may negatively impact Interactive Media’s competitive position and consequently, may negatively impact the Company’s results of operations or financial condition in future periods.

The increase in the level of Business Process services provided by the Company in 2004 also resulted in a significant increase in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of the financial software products are concentrated with one significant supplier. During the year ended December 31, 2004, 13% of the Company’s overall materials purchases were from this supplier.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Defined Contribution Plan

The Company maintains a profit-sharing plan with a 401(k) feature. The Allin Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all full time employees of the Company meeting the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, participants are eligible to contribute various percentages, up to 15%, of their compensation. The Company may make discretionary matching contributions depending on the level of Company profitability, subject to a maximum of 50% of the employee’s contribution or $1,500. The Company has not, to date, made matching contributions. The Company has incurred the administrative costs of the 401(k) Plan, approximately $5,000, for the fiscal period ended December 31, 2002 and $6,000 for each of the fiscal periods ended December 31, 2003 and 2004.

16. Subsequent Event

During February 2005, the Company awarded options to purchase 5,000 common shares under the 2000 Stock Plan. The grant price was $0.245 per share, which was the market price of the Company’s common stock on the grant date. The options to purchase common shares will vest on the first anniversary of the grant date.

17. Unaudited Quarterly Financial Information

The data for the quarterly periods ended March 31, June 30 and September 30, 2003 and 2004 is derived from the data presented in the Company’s filings on Form 10-Q for those periods. Comparable data is presented for the three-month periods ended December 31, 2003 and 2004. A reclassification has been made to revenue for quarterly periods prior to the period ended December 31, 2004 in order to conform to the current presentation. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services during these periods are now reflected as Other Services revenue. Previously, amounts billed had been netted against the costs. There is no impact on information other than revenue.

	Three Months Ended 2003
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Revenue	$3,258	$3,564	$3,032	$3,193
Gross Profit	1,736	1,897	1,685	1,755
Income (loss) from operations	242	531	240	(3)
Net income (loss)	$246	$454	$166	$(86)

Net (loss) income attributable to common shareholders	$73	$278	$(13)	$(268)

Earnings (loss) per common share – basic	$0.01	$0.04	$0.00	$(0.04)

Earnings (loss) per common share– diluted	$0.01	$0.03	$0.00	$(0.04)

	Three Months Ended 2004
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Revenue	$3,356	$2,649	$2,359	$4,202
Gross Profit	1,799	1,355	1,152	2,232
Income (loss) from operations	194	(130)	(354)	609
Net income (loss)	$182	$(138)	$(356)	$596

Net income (loss) attributable to common shareholders	$1	$(321)	$(543)	$407

Earnings (loss) per common share – basic	$0.00	$(0.05)	$(0.08)	$0.06

Earnings (loss) per common share– diluted	$0.00	$(0.05)	$(0.08)	$0.04

Independent Auditors’ Report

To the Shareholders of

Allin Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The 2004 and 2003 amounts on this schedule have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 28, 2005

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
Certified Public Accountants

Wexford, Pennsylvania

February 19, 2003

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 2, 2003, Hill, Barth & King LLC notified the Company that it would not be able to serve as the Company’s independent accountants for the fiscal year ending December 31, 2003 because it would probably not register with the Public Company Accounting Oversight Board, a requirement for accountants serving as independent auditors for publicly owned companies. On May 29, 2003, the Company dismissed Hill, Barth & King LLC as its independent accountants and the Audit Committee of the Company’s Board of Directors approved the engagement of Malin, Bergquist & Company, LLP (“MB & Co.”) as independent accountants for the Company for the fiscal year ending December 31, 2003. The Company filed reports on Form 8-K on April 9, 2003, subsequently amended on Form 8-K/A on June 13, 2003, and June 3, 2003 concerning the changes in accountants.

Item 9A – Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. During the fiscal quarter ended December 31, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10 - Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 15, 2005.

Name	Age	Position with the Company
Richard W. Talarico	49	Chairman of the Board, Chief Executive Officer and President
Dean C. Praskach	47	Chief Financial Officer, Vice President-Finance, Treasurer and Secretary
Brian K. Blair (1)	42	Director
Anthony L. Bucci (2)	56	Director
William C. Kavan (2)	54	Director
James S. Kelly (1)	54	Director
Anthony C. Vickers	55	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996 and was appointed President of the Company in May 2002. He has also served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996. Mr. Talarico has served as an officer and director of the Company’s other subsidiaries since their inception or acquisition by the Company. Mr. Talarico is a partner in The Hawthorne Group (“THG”), where he has been involved in numerous business ventures and has served in various financial and operating capacities since 1986. THG is a private investment and management partnership which invests through affiliates primarily in media and communications companies. Mr. Talarico is an officer of The Hawthorne Group, Inc. (“Hawthorne”), where he has served in various financial and operating capacities since 1991. Hawthorne provides management and administrative services to the business ventures in which THG invests.

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

James S. Kelly. became a director of the Company in August 1998. Mr. Kelly founded KCS Computer Services, Inc. (“KCS”), now Allin Consulting-Pennsylvania, in 1985 and served as its President and Chief Executive Officer prior to its acquisition by the Company in August 1998. Following the acquisition of KCS, the Company appointed Mr. Kelly as a director of the Company. Mr. Kelly was responsible for setting strategic direction for KCS, oversight of all KCS operations and direction of its finance and administration function. Mr. Kelly has been involved in the information technology field for over 25 years.

Anthony C. Vickers became a Director of the Company in November 1999. Mr. Vickers founded IT Services Development (“ITSD”) in 1998 and has served as principal of ITSD since its inception. ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys. Mr. Vickers also currently serves as a director of Cotelligent, Inc. (since January 2004), a public company, and as a member of advisory boards for several entities, including the University of Southern California Integrated Media Systems Center (since November 1998), Blue Crane, Inc. (since November 2001) and MAKE Corp. (since January 2002). Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its Chief Executive Officer and President until November 1995 and as a director until March 1998. Mr. Vickers served as a director of PC Tutor Corporation, which provided computer training services to small and medium-sized businesses from 1998 to 2000. Mr. Vickers also served as a director of Computer Technology Associates, a provider of information technology services and E-government solutions to the federal and state governments, from January to October 2000, and as a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling, from August 1999 to August 2003.

There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. James S. Kelly and Brian K. Blair are the two non-employee directors serving on the Company’s Audit Committee.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that James S. Kelly is an “audit committee financial expert” and is “independent,” as each such term is defined under applicable SEC and Nasdaq rules. Because Mr. Kelly owned 22.4% of the outstanding common stock of the Company at the time of determination, he did not fall within the safe harbor position set forth under Rule 10A-3(e)(1)(ii)(A) promulgated by the SEC under the Exchange Act. This safe harbor position provides that a person holding 10% or less of a class of voting equity securities of an issuer will not be deemed to be an affiliate of such issuer but does not create a presumption that a person exceeding such ownership percentage is an affiliate. Under SEC rules, an audit committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any person who beneficially owns more than ten percent of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of the copies of such reports and written representations that no other reports were required during or with respect to the year ended December 31, 2004, all such Section 16(a) filing requirements were timely met.

Code of Ethics

In February 2004, the Company’s Board of Directors adopted a code of ethics, the Allin Corporation Business Conduct Guidelines (the “Allin BCG”), applicable to all of the Company’s employees, including its principal executive, financial and accounting officers. The Allin BCG is filed as Exhibit 14 to this Report on Form 10-K. In the event that the Company makes any amendment to, or grants any waiver of, a provision of the Allin BCG that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on its internet website, www.allin.com. No such waivers were granted during 2004.

Item 11 - Executive Compensation

Summary Compensation Table

The following table sets forth information concerning 2002, 2003 and 2004 compensation of the Chief Executive Officer and the other executive officer of the Company (collectively the “Named Executives”).

Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($) (1)
Richard W. Talarico Chief Executive Officer and President	2004 2003 2002	$ $ $	175,000 175,000 175,000	$ $ $	20,000 80,000 50,000

Dean C. Praskach Chief Financial Officer, Treasurer and Secretary	2004 2003 2002	$ $ $	145,000 145,000 145,000	$ $ $	10,000 40,000 50,000

(1)	Bonuses were earned in the year indicated, but paid in the subsequent year.

Employment Agreements

In February 2002, the Company entered into an amendment to an employment agreement with Mr. Talarico, which was effective as of January 1, 2001 and was subsequently amended in February 2004 such that the term of the agreement was extended through December 31, 2006. The employment agreement was further amended in December 2004. The annual salary as set forth in the employment agreement is $175,000, subject to permitted annual merit increases.

During the term of the employment agreement, Mr. Talarico is eligible to earn annual bonuses awarded at the discretion of the Compensation Committee and approved by the Board of Directors. The payment of any such annual bonus will be contingent upon the achievement of certain corporate and/or personal performance goals as determined by the Compensation Committee. The performance goals are approved by the Board of Directors and are designed to enhance stockholder value. To be eligible for a bonus for a particular year, Mr. Talarico must be employed by the Company on the last day of the calendar year for which the bonus is earned unless cessation of employment is due to death, disability (as defined in the agreement) or a change in control of the Company, or unless Mr. Talarico attained the performance goals for that year prior to year end. In the event of death or disability, a pro-rated portion of any bonus due will be awarded based on the performance of the Company annualized as of the date of cessation of employment. In December 2004, the Company and Mr. Talarico entered into an amendment to the employment agreement which deleted a provision of the agreement which would have entitled Mr. Talarico to a bonus in the event of a change in control of the Company, as defined in the employment agreement. The Board of Directors awarded a discretionary bonus of $20,000 to Mr. Talarico in respect of 2004 based Company accomplishments in 2004. The bonus awarded for 2004 was paid in March 2005.

The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

The employment agreement provides that Mr. Talarico will be eligible to participate in the Company’s various stock plans. The employment agreement with Mr. Talarico does not, however, specify any minimum number of options to be awarded during the term of the agreement. Options granted to Mr. Talarico prior to February 13, 2001 vested on May 15, 2001. No options were awarded to Mr. Talarico in 2004 or subsequently.

The employment agreement provides that should Mr. Talarico’s employment by the Company be terminated without cause or in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will receive semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the first anniversary of the date of termination. A change in control is defined in the employment agreement as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. In the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will also have the right to convert each of his 260,000 vested options to purchase the Company’s stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. Talarico’s options, notwithstanding the expiration of the options based on Mr. Talarico’s termination prior to such expiration date. In addition, Mr. Talarico’s options granted prior to February 13, 2001 will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Talarico’s employment without cause or in connection with a change of control of the Company.

In June 2000, the Company entered into an employment agreement with Mr. Praskach, which was subsequently amended in February 2001 and December 2004. The term of the employment agreement commenced June 23, 2000 and pursuant to the terms of the 2004 amendment, will continue through June 23, 2010. Mr. Praskach’s current annual salary is $145,000. The employment agreement permits annual merit increases to salary. Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors. A discretionary bonus of $10,000 in respect of 2004 was awarded to Mr. Praskach and was paid in March 2005.

The employment agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company’s stock plans. The employment agreement with Mr. Praskach does not, however, specify any minimum number of options to be awarded during the term of the agreement. No options were awarded to Mr. Praskach in 2004 or subsequently. Options granted to date to Mr. Praskach will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award. Pursuant to the February 2001 amendment to the employment agreement, options to acquire shares of common stock granted to Mr. Praskach under the Company’s stock plans prior to February 13, 2001 will, if not already vested, vest on the date of a change of control of the Company, defined as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

The employment agreement also provides that Mr. Praskach will be entitled to receive for up to one year following termination of employment by the Company without cause, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment. In the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change of control of the Company, Mr. Praskach will also have the right to convert each of his vested options to purchase the Company’s stock granted prior to February 13, 2001 into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. Praskach’s options, notwithstanding the expiration of the options based on Mr. Praskach’s termination prior to such expiration date. In addition, Mr. Praskach’s options granted prior to February 13, 2001 will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Praskach’s employment in connection with a change of control of the Company. The December 2004 amendment to the employment agreement deleted a provision of the agreement which would have entitled Mr. Praskach to a bonus in the event of a change of control of the Company.

The Company is currently reviewing the employment agreements with Messrs. Talarico and Praskach to determine whether amendments may be required to ensure compliance with new federal legislation under The American Jobs Creation Act, which was enacted in October 2004. This legislation includes major changes in the federal tax laws applicable to nonqualified deferred compensation plans that may impact several of the Company’s executive compensation plans. The Internal Revenue Services is expected to issue regulatory guidance on this legislation shortly.

Stock Plans

In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997, the Board of Directors adopted the 1997 Stock Plan, which was approved by the Company’s stockholders in May 1997. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company’s stockholders in December 1998. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1998 Stock Plan, if any. In February 2000, the Board of Directors adopted the 2000 Stock Plan, which was approved by the Company’s stockholders in May 2000. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 2000 Stock Plan, if any. All of the plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions for eligibility such as the completion of a period of employment with the Company following an award. The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options.

The number of shares originally designated for award under the Company’s 1996, 1997, 1998 and 2000 Stock Plans are 266,000, 300,000, 375,000 and 295,000, respectively. As of December 31, 2004, 18,501 shares of the Company’s common stock, which were originally issued as restricted shares under the 1996 Stock Plan, and 195,722, 237,406, 362,800 and 191,000 options to purchase common shares under the 1996, 1997, 1998 and 2000 Stock Plans, respectively, were outstanding. In December 2004, the Company reserved a total of 39,444 and 11,112 shares under the 1996 and 1997 Stock Plans, respectively, for future contingent grants of stock options to certain employees associated with the management of

Allin Consulting-Pennsylvania’s operations, if certain financial objectives are realized from Allin Consulting-Pennsylvania’s 2005 operations. As of December 31, 2004, 12,333, 51,482, 12,200 and 104,000 shares remained available for future grants under the 1996, 1997, 1998 and 2000 Stock Plans, respectively.

Option and Stock Appreciation Right Grants in Last Fiscal Year

During 2004, there were no grants of stock options or stock appreciation rights to the Named Executives.

Fiscal Year End Option and Related Stock Appreciation Right Values

The following table and its notes provide information concerning stock options and related stock appreciation rights held by the Named Executives at December 31, 2004. No options or related stock appreciation rights were exercised in 2004.

	Number of Securities Underlying Unexercised Options/SARS at Fiscal Year End (#) (1)		Value of Unexercised In-the-Money Options/SARS at Fiscal Year End ($) (1) (2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard W. Talarico	260,000	—	—	—
Dean C. Praskach	75,250	13,250	—	—

(1)	Based on the December 31, 2004 bid price per share of common stock of $0.22, as quoted on the OTC Bulletin Board, and the various option exercise prices per share, none of the options were in-the-money at December 31, 2004. The various exercise prices and expiration dates with respect to the stock options held by the Named Executives are as follows:

Name	Options (#)	Exercise Price	Expiration Date
Richard W. Talarico	100,000	$4.50	6/1/05
	60,000	$3.25	3/1/06
	15,000	$4.50	1/3/07
	10,000	$1.91	8/8/07
	75,000	$1.25	1/5/08

Name	Options (#)	Exercise Price	Expiration Date
Dean C. Praskach	23,500	$4.38	6/25/05
	18,750	$3.25	3/8/06
	10,000	$4.81	11/11/06
	6,250	$4.00	2/16/07
	30,000	$1.25	1/5/08

(2)	Messrs. Talarico and Praskach were granted certain stock appreciation rights related to the options included in the table in footnote (1) above. The stock appreciation rights will only become effective upon conversion of the options. There is uncertainty as to whether the events that could result in conversion of the Named Executives’ options into stock appreciation rights, as described under Employment Agreements above, will occur at all or when they may occur. Accordingly, none of the stock appreciation rights were exercisable as of December 31, 2004. Due to these factors, no present values can be determined for stock appreciation rights separate from those estimated for the associated options. Since the exercise prices of the stock appreciation rights are identical to the exercise prices of the associated options, none of the stock appreciation rights were in-the-money at December 31, 2004.

Long-Term Incentive and Defined Benefit Plans

The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

At the commencement of each year of service, each non-employee director is entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant. The option grant will vest on the first anniversary of the date of the grant if the individual is serving as a director on that date. On February 5, 2004, Mr. Blair received a grant to acquire 5,000 shares of common stock at the exercise price of $0.44 per share. On August 19, 2004, Messrs. Bucci and Kelly each received a grant to acquire 5,000 shares of common stock at the exercise price of $0.155 per share. On November 8, 2004, Mr. Kavan received a grant to acquire 5,000 shares of common stock at the exercise price of $0.26 per share. On November 12, 2004, Mr. Vickers received a grant to acquire 5,000 shares of common stock at the exercise price of $0.26 per share. On February 24, 2005, Mr. Blair received a grant to acquire 5,000 shares of common stock at the exercise price of $0.245 per share.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of two non-employee directors, William C. Kavan and Anthony L. Bucci.

Throughout 2004, the Company had an outstanding note payable, with interest fixed at 7% per annum, in the principal amount of $1,000,000 related to the Company’s 1996 acquisition of Allin Consulting-California. Various interests in the note are held by beneficial holders of greater than five percent of the Company’s common stock, directors and executive officers and entities related to these parties. (1) Henry Posner, Jr. a beneficial holder of greater than five percent of the Company’s common stock, (2) Rosetta Capital Partners LP (“Rosetta”), an entity in which Thomas D. Wright, another beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest, (3) Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan, a non-employee director and beneficial holder of greater than five percent of the Company’s common stock and a member of the Compensation Committee, has an ownership interest, (4) Mr. Talarico, a director, executive officer and beneficial holder of greater than five percent of the Company’s common stock and (5) Mr. Praskach, an executive officer of the Company, respectively, own $675,000, $250,000, $41,667, $16,667 and $16,667 portions of the note payable. Interest expense related to this note was approximately $74,000 for the year ended December 31, 2004. On March 14, 2002, Mr. Posner purchased the note and all of the Company’s outstanding Series F Convertible Redeemable Preferred Stock, and related accrued interest and dividends, from Les D. Kent, the former sole shareholder of Allin Consulting-California, who was then a beneficial holder of greater than five percent of the Company’s common stock. On April 15, 2002, Mr. Posner sold portions of the purchased note and Series F preferred stock to the parties related to the Company as described above. Mr. Posner, Rosetta, Churchill, Mr. Talarico and Mr. Praskach own 675, 250, 41.67, 16.67 and 16.67 shares, respectively, of the Company’s Series F preferred stock. See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

On December 29, 2000, Messrs. Kavan, Talarico, Posner and Wright, who each beneficially owns greater than five percent of the Company’s common stock, and Mr. Praskach, an executive officer of the Company, purchased 10, 10, 113, 10 and 2 shares, respectively, of the Company’s Series G Convertible Redeemable Preferred Stock at a purchase price of $10,000 per Series G preferred share. In conjunction with the purchase of the Series G shares, Messrs. Kavan, Talarico, Posner, Wright and Praskach also received warrants to purchase 57,142, 57,142, 645,710, 57,142 and 11,428 shares, respectively, of the Company’s common stock at $1.75 per common share. See Item 7- Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 3 – Preferred Stock and Note 4 – Warrants for Common Stock included herein under Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data for additional information concerning the Series G preferred stock and related warrants. The warrants to purchase shares of the Company’s common stock expire on December 29, 2005. If the Company does issue any shares of common stock upon conversion of the Series G preferred stock or upon exercise of the warrants, the holders of such shares, including Messrs. Kavan, Talarico, Posner, Wright and Praskach, will have certain rights to require the Company to register the shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). See Item 12 - Security Ownership of Certain Beneficial Owners and Management. The holders’ demand registration rights expire on December 29, 2005 and their piggy-back registration rights expire on December 29, 2007.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents certain information as of March 15, 2005 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock and/or Series G preferred stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Henry Posner, Jr. 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	5,276,372	(3)	48.7%	113	75.3%

James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,572,816	(4)	22.5%	—	—

Emanuel J. Friedman 1001 19th Street North Arlington, VA 22209	1,116,177	(5)	16.0%	—	—

Friedman, Billings, Ramsey Group, Inc. 1001 19th Street North Arlington, VA 22209	1,021,177	(6)	14.7%	—	—

Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	693,760	(7)	9.2%	10	6.7%

William C. Kavan 117 Brixton Road Garden City, NY 11530	477,546	(8)	6.5%	10	6.7%

Thomas D. Wright 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	410,371	(9)	5.6%	10	6.7%

(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)

The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2005, and that no other stockholder so converts. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of Series G preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. However, the aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of any series of preferred stock does reflect the cumulation of fractional shares, but excludes any remaining fractional share. Warrants issued in December 2000 in connection with the issuance of the Series G preferred stock may be exercised to purchase common stock at $1.75 per common share, until the expiration of the warrants on December 29, 2005. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities.

(3)	Includes 1,301,087 shares of common stock held by Mr. Posner and 101,000 shares held in a trust and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner’s wife and 2,000 shares held by trusts of which Mr. Posner’s wife is a trustee. Includes 645,714 shares of common stock which may be acquired by exercise of warrants. Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock. The table includes 3,228,571 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(4)	Includes 1,542,816 shares of common stock held by Mr. Kelly and 30,000 shares of common stock which may be acquired by exercise of options.
(5)	As reported on Schedule 13D/A filed with the SEC on December 9, 2003, Mr. Friedman directly jointly beneficially owns and shares voting and dispositive power with respect to 95,000 of these shares. Mr. Friedman may be deemed to indirectly beneficially own and share voting and dispositive power with respect to 1,021,177 shares directly owned by Friedman, Billings, Ramsey Group, Inc. (“FBRG”) by virtue of his control position as Co-Chairman and Co-Chief Executive Officer of FBRG. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being directly beneficially owned by Mr. Friedman in the Schedule 13D/A and in the number of shares reported as being directly beneficially owned by FBRG as reported on Schedule 13G/A filed with the SEC on February 15, 2005.
(6)	As reported on Schedule 13G/A filed with the SEC on February 15, 2005, FBRG has sole voting and dispositive power with respect to the shares indicated. The number of shares assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G/A.
(7)	Includes 90,903 shares of common stock held by Mr. Talarico. Includes 260,000 shares of common stock which may be acquired by exercise of options. Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(8)	Includes 90,800 shares of common stock held by Mr. Kavan and 8,889 shares held by Churchill Group LLC, an entity in which Mr. Kavan holds an ownership interest. Includes 35,000 shares of common stock which may be acquired by exercise of options and 57,143 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(9)	Includes 14,181 shares of common stock held by Mr. Wright and 53,333 shares held by Rosetta Capital Partners LP, an entity of which Mr. Wright is a partner. Does not include 174,000 shares held by Mr. Wright’s spouse, 5,000 shares in her own name and 169,000 shares as trustee for various trusts. Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Mr. Wright owns 10 shares of Series G preferred stock. The number of shares includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.

Security Ownership of Management

The following table presents certain information as of March 15, 2005 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Each Named Executive and certain directors also beneficially own shares of one or more series of non-voting preferred stock of the Company. Information as to such ownership is given in the notes to the table. Except as indicated, the persons named have sole voting and investment power with respect to all shares indicated as being beneficially owned by them. All percentages are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	693,760	(3)	9.2%	10	6.7%

Dean C. Praskach 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	154,627	(4)	2.2%	2	1.3%

Brian K. Blair 2498 Monterey Court Weston, FL 33327	174,570		2.5%	—	—

Anthony L. Bucci 4 Station Square Suite 500 Pittsburgh, PA 15219	33,500		*	—	—

William C. Kavan 117 Brixton Road Garden City, NY 11530	477,546	(5)	6.5%	10	6.7%

James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,572,816		22.5%	—	—

Anthony C. Vickers 1336 Via Romero Palos Verdes Estates, CA 90274	25,000		*	—	—

All directors and executive officers, as a group (7 persons) (6)	3,131,819		38.1%	22	14.7%

*	Less than one percent
(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)

The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2005, and that no other stockholder so converts. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 15, 2006 had been exercised as follows: Mr. Talarico – 260,000 shares; Mr. Praskach – 82,500 shares, Mr. Kavan – 35,000 shares; Messrs. Blair, Bucci and Kelly – 30,000 shares each; Mr. Vickers – 25,000 shares, and all directors and executive officers as a group – 492,500 shares. The number of shares of the Company’s outstanding common stock held directly by directors and executive officers is as follows: Mr. Talarico – 90,903 shares, Mr. Praskach – 3,555 shares, Mr. Blair – 144,570 shares, Mr. Bucci – 3,500 shares, Mr. Kavan – 90,800 shares and Mr. Kelly – 1,542,816 shares. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of Series G preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. The aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of the Series G preferred stock does reflect the cumulation of fractional shares, but excludes any remaining fractional share. Warrants issued in December 2000 in connection with the issuance of the Series G preferred stock may be exercised to purchase common stock at $1.75 per common share, until the expiration of the warrants on December 29, 2005. Shares of Series C Redeemable Preferred Stock, Series D Convertible Redeemable Preferred Stock and Series F Convertible Redeemable Preferred Stock are not convertible into shares of common stock. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities other than options for which information is given above in this footnote.

(3)	Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Mr. Talarico owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Talarico also owns 588, 300 and 16.66 shares, respectively, of Series C, D and F preferred stock, representing 2.4%, 10.9% and 1.7%, respectively of the Series C, D and F preferred stock outstanding.
(4)	Includes 11,429 shares of common stock which may be acquired by exercise of warrants. Mr. Praskach owns 2 shares of Series G preferred stock, representing 1.3% of the Series G preferred stock outstanding. The table includes 57,143 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Praskach also owns 16.67 shares of Series F preferred stock, representing 1.7% of the Series F preferred stock outstanding.
(5)	Includes 8,889 shares held by Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan holds an ownership interest. Includes 57,143 shares of common stock which may be acquired by exercise of warrants. Mr. Kavan owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Kavan also owns 12,000 shares of Series C preferred stock, representing 48.0% of the Series C preferred stock outstanding, and 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding. Churchill owns 41.67 shares of Series F preferred stock, representing 4.2% of the Series F preferred stock outstanding.
(6)	In addition to the shares of common stock and Series G preferred stock shown in the table, all directors and officers as a group own 12,588 shares of Series C preferred stock, representing 50.4% of the Series C preferred stock outstanding, 1,050 shares of Series D preferred stock, representing 38.2% of the Series D preferred stock outstanding, and 75 shares of Series F preferred stock, representing 7.5% of the Series F preferred stock outstanding.

Equity Compensation Plan Information as of December 31, 2004

The Company has four equity compensation plans in place under which options to purchase an aggregate 986,928 shares of the Company’s common stock were outstanding as of December 31, 2004. The Company’s 1996 Stock Plan was approved by the Company’s Board of Directors on October 25, 1996, prior to the initial public offering of the Company’s common stock on November 6, 1996. In 1997, 1998 and 2000, the Company’s Board of Directors and stockholders approved the 1997, 1998 and 2000 Stock Plans, respectively. Each of the plans provides for the issuance of stock options, stock appreciation rights, restricted stock and restricted units to the Company’s officers, employees, non-employee directors, consultants and advisors. Among the Company’s outstanding common shares are 18,501 shares originally issued in 1996 under the 1996 Stock Plan as restricted stock. The restrictions on such shares lapsed in 1999. All other grants to date under the plans have been in the form of stock options. See Note 5 – Stock Based Compensation and Restricted Stock Award in the Notes to Consolidated Financial Statements contained in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the Company’s stock plans, including descriptions of the material features of the plans.

The following table sets forth information, as of December 31, 2004, regarding the Company’s existing compensation plans pursuant to which the Company’s common stock is authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1) (c)
Equity Compensation Plans Approved by Security Holders	791,206	$2.27	178,794

Equity Compensation Plans Not Approved by Security Holders	195,722	$2.66	51,177

Total	986,928	$2.35	230,571

(1)	In December 2004, a total of 11,112 shares under equity compensation plans approved by security holders and 39,444 shares under equity compensation not approved by security holders were reserved for future contingent grants of stock options to certain employees associated with the management of Allin Consulting-Pennsylvania’s operations, if certain financial objectives are realized from Allin Consulting-Pennsylvania’s 2005 operations. The numbers of securities remaining available for future issuance in the table include the shares reserved for contingent grants of stock options.

Pursuant to their employment agreements with the Company, the Company’s principal executive officers hold certain stock appreciation rights related to 348,500 of the Company’s outstanding stock options which are held by them and included in the table above. These rights have not been approved by the Company’s stockholders. See Part III, Item 11 – Executive Compensation – Employment Agreements for information concerning these rights.

Item 13 - Certain Relationships and Related Transactions

Lease

The Company rents office space for its Pittsburgh operations on a month-to-month basis from Executive Office Associates (“EOA”). Henry Posner, Jr., a beneficial holder of greater than five percent of the Company’s common stock, and two of Mr. Posner’s sons and his spouse each own an indirect equity interest in EOA. The present arrangement has been in effect since a five-year lease for the office space expired January 31, 2002. At the conclusion of the lease, management believed the Company’s Pittsburgh-based operations could effectively utilize a smaller space due to staff reductions in 2001. The Company’s landlord agreed to permit the Company to continue to occupy its present space until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to other space within the same building commensurate with its needs, or if such space is not available, space in another building. Aggregate rental payments under the current arrangement were approximately $136,000 for the year ended December 31, 2004. Management believes rental payments under the current arrangement are on terms as favorable to the Company as could have been obtained from an unrelated party and reflect real estate market conditions as of early 2002, when the current arrangement was made. Management believes the new arrangement benefits both parties. The Company has benefited from a rent reduction as compared to rental payments under the long-term lease, while deferring the cost and inconvenience of moving. EOA has deferred the costs associated with buildout of new space for the Company.

Services and Products Provided to Related Parties

During the fiscal year ended December 31, 2004, Allin Network provided technology infrastructure consulting services to The Hawthorne Group, Inc. (“Hawthorne”). Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company’s common stock, is an officer of Hawthorne. Mr. Posner, two of Mr. Posner’s sons, and Thomas D. Wright, a beneficial holder of greater than five percent of the Company’s common stock, are shareholders of Hawthorne. Fees charged Hawthorne for the consulting services were approximately $32,000 for the fiscal year ended December 31, 2004. Allin Network also sold approximately $16,000 of computer hardware and networking equipment to Hawthorne during the fiscal year ended December 31, 2004. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

During the fiscal year ended December 31, 2004, Allin Network provided technology infrastructure consulting services and Allin Consulting-Pennsylvania provided business process consulting services to Business Records Management, Inc. (“BRM”). Mr. Wright is a shareholder of BRM. Fees charged BRM for the consulting services were approximately $13,000 by Allin Network and $2,000 by Allin Consulting-Pennsylvania, respectively, for the fiscal year ended December 31, 2004. Allin Consulting-Pennsylvania also sold approximately $13,000 of computer software to BRM during the fiscal year ended December 31, 2004. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

See Compensation Committee Interlocks and Insider Participation under Item 11 – Executive Compensation - and Note 16 – Related Party Transactions - included in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data for additional information on transactions with related parties.

Item 14 – Principal Accountant Fees and Services

Malin, Bergquist & Company, LLP (“MB & Co.”) has served as independent auditors for the Company since May 29, 2003, when the Audit Committee of the Company’s Board of Directors approved their engagement. Hill, Barth & King LLC (“HBK”) served as the Company’s independent auditors from April 4, 2002 until its dismissal by the Company on May 29, 2003.

Audit Fees

Aggregate audit fees billed by the Company’s independent auditors were $51,500 and $39,950 for the years ended December 31, 2004 and 2003, respectively. During the fiscal year ended December 31, 2004, MB & Co. billed the Company $39,000 for audit services for the 2003 fiscal year, including review of the Company’s annual regulatory filing, and progress billed the Company $12,500 for audit services for the 2004 fiscal year, review services for the first three fiscal quarters of 2004 and review of related regulatory filings. During the fiscal year ended December 31, 2003, MB & Co. progress billed the Company $11,000 for audit services for the 2003 fiscal year, review services for the second and third fiscal quarters of 2003 and review of related regulatory filings. MB & Co.’s proposed aggregate fees for audit services for the 2004 and 2003 fiscal years, including quarterly review services and review of related regulatory filings, are $51,500 and $50,000, respectively. The portion unbilled as of December 31, 2004 is expected to be billed in 2005. During the year ended December 31, 2003, HBK billed the Company $28,950 for audit services related to the 2002 fiscal year, review services for the first fiscal quarter of 2003 and review of related regulatory filings.

Audit-Related Fees

Aggregate audit-related fees billed by the Company’s independent auditors were $9,729 for the year ended December 31, 2003, during which MB & Co. billed the Company $5,000 for audit services for the Company’s defined contribution retirement plan for the 2002 plan year and $4,729 for review of correspondence between the SEC and the Company. During the year ended December 31, 2004, no bills were issued for audit-related services. MB & Co. performed audit services for the Company’s defined contribution retirement plan for the 2003 plan year during 2004. However, MB & Co. did not bill the proposed fees of $5,000 for these services until 2005.

Tax Fees

Aggregate tax fees billed by the Company’s independent auditors were $10,000 and $23,135 for the years ended December 31, 2004 and 2003, respectively. During the fiscal year ended December 31, 2004, MB & Co. billed the Company $10,000 for tax compliance services for the 2003 fiscal year. During the fiscal year ended December 31, 2003, MB & Co. billed the Company $21,475 for tax services including tax compliance for the 2002 fiscal year, amendment of federal income tax returns for prior years and federal and state tax planning. During 2003, HBK billed the Company $1,660 for tax services related to the Company’s successful appeal of a Pennsylvania capital stock tax assessment.

All Other Fees

During the fiscal year ended December 31, 2004, HBK billed the Company $3,000 for review of the Company’s audited financial statements and annual regulatory report for the fiscal year ending December 31, 2003 in conjunction with HBK’s reissuance of its audit opinion related to the 2002 fiscal year. During 2003, HBK also billed the Company $475 for assistance provided to MB & Co. with audit and tax workpaper review following HBK’s dismissal as the Company’s independent accountants.

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

Item 15 – Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements - See Part II, Item 8 hereof on page 52.

		The financial statements include the following:

		Consolidated Balance Sheets as of December 31, 2003 and 2004
		Consolidated Statements of Operations for the fiscal years ended December 31, 2002, 2003 and 2004
		Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2002, 2003 and 2004
		Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2002, 2003 and 2004

	2.	Financial Statement Schedule and Auditor’s Report

		Schedule I - Condensed financial information of registrant

		This schedule is not applicable.

		Schedule II - Valuation and qualifying accounts

		See Schedule II on page Sch. II-A.

The auditors’ report of Malin, Bergquist & Company, LLP with respect to the Financial Statement Schedule information for the years ended December 31, 2003 and 2004 is included with their report on the Company’s financial statements located at page 86. The auditors’ report of Hill, Barth & King LLC with respect to the Financial Statement Schedule information for the year ended December 31, 2002 has been reissued and is located at page Sch. II-B.

3.	Exhibits

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)	Certificate of Amendment of the Certificate of Incorporation changing the Company’s name from Allin Communications Corporation to Allin Corporation

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit (1)
4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.6	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.1*	1996 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

10.4*	1998 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.5	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

10.6*	2000 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8	Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.9*	Amendment to Employment Agreement dated February 13, 2001 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

Exhibit Number	Description of Exhibit (1)
10.11	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.12	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

10.13	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15*	Employment Agreement dated January 10, 2002 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.16	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.18	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.19	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.18 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.20	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.19 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.21*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.20 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003

Exhibit Number	Description of Exhibit (1)
10.22	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.23	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.24	Change in Terms Agreement dated as of May 25, 2004 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.25	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2004)

10.26*	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

10.27*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.28*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004 (incorporated by reference to Exhibit 14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of Allin Corporation

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-K are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2005

ALLIN CORPORATION

By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Richard W. Talarico	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2005
Richard W. Talarico

/s/ Dean C. Praskach	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005
Dean C. Praskach

/s/ Brian K. Blair	Director	March 25, 2005
Brian K. Blair

/s/ Anthony L. Bucci	Director	March 25, 2005
Anthony L. Bucci

/s/ William C. Kavan	Director	March 25, 2005
William C. Kavan

/s/ James S. Kelly	Director	March 25, 2005
James S. Kelly, Jr.

/s/ Anthony C. Vickers	Director	March 25, 2005
Anthony C. Vickers

Schedule II

ALLIN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)	Balance at Beginning of Period	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Period
Valuation allowance on deferred tax asset	8,634	—	—	71	$8,563
Allowance for doubtful accounts receivable	124	8	6	90	48
Severance accrual for employee terminations	10	—	—	10	—

Year ended December 31, 2002	$8,768	$8	$6	$171	$8,611

Valuation allowance on deferred tax asset	8,563	—	—	343	$8,220
Allowance for doubtful accounts receivable	48	—	—	—	48

Year ended December 31, 2003	$8,611	$—	$—	$343	$8,268

Valuation allowance on deferred tax asset	$8,220	—	—	88	$8,132
Allowance for doubtful accounts receivable	48	—	36	4	80

Year ended December 31, 2004	$8,268	$—	$36	$92	$8,212

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

/s/ Hill, Barth & King LLC
Certified Public Accountants

Wexford, Pennsylvania

February 19, 2003

Schedule II-B

Exhibit Index

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)	Certificate of Amendment of the Certificate of Incorporation changing the Company’s name from Allin Communications Corporation to Allin Corporation

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit (1)
4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Second Amended and Restated Promissory Note dated as of June 1, 1999 made by Allin Corporation in favor of Les Kent (incorporated by reference to Exhibit 4.5 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.7	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.1*	1996 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

10.4*	1998 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.5	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

10.6*	2000 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8	Registration Rights Agreement dated December 29, 2000 by and among Allin Corporation and the holders of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.9*	Amendment to Employment Agreement dated February 13, 2001 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

Exhibit Number	Description of Exhibit (1)
10.11	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.12	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

10.13	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15*	Employment Agreement dated January 10, 2002 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.16	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.18	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.19	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.18 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.20	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.19 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.21*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.20 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003

Exhibit Number	Description of Exhibit (1)
10.22	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.23	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.24	Change in Terms Agreement dated as of May 25, 2004 by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.25	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2004)

10.26*	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

10.27*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.28*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004 (incorporated by reference to Exhibit 14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of Allin Corporation

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-K are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.