Form 10-Q
period 2005-03-31
ALLIN CORP
filed 2005-05-13
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

As of May 2, 2005

Common Stock, 6,967,339 Shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “pursue” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	March 31, 2005
	(See Note 1)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,091	$2,356
Accounts receivable, net of allowance for doubtful accounts of $80 and $65	2,953	2,893
Unbilled receivables	20	61
Current portion of note receivable from employee	3	3
Inventory	62	104
Prepaid expenses	184	125
Costs and estimated gross margins in excess of billings	12	97
Deferred income tax asset	138	138

Total current assets	6,463	5,777

Property and equipment, at cost:
Leasehold improvements	460	460
Furniture and equipment	1,128	1,167

	1,588	1,627
Less—accumulated depreciation	(1,447)	(1,470)

	141	157

Other assets:
Non-current portion of note receivable from employee	9	8
Goodwill, net of accumulated amortization of $3,742	996	996
Other intangible assets, net of accumulated amortization of $966 and $1,008	1,142	1,105

Total assets	$8,751	$8,043

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	March 31, 2005
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$750	$814
Note payable	1,000	1,000
Accrued liabilities:
Compensation and payroll taxes	168	204
Current portion of dividends on preferred stock	76	74
Other	299	148
Customer deposits	152	145
Billings in excess of costs and estimated gross margins	369	11
Deferred revenue	148	118

Total current liabilities	2,962	2,514

Non-current portion of dividends on preferred stock	2,397	2,493

Total liabilities	5,359	5,007

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,067	1,071
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	39,466	39,280
Warrants	419	419
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(43,255)	(43,429)

Total shareholders’ equity	3,392	3,036

Total liabilities and shareholders’ equity	$8,751	$8,043

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
Revenue:
Consulting services	$2,173	$2,448
Integration services	903	152
Outsourced services	162	160
Information system product sales	98	248
Other services	20	67

Total revenue	3,356	3,075

Cost of sales:
Consulting services	932	919
Integration services	423	72
Outsourced services	129	124
Information system product sales	61	177
Other services	12	21

Total cost of sales	1,557	1,313

Gross profit:
Consulting services	1,241	1,529
Integration services	480	80
Outsourced services	33	36
Information system product sales	37	71
Other services	8	46

Total gross profit	1,799	1,762

Selling, general & administrative expenses:
Depreciation and amortization	46	65
Gain on disposal of assets	(9)	—
Other selling, general & administrative expenses	1,568	1,863

Total selling, general & administrative expenses	1,605	1,928

Income (loss) from operations	194	(166)

Interest income	(9)	(11)
Interest expense	18	19

Income before provision for income taxes	185	(174)

Provision for income taxes	3	—

Net income (loss)	182	(174)

Dividends and accretion on preferred stock	181	187

Net income (loss) attributable to common shareholders	$1	$(361)

Earnings (loss) per common share - basic and diluted	$0.00	$(0.05)

Weighted average shares outstanding - basic	6,967,339	6,967,339

Weighted average shares outstanding - diluted	6,991,014	6,967,339

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income (loss)	182	(174)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	46	65
Gain from disposal of assets	(9)	—
Changes in certain assets and liabilities:
Accounts receivable	106	60
Unbilled receivables	(165)	(41)
Inventory	(24)	(42)
Prepaid expenses	32	59
Costs and estimated gross margins in excess of billings	1	(85)
Accounts payable	(198)	58
Accrued compensation and payroll taxes	(137)	36
Other accrued liabilities	72	(145)
Customer deposits	(22)	(7)
Billings in excess of costs and estimated gross margins	(22)	(358)
Deferred revenue	(1)	(42)

Net cash flows used for operating activities	(139)	(616)

Cash flows from investing activities:
Proceeds from sale of assets	17	—
Capital expenditures	(43)	(39)
Acquisition of a business	—	8

Net cash flows used for investing activities	(26)	(31)

Cash flows from financing activities:
Repayment of loan to employee	1	1
Payment of dividends on preferred stock	(89)	(89)

Net cash flows used for financing activities	(88)	(88)

Net change in cash and cash equivalents	(253)	(735)
Cash and cash equivalents, beginning of period	4,580	3,091

Cash and cash equivalents, end of period	4,327	2,356

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three-month periods ended March 31, 2004 and 2005 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2003 and 2004, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2004. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 5 – Goodwill and Intangible Assets, 6—Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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

Reclassifications

The Consolidated Statement of Operations for the three months ended March 31, 2004 reflects a reclassification to the statement as previously reported to conform the prior period information to the current presentation of the statement. The reclassification did not impact the Company’s results of operations or earnings per share during this period. On the Consolidated Statement of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $12,000 for the three months ended March 31, 2004. There is no change to aggregate gross profit for this period.

The Consolidated Statement of Cash Flows for the three months ended March 31, 2004 reflects a reclassification to the statement as previously reported to conform the prior period information to the current presentation of the statement. Separate changes are reflected for accrued compensation and payroll taxes, other accrued liabilities and customer deposits. Previously, the changes had been combined and reflected as accrued liabilities. There is no change to the aggregate net cash flows provided by operating activities for the three months ended March 31, 2004. The reclassification did not impact the Company’s results of operations or earnings per share during this period.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements, with revenue recognized as the services are performed. Certain consulting engagements for these practice areas are performed on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 for these engagements. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. The Business Process Practice Area also performs engagements under which a fixed price is charged for support services for a specified time period, typically an annual period. Services are provided as requested by the customers. Revenue is recognized for these engagements on a pro-rata basis over the applicable time period.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Earnings Per Share

Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share (“SFAS No. 128”). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. The Company’s outstanding stock options and warrants and the Company’s Series G convertible redeemable preferred stock are considered potentially dilutive securities under SFAS No. 128 and are included in the calculation of diluted EPS if the effect is dilutive. The Company’s Series F convertible redeemable preferred stock was also a potentially dilutive security prior to the expiration of its convertibility feature in May 2004.

The Company’s convertible preferred stock and outstanding stock options and warrants were not included in the calculation of diluted EPS for the three-month period ended March 31, 2005. Since the Company recognized a net loss attributable to common shareholders in this period, the effect of inclusion would have been anti-dilutive. An additional 4,285,714 shares would have been included in the diluted EPS calculation for this period related to the convertible preferred stock, if the effect was not anti-dilutive. The average market prices of the Company’s common stock exceeded the exercise prices of 75,000 outstanding options during the three-month period ended

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

March 31, 2005. This would have resulted in the inclusion of 15,273 in the calculation of diluted EPS for the three-month period ended March 31, 2005 if the effect had not been anti-dilutive. The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for this period.

The Company’s convertible preferred stock was not included in the calculation of diluted EPS for the three-month period ended March 31, 2004, as the effect was anti-dilutive despite there being net income attributable to common shareholders. An additional 4,794,361 shares would have been included in the diluted EPS calculation for this period related to the convertible preferred stock, if the effect was not anti-dilutive. The average market price of the Company’s common stock during the three-month period ended March 31, 2004 exceeded the exercise price of 60,000 outstanding options. This resulted in the inclusion of 23,675 additional shares in the calculation of diluted EPS for the three-month period ended March 31, 2004. The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for this period.

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of March 31, 2005 and December 31, 2004, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of March 31, 2005, two significant customers comprised 22% and 16%, respectively, of the Company’s accounts receivable. As of December 31, 2004, three significant customers comprised 23%, 14% and 12%, respectively, of the Company’s accounts receivable and two of the customers were affiliates of each other.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Financial Instruments

As of March 31, 2005, the Company’s Consolidated Balance Sheet includes a note payable with a principal balance of $1,000,000 related to the acquisition of Allin Corporation of California (“Allin Consulting-California”). The principal balance of the note payable was recorded at the face value of the instrument. The principal balance and accrued interest were repaid to the note-holders on April 15, 2005, the maturity date of the note.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Stock-Based Compensation

The Company elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net income and earnings (loss) per share would have been as follows:

Three Months ended March 31 (Dollars in thousands, except per share data)	2004	2005
As reported:
Stock-based employee compensation cost, net of tax	$—	$—
Net income (loss)	182	(174)
Net income (loss) attributable to common shareholders	1	(361)
Earnings (loss) per share – basic and diluted	$0.00	$(0.05)

Pro forma
Stock-based employee compensation cost, net of tax	$15	$8
Net income (loss)	167	(182)
Net loss attributable to common shareholders	(14)	(369)
Loss per share – basic and diluted	$(0.00)	$(0.05)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. In April 2005 the deadline for adoption of SFAS No. 123R was revised such that the requirement will become effective for the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 (See Stock-Based Compensation above) will no longer be an alternative to financial statement recognition after adoption of SFAS No. 123R. The Company will be required to adopt SFAS No. 123R beginning January 1, 2006. SFAS No. 123R requires determination of the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive alternatives. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented, with compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the period of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect that adoption of the new standard will have on the Company’s results of operations or financial condition.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were approximately $6,000 during the three-month period ended March 31, 2004. There were no cash payments for income taxes during the three-month period ended March 31, 2005. Cash payments for interest were approximately $19,000 and $20,000 during the three-month periods ended March 31, 2004 and 2005, respectively. Cash payments of dividends were approximately $89,000 during each of the three-month periods ended March 31, 2004 and 2005. Dividends of approximately $164,000 and $169,000 were accrued but unpaid during the three-month periods ended March 31, 2004 and 2005, respectively, on outstanding shares of the Company’s preferred stock.

2. Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 40,000 have been designated as Series A Convertible Redeemable Preferred Stock, 5,000 as Series B Redeemable Preferred Stock, 25,000 as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 2,000 as Series E Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of March 31, 2005, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of its existing series of preferred stock. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series F, Series G, Series D and Series C.

3. Equity Transactions and Changes in Shareholders’ Equity

Options to purchase a total of 984,128 shares of the Company’s common stock granted under the Company’s 1996, 1997, 1998 and 2000 Stock Plans (collectively the “Stock Plans”) were outstanding as of March 31, 2005. During the three months ended March 31, 2005, the Company awarded options to purchase 5,000 shares of the Company’s common stock under the Stock Plans. The grant price was $0.245 per share, which was the closing market price of the Company’s common stock on the grant date. These options to purchase common shares will fully vest on the first anniversary of the grant date. There was no compensation expense recognized in conjunction with the award of the options. During the three months ended March 31, 2005, vested and non-vested options to purchase 1,560 and 640 shares, respectively, were forfeited under the terms of the Stock Plans. Also, during this period, options to purchase 5,600 shares expired.

Information concerning changes to Series G preferred stock and additional paid-in-capital during the three months ended March 31, 2005 is as follows:

(Dollars in thousands)	Series G Preferred Stock	Additional Paid-in-Capital
Balance, December 31, 2004	$1,067	$39,466
Accretion of Series G preferred stock offering costs	4	(4)
Dividends accrued on preferred stock	—	(183)

Balance, March 31, 2005	$1,071	$39,279

There were no changes to the other components of shareholders’ equity during this period other than the increase in accumulated deficit resulting from the net loss realized for the three months ended March 31, 2005.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

4. Line of Credit

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

As of March 31, 2005, maximum borrowing availability under the revolving credit loan was approximately $1,834,000. There was no outstanding balance as of this date. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the three months ended March 31, 2005, the rate of interest on any outstanding borrowings under the revolving credit loan would have ranged from 6.25% to 6.75%. As of March 31, 2005, the interest rate in effect was 6.75%.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was not in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2005. S&T Bank granted a waiver of the compliance requirement for this period. The Company is in compliance with all other covenants as of March 31, 2005.

5. Goodwill and Intangible Assets

The Company follows Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS Nos. 141 and 142 set forth guidance for recording business combinations and required annual testing for potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Under SFAS No. 142, goodwill is not amortized, but separable intangible assets that are deemed to have definite lives are amortized over their useful lives. Goodwill and intangible assets associated with acquisitions prior to 2002 were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations.

As of March 31, 2005, the Company’s Consolidated Balance Sheet includes goodwill associated with the 1996 acquisition of Allin Corporation of California (“Allin Consulting-California”), the 1998 acquisitions of Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and MEGAbase, Inc. and the 2004 acquisition of Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”). Accumulated amortization for goodwill represents amortization expense related to the 1996 and 1998 acquisitions from their respective acquisition dates through December 31, 2001, after which amortization of goodwill was discontinued upon the adoption of SFAS No. 142. Amortized intangible assets include customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems and the 2004 acquisition of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and a non-competition agreement associated with the Jimary Business Systems acquisition. Information concerning these assets is as follows:

As of March 31, 2005 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$2,080	$1,004	$1,076
Non-competition agreement	33	4	29

Total amortized intangible assets	$2,113	$1,008	$1,105

Unamortized intangible assets
Goodwill	4,738	3,742	996

Total intangible assets	$6,851	$4,750	$2,101

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The customer list associated with the acquisition of Allin Consulting-Pennsylvania was amortized during the three-month periods ended March 31, 2004 and 2005 utilizing an estimated useful life extending through 2013. The customer lists associated with the Computer Resources and Jimary Business Systems acquisitions are being amortized over estimated useful lives extending through 2009. The non-competition agreement is being amortized over the term of three years.

The Company performs annual tests for potential impairment of goodwill and intangible assets as of December 31 of each fiscal year. Key risk factors are monitored throughout the fiscal year and testing for potential impairment of goodwill or other intangible assets will be performed on an interim basis if indicators of potential impairment arise.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Goodwill – Changes in Recognized Value and Impairment Losses

The table below reflects the changes in recognized value of goodwill from January 1, 2004 through March 31, 2005, by reportable segment.

Dollars in thousands	Balance January 1, 2004	2004 Acquisition	Balance December 31, 2004
Attributed Segment:
Technology Infrastructure	$215	$—	$215
Collaborative Solutions	494	—	494
Business Process	—	166	166
Outsourced Services	81	—	81
Information System Product Sales	—	40	40

Total	$790	$206	$996

The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units indicating no impairment of goodwill in annual testing performed as of December 31, 2004.

Customer List – Impairment Loss

Industry information utilized for the annual testing as of December 31, 2004 indicated a lowering of long-term growth rates for the technology consulting industry. The factors noted as reasons for the reduction include expectations that future growth will closely correlate with expectations of overall economic conditions, that economic return requirements will continue to be a constraint on future growth prospects and the impact of outsourcing of business to offshore information technology enterprises on domestic information technology service providers. With assumed long-term growth rates lowered, the December 31, 2004 test indicated that undiscounted projected cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania did not exceed the recorded value of the customer list. The Company recorded a loss of approximately $191,000 in the year ended December 31, 2004 to reflect the impairment of this customer list and adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. No impairment was indicated in the tests of the customer lists associated with the 2004 acquisitions of Computer Resources and Jimary Business Systems.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three-month periods ended March 31, 2004 and 2005, and expected through December 31, 2010, follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Three months ended March 31, 2004	$26
Three months ended March 31, 2005	42

Estimated expense to be recognized for the:
Year ended December 31, 2005	169
Year ended December 31, 2006	169
Year ended December 31, 2007	168
Year ended December 31, 2008	158
Year ended December 31, 2009	158
Year ended December 31, 2010	81

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the operations of the Interactive Media Practice Area, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. The Company’s Interactive Media revenue declined significantly during the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 and may continue to decline in future periods if the Company fails to obtain additional projects from existing or new customers.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2004 and March 31, 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets will be realized in future periods. During 2004, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of March 31, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was reduced by $48,000 during the first quarter of 2004 and increased by $97,000 during the first quarter of 2005.

The provision for income taxes is comprised of the following for the three-month periods ended March 31, 2004 and 2005:

Three Months ended March 31 (Dollars in thousands)	2004	2005
Current
Federal	$1	$—
State	2	—

Total current	3	—
Deferred	48	(97)
Valuation Allowance	(48)	97

Total income tax provision	$3	$—

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the (benefit) provision for income taxes reflected in the Statements of Operations is as follows for the three-month periods ended March 31, 2004 and 2005:

Three Months ended March 31 (Dollars in thousands)	2004	2005
Estimated provision for income taxes at federal statutory rate	$63	$(59)

Non-deductible intangible asset	9	7
State income tax benefit, net of federal effect	(12)	(38)
Change in valuation allowance	(48)	97
Change in estimates and other	(9)	(7)

Provision for income taxes	$3	$—

The components of the deferred tax assets, as of December 31, 2004 and March 31, 2005, are as follows:

Deferred Tax Assets (Dollars in thousands)	December 31, 2004	March 31, 2005
Deferred tax assets:
Net operating loss carryforward	$7,732	$7,848
Intangible asset differences	491	477
Miscellaneous	47	42

	8,270	8,367
Valuation allowance	(8,132)	(8,229)

Net deferred tax assets	$138	$138

As of March 31, 2005, the Company estimates its potentially realizable net operating loss carryforwards are approximately $20,225,000 and $19,191,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,877,000 and $971,000, respectively, as of March 31, 2005, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2005 through 2025. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

Cash payments for income taxes were $6,000 during the three-month period ended March 31, 2004. There were no cash payments for income taxes during the three-month period ended March 31, 2005.

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

During the second quarter of 2004 certain terminology regarding the Company’s operations was changed as a result of management’s ongoing review of the Company’s business and direction. The Company now utilizes the term practice area to denote its core operating functions, whereas the term solution area had been previously used. Also, the practice area formerly known as E-Business was renamed Collaborative Solutions. Management believes Collaborative Solutions better reflects the broad scope of the practice area, including portals and information workflow solutions, business intelligence solutions and applications development and deployment. Revenue and gross profit for the three-month period ended March 31, 2004 reported for Collaborative Solutions was previously reported as E-Business Consulting in the Company’s Report on Form 10-Q for the period ended March 31, 2004.

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media Consulting, Interactive Media Systems Integration, Outsourced Services, Information System Product Sales and Other Services. Business Process was initially reported as a separate segment in the Company’s Report on Form 10-K for the fiscal year ended December 31, 2004. The level of Business Process consulting services provided by the Company increased significantly following the November 2004 acquisitions of Computer Resources and Jimary Business Systems. The Company’s management expects that the level of Business Process services to be realized during 2005 will increase as compared to revenue realized during 2004 due to inclusion of the acquired operations in the Company’s results for the entire year of 2005. Management consequently determined that Business Process should be reported as a separate segment. Revenue and gross profit for the three-month period ended March 31, 2004 for the Business Profit segment were previously reported as part of the Collaborative Solutions segment. These amounts have been reclassified to conform to the current reporting format.

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

Segment revenue for the three-month period ended March 31, 2004 reflects a reclassification on the Consolidated Statement of Operations. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services during this period is now reflected as Other Services revenue. Previously, amounts billed were netted against the costs. The reclassification has no impact on previously reported information on gross profit.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands)	Revenue from External Customers
Three Months ended March 31	2004	2005
Technology Infrastructure	$874	$643
Collaborative Solutions	758	1,026
Business Process	52	318
Interactive Media Consulting	489	461
Interactive Media Systems Integration	903	152
Outsourced Services	162	160
Information System Product Sales	98	248
Other Services	20	67

Consolidated Revenue from External Customers	$3,356	$3,075

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for and product sales to related entities is as follows:

(Dollars in thousands)	Revenue from Related Entities
Three Months ended March 31	2004	2005
Services for Other Segments	$7	$13

Total Revenue from Related Entities	$7	$13

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

(Dollars in thousands)	Gross Profit
Three Months ended March 31	2004	2005
Technology Infrastructure	$492	$354
Collaborative Solutions	396	558
Business Process	29	198
Interactive Media Consulting	324	419
Interactive Media Systems Integration	480	80
Outsourced Services	33	36
Information System Product Sales	37	71
Other Services	8	46

Consolidated Gross Profit	$1,799	$1,762

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
As of	December 31, 2004	March 31, 2005
Technology Infrastructure	$1,601	$1,412
Collaborative Solutions	1,689	2,068
Business Process	701	841
Interactive Media Consulting	501	345
Interactive Media Systems Integration	739	514
Outsourced Services	417	423
Information System Product Sales	342	321
Other Services	64	31
Corporate & Other	2,697	2,088

Consolidated Total Assets	$8,751	$8,043

Information about Major Customers

A significant portion of the Company’s revenue for the three-month periods ended March 31, 2004 and 2005 was derived from a small number of customers. Furthermore, the major customers listed below utilizing the Interactive Media Practice Area are concentrated in the cruise industry. A loss of any of these major customers or a significant decline in the level of services provided to any of the customers could significantly negatively impact the Company’s future results of operations and financial condition.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended March 31, 2004
718	21%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services

661	20%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services

Three Months Ended March 31, 2005
572	18%	Interactive Media Consulting, Interactive Media Systems Integration, Information System Product Sales, Other Services

448	14%	Technology Infrastructure, Collaborative Solutions

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Interactive Media Systems Integration and Information System Product Sales segments. Over 2004 and the first quarter of 2005, these materials purchases were highly concentrated with two major suppliers.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level. The Company’s management does not expect that the exclusivity threshold for the first two years of the term will be reached and consequently, the Company expects to lose its exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market after June 30, 2005. Such loss of exclusivity may negatively impact Interactive Media’s competitive position and consequently, may negatively impact the Company’s results of operations or financial condition in future periods. During the three-month periods ended March 31, 2004 and 2005, respectively, 76% and 65% of materials purchases were from the this major supplier.

The increase in the level of Business Process services provided by the Company in 2004 and the first quarter of 2005 also resulted in a significant increase in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of the financial software products are concentrated with one significant supplier. During the three-month periods ended March 31, 2004 and 2005, respectively, 19% and 9% of materials purchases were from this major supplier.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three-month periods ended March 31, 2004 and 2005. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements - in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

Certain terminology regarding the Company’s operations was changed during the second quarter of 2004 and consequently differs from that used in the Company’s Report on Form 10-Q for the period ended March 31, 2004. The Company now utilizes the term practice area to denote its core operating functions, whereas the term solution area was previously used. Also, the practice area formerly known as E-Business was renamed Collaborative Solutions. Management believes Collaborative Solutions better reflects the broad scope of the practice area, including portals and information workflow solutions, business intelligence solutions and applications development and deployment.

The Company commenced the operations of its Business Process Practice Area in December 2003. However, the Company did not report revenue and gross profit for Business Process as a separate segment prior to its Report on Form 10-K for the fiscal year ended December 31, 2004. The Company’s management believed that as a result of the acquisition of two businesses in late 2004, Business Process operations had increased in significance to the Company and thereafter merited reporting as a separate segment. In the Company’s Report on Form 10-Q for the period ended March 31, 2004, Business Process operations were included as part of the Collaborative Solutions segment. Information regarding this period for the Collaborative Solutions Practice Area has been reclassified to conform to the current presentation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “pursue” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, committed backlog, practice area and customer concentration, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, supplier agreement exclusivity, geopolitical considerations, liquidity and credit risk, dependence on key personnel, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

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

A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California and Pittsburgh offices. Technology Infrastructure revenue represented 29% and 21% of the Company’s consolidated revenue during 2004 and the first quarter of 2005, respectively.

•	The Collaborative Solutions Practice Area provides portals and information workflow solutions, business intelligence solutions, customized application development based on the Microsoft .NET framework and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Collaborative Solutions’ customized application development addresses needs for automated processes and streamlined workflows. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California and Pittsburgh offices. Collaborative Solutions revenue represented 21% and 33% of the Company’s consolidated revenue during 2004 and the first quarter of 2005, respectively.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Business Solutions software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh office. Business Process revenue represented 3% and 10% of the Company’s consolidated revenue during 2004 and the first quarter of 2005, respectively.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design, configuration and integration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible and support highly-functional applications and high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Thirty-two shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. During 2004 and the first quarter of 2005, Carnival was a significant customer of the Company, accounting for 20% and 18%, respectively, of consolidated revenue, while its affiliate Costa accounted for an additional 7% and 1% of consolidated revenue during these periods. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 35% and 20% of the Company’s consolidated revenue during 2004 and the first quarter of 2005, respectively.

The following provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended March 31, 2004 and 2005, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended March 31,		% Increase (Decrease)
	2004	2005	2005
Statement of Operations Data:
Revenue	$3,356	$3,075	(8)%
Gross profit	1,799	1,762	(2)%
Selling, general & administrative expenses	1,605	1,928	20%
Net income (loss)	182	(174)	(196)%

Comparing the three months ended March 31, 2005 with the three months ended March 31, 2004, the Company experienced period-to-period declines in revenue of $281,000 and gross profit of $37,000. Significant period-to-period declines in revenue and gross profit resulted from the operations of the Interactive Media and Technology Infrastructure Practice Areas. Revenue for Interactive Media and Technology Infrastructure declined by $779,000 and $231,000, respectively, comparing the first quarter of 2005 with the first quarter of 2004. Interactive Media and Technology Infrastructure gross profit declined by $305,000 and $138,000, respectively, when comparing these periods. The declines were substantially offset by period-to-period improvement in the revenue and gross profit realized by the Collaborative Solutions and Business Process Practice Areas. Revenue for Collaborative Solutions and Business Process increased by $268,000 and $266,000, respectively, comparing the first quarter of 2005 with the first quarter of 2004, with corresponding respective period-to-period increases in gross profit of $162,000 and $169,000 for these practice areas. Revenue for consulting services provided by the four practice areas increased by $275,000, when comparing the first quarters of 2004 and 2005, as the majority of the decline in revenue for the Interactive Media Practice Area resulted from systems integration, rather than consulting services.

The majority of the Interactive Media Practice Area’s revenue and gross profit in recent years has been derived from consulting and systems integration services for a small number of customers concentrated in the cruise industry. Interactive Media’s operations during this period have typically included large projects for interactive television system installations on newly-built cruise ships. During the first quarter of 2004, Interactive Media performed the majority of project activity related to two interactive system installation projects. However, as a result of fewer new-build commitments among the Company’s existing customers in 2005 than in 2004 and project scheduling, there were no comparable projects during the first quarter of 2005. Only one significant interactive television system installation is among the projects included in the backlog as of March 31, 2005, the installation of a system on the Carnival Liberty, under an August 2004 amendment to a prior agreement with Carnival. The majority of activity for the Carnival Liberty project is expected to occur during the second quarter of 2005. Committed backlog for Interactive Media consulting and systems integration services was $1,485,000 as of March 31, 2005, all of which is expected to be realized over the remainder of 2005, as compared to $1,951,000 as of December 31, 2004. In addition to newly-built ships, management also focuses its sales efforts on interactive television systems for ships currently in service through ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment. The Interactive Media Practice Area’s operations in 2005 will be significantly impacted by the Company’s ability to market interactive television systems for ships currently in service, add new cruise industry customers or develop alternate markets for consulting and systems integration services based on interactive media.

Management believes the period from the fourth quarter of 2003 through 2004 reflected unusually high demand for the Technology Infrastructure Practice Area due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management attributes the decline in Technology Infrastructure revenue and gross profit comparing the first quarters of 2004 and 2005 primarily to a return of demand to more normal levels in 2005. Comparable period-to-period increases in Collaborative Solutions revenue and gross profit offset the declines for Technology Infrastructure. Management believes the unusually high demand for Technology Infrastructure services in 2004 caused a substitution effect whereby applications development and business intelligence projects were deferred by customers while infrastructure-related projects were given a higher priority. Management believes that the deferred projects have resulted in increased demand for Collaborative Solutions services in 2005 that has offset the decline in demand for Technology Infrastructure services. The significant increases in Business Process revenue and gross profit when comparing the first quarters of 2004 and 2005 resulted primarily from the acquisition of two businesses in November 2004 that specialized in services based on Microsoft Business Solutions technology. There can be no assurance that the Collaborative Solutions or Business Process Practice Areas will realize future revenue equal to or greater than current levels. The Company’s committed backlog for Technology Infrastructure, Collaborative Solutions and Business Process consulting was $2,019,000 as of March 31, 2005, as compared to approximately $1,445,000 as of December 31, 2004. All of the March 31, 2005 backlog is expected to be realized over the remainder of 2005.

The increase in selling, general & administrative expenses for the first quarter of 2005 as compared to the first quarter of 2004 was $323,000. The most significant contributing factor was an increase in the Company’s workforce, primarily for consultants for the Microsoft-focused practice areas. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. The increase in selling, general & administrative expenses was the most significant factor in the period-to-period decline of $356,000 in the Company’s profitability.

The Company’s cash balance decreased from $3,091,000 as of December 31, 2004 to $2,356,000 as of March 31, 2005, a decline of $735,000. The most significant factors in the decline were net cash flows used by operating activities of $616,000, primarily as a result of changes in working capital and net cash flows used for financing activities, primarily for payment of $89,000 in dividends on preferred stock. The Company’s cash balance was diminished further during April 2005 due to repayment of a note with a principal balance of $1,000,000 and $79,000 of accrued interest. The Company’s cash balance may continue to decline over the remainder of 2005 due to the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock and other factors. On the Consolidated Balance Sheet as of March 31, 2005, the current portion of accrued dividends on preferred stock of $74,000 represents accrued dividends scheduled for payment within one year of March 31, 2005 while the non-current portion of accrued dividends on preferred stock of $2,493,000 represents $2,452,000 of accrued dividends on the Company’s Series C Redeemable Preferred Stock scheduled for payment within ten days of June 30, 2006 and $41,000 of accrued dividends on Series F Redeemable Preferred Stock which is not required to be paid prior to redemption, if any. The Company’s material obligations may result in significant cash payments in future periods beyond 2005. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of March 31, 2005, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. Since 1998, the Company has utilized the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions and Information Worker Solutions competencies, while Allin Consulting-Pennsylvania has also been designated with the Security Solutions,

Microsoft Business Solutions and Networking Solutions competencies. The Company’s technical expertise and quality of services have been recognized by Microsoft in two 2005 awards. Allin Consulting-California received the Q2 2005 Western Region Partner Competencies and Best Practices Award in recognition of exceptional expertise or competency by a partner. Allin Consulting-Pennsylvania received the Microsoft Q1 2005 Greater Pennsylvania District Area Award in recognition of its outstanding achievement as a Microsoft Partner. The Company has also been recognized by Microsoft for demonstrated capabilities in developing and deploying project management solutions, and has assisted Microsoft in building awareness of the capabilities of new products and encouraging associated implementation and applications development. The Company intends to continue its specialization in Microsoft-based technology. Management believes that the Company’s Microsoft gold-certified partner status and technical competency designations and past and current participation on Microsoft advisory councils and product implementation teams provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings, which serves as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, business intelligence- and business process-based products since Microsoft has historically relied extensively on third party partners to provide custom development and integration services to businesses implementing their technology.

The Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas target businesses across a broad spectrum of industries, ranging from relatively small organizations to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes smaller to mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Management believes the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and on the basis of performance in meeting customer needs.

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

In addition to the practice areas described above, the Company’s operations include three other segments, Outsourced Services, Information System Product Sales and Other Services. Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects. Information System Product Sales reflects the Company’s sales of computer software, interactive television equipment and other technology products. The Company actively promotes the sale of Microsoft Business Solutions software and associated products in association with the services of the Business Process Practice Area. The capability to provide other information system products is maintained primarily as a means to ensure customer convenience and satisfaction with the technology solutions recommended and implemented by the practice areas. Product sale and service-based revenue are accounted for separately, with any revenue from product sales included with the Information System Product Sales segment. The Other Services segment reflects amounts billed for out-of-pocket cost, the Company’s occasional performance of website hosting and archival services and revenue from referral commissions or placement fees. These three segments collectively accounted for 15% or less of the Company’s revenue during the three-month periods ended March 31, 2004 and 2005.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Report on Form 10-K for the year ended December 31, 2004 and in notes 1, 5, 6 and 7 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following.

Revenue Recognition. Interactive Media consulting and systems integration projects are frequently part of related arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Interactive Media’s arrangements frequently involve significant software modification including the installation of customized software applications previously developed for the customer. Revenue associated with Interactive Media operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was approximately 33% and 17% of the Company’s total revenue for the three-month periods ended March 31, 2004 and 2005, respectively.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Interactive Media consulting projects of this type are reviewed monthly, including consideration of any factors related to current or expected future progress on the projects and the Company’s past performance of similar projects. Any resulting changes to expected project labor are factored into the determination of cumulative percentage of completion used to determine current revenue recognition. Interactive Media arrangements frequently include PCS for a three-month period following the installation of interactive television systems. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to expected total project labor and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

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

The Company’s practice areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was approximately 7% and 1% of the Company’s total revenue for the three-month periods ended March 31, 2004 and 2005, respectively.

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

Goodwill and Intangible Assets. The Company’s intangible assets include goodwill associated with the acquisitions of Allin Consulting-California in 1996, Allin Consulting-Pennsylvania and MEGAbase, Inc. (merged into Allin-Consulting-California) in 1998 and Accounting Technology Professionals L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) in 2004, customer lists associated with the acquisitions of Allin Consulting-Pennsylvania and Jimary Business Systems and the 2004 acquisition of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and a non-competition agreement associated with the Jimary Business Systems acquisition. As of March 31, 2005, recognized balances for the customer lists, non-competition agreement and goodwill were approximately $1,076,000, $29,000 and $996,000, respectively.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists and non-competition agreement, are amortized over their useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. The Company performs annual testing as of December 31 of each fiscal year. Key risk factors are monitored on an ongoing basis and interim testing for potential impairment of goodwill or intangible assets will be performed if indicators of potential impairment arise.

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts receivable, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities and deferred revenue. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Outsourced Services and Information System Product Sales, further broken down geographically between Northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors regarding goodwill are the industry valuation multiple and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual test performed as of December 31, 2004, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which Allin Consulting-Pennsylvania reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors regarding the customer lists are forecast growth rates for the technology consulting industry and revenue derived from customers on the acquired lists. Significant declines in these factors could indicate potential impairment of the customer lists. Testing of the non-competition agreement utilizes a similar cash flow-based method. Industry information utilized for the annual testing as of December 31, 2004 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous information. The forecast reduction in longer-term growth rates resulted from expectations that future growth will more closely correlate with overall economic conditions, will be more dependent on economic return requirements than in the past, and from the growing outsourcing of business to offshore technology enterprises. The Company recorded a loss of $191,000 as of December 31, 2004 to reflect the impairment of the customer list associated with the 1998 acquisition of Allin Consulting-Pennsylvania and to adjust the recognized value of the list to the then estimated level of discounted cash flows attributed to the list. No impairment was indicated for the other customer lists or the non-competition agreement.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media Practice Area. In recent periods, Interactive Media revenue has primarily resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. Interactive Media revenue experienced a significant period-to-period decline comparing the first quarters of 2004 and 2005 due to a decline in the number of large projects undertaken and could continue to decline over the remainder of 2005 if the Company fails to obtain additional projects from existing or new customers. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising primarily from net operating loss carryforwards include projections for Interactive Media’s future operations based solely on projects included in committed backlog or considered highly likely to be undertaken.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2004 and March 31, 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets will be realized in future periods. During 2004, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of March 31, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

Reclassifications. The Consolidated Statement of Operations for the three months ended March 31, 2004 reflects a reclassification to the statement as previously reported to conform the prior period information to the current presentation of the statement. The reclassification did not impact the Company’s results of operations or earnings per share during this period. On the Consolidated Statement of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $12,000 for the three months ended March 31, 2004. There is no change to aggregate gross profit for this period.

Certain Related Party Transactions

During the three-month periods ended March 31, 2004 and 2005, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was $34,000 during each of the three-month periods ended March 31, 2004 and 2005. This represented 2% of selling, general and administrative expenses during each of these periods. The Company has rented its Pittsburgh office space on a month-to-month basis since the expiration of a five-year lease on January 31, 2002. The Company’s landlord agreed to this arrangement until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to other space within the same building commensurate with its needs or, if such space is not available, space in another building. Management believes the current arrangement benefits both parties as the Company benefited from an expense reduction as compared to its previous lease rental costs and has deferred the cost and inconvenience of moving while the landlord has deferred the costs associated with buildout of new space for the Company.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended March 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$874	$643	(26)%
Collaborative Solutions	758	1,026	35%
Business Process	52	318	512%
Interactive Media Consulting	489	461	(6)%
Interactive Media Systems Integration	903	152	(83)%
Outsourced Services	162	160	(1)%
Information System Product Sales	98	248	153%
Other Services	20	67	235%

Consolidated Revenue	$3,356	$3,075	(8)%

Management attributes the decline of $231,000 in Technology Infrastructure revenue comparing the first quarters of 2004 and 2005 primarily to an easing of demand following a peak period. Management believes the period from the fourth quarter of 2003 through 2004 reflected unusually high demand for the Technology Infrastructure Practice Area due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management believes the level of Technology Infrastructure revenue realized in the first quarter of 2005 represents a more normal level of demand than was experienced in the first quarter of 2004. Management believes that certain trends in technology remain favorable to long-term growth for Technology Infrastructure. Among these trends are heightened network security concerns due to threats from virus attacks and spyware, lost productivity from the intrusion of spam messages and increasing decentralization of information systems due to increasing service-oriented architecture (“SOA”) proliferation. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

A period-to-period increase of $268,000 in revenue for the Collaborative Solutions Practice Area was realized in the first quarter of 2005 as compared to the first quarter of 2004. Collaborative Solutions projects are less frequently associated with expenditures for upgrading computer hardware, software and networking equipment than Technology Infrastructure projects. Management believes this generally results in a lower variation in demand over business cycles for Collaborative Solutions, but also results in a substitution effect whereby application development and business intelligence services receive lower priority during periods of peak infrastructure-related demand. Management believes this was the case during 2004 and that the results of the first quarter of 2005 reflect an improving priority for Collaborative Solutions services following the end of a peak period of demand for Technology Infrastructure services. Management believes certain trends in technology are also favorable to long-term growth for Collaborative Solutions, including expected continuing growth of Internet-based commerce, increasing demand for customized applications meeting specific business needs, and applications supporting SOA proliferation and other emerging technologies such as voice over internet protocol. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

In December 2003, the Company commenced the operations of its Business Process Practice Area, which specializes in services based on Microsoft Business Solutions software. The Business Process Practice Area built on this initial base of operations throughout 2004 through increased marketing efforts and expansion of dedicated staff. In November 2004, the Company acquired two complementary businesses with a Microsoft Business Solutions focus, substantially increasing the breadth of technical expertise and marketing capabilities of the Business Process operations. Management primarily attributes the substantial period-to-period increase in Business Process revenue of $266,000 comparing the three months ended March 31, 2005 with the three months ended March 31, 2004 to the November 2004 acquisitions of Computer Resources and Jimary Business Systems. Approximately 75% of the period-to-period increase in revenue was derived from customers of the acquired businesses. The increase in Business Process revenue resulting from the acquired businesses also represents a majority of the Company’s overall increase in consulting revenue. No assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period. There can also be no assurance that the Company will achieve successful long-term integration of the recently acquired businesses with the pre-existing Business Process operations.

The majority of Interactive Media revenue in the first quarters of both 2004 and 2005 was realized from related consulting and systems integration arrangements that included services for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships, computer hardware and equipment, software, and post-contract support. During the first quarter of 2004, the Interactive Media Practice Area performed the majority of project activity related to two interactive television system implementation projects. There were no projects with periods of peak activity that occurred during the first quarter of 2005, significantly negatively impacting Interactive Media systems integration revenue. However, the latter phases of several projects were completed during the first quarter of 2005, and the remaining consulting revenue under two fixed price arrangements was recognized upon the customer’s acceptance of the projects following their decision to not utilize certain alternate system components. The level of cruise industry new-build commitments is expected to remain low during 2005. The Company currently has only one major interactive television system implementation project committed for 2005 for the Carnival Liberty under an August 2004 amendment to a prior agreement with Carnival. There can be no assurance that the Company will receive orders for additional systems or that any orders received will result in improvement to the Company’s financial condition or results of operations. Management is actively marketing interactive television systems for ships currently in service, is seeking to engage additional cruise industry customers and is pursuing opportunities in other markets for services based on interactive media technology. The level of Interactive Media revenue realized in 2005 will be significantly impacted by the Company’s success with these initiatives. Interactive Media revenue for 2005 will likely decline significantly from levels realized in 2004 and prior years if the Company is unsuccessful in obtaining new projects.

Management believes the period-to-period stability in Outsourced Services revenue reflects the long-term nature of the existing engagements. There was no significant change in the level of services performed from the first quarter of 2004 to the first quarter of 2005. The $150,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing the first quarters of 2004 and 2005, was primarily attributable an increase in sales of Microsoft Business Solutions products in association with Business Process consulting services resulting from the Company’s November 2004 business acquisitions. Revenue for the Other Services segment represented no more than 2% of consolidated revenue in the first quarter of either 2004 or 2005. The period-to-period increase in revenue related primarily to referral commissions.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended March 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$382	$289	(24)%
Collaborative Solutions	362	468	29%
Business Process	23	120	422%
Interactive Media Consulting	165	42	(75)%
Interactive Media Systems Integration	423	72	(83)%
Outsourced Services	129	124	(4)%
Information System Product Sales	61	177	190%
Other Services	12	21	75%

Consolidated Cost of Sales	$1,557	$1,313	(16)%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area corresponds with the change in revenue, comparing the first quarter of 2005 to the first quarter of 2004, and results from the decrease in the level of services provided. In percentage terms, the decrease in cost of sales was slightly less than the decrease in revenue, indicating an increase in the average hourly cost of consultant labor for Technology Infrastructure in relation to average hourly fees. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area is consistent with the change in revenue, but smaller in percentage terms, indicating overall improvement in the fee to cost relationship for consultants. The significant period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services following the Computer Resources and Jimary Business Systems acquisitions. The increase in cost of sales for Business Process is consistent with the change in revenue, but also smaller in percentage terms, indicating overall improvement in the fee to consultant cost relationship following the acquisitions.

The decrease in Interactive Media consulting cost of sales, comparing the three months ended March 31, 2005 with the three months ended March 31, 2004, is much larger than the corresponding period-to-period decrease in revenue. This is attributable to customer acceptance of two fixed price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision to not utilize certain alternate system components resulted in project completion at a reduced labor budget. The period-to-period decrease in Interactive Media systems integration cost of sales is primarily attributable to the corresponding decrease in revenue which resulted because there were no projects with periods of peak activity occurring during the first quarter of 2005.

The period-to-period decrease in cost of sales for the Outsourced Services segment, comparing the first quarters of 2004 and 2005, was larger in percentage terms than the corresponding period-to-period decrease in revenue, indicating overall improvement in the fee to cost relationship for Outsourced Services technical resources. The significant increase in cost of sales for the Information System Product Sales segment, comparing the first quarters of 2004 and 2005, resulted from significant growth in sales of Microsoft Business Solutions software and related products following the Company’s November 2004 acquisitions of two businesses specializing in this area of technology. The period-to-period increase in Other Services cost of sales relates to an increase in the amount of out-of-pocket expenses billed to customers.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended March 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$492	$354	(28)%
Collaborative Solutions	396	558	41%
Business Process	29	198	583%
Interactive Media Consulting	324	419	29%
Interactive Media Systems Integration	480	80	(83)%
Outsourced Services	33	36	9%
Information System Product Sales	37	71	92%
Other Services	8	46	475%

Consolidated Gross Profit	$1,799	$1,762	(2)%

The period-to-period decrease in gross profit for the Technology Infrastructure Practice Area, comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, reflected an easing of demand following a peak demand period from late 2003 through 2004. The decrease exceeded the related decrease in Technology Infrastructure revenue in percentage terms, indicating an increase in the average hourly cost of labor relative to hourly fees. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $162,000. As discussed above, management believes the change reflects an improving priority for Collaborative Solutions services following the end of a peak period of demand for Technology Infrastructure services and improvement in the relationship between average hourly fees and the average hourly cost of labor for the Company’s Collaborative Solutions consultants. There can be no assurance, however, that this trend will continue in future periods. The substantial growth in gross profit for the Business Process Practice Area, comparing the first quarter of 2005 to the first quarter of 2004, resulted from the acquisitions of Computer Resources and Jimary Business Systems late in 2004 and increased marketing efforts and expansion of dedicated staff throughout 2004. The period-to-period improvement in gross profit for Collaborative Solutions and Business Process of $331,000 more than offset of the period-to-period decline in gross profit of $138,000 for the Technology Infrastructure Practice Area.

Gross profit from Interactive Media consulting services increased by 29%, comparing the first quarters of 2004 and 2005, despite a 6% period-to-period reduction in consulting revenue. As discussed above, customer acceptance of two fixed price projects during the first quarter of 2005 resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The period-to-period decrease in systems integration gross profit of 83% for the Interactive Media Practice Area was consistent with the decline in revenue and was primarily attributable to a lack of major project activity due to a decline in new-build ship commitments in 2005 among Interactive Media’s customers.

The period-to-period increase in gross profit for the Outsourced Services segment reflects improvement in the fee to cost relationship for Outsourced Services technical resources. The significant increase in gross profit for the Information System Product Sales segment resulted from significant period-to-period growth in sales of Microsoft Business Solutions software and related products following the November 2004 acquisitions of two businesses specializing in this area of technology. In percentage terms, Information System Product Sales gross profit increased at a lower rate than revenue. Management attributes this to sales relating to Microsoft Business Solutions technology involving a larger proportion of activity in the first quarter of 2005. These sales involve only new product whereas the Company’s sales of interactive television system equipment components involves the sale of both new and salvaged products, which have low associated costs. The period-to-period increase in Other Services gross profit related primarily to referral commissions.

Selling, General & Administrative Expenses

The Company recorded $1,928,000 in selling, general & administrative expenses during the three months ended March 31, 2005, including $65,000 for depreciation and amortization and $1,863,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,605,000 during the three months ended March 31, 2004, including $46,000 for depreciation and amortization and $1,568,000 for other selling, general & administrative expenses, net of a $9,000 gain on disposal of assets. The increase in aggregate selling, general & administrative expenses was $323,000, or 20%.

The period-to-period increase in other selling, general & administrative expenses was $295,000, or 19%. The most significant factor in the increase are labor-related and include a period-to-period increase in the Company’s workforce, primarily for consultants for the Microsoft-focused practice areas and sales and marketing personnel, and a period-to-period decrease in average utilization rates for the technical staff. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. The increase in the size of the Company’s technical workforce was concentrated in the Technology Infrastructure and Collaborative Solutions Practice Areas, which experienced periods of increasing demand over 2004 and the first quarter of 2005, respectively, and in the Business Process Practice Area as a result of demand growth and acquisitions. Average utilization rates dropped when comparing the first quarters of 2004 and 2005, primarily due to a significant 2005 decline in the activity level for interactive television implementation projects for the Interactive Media Practice Area, which resulted in a significant increase in non-billable time for Interactive Media consultants. There were no significant period-to-period increases among the non-compensation-related components of other selling, general and administration expenses.

Depreciation and amortization were $65,000 for the first quarter of 2005, as compared to $46,000 for the first quarter of 2004. The decrease of $19,000, or 41%, is primarily due to the 2005 period including amortization expense related to the customer lists and non-competition agreement recorded in association with the November 2004 acquisitions of Jimary Business Systems and Computer Resources.

Net Income (Loss)

The Company recorded a net loss of $174,000 for the three months ended March 31, 2005, as compared to net income of $182,000 for the three months ended March 31, 2004. The $356,000 decline in profitability is attributable to the $37,000 decline in gross profit from operations and the $323,000 increase in selling, general & administrative expenses resulting from the factors discussed above.

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

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and liquid cash equivalents of $2,356,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2004 was a decrease of $735,000. The Company recognized a net loss for the three months ended March 31, 2005 of $174,000. The Company recorded net non-cash expenses of $65,000 for depreciation of property and equipment and amortization of intangible assets, resulting in net cash used of $109,000 related to the income statement. Changes in working capital resulted in a net cash use of $507,000. Major working capital adjustments resulting in cash used included decreases in billings in excess of costs and estimated gross margins and other accrued liabilities of $358,000 and $145,000, respectively. The net result of the income statement activity and working capital adjustments was net cash used of $616,000 related to operating activities. Investing activities resulted in a net cash use of $31,000 for the three months ended March 31, 2005, primarily for capital expenditures for computer hardware for the Company’s increased workforce and periodic upgrading of technology and for improvements to the Company’s communications systems. Financing activities resulted in a net cash use of $88,000 for the three months ended March 31, 2005, primarily for preferred stock dividends.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the six succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2005. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2005, maximum borrowing availability under the S&T Loan Agreement was approximately $1,834,000. There was no outstanding balance under the S&T Loan Agreement as of March 31, 2005 and there have been no borrowings subsequent to that date.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During 2005, the interest rate under the S&T Loan Agreement has ranged from a low of 6.25% to a high of 6.75%, which was in effect as of March 31, 2005. Subsequently in May 2005, the interest rate under the S&T Loan Agreement increased to 7.00%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during 2004 or the first quarter of 2005 as the Company had no borrowings outstanding during this period. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. S&T Bank granted the Company a waiver of compliance with the cash flow covenant for the fiscal quarter ended March 31, 2005, which the Company would not have otherwise met. The Company was in compliance with all other covenants as of March 31, 2005 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of March 31, 2005, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until the scheduled payment date of June 30, 2006 Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through June 30, 2005. Accrued but unpaid dividends on the Series C preferred stock were approximately $2,452,000 as of March 31, 2005 and approximately $2,499,000 as of May 13, 2005. Payment of accrued dividends on Series C preferred stock on June 30, 2006 or thereafter is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company will monitor business conditions and evaluate liquidity considerations during the period prior to June 30, 2006 to determine the advisability of meeting the scheduled payment. If the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement prior to the scheduled payment. Accrued dividends on Series C preferred stock are expected to be $2,967,000 as of June 30, 2006. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.

As of March 31, 2005, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2005 and approximately $6,000 as of May 13, 2005.

As of March 31, 2005, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2005 and approximately $49,000 as of May 13, 2005.

As of March 31, 2005, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of March 31, 2005 and approximately $14,000 as of May 13, 2005. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

The Company expects to continue to accrue dividends for the Series C, D, F and G preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F and G preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock, aggregate scheduled dividend payments related to the Series D, F, and G preferred stock are approximately $266,000 for the remainder of 2005. If the Company has legally available funds, the Company determines that business conditions and liquidity considerations would make payment advisable and the current prohibition under the Company’s credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, $2,967,000 of dividends may be paid within ten days of June 30, 2006 related to the Series C preferred stock. If the initial scheduled payment of dividends on Series C preferred stock is made, aggregate scheduled quarterly dividend payments for 2006 for Series D, F and G and for Series C preferred stock subsequent to the initial scheduled payment are approximately $490,000. Since none of the issues of preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Assuming no redemption or conversion of preferred stock occurs, estimated annual dividend payment requirements for 2007 and beyond are approximately $715,000 per year.

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

The Company repaid an outstanding note in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California on April 15, 2005, the maturity date of the note. The note provided for interest at the rate of 7% per annum. Accrued interest of approximately $58,000 applicable to the period June 1, 1999 to December 31, 1999 and $21,000 applicable to the period January 1, 2005 to April 15, 2005 was also paid on April 15, 2005.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. The Company is monitoring the results of its operations to assess the likelihood that contingent purchase consideration will be paid. Management does not believe the period of operations from the acquisition through March 31, 2005 has been long enough to determine if expected payment is more likely than not or to reasonably estimate the amount of any future payment. Any contingent purchase consideration due is to be remitted within sixty days of the end of each such annual period.

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources. Contingent purchase consideration paid in respect of the fourth quarter of 2004 and the first quarter of 2005 was approximately $6,000. Management does not believe the period of operations from the acquisition through March 31, 2005 has been long enough to reasonably estimate the amount of future purchase consideration payments.

In February 2005, Allin Consulting-Pennsylvania and Truefit Solutions, Inc. (“Truefit”) entered into an Asset Purchase Agreement under which Allin Consulting-Pennsylvania purchased from Truefit a customer list and became obligated to make payments of contingent purchase consideration based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to customers identified on schedules to the agreement. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it purchased the customer list and no consideration was due in respect of the first quarter of 2005. Management does not believe the period from purchase of the customer list through March 31, 2005 has been long enough to reasonably estimate the amount of any future purchase consideration payments.

Capital expenditures during the three months ended March 31, 2005 were $39,000 and included purchases of computer hardware for the Company’s increased workforce and periodic upgrading of technology and for improvements to the Company’s communications systems. Management forecasts that capital expenditures during the remainder of 2005 will not exceed $160,000. Management expects that capital expenditures during this period will be for the Company’s periodic upgrading of technology and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during 2005 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company’s cash balances may be diminished over the remainder of 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock and other factors. The number of major consulting and systems integration projects for the Interactive Media

Practice Area currently committed for 2005 is fewer than were performed in 2004, which may negatively impact the Company’s cash balances if the Company is unsuccessful in obtaining additional projects to be performed over the remainder of 2005. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

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

Risk Factors

Certain matters in this annual Report on Form 10-K, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “pursue” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Backlog. As of March 31, 2005, the Company’s total committed backlog for consulting and integration services was $3,504,000, all of which is expected to be realized as revenue during 2005. Revenue realized during the first three months of 2005 plus backlog as of March 31, 2005 represents 55% of 2004 consulting and integration services revenue. Backlog includes unrealized revenue for fixed price projects and management’s estimate of future fees for projects billed on an hourly basis. The actual revenue realized from the projects included in backlog is subject to variability in timing due to project schedule delays or acceleration and to variability in amount due to many factors, including the actual project needs for hourly-based projects and additions or reductions in project scope.

As of March 31, 2005, committed backlog for the Interactive Media Practice Area was approximately $1,485,000, all of which is expected to be realized during 2005. Revenue realized during the first three months of 2005 plus backlog as of March 31, 2005 represents 47% of 2004 Interactive Media revenue. To date, the majority of significant Interactive Media projects have been for installation of interactive television systems on newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2005 than in 2003 or 2004. The remaining work to be performed for one significant interactive television system implementation project, for the Carnival Liberty, is the only project of this type included in the backlog as of March 31, 2005. The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. Management is also making ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment, as well as seeking opportunities outside of the cruise industry. Failure to obtain a significant level of additional projects or project cancellations for projects currently in the Interactive Media backlog would likely significantly negatively impact the Company’s business, results of operations and financial condition during 2005. The level of cruise industry new-build commitments is expected to increase beginning in 2006. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional system orders for the Company.

As of March 31, 2005, backlogs for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas were $748,000, $366,000 and $905,000, respectively. Revenue realized during the three months ended March 31, 2005 plus backlog as of March 31, 2005 for these practice areas represents 38%, 54% and 282%, respectively, of 2004 Technology Infrastructure, Collaborative Solutions and Business Process revenue. The committed backlog for the Technology Infrastructure and Collaborative Solutions Practice Areas represents a short lead time for expected performance of the projects, which is consistent with the Company’s experience with recent years’ sales for these practice areas. The backlog for the Business Process Practice Areas represents a comparatively high percentage of 2004 revenue for this practice area. Management attributes this to a significant increase in the level of activity for Business Process following the November 2004 acquisitions of two businesses. There can be no assurance that the Company will be able to continue to sustain or improve the backlog levels for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. The future success of these practice areas is dependent on the ability of their sales and marketing resources to continually identify and obtain new engagements from existing and prospective customers. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s business, results of operations and financial condition.

Practice Area and Customer Concentration. Interactive Media consulting and systems integration services accounted for 35% and 39%, respectively of the Company’s revenue and gross profit for the year ended December 31, 2004 and 20% and 28%, respectively, of revenue and gross profit for the three months ended March 31, 2005. Interactive Media revenue has been highly concentrated among a few customers in the cruise industry over recent years. During the year ended December 31, 2004 and the three-month period ended March 31, 2005, Carnival, a significant Interactive Media customer operating in the cruise industry, accounted for 20% and 18%, respectively, of the Company’s consolidated revenue. Costa, an affiliate of Carnival, accounted for another 7% and 1%, respectively, of consolidated revenue during these respective periods. The loss of any cruise industry customer would likely negatively impact the Company’s business, results of operations and financial condition. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives, fuel costs and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media services.

Integration of Acquired Businesses. Since December 2003, the Company has acquired the business operations of Information Designs, Inc. (“Information Designs”), and the operating assets of Computer Resources and Jimary Business Systems, each of which offered consulting services based on Microsoft Business Solutions technology and sold Microsoft Business Solutions technology products. All of the businesses were based in Pittsburgh, Pennsylvania. The Company utilized the operations acquired from Information Designs as the initial base of a Business Process Practice Area for its Pittsburgh operations. The Company integrated the Computer Resources and Jimary Business Systems operations into the Business Process Practice Area following the November 2004 acquisitions of the businesses. Since the period of operation as a combined practice has been brief, there can be no assurance that the integration of these businesses will be successful on a long-term basis. The Company could have difficulty over the remainder of 2005 with retention of personnel and customers from the acquired businesses and assimilation of the services of the acquired businesses into the Company’s operations. These difficulties could disrupt the Company’s business, distract its management and employees, increase expenses and adversely affect the Company’s business, results of operations and financial condition. As part of its general business plan, the Company may from time to time seek the acquisition of additional businesses or assets that are complimentary to the Company’s operations. There can be no assurance that the Company will be able to successfully integrate any businesses or assets that it may acquire with the Company’s existing operations. Similar difficulties as described above could occur following any future acquisition.

Risks Associated with Significant Suppliers. The Company utilizes end-user components and computer hardware platforms and configurations developed by On Command Corporation (“On Command”) for its interactive television systems integration projects. The Company has developed software applications and interfaces for the On Command components and hardware platforms. The Company operates under a License and Supply Agreement with On Command, which became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the agreement, On Command granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity shall be in effect for the first two years of the term and for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years has been attained. Allin Interactive is not obligated to purchase equipment, but risks the loss of exclusivity if purchases are less than the threshold level. Based on aggregate purchases through March 31, 2005 and purchases expected to be made over the second quarter of 2005 to fulfill Interactive Media backlog for systems integration projects, the Company does not expect the minimum threshold required to maintain exclusivity beyond June 30, 2005 will be reached. The Company does not expect that the expected loss of exclusivity for the cruise line market will negatively impact its ability to purchase interactive television equipment, computer hardware, networking equipment and software from On Command. However, should some of the Company’s competitors begin to utilize hardware and end-user components from On Command for interactive television projects, the Company’s competitive position may be negatively impacted.

The Company’s Business Process Practice Area specializes in services based on Microsoft Business Solutions financial and customer relationship management software. The sale of these products, particularly Great Plains, Solomon and MS CRM, is actively promoted in conjunction with Business Process services. Microsoft Business Solutions supplied 13% and 19%, respectively, of the technology products purchased in 2004 and the first quarter of 2005 for the Company’s integration and product sales operations. Due to the November 2004 acquisitions of Jimary Business Systems and Computer Resources, management expects the level of revenue from the sale of Microsoft Business Solutions products will likely increase in 2005, although no assurance can be given that such an increase in revenue will be realized. The availability of Microsoft Business Solutions products is critical to the Company’s ability to realize increased revenue for its Business Process and Information System Product Sales segments. These products are available primarily through Microsoft’s partner channel. Although the Company does not expect difficulty in maintaining its ability to purchase Microsoft Business Solutions products, significant turnover among its Business Process staff could make continued partner qualification difficult. Similarly, financial setbacks that negatively impact the Company’s ability to make timely payments for purchases of Microsoft Business Solutions products or the annual partner fee could result in difficulty in obtaining these products in future periods.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. In April 2005 the deadline for adoption of SFAS No. 123R was revised such that the requirement will become effective for the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 (See Stock-Based Compensation under Note 1. – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1. – Financial Statements above.) will no longer be an alternative to financial statement recognition after adoption of SFAS No. 123R. The Company will be required to adopt SFAS No. 123R beginning January 1, 2006. SFAS No. 123R requires determination of the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive alternatives. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented, with compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the period of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect that adoption of the new standard will have on the Company’s results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4. Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the fiscal quarter ended March 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2005, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were approximately $2,452,000 as of March 31, 2005 and approximately $2,499,000 as of May 13, 2005. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, within ten days of which initial payment of accrued dividends is scheduled. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. If the Company has legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law, the Company determines that business conditions and liquidity considerations would make payment advisable and the current prohibition under the Company’s credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, $2,967,000 of dividends may be paid within ten days of June 30, 2006 related to the Series C preferred stock. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.

As of March 31, 2005, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were approximately $27,000 as of March 31, 2005 and approximately $6,000 as of May 13, 2005.

As of March 31, 2005, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were approximately $58,000 as of March 31, 2005 and approximately $49,000 as of May 13, 2005.

As of March 31, 2005, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were approximately $30,000 as of March 31, 2005 and approximately $14,000 as of May 13, 2005.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3(i)(a)	Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)	Certificate of Amendment of the Certificate of Incorporation changing the Company’s name from Allin Communications Corporation to Allin Corporation (incorporated by reference to Exhibit 3(i)(b) to Allin Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit
3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.1	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2004

Exhibit Number	Description of Exhibit
10.2	Summary of Compensation of the Directors of Allin Corporation

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: May 13, 2005	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

March 31, 2005

Exhibit Index

Exhibit Number	Description of Exhibit
3(i)(a)	Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(i)(a) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(i)(b)	Certificate of Amendment of the Certificate of Incorporation changing the Company’s name from Allin Communications Corporation to Allin Corporation (incorporated by reference to Exhibit 3(i)(b) to Allin Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit
4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

10.1	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2004

10.2	Summary of Compensation of the Directors of Allin Corporation

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002