Form 10-Q
period 2005-06-30
ALLIN CORP
filed 2005-08-12
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

As of August 1, 2005

Common Stock, 7,467,339 Shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	June 30, 2005
	(See Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,091	$1,808
Accounts receivable, net of allowance for doubtful accounts of $80 and $78	2,953	2,424
Unbilled receivables	20	102
Current portion of note receivable from employee	3	3
Inventory	62	76
Prepaid expenses	184	188
Costs and estimated gross margins in excess of billings	12	293
Deferred income tax asset	138	138

Total current assets	6,463	5,032

Property and equipment, at cost:
Leasehold improvements	460	462
Furniture and equipment	1,128	1,198

	1,588	1,660
Less-accumulated depreciation	(1,447)	(1,499)

	141	161

Other assets:
Non-current portion of note receivable from employee	9	8
Goodwill, net of accumulated amortization of $3,742	996	1,012
Other intangible assets, net of accumulated amortization of $966 and $1,055	1,142	1,092

Total assets	$8,751	$7,305

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	June 30, 2005
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$750	$824
Note payable	1,000	—
Accrued liabilities:
Compensation and payroll taxes	168	282
Current portion of dividends on preferred stock	76	75
Other	299	180
Customer deposits	152	136
Billings in excess of costs and estimated gross margins	369	—
Deferred revenue	148	259

Total current liabilities	2,962	1,756

Non-current portion of dividends on preferred stock	2,397	2,592

Total liabilities	5,359	4,348

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,067	1,074
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 6,967,339 shares	70	70
Additional paid-in-capital	39,466	39,089
Warrants	419	419
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(43,255)	(43,320)

Total shareholders’ equity	3,392	2,957

Total liabilities and shareholders’ equity	$8,751	$7,305

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Revenue:
Consulting services	$1,881	$2,559	$4,055	$5,007
Systems integration	501	624	1,404	776
Outsourced services	145	179	307	339
Information system product sales	75	435	172	683
Other services	47	40	67	107

Total revenue	2,649	3,837	6,005	6,912

Cost of sales:
Consulting services	904	1,026	1,836	1,945
Systems integration	197	298	621	370
Outsourced services	109	138	238	262
Information system product sales	63	314	123	491
Other services	21	10	33	31

Total cost of sales	1,294	1,786	2,851	3,099

Gross profit:
Consulting services	977	1,533	2,219	3,062
Systems integration	304	326	783	406
Outsourced services	36	41	69	77
Information system product sales	12	121	49	192
Other services	26	30	34	76

Total gross profit	1,355	2,051	3,154	3,813

Selling, general & administrative expenses:
Depreciation and amortization	50	75	96	140
Loss (gain) on disposal of assets	2	—	(7)	—
Other selling, general & administrative expenses	1,433	1,872	3,002	3,735

Total selling, general & administrative expenses	1,485	1,947	3,091	3,875

(Loss) income from operations	(130)	104	63	(62)

Interest income	(9)	(7)	(18)	(18)
Interest expense	20	3	38	22

(Loss) income before provision for income taxes	(141)	108	43	(66)

Benefit from income taxes	(3)	—	—	—

Net (loss) income	(138)	108	43	(66)

Dividends and accretion on preferred stock	183	191	364	377

Net loss attributable to common shareholders	$(321)	$(83)	$(321)	$(443)

Loss per common share - basic and diluted	$(0.05)	$(0.01)	$(0.05)	$(0.06)

Weighted average shares outstanding - basic and diluted	6,967,339	6,967,339	6,967,339	6,967,339

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net income (loss)	43	(66)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	96	140
Gain from disposal of assets	(7)	—
Provision for uncollectible accounts receivable	—	17
Changes in certain assets and liabilities:
Accounts receivable	278	503
Unbilled receivables	(150)	(82)
Inventory	(12)	(14)
Prepaid expenses	73	(4)
Costs and estimated gross margins in excess of billings	108	(281)
Accounts payable	(269)	74
Accrued compensation and payroll taxes	(59)	114
Other accrued liabilities	7	(146)
Customer deposits	(24)	(16)
Billings in excess of costs and estimated gross margins	(391)	(369)
Deferred revenue	202	92

Net cash flows used for operating activities	(105)	(38)

Cash flows from investing activities:
Proceeds from sale of assets	17	—
Capital expenditures	(76)	(72)
Acquisition of businesses	—	3

Net cash flows used for investing activities	(59)	(69)

Cash flows from financing activities:
Loan repayment received from employee	1	1
Payment of note balance	—	(1,000)
Payment of dividends on preferred stock	(178)	(177)

Net cash flows used for financing activities	(177)	(1,176)

Net change in cash and cash equivalents	(341)	(1,283)
Cash and cash equivalents, beginning of period	4,580	3,091

Cash and cash equivalents, end of period	4,239	1,808

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 2004 and 2005 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2003 and 2004, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2004. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 5 – Goodwill and Intangible Assets, 6 - Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control. During the periods presented, the Company did not utilize or have interests in any variable interest entities. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

The Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2004 reflect a reclassification to the statements as previously reported to conform the prior period information to the current presentation of the statements. The reclassification did not impact the Company’s results of operations or earnings per share during these periods. In the Consolidated Statement of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue, while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $20,000 and $32,000 for the three- and six-month periods ended June 30, 2004, respectively. There is no change to aggregate gross profit for these periods.

The Consolidated Statement of Cash Flows for the six months ended June 30, 2004 reflects a reclassification to the statement as previously reported to conform the prior period information to the current presentation of the statement. Separate changes are reflected for accrued compensation and payroll taxes, other accrued liabilities and customer deposits. Previously, the changes had been combined and reflected as accrued liabilities. There is no change to the aggregate net cash flows provided by operating activities for the six months ended June 30, 2004. The reclassification did not impact the Company’s results of operations or earnings per share during these periods.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletins 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, American Institute of Certified Public Accountants Statements of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and other authoritative accounting literature. The Company’s revenue recognition policies are described below for each of the various revenue captions on the Company’s Consolidated Statements of Operations.

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements, with revenue recognized as the services are performed. The practice areas also perform engagements under which a fixed price is charged for services for a specified time period, typically a monthly or annual period. Services are provided as requested by the customers. Revenue is recognized for these engagements on a pro-rata basis over the applicable time period. Certain consulting engagements for these practice areas are performed on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 for these engagements. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

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

Systems Integration

Systems integration includes projects conducted by the Company’s practice areas that are part of related arrangements, including computer hardware and equipment for interactive television systems, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s recognition method for revenue for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

duration, revenue is recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue is recognized upon completion of the project. Systems integration arrangements do not include rights for software, hardware or equipment upgrades.

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

Revenue and cost of sales for the Company’s information system product sales are reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based primarily on the Company’s assumption of primary responsibility for fulfillment of the sales, sole latitude in establishing prices, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue, and associated shipping costs are recorded as cost of sales.

Other Services

Other services include activities peripheral to the Company’s operations such as website hosting and archival fees, contractual commissions and placement fees. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of consulting and systems integration engagements are also reflected as other services revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

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

The Company’s convertible preferred stock and outstanding stock options and warrants were not included in the calculation of diluted EPS for the three-and six-month periods ended June 30, 2004 and 2005. Since the Company recognized net losses attributable to common shareholders in these periods, the effect of inclusion would have been anti-dilutive. An additional 4,285,714 shares would have been included in the diluted EPS calculation for each of these periods related to the convertible preferred stock, if the effect was not anti-dilutive.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The average market prices of the Company’s common stock exceeded the exercise prices of 50,000 outstanding options during the three- and six-month periods ended June 30, 2004, and 55,000 and 60,000 outstanding options during the three- and six-month periods ended June 30, 2005, respectively. If the effect of the outstanding options would have been dilutive, 13,447 and 18,669 additional shares would have been included in the calculation of diluted EPS for the three- and six-month periods ended June 30, 2004, and 9,110 and 13,333 additional shares would have been included in the calculation of diluted EPS for the three- and six-month periods ended June 30, 2005. The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for these periods.

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of June 30, 2005 and December 31, 2004, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of June 30, 2005, one significant customer comprised 15% of the Company’s accounts receivable. As of December 31, 2004, three significant customers comprised 23%, 14% and 12%, respectively, of the Company’s accounts receivable and two of the customers were affiliates of each other.

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins relate to Interactive Media and Systems Integration projects for which revenue and cost of sales are being recognized on a percentage of completion basis. For an individual project, costs and estimated gross margins in excess of billings consists of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue. For an individual project, billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins associated with the project. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the Consolidated Balance Sheets.

Financial Instruments

As of December 31, 2004, the Company’s Consolidated Balance Sheet included a note payable with a principal balance of $1,000,000, which was the face value of the instrument, related to the acquisition of Allin Corporation of California (“Allin Consulting-California”). The principal balance and accrued interest were repaid to the note-holders on April 15, 2005, the maturity date of the note.

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

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—	$—
Net (loss) income	(138)	108	43	(66)
Net loss attributable to common shareholders	(321)	(83)	(321)	(443)
Loss per common share – basic and diluted	$(0.05)	$(0.01)	$(0.05)	$(0.06)

Pro forma
Stock-based employee compensation cost, net of tax	$9	$6	$22	$14
Net (loss) income	(147)	102	21	(80)
Net loss attributable to common shareholders	(330)	(89)	(343)	(457)
Loss per common share – basic	$(0.05)	$(0.01)	$(0.05)	$(0.06)
Loss per common share – diluted	$(0.05)	$(0.01)	$(0.05)	$(0.07)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. In April 2005, the deadline for adoption of SFAS No. 123R was revised such that the requirement will become effective for the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 (see Stock-Based Compensation above) will no longer be an alternative to financial statement recognition after adoption of SFAS No. 123R. The Company will be required to adopt SFAS No. 123R beginning January 1, 2006. SFAS No. 123R requires determination of the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company anticipates that the prospective transition method will be used, which will require that compensation expense be recorded for all unvested stock options and restricted stock beginning with the period of adoption of SFAS No. 123R. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Supplemental Disclosure of Cash Flow Information

There were no cash payments for income taxes during the three-month periods ended June 30, 2004 and 2005. Cash payments for interest were $20,000 and $79,000 during the three-month periods ended June 30, 2004 and 2005, respectively. Cash payments of dividends were $88,000 and $87,000 during the three-month periods ended June 30, 2004 and 2005, respectively. Dividends of $166,000 and $174,000 were accrued but unpaid during the three-month periods ended June 30, 2004 and 2005, respectively, on outstanding shares of the Company’s preferred stock.

Cash payments for income taxes were $6,000 during the six-month period ended June 30, 2004. There were no cash payments for income taxes during the six-month period ended June 30, 2005. Cash payments for interest were $39,000 and $99,000 during the six-month periods ended June 30, 2004 and 2005, respectively. Cash payments of dividends were $178,000 and $177,000 during the six-month periods ended June 30, 2004 and 2005, respectively. Dividends of $256,000 and $269,000 were accrued but unpaid during the six-month periods ended June 30, 2004 and 2005, respectively, on outstanding shares of the Company’s preferred stock.

Interest paid during the second quarter of 2005 included $58,000 accrued in 1999 related to a note payable which was not required to be paid prior to the April 15, 2005 maturity date of the note.

2. Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock and 150 as Series G Convertible Redeemable Preferred Stock. As of June 30, 2005, the Company has outstanding 25,000, 2,750, 1,000 and 150 shares of Series C, D, F and G preferred stock, respectively. The Company will not issue any additional shares of any of the series of preferred stock outstanding as of June 30, 2005. The order of liquidation preference of the series of the Company’s preferred stock outstanding as of this date, from senior to junior, is Series F, Series G, Series D and Series C. See Note 8 – Subsequent Events under Issuance of Preferred Stock for information concerning the Company’s July 2005 issuance of an additional series of preferred stock.

3. Equity Transactions and Changes in Shareholders’ Equity

Options to purchase a total of 808,828 shares of the Company’s common stock granted under the Company’s 1996, 1997, 1998 and 2000 Stock Plans (collectively the “Stock Plans”) were outstanding as of June 30, 2005. During the three months ended June 30, 2005, vested options to purchase 4,800 shares were forfeited under the terms of the Stock Plans. Also, during this period, options to purchase 170,500 shares expired.

Information concerning changes to Series G preferred stock and additional paid-in-capital during the six months ended June 30, 2005 is as follows:

(Dollars in thousands)	Series G Preferred Stock	Additional Paid-in-Capital
Balance, December 31, 2004	$1,067	$39,466
Accretion of Series G preferred stock offering costs	7	(7)
Dividends accrued on preferred stock	—	(370)

Balance, June 30, 2005	$1,074	$39,089

There were no changes to the other components of shareholders’ equity during this period other than the increase in accumulated deficit resulting from the net loss realized for the six months ended June 30, 2005. See Note 8 – Subsequent Events under Acquisition of CodeLab Technology Group for information concerning the Company’s July 2005 issuance of additional shares of common stock in association with a business acquisition.

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

As of June 30, 2005, maximum borrowing availability under the revolving credit loan was approximately $1,467,000. There was no outstanding balance as of this date. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the six months ended June 30, 2005, the rate of interest on any outstanding borrowings under the revolving credit loan would have ranged from 6.25% to 7.25%, which was the rate in effect at the end of the period.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2005 and is in compliance with all other covenants as of this date.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

As of June 30, 2005, the Company’s Consolidated Balance Sheet includes goodwill associated with the 1996 and 1998 acquisitions of Allin Consulting-California and Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), and the 2004 acquisition of Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”). Accumulated amortization for goodwill represents amortization expense related to the earlier acquisitions from their respective acquisition dates through December 31, 2001, after which amortization of goodwill was discontinued upon the adoption of SFAS No. 142. Amortized intangible assets include customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems and the 2004 acquisition of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and a non-competition agreement associated with the Jimary Business Systems acquisition. Information concerning these assets is as follows:

As of June 30, 2005 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$2,114	$1,048	$1,066
Non-competition agreement	33	7	26

Total amortized intangible assets	$2,149	$1,055	$1,092

Unamortized intangible assets
Goodwill	4,754	3,742	1,012

Total intangible assets	$6,901	$4,797	$2,104

The customer list associated with the acquisition of Allin Consulting-Pennsylvania was amortized during the three- and six-month periods ended June 30, 2004 and 2005 utilizing an estimated useful life extending through 2013. The customer lists associated with the Computer Resources and Jimary Business Systems acquisitions are being amortized over estimated useful lives extending through 2009. The non-competition agreement is being amortized over the term of three years.

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

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the estimated cash flow of Allin Consulting-Pennsylvania for the applicable segments attributed to the acquired customer lists in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired lists, future projections for the operations of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for Allin Consulting-Pennsylvania and the portions of the estimated cash flows attributed to the customer lists. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors to evaluate the recorded value of the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Goodwill – Changes in Recognized Value and Impairment Losses

During the period from January 1, 2004 through June 30, 2005, there were no changes to the recognized values of goodwill attributed to the Technology Infrastructure, Collaborative Solutions and Outsourced Services segments, which are $215,000, $494,000 and $81,000, respectively. The table below reflects the changes in recognized value of goodwill during this period for the Business Process and Information System Product Sales segments.

Dollars in thousands:	Business Process	Information System Product Sales
Balance, January 1, 2004	$—	$—
2004 acquisition of Jimary Business Systems	166	40
2005 adjustment to purchase valuation	12	4

Balance, June 30, 2005	$178	$44

The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units indicating no impairment of goodwill in annual testing performed as of December 31, 2004.

Customer List – Impairment Loss

Industry information utilized for the annual testing as of December 31, 2004 indicated a lowering of long-term growth rates for the technology consulting industry. The factors noted as reasons for the reduction included expectations that future growth would closely correlate with expectations of overall economic conditions, economic return requirements would continue to be a constraint on future growth prospects and the negative impact of outsourcing of business to offshore information technology enterprises on domestic information technology service providers. With assumed long-term growth rates lowered, the December 31, 2004 test indicated that undiscounted projected cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania did not exceed the recorded value of the customer list. The Company recorded a loss of approximately $191,000 in the year ended December 31, 2004 to reflect the impairment of this customer list and to adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. No impairment was indicated in the tests of the customer lists associated with the 2004 acquisitions of Computer Resources and Jimary Business Systems.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three- and six-month periods ended June 30, 2004 and 2005, and expected through December 31, 2010, follows. The estimates of amortization for future periods are based on the intangible assets recorded as of June 30, 2005. The Company expects to record additional intangible assets in the third quarter of 2005 related to its acquisition of CodeLab Technology Group, Inc. (“CodeLab”) following completion of its valuation process. An estimate of future amortization expense related to these assets will be completed during the valuation process. See Note 8 – Subsequent Events under Acquisition of CodeLab Technology Group for information concerning the acquisition.

Amortization Expense

(Dollars in thousands)
Recorded expense for the:
Three months ended June 30, 2004	$26
Three months ended June 30, 2005	47
Six months ended June 30, 2004	51
Six months ended June 30, 2005	89

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Amortization Expense

(Dollars in thousands)
Estimated expense to be recognized for the:
Year ended December 31, 2005	175
Year ended December 31, 2006	175
Year ended December 31, 2007	174
Year ended December 31, 2008	164
Year ended December 31, 2009	164
Year ended December 31, 2010	81

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

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. Revenue associated with these segments may decline in future periods if the Company fails to obtain additional projects from existing or new customers.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2004 and June 30, 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2004, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of June 30, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was increased by $34,000 and $79,000 during the first halves of 2004 and 2005, respectively.

The benefit from income taxes is comprised of the following for the three- and six-month periods ended June 30, 2004 and 2005:

(Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Current
Federal	$(1)	$—	$—	$—
State	(2)	—	—	—

Total current	(3)	—	—	—

Deferred	(82)	18	(34)	(79)
Valuation Allowance	82	(18)	34	79

Benefit from income taxes	$(3)	$—	$—	$—

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the benefit from income taxes reflected in the Statements of Operations is as follows for the three- and six-month periods ended June 30, 2004 and 2005:

(Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Estimated provision for (benefit from) income taxes at federal statutory rate	$(48)	$37	$15	$(22)

Non-deductible intangible asset	9	7	17	14
State income tax benefit, net of federal effect	(31)	(27)	(48)	(65)
Change in valuation allowance	82	(18)	34	79
Change in estimates and other	(15)	1	(18)	(6)

Benefit from income taxes	$(3)	$—	$—	$—

The components of the deferred tax assets, as of December 31, 2004 and June 30, 2005, are as follows:

Deferred Tax Assets (Dollars in thousands)	December 31, 2004	June 30, 2005
Deferred tax assets:
Net operating loss carryforward	$7,732	$7,835
Intangible asset differences	491	465
Miscellaneous	47	49

	8,270	8,349
Valuation allowance	(8,132)	(8,211)

Net deferred tax assets	$138	$138

As of June 30, 2005, the Company estimates its potentially realizable net operating loss carryforwards are approximately $20,111,000 and $19,692,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,838,000 and $998,000, respectively, as of June 30, 2005, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2005 through 2025. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

Cash payments for income taxes were $6,000 during the six-month period ended June 30, 2004. There were no cash payments for income taxes during the three-month periods ended June 30, 2004 and 2005 or the six-month period ended June 30, 2005.

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

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media, Systems Integration, Outsourced Services, Information System Product Sales and Other Services. Business Process was initially reported as a separate segment in the Company’s Report on Form 10-K for the fiscal year ended December 31, 2004. The level of Business Process consulting services provided by the Company increased significantly following the November 2004 acquisitions of Computer Resources and Jimary Business Systems. Management consequently determined that Business Process should be reported as a separate segment. Revenue and gross profit for the three- and six-month periods ended June 30, 2004 for the Business Process segment were previously reported as part of the Collaborative Solutions segment. These amounts have been reclassified to conform to the current reporting format. Prior to this Report on Form 10-Q, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations. The Company believes that the July 2005 acquisition of CodeLab will result in systems integration operations with a technology focus other than interactive media. Consequently, the Company believes the segment name Systems Integration now provides a better description of segment operations than the previously used segment name.

On the Company’s Consolidated Statements of Operations, the first four of the segments are aggregated and captioned as Consulting Services. The Systems Integration, Outsourced Services, Information System Product Sales and Other Services segments correspond with matching captions on the Consolidated Statements of Operations.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Segment revenue for the three- and six-month periods ended June 30, 2004 reflects a reclassification on the Consolidated Statement of Operations. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services during these periods are now reflected as Other Services revenue. Previously, amounts billed were netted against the costs. The reclassification has no impact on previously reported information on gross profit.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Technology Infrastructure	$978	$947	$1,851	$1,589
Collaborative Solutions	643	945	1,402	1,972
Business Process	75	271	127	589
Interactive Media	185	396	675	857
Systems Integration	501	624	1,404	776
Outsourced Services	145	179	307	339
Information System Product Sales	75	435	172	683
Other Services	47	40	67	107

Consolidated Revenue from External Customers	$2,649	$3,837	$6,005	$6,912

Certain of the Company’s segments performed services for other segments. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for other segments is as follows:

	Revenue from Other Segments
(Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Services for Other Segments	$22	$13	$29	$25

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

	Gross Profit
(Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Technology Infrastructure	$534	$533	$1,026	$887
Collaborative Solutions	325	510	722	1,067
Business Process	38	143	67	341
Interactive Media	80	347	404	767
Systems Integration	304	326	783	406
Outsourced Services	36	41	69	77
Information System Product Sales	12	121	49	192
Other Services	26	30	34	76

Consolidated Gross Profit	$1,355	$2,051	$3,154	$3,813

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Assets

Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands) As of	December 31, 2004	June 30, 2005
Technology Infrastructure	$1,601	$1,648
Collaborative Solutions	1,689	2,008
Business Process	701	801
Interactive Media	501	228
Systems Integration	739	436
Outsourced Services	417	434
Information System Product Sales	342	469
Other Services	64	25
Corporate & Other	2,697	1,256

Consolidated Total Assets	$8,751	$7,305

Information about Major Customers

A significant portion of the Company’s revenue for the three- and six-month periods ended June 30, 2004 and 2005 was derived from a small number of customers. Furthermore, the major customers included below utilizing the Interactive Media and Systems Integration segments are concentrated in the cruise industry. A loss of any of these major customers or a significant decline in the level of services provided to any of these customers could significantly negatively impact the Company’s future results of operations and financial condition.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended June 30, 2004
352	13%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

323	12%	Technology Infrastructure, Collaborative Solutions, Other Services

318	12%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Three Months Ended June 30, 2005
954	25%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

392	10%	Technology Infrastructure, Collaborative Solutions

Six Months Ended June 30, 2004
1,038	17%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

1,013	17%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Six Months Ended June 30, 2005
1,560	23%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

839	12%	Technology Infrastructure, Collaborative Solutions

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Systems Integration and Information System Product Sales segments. Over 2004 and the first half of 2005, these materials purchases were highly concentrated with two major suppliers.

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive Corporation (“Allin Interactive”) exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity was in effect for the first two years of the term. For exclusivity to remain in effect for each succeeding year of the term, a minimum threshold for equipment purchases over the preceding two years had to be attained. Allin Interactive did not meet the exclusivity threshold for the first two years of the term and, consequently, lost its exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market after June 30, 2005. Such loss of exclusivity may negatively impact Interactive Media’s competitive position and, consequently, may negatively impact the Company’s results of operations or financial condition in future periods. During the three-month periods ended June 30, 2004 and 2005, respectively, 15% and 4% of materials purchases were from the this major supplier. During the six-month periods ended June 30, 2004 and 2005, respectively, 54% and 50% of materials purchases were from the this major supplier.

The increase in the level of Business Process services provided by the Company in 2004 and the first half of 2005 also resulted in a significant increase in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of the financial software products are concentrated with one significant supplier. During the three-month periods ended June 30, 2004 and 2005, respectively, 40% and 49% of materials purchases were from this major supplier. During the six-month periods ended June 30, 2004 and 2005, respectively, 21% and 27% of materials purchases were from this major supplier.

8. Subsequent Events

Acquisition of CodeLab Technology Group

On July 26, 2005 (the “Closing Date”), the Company acquired all of the issued and outstanding capital stock of CodeLab., a Delaware corporation, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, the shareholders of CodeLab and certain holders of options to purchase CodeLab’s capital stock. CodeLab, a technology company based in Wakefield, Massachusetts, performs application development services for customers concentrated in the financial services industry. CodeLab also provides its customers with support, maintenance and other development services with respect to such software applications. CodeLab will operate as a wholly-owned subsidiary of the Company. The CodeLab senior management is expected to remain with the Company.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Upon closing, in consideration for all of the issued and outstanding capital stock of CodeLab, as well as the termination of all option agreements to purchase CodeLab’s capital stock, the Company delivered to the former shareholders and option holders of CodeLab purchase consideration consisting of cash and common stock of the Company, as follows: (i) a cash payment of $2,500,000, reduced by a holdback amount of $100,000 which shall be adjusted based on the results of a sales and use tax audit of CodeLab which was pending as of the Closing Date, and an adjustment for working capital pursuant to the terms of the Purchase Agreement; and (ii) 500,000 shares of the Company’s common stock.

The Purchase Agreement also provides for annual payments of contingent consideration to be paid to the former shareholders and option holders of CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments in all cash. The annual contingent payments consisting of cash and shares in the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods ending July 31, 2006, 2007 and 2008, and shall be made by the Company not later than 120 days following the end of such annual period.

The Purchase Agreement also contains customary representations, warranties and related indemnification provisions, including potential setoff rights of the Company with respect to the annual contingent payments which are payable to the former shareholders and option holders of CodeLab for certain indemnification claims as set forth in the Purchase Agreement. In addition, the Purchase Agreement includes non-compete provisions with respect to the CodeLab senior management setting forth certain parameters under which these individuals are restricted from competing with the Company and CodeLab for stated time periods.

The Company anticipates that it will provide the financial statements and pro forma financial information relating to its acquisition of CodeLab as required by Items 9.01(a) and 9.01(b) of Form 8-K by October 11, 2005. The Company anticipates providing such information in an amendment to the Company’s Current Report on Form 8-K filed on July 28, 2005, in which the Company initially reported the CodeLab acquisition.

Issuance of Series H Redeemable Preferred Stock and Warrants

On the Closing Date, contemporaneously with the execution of the Purchase Agreement, the Company sold 250 shares of a newly created series of preferred stock, Series H Redeemable Preferred Stock, having a par value of $.01 per share and a liquidation value of $10,000 per share, and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock for an aggregate purchase price of $2,500,000 in cash to three shareholders of the Company. The Company used the proceeds from the sale of the Series H preferred stock and the related warrants in connection with its acquisition of CodeLab. Each of the purchasers of Series H preferred stock hold shares of one or more of the Company’s other series of preferred stock. On July 25, 2005, the Company filed a Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware. Under the Certificate of Designations, 250 shares of authorized but unissued preferred stock were designated as Series H preferred stock. The Series H preferred stock ranks senior to the common stock of the Company and all other currently designated series of preferred stock of the Company. The Series H preferred stock is not convertible into the Company’s common stock.

The holders of the Series H preferred stock will be entitled to receive cash dividends at a rate per annum of 12% of the Liquidation Value (as defined below). Dividends will be payable quarterly in arrears to the extent declared by the Board of Directors. To the extent that dividends are not paid on a particular quarterly payment date, such dividends will accrue and compound on a quarterly basis and will be paid on or before the date of redemption.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

So long as any shares of Series H preferred stock are outstanding, no cash dividends may be paid or distributions made on any class of preferred stock ranking junior to the Series H preferred stock either as to dividends or upon liquidation until all accrued but unpaid dividends, if any, on the Series H preferred stock have been paid; and no cash dividends may be paid or distributions made on the common stock of the Company unless the Company has obtained the prior consent of the holders of a majority of the outstanding shares of the Series H preferred stock.

In the event of the liquidation, dissolution or winding up of the Company, the holders of shares of Series H preferred stock will be entitled to receive payment of $10,000 per share (the “Liquidation Value”) held by them, plus accrued, compounded and unpaid dividends, if any, on such share. The Liquidation Value of the Series H preferred stock will be paid before any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any class of stock of the Company ranking junior to the Series H preferred stock either as to dividends or upon liquidation.

There is no mandatory redemption date for the Series H preferred stock. However, at any time, the Company will have the right to redeem all or part of the outstanding shares of the Series H preferred stock. If fewer than all of the outstanding shares of the Series H preferred stock will be redeemed, such shares will be redeemed on a pro rata basis among the holders of such shares. The redemption price will be $10,000 per share, plus all accrued, compounded and unpaid dividends, if any, on such shares as of the date of redemption. So long as any shares of Series H preferred stock are outstanding, the Company will not: (i) redeem, purchase or otherwise acquire for value any other preferred stock or set aside funds for any sinking or analogous fund for the redemption or purchase of such shares unless all outstanding shares of the Series H preferred stock have been redeemed immediately prior to or concurrently therewith; or (ii) redeem, purchase or otherwise acquire for value any shares of common stock or set aside funds for any sinking or analogous fund for the redemption or purchase of such shares unless the Company has obtained the prior consent of the holders of a majority of the outstanding shares of the Series H preferred stock.

The warrants to purchase common shares will initially be exercisable for an aggregate of 2,500,000 shares of the Company’s common stock, subject to adjustment for stock splits, reverse stock splits, dividends, recapitalizations, reclassifications and otherwise. The initial exercise price of the warrants will be equal to $1.00 per share. The number of shares for which the warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a “dilutive issuance” involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the exercise price or 85% of the market price of the common stock. A “dilutive issuance” under the warrants will not include: any grants of options under any Company stock option plan that has been approved by the Company’s Board of Directors or any issuance of common stock as a result of the exercise of such options, provided that the exercise price of any such option is not less than the fair market value of the common stock on the date of the grant; issuance of common stock upon the conversion of any shares of preferred stock of the Company outstanding on July 26, 2005 or upon the conversion of any other convertible debt or other convertible securities of the Company outstanding on July 26, 2005; or issuance of common stock upon the exercise of warrants outstanding on July 26, 2005 and of warrants issued to the holders of the Series H preferred stock. Payment of the exercise price may be made in cash or by delivery to the Company of shares of other series of the Company’s outstanding preferred stock, plus accrued and unpaid dividends, if any, equal to the exercise price for the number of shares to be purchased upon exercise. The warrants will expire on July 26, 2020.

During July 2005, the Company recorded the proceeds of $2,500,000 from the sale of the Series H preferred stock and related warrants on the basis of a pro-rata allocation based on the aggregate Liquidation Value of the Series H preferred stock and the intrinsic value of the related warrants, as estimated using the Black-Scholes valuation method. The allocation resulted in the recognition of $1,910,000 for the Series H preferred stock and $590,000 for the related warrants. Based on the amount allocated to the Series H preferred stock, the effective dividend yield will be 15.7%.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Award of Options to Purchase Common Stock

On July 7, 2005, the Company awarded options to purchase 225,000 shares of the Company’s common stock under the Stock Plans to senior management personnel of the Company and its subsidiaries. The grant price was $0.25 per share, which was the closing market price of the Company’s common stock on the grant date. These options to purchase common shares will vest at 20% of the options awarded on each of the first five anniversaries of the grant date. A total of 125,000 of these options to purchase the Company’s common stock will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. The options will expire on the seventh anniversary of the grant date. There will be no compensation expense recognized in the second half of 2005 in conjunction with the options awarded on July 7, 2005. The Company expects that following the Company’s adoption of SFAS No. 123R, annual expense of less than $10,000 per year will be recognized over the period from 2006 through 2010.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three- and six-month periods ended June 30, 2004 and 2005. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements - in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

The Company commenced the operations of its Business Process Practice Area in December 2003. However, the Company did not report revenue and gross profit for Business Process as a separate segment prior to its Report on Form 10-K for the fiscal year ended December 31, 2004. The Company’s management believed that as a result of the acquisition of two businesses in late 2004, Business Process operations had increased in significance to the Company and thereafter merited reporting as a separate segment. In the Company’s Report on Form 10-Q for the period ended June 30, 2004, Business Process operations were included as part of the Collaborative Solutions segment. Information for the Collaborative Solutions Practice Area regarding the three- and six-month periods ended June 30, 2004 has been reclassified to conform to the current presentation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Executive Summary

Overview of Organization & Services

The Company is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality applications, solutions and platforms that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s operations center on four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California, and Ft. Lauderdale, Florida. On July 26, 2005, the Company acquired CodeLab Technology Group, Inc. (“CodeLab”), located in Wakefield, Massachusetts, a provider of application development and technology-based services based on Microsoft technology. CodeLab focuses on the financial services market sector. See below under Acquisition of CodeLab Technology Group for more information concerning this acquisition.

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California and Pittsburgh offices. Technology Infrastructure revenue represented 29% and 23% of the Company’s consolidated revenue during 2004 and the first half of 2005, respectively.

•	The Collaborative Solutions Practice Area provides portals and information workflow solutions, business intelligence solutions, customized application development based on the Microsoft .NET framework and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Collaborative Solutions’ customized application development addresses needs for automated processes and streamlined workflows. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services have to date been provided from the Company’s Northern California and Pittsburgh offices. Collaborative Solutions revenue represented 21% and 29% of the Company’s consolidated revenue during 2004 and the first half of 2005, respectively. The Company believes the acquisition of CodeLab will enhance the market scope and capabilities of its Collaborative Solutions operations.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Business Solutions software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh office. Business Process revenue represented 3% and 9% of the Company’s consolidated revenue during 2004 and the first half of 2005, respectively.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 13% and 12% of the Company’s consolidated revenue during 2004 and the first half of 2005, respectively.

In addition to the practice areas described above, the Company’s operations include four other segments, Systems Integration, Outsourced Services, Information System Product Sales and Other Services:

•	Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been derived primarily from cruise industry customers Carnival, Costa, Royal Caribbean and Celebrity, in projects related to the services provided by the Interactive Media Practice Area. Thirty-three shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Systems integration operations have to date been provided from the Company’s Ft. Lauderdale office. Systems Integration revenue represented 23% and 11% of the Company’s consolidated revenue during 2004 and the first half of 2005, respectively.

•	Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects. Outsourced Services operations are provided from the Company’s Pittsburgh office and represented 5% of the Company’s consolidated revenue during each of 2004 and the first half of 2005.

•	Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Business Solutions software and associated products in association with the services of the Business Process Practice Area. Sales of interactive television equipment and other products are also made based on customer needs. Information System Product Sales represented 5% and 10% of the Company’s consolidated revenue during 2004 and the first half of 2005, respectively.

•	The Other Services segment reflects amounts billed for out-of-pocket costs, the Company’s occasional performance of website hosting and archival services and revenue from referral commissions or placement fees. Other Services revenue is not significant to the Company.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of June 30, 2005, the organizational legal structure consists of Allin Corporation and five subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. As noted above, a sixth subsidiary, CodeLab, was acquired in July 2005. Since 1998, the Company has utilized the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations. The Company intends to continue to use the trade name CodeLab Technology Group in the future operations of the recently acquired subsidiary. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended June 30, 2004 and 2005, as well as period-to-period percentage changes.

	Three Months Ended June 30,		% Increase (Decrease)
(Dollars in thousands)	2004	2005	2005
Statement of Operations Data:
Revenue	$2,649	$3,837	45%
Gross profit	1,355	2,051	51%
Selling, general & administrative expenses	1,485	1,947	31%
Net (loss) income	(138)	108	178%

Comparing the three months ended June 30, 2005 with the three months ended June 30, 2004, the Company experienced period-to-period increases in revenue of $1,188,000 and gross profit of $696,000. The period-to-period improvements included most of the Company’s operating segments, including Collaborative Solutions, Business Process, Interactive Media, Systems Integration and Information System Product Sales. Management attributes the period-to-period increases in Collaborative Solutions revenue and gross profit of $302,000 (47%) and $185,000 (57%), respectively, to strong demand for services based on Microsoft SharePoint technology. Comparing the second quarters of 2004 and 2005, Business Process revenue and gross profit increased by $196,000 (261%) and $105,000 (276%), respectively. The period-to-period improvements related to Information System Product Sales were $360,000 (480%) for revenue and $109,000 (908%) for gross profit. Management attributes the increases to the significant expansion of services based on and sales of Microsoft Business Solutions technology products following the Company’s November 2004 acquisitions of two businesses specializing in Microsoft Business Solutions technology. The Technology Infrastructure Practice Area experienced relatively little period-to-period change in revenue and gross profit.

Interactive Media revenue and gross profit increased $211,000 (114%) and $267,000 (334%), respectively, comparing the second quarters of 2004 and 2005. The most significant factor in the improvement was a significant level of architecture design and configuration services for the Carnival Liberty project occurring in the second quarter of 2005, greater than the level of services for any project in the second quarter of 2004. The Systems Integration segment also recorded a significant period-to-period increase in revenue of $123,000 (25%). The most significant factor in the improvement was a significant portion of the implementation activity for the Carnival Liberty interactive television platform occurring in the second quarter of 2005. There was not a corresponding level of peak activity on any Systems Integration project in the second quarter of 2004. In recent years, the majority of the Interactive Media and Systems Integration revenue and gross profit were derived from large related architecture design and configuration services and systems integration projects for interactive television systems for newly-built cruise ships. Despite the upturn in second quarter 2005 activity, the committed backlog remains weak as of June 30, 2005 for the Interactive Media and Systems Integration segments because the number of newly-built ships entering service during 2004 and 2005 is lower than that of the preceding years. Consequently, no assurance can be given that revenue or gross profit equal to or greater than the levels realized in the second quarter of 2005 for Interactive Media and Systems Integration will be realized in any future period. In July 2005, orders were received for an interactive television for the Royal Caribbean Freedom of the Seas. The majority of activity related to the orders is expected to occur in 2006.

The increase in selling, general & administrative expenses for the second quarter of 2005 as compared to the second quarter of 2004 was $462,000. The most significant contributing factor was an increase in the Company’s workforce, primarily for consultants for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. Another contributing factor was the period-to-period increase in depreciation and amortization expense, primarily related to 2005 amortization of intangible assets related to the Company’s acquisition of certain businesses in November 2004. The increase in selling, general & administrative expenses offset a significant portion of the improvement in gross profit, reducing the period-to-period improvement in the Company’s profitability.

The following provides a summary of key financial information from the Company’s Statements of Operations for the six-month periods ended June 30, 2004 and 2005, as well as period-to-period percentage changes.

	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in thousands)	2004	2005	2005
Statement of Operations Data:
Revenue	$6,005	$6,912	15%
Gross profit	3,154	3,813	21%
Selling, general & administrative expenses	3,091	3,875	25%
Net income (loss)	43	(66)	(253)%

Comparing the six months ended June 30, 2005 with the six months ended June 30, 2004, the Company experienced period-to-period increases in revenue of $907,000 and gross profit of $659,000. Significant period-to-period improvements were realized by the Collaborative Solutions, Business Process, Interactive Media and Information System Product Sales segments. However, the Technology Infrastructure and Systems Integration segments experienced significant period-to-period declines in revenue and gross profit.

The period-to-period increases in Collaborative Solutions revenue and gross profit of $572,000 (41%) and $345,000 (48%), respectively, comparing the first halves of 2004 and 2005. Technology Infrastructure experienced comparable period declines of $262,000 (14%) in revenue and $139,000 (14%) in gross profit. Management believes the unusually high demand for Technology Infrastructure services in 2004 caused a substitution effect whereby applications development and business intelligence projects were deferred by customers while infrastructure-related projects were given a higher priority. Management believes that the deferred projects resulted in increased demand for Collaborative Solutions services and weakened demand for Technology Infrastructure services in the first quarter of 2005. The effect remains in the results for the first half of 2005. Technology Infrastructure results improved in the second quarter of 2005 and Collaborative Solutions results were sustained by demand for services based on Microsoft SharePoint technology.

Comparing the second halves of 2004 and 2005, Business Process revenue and gross profit increased by $462,000 (364%) and $274,000 (409%), respectively. The period-to-period improvements related to Information System Product Sales were $511,000 (297%) for revenue and $143,000 (292%) for gross profit. Management attributes the increases to the significant expansion of services based on and sales of Microsoft Business Solutions technology products following the Company’s November 2004 acquisitions of two businesses specializing in Microsoft Business Solutions technology.

Interactive Media revenue and gross profit increased by $182,000 (27%) and $363,000 (90%) comparing the first halves of 2004 and 2005. The 2005 results were significantly impacted by recognition of the remaining consulting revenue under two fixed price arrangements upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components. The impact on gross profit was particularly significant as the customer’s acceptance allowed the projects to close without significant additional labor cost of sales.

During the first half of 2004, the majority of Systems Integration activity related to implementation of two interactive systems aboard ships was carried out. However, as a result of fewer new-build commitments among the Company’s existing customers in 2005 than in 2004, only one significant interactive television system implementation generated significant Systems Integration activity during the first half of 2005. Consequently, period-to-period declines in Systems Integration revenue of $628,000 (45%) and in gross profit of $377,000 (48%) were realized. In addition to newly-built ships, management also focuses its sales efforts on interactive television systems for ships currently in service through ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment. The Company’s operations over the remainder of 2005 and in 2006 will be significantly impacted by the Company’s ability to market interactive television systems for ships currently in service, add new cruise industry customers or develop alternate markets for systems integration.

The increase in selling, general & administrative expenses for the first half of 2005 as compared to the first half of 2004 was $784,000. As set forth above in the discussion of quarterly results, the most significant contributing factor was an increase in the Company’s workforce, primarily for consultants for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas as the general expenses of the Company include compensation related to non-billable time and can significantly increase in periods when the Company is adding to its productive workforce. Another contributing factor was the period-to-period increase in depreciation and amortization expense, primarily related to 2005 amortization of intangible assets related to the Company’s acquisition of certain businesses in November 2004. The increase in selling, general & administrative expenses more than offset the improvement in gross profit, resulting in the period-to-period decline in the Company’s profitability.

The Company’s cash balance decreased from $3,091,000 as of December 31, 2004 to $1,808,000 as of June 30, 2005, a decline of $1,283,000. The most significant factor in the decline was net cash flows used for financing activities, primarily for payment of a $1,000,000 note in April 2005 and payment of $177,000 in dividends on preferred stock. The net cash flows used for investing activities were $69,000 for the six-month period, including $72,000 for capital expenditures. Net cash flows used for operating activities were $38,000 for the first six months of 2005, including $129,000 used for changes in working capital net of $91,000 provided from operations. The Company’s cash balance may continue to decline over the remainder of 2005 due to the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors. On the Consolidated Balance Sheet as of June 30, 2005, the current portion of accrued dividends on preferred stock of $75,000 represents accrued dividends scheduled for payment within one year of June 30, 2005 on the Company’s Series D, F and G Convertible Redeemable Preferred Stock. The non-current portion of accrued dividends on preferred stock of $2,592,000 represents accrued dividends on the Company’s Series C Redeemable Preferred Stock. These dividends are currently scheduled for payment within ten days of June 30, 2006, but the Company anticipates payment will likely be deferred. The Company’s material obligations may result in significant cash payments in future periods beyond 2005. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

Acquisition of CodeLab Technology Group

On July 26, 2005 (the “Closing Date”), the Company acquired all of the issued and outstanding capital stock and equity interests of CodeLab Technology Group, Inc., a Delaware corporation (“CodeLab”), pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, the shareholders of CodeLab and certain holders of options to purchase CodeLab’s capital stock. CodeLab, a technology company based in Wakefield, Massachusetts, develops mission critical applications for financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes for the financial services sector. CodeLab also provides its customers with support, maintenance and other development services with respect to such software applications.

CodeLab will operate as a wholly-owned subsidiary of the Company. David Ritchie, the founder and Chief Executive Officer of CodeLab, John Francis, CodeLab’s President, and Mark Bramhall, CodeLab’s Chief Technology Officer, are each expected to remain with CodeLab in their current positions.

Upon closing, in consideration for all of the issued and outstanding capital stock of CodeLab, as well as the termination of all option agreements to purchase CodeLab’s capital stock, the Company delivered to the former shareholders and option holders of CodeLab a purchase price payment, consisting of cash and common stock of the Company, as follows: (i) a cash payment of $2,500,000, as adjusted for a holdback amount of $100,000 which shall be adjusted based on the results of a sales and use tax audit of CodeLab which was pending as of the Closing Date, and an adjustment for working capital pursuant to the terms of the Purchase Agreement; and (ii) 500,000 shares, in the aggregate, of the Company’s common stock, issued to Messrs. Ritchie, Francis and Bramhall.

The Purchase Agreement also provides for annual payments of contingent consideration to be paid to the former shareholders and option holders of CodeLab, in such proportions as have been allocated among themselves in advance, for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company at its sole option may elect to pay the annual contingent payments in all cash. The annual contingent payments consisting of cash and shares in the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods ending July 31, 2006, 2007 and 2008, and shall be made by the Company not later than 120 days following the end of such annual period.

The Purchase Agreement also contains customary representations, warranties and related indemnification provisions, including potential setoff rights of the Company with respect to the annual contingent payments which are payable to the former shareholders and option holders of CodeLab for certain indemnification claims as set forth in the Purchase Agreement. In addition, the Purchase Agreement includes non-compete provisions with respect to Messrs. Ritchie, Francis and Bramhall setting forth certain parameters under which these individuals are restricted from competing with the Company and CodeLab for stated time periods.

There can be no assurance that the Company will be able to successfully integrate CodeLab’s business with the other businesses of the Company. The Company could have difficulty retaining and assimilating new personnel and assimilating the services of the acquired business into the Company’s overall operations. These difficulties could disrupt the Company’s business, distract its management and employees, increase expenses and adversely affect the Company’s business, results of operations and financial condition.

On the Closing Date, contemporaneously with the execution of the Purchase Agreement, the Company sold 250 shares of its newly created series of preferred stock, having a par value of $.01 per share and a liquidation value of $10,000 per share and being designated as Series H Redeemable Preferred Stock (the “Series H Preferred Stock”), and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock (the “Series H Warrants”), for an aggregate purchase price of $2,500,000 in cash to three shareholders of the Company. See Liquidity and Capital Resources below for additional information concerning the Series H preferred stock and associated warrants.

The Company anticipates that it will provide the financial statements and pro forma financial information relating to its acquisition of CodeLab as required by Items 9.01(a) and 9.01(b) of Form 8-K by October 11, 2005. The Company anticipates providing such information in an amendment to the Company’s Current Report on Form 8-K filed on July 28, 2005, in which the Company initially reported the CodeLab acquisition.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company maintains an operational focus on solutions based on Microsoft technology. The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions and Information Worker Solutions competencies, while Allin Consulting-Pennsylvania has also been designated with the Security Solutions, Microsoft Business Solutions and Networking Solutions competencies. The Company’s technical expertise and quality of services have been recognized by Microsoft in several recent awards. In July 2005, Microsoft announced the selection of Allin Consulting-California as the winner of the West Region US Partner Field Award for Top Regional Partner – Winning on Value, to distinguish Allin Consulting-California as one of the best Microsoft partners in the West Region. Allin Consulting-California also received the Q2 2005 West Region Partner Competencies and Best Practices Award in recognition of exceptional expertise or competency by a partner. Allin Consulting-Pennsylvania received the Microsoft Q1 2005 Greater Pennsylvania District Area Award in recognition of its outstanding achievement as a Microsoft Partner. The Company intends to continue its specialization in Microsoft-based technology. Management believes that the Company’s Microsoft gold-certified partner status and technical competency designations provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings, which serves as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, collaborative- and business process-based products since Microsoft has historically relied extensively on third party partners to provide custom development and integration services to businesses implementing their technology.

The Company’s Technology Infrastructure, Collaborative Solutions and Business Process operations in its Pittsburgh and Northern California offices target businesses across a broad spectrum of industries, ranging from relatively small organizations to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes smaller to mid-market companies are more likely to utilize Microsoft-

oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Management believes the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and on the basis of performance in meeting customer needs.

Management believes the Company’s extensive experience in interactive media applications development and interactive televisions system implementation, the broad scope of developed applications, the large installed base of existing systems, and the cost effectiveness of the Company’s scalable interactive television solutions create competitive advantages for the Company over its competitors and make the Company the industry leader in providing interactive television applications and systems to the cruise market. The Company emphasizes these factors and the availability of comprehensive support services in marketing Interactive Media services and systems integration to the cruise industry. The Company’s management also evaluates opportunities for development and other consulting services or systems integration that arise with organizations outside the cruise industry.

Management anticipates that CodeLab will continue its present marketing focus on applications for financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes for the financial services sector.

The Company utilizes the Allin Solutions Framework for guiding the planning and conduct of solutions-oriented projects performed by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Allin Solutions Framework assists customers in aligning their business and technology objectives, allows solution planning to draw upon a resource knowledge base developed through past projects and provides a solution development discipline for organizing project teams and managing project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling projects based on scope, schedule and resources. The adaptable process includes four phases: The Solution Vision phase articulates the ultimate goals for the solution and defines the solution scope and the project boundaries. The Solution Design phase focuses on the delivery and acceptance of the design specifications, test and project plans and the schedule for solution development. The Solution Development phase results in the delivery of a functionally complete solution, ready for pilot usage. The Solution Deployment phase culminates in the production release of the installed application, training and documentation, and conversion of, or integration with, existing systems.

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

Revenue Recognition. Interactive Media and Systems Integration projects are frequently part of related arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying Interactive Media and Systems Integration projects frequently involve significant software modification including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 20% and 25% of the Company’s total revenue for the three-month periods ended June 30, 2004 and 2005, respectively, and 28% and 22% of the Company’s total revenue for the six-month periods ended June 30, 2004 and 2005, respectively.

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

The Company’s recognition method for revenue for fixed-price Systems Integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred under the related arrangements to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for Systems Integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For Systems Integration projects of this type, management must estimate expected total labor hours and costs at the beginning of the project. Management reviews the status of projects monthly, including labor hours incurred to date and expected for completion of the project, project timing, and issues impacting project performance. Management also considers the Company’s prior performance related to similar projects in determining expectations for current projects. Any changes to expected labor hours for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue recognition. Systems Integration arrangements do not include rights for software, hardware or equipment upgrades.

The Company’s practice areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 5% and 6% of the Company’s total revenue for the three-month periods ended June 30, 2004 and 2005, respectively, and 6% and 4% of the Company’s total revenue for the six-month periods ended June 30, 2004 and 2005, respectively.

Usage of the revenue recognition methods described above can result in acceleration of, or delay in, recognition of revenue if management’s estimates of certain critical factors, such as expected total project labor, are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status and consideration of past performance on similar projects mitigate the potential for inappropriate revenue recognition since the reviews result in each update of revenue recognition being based on both the latest available information and the Company’s project experience. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue recognition for these projects may also impact the carrying value, if any, of unbilled receivables, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins and deferred revenue on the Company’s Consolidated Balance Sheets.

Goodwill and Intangible Assets. As of June 30, 2005, the Company’s intangible assets included goodwill associated with the 1996 and 1998 acquisitions of Allin Consulting-California and Allin Consulting-Pennsylvania, and Accounting Technology Professionals L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) in 2004, customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems and the 2004 acquisition of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and a non-competition agreement associated with the Jimary Business Systems acquisition. As of June 30, 2005, recognized balances for the customer lists, non-competition agreement and goodwill were approximately $1,065,000, $27,000 and $1,012,000, respectively.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists and non-competition agreement, are amortized over their useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. The Company performs annual testing as of December 31 of each fiscal year. Key risk factors are monitored on an ongoing basis, and interim testing for potential impairment of goodwill or intangible assets will be performed if indicators of potential impairment arise.

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

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which Allin Consulting-Pennsylvania reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units of Allin Consulting-Pennsylvania and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors regarding the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists. Testing of the non-competition agreement utilizes a similar cash flow-based method. Industry information utilized for the annual testing as of December 31, 2004 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous information. The forecast reduction in longer-term growth rates resulted from expectations that future growth would more closely correlate with overall economic conditions and would be more dependent on economic return requirements than in the past and from the negative impact of the growing outsourcing of business to offshore technology enterprises. The Company recorded a loss of $191,000 as of December 31, 2004 to reflect the impairment of the customer list associated with the 1998 acquisition of Allin Consulting-Pennsylvania and to adjust the recognized value of the list to the then estimated level of discounted cash flows attributed to the list. No impairment was indicated for the other customer lists or the non-competition agreement.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. Systems Integration revenue experienced a significant period-to-period decline comparing the first halves of 2004 and 2005 due to a decline in the number of large projects undertaken and could continue to decline over the remainder of 2005 if the Company fails to obtain additional projects from existing or new customers. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising primarily from net operating loss carryforwards include projections for future Interactive Media and Systems Integration operations based solely on projects included in committed backlog or considered highly likely to be undertaken.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2004 and June 30, 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2004, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of June 30, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

Reclassifications. The Consolidated Statements of Operations for the three- and six month periods ended June 30, 2004 reflects reclassifications to the statement as previously reported to conform the prior period information to the current presentation of the statement. The reclassification did not impact the Company’s results of operations or earnings per share during these periods. On the Consolidated Statement of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $20,000 and $32,000 for the three- and six-month periods ended June 30, 2004, respectively. There is no change to aggregate gross profit for these periods.

Certain Related Party Transactions

During the three- and six-month periods ended June 30, 2004 and 2005, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was $34,000 during each of the three-month periods ended June 30, 2004 and 2005, and $68,000 during each of the six-month periods ended June 30, 2004 and 2005. This represented 2% of selling, general and administrative expenses during each of these periods. The Company has rented its Pittsburgh office space on a month-to-month basis since the expiration of a five-year lease on January 31, 2002. The Company’s landlord agreed to this arrangement until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to other space within the same building commensurate with its needs or, if such space is not available, space in another building. Management believes the current arrangement benefits both parties as the Company benefited from an expense reduction as compared to its previous lease rental costs and has deferred the cost and inconvenience of moving, while the landlord has deferred the costs associated with buildout of new space for the Company.

The Company also engaged in a transaction with related parties on July 26, 2005 when it issued and sold shares of its Series H Redeemable Preferred Stock and related warrants. See below under the caption “Liquidity and Capital Resources” for more information about the issuance and sale of the Series H Redeemable Preferred Stock and related warrants to related parties. The Company believes that the price for which it sold such securities was comparable to that for which it would have sold such securities to non-related parties.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended June 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$978	$947	(3)%
Collaborative Solutions	643	945	47%
Business Process	75	271	261%
Interactive Media	185	396	114%
Systems Integration	501	624	25%
Outsourced Services	145	179	23%
Information System Product Sales	75	435	480%
Other Services	47	40	(15)%

Consolidated Revenue	$2,649	$3,837	45%

Management attributes the decline of $31,000 in Technology Infrastructure revenue comparing the second quarters of 2004 and 2005 primarily to an easing of demand following a peak period. Management believes the period from the fourth quarter of 2003 through 2004 reflected unusually high demand for the Technology Infrastructure Practice Area due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management believes the level of Technology Infrastructure revenue realized in the second quarter of 2005 represents a strong level of demand given the relatively slight variance from the second quarter of 2004. Management believes that certain trends in technology remain favorable to long-term growth for Technology Infrastructure and contributed to the demand for services in the second quarter of 2005. Among these trends are heightened network security concerns due to threats from virus attacks and spyware, lost productivity from the intrusion of spam messages and increasing decentralization of information systems due to increasing service-oriented architecture (“SOA”) proliferation. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

A period-to-period increase of $302,000 in revenue for the Collaborative Solutions Practice Area was realized in the second quarter of 2005 as compared to the second quarter of 2004. Management believes the period-to-period increase in revenue is primarily attributable to strong demand for solutions based on Microsoft SharePoint technology. Microsoft SharePoint-based solutions capture, aggregate and integrate information across organizations and provide staff with individualized single points of access. Management also believes certain broad trends in technology are also favorable to long-term growth for Collaborative Solutions, including expected continuing growth of Internet-based commerce, increasing demand for customized applications meeting specific business needs, and applications supporting SOA proliferation and other emerging technologies, such as voice over internet protocol. Management believes these trends also contributed to the increased Collaborative Solutions revenue realized in the second quarter of 2005. Management expects that Collaborative Solutions revenue in future periods may increase from current levels due to the Company’s July 2005 acquisition of CodeLab. Management believes that the software development and support services provided by CodeLab are consistent with the types of Collaborative Solutions services offered by the Company. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

In December 2003, the Company commenced the operations of its Business Process Practice Area, which specializes in services based on Microsoft Business Solutions software. The Business Process Practice Area built on this initial base of operations throughout 2004 through increased marketing efforts and expansion of dedicated staff. In November 2004, the Company acquired two complementary businesses with a Microsoft Business Solutions focus, substantially increasing the technical expertise and marketing capabilities of the Business Process operations. Management primarily attributes the substantial period-to-period increase in Business Process revenue of $196,000 comparing the three months ended June 30, 2005 with the three months ended June 30, 2004 to the November 2004 acquisitions of Computer Resources and Jimary Business Systems. No assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period. There can also be no assurance that the Company will achieve successful long-term integration of the recently acquired businesses with the pre-existing Business Process operations.

The majority of Interactive Media and Systems Integration revenue in the second quarters of both 2004 and 2005 was realized from related arrangements for Interactive Media consulting, including technical architecture design, configuration services and post-installation technical support, and Systems Integration revenue for the implementation of specialized interactive television platforms aboard cruise ships, including computer software, hardware, and television-related equipment. During the second quarter of 2005, the Interactive Media Practice Area performed the majority of services related to an interactive television system project for the Carnival Liberty. There were no projects with comparable periods of peak activity that occurred during the second quarter of 2004. This variation in peak project activity is the primary cause of the period-to-period increase in Interactive Media revenue of $211,000 when comparing the second quarters of 2004 and 2005. Similarly, the majority of Systems Integration revenue in the second quarter of 2005 was realized from the related arrangements described above. Management also attributes the period-to-period increase in Systems Integration revenue of $123,000 to the inclusion of the peak period of activity for the Carnival Liberty implementation project occurring in the second quarter of 2005, with no comparable period of peak project activity occurring in the second quarter of 2004.

Historically, the majority of the Company’s Interactive Media revenue has been derived from projects for the design, configuration and support of shipboard interactive television systems, while the majority of Systems

Integration revenue has been derived from the implementation of these systems on newly constructed cruise ships. The level of cruise industry new-build commitments has been low during 2004 and 2005, resulting in a significant reduction in the Company’s backlog over 2004 and the first half of 2005 for these segments. Although existing ship orders indicated the level construction for new cruise ships is expected to increase over the next three years, there can be no assurance that the Company will receive orders for additional systems, which can be placed in the late construction stages for a ship. In addition to pursuing opportunities for interactive television systems, management is actively marketing interactive television systems for ships currently in service, is seeking to engage additional cruise industry customers and is pursuing opportunities in other markets for services based on interactive media technology. Interactive Media and Systems Integration revenue for 2005 will likely decline significantly from levels realized in 2004 and prior years if the Company is unsuccessful in obtaining new projects. In July 2005, the Company received an order for an interactive system for the Royal Caribbean ship Freedom of the Seas, which will be the world’s largest cruise ship when it enters service in 2006. Although activity related to this project is expected to begin in 2005, the majority of revenue is not expected to be realized until 2006.

The period-to-period increase in Outsourced Services revenue reflects activity for an additional customer during the second quarter of 2005. This engagement is expected to be shorter than the long-term nature typical of the other existing engagements, so there can be no assurance that Outsourced Services revenue will continue to be realized at current levels in any future period. The $360,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing the second quarters of 2004 and 2005, was primarily attributable an increase in sales of Microsoft Business Solutions products which resulted from the growth in Business Process consulting services following the Company’s November 2004 business acquisitions. Revenue for the Other Services segment represented no more than 2% of consolidated revenue in the second quarters of either 2004 or 2005.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended June 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Period-to- Period% Increase (Decrease)
Technology Infrastructure	$444	$414	(7)%
Collaborative Solutions	318	435	37%
Business Process	37	128	246%
Interactive Media	105	49	(54)%
Systems Integration	197	298	51%
Outsourced Services	109	138	27%
Information System Product Sales	63	314	398%
Other Services	21	10	(48)%

Consolidated Cost of Sales	$1,294	$1,786	38%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area corresponds with the change in revenue, comparing the second quarter of 2005 to the second quarter of 2004, and results from the decrease in the level of services provided. In percentage terms, the decrease in cost of sales was greater than the decrease in revenue, indicating a decrease in the proportion of average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area is also consistent with the change in revenue, but smaller in percentage terms, indicating overall improvement in the fee to cost relationship for consultants. The significant period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services following the Computer Resources and Jimary Business Systems acquisitions. The increase in cost of sales for Business Process is consistent with the change in revenue, both in aggregate and percentage terms.

A decrease in Interactive Media consulting cost of sales, comparing the three months ended June 30, 2005 with the three months ended June 30, 2004, was realized despite a corresponding period-to-period increase in revenue. Management attributes the result primarily to a change in the mix of the types of project activity. The second quarter of 2004 included higher activity levels on projects utilizing primarily development and technical support resources, which are higher-cost resources. As noted above, activity in the second quarter of 2005 was concentrated on the peak shipyard portion of Carnival Liberty project, which primarily utilized lower-cost labor resources.

The period-to-period increase in Systems Integration cost of sales is primarily attributable to the corresponding increase in revenue which resulted because of the increase in peak-period project activity during the second quarter of 2005.

The period-to-period increase in cost of sales for the Outsourced Services segment, comparing the second quarters of 2004 and 2005, was consistent with the corresponding period-to-period increase in revenue. The significant increase in cost of sales for the Information System Product Sales segment, comparing the second quarters of 2004 and 2005, resulted from significant growth in sales of Microsoft Business Solutions software and related products following the Company’s November 2004 acquisitions of two businesses specializing in this area of technology. The period-to-period decrease in Other Services cost of sales relates to a decrease in the amount of out-of-pocket expenses billed to customers.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended June 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$534	$533	—%
Collaborative Solutions	325	510	57%
Business Process	38	143	276%
Interactive Media	80	347	334%
Systems Integration	304	326	7%
Outsourced Services	36	41	14%
Information System Product Sales	12	121	908%
Other Services	26	30	15%

Consolidated Gross Profit	$1,355	$2,051	51%

Technology Infrastructure gross profit was virtually unchanged, comparing the second quarters of 2004 and 2005, despite a decrease in Technology Infrastructure revenue. The improvement in gross profit in percentage terms resulted from period-to-period improvement in hourly fees that exceeded any comparable increase in hourly labor costs. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $185,000. As discussed above, management believes the change reflects strong demand for solutions based on Microsoft SharePoint technology. Collaborative Solutions also experienced period-to-period improvement in average hourly fees when comparing the second quarter of 2005 to the second quarter of 2004, which exceeded any increase in the average hourly cost of labor for the Company’s Collaborative Solutions consultants. There can be no assurance, however, that this trend will continue in future periods. The substantial growth in gross profit for the Business Process Practice Area, comparing the second quarter of 2005 to the second quarter of 2004, resulted from the acquisitions of Computer Resources and Jimary Business Systems late in 2004 and increased marketing efforts and expansion of dedicated staff throughout 2004.

Gross profit from Interactive Media consulting services increased by $267,000, comparing the second quarters of 2004 and 2005, despite a smaller period-to-period increase in consulting revenue. As discussed above, management attributes the result primarily to a change in the mix of the types of project activity, with more extensive use of lower-cost resources on project activity during the second quarter of 2005.

The period-to-period increase in Systems Integration gross profit, comparing the second quarter of 2005 to the second quarter of 2004, is primarily attributable to the corresponding increase in revenue which resulted because of the increase in peak-period project activity during the second quarter of 2005.

The period-to-period increase in gross profit for the Outsourced Services segment reflects the inclusion of an engagement with an additional customer in the second quarter of 2005, as discussed above. The significant increase in gross profit for the Information System Product Sales segment resulted from significant period-to-period growth in sales of Microsoft Business Solutions software and related products following the November 2004 acquisitions of two businesses specializing in this area of technology. In percentage terms, Information System Product Sales gross profit increased at a higher rate than revenue. Management attributes this to unusually low gross profit during the second quarter of 2004, when the smaller base was more sensitive to sales with unusually low gross profit percentages.

Selling, General & Administrative Expenses

The Company recorded $1,947,000 in selling, general & administrative expenses during the three months ended June 30, 2005, including $75,000 for depreciation and amortization and $1,872,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $1,485,000 during the three months ended June 30, 2004, including $50,000 for depreciation and amortization, a $2,000 loss on disposal of equipment and $1,433,000 for other selling, general & administrative expenses. The increase in aggregate selling, general & administrative expenses was $462,000, or 31%.

The period-to-period increase in other selling, general & administrative expenses was $439,000, or 31%. The most significant factors in the increase are labor-related. These include a period-to-period increase in the Company’s workforce, primarily for consultants for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas and sales and marketing personnel. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. The increase in the size of the Company’s technical workforce was concentrated in the Technology Infrastructure and Collaborative Solutions Practice Areas, which experienced periods of increasing demand over 2004 or the first half of 2005, respectively, and in the Business Process Practice Area as a result of demand growth and acquisitions. The Company also experienced significant period-to-period increases among certain non-compensation-related components of other selling, general and administration expenses, including travel expenses and research and development. Management attributes the increase in travel expenses primarily to increased marketing and sales efforts. The research and development expense activities were centered on application development and platform refinements for thick-client interactive television solutions.

Depreciation and amortization were $75,000 for the second quarter of 2005, as compared to $50,000 for the second quarter of 2004. The increase of $25,000, or 50%, is primarily due to the 2005 period including amortization expense related to the customer lists and non-competition agreement recorded in association with the November 2004 acquisitions of Jimary Business Systems and Computer Resources.

Net Income (Loss)

The Company recorded net income of $108,000 for the three months ended June 30, 2005, as compared to a net loss of $138,000 for the three months ended June 30, 2004. The $246,000 improvement in profitability is attributable to the $696,000 improvement in gross profit from operations resulting from the factors discussed above, offset by the $462,000 increase in selling, general & administrative expenses.

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

The following table sets forth revenue for the Company’s operating segments for the six-month periods ended June 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Period-to- Period% Increase (Decrease)
Technology Infrastructure	$1,851	$1,589	(14)%
Collaborative Solutions	1,402	1,972	41%
Business Process	127	589	364%
Interactive Media	675	857	27%
Systems Integration	1,404	776	(45)%
Outsourced Services	307	339	10%
Information System Product Sales	172	683	297%
Other Services	67	107	60%

Consolidated Revenue	$6,005	$6,912	15%

Management attributes the decline of $262,000 in Technology Infrastructure revenue comparing the first halves of 2004 and 2005 primarily to an easing of demand following a peak period. Management believes the period from the fourth quarter of 2003 through 2004 reflected unusually high demand for the Technology Infrastructure Practice Area due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management notes, however, that a significant majority of the period-to-period decline occurred in the first quarter of 2005, as revenue realized in the second quarter of 2005 represents only a slight negative variance from the second quarter of 2004. Management believes that certain trends in technology, as noted above in the discussion of quarterly results, have helped to mitigate the normal decline in demand following a period of unusually high activity. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

A period-to-period increase of $570,000 in revenue for the Collaborative Solutions Practice Area was realized in the first half of 2005 as compared to the first half of 2004. Management believes the period-to-period increase in revenue is attributable to strong demand for solutions based on Microsoft SharePoint technology and certain broad trends in technology favorable to long-term growth for Collaborative Solutions, as discussed above. Management expects that Collaborative Solutions revenue in future periods may increase from current levels due to the Company’s July 2005 acquisition of CodeLab. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the substantial period-to-period increase in Business Process revenue of $462,000 comparing the six months ended June 30, 2005 with the six months ended June 30, 2004 to the November 2004 acquisitions of Computer Resources and Jimary Business Systems, as well as increased marketing efforts and expansion of dedicated staff throughout 2004. However, no assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period or that the Company will achieve successful long-term integration of the recently acquired businesses with the pre-existing Business Process operations.

The majority of Interactive Media consulting revenue in the first halves of both 2004 and 2005 was realized from technical architecture design, configuration services and post-installation technical support related to interactive television systems installed on cruise ships. The period-to-period increase in revenue of $182,000, comparing the six months ended June 30, 2005 to the six months ended June 30, 2004, was attributable to the inclusion in the first half of 2005 of the remaining consulting revenue under two fixed-price arrangements upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components. Revenue recognition during the first half of 2004 was not similarly impacted.

Under arrangements with the Company’s cruise line customers related to the Interactive Media consulting services described above, the Company also recognized Systems Integration revenue for the implementation of specialized interactive television platforms aboard cruise ships, including computer software, hardware, and television-related equipment. During the first half of 2005, Systems Integration revenue reflected the peak period of implementation activity for only one interactive television system project for the Carnival Liberty. During the first half of 2004, Systems Integration revenue reflected the peak period of implementation activity for two interactive television system projects for the Carnival Miracle and Royal Caribbean Jewel of the Seas. This variation in peak project activity is the primary cause of the period-to-period decline in Systems Integration revenue of $628,000.

As discussed above, the level of cruise industry new-build commitments has been low during 2004 and 2005, resulting in significant reduction in the Company’s backlog over 2004 and the first half of 2005 for these segments. In addition to pursuing opportunities for interactive television systems, management is actively marketing interactive television systems for ships currently in service, is seeking to engage additional cruise industry customers and is pursuing opportunities in other markets for services based on interactive media technology. Interactive Media and Systems Integration revenue for 2005 will likely decline significantly from levels realized in 2004 and prior years if the Company is unsuccessful in obtaining new projects. In July 2005, the Company received an order for an interactive system for the Royal Caribbean ship Freedom of the Seas, which will be the world’s largest cruise ship when it enters service in 2006. Although activity related to this project is expected to begin in 2005, the majority of revenue is not expected to be realized until 2006. There can be no assurance that the Company will receive orders for additional systems.

The period-to-period increase in Outsourced Services revenue reflects activity for an additional customer during the first half of 2005. This engagement is expected to be shorter than the long-term nature typical of the other existing engagements, so there can be no assurance that Outsourced Services revenue will continue to be realized at current levels in any future period. The $511,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing the first halves of 2004 and 2005, was primarily attributable to an increase in sales of Microsoft Business Solutions products which resulted from the growth in Business Process consulting services following the Company’s November 2004 business acquisitions. Revenue for the Other Services segment represented no more than 2% of consolidated revenue in the first halves of either 2004 or 2005, with the period-to-period increase resulting from an increase in referral commissions.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the six-month periods ended June 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Period-to- Period% Increase (Decrease)
Technology Infrastructure	$825	$702	(15)%
Collaborative Solutions	680	905	33%
Business Process	60	248	313%
Interactive Media	271	90	(67)%
Systems Integration	621	370	(40)%
Outsourced Services	238	262	10%
Information System Product Sales	123	491	299%
Other Services	33	31	(6)%

Consolidated Cost of Sales	$2,851	$3,099	9%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area, comparing the first half of 2005 to the first half of 2004, corresponds with the change in revenue and results from the decrease in the level of services provided. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area is also consistent with the change in revenue, but smaller in percentage terms, indicating a decrease in the proportion of the average hourly cost of consultant labor for Collaborative Solutions to average hourly fees. The significant period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services following the Computer Resources and Jimary Business Systems acquisitions. The increase in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating period-to-period improvement in the proportion of labor costs to revenue.

A decrease in Interactive Media consulting cost of sales, comparing the six months ended June 30, 2005 with the six months ended June 30, 2004, was realized despite a corresponding period-to-period increase in revenue. Management primarily attributes the result to customer acceptance of two fixed-price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision to not utilize certain alternate system components resulted in project completion at a reduced labor budget. A secondary factor was a change in the mix of the types of project activity. The first half of 2004 included higher activity levels on projects utilizing development and technical support resources, which are higher-cost resources.

The period-to-period decrease in Systems Integration cost of sales is consistent with the corresponding decrease in revenue. During the first half of 2005, Systems Integration cost of sales reflected the peak period of implementation activity for only one shipboard interactive television system, as compared to the peak period of activity for two systems during the first half of 2004.

The period-to-period increase in cost of sales for the Outsourced Services segment, comparing the first halves of 2004 and 2005, was consistent with the corresponding period-to-period increase in revenue. The significant increase in cost of sales for the Information System Product Sales segment, comparing the first halves of 2004 and 2005, resulted from significant growth in sales of Microsoft Business Solutions software and related products following the Jimary Business Systems and Computer Resources acquisitions in November 2004. The period-to-period decrease in Other Services cost of sales relates to a decrease in the amount of out-of-pocket expenses billed to customers.

The following table sets forth gross profit for the Company’s operating segments for the six-month periods ended June 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Period-to- Period% Increase (Decrease)
Technology Infrastructure	$1,026	$887	(14)%
Collaborative Solutions	722	1,067	48%
Business Process	67	341	409%
Interactive Media	404	767	90%
Systems Integration	783	406	(48)%
Outsourced Services	69	77	12%
Information System Product Sales	49	192	292%
Other Services	34	76	124%

Consolidated Gross Profit	$3,154	$3,813	21%

The period-to-period decrease in gross profit for the Technology Infrastructure Practice Area, comparing the first half of 2005 to the first half of 2004, corresponds with the change in revenue and results from the decrease in the level of services provided. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $345,000. Management believes the change is attributable to strong demand for solutions based on Microsoft SharePoint technology and period-to-period improvement in the proportion of average hourly fees to average hourly labor cost. There can be no assurance, however, that this trend will continue in future periods. The substantial growth in gross profit for the Business Process Practice Area of $274,000, comparing the first half of 2005 to the first half of 2004, resulted from the acquisitions of Computer Resources and Jimary Business Systems late in 2004 and increased marketing efforts and expansion of dedicated staff throughout 2004.

Gross profit from Interactive Media consulting services increased by $363,000, comparing the first halves of 2004 and 2005, despite a smaller period-to-period increase in consulting revenue. As discussed above, management attributes the result to customer acceptance of two fixed-price projects, which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects, and a change in the mix of the types of project activity, with more extensive use of lower-cost resources on project activity during the first half of 2005.

The period-to-period decrease in Systems Integration gross profit, comparing the first half of 2005 to the first half of 2004, is consistent with the corresponding decrease in revenue. During the first half of 2005, Systems Integration gross profit reflected the peak period of implementation activity for only one shipboard interactive television system, as compared to the peak period of activity for two systems during the first half of 2004.

The period-to-period increase in gross profit for the Outsourced Services segment resulted from the inclusion of an engagement with an additional customer in the second quarter of 2005. The significant increase in gross profit for the Information System Product Sales segment resulted from significant period-to-period growth in sales of Microsoft Business Solutions software and related products following the November 2004 acquisitions of Jimary Business Systems and Computer Resources, two businesses specializing in this area of technology. Gross profit for the Other Services segment represented no more than 2% of consolidated gross profit in the first half of either 2004 or 2005. The period-to-period increase in gross profit related primarily to referral commissions.

Selling, General & Administrative Expenses

The Company recorded $3,875,000 in selling, general & administrative expenses during the six months ended June 30, 2005, including $140,000 for depreciation and amortization and $3,735,000 for other selling, general & administrative expenses. Selling, general & administrative expenses were $3,091,000 during the six months ended June 30, 2004, including $96,000 for depreciation and amortization and $3,002,000 for other selling, general & administrative expenses, net of a gain of $7,000 related to disposal of equipment. The period-to-period increase in aggregate selling, general & administrative expenses was $784,000, or 25%.

The period-to-period increase in other selling, general & administrative expenses was $733,000, or 24%. The most significant factors in the increase are labor-related. These include a period-to-period increase in the Company’s workforce, primarily for consultants for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas and sales and marketing personnel. As discussed above, the Company’s general expenses include the cost of non-billable time for the Company’s consultants and will often increase in periods when the Company is adding to its productive workforce. The increase in the size of the Company’s technical workforce was concentrated in the Technology Infrastructure and Collaborative Solutions Practice Areas, which experienced periods of increasing demand over 2004 or the first half of 2005, respectively, and in the Business Process Practice Area as a result of demand growth and acquisitions. As discussed above, significant period-to-period expense increases were also incurred for travel due to increased marketing and sales efforts and research and development centered on application development and platform refinements for thick-client interactive television solutions.

Depreciation and amortization were $140,000 for the first half of 2005, as compared to $96,000 for the first half of 2004. The increase of $44,000, or 46%, in the 2005 period is primarily due to the amortization expense related to the customer lists and non-competition agreement recorded in connection with the November 2004 acquisitions of Jimary Business Systems and Computer Resources.

Net Income (Loss)

The Company recorded a net loss of $66,000 for the six months ended June 30, 2005, as compared to net income of $43,000 for the six months ended June 30, 2004. The $109,000 decline in profitability is attributable to the $784,000 period-to-period increase in selling, general & administrative expenses exceeding the $659,000 improvement in gross profit from operations. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2005, the Company had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of that date, the Company also did not have any non-consolidated special purpose entities.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash and liquid cash equivalents of $1,808,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2004 was a decrease of $1,283,000. The Company repaid an outstanding note in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California on April 15, 2005, the maturity date of the note. Accrued interest of approximately $79,000 was also paid on April 15, 2005. The repayment of the note balance and accrued interest was the most significant factor affecting the Company’s cash position during the first half of 2005.

The Company recognized a net loss for the six months ended June 30, 2005 of $66,000. The Company recorded net non-cash expenses of $157,000 for depreciation of property and equipment, amortization of intangible assets and an increase in its allowance for doubtful accounts receivable, resulting in net cash provided of $91,000 from operations statement activity. Changes in working capital resulted in a net cash use of $129,000 for the six months ended June 30, 2005. Major working capital adjustments resulting in cash used included decreases in billings in excess of costs and estimated gross margins and other accrued liabilities of $369,000 and $146,000, respectively, and an increase in costs and estimated gross margins in excess of billings of $281,000. Progress on the Carnival Liberty project was the primary factor resulting in these working capital changes. The final project milestones for this project were billed after June 30, 2005. Major working capital adjustments resulting in cash provided included a decrease in accounts receivable of $503,000 and an increase in accrued compensation and payroll taxes of $114,000. The net result of the operations statement activity and working capital adjustments was net cash used of $38,000 related to operating activities. Investing activities resulted in a net cash use of $69,000 for the six months ended June 30, 2005, primarily for capital expenditures for computer hardware for the Company’s increased workforce and periodic upgrading of technology and for improvements to the Company’s communications systems. Financing activities resulted in a net cash use of $1,176,000 for the six months ended June 30, 2005, including the $1,000,000 note repayment and payment of preferred stock dividends of $177,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the six succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2005. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2005, maximum borrowing availability under the S&T Loan Agreement was approximately $1,467,000. There was no outstanding balance under the S&T Loan Agreement as of June 30, 2005, and there have been no borrowings subsequent to that date.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During 2005, the interest rate under the S&T Loan Agreement has ranged from a low of 6.25% to a high of 7.25%, which was in effect as of June 30, 2005. There have been no changes to the applicable interest rate subsequent to that date. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during 2004 or the first half of 2005 as the Company had no borrowings outstanding during this period. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Change in Terms Agreement filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004. S&T Bank waived prohibitions on transactions to the extent necessary for the Company to carry out its July 2005 acquisition of CodeLab. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred shares. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. In July 2005 prior to its issuance, S&T Bank waived any prohibition to the Company declaring or paying dividends related to its newly issued Series H Redeemable Preferred Stock.

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended June 30, 2005,. The Company was in compliance with all other covenants as of June 30, 2005 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of June 30, 2005, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through September 30, 2005. Accrued but unpaid dividends on the Series C preferred stock were $2,551,000 as of June 30, 2005 and $2,598,000 as of August 11, 2005. Payment of accrued dividends on Series C preferred stock is scheduled to occur within ten days of June 30, 2006. Payment in accordance with the schedule or thereafter is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. The Company will monitor business conditions and evaluate liquidity considerations during the period prior to June 30, 2006 to determine the advisability of meeting the scheduled payment or deferring payment. The Company believes it is more likely that payment of accrued dividends will be deferred. If the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement prior to the scheduled payment. Accrued dividends on Series C preferred stock are expected to be $2,967,000 as of June 30, 2006. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, further dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.

As of June 30, 2005, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of June 30, 2005 and $5,000 as of August 11, 2005.

As of June 30, 2005, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of June 30, 2005 and $49,000 as of August 11, 2005.

As of June 30, 2005, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $30,000 as of June 30, 2005 and $14,000 as of August 11, 2005. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

On July 25, 2005, the Company filed a Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation was effective as of the date filed. The Certificate of Designations was filed as Exhibit 3(I) to the Company’s Current Report on Form 8-K filed on July 28, 2005. Under the Certificate of Designation, 250 shares of authorized but unissued preferred stock were designated as Series H Redeemable Preferred Stock (the “Series H preferred stock”). The Series H preferred stock will rank senior to the common stock of the Company and all other currently designated series of preferred stock of the Company. The Series H preferred stock is not convertible into the Company’s common stock.

On July 26, 2005, the Company sold 250 shares of of the Series H preferred stock, having a par value of $.01 per share and a liquidation value of $10,000 per share, and related warrants (the “Series H Warrants”) to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, for an aggregate purchase price of $2,500,000 in cash to three accredited investors, Henry Posner, Jr., Rosetta Capital Partners L.P. and Churchill Group, LLC (the “Series H Preferred Stockholders”), pursuant to separate Subscription Agreements (the “Subscription Agreements”). Henry Posner, Jr. is deemed to be a beneficial holder of greater than five percent of the Company’s common stock. Churchill Group LLC is an entity in which William C. Kavan, a non-employee director of the Company and a beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest. Rosetta Capital Partners L.P. is an entity in which Thomas D. Wright, who is deemed to be a beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest. Each of Messrs. Posner, Kavan and Wright hold shares of one or more of the Company’s other series of preferred stock. The Company used the proceeds from the sale of the Series H preferred stock and the Series H warrants in connection with its acquisition of all of the equity interests of CodeLab.

The holders of the Series H preferred stock will be entitled to receive cash dividends at a rate per annum of 12% of the Liquidation Value (as defined below). Dividends will be payable quarterly in arrears on each October 31, January 31, April 30 and July 31 to the extent declared by the Board of Directors. To the extent that dividends are not paid on a particular quarterly payment date, such dividends will accrue and compound on a quarterly basis and will be paid on or before the date of redemption. So long as any shares of Series H preferred stock are outstanding, no cash dividends may be paid or distributions made on any class of preferred stock ranking junior to the Series H preferred stock either as to dividends or upon liquidation until all accrued but unpaid dividends, if any, on the Series H preferred stock have been paid; and no cash dividends may be paid or distributions made on the common stock of the Company unless the Company has obtained the prior consent of the holders of a majority of the outstanding shares of the Series H preferred stock. Accrued but unpaid dividends on Series H preferred stock were $13,000 as of August 11, 2005.

In the event of the liquidation, dissolution or winding up of the Company, the holders of shares of Series H preferred stock will be entitled to receive payment of $10,000 per share (the “Liquidation Value”) held by them, plus accrued, compounded and unpaid dividends, if any, on such shares. The Liquidation Value of the Series H preferred stock will be paid before any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any class of stock of the Company ranking junior to the Series H preferred stock either as to dividends or upon liquidation. Any of the rights and preferences of the holders of the Series H preferred stock may be waived by the affirmative vote of the holders of a majority of the shares of the Series H preferred stock.

There is no mandatory redemption date for the Series H preferred stock. However, at any time, the Company will have the right to redeem all or part of the outstanding shares of the Series H preferred stock. If fewer than all of the outstanding shares of the Series H preferred stock will be redeemed, such shares will be redeemed on a pro rata basis among the holders of such shares. The redemption price will be $10,000 per share, plus all accrued, compounded and unpaid dividends, if any, on such shares as of the date of redemption. So long as any shares of Series H preferred stock are outstanding, the Company will not redeem, purchase or otherwise acquire for value any preferred stock ranking junior to the Series H preferred stock either as to dividends or liquidation or set aside funds for any sinking or analogous fund for the redemption or purchase of such shares unless all outstanding shares of the

Series H Preferred Stock have been redeemed immediately prior to or concurrently therewith; or redeem, purchase or otherwise acquire for value any shares of common stock or set aside funds for any sinking or analogous fund for the redemption or purchase of such shares unless the Company has obtained the prior consent of the holders of a majority of the outstanding shares of the Series H Preferred Stock.

The Series H Warrants will initially be exercisable for an aggregate of 2,500,000 shares of the Company’s common stock, subject to adjustment for stock splits, reverse stock splits, dividends, recapitalizations, reclassifications and otherwise. The initial exercise price of the Series H Warrants will be equal to $1.00 per share. The number of shares for which the Series H Warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a “dilutive issuance” involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the exercise price or 85% of the market price of the common stock. For purposes of the Series H Warrants, a “dilutive issuance” will not include any grants of options under any Company stock option plan that has been approved by the Company’s Board of Directors or any issuance of common stock as a result of the exercise of such options, provided that the exercise price of any such option is not less than the fair market value of the common stock on the date of the grant; issuance of common stock upon the conversion of any shares of preferred stock of the Company outstanding on July 26, 2005 or upon the conversion of any other convertible debt or other convertible securities of the Company outstanding on that date; or issuance of common stock upon the exercise of warrants outstanding on July 26, 2005 and of warrants issued to the holders of the Series H preferred stock. Payment of the exercise price may be made (i) in cash, (ii) by delivery to the Company of shares of Series C preferred stock, Series D preferred stock,, or Series F preferred stock having an aggregate liquidation value plus accrued and unpaid dividends, if any, equal to the exercise price for the number of shares to be purchased upon exercise, or (iii) by delivery to the Company of shares of Series G preferred stock having an aggregate liquidation value, which aggregate liquidation value shall include an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of exercise after giving effect to all dividends paid on such shares of Series G Preferred Stock through the date of exercise, if any, equal to the exercise price for the number of shares to be purchased upon exercise. The Series H Warrants will expire on July 26, 2020, unless exercised earlier.

The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock. As discussed above, S&T Bank has waived any prohibition under the S&T Loan Agreement that would preclude payment of current dividends payable in the ordinary course of business on the Company’s Series H preferred stock. Each of the Certificates of Designation governing the Series C, D, F and G preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion rate for Series G preferred stock may also be adjusted in the event of certain dilutive issuances of equity stock or stock equivalents of the Company, as described in the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock, which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on January 4, 2001.

The Company expects to continue to accrue dividends for the Series C, D, F and G preferred stock and to commence accrual of dividends for the Series H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F and G preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock, aggregate scheduled dividend payments related to the Series D, F, G and H preferred stock are $258,000 for the second half of 2005. If the Company has legally available funds, the Company determines that business conditions and liquidity considerations would make payment advisable and the current prohibition under the Company’s credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, $2,967,000 of dividends may be paid within ten days of June 30, 2006 related to the Series C preferred stock. However, the Company believes it is more likely that the scheduled payment will be deferred. If the initial scheduled payment of dividends on Series C preferred stock is made, aggregate scheduled quarterly dividend payments for 2006 for Series D, F, G and H preferred stock and for Series C preferred stock subsequent to the initial scheduled payment are $790,000. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Assuming no redemption or conversion of preferred stock occurs, estimated annual dividend payment requirements for 2007 and beyond are $1,015,000 per year.

In connection with the Company’s December 29, 2000 sale of Series G preferred stock, the purchasers of Series G preferred stock also received warrants to purchase an aggregate of 857,138 shares of common stock which have an exercise price of $1.75 per share. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C preferred stock or Series D preferred stock. The warrants will expire December 29, 2005, unless exercised earlier.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Based on the Company’s operations through June 30, 2005, the Company does not believe it is more likely than not that contingent purchase consideration will be due for the first annual period. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of each such annual period.

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources. Contingent purchase consideration paid in respect of the fourth quarter of 2004 and the first two quarters of 2005 was $14,000. An estimate of $25,000 for additional purchase consideration was recorded in the second quarter of 2005 as management believes this amount is likely to become due in future periods.

In February 2005, Allin Consulting-Pennsylvania and Truefit Solutions, Inc. (“Truefit”) entered into an Asset Purchase Agreement under which Allin Consulting-Pennsylvania purchased from Truefit a customer list and became obligated to make payments of contingent purchase consideration based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to customers identified on schedules to the agreement. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it purchased the customer list. Contingent purchase consideration paid in respect of the period through June 30, 2005 was $1,000. Management does not believe future consideration payments related to this agreement will be material.

Capital expenditures during the six months ended June 30, 2005 were $72,000 and included purchases of computer hardware for the Company’s increased workforce and periodic upgrading of technology, improvements to the Company’s communications systems and for leasehold improvements to the Company’s Ft. Lauderdale office. Management forecasts that capital expenditures during the remainder of 2005 will not exceed $125,000. Management expects that capital expenditures during this period will be for the Company’s periodic upgrading of technology and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during 2005 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company’s cash balances may be diminished over the remainder of 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisitions of businesses and other factors. The number of major consulting projects for the Interactive Media Practice Area and Systems Integration projects currently committed for 2005 is fewer than were performed in 2004, which may negatively impact the Company’s cash balances if the Company is unsuccessful in obtaining additional projects to be performed over the remainder of 2005. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time-to-time seek opportunities to acquire businesses or assets that would complement existing operations or expand the geographic scope of the Company’s operations, such as the Company’s July 2005 acquisition of CodeLab. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company was unable to renew or replace the current credit facility after its expiration in September 2005. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Risk Factors

Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecasts,” “estimate,” “likely,” “anticipate” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Integration of Acquired Businesses. Since December 2003, the Company has acquired the business operations of Information Designs, Inc. (“Information Designs”), the operating assets of Computer Resources and Jimary Business Systems, each of which offered consulting services based on Microsoft Business Solutions technology and sold Microsoft Business Solutions technology products and all of the outstanding equity interests of CodeLab, an application developer specializing in technology services for financial services firms. Information Designs, Jimary Business Systems and Computer Resources were based in Pittsburgh, Pennsylvania while CodeLab is based in Wakefield, Massachusetts.

The Company utilized the operations acquired from Information Designs as the initial base of a Business Process Practice Area for its Pittsburgh operations. The Company integrated the Computer Resources and Jimary Business Systems operations into the Business Process Practice Area following the November 2004 acquisitions of the businesses. Since the period of operation as a combined practice has been brief, there can be no assurance that the integration of these businesses will be successful on a long-term basis. The Company has experienced the loss of certain personnel and customers from the acquired businesses and could have difficulty over the remainder of 2005 and beyond with retention of personnel and customers from the acquired businesses and assimilation of the services of the acquired businesses into the Company’s operations. These difficulties could disrupt the Company’s business, distract its management and employees, adversely affect the utilization of its personnel, increase expenses and adversely affect the Company’s business, results of operations and financial condition.

The Company could experience future difficulty with retention of CodeLab’s personnel and customers and assimilation of CodeLab’s services into the Company’s operations. The acquisition of CodeLab also presents additional risks due to geographic separation of its operations from the Company’s management and due to CodeLab’s focus on providing services to one market sector and significant concentration of services among several large customers. These difficulties could disrupt the Company’s business, distract its management and employees, adversely affect the utilization of its personnel, increase expenses and adversely affect the Company’s business, results of operations and financial condition. The Company will also be subject to risk from general economic conditions or events that negatively impact the financial services sector.

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

Dependence on Key Personnel. The Company’s success is dependent on a number of key management, technical and operational personnel for the management of consulting and systems integration operations, integration of acquired businesses into the Company’s operations, development of new markets and timely execution of projects. The loss of one or more of these individuals could have an adverse effect on the Company’s business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

Backlog. As of June 30, 2005, the Company’s total committed backlog for consulting services and systems integration was $2,337,000, all of which is expected to be realized as revenue during the remainder of 2005. Revenue realized during the first six months of 2005 plus backlog as of June 30, 2005 represents 83% of 2004 consulting and integration services revenue. Backlog includes unrealized revenue for fixed price projects and management’s estimate of future fees for projects billed on an hourly basis. The actual revenue realized from the projects included in backlog is subject to variability in timing due to project schedule delays or acceleration and to variability in amount due to many factors, including the actual project needs for hourly-based projects and additions or reductions in project scope.

As of June 30, 2005, committed backlog for Interactive Media Practice Area consulting services was approximately $258,000, all of which is expected to be realized during 2005. Revenue realized during the first six months of 2005 plus backlog as of June 30, 2005 represents 69% of 2004 Interactive Media consulting revenue. To date, the majority of significant Interactive Media consulting projects have been for architecture design and configuration of interactive television systems for newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2005 than in 2003 or 2004. The remaining work to be performed for one significant interactive television system implementation project, for the Carnival Liberty, is the only project of this type included in the backlog as of June 30, 2005.

The majority of significant Systems Integration projects has been for implementation of interactive television systems on newly built ships under related arrangements to the Interactive Media consulting services described above. As of June 30, 2005, committed backlog for Systems Integration was approximately $190,000, all of which is expected to be realized during 2005. Revenue realized during the first six months of 2005 plus backlog as of June 30, 2005 represents 34% of 2004 Interactive Media consulting revenue.

The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. Management is also making ongoing efforts to lower system costs and create programs that enhance cruise lines’ incremental revenue and return on investment, as well as seeking opportunities outside of the cruise industry. Failure to obtain a significant number of additional projects would likely significantly and negatively impact the Company’s business, results of operations and financial condition during the remainder of 2005. The level of cruise industry new-build commitments is expected to increase beginning in 2006. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional orders for the Company.

As of June 30, 2005, backlogs for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas were $437,000, $670,000 and $782,000, respectively. Revenue realized during the six months ended June 30, 2005 plus backlog as of that date for these practice areas represents 55%, 102% and 316%, respectively, of 2004 Technology Infrastructure, Collaborative Solutions and Business Process revenue. The committed backlog for the Technology Infrastructure and Collaborative Solutions Practice Areas represents a short lead time for expected performance of the projects, which is consistent with the Company’s experience with recent years’ sales for these practice areas. The backlog for the Business Process Practice Areas represents a comparatively high percentage of 2004 revenue for this practice area. Management attributes this to a significant increase in the level of activity for Business Process following the November 2004 acquisitions of two businesses. There can be no assurance that the Company will be able to continue to sustain or improve the backlog levels for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. The future success of these practice areas is dependent on the ability of their sales and marketing resources to continually identify and obtain new engagements from existing and prospective customers. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s business, results of operations and financial condition.

Practice Area and Customer Concentration. Interactive Media consulting and Systems Integration projects accounted for 35% and 39%, respectively of the Company’s revenue and gross profit for the year ended December 31, 2004 and 12% and 11%, respectively, of revenue and gross profit for the six months ended June 30, 2005. Interactive Media revenue has been highly concentrated among a few customers in the cruise industry over recent years. During the year ended December 31, 2004 and the six-month period ended June 30, 2005, Carnival, a significant Interactive Media and Systems Integration customer operating in the cruise industry, accounted for 20% and 23%, respectively, of the Company’s consolidated revenue. Costa, an affiliate of Carnival, accounted for another 7% and 1%, respectively, of consolidated revenue during these respective periods. The loss of any cruise industry customer would likely negatively impact the Company’s business, results of operations and financial condition. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives, fuel costs and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media services. As discussed above, the recently acquired CodeLab’s services are focused on customers in the financial services sector, with a small number of customers representing significant portions of CodeLab’s revenues. The Company may experience additional concentration of revenue among significant customers and in specific market sectors in future periods as a result of the CodeLab acquisition.

Risks Associated with Significant Suppliers. The Company utilizes end-user components and computer hardware platforms and configurations developed by On Command Corporation (“On Command”) for its interactive television systems integration projects. The Company has developed software applications and interfaces for the On Command components and hardware platforms. The Company operates under a License and Supply Agreement with On Command, which became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the agreement, On Command granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market. Such exclusivity was in effect for the first two years of the term. Retention of exclusivity for each succeeding year of the term was dependent upon a minimum threshold for equipment purchases over the preceding two years being attained. Allin Interactive did not meet the minimum threshold required to maintain exclusivity beyond June 30, 2005. The Company does not expect that the loss of exclusivity for the cruise line market will negatively impact its ability to purchase interactive television equipment, computer hardware, networking equipment and software from On Command. However, should some of the Company’s competitors begin to utilize hardware and end-user components from On Command for interactive television projects, the Company’s competitive position may be negatively impacted.

The Company’s Business Process Practice Area specializes in services based on Microsoft Business Solutions financial and customer relationship management software. The sale of these products, particularly Great Plains, Solomon and MS CRM, is actively promoted in conjunction with Business Process services. Microsoft Business Solutions supplied 13% and 27%, respectively, of the technology products purchased in 2004 and the first half of 2005 for the Company’s systems integration and product sales operations. Due to the November 2004 acquisitions of Jimary Business Systems and Computer Resources, management expects the level of revenue from the sale of Microsoft Business Solutions products will likely increase in 2005, although no assurance can be given that such an increase in revenue will be realized. The availability of Microsoft Business Solutions products is critical to the Company’s ability to realize increased revenue for its Business Process and Information System Product Sales segments. These products are available primarily through Microsoft’s partner channel. Although the Company does not expect difficulty in maintaining its ability to purchase Microsoft Business Solutions products, significant turnover among its Business Process staff could make continued partner qualification difficult. Similarly, financial setbacks that negatively impact the Company’s ability to make timely payments for purchases of Microsoft Business Solutions products or the annual partner fee could result in difficulty in obtaining these products in future periods.

Fluctuations in Operating Results. The Company expects to experience significant fluctuations in its future operating results, particularly for quarterly periods, that may be caused by many factors, including acquisitions of businesses, fluctuations in backlog and changes in the scheduling, or the commencement or conclusion, of significant consulting or systems integration engagements. Accordingly, revenue and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

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

The Company’s Interactive Media consulting and Systems Integration operations are currently focused on a limited market of cruise lines. The Company believes its application development expertise and specialized technology platforms offer cost-effective, flexible solutions with a broad range of functionality. However, the types of interactive television systems and applications offered by the Company are significant capital expenditures for potential customers. Some of the Company’s current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and applications with superior functionality or cost advantages over the Company’s systems and applications.

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

Proprietary Technology; Absence of Patents. The Company does not have patents on any of the system configurations, designs or applications it utilizes and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company’s policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of the Company’s or customers’ software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the system configurations, designs or applications and proprietary information utilized by the Company or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the Company will be adequate to protect the utilized system configurations, designs or applications. Any misappropriation of the Company’s proprietary information could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. If this were to occur, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims; discontinue the use of certain software codes or processes; develop non-infringing technology; or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to identify or develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending against any of these claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of technology changes and other related factors, laws and regulations may be adopted which significantly impact the Company’s business.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. In April 2005 the deadline for adoption of SFAS No. 123R was revised such that the requirement will become effective for the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 (see Stock-Based Compensation under Note 1. – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1. – Financial Statements above.) will no longer be an alternative to financial statement recognition after adoption of SFAS No. 123R. The Company will be required to adopt SFAS No. 123R beginning January 1, 2006. SFAS No. 123R requires determination of the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company anticipates that the prospective transition method will be used, which will require that compensation expense be recorded for all unvested stock options and restricted stock beginning with the period of adoption of SFAS No. 123R. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4. Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the fiscal quarter ended June 30, 2005, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 3. Defaults Upon Senior Securities

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series C, D, F and G preferred stock. Significant arrearages of dividends have accrued on certain of these series, as discussed in the following paragraphs, because dividends accrued to date or for certain periods of time are not required to be paid until a future date or until redemption of the preferred stock, if any. Each of the Certificates of Designation for these series, as well as for the Series H preferred stock, prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F and G preferred stock. S&T Bank has also waived any prohibition of declaration or payment of current dividends payable in the ordinary course of business on the Company’s Series H preferred stock.

As of June 30, 2005, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $2,551,000 as of June 30, 2005 and $2,598,000 as of August 11, 2005. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, within ten days of which initial payment of accrued dividends is scheduled. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. If the Company has legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law, the Company determines that business conditions and liquidity considerations would make payment advisable and the current prohibition under the Company’s credit facility of payment of dividends on Series C preferred stock is eliminated prior to the first scheduled payment for that series, $2,967,000 of dividends may be paid within ten days of June 30, 2006 related to the Series C preferred stock. The Company believes it is more likely than not that payment of accrued dividends will be deferred from the originally scheduled date. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.

As of June 30, 2005, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of June 30, 2005 and $5,000 as of August 11, 2005.

As of June 30, 2005, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of June 30, 2005 and $49,000 as of August 11, 2005.

As of June 30, 2005, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $30,000 as of June 30, 2005 and $14,000 as of August 11, 2005.

On July 26, 2005, the Company issued 250 shares of the Company’s Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly if unpaid. The Company anticipates the initial payment of dividends on Series H preferred stock will be made on October 31, 2005. Accrued but unpaid dividends on Series D preferred stock were $13,000 as of August 11, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on Monday, June 13 2005. The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

(1)	Election of Directors for one year terms to hold office until the next Annual Meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

Nominee	Votes For	Votes Against	Votes Abstaining	Votes Withheld
Richard W. Talarico	7,112,962	0	0	12,500
Brian K. Blair	7,113,962	0	0	11,500
Anthony L. Bucci	7,113,962	0	0	11,500
William C. Kavan	7,113,962	0	0	11,500
James S. Kelly, Jr.	7,114,462	0	0	11,000
Anthony C. Vickers	7,114,462	0	0	11,000

(2)	Amendment of the Company’s Certificate of Incorporation to permit the holders of a majority of the outstanding shares of each series of the Company’s preferred stock to waive their rights and preferences with respect to such series of preferred stock and in connection therewith to restate the Company’s Certificate of Incorporation. Votes cast were 4,567,708 in favor of the amendment, 26,800 against the amendment and 500 abstaining.

(3)	Ratification of the appointment of Malin, Bergquist & Company, LLP as independent public accountants for the Company for the year ending December 31, 2005. Votes cast were 7,114,462 for ratification and 11,000 withheld.

There were a total of 6,967,339 shares of the Company’s common stock and 150 shares of the Company’s Series G preferred stock (having voting rights equivalent to a total of 794,250 shares of common stock) eligible to vote at the Annual Meeting.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3(I)(a)	Restated Certificate of Incorporation of Allin Corporation

3(I)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(I)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

3(I)(g)	Certificate Eliminating Reference to Shares of Series A Convertible Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series E Convertible Preferred Stock from the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 14, 2005 (incorporated by reference to Exhibit 3(I) to Allin Corporation’s Report on Form 8-K filed on June 16, 2005)

3(II)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(II)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(II)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

Exhibit Number	Description of Exhibit
4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.6	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Subscription Agreement by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.8	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.9	Form of Common Stock Warrant issued to the Series H Preferred Stockholders in connection with Exhibit 4.6 (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005

10.2	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005

10.3	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005

10.4	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

Exhibit Number	Description of Exhibit
11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: August 12, 2005	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

June 30, 2005

Exhibit Index

Exhibit Number	Description of Exhibit
3(I)(a)	Restated Certificate of Incorporation of Allin Corporation

3(I)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(I)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

3(I)(g)	Certificate Eliminating Reference to Shares of Series A Convertible Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series E Convertible Preferred Stock from the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 14, 2005 (incorporated by reference to Exhibit 3(I) to Allin Corporation’s Report on Form 8-K filed on June 16, 2005)

3(II)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(II)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(II)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit
4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.6	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Subscription Agreement by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.8	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.9	Form of Common Stock Warrant issued to the Series H Preferred Stockholders in connection with Exhibit 4.6 (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005

10.2	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005

10.3	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005

10.4	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

Exhibit Number	Description of Exhibit
31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002