Form 10-Q
period 2005-09-30
ALLIN CORP
filed 2005-11-14
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares Outstanding of the Registrant’s Common Stock

As of November 1, 2005

Common Stock, 7,467,339 Shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate,” “plans,” “may,” “could,” “future,” “goal,” “scheduled” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the caption “Risk Factors” included therein. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	September 30, 2005
	(See Note 1)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,091	$1,257
Accounts receivable, net of allowance for doubtful accounts of $80 and $73	2,953	3,766
Unbilled receivables	20	344
Current portion of note receivable from employee	3	3
Inventory	62	69
Prepaid expenses	184	306
Costs and estimated gross margins in excess of billings	12	4
Deferred income tax asset	138	138

Total current assets	6,463	5,887

Property and equipment, at cost:
Leasehold improvements	460	469
Furniture and equipment	1,128	1,285

	1,588	1,754
Less—accumulated depreciation	(1,447)	(1,526)

	141	228

Other assets:
Non-current portion of note receivable from employee	9	8
Other assets	—	3
Goodwill, net of accumulated amortization of $3,742	996	2,170
Other intangible assets, net of accumulated amortization of $1,055 and $1,128	1,142	2,157

Total assets	$8,751	$10,453

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	September 30, 2005
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Bank line of credit	$—	$1
Accounts payable	750	1,089
Current note payable	1,000	—
Accrued liabilities:
Compensation and payroll taxes	168	318
Current portion of dividends on preferred stock	76	2,783
Other	299	295
Customer deposits	152	120
Billings in excess of costs and estimated gross margins	369	55
Deferred revenue	148	527
Deferred income tax liability	—	25

Total current liabilities	2,962	5,213

Non-current portion of dividends on preferred stock	2,397	41

Total liabilities	5,359	5,254

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,067	1,078
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	—	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 6,967,339 shares	70	75

Additional paid-in-capital	39,466	39,004
Warrants	419	1,009
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(43,255)	(43,502)

Total shareholders’ equity	3,392	5,199

Total liabilities and shareholders’ equity	$8,751	$10,453

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Revenue:
Consulting services	$1,849	$2,956	$5,904	$7,963
Integration services	133	202	1,537	978
Outsourced services	164	158	471	497
Information system product sales	171	195	343	878
Other services	42	152	109	259

Total revenue	2,359	3,663	8,364	10,575

Cost of sales:
Consulting services	841	1,230	2,677	3,175
Integration services	75	97	696	467
Outsourced services	127	121	365	383
Information system product sales	135	154	258	644
Other services	29	43	62	75

Total cost of sales	1,207	1,645	4,058	4,744

Gross profit:
Consulting services	1,008	1,726	3,227	4,788
Integration services	58	105	841	511
Outsourced services	37	37	106	114
Information system product sales	36	41	85	234
Other services	13	109	47	184

Total gross profit	1,152	2,018	4,306	5,831

Selling, general & administrative expenses:
Depreciation and amortization	46	104	141	245
Loss (gain) on impairment or disposal of assets	1	147	(6)	147
Other selling, general & administrative expenses	1,459	1,955	4,460	5,689

Total selling, general & administrative expenses	1,506	2,206	4,595	6,081

Loss from operations	(354)	(188)	(289)	(250)

Interest income	(11)	(5)	(28)	(23)
Interest expense	19	3	58	25

Loss before benefit from income taxes	(362)	(186)	(319)	(252)

Benefit from income taxes	(6)	(5)	(6)	(5)

Net loss	(356)	(181)	(313)	(247)

Dividends and accretion on preferred stock	187	250	551	627

Net loss attributable to common shareholders	$(543)	$(431)	$(864)	$(874)

Loss per common share - basic and diluted	$(0.08)	$(0.06)	$(0.12)	$(0.12)

Weighted average shares outstanding - basic and diluted	6,967,339	7,331,469	6,967,339	7,090,050

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	(313)	(247)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	141	245
Provision for uncollectable accounts receivable	—	17
(Gain) loss from disposal or impairment of assets	(6)	147
Changes in certain assets and liabilities:
Accounts receivable	(425)	(406)
Unbilled receivables	16	(53)
Inventory	(9)	(6)
Prepaid expenses	12	(21)
Costs and estimated gross margins in excess of billings	115	8
Other assets	—	(2)
Accounts payable	(255)	280
Accrued compensation and payroll taxes	(74)	89
Other accrued liabilities	(38)	(176)
Customer deposits	62	(32)
Billings in excess of costs and estimated gross margins	351	(315)
Deferred revenue	33	63

Net cash flows used for operating activities	(390)	(409)

Cash flows from investing activities:
Proceeds from sale of assets	17	—
Capital expenditures	(88)	(114)
Acquisition of businesses	—	(2,547)

Net cash flows used for investing activities	(71)	(2,661)

Cash flows from financing activities:
Net borrowing (repayment) for bank lines of credit	—	1
Loan repayment received from employee	2	2
Proceeds from issuance of preferred stock and warrants	—	2,500
Payment of note balance	—	(1,000)
Payment of dividends on preferred stock	(266)	(266)

Net cash flows (used for) provided by financing activities	(264)	1,236

Net change in cash and cash equivalents	(725)	(1,834)
Cash and cash equivalents, beginning of period	4,580	3,091

Cash and cash equivalents, end of period	3,855	1,257

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 2004 and 2005 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2003 and 2004, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2004. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 5 – Goodwill and Intangible Assets, 6 – Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On July 26, 2005, the Company acquired all of the outstanding equity interests of CodeLab Technology Group, Inc. (“CodeLab”). See Note 4 – Acquisitions for information concerning the acquisition of CodeLab. The Consolidated Balance Sheet as of September 30, 2005 includes the financial position of CodeLab. The Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2005 include the results of operations of CodeLab for the portion of the period subsequent to the acquisition. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassifications

The Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2004 reflect a reclassification to the statements as previously reported to conform the prior period information to the current presentation of the statements. The reclassification did not impact the Company’s results of operations or earnings per share during these periods. In the Consolidated Statement of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue, while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $29,000 and $61,000 for the three- and nine-month periods ended September 30, 2004, respectively. There is no change to aggregate gross profit for these periods.

The Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 reflects a reclassification to the statement as previously reported to conform the prior period information to the current presentation of the statement. Separate changes are reflected for accrued compensation and payroll taxes, other accrued liabilities and customer deposits. Previously, the changes had been combined and reflected as accrued liabilities. There is no change to the aggregate net cash flows used for operating activities for the nine months ended September 30, 2004. The reclassification did not impact the Company’s results of operations or earnings per share during this period.

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

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements, with revenue recognized as the services are performed. The practice areas also perform engagements under which a fixed amount is charged for services for a specified time period, typically a monthly or annual period. Services are provided as requested by the customers. Revenue is recognized for these engagements on a pro-rata basis over the applicable time period. Certain consulting engagements for these practice areas are performed on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 for these engagements. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Systems Integration

Systems integration includes projects conducted by the Company’s practice areas that are part of related arrangements, including computer hardware and other equipment, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s recognition method for revenue for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue is recognized upon completion of the project. Systems integration arrangements do not include rights for software, hardware or equipment upgrades.

Outsourced Services

The Company recognizes revenue for its outsourced services operations in a similar manner as discussed above for time-based practice area consulting services.

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21.

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

Other Services

Other services revenue results from activities peripheral to the Company’s operations such as website hosting and archival fees, contractual commissions, and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Other services revenue also includes revenue from the sale of software technology, which has been recognized in accordance with SOP 97-2 and Statement of Position 98-9, Software Revenue Recognition (“SOP 98-9”), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. CodeLab’s April 2004 sale of “intellectual property” to a Fortune 100 company also included a separately priced support agreement. The total revenue for the support agreement of $472,000 is being recognized ratably over the eighteen-month term of the agreement. Revenue of $58,000 from the support agreement has been recognized for the period from the July 2005 acquisition of CodeLab through September 30, 2005. Under the support agreement, $236,000 was scheduled for payment in October 2005. As of September 30, 2005, an unbilled receivable balance of $225,000 has been recorded in connection with the support agreement.

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

The Company’s convertible preferred stock and outstanding stock options and warrants were not included in the calculation of diluted EPS for the three-and nine-month periods ended September 30, 2004 and 2005. Since the Company recognized net losses attributable to common shareholders in these periods, the effect of inclusion would have been anti-dilutive. An additional 4,285,714 shares would have been included in the diluted EPS calculation for each of these periods related to the convertible preferred stock, if the effect was not anti-dilutive.

The average market prices of the Company’s common stock exceeded the exercise prices of 55,000 and 60,000 outstanding options during the three- and nine-month periods ended September 30, 2004, respectively, and 310,000 and 300,000 outstanding options during the three- and nine-month periods ended September 30, 2005, respectively. If the effect of the outstanding options would have been dilutive, 7,143 and 19,420 additional shares would have been included in the calculation of diluted EPS for the three- and nine-month periods ended September 30, 2004, and 172,013 and 92,805 additional shares would have been included in the calculation of diluted EPS for the three- and nine-month periods ended September 30, 2005. The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for these periods.

Accounts Receivable and Unbilled Receivables

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled receivables are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of September 30, 2005 and December 31, 2004, the Company’s risk of loss for accounts receivable and unbilled receivables was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of September 30, 2005, one significant customer comprised 13% of the Company’s accounts receivable. As of December 31, 2004, three significant customers comprised 23%, 14% and 12%, respectively, of the Company’s accounts receivable, and two of the customers were affiliates of each other.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins reflect related Interactive Media and Systems Integration projects for which revenue and cost of sales are being recognized on a percentage of completion basis. For an individual project, costs and estimated gross margins in excess of billings consists of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue. For an individual project, billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins associated with the project. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the Consolidated Balance Sheets.

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

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—	$—
Net loss	(356)	(181)	(313)	(247)
Net loss attributable to common shareholders	(543)	(431)	(864)	(874)
Loss per common share – basic and diluted	$(0.08)	$(0.06)	$(0.12)	$(0.12)

Pro forma
Stock-based employee compensation cost, net of tax	$9	$5	$31	$19
Net loss	(365)	(186)	(344)	(266)
Net loss attributable to common shareholders	(552)	(436)	(895)	(893)
Loss per common share – basic and diluted	$(0.08)	$(0.06)	$(0.13)	$(0.13)

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Supplemental Disclosure of Cash Flow Information

There were no cash payments for income taxes during the three-month periods ended September 30, 2004 and 2005. Cash payments for interest were $19,000 and $3,000 during the three-month periods ended September 30, 2004 and 2005, respectively. Cash payments of dividends were $90,000 and $89,000 during the three-month periods ended September 30, 2004 and 2005, respectively. Dividends of $170,000 and $232,000 were accrued but unpaid during the three-month periods ended September 30, 2004 and 2005, respectively, on outstanding shares of the Company’s preferred stock.

Cash payments for income taxes were $6,000 during the nine-month period ended September 30, 2004. There were no cash payments for income taxes during the nine-month period ended September 30, 2005. Cash payments for interest were $58,000 and $102,000 during the nine-month periods ended September 30, 2004 and 2005, respectively. Cash payments of dividends were $266,000 during each of the nine-month periods ended September 30, 2004 and 2005. Dividends of $350,000 and $427,000 were accrued but unpaid during the nine-month periods ended September 30, 2004 and 2005, respectively, on outstanding shares of the Company’s preferred stock.

Interest paid during the nine-month period ended September 30, 2005 included $58,000 accrued in 1999 related to a note payable which was not required to be paid prior to the April 15, 2005 maturity date of the note. The increases in dividends accrued but unpaid during the three- and nine-month periods ended September 30, 2005, as compared to the comparable periods of the prior year, are primarily due to the issuance of Series H Redeemable Preferred Stock in July 2005. The initial scheduled payment of dividends for Series H preferred stock was in October 2005. See Note 2 – Preferred Stock, Equity Transactions and Changes in Shareholders’ Equity for information concerning the Company’s issuance of Series H preferred stock.

See Note 4 – Acquisitions for additional information regarding allocation of the purchase consideration for acquisition of businesses.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

2. Preferred Stock, Equity Transactions and Changes in Shareholders’ Equity

Issuance of Series H Redeemable Preferred Stock and Warrants

On July 26, 2005, contemporaneously with the Company’s acquisition of CodeLab, the Company sold 250 shares of a newly created series of preferred stock, Series H Redeemable Preferred Stock, having a par value of $.01 per share and a liquidation value of $10,000 per share, and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock for an aggregate purchase price of $2,500,000 in cash to three shareholders of the Company. The Company used the proceeds from the sale of the Series H preferred stock and the related warrants in connection with its acquisition of CodeLab. Each of the purchasers of Series H preferred stock holds shares of one or more of the Company’s other series of preferred stock. The Series H preferred stock ranks senior to the common stock of the Company and all other currently designated series of preferred stock of the Company. The Series H preferred stock is not convertible into the Company’s common stock.

The holders of the Series H preferred stock are entitled to receive cash dividends at a rate per annum of 12% of the liquidation value. Dividends will be payable quarterly in arrears to the extent declared by the Board of Directors. To the extent that dividends are not paid on a particular quarterly payment date, such dividends will accrue and compound on a quarterly basis and will be paid on or before the date of redemption. So long as any shares of Series H preferred stock are outstanding, no cash dividends may be paid or distributions made on any class of preferred stock ranking junior to the Series H preferred stock either as to dividends or upon liquidation until all accrued but unpaid dividends, if any, on the Series H preferred stock have been paid; and no cash dividends may be paid or distributions made on the common stock of the Company unless the Company has obtained the prior consent of the holders of a majority of the outstanding shares of the Series H preferred stock. In the event of the liquidation, dissolution or winding up of the Company, the holders of shares of Series H preferred stock will be entitled to receive payment of $10,000 per share held by them, plus accrued, compounded and unpaid dividends, if any, on such shares.

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

The warrants to purchase common shares are exercisable for an aggregate of 2,500,000 shares of the Company’s common stock, subject to adjustment for stock splits, reverse stock splits, dividends, recapitalizations, reclassifications and otherwise. The initial exercise price of the warrants is $1.00 per share. The number of shares for which the warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a “dilutive issuance,” as defined in the Form of Common Stock Warrant, involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the exercise price or 85% of the market price of the common stock. Payment of the exercise price may be made in cash or by delivery to the Company of shares of other series of the Company’s outstanding preferred stock, plus accrued and unpaid dividends, if any, equal to the exercise price for the number of shares to be purchased upon exercise. The warrants will expire on July 26, 2020.

During July 2005, the Company recorded the proceeds of $2,500,000 from the sale of the Series H preferred stock and related warrants on the basis of a pro-rata allocation based on the aggregate liquidation value of the Series H preferred stock and the intrinsic value of the related warrants, as estimated using the Black-Scholes valuation method. The allocation resulted in the recognition of $1,910,000 for the Series H preferred stock and $590,000 for the related warrants. Based on the amount allocated to the Series H preferred stock, the effective dividend yield is 15.7%.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. As of September 30, 2005, the Company has outstanding 25,000, 2,750, 1,000, 150 and 250 shares of Series C, D, F, G and H preferred stock, respectively. The Company has no plans to issue any additional shares of any of the series of preferred stock outstanding as of September 30, 2005. The order of liquidation preference of the series of the Company’s preferred stock outstanding as of this date, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Issuance of Common Stock

During July 2005, the Company issued 500,000 shares of common stock as a portion of the purchase consideration for CodeLab. Based on the market price of $0.34 per share on the date of issuance, $5,000 was recorded to common stock and $165,000 to additional-paid-in-capital.

Options to Purchase Common Stock

On July 7, 2005, the Company awarded options to purchase 225,000 shares of the Company’s common stock under the Stock Plans to senior management personnel of the Company and its subsidiaries. The grant price was $0.25 per share. These options to purchase common shares will vest at 20% of the options awarded on each of the first five anniversaries of the grant date. A total of 125,000 of these options to purchase the Company’s common stock will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. The options will expire on the seventh anniversary of the grant date. There will be no compensation expense recognized in the second half of 2005 in conjunction with the options awarded on July 7, 2005. The Company expects that following the Company’s adoption of SFAS No. 123R, annual expense of less than $10,000 per year will be recognized over the period from 2006 through 2010 in connection with the options awarded on July 7, 2005.

Options to purchase a total of 1,029,828 shares of the Company’s common stock granted under the Company’s 1996, 1997, 1998 and 2000 Stock Plans (collectively the “Stock Plans”) were outstanding as of September 30, 2005. During the three months ended September 30, 2005, options to purchase 4,000 shares expired.

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the nine months ended September 30, 2005 is as follows:

(Dollars in thousands)	All Series Preferred Stock	Common Stock	Additional Paid-in-Capital	Warrants
Balance, December 31, 2004	$6,719	$70	$39,466	$419
Issuance of Series H preferred stock and warrants	1,910	—	—	590
Issuance of common stock for CodeLab acquisition	—	5	165	—
Accretion of Series G preferred stock offering costs	11	—	(11)	—
Dividends accrued on preferred stock	—	—	(616)	—

Balance, September 30, 2005	$8,640	$75	$39,004	$1,009

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

There were no changes to the other components of shareholders’ equity during this period other than the increase in accumulated deficit resulting from the net loss realized for the nine months ended September 30, 2005.

3. Lines of Credit

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year, and it has subsequently been renewed for seven annual periods. The current expiration date of the revolving credit loan is September 30, 2006. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest.

As of September 30, 2005, maximum borrowing availability under the revolving credit loan was $2,111,000. There was no outstanding balance as of this date. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the nine months ended September 30, 2005, the rate of interest on any outstanding borrowings under the revolving credit loan would have ranged from 6.25% to 7.75%, which was the rate in effect at the end of the period. In November 2005, the rate of interest increased to 8.00%.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2005 and is in compliance with all other covenants as of this date.

CodeLab has a line of credit with Eastern Bank for any necessary funding for claims paid for its flexible spending employee benefit program in advance of employee deferrals into the flexible spending account. As of September 30, 2005, there is a balance of $1,000 outstanding on this line of credit. The maximum borrowing permitted under the line of credit is $25,000. The interest rate in effect as of September 30, 2005 was 6.50%.

4. Acquisitions

Acquisition of CodeLab Technology Group

On July 26, 2005 (the “Closing Date”), the Company acquired all of the outstanding equity interests of CodeLab, a Delaware corporation, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, the shareholders of CodeLab and certain holders of options to purchase CodeLab’s capital stock. CodeLab, a technology company based in Wakefield, Massachusetts, performs application development services for customers concentrated in the financial services industry. CodeLab also provides its customers with support, maintenance and other development services with respect to such software applications. CodeLab now operates as a wholly-owned subsidiary of the Company. The CodeLab senior management remained with the Company following the acquisition and is expected to continue with the Company.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued).

Upon closing, in consideration for all of the issued and outstanding capital stock of CodeLab, as well as the termination of all option agreements to purchase CodeLab’s capital stock, the Company delivered to the former shareholders and option holders of CodeLab purchase consideration of cash and common stock of the Company, as follows: (i) a cash payment of $2,500,000, reduced by a holdback amount of $100,000 to be adjusted based on the results of a then pending sales and use tax audit of CodeLab, and an adjustment for working capital pursuant to the terms of the Purchase Agreement; and (ii) 500,000 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the Closing Date of $0.34 per share, resulting in the recording of $5,000 to common stock and $165,000 to additional paid-in-capital.

Subsequent to closing, a sales and use tax audit assessment of $6,000 was issued and $30,000 of additional working capital adjustments were calculated pursuant to the terms of the Purchase Agreement. The remaining $64,000 of the holdback amount was recorded as purchase consideration in September 2005 and is included in other accrued liabilities on the Consolidated Balance Sheet as of September 30, 2005. The holdback amount due was paid to the former shareholders and option holders of CodeLab during October 2005.

The Company incurred or accrued $127,000 for professional services costs related to the acquisition. The total purchase consideration recorded for the CodeLab acquisition, including the cash payment and issuance of the Company’s common stock upon closing, holdback amount and professional services, was $2,761,000. The purchase consideration has been allocated among the acquired assets and liabilities of CodeLab as follows:

(Dollars in thousands)
Cash	$(80)
Accounts receivable	433
Unbilled receivables	272
Prepaid expenses	101
Furniture and equipment	56
Customer list	1,178
Non-competition agreement	107
Goodwill	1,158
Accounts payable	(22)
Accrued compensation and payroll taxes	(61)
Other accrued liabilities	(60)
Deferred revenue	(296)
Deferred income tax liability	(25)

Net purchase price recorded	$2,761

The estimated fair values of the customer list and non-competition agreement were determined through independent appraisal. The recorded values will be amortized over estimated useful lives of eight and five years, respectively. Since the acquisition of CodeLab was a stock purchase, goodwill and intangible assets associated with the acquisition will not be amortized for tax purposes.

The Purchase Agreement also provides for annual payments of contingent consideration to be paid to the former shareholders and option holders of CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments all in cash. The annual contingent payments consisting of cash and shares in the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued).

by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods ending July 31, 2006, 2007 and 2008, and shall be made by the Company not later than 120 days following the end of such annual period. Management does not believe the period of operations from the acquisition through September 30, 2005 has been long enough to reasonably estimate the amount of any future purchase consideration payments. Management will monitor the results of CodeLab’s operations and will record an estimate for additional purchase consideration when an estimate can be reasonably determined and management believes payment of additional purchase consideration is likely. The allocation of any amounts due under the Purchase Agreement between purchase consideration and compensation will be determined when such estimates are recorded based on the relevant accounting standards.

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

Pro forma Information

The following pro forma information for the three- and nine-month periods ended September 30, 2004 and 2005 is based on the historical financial statements of the Company and the acquired businesses, McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”), Accounting Technology Professionals L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) and CodeLab, for the portions of these periods prior to their respective acquisition by the Company, adjusted to give effect to the acquisitions as if all had occurred on January 1, 2004.

(Dollars in thousands, except per share data)	As Reported	Acquired Businesses	Pro Forma Adjustments	Pro Forma Information
Three months ended September 30, 2004
Revenue	$2,359	$1,235	$—	$3,594
Net (loss) income	(356)	234	35	(87)
Net (loss) income attributable to shareholders	(543)	234	(40)	(349)
(Loss) earnings per share – basic and diluted	$(0.08)	$0.03	$(0.01)	$(0.05)

Three months ended September 30, 2005
Revenue	$3,663	$173	$—	$3,836
Net loss	(181)	(310)	(121)	(612)
Net loss attributable to shareholders	(431)	(310)	(141)	(882)
Loss per share – basic and diluted	$(0.06)	$(0.04)	$(0.02)	$(0.12)

Nine months ended September 30, 2004
Revenue	$8,364	$4,826	$—	$13,190
Net (loss) income	(313)	746	89	522
Net (loss) income attributable to shareholders	(864)	746	(136)	(254)
(Loss) earnings per share – basic and diluted	$(0.12)	$0.10	$(0.02)	$(0.03)

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued).

(Dollars in thousands, except per share data)	As Reported	Acquired Businesses	Pro Forma Adjustments	Pro Forma Information
Nine months ended September 30, 2005
Revenue	$10,575	$1,554	$—	$12,129
Net loss	(247)	(104)	(129)	(480)
Net loss attributable to shareholders	(874)	(104)	(299)	(1,277)
Loss per share – basic and diluted	(0.12)	(0.01)	(0.04)	(0.17)

The pro forma information presented above reflects the assumed effects of certain pro forma adjustments, including assumed additional amortization expense on intangible assets recorded in connection with the acquisitions, forgone interest income on cash balances due to assumed earlier disbursement of purchase consideration for the Jimary Business Systems acquisition and the assumed effect of consolidation for tax reporting on income tax expense. The pro forma information also assumes adjustment for dividends on the Company’s Series H Redeemable Preferred Stock as if the preferred shares had been issued on January 1, 2004.

Cash Flow Information

The Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 includes cash used of $2,547,000 related to the acquisitions of Computer Resources, Jimary Business Systems and CodeLab. The cash used has been recorded as follows:

(Dollars in thousands)
Accounts receivable	$425
Unbilled receivables	272
Prepaid expenses	101
Furniture and equipment	56
Customer list	1,217
Non-competition agreement	107
Goodwill	1,173
Accounts payable	(58)
Accrued compensation and payroll taxes	(61)
Other accrued liabilities	(174)
Deferred revenue	(316)
Deferred income tax liability	(25)
Common stock	(5)
Additional paid-in-capital	(165)

Net purchase price recorded	$2,547

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

As of September 30, 2005, the Company’s Consolidated Balance Sheet includes goodwill associated with the 1996 and 1998 acquisitions of Allin Consulting-California and Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), the 2004 acquisition of Jimary Business Systems and the 2005 acquisition of CodeLab. Accumulated amortization for goodwill represents amortization expense related to the earlier acquisitions from their respective acquisition dates through December 31, 2001, after which amortization of goodwill was discontinued upon the adoption of SFAS No. 142. Amortized intangible assets include customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, the 2004 acquisition of Computer Resources and CodeLab, and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. Information concerning these assets is as follows:

As of September 30, 2005 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$3,145	$1,114	$2,031
Non-competition agreement	140	14	126

Total amortized intangible assets	$3,285	$1,128	$2,157

Unamortized intangible assets
Goodwill	5,912	3,742	2,170

Total intangible assets	$9,197	$4,870	$4,327

The customer lists were amortized during portions of the three- and nine-month periods ended September 30, 2004 and 2005 utilizing the following estimated useful lives: Allin Consulting-Pennsylvania - through 2013, Computer Resources and Jimary Business Systems - through 2009, and CodeLab – eight years. The non-competition agreements are being amortized over their respective terms, Jimary Business Systems - three years and CodeLab – five years.

The Company performs annual tests for potential impairment of goodwill and intangible assets as of December 31 of each fiscal year. Key risk factors are monitored throughout the fiscal year and testing for potential impairment of goodwill or other intangible assets is performed on an interim basis if indicators of potential impairment arise.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, prepaid expenses, deferred tax assets, property and equipment, customer list and goodwill, net of accounts payable, accrued liabilities and deferred revenue, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired businesses, Technology Infrastructure, Collaborative Solutions, Business Process, Outsourced Services, Information System Product Sales and Other Services, further broken down geographically among the acquired businesses. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate valuation multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors to evaluate the value of goodwill are the valuation multiple and the related results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the estimated cash flows for the applicable segments attributed to the acquired customer lists in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired lists, future projections of operations and industry information concerning expected growth in the technology consulting industry to develop estimates of future segment cash flows and the portions of the estimated cash flows attributed to the customer lists. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors to evaluate the recorded value of the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists.

Goodwill – Changes in Recognized Value and Impairment Losses

During the period from January 1, 2004 through September 30, 2005, there were no changes to the recognized values of goodwill attributed to the Technology Infrastructure and Outsourced Services segments, which are $215,000 and $81,000, respectively. The table below reflects the changes in recognized value of goodwill during this period for the Collaborative Solutions, Business Process, Information System Product Sales and Other Services segments.

Dollars in thousands	Collaborative Solutions	Business Process	Information System Product Sales	Other Services
Balance, January 1, 2004	$494	$—	$—	$—
2004 acquisition of Jimary Business Systems	—	166	40	—
2005 adjustment to purchase valuation – Jimary Business Systems	—	12	4	—
2005 acquisition of CodeLab	1,100	—	—	58

Balance, September 30, 2005	$1,594	$178	$44	$58

The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units indicating no impairment of goodwill in annual testing performed as of December 31, 2004.

Customer List – Impairment Losses

As of the end of the third quarter of 2005, management determined that a variance between the expected cash flow from customers on the list acquired from Jimary Business Systems and the actual cash flow derived from the customers was likely to result in a continued shortfall. Management considered this to be an indicator of potential impairment and prepared a new estimate of expected cash flow attributed to the customer list. The undiscounted projected cash flows attributed to the customer list associated with the acquisition of Jimary Business Systems did not exceed the recorded value of the customer list. The Company recorded a loss of approximately $146,000 in the third quarter of 2005 to reflect the impairment of this customer list and to adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Industry information utilized for the annual testing as of December 31, 2004 indicated a lowering of long-term growth rates for the technology consulting industry. The factors noted as reasons for the reduction included expectations that future growth would closely correlate with expectations of overall economic conditions, economic return requirements would continue to be a constraint on future growth prospects and the negative impact of outsourcing of business to offshore information technology enterprises on domestic information technology service providers. With assumed long-term growth rates lowered, the December 31, 2004 test indicated that undiscounted projected cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania did not exceed the recorded value of the customer list. The Company recorded a loss of approximately $191,000 in the year ended December 31, 2004 to reflect the impairment of this customer list and to adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. No impairment was indicated in the December 31, 2004 tests of the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three- and nine-month periods ended September 30, 2004 and 2005, and expected through December 31, 2010, follows. The estimates of amortization for future periods are based on the intangible assets recorded as of September 30, 2005.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Three months ended September 30, 2004	$26
Three months ended September 30, 2005	73
Nine months ended September 30, 2004	77
Nine months ended September 30, 2005	162

Estimated expense to be recognized for the:
Year ended December 31, 2005	241
Year ended December 31, 2006	315
Year ended December 31, 2007	314
Year ended December 31, 2008	304
Year ended December 31, 2009	304
Year ended December 31, 2010	241

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2004 and September 30, 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2004 and the first nine months of 2005, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of September 30, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was increased by $186,000 and $79,000 during the first nine months of 2004 and 2005, respectively.

When acquired in July 2005, CodeLab had recorded state deferred income tax liabilities of $25,000, resulting primarily from differences between the accrual method of financial reporting and the cash method utilized for tax reporting. CodeLab’s federal deferred tax liability at acquisition resulted in the reduction of the Company’s valuation allowance related to net operating loss carryforwards of $90,000, which has been recorded as a reduction of goodwill recorded for the acquisition.

The benefit from income taxes is comprised of the following for the three- and nine-month periods ended September 30, 2004 and 2005:

(Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Current
Federal	$(3)	$—	$(3)	$—
State	(3)	(5)	(3)	(5)

Total current	(6)	(5)	(6)	(5)
Deferred	(152)	(3)	(186)	(82)
Valuation Allowance	152	3	186	82

Benefit from income taxes	$(6)	$(5)	$(6)	$(5)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the benefit from income taxes reflected in the Statements of Operations is as follows for the three- and nine-month periods ended September 30, 2004 and 2005:

(Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Estimated benefit from income taxes at federal statutory rate	$(121)	$(62)	$(106)	$(84)

Non-deductible intangible asset	9	17	26	31
State income tax benefit, net of federal effect	(52)	(31)	(100)	(97)
Change in valuation allowance	152	3	186	82
Change in estimates and other	6	68	(12)	63

Benefit from income taxes	$(6)	$(5)	$(6)	$(5)

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The components of the deferred tax assets and liabilities, as of December 31, 2004 and September 30, 2005, are as follows:

Deferred Tax Assets and Liabilities (Dollars in thousands)	December 31, 2004	September 30, 2005
Deferred tax assets:
Net operating loss carryforward	$7,732	$7,804
Intangible asset differences	491	513
Miscellaneous	47	35

	8,270	8,352
Valuation allowance	(8,132)	(8,214)

Net deferred tax assets	$138	$138

Deferred tax liabilities:
Cash basis reporting differences	—	19
Miscellaneous	—	6

Deferred tax liabilities	$—	$25

As of September 30, 2005, the Company estimates its potentially realizable net operating loss carryforwards are approximately $19,939,000 and $20,264,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,779,000 and $1,024,000, respectively, as of September 30, 2005, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2005 through 2025. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

Cash payments for income taxes were $6,000 during the nine-month period ended September 30, 2004. There were no cash payments for income taxes during the three-month periods ended September 30, 2004 and 2005 or the nine-month period ended September 30, 2005.

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

Basis for Determining Segments

The Company’s operations and management’s evaluations are primarily oriented around four practice areas meeting customer needs for Microsoft-based technology and interactive media services: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The operations of these practice areas comprise the substantial majority of the Company’s revenue and gross profit and are closely associated with its strategic focus of providing solutions-oriented consulting services. The reportable segments related to these practice areas reflect aggregated practice area activity across the Company’s subsidiaries due to the similarity in nature of services, processes, types of customers and distribution methods for the practice areas.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media, Systems Integration, Outsourced Services, Information System Product Sales and Other Services. Business Process was initially reported as a separate segment in the Company’s Report on Form 10-K for the fiscal year ended December 31, 2004. The level of Business Process consulting services provided by the Company increased significantly following the November 2004 acquisitions of Computer Resources and Jimary Business Systems. Management consequently determined that Business Process should be reported as a separate segment. Revenue and gross profit for the three- and nine-month periods ended September 30, 2004 for the Business Process segment were previously reported as part of the Collaborative Solutions segment. These amounts have been reclassified to conform to the current reporting format. Prior to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2005, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations. The Company believes that the July 2005 acquisition of CodeLab will result in systems integration operations with a technology focus other than interactive media. Consequently, the Company believes the segment name Systems Integration provides a better description of segment operations than the previously used segment name.

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

Segment revenue for the three- and nine-month periods ended September 30, 2004 reflects a reclassification on the Consolidated Statement of Operations. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services during these periods are now reflected as Other Services revenue. Previously, amounts billed were netted against the costs. The reclassification has no impact on previously reported information on gross profit.

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Technology Infrastructure	$986	$952	$2,837	$2,542
Collaborative Solutions	594	1,462	1,997	3,433
Business Process	91	389	217	978
Interactive Media	178	153	853	1,010
Systems Integration	133	202	1,536	978
Outsourced Services	164	158	472	497
Information System Product Sales	171	195	343	878
Other Services	42	152	109	259

Consolidated Revenue from External Customers	$2,359	$3,663	$8,364	$10,575

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Certain of the Company’s segments performed services for other segments. All revenue these services has been eliminated in consolidation. Information on revenue derived from services for other segments is as follows:

	Revenue from Other Segments
(Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Services for Other Segments	$34	$6	$64	$31

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

	Gross Profit
(Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Technology Infrastructure	$533	$526	$1,559	$1,413
Collaborative Solutions	309	841	1,030	1,909
Business Process	42	229	110	569
Interactive Media	124	130	528	897
Systems Integration	58	105	841	511
Outsourced Services	37	37	106	114
Information System Product Sales	36	41	85	234
Other Services	13	109	47	184

Consolidated Gross Profit	$1,152	$2,018	$4,306	$5,831

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands) As of	Total Assets
	December 31, 2004	September 30, 2005
Technology Infrastructure	$1,601	$1,741
Collaborative Solutions	1,689	5,136
Business Process	701	831
Interactive Media	501	196
Systems Integration	739	657
Outsourced Services	417	418
Information System Product Sales	342	312
Other Services	64	445
Corporate & Other	2,697	717

Consolidated Total Assets	$8,751	$10,453

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Information about Major Customers

A significant portion of the Company’s revenue for the three- and nine-month periods ended September 30, 2004 and 2005 was derived from a small number of customers. Furthermore, the major customers included below utilizing the Interactive Media and Systems Integration segments are concentrated in the cruise industry. A loss of any of these major customers or a significant decline in the level of services provided to any of these customers could significantly negatively impact the Company’s future results of operations and financial condition.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended September 30, 2004
306	13%	Technology Infrastructure, Collaborative Solutions

Three Months Ended September 30, 2005
553	15%	Technology Infrastructure, Collaborative Solutions, Other Services

Nine Months Ended September 30, 2004
1,235	15%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

1,098	13%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Nine Months Ended September 30, 2005
1,900	18%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

1,393	13%	Technology Infrastructure, Collaborative Solutions, Other Services

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized in the operations of the Systems Integration and Information System Product Sales segments. Over 2004 and the first nine months of 2005, these materials purchases were highly concentrated with two major suppliers.

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive Corporation (“Allin Interactive”) exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market for the first two years of the term. Allin Interactive did not meet a threshold level of purchases for the first two years of the term and, consequently, lost its exclusivity for the cruise line market after June 30, 2005. Such loss of exclusivity may negatively impact Interactive Media’s competitive position and, consequently, may negatively impact the Company’s results of operations or financial condition in future periods. During the three-month periods ended September 30, 2004 and 2005, respectively, 70% and 74% of materials purchases were from the this major supplier. During the nine-month periods ended September 30, 2004 and 2005, respectively, 58% and 66% of materials purchases were from the this major supplier.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The increase in the level of Business Process services provided by the Company in 2004 and the first nine months of 2005 also resulted in a significant increase in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of the financial software products are concentrated with one significant supplier. During the three-month periods ended September 30, 2004 and 2005, respectively, 13% and 8% of materials purchases were from this major supplier. During the nine-month periods ended September 30, 2004 and 2005, respectively, 13% and 21% of materials purchases were from this major supplier.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three- and nine-month periods ended September 30, 2004 and 2005. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 – Financial Statements - in this Report on Form 10-Q and the information discussed herein under Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

The Company commenced the operations of its Business Process Practice Area in December 2003. However, the Company did not report revenue and gross profit for Business Process as a separate segment prior to its Report on Form 10-K for the fiscal year ended December 31, 2004. The Company’s management believed that as a result of the acquisition of two businesses in late 2004, Business Process operations had increased in significance to the Company and thereafter merited reporting as a separate segment. In the Company’s Report on Form 10-Q for the period ended September 30, 2004, Business Process operations were included as part of the Collaborative Solutions segment. Information for the Collaborative Solutions Practice Area regarding the three- and nine-month periods ended September 30, 2004 has been reclassified to conform to the current presentation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate,” “plans,” “may,” “could,” “future,” “goal,” “scheduled” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Risk Factors below.

Executive Summary

Overview of Organization & Services

The Company is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality applications, solutions and platforms that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s consulting operations center on four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California, and Ft. Lauderdale, Florida. On July 26, 2005, the Company acquired CodeLab Technology Group, Inc. (“CodeLab”), located in Wakefield, Massachusetts, near Boston. CodeLab provides Microsoft-based application development and technology-based services with a focus on the financial services market sector. See below under Acquisition of CodeLab Technology Group for more information concerning this acquisition.

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California and Pittsburgh offices. Technology Infrastructure revenue represented 29% and 24% of the Company’s consolidated revenue during 2004 and the first nine months of 2005, respectively.

•	The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Wakefield, Massachusetts offices. Collaborative Solutions revenue represented 21% and 32% of the Company’s consolidated revenue during 2004 and the first nine months of 2005, respectively.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh office. Business Process revenue represented 3% and 9% of the Company’s consolidated revenue during 2004 and the first nine months of 2005, respectively.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruise Lines, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 13% and 10% of the Company’s consolidated revenue during 2004 and the first nine months of 2005, respectively.

In addition to the practice areas described above, the Company’s operations include four other segments, Systems Integration, Outsourced Services, Information System Product Sales and Other Services:

•	Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been derived primarily from cruise industry customers Carnival, Costa, Royal Caribbean and Celebrity, in projects related to the services provided by the Interactive Media Practice Area. Thirty-three shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Systems Integration operations have to date been provided from the Company’s Ft. Lauderdale office. Systems Integration revenue represented 23% and 9% of the Company’s consolidated revenue during 2004 and the first nine months of 2005, respectively.

•	Outsourced Services provides resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects. Outsourced Services operations are provided from the Company’s Pittsburgh office and represented 5% of the Company’s consolidated revenue during each of 2004 and the first nine months of 2005.

•	Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Business Solutions software and associated products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 5% and 8% of the Company’s consolidated revenue during 2004 and the first nine months of 2005, respectively.

•	The Other Services segment reflects amounts billed for out-of-pocket costs, the Company’s occasional performance of website hosting and archival services and revenue from referral commissions or placement fees. Other Services revenue is not significant to the Company.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of September 30, 2005, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company has utilized the trade-names Allin Interactive, Allin Consulting and Allin Corporation in its operations since 1998 and the trade-name CodeLab Technology Group since July 2005. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended September 30, 2004 and 2005, as well as period-to-period percentage changes.

	Three Months Ended September 30,		% Increase (Decrease)
(Dollars in thousands)	2004	2005	2005
Statement of Operations Data:
Revenue	$2,359	$3,663	55%
Gross profit	1,152	2,018	75%
Selling, general & administrative expenses	1,506	2,206	46%
Net loss	(356)	(181)	49%

Comparing the three months ended September 30, 2005 with the three months ended September 30, 2004, the Company experienced period-to-period increases in revenue of $1,304,000 and gross profit of $866,000. The period-to-period improvements resulted primarily from the Company’s consulting services, with increases of $1,107,000 (60%) in revenue and $718,000 (71%) in gross profit realized. The Collaborative Solutions and Business Process Practice Areas realized the most significant increases in revenue and gross profit. Both practice areas realized growth due to the Company’s progress in finding and completing acquisitions that extend the Company’s capabilities as a Microsoft-focused solution provider. Management attributes the period-to-period increases in Collaborative Solutions revenue and gross profit of $868,000 (146%) and $532,000 (172%), respectively, to the July 2005 acquisition of CodeLab and strong demand for services based on Microsoft SharePoint technology. Comparing the third quarters of 2004 and 2005, Business Process revenue and gross profit increased by $298,000 (327%) and $187,000 (445%), respectively, resulting from the November 2004 acquistions of Accounting Technology Professionals L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) and McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and increases in sales resources and Business Process technical staff. There were no significant period-to-period changes in Technology Infrastructure revenue or gross profit.

Revenue and gross profit from the Interactive Media and Systems Integration segments were low in both periods. In recent years, the majority of the Interactive Media and Systems Integration revenue and gross profit were derived from large related architecture design and configuration services and systems integration projects for interactive television systems for newly-built cruise ships. However, there were no periods of peak activity for major interactive television system projects in the third quarters of either 2004 or 2005. The committed backlog remains weak as of September 30, 2005 for the Interactive Media and Systems Integration segments because the number of newly-built ships entering service during 2004 and 2005 is lower than that of the preceding years. In July and October 2005, respectively, orders were received for interactive television systems for the Royal Caribbean Freedom of the Seas and the Celebrity Century. However, the majority of activity related to the orders is expected to occur in 2006. No assurance can be given that the Company will receive additional orders or that revenue or gross profit realized in 2006 or later years for Interactive Media and Systems Integration will be equal to or greater than current levels.

The increase in selling, general and administrative expenses for the third quarter of 2005 as compared to the third quarter of 2004 was $700,000. The most significant contributing factor was an increase in the Company’s workforce, primarily for consultants for the Collaborative Solutions and Business Process Practice Areas. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. Other contributing factors were recognition of an impairment loss of $146,000 in the third quarter of 2005 related to the Jimary Business Systems customer list and the period-to-period increase in depreciation and amortization expense, primarily related to amortization in 2005 of intangible assets related to the Company’s acquisitions of Jimary Business Systems, Computer Resources and CodeLab. The increase in selling, general and administrative expenses offset a significant portion of the improvement in gross profit, reducing the period-to-period improvement in the Company’s profitability.

The following provides a summary of key financial information from the Company’s Statements of Operations for the nine-month periods ended September 30, 2004 and 2005, as well as period-to-period percentage changes.

	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in thousands)	2004	2005	2005
Statement of Operations Data:
Revenue	$8,364	$10,575	26%
Gross profit	4,306	5,831	35%
Selling, general & administrative expenses	4,595	6,081	32%
Net loss	(313)	(247)	21%

Comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004, the Company experienced period-to-period increases in revenue of $2,211,000 and gross profit of $1,525,000. The Company’s aggregate consulting services realized increases of $2,059,000 (34%) in revenue and $1,561,000 (48%) in gross profit. Significant period-to-period improvements were realized by the Collaborative Solutions, Business Process, Interactive Media, Information System Product Sales and Other Services segments. However, the Technology Infrastructure and Systems Integration segments experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $1,436,000 (72%) and $879,000 (85%), respectively, comparing the first nine months of 2004 and 2005. As discussed above in the quarterly overview, management believes the primary factors in the increases realized by Collaborative Solutions are strong demand for services based on Microsoft SharePoint technology and the July 2005 acquisition of CodeLab. Comparing the first nine months of 2004 and 2005, Business Process revenue and gross profit increased by $761,000 (351%) and $459,000 (417%), respectively. The period-to-period improvements related to Information System Product Sales were $535,000 (156%) for revenue and $149,000 (175%) for gross profit. Management attributes the increases to the significant expansion of services based on, and sales of, Microsoft Dynamics technology products following the Company’s November 2004 acquisitions of two businesses specializing in Microsoft Dynamics technology and to increases in sales resources and Business Process technical staff. Interactive Media revenue and gross profit increased by $157,000 (18%) and $369,000 (70%) comparing the first nine months of 2004 and 2005. The 2005 results were significantly impacted by recognition of the remaining consulting revenue under two fixed price arrangements upon the customer’s acceptance of the projects following its decision not to utilize certain alternate system components. The impact on gross profit was particularly significant as the customer’s acceptance allowed the projects to close without significant additional labor cost of sales.

Technology Infrastructure experienced declines of $295,000 (10%) in revenue and $146,000 (9%) in gross profit comparing the first nine months of 2005 to the first nine months of 2004. Management attributes the declines to an easing of demand following a peak period. Management believes the period from the fourth quarter of 2003 through 2004 reflected unusually high demand for the Technology Infrastructure Practice Area due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management believes the 2005 results reflect the normal decrease in demand following a peak period.

During the first nine months of 2004, the majority of Systems Integration activity was performed for implementation of two interactive systems aboard ships. However, as a result of fewer new-build commitments among the Company’s existing customers in 2005 than in 2004, only one significant interactive television system implementation generated significant Systems Integration activity during the first nine months of 2005. Consequently, period-to-period declines in Systems Integration revenue of $558,000 (36%) and in gross profit of $330,000 (39%) were realized. The Company expects that Systems Integration revenue and gross profit for the full year 2005 will represent significant declines from 2004 levels. The Company expects improvement in 2006, but no assurance can be given that the Company will receive additional orders or that revenue or gross profit realized in 2006 or later years for Systems Integration will be equal to or greater than current levels.

The increase in selling, general and administrative expenses for the first nine months of 2005 as compared to the first nine months of 2004 was $1,486,000. As set forth above in the discussion of quarterly results, the most significant contributing factor was an increase in the Company’s workforce, primarily for consultants for the Collaborative Solutions and Business Process Practice Areas as the general expenses of the Company include compensation related to non-billable time and can significantly increase in periods when the Company is adding to its productive workforce. Other contributing factors were a loss of $146,000 in the third quarter of 2005 due to impairment of the Jimary Business Systems customer list and the period-to-period increase in depreciation and amortization expense, primarily related to 2005 amortization of intangible assets related to the Company’s recent business acquisitions. The increase in selling, general and administrative expenses offsets most of the improvement in gross profit.

The Company’s cash balance decreased from $3,091,000 as of December 31, 2004 to $1,257,000 as of September 30, 2005, a decline of $1,834,000. The most significant factors in the decline were payment of a $1,000,000 note in April 2005, cash used for operating activities of $409,000 during the nine-month period and payment of $266,000 in dividends on preferred stock. The net cash flows used for investing activities include $114,000 for capital expenditures. Investing activities also include $2,547,000 used for acquisition of businesses, primarily related to CodeLab, but cash was provided from proceeds of $2,500,000 from the issuance of Series H Redeemable Preferred Stock and related warrants. The net cash flows used for operating activities during the first nine months of 2005 included $571,000 used for changes in working capital net of $162,000 provided from operations. The Company’s cash balance may continue to decline over the remainder of 2005 due to the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors. On the Consolidated Balance Sheet as of September 30, 2005, the current portion of accrued dividends on preferred stock of $2,783,000 represents accrued dividends scheduled for payment within one year of September 30, 2005 on the Company’s Series C, D, F, G and H preferred stock. The substantial majority relates to Series C preferred stock, for which dividends have accrued without payment since 1996. These dividends are currently scheduled for payment within ten days of June 30, 2006, but the Company anticipates payment will be deferred. The Company’s material obligations may result in significant cash payments in future periods beyond 2005. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

Acquisition of CodeLab Technology Group

On July 26, 2005 (the “Closing Date”), the Company acquired all of the outstanding equity interests of CodeLab, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, the shareholders of CodeLab and certain holders of options to purchase CodeLab’s capital stock. CodeLab, a technology company based in Wakefield, Massachusetts, develops mission critical applications for financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes for the financial services sector. CodeLab also provides its customers with support, maintenance and other development services with respect to such software applications. The Company believes the acquisition of CodeLab enhances the market scope and capabilities of its operations.

Upon closing, in consideration for all of the issued and outstanding capital stock of CodeLab, as well as the termination of all option agreements to purchase CodeLab’s capital stock, the Company delivered to the former shareholders and option holders of CodeLab a purchase price payment, consisting of cash and common stock of the Company, as follows: (i) a cash payment of $2,400,000, and (ii) 500,000 shares, in the aggregate, of the Company’s common stock, issued to Messrs. Ritchie, Francis and Bramhall. In September 2005, a holdback amount of $100,000 of the purchase price was adjusted based on the results of a sales and use tax audit of CodeLab which was pending as of the Closing Date, and the determination of necessary working capital adjustments pursuant to the terms of the Purchase Agreement. As of September 30, 2005, $64,000 of additional consideration is included in other accrued liabilities on the Company’s Consolidated Balance Sheet for the holdback amount due to the former equity holders of CodeLab. The holdback amount was paid in October 2005.

The Purchase Agreement also provides for annual payments of contingent consideration to be paid to the former shareholders and option holders of CodeLab, in such proportions as have been allocated among themselves in advance, for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company at its sole option may elect to pay the annual contingent payments all in cash. The annual contingent payments consisting of cash and shares in the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods ending July 31, 2006, 2007 and 2008, and shall be made by the Company not later than 120 days following the end of such annual period. The Company’s management believes the brief period since the acquisition is insufficient to assess the likelihood of contingent consideration becoming due under the Purchase Agreement or to estimate the amount of any contingent consideration that may be paid in the future. Management will monitor the results of operations of the acquired subsidiary and the Company will recognize a liability for contingent consideration if management believes payment is likely and can be reasonably estimated.

The Purchase Agreement also contains customary representations, warranties and related indemnification provisions, including potential setoff rights of the Company with respect to the annual contingent payments which are payable to the former shareholders and option holders of CodeLab for certain indemnification claims as set forth in the Purchase Agreement. In addition, the Purchase Agreement includes non-compete provisions restricting CodeLab’s executive management from competing with the Company and CodeLab for stated time periods.

There can be no assurance that the Company will be able to successfully integrate CodeLab’s business with the other businesses of the Company. The Company could have difficulty retaining and assimilating the personnel and services of the acquired business into the Company’s overall operations. These difficulties could disrupt the Company’s business, distract its management and employees, increase expenses and adversely affect the Company’s business, results of operations and financial condition.

On the Closing Date, contemporaneously with the execution of the Purchase Agreement, the Company sold 250 shares of its newly created series of preferred stock, having a par value of $.01 per share and a liquidation value of $10,000 per share and being designated as Series H Redeemable Preferred Stock, and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, for an aggregate purchase price of $2,500,000 in cash to three shareholders of the Company. See Liquidity and Capital Resources below for additional information concerning the Series H preferred stock and related warrants.

For additional information regarding the Company’s acquisition of CodeLab and issuance of Series H preferred stock, see the Company’s Current Report on Form 8-K filed on July 28, 2005 and the amendment to this Report on Form 8-K filed on October 11, 2005, which included financial statements for CodeLab and pro forma financial information related to the Company’s acquisition.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company maintains an operational focus on solutions based on Microsoft technology. The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania has also been designated with the Microsoft Business Solutions and Networking Solutions competencies. The Company’s technical expertise and quality of services have been recognized by Microsoft in several recent awards. In July 2005, Microsoft announced the selection of Allin Consulting-California as the winner of the West Region US Partner Field Award for Top Regional Partner – Winning on Value, to distinguish Allin Consulting-California as one of the best Microsoft partners in the West Region. Allin Consulting-California also received the Q2 2005 West Region Partner Competencies and Best Practices Award in recognition of exceptional expertise or competency by a partner. Allin Consulting-Pennsylvania received the Microsoft Q1 2005 Greater Pennsylvania District Area Award in recognition of its outstanding achievement as a Microsoft Partner. The Company intends to continue its specialization in Microsoft-based technology. Management believes that the Company’s Microsoft Gold-Certified Partner status and technical competency designations provide it with the ability to quickly develop solutions capabilities for new Microsoft product offerings, which serves as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, collaborative- and business process-based products since Microsoft has historically relied extensively on third-party partners to provide custom development and integration services to businesses implementing their technology.

The Company’s Pittsburgh and Northern California-based Technology Infrastructure, Collaborative Solutions and Business Process operations target businesses across a broad spectrum of industries, ranging from relatively small organizations to Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes smaller to mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. Management believes the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and on the basis of performance in meeting customer needs.

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

CodeLab focuses its marketing efforts on application development for financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes for the financial services sector. CodeLab’s well-tested development methodology, robust technical framework and library of extensible software components enable CodeLab to deliver high quality solutions to financial services customers providing an immediate return on investment.

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

The Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas primarily deliver consulting services that are either Allin-managed or co-managed with the customer. With the Allin-managed delivery method, practice area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, practice area managers, consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods. Services delivered under these methods are viewed by management as being solutions-oriented due to the Company’s performance of high level managerial tasks.

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

These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Interactive Media and Systems Integration projects are frequently part of related arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying Interactive Media and Systems Integration projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 10% and 9% of the Company’s total revenue for the three-month periods ended September 30, 2004 and 2005, respectively, and 23% and 17% of the Company’s total revenue for the nine-month periods ended September 30, 2004 and 2005, respectively.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Interactive Media consulting projects of this type are reviewed monthly, including consideration of any factors related to current or expected future progress on the projects and the Company’s past performance of similar projects. Any resulting changes to expected project labor are factored into the determination of cumulative percentage of completion used to determine current revenue recognition. Interactive Media arrangements frequently include PCS for a three-month period following the installation of interactive television systems. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to expected total project labor, and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

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

The Company’s practice areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 4% and 1% of the Company’s total revenue for the three-month periods ended September 30, 2004 and 2005, respectively, and 5% and 3% of the Company’s total revenue for the nine-month periods ended September 30, 2004 and 2005, respectively.

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

Goodwill and Intangible Assets. As of September 30, 2005, the Company’s intangible assets included goodwill associated with the 1996 and 1998 acquisitions of Allin Consulting-California and Allin Consulting-Pennsylvania, the 2004 acquisition of Jimary Business Systems and the 2005 acquisition of CodeLab, customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, CodeLab and the 2004 acquisition of Computer Resources and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of September 30, 2005, recognized balances for the customer lists, non-competition agreements and goodwill were approximately $2,031,000, $126,000 and $2,157,000, respectively.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists and non-competition agreements, are amortized over their useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. The Company performs annual testing as of December 31 of each fiscal year. Key risk factors are monitored on an ongoing basis, and interim testing for potential impairment of goodwill or intangible assets is performed if indicators of potential impairment arise.

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts receivable, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities and deferred revenue. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Outsourced Services and Information System Product Sales, further broken down geographically between Northern California-based and Pittsburgh-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate financial result multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors regarding goodwill are the industry valuation multiples and the financial results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual test performed as of December 31, 2004, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors regarding the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists. Testing of the non-competition agreements utilizes a similar cash flow-based method.

Industry information utilized for the annual testing as of December 31, 2004 indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous information. The forecast reduction in longer-term growth rates resulted from expectations that future growth would more closely correlate with overall economic conditions and would be more dependent on economic return requirements than in the past and from the negative impact of the growing outsourcing of business to offshore technology enterprises. The Company recorded a loss of $191,000 as of December 31, 2004 to reflect the impairment of the customer list associated with the 1998 acquisition of Allin Consulting-Pennsylvania and to adjust the recognized value of the list to the then estimated level of discounted cash flows attributed to the list. No impairment was indicated for the customer lists or the non-competition agreement associated with the Computer Resources and Jimary Business Systems acquisitions in the annual testing.

As of the end of the third quarter of 2005, management determined that a variance between the expected cash flow from customers on the list acquired from Jimary Business Systems and the actual cash flow derived from the customers was likely to result in a continued shortfall. Management considered this to be an indicator of potential impairment and prepared a new estimate of expected cash flows attributed to the customer list. The undiscounted projected cash flows attributed to the Jimary Business Systems customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $146,000 in the third quarter of 2005 to reflect the impairment of this customer list and to adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. Systems Integration revenue experienced a significant period-to-period decline comparing the first nine months of 2004 and 2005 due to a decline in the number of large projects undertaken. Systems integration revenue for the full year 2005 is expected to represent a significant decline from 2004 revenue. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising primarily from net operating loss carryforwards include projections for future Interactive Media and Systems Integration operations based solely on projects included in committed backlog or considered highly likely to be undertaken.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2004 and September 30, 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2004 and the first nine months of 2005, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of September 30, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

When acquired in July 2005, CodeLab had state deferred income tax liabilities of $25,000, resulting primarily from differences between the accrual method of financial reporting and the cash method utilized for tax reporting. CodeLab’s federal deferred tax liability at acquisition resulted in the reduction of the Company’s valuation allowance related to net operating loss carryforwards of $90,000, which has been recorded as a reduction of goodwill associated with the acquisition.

Reclassifications. The Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2004 reflects reclassifications to the statements as previously reported to conform the prior period information to the current presentation of the statements. The reclassifications did not impact the Company’s results of operations or earnings per share during these periods. On the Consolidated Statement of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue, while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassifications, aggregate revenue and cost of sales have been increased by $29,000 and $61,000 for the three- and nine-month periods ended September 30, 2004, respectively. There is no change to aggregate gross profit for these periods.

Certain Related Party Transactions

During the three- and nine-month periods ended September 30, 2004 and 2005, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was $34,000 during each of the three-month periods ended September 30, 2004 and 2005, and $102,000 during each of the nine-month periods ended September 30, 2004 and 2005. This represented 2% of selling, general and administrative expenses during each of these periods. The Company has rented its Pittsburgh office space on a month-to-month basis since the expiration of a five-year lease on January 31, 2002. The Company’s landlord agreed to this arrangement until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to other space within the same building or, if such space is not available, space in another building. Management believes the current arrangement benefits both parties as the Company benefited from an expense reduction as compared to its previous lease rental costs and has deferred the cost and inconvenience of moving, while the landlord has deferred the costs associated with buildout of new space for the Company.

The Company engaged in a transaction with related parties on July 26, 2005 when it issued and sold shares of its Series H Redeemable Preferred Stock and related warrants. See below under the caption “Liquidity and Capital Resources” for more information about the issuance and sale of the Series H preferred stock and related warrants to related parties. The Company believes that the price for which it sold such securities was comparable to that for which it would have sold such securities to non-related parties.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended September 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$986	$952	(3)%
Collaborative Solutions	594	1,462	146%
Business Process	91	389	327%
Interactive Media	178	153	(14)%
Systems Integration	133	202	52%
Outsourced Services	164	158	(4)%
Information System Product Sales	171	195	14%
Other Services	42	152	262%

Consolidated Revenue	$2,359	$3,663	55%

Management attributes the decline of $34,000 in Technology Infrastructure revenue comparing the third quarters of 2004 and 2005 primarily to an easing of demand following a peak period. Management believes the period from the fourth quarter of 2003 through 2004 reflected unusually high demand for the Technology Infrastructure Practice Area due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management believes the level of Technology Infrastructure revenue realized in the third quarter of 2005 represents a strong level of demand given the relatively slight variance from the third quarter of 2004. Management believes that certain trends in technology remain favorable to long-term growth for Technology Infrastructure and contributed to the demand for services in the third quarter of 2005. Among these trends are heightened network security concerns due to threats from virus attacks and spyware, lost productivity from the intrusion of spam messages and increasing decentralization of information systems due to increasing service-oriented architecture (“SOA”) proliferation. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

A period-to-period increase of $868,000 in revenue for the Collaborative Solutions Practice Area was realized in the third quarter of 2005 as compared to the third quarter of 2004. Management believes a significant factor in the period-to-period increase in revenue is the acquisition of CodeLab. During the portion of the third quarter of 2005 following the acquisition, $382,000 of Collaborative Solutions revenue was recognized by CodeLab. Management expects that Collaborative Solutions revenue in future periods may increase from prior levels due to the acquisition of CodeLab. Management believes that the software development and support services provided by CodeLab are consistent with the types of Collaborative Solutions services offered by the Company. Another factor in the period-to-period increase in revenue was strong 2005 demand for Microsoft SharePoint-based solutions, which capture, aggregate and integrate information across organizations and provide staff with individualized single points of access. Management also believes certain broad trends in technology are also favorable to long-term growth for Collaborative Solutions, including expected continuing growth of Internet-based commerce, increasing demand for customized applications meeting specific business needs, and applications supporting SOA proliferation and other emerging technologies, such as voice over internet protocol. Management believes these trends also contributed to the increased Collaborative Solutions revenue realized in the third quarter of 2005. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

In December 2003, the Company commenced the operations of its Business Process Practice Area, which specializes in services based on Microsoft Dynamics software. The Business Process Practice Area built on this initial base of operations throughout 2004 through increased marketing efforts and expansion of dedicated staff. In November 2004, the Company acquired two complementary businesses with a Microsoft Dynamics focus, substantially increasing the technical expertise and marketing capabilities of the Business Process operations. Management attributes the substantial period-to-period increase in Business Process revenue of $298,000 comparing the three months ended September 30, 2005 with the three months ended September 30, 2004 to the acquisitions of Computer Resources and Jimary Business Systems, and an increase in sales resources and technical resources of the Business Process staff. No assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period.

The majority of Interactive Media and Systems Integration revenue in the third quarters of both 2004 and 2005 was realized from related arrangements for Interactive Media consulting, including technical architecture design, configuration services and post-installation technical support, and Systems Integration revenue for the implementation of specialized interactive television platforms aboard cruise ships, including computer software, hardware, and television-related equipment. There were no projects with periods of peak activity occurring during the third quarters of 2004 or 2005. Consequently, revenue for the Interactive Media and Systems Integration segments is low in both periods.

Historically, the majority of the Company’s Interactive Media revenue has been derived from projects for the design, configuration and support of shipboard interactive television systems, while the majority of Systems Integration revenue has been derived from the implementation of these systems on newly constructed cruise ships. The level of cruise industry new-build commitments has been low during 2004 and 2005, resulting in a significant reduction in the Company’s backlog over 2004 and the first nine months of 2005 for these segments, as compared with prior periods. Although existing ship orders indicate the level of construction for new cruise ships is expected to increase over the next three years, there can be no assurance that the Company will receive orders for additional systems, which can be placed in the late construction stages for a ship. In addition to pursuing opportunities for interactive television systems, management is actively marketing interactive television systems for ships currently in service, is seeking to engage additional cruise industry customers and is pursuing opportunities in other markets for services based on interactive media technology. Interactive Media and Systems Integration revenue for 2005 is expected to decline significantly from levels realized in 2004 and prior years. In July 2005, the Company received an order for an interactive system for the Royal Caribbean ship Freedom of the Seas, which will be the world’s largest cruise ship when it enters service in 2006. In October 2005, an order was received to replace the system aboard the Celebrity Century, originally installed in 1995, with a new system. The majority of revenue for these projects is not expected to be realized until 2006.

There was no significant period-to-period change in Outsourced Services revenue. The $24,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing the third quarters of 2004 and 2005, was primarily attributable an increase in product sales resulting from the growth in Business Process consulting services. Revenue for the Other Services segment represented no more than 2% of consolidated revenue in the third quarters of either 2004 or 2005. A contributing factor to the period-to-period increase in Other Services revenue of $110,000 was $58,000 of revenue recognized by CodeLab for a separately priced support agreement related a 2004 sale of technology. The revenue from the support arrangement is being recognized ratably over the eighteen month term of the agreement.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended September 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$453	$426	(6)%
Collaborative Solutions	285	621	117%
Business Process	49	160	227%
Interactive Media	54	23	(57)%
Systems Integration	75	97	29%
Outsourced Services	127	121	(5)%
Information System Product Sales	135	154	14%
Other Services	29	43	48%

Consolidated Cost of Sales	$1,207	$1,645	36%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area corresponds with the change in revenue, comparing the third quarter of 2005 to the third quarter of 2004, and results from the decrease in the level of services provided. In percentage terms, the decrease in cost of sales was greater than the decrease in revenue, indicating a decrease in the proportion of average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area is also consistent with the change in revenue, but smaller in percentage terms, also indicating overall improvement in the fee to cost relationship for consultants. Management believes the acquisition of CodeLab and increased demand for services based on SharePoint technology are the primary contributing factors in the increase, consistent with revenue. The significant period-to-period increase in cost of sales for the Business Process Practice Area is attributable to the Computer Resources and Jimary Business Systems acquisitions, and increased sales resources in 2005. The increase in cost of sales for Business Process is significantly less in percentage terms than the change in revenue.

The relatively low levels of Interactive Media consulting and Systems Integration cost of sales in the third quarters of both 2004 and 2005 correspond with the low levels of revenue in the periods. As noted above, neither period included periods of peak activity on a large projects.

The increase in cost of sales for the Information System Product Sales segment, comparing the third quarters of 2004 and 2005, was consistent with the corresponding increase in revenue. The period-to-period increase in Other Services cost of sales relates to an increase in out-of-pocket expenses billed to customers.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended September 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$533	$526	(1)%
Collaborative Solutions	309	841	172%
Business Process	42	229	445%
Interactive Media	124	130	5%
Systems Integration	58	105	81%
Outsourced Services	37	37	—%
Information System Product Sales	36	41	14%
Other Services	13	109	738%

Consolidated Gross Profit	$1,152	$2,018	75%

Technology Infrastructure gross profit declined 1%, comparing the third quarters of 2004 and 2005, less in percentage terms than the decline in revenue, due to period-to-period improvement in hourly fees in excess of hourly labor costs. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $532,000. As discussed above, management attributes the improvement to the acquisition of CodeLab and strong demand for solutions based on Microsoft SharePoint technology. Collaborative Solutions also experienced period-to-period improvement in average hourly fees to hourly cost of labor when comparing the third quarter of 2005 to the third quarter of 2004. There can be no assurance, however, that this trend will continue in future periods. The substantial growth in gross profit for the Business Process Practice Area, comparing the third quarter of 2005 to the third quarter of 2004, resulted from the acquisitions of Computer Resources and Jimary Business Systems late in 2004 and an increase in sales resources and capabilities of the Business Process staff in 2005.

Gross profit from Interactive Media consulting services did not significantly change when comparing the third quarters of 2004 and 2005 and reflects a low level of consulting revenue in both periods. The period-to-period increase in Systems Integration gross profit, comparing the third quarter of 2005 to the third quarter of 2004, was consistent with the change in revenue and also reflects a low level of project activity in both periods.

The increase in gross profit for the Information System Product Sales segment is consistent with the period-to-period growth in revenue. Management primarily attributes the period-to-period increase in Other Services gross profit to revenue recognized by CodeLab for a separately priced support agreement related to a 2004 sale of technology.

Selling, General & Administrative Expenses

The Company recorded $2,206,000 in selling, general and administrative expenses during the three months ended September 30, 2005, including $104,000 for depreciation and amortization, $147,000 for losses from impairment or disposal of assets and $1,955,000 for other selling, general & administrative expenses. Selling, general and administrative expenses were $1,506,000 during the three months ended September 30, 2004, including $46,000 for depreciation and amortization, a $1,000 loss on disposal of equipment and $1,459,000 for other selling, general & administrative expenses. The increase in aggregate selling, general & administrative expenses was $700,000, or 46%.

The period-to-period increase in other selling, general & administrative expenses was $496,000, or 34%. The most significant factors in the increase are labor-related. These include a period-to-period increase in the Company’s workforce, primarily for consultants for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas and sales and marketing personnel. The increase in the Company’s workforce has occurred both through acquisitions in November 2004 and July 2005 and as a result of demand for services in the practice areas. The general expenses of the Company include compensation related to non-billable time for the Company’s consultants and, consequently, will often increase in periods when the Company is adding to its productive workforce. The Company also experienced period-to-period increases among non-compensation-related components of other selling, general and administration expenses due to the acquisitions and growth in the workforce. Management attributes a significant increase in travel expenses primarily to increased marketing and sales efforts and an increase in research and development expense to 2005 application development and platform refinements for thick-client interactive television solutions. Another factor contributing to the increase was the addition of overhead expenses related to CodeLab’s office and operations beginning in July 2005.

Depreciation and amortization were $104,000 for the third quarter of 2005, as compared to $46,000 for the third quarter of 2004. The increase of $58,000, or 126%, is primarily due to the 2005 period including amortization expense related to the customer lists and non-competition agreements recorded in association with the acquisitions of Jimary Business Systems, Computer Resources and CodeLab.

As of the end of the third quarter of 2005, management determined that a variance between the expected and actual cash flows from customers on the list acquired from Jimary Business Systems was likely to result in a continued shortfall. A new projection of undiscounted cash flows attributed to the Jimary Business Systems customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $146,000 to reflect the impairment of this customer list. During both periods, the Company recognized losses of $1,000 related to disposal of equipment.

Net Loss

The Company recorded a net loss of $181,000 for the three months ended September 30, 2005, as compared to a net loss of $356,000 for the three months ended September 30, 2004. The $175,000 improvement in profitability is attributable to the $866,000 improvement in gross profit from operations resulting from the factors discussed above, offset by the $700,000 increase in selling, general and administrative expenses.

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue

The following table sets forth revenue for the Company’s operating segments for the nine-month periods ended September 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$2,837	$2,542	(10)%
Collaborative Solutions	1,997	3,433	72%
Business Process	217	978	351%
Interactive Media	853	1,010	18%
Systems Integration	1,536	978	(36)%
Outsourced Services	472	497	5%
Information System Product Sales	343	878	156%
Other Services	109	259	138%

Consolidated Revenue	$8,364	$10,575	26%

Management attributes the decline of $295,000 in Technology Infrastructure revenue comparing the first nine months of 2004 and 2005 primarily to an easing of demand following a peak period. Management believes the period from the fourth quarter of 2003 through 2004 reflected unusually high demand for the Technology Infrastructure Practice Area due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns and related disaster recovery planning following several years during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Management notes, however, that a significant majority of the period-to-period decline occurred in the first quarter of 2005, as revenue realized in the second and third quarters of 2005 represents only a slight negative variance from the comparable periods of 2004. Management believes that certain trends in technology, as noted above in the discussion of quarterly results, have helped to mitigate the normal decline in demand following a period of unusually high activity. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

A period-to-period increase of $1,436,000 in revenue for the Collaborative Solutions Practice Area was realized in the first nine months of 2005 as compared to the first nine months of 2004. Management believes the period-to-period increase in revenue is partially attributable to strong demand for solutions based on Microsoft SharePoint technology and certain broad trends in technology favorable to long-term growth for Collaborative Solutions, as discussed above. Another factor that significantly contributed to the increase in revenue was the Company’s July 2005 acquisition of CodeLab. The majority of the revenue recognized by CodeLab since the acquisition for application development, support, maintenance and other services with respect to software applications has been Collaborative Solutions revenue. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the substantial period-to-period increase in Business Process revenue of $761,000 comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004 to the November 2004 acquisitions of Computer Resources and Jimary Business Systems, as well as increased marketing efforts and expansion of dedicated staff throughout 2004 and 2005. However, no assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period or that the Company will achieve successful long-term integration of the recently acquired businesses with the pre-existing Business Process operations.

The majority of Interactive Media consulting revenue in the first nine months of both 2004 and 2005 was realized from technical architecture design, configuration services and post-installation technical support related to interactive television systems installed on cruise ships. The period-to-period increase in revenue of $157,000, comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, was attributable to the recognition in the first nine months of 2005 of the remaining consulting revenue under two fixed-price arrangements upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components. Revenue recognition during the first half of 2004 was not similarly impacted.

Under arrangements with the Company’s cruise line customers related to the Interactive Media consulting services described above, the Company also recognized Systems Integration revenue for the implementation of specialized interactive television platforms aboard cruise ships, including computer software, hardware, and television-related equipment. During the first nine months of 2005, Systems Integration revenue reflected the peak period of implementation activity for only one interactive television system project for the Carnival Liberty. During the first nine months of 2004, Systems Integration revenue reflected the peak period of implementation activity for two interactive television system projects for the Carnival Miracle and Royal Caribbean Jewel of the Seas. This variation in peak project activity is the primary cause of the period-to-period decline in Systems Integration revenue of $558,000.

As discussed above, the level of cruise industry new-build commitments has been low during 2004 and 2005, resulting in significant reduction in the Company’s backlog over 2004 and the first half of 2005 for these segments. In addition to pursuing opportunities for interactive television systems, management is actively marketing interactive television systems for ships currently in service, is seeking to engage additional cruise industry customers and is pursuing opportunities in other markets for services based on interactive media technology. Interactive Media and Systems Integration revenue for the full year 2005 is expected to represent a significant decline from levels realized in 2004 and prior years. No peak period of implementation activity is scheduled for any ship system projects in the fourth quarter of 2005. In July and October 2005, respectively, the Company received an orders for interactive systems for the Royal Caribbean Freedom of the Seas and the Celebrity Century. Although limited activity related to these projects is expected to begin in 2005, the majority of revenue is not expected to be realized until 2006. There can be no assurance that the Company will receive orders for additional systems.

The period-to-period increase in Outsourced Services revenue reflects activity for an additional customer during the first half of 2005. There can be no assurance that Outsourced Services revenue will continue to be realized at current levels in any future period. The $535,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing the first nine months of 2004 and 2005, was primarily attributable to an increase in sales of Microsoft Dynamics products which resulted from the growth in Business Process consulting services. Revenue for the Other Services segment represented no more than 2% of consolidated revenue in the first nine months of either 2004 or 2005, with the period-to-period increase resulting from an increase in referral commissions and the inclusion during 2005 of $58,000 of CodeLab revenue for a separately priced support agreement related to a 2004 sale of technology that is being recognized ratably over the eighteen-month term of the agreement.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the nine-month periods ended September 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,278	$1,129	(12)%
Collaborative Solutions	967	1,524	58%
Business Process	107	409	282%
Interactive Media	325	113	(65)%
Systems Integration	696	467	(33)%
Outsourced Services	365	383	5%
Information System Product Sales	258	644	150%
Other Services	62	75	21%

Consolidated Cost of Sales	$4,058	$4,744	17%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area, comparing the first nine months of 2005 to the first nine months of 2004, corresponds with the change in revenue and results from the decrease in the level of services provided. The percentage change in cost of sales is smaller than the change in revenue, indicating a decrease in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area is also consistent with the change in revenue and is attributable to growth in demand for services, as discussed above, and the acquisition of CodeLab. The change is smaller in percentage terms, also indicating a decrease in the proportion of the average hourly cost of consultant labor for Collaborative Solutions to average hourly fees. The significant period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services following the Computer Resources and Jimary Business Systems acquisitions and due to the increase in sales and marketing resources. The increase in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating period-to-period improvement in the proportion of labor costs to revenue.

A decrease in Interactive Media cost of sales, comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004, was realized despite a corresponding period-to-period increase in revenue. Management primarily attributes the result to customer acceptance during 2005 of two fixed-price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision to not utilize certain alternate system components resulted in project completion at a reduced labor budget. A secondary factor was a change in the mix of the types of project activity. The first half of 2004 included higher activity levels on projects utilizing development and technical support resources, which are higher-cost resources.

The period-to-period decrease in Systems Integration cost of sales is consistent with the corresponding decrease in revenue. During the first nine months of 2005, Systems Integration cost of sales reflected the peak period of implementation activity for only one shipboard interactive television system, as compared to the peak period of activity for two systems during the first nine months of 2004.

The period-to-period increase in cost of sales for the Outsourced Services segment, comparing the first nine months of 2004 and 2005, was consistent with the corresponding period-to-period increase in revenue. The significant increase in cost of sales for the Information System Product Sales segment, comparing the first nine months of 2004 and 2005, resulted from significant growth in sales of Microsoft Dynamics software and related products following the Jimary Business Systems and Computer Resources acquisitions and due to increased sales resources. The period-to-period increase in Other Services cost of sales relates to an increase in the amount of out-of-pocket expenses billed to customers.

The following table sets forth gross profit for the Company’s operating segments for the nine-month periods ended September 30, 2004 and 2005 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,559	$1,413	(9)%
Collaborative Solutions	1,030	1,909	85%
Business Process	110	569	417%
Interactive Media	528	897	70%
Systems Integration	841	511	(39)%
Outsourced Services	106	114	8%
Information System Product Sales	85	234	175%
Other Services	47	184	291%

Consolidated Gross Profit	$4,306	$5,831	35%

The period-to-period decrease in gross profit for the Technology Infrastructure Practice Area, comparing the first nine months of 2005 to the first nine months of 2004, corresponds with the change in revenue and results from the decrease in the level of services provided. A slight period-to-period improvement in the ratio of fees to labor cost was realized. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $879,000. Management believes the change is attributable to strong demand for solutions based on Microsoft SharePoint technology and other technology trends, the acquisition of CodeLab and period-to-period improvement in the ratio of average hourly fees to average hourly labor cost. There can be no assurance, however, that these trends will continue in future periods. The substantial growth in gross profit for the Business Process Practice Area of $459,000, comparing the first nine months of 2005 to the first nine months of 2004, resulted from the acquisitions of Computer Resources and Jimary Business Systems late in 2004 and an increase in sales resources and expansion of dedicated staff throughout 2004 and 2005.

Gross profit from Interactive Media services increased by $369,000, when comparing the first nine months of 2004 and 2005, despite a smaller period-to-period increase in consulting revenue. As discussed above, management attributes the result to customer acceptance during 2005 of two fixed-price projects, which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects, and a change in the mix of the types of project activity, with more extensive use of lower-cost resources on project activity during the first nine months of 2005.

The period-to-period decrease in Systems Integration gross profit of $330,000, when comparing the first nine months of 2005 to the first nine months of 2004, is consistent with the corresponding decrease in revenue. During the first nine months of 2005, Systems Integration gross profit reflected the peak period of implementation activity for only one shipboard interactive television system, as compared to the peak period of activity for two systems during the comparable period of 2004.

The period-to-period increase in gross profit for the Outsourced Services segment resulted from the inclusion of an engagement with an additional customer in the first nine months of 2005. The significant increase in gross profit for the Information System Product Sales segment of $149,000 resulted from significant period-to-period growth in sales of Microsoft Dynamics software and related products following the November 2004 acquisitions of Jimary Business Systems and Computer Resources, two businesses specializing in this area of technology. Other Services gross profit increased by $137,000 when comparing the first nine months of 2004 and 2005, due to CodeLab gross profit on a support agreement and an increase in referral commissions.

Selling, General & Administrative Expenses

The Company recorded $6,081,000 in selling, general and administrative expenses during the nine months ended September 30, 2005, including $245,000 for depreciation and amortization, $147,000 for losses from impairment or disposal of assets and $5,689,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $4,595,000 during the nine months ended September 30, 2004, including

$141,000 for depreciation and amortization and $4,460,000 for other selling, general & administrative expenses, net of a gain of $6,000 related to disposal of equipment. The period-to-period increase in aggregate selling, general and administrative expenses was $1,486,000, or 32%.

The period-to-period increase in other selling, general and administrative expenses was $1,229,000, or 28%. The most significant factors in the increase are labor-related. These include a period-to-period increase in the Company’s workforce, primarily for consultants for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas and sales and marketing personnel. As discussed above, the Company’s general expenses include the cost of non-billable time for the Company’s consultants and will often increase in periods when the Company is adding to its productive workforce. The increase in the size of the Company’s technical workforce was concentrated in the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas as a result of demand growth and acquisitions. As discussed above, significant period-to-period expense increases were also incurred for travel due to increased marketing and sales efforts and research and development centered on application development and platform refinements for thick-client interactive television solutions. Another factor contributing to the increase was the addition of overhead expenses related to CodeLab’s office and operations beginning in July 2005.

Depreciation and amortization were $245,000 for the first nine months of 2005, as compared to $141,000 for the first nine months of 2004. The increase of $104,000, or 74%, in the 2005 period is primarily due to the amortization expense related to the customer lists and non-competition agreements recorded in connection with the November 2004 acquisitions of Jimary Business Systems and Computer Resources and the July 2005 acquisition of CodeLab.

As discussed above, the Company recorded a loss of $146,000 as of September 30, 2005 to reflect the impairment of the customer list associated with the Jimary Business Systems acquisition. Management determined that a variance between the expected and actual cash flows from customers on the acquired list was likely to result in a continued shortfall. There were no losses due to impairment during the nine months ended September 30, 2004. During the nine-month period ended September 30, 2005, the Company recognized a loss of $1,000 related to disposal of equipment, as compared to a gain of $6,000 on disposal of equipment during the nine months ended September 30, 2004.

Net Income (Loss)

The Company recorded a net loss of $247,000 for the nine months ended September 30, 2005, as compared to a net loss of $313,000 for the nine months ended September 30, 2004. The $66,000 improvement in profitability is attributable to the $1,525,000 period-to-period increase in gross profit from operations exceeding the $1,486,000 increase in selling, general & administrative expenses. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2005, the Company had no off-balance sheet arrangements that had current effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At September 30, 2005, the Company had cash and liquid cash equivalents of $1,257,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2004 was a decrease of $1,834,000. The Company repaid an outstanding note in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California on April 15, 2005, the maturity date of the note. Accrued interest of approximately $79,000 was also paid on April 15, 2005. The repayment of the note balance and accrued interest was the most significant factor affecting the Company’s cash position during the first nine months of 2005. The acquisition of CodeLab involved significant cash component in the purchase consideration, but the issuance of Series H preferred stock and related warrants provided cash for the acquisition.

Net cash flows used for operating activities were $409,000. The Company recognized a net loss for the nine months ended September 30, 2005 of $247,000. The Company recorded net non-cash expenses of $409,000 for depreciation of property and equipment, amortization of intangible assets and an increase in its allowance for doubtful accounts receivable, resulting in net cash provided of $162,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in a net cash use of $571,000 for the nine months ended September 30, 2005. Major working capital adjustments resulting in cash used included increases of $406,000 in accounts receivable and $53,000 in unbilled receivables and decreases of $315,000 in billings in excess of costs and estimated gross margins and $176,000 in other accrued liabilities. Growth in the Company’s consulting services and progress on the Carnival Liberty project were factors resulting in these working capital changes. Major working capital adjustments resulting in cash provided included increases of $280,000 in accounts payable, $89,000 in accrued compensation and payroll taxes and $63,000 in deferred revenue. The net result of the operations statement activity and working capital adjustments was net cash used of $409,000 related to operating activities. Investing activities resulted in a net cash use of $2,661,000 for the nine months ended September 30, 2005, including $2,547,000 for acquisition of businesses, primarily for CodeLab, and $114,000 for capital expenditures for computer hardware for the Company’s increased workforce and periodic upgrading of technology and for improvements to the Company’s communications systems. Financing activities resulted in cash provided of $1,236,000 for the nine months ended September 30, 2005. Proceeds of $2,500,000 were received from the Company’s issuance of 250 shares of Series H preferred stock and related warrants. Financing activities also included the $1,000,000 note repayment and the payment of preferred stock dividends of $266,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the seven succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2006. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2005, maximum borrowing availability under the S&T Loan Agreement was approximately $2,111,000. There was no outstanding balance under the S&T Loan Agreement as of September 30, 2005, and there have been no borrowings subsequent to that date.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During 2005, the interest rate under the S&T Loan Agreement has ranged from a low of 6.25% to a high of 7.75%, which was in effect as of September 30, 2005. In November 2005, the interest rate was increased to 8.00%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company did not record any interest expense related to this revolving credit loan during 2004 or the first nine months of 2005 as the Company had no borrowings outstanding during this period. If additional borrowings are made under the revolving credit loan, the principal will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Fourth and Fifth Amendments to the Loan and Security Agreement filed as Exhibits 10.1 and 10.2 to the Company’s Report on Form 8-K filed on September 30, 2005. S&T Bank waived prohibitions on transactions to the extent necessary for the Company to carry out its July 2005 acquisition of CodeLab. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred shares. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted.

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended September 30, 2005. The Company was in compliance with all other covenants as of September 30, 2005 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

CodeLab has a line of credit with Eastern Bank for any necessary funding for claims paid for its flexible spending employee benefit program in advance of employee deferrals into the flexible spending account. As of September 30, 2005, there is a balance of $1,000 outstanding on this line of credit. The maximum borrowing permitted under the line of credit is $25,000. The interest rate in effect as of September 30, 2005 was 6.50%.

As of September 30, 2005, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through December 31, 2005. Accrued but unpaid dividends on the Series C preferred stock were $2,653,000 as of September 30, 2005 and $2,704,000 as of November 14, 2005. Payment of accrued dividends on Series C preferred stock is scheduled to occur within ten days of June 30, 2006. However, the Company’s management must determine the advisability of meeting the scheduled payment or deferring payment. Management expects that payment will be deferred. Payment in accordance with the schedule or thereafter is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Accrued dividends on Series C preferred stock are expected to be $2,967,000 as of June 30, 2006. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, future dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.

As of September 30, 2005, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of September 30, 2005 and $6,000 as of November 14, 2005.

As of September 30, 2005, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds.

Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of September 30, 2005 and $50,000 as of November 14, 2005.

As of September 30, 2005, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem Series G shares after December 29, 2005. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $30,000 as of September 30, 2005 and $15,000 as of November 14, 2005. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

On July 26, 2005, the Company sold 250 shares of Series H preferred stock, having a par value of $.01 per share and a liquidation value of $10,000 per share, and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, for an aggregate purchase price of $2,500,000 in cash to three accredited investors, Henry Posner, Jr., Rosetta Capital Partners L.P. and Churchill Group, LLC (the “Series H Preferred Stockholders”), pursuant to separate Subscription Agreements (the “Subscription Agreements”). Henry Posner, Jr. is deemed to be a beneficial holder of greater than five percent of the Company’s common stock. Churchill Group LLC is an entity in which William C. Kavan, a non-employee director of the Company and a beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest. Rosetta Capital Partners L.P. is an entity in which Thomas D. Wright, who is deemed to be a beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest. Each of Messrs. Posner, Kavan and Wright hold shares of one or more of the Company’s other series of preferred stock. The Company used the proceeds from the sale of the Series H preferred stock and the warrants in connection with its acquisition of all of the equity interests of CodeLab.

The holders of the Series H preferred stock will be entitled to receive cash dividends at a rate per annum of 12% of the liquidation value of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, at any time, the Company will have the right to redeem all or part of the outstanding shares of the Series H preferred stock. There are no sinking fund provisions applicable to the Series H preferred stock. Dividends are payable quarterly in arrears on each October 31, January 31, April 30 and July 31. To the extent that dividends are not paid on a particular quarterly payment date, such dividends will accrue and compound on a quarterly basis and will be paid on or before the date of redemption. So long as any shares of Series H preferred stock are outstanding, no cash dividends may be paid or distributions made on any class of preferred stock ranking junior to the Series H preferred stock either as to dividends or upon liquidation until all accrued but unpaid dividends, if any, on the Series H preferred stock have been paid; and no cash dividends may be paid or distributions made on the common stock of the Company unless the Company has obtained the prior consent of the holders of a majority of the outstanding shares of the Series H preferred stock. Accrued but unpaid dividends on Series H preferred stock were $55,000 as of September 30, 2005 and $12,000 as of November 14, 2005.

The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Each of the Certificates of Designation governing the

Series C, D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion of the Series G preferred stock will be proportionately adjusted. The conversion rate for Series G preferred stock may also be adjusted in the event of certain dilutive issuances of equity stock or stock equivalents of the Company, as described in the Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock, which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on January 4, 2001. Any of the rights and preferences of the holders of any of the Company’s series of preferred stock may be waived by the affirmative vote of the holders of a majority of the shares of that series.

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock, aggregate scheduled dividend payments related to the Series D, F, G and H preferred stock are $170,000 for the fourth quarter of 2005. If the Company defers the scheduled 2006 payment of dividends on Series C preferred stock, aggregate scheduled quarterly dividend payments for 2006 for Series D, F, G and H preferred stock are $700,000. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Future dividend requirements could also be substantially larger if the Company determines payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

In connection with the Company’s December 29, 2000 sale of Series G preferred stock, the purchasers of Series G preferred stock also received warrants to purchase an aggregate of 857,138 shares of common stock which have an exercise price of $1.75 per share. The exercise price may be paid in cash or by delivery of a like value, including accrued but unpaid dividends, of Series C or D preferred stock. The warrants will expire December 29, 2005, unless exercised earlier.

In connection with the Company’s July 26, 2005 sale of Series H preferred stock, the purchasers of Series H preferred stock also received warrants to purchase an aggregate of 2,000,000 shares of common stock which have an exercise price of $1.00 per share. The number of shares for which the Series H Warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a dilutive issuance as described in the Form of Common Stock Warrant issued to the Series H preferred shareholders. The exercise price may be paid in cash or by delivery of a like value, including liquidation value and any accrued but unpaid dividends, of Series C, D or G preferred stock. The warrants will expire July 26, 2020, unless exercised earlier.

The Purchase Agreement for the July 2005 acquisition of CodeLab provides for annual payments of contingent consideration to be paid to the former shareholders and option holders of CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments in all cash. The annual contingent payments consisting of cash and shares in the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods ending July 31, 2006, 2007 and 2008, and shall be made by the Company not later than 120 days following the end of such annual period. Management does not believe the period of operations from the acquisition through September 30, 2005 has been long enough to reasonably estimate the amount of any future purchase consideration payments. Management will monitor the results of CodeLab’s operations and will record an estimate for additional purchase consideration when an estimate can be reasonably determined and management believes payment of additional purchase consideration is likely.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Based on the Company’s operations through September 30, 2005, the Company does not believe it is likely that contingent purchase consideration will be due for the first annual period under the Asset Purchase Agreement. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of each such annual period.

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources. Contingent purchase consideration paid in respect of the period through September 30, 2005 was $20,000. An estimate for additional purchase consideration was recorded in the second quarter of 2005 as management believed this amount was likely to become due in future periods. A balance of $19,000 is included in other accrued liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2005 for future payments of purchase consideration related to the acquisition of Computer Resources.

Capital expenditures during the nine months ended September 30, 2005 were $114,000 and included purchases of computer hardware for the Company’s increased workforce and periodic upgrading of technology, improvements to the Company’s communications systems and for leasehold improvements to the Company’s Ft. Lauderdale office. Management forecasts that capital expenditures during the remainder of 2005 will not exceed $75,000 and that capital expenditures during 2006 will not exceed $350,000. Management expects that capital expenditures during this period will be for the Company’s periodic upgrading of technology, software and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2005 and 2006 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company’s cash balances may be diminished over the remainder of 2005 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisitions of businesses and other factors. The number of major Interactive Media consulting projects and Systems Integration projects currently committed for 2006 remains low, which may negatively impact the Company’s cash balances if the Company is unsuccessful in obtaining additional projects to be performed during 2006. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time-to-time seek opportunities to acquire businesses or assets that would complement existing operations or expand the geographic scope of the Company’s operations, such as the Company’s July 2005 acquisition of CodeLab. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company was unable to renew or replace the current credit facility after its expiration in September 2006. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Risk Factors

Certain matters in this quarterly Report on Form 10-Q, including, without limitation, certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecasts,” “estimate,” “likely,” “anticipate,” “plans,” “may,” “could,” “future,” “goal,” “scheduled” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, thus there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements, as well as the Company’s overall future performance. In addition, such statements and the Company’s overall future performance could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Integration of Acquired Businesses. Since December 2003, the Company has acquired the business operations of Information Designs, Inc. (“Information Designs”), the operating assets of Computer Resources and Jimary Business Systems, each of which offered consulting services based on Microsoft Dynamics technology and sold Microsoft Dynamics technology products, and all of the outstanding equity interests of CodeLab, an application developer specializing in technology services for financial services firms. Information Designs, Jimary Business Systems and Computer Resources were based in Pittsburgh, Pennsylvania, while CodeLab is based in Wakefield, Massachusetts.

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

As part of its general business plan, the Company may from time to time seek the acquisition of additional businesses or assets that are complimentary to the Company’s operations. There can be no assurance that the Company will be able to successfully integrate any businesses or assets that it may acquire with the Company’s existing operations. Difficulties similar to those described above could occur following any future acquisition.

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

Backlog. As of September 30, 2005, the Company’s total committed backlog for consulting services and systems integration was $4,581,000, of which $2,001,000 is expected to be realized as revenue during the fourth quarter of 2005, $2,399,000 during 2006 and $180,000 beyond 2006. Revenue realized during the first nine months of 2005 plus backlog expected to be realized during the fourth quarter represents 98% of 2004 consulting and integration services revenue. Backlog includes unrealized revenue for fixed price projects and management’s estimate of future fees for projects billed on an hourly basis. The actual revenue realized from the projects included in backlog is subject to variability in timing due to project schedule delays or acceleration and to variability in amount due to many factors, including the actual project needs for hourly-based projects and additions or reductions in project scope.

As of September 30, 2005, committed backlog for Interactive Media consulting services was approximately $601,000, of which $132,000 is expected to be realized during the fourth quarter of 2005 and $469,000 during 2006. Revenue realized during the first nine months of 2005 plus backlog expected to be realized during the fourth quarter represents 71% of 2004 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for newly built ships. However, the new-build commitments among the Company’s existing customers are fewer in 2005 than in 2003 or 2004. The majority of work to be performed for the interactive television system implementation project, for the Royal Caribbean Freedom of the Seas, is the only project of this type included in the backlog as of September 30, 2005. In October 2005, the Company also received an order for an interactive television system implementation project for the Celebrity Century. The majority of revenue related to the Freedom of the Seas and Century projects is expected to be realized in 2006.

Most of the significant Systems Integration projects to date have involved implementation of interactive television systems on newly built ships under related arrangements to the Interactive Media consulting services described above. As of September 30, 2005, committed backlog for Systems Integration was approximately $1,030,000, of which $162,000 is expected to be realized during the fourth quarter of 2005 and $868,000 during 2006. Revenue realized during the first nine months of 2005 plus backlog expected to be realized in the fourth quarter represents 40% of 2004 Systems Integration revenue.

The Company is actively seeking to secure additional consulting and systems integration projects with existing clients in the cruise industry, their affiliates and cruise lines for which the Company does not presently provide services. Management is also seeking opportunities outside of the cruise industry. Failure to obtain additional projects would likely significantly negatively impact the Company’s business, results of operations and financial condition during 2006. The level of cruise industry new-build commitments is expected to increase beginning in 2006. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional orders for the Company.

As of September 30, 2005, backlogs for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas were $421,000, $1,671,000 and $859,000, respectively. Backlog amounts expected to be realized during the fourth quarter of 2005 for Technology Infrastructure, Collaborative Solutions and Business Process are $421,000, $960,000 and $326,000, respectively. Amounts expected to be realized during 2006 for Collaborative Solutions and Business Process are $531,000 and $533,000, respectively. There is also $180,000 of backlog for Collaborative Solutions expected to be realized in 2007 and 2008. Revenue realized during the nine months ended September 30, 2005 plus backlog expected to be realized during the fourth quarter of 2005 for these practice areas represents 81%, 170% and 300%, respectively, of 2004 Technology Infrastructure, Collaborative Solutions and Business Process revenue.

The committed backlog for the Technology Infrastructure Practice Area represents a short lead time for expected performance of the projects, which is consistent with the Company’s experience with recent years’ sales for this practice area. The committed backlog for the Collaborative Solutions Practice Area similarly represents a short lead time for expected performance of the projects for the Company’s Pittsburgh and Northern California operations. However, the Collaborative Solutions backlog associated with the recently acquired CodeLab operations involves a mix of projects with short lead times and projects covered by long-term agreements. The backlog for the Business Process Practice Areas represents a comparatively high percentage of 2004 revenue for this practice area. Management attributes this to a significant increase in the level of activity for Business Process following the November 2004 acquisitions of two businesses and as a result of additional sales resources during 2005. There can be no assurance that the Company will be able to continue to sustain or improve the backlog levels for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. The future success of these practice areas is dependent on the ability of their sales and marketing resources to continually identify and obtain new engagements from existing and prospective customers. General economic conditions and other risk factors such as geopolitical considerations may make future business more difficult to obtain, which would negatively impact the Company’s business, results of operations and financial condition.

Practice Area and Customer Concentration. Interactive Media consulting and Systems Integration projects accounted for 35% and 39%, respectively of the Company’s revenue and gross profit for the year ended December 31, 2004 and 19% and 24%, respectively, of revenue and gross profit for the nine months ended September 30, 2005. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. During the year ended December 31, 2004 and the nine-month period ended September 30, 2005, Carnival, a significant Interactive Media and Systems Integration customer operating in the cruise industry, accounted for 20% and 18%, respectively, of the Company’s consolidated revenue. Costa, an affiliate of Carnival, accounted for another 7% and 1%, respectively, of consolidated revenue during these periods. The loss of any cruise industry customer would likely negatively impact the Company’s business, results of operations and financial condition. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives, fuel costs and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services. As discussed above, the recently acquired CodeLab’s services are focused on financial services sector, with a small number of customers representing significant portions of CodeLab’s revenues. The Company may experience additional concentration of revenue among significant customers and in specific market sectors in future periods as a result of the CodeLab acquisition.

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

The Company’s Business Process Practice Area specializes in services based on Microsoft Dynamics financial and customer relationship management software. The sale of these products, particularly Great Plains, Solomon and MS CRM, is actively promoted in conjunction with Business Process services. Microsoft Dynamics supplied 13% and 21%, respectively, of the technology products purchased in 2004 and the first nine months of

2005 for the Company’s systems integration and product sales operations. The availability of Microsoft Dynamics products is critical to the Company’s ability to realize increased revenue for its Business Process and Information System Product Sales segments. These products are available primarily through Microsoft’s partner channel. Although the Company does not expect difficulty in maintaining its ability to purchase Microsoft Dynamics products, significant turnover among its Business Process staff could make continued partner qualification difficult. Similarly, financial setbacks that negatively impact the Company’s ability to make timely payments for purchases of Microsoft Dynamics products or the annual partner fee could result in difficulty in obtaining these products in future periods.

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

Competitive Market Conditions. The technology consulting industry remains fragmented with a large number of smaller-sized participants despite a long-term trend toward consolidation in the industry. There are also large national or multinational firms competing in this market. Changes in the development and usage of computer hardware, software, Internet applications and networking capabilities require continuing education and training of the Company’s technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to the Company’s customers. The Company’s competitors may have resources to develop training and industry monitoring programs that are superior to the Company’s. Offshore outsourcing of information technology services, particularly application development services, has grown significantly in recent years and impacts demand for and pricing of services by domestic providers, as well as the supply and compensation for domestic labor. There can be no assurance that the Company will be able to compete effectively with current or future competitors on the basis of quality of services or price or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Liquidity Risk. The Company’s cash resources and cash flow generated from operations have been adequate to meet its needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to the Company’s operating entities will not result in working capital shortages that may adversely impact the Company’s operations. The liquidity risk is mitigated somewhat by the Company’s current revolving credit facility, which permits borrowing for general working capital needs. The Company’s revolving credit facility expires September 30, 2006. Failure to renew the existing credit facility beyond September 30, 2006 or replace it with another facility with similar terms may adversely impact the Company’s operations in the future.

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

Public Company Requirements. The Company is subject to various laws and governmental regulations relating to its status as a public company. The Sarbanes-Oxley Act of 2002 (“SOX”) and related Securities and Exchange Commission (“SEC”) regulations have resulted in the implementation of increased financial reporting and disclosure requirements and new requirements for corporate governance. Some of these requirements are currently in effect and others will become effective in the future. Management believes compliance with the legislation and regulations has resulted in additional costs to the Company associated with professional services, including legal and accounting services, regulatory reporting and investor information distribution. Management believes these costs will likely continue to increase with the pending implementation of additional provisions of SOX and related regulations of the SEC and the Public Company Accounting Oversight Board, as well as other SEC regulations. Since the enactment of SOX and related SEC regulations, an increasing number of small public companies have elected to deregister from public company status due to the increasing costs and administrative burden of compliance. The Company has and expects to continue to evaluate the benefits versus the costs of remaining a public reporting company. Should the Company elect to deregister from public company status in the future, the liquidity of the common stock and the Company’s ability to raise equity capital would likely decrease.

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

Proprietary Technology; Absence of Patents. The Company does not have patents on any of the system configurations, designs or applications it utilizes and relies on a combination of copyright and trade secret laws and contractual restrictions for protection. It is the Company’s policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with the Company, and to limit access to and distribution of the Company’s or customers’ software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the system configurations, designs or applications and proprietary information utilized by the Company or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to the Company and the measures taken by the

Company will be adequate to protect the utilized system configurations, designs or applications. Any misappropriation of the Company’s proprietary information could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. If this were to occur, the Company may be required to engage in protracted and costly litigation, regardless of the merits of such claims, discontinue the use of certain software codes or processes, develop non-infringing technology, or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that the Company would be able to identify or develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending against any of these claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. As a result of technology changes and other related factors, laws and regulations may be adopted which significantly impact the Company’s business.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. In April 2005, the deadline for adoption of SFAS No. 123R was revised such that the requirement will become effective for the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 (see Stock-Based Compensation under Note 1. – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1. – Financial Statements above) will no longer be an alternative to financial statement recognition after adoption of SFAS No. 123R. The Company will be required to adopt SFAS No. 123R beginning January 1, 2006. SFAS No. 123R requires determination of the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company anticipates that the prospective transition method will be used, which will require that compensation expense be recorded for all unvested stock options and restricted stock beginning with the period of adoption of SFAS No. 123R. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4. Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the fiscal quarter ended September 30, 2005, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2005, the Company issued 500,000 shares of common stock in connection with the acquisition of CodeLab, and undertook the offer and sale of 250 shares of Series H preferred stock and related warrants for the purchase of common stock in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended. The Company received $2,500,000 from the sale of the Series H preferred stock and related warrants. The Company paid no commissions in connection with such sale. Of this amount, $2,400,000 was disbursed as purchase consideration to the former holders of CodeLab common stock, restricted stock or options to purchase common stock. The remaining $100,000 was held by the Company pending any adjustment of the purchase price based on the results of a sales and use tax audit of CodeLab, which was pending as of the closing date, and an adjustment for working capital pursuant to the terms of the Purchase Agreement. Subsequently, the adjustments were determined to be $36,000. In October 2005, the Company disbursed $64,000 of the proceeds from the sale of the Series H preferred stock and related warrants as additional purchase consideration to the former holders of CodeLab common stock, restricted stock or options to purchase common stock. The Company utilized the remaining $36,000 of the proceeds for payment of a portion of the professional costs associated with the acquisition. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations above for additional information concerning the acquisition of CodeLab, the issuance of the common stock, Series H preferred stock and related warrants and the conversion features of the warrants.

Item 3. Defaults Upon Senior Securities

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series C, D, F, G and H preferred stock. Significant arrearages of dividends have accrued on certain of these series, as discussed in the following paragraphs, because dividends accrued to date or for certain periods of time are not required to be paid until a future date or until redemption of the preferred stock, if any. Each of the Certificates of Designation for these series prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. The order of liquidation preference of the Company’s outstanding series of preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock.

As of September 30, 2005, the Company had outstanding 25,000 shares of the Company’s Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $2,653,000 as of September 30, 2005 and $2,704,000 as of November 14, 2005. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, within ten days of which initial payment of accrued dividends is scheduled. The accrued balance of dividends is expected to be $2,967,000 as of June 30, 2006. The Company’s management must determine the advisability of meeting the scheduled payment or deferring payment. Management expects that payment will be deferred. Payment in accordance with the schedule or thereafter is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, future dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and are scheduled for quarterly payments, subject to legally available funds. The Company’s management expects that payment of the scheduled quarterly dividends will also be deferred.

As of September 30, 2005, the Company had outstanding 2,750 shares of the Company’s Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of September 30, 2005 and $6,000 as of November 14, 2005.

As of September 30, 2005, the Company had outstanding 1,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of approximately $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of September 30, 2005 and $50,000 as of November 14, 2005.

As of September 30, 2005, the Company had outstanding 150 shares of the Company’s Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Unless redeemed or converted to common stock sooner, Series G preferred stock earns cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate will increase to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $30,000 as of September 30, 2005 and $15,000 as of November 14, 2005.

On July 26, 2005, the Company issued 250 shares of the Company’s Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share, which remained outstanding as of September 30, 2005. Unless redeemed, Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $55,000 as of September 30, 2005 and $12,000 as of November 14, 2005.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3(I)(a)	Restated Certificate of Incorporation of Allin Corporation (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2005)

3(I)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(I)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

3(II)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(II) (b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(II)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit
4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.6	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Subscription Agreement by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.8	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.9	Form of Common Stock Warrant issued to the Series H Preferred Stockholders in connection with Exhibit 4.6 (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.10	Fourth Amendment to Note and Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

4.11	Fifth Amendment to Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.1	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q filed on August 12, 2005)

10.2	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q filed on August 12, 2005)

10.3	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005 (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 10-Q filed on August 12, 2005)

Exhibit Number	Description of Exhibit
10.4	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-21395

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: November 14, 2005	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

September 30, 2005

Exhibit Index

Exhibit Number	Description of Exhibit
3(I)(a)	Restated Certificate of Incorporation of Allin Corporation (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2005)

3(I)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(I)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(I)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

3(II)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(II)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(II)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit
4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Form of Warrant for purchasers of Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.6	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Subscription Agreement by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.8	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.9	Form of Common Stock Warrant issued to the Series H Preferred Stockholders in connection with Exhibit 4.6 (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.10	Fourth Amendment to Note and Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

4.11	Fifth Amendment to Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.1	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q filed on August 12, 2005)

10.2	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q filed on August 12, 2005)

10.3	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005 (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 10-Q filed on August 12, 2005)

Exhibit Number	Description of Exhibit
10.4	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

11	Computation of Earnings per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-21395