Form 10-K
period 2005-12-31
ALLIN CORP
filed 2006-03-29
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-21395

ALLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-1795265
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania	15220-2751
(Address of principal executive office)	(Zip Code)

(412) 928-8800

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $608,000 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2006
[Common Stock, $0.01 par value per share]	7,467,339 shares

DOCUMENTS INCORPORATED BY REFERENCE

Class	Outstanding at March 15, 2006
None	None

Allin Corporation

Form 10-K

December 31, 2005

Forward-Looking Information

Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “create,” “seek,” “growth,” “improvement” “increase,” “projects,” “continue,” “toward,” “forecast,” “likely,” “plan,” “may,” “could,” “future,” “goal,” “schedule” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, Item 1A - Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1 - Business

Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” and “our” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

(a) General Development of Business

The Company is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality applications, solutions and platforms that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company delivers consulting services from four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience and deep domain expertise through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Northern California in San Jose and Walnut Creek, the Boston area in Wakefield, Massachusetts and in Ft. Lauderdale, Florida.

The Company was organized under the laws of the State of Delaware in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2005, the organizational legal structure consists of Allin Corporation and six wholly-owned subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”), are operating subsidiaries that focus on different aspects of the Company’s operations. Allin Interactive was formed in June 1994. The other operating subsidiaries joined the Company through acquisition, Allin Consulting-California and Allin Network in November 1996, Allin Consulting-Pennsylvania in August 1998 and CodeLab in July 2005. Allin Holdings Corporation (“Allin Holdings”), formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive, CodeLab and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Consulting, Allin Interactive, Allin Corporation and CodeLab Technology Group in its operations. Management believes the trade-names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

A brief description of the Company’s practice areas follows:

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services were provided from the Company’s Northern California and Pittsburgh offices in 2005. The Company anticipates Technology Infrastructure services will also be provided from its Boston office in 2006.

•	The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services were provided from the Company’s Pittsburgh office in 2005. The Company anticipates Business Process services will also be provided from its Northern California offices in 2006.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States.

The consulting services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are classified by the Company as individual operating segments of its business. Aggregate consulting revenue, cost of sales and gross profit for the four practice areas are included in the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data as consulting services. The Company’s operations include three additional segments, Systems Integration, Information System Product Sales and Other Services, which correspond to separately captioned lines for revenue, cost of sales and gross profit in the Company’s Consolidated Statements of Operations. Systems integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Information System Product Sales reflects the Company’s sales of Microsoft Dynamics software, interactive television equipment and other computer hardware, software and supplies necessary for the implementation or ongoing use of technology solutions recommended by the practice areas. The Other Services segment includes provision of technical resources that customers utilize in the execution of customer-managed projects, ancillary activities that result in revenue such as website hosting and archival fees, referral commissions and billed out-of-pocket costs associated with the Company’s operations. Carnival and Microsoft Consulting Services each accounted for 14% of the Company’s total revenue for 2005. No other customer accounted for 10% or greater of total revenue.

(b) Financial Information About Industry Segments

Financial information concerning the industry segments in which the Company operates is included in Note 14 – Industry Segment Information of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(c) Narrative Description of Business

This narrative description of the business is organized in three sections as follows. The first section describes the Company’s marketing objectives, solutions framework, delivery methods and focus on Microsoft-based technology. The second section includes industry overviews for the information technology services industry, in which the Company competes, and the financial services and cruise industries, which are specific target markets of the Company’s Boston and Ft. Lauderdale-based operations. The third section includes a detailed discussion of the operations of the Company’s segments, including backlog, pricing and supply considerations and sources of competition.

Marketing Objectives, Solutions Framework, Delivery Methods and Microsoft Technology Focus

Marketing Objectives

The Company’s practice area-based organizational structure is designed to complement the customer-oriented focus of its marketing strategy. The practice area-based structure fosters a broad range of specialized technical expertise within the Company and provides the breadth and depth of experience necessary to identify customer needs and develop solutions that successfully address them. Management believes the solutions offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas allow customers to take advantage of the latest technological capabilities, increase productivity by improving the flow and accessibility of information, empower customer personnel with business intelligence for fast and effective decision making, and help customers eliminate inefficiencies and reduce costs. The Company promotes these benefits in its marketing efforts with potential customers. Management believes the practice areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and performance in meeting customer needs. There can be no assurance, however, that the Company’s practice areas will be able to expand or maintain their current levels of business in the future as a result of the Company’s marketing efforts.

The Company conducts joint marketing efforts with Microsoft, which is an important source of leads for potential customers for Technology Infrastructure, Collaborative Solutions and Business Process operations. Management believes the recent series of awards received from Microsoft (see Microsoft Technology Focus below) demonstrates recognition of the Company’s high quality services and ability to quickly develop solutions capabilities for new Microsoft technology. Management also believes the Company’s established relationship with Microsoft positions the Company to benefit from any future growth in Microsoft’s infrastructure-, business intelligence- and business process-based products since Microsoft has historically relied extensively on third-party partners to provide custom application development and integration services to businesses implementing its technology. Management believes that the Company’s Microsoft Gold-Certified Partner status and technical competency designations serve as a competitive advantage in the marketplace. No assurance can be given, however, that any growth or change in Microsoft’s product offerings or sales or the Company’s relationship with Microsoft will result in increased revenue or improvement in results of operations for the Company.

The Company has eleven dedicated sales and marketing personnel based in the Company’s Pittsburgh, Northern California and Ft. Lauderdale offices focused on promoting and securing engagements for the Company’s practice areas. Certain of the Company’s operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company’s operations. Sales, marketing and practice area management and technical consulting personnel work cooperatively to develop an understanding of potential and existing customers’ business issues, analyze the technological requirements and propose solutions designed to meet customer needs. In addition to its joint efforts with Microsoft, the Company also utilizes a variety of resources to help identify opportunities, including industry and community networking, existing customers and technology partner channels. Representatives of the practice areas and marketing personnel also conduct frequent seminars on new technology developments and potential business applications as an integral component of marketing efforts. The Company also advertises in local-market business-oriented publications.

Potential customers for the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas include emerging organizations, mid-sized enterprises and Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes smaller to mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size.

The Company’s Pittsburgh and Northern California-based Technology Infrastructure, Collaborative Solutions and Business Process operations target businesses across a wide spectrum of industries. The Company’s experience in these regions has, however, resulted in the development of expertise in a number of industry vertical markets, including retail, manufacturing, technology, professional services and health care. The Company’s Boston and Ft. Lauderdale-based operations concentrate on industry-specific target markets, as discussed below.

The Company’s Boston office focuses its marketing efforts on application development for financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes for the financial services sector. Management believes CodeLab’s well-tested development methodology, robust technical framework and library of extensible software components enable CodeLab to deliver high quality solutions to financial services customers providing an immediate return on investment. CodeLab develops opportunities with potential and existing customers through client referrals, management networking and participation in professional organizations, building awareness of CodeLab’s technical and financial services industry expertise through published articles, and advertising in specialized financial services industry publications. CodeLab’s management emphasizes the importance of customer satisfaction to its consultants and seeks their contributions to developing strong customer relationships, which management views as critical in generating recurring revenue and referrals for potential customers or business. CodeLab was featured in an article, Keeping Ahead of the Compliance Curve is Just Part of CodeLab’s Secret, in the November 2005 edition of Wilmott, a financial trade publication. The Wilmott article describes CodeLab’s ability to provide “best of breed” data management and compliance solutions to financial services clients and profiles CodeLab’s infrastructure, processing and operational support for Citigroup’s Best Execution Consulting Services platform, which remain ongoing at present.

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. The Company’s expertise in designing and installing interactive television systems is recognized in the cruise industry, where the Company’s interactive television solutions have been the predominant system of choice for the world’s two largest cruise organizations, Carnival and Royal Caribbean. Thirty-two shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. The Company’s management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. Over forty applications have been developed by Interactive Media for the cruise industry to generate incremental revenue, promote operating efficiencies and enhance customer service. The Company’s interactive television solutions are flexible, with available thick-client, thin-client and hybrid platforms, enabling operations over digital, radio frequency-based and hybrid distribution systems The Company emphasizes the platform flexibility and cost effectiveness of the Company’s scalable interactive television solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems and the availability of comprehensive support services in its marketing efforts. Management believes these factors represent competitive advantages for the Company over its competitors and make the Company the industry leader in providing interactive television applications and systems to the cruise market. The Company is also seeking to develop business for Interactive Media and Systems Integration services in the professional sports vertical market.

Management believes its combination of broad technical capabilities focused on Microsoft technology and deep vertical industry experience enable the Company to effectively compete against larger organizations and differentiate its service offering.

Solutions Framework

The Company utilizes the Allin Solutions Framework for guiding the planning and conduct of solutions-oriented projects performed by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Allin Solutions Framework assists customers in aligning their business and technology objectives, allows solution planning to draw upon a resource knowledge base developed through past projects and provides a solution development discipline for organizing project teams and managing project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling projects based on scope, schedule and resources. Guiding principles of the Allin Solutions Framework are to develop iteratively, manage requirements, use component architecture, continuously verify quality and manage change. The adaptable process includes four phases:

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

Delivery Methods

The Company’s practice areas primarily deliver consulting services that are either Allin-managed or co-managed with the customer. With the Allin-managed delivery method, practice area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, practice area managers, consultants and customer technical staff members work on a collaborative basis in planning, developing and implementing solutions. The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods. Services delivered under these methods are viewed by management as being solutions-oriented due to the Company’s performance of high level managerial tasks.

Microsoft Technology Focus

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania also has been designated with the Microsoft Business Solutions and Networking Solutions competencies. The Company’s technical expertise and quality of services have been recognized by Microsoft recently through several awards. In November 2005, Allin Consulting-California received two awards from Microsoft, the Q1 2006 General Manager’s Award for Best Practice to recognize exceptional service for small and medium-sized businesses and the Q1 2006 Terrific Teamwork Award for providing customers with solutions to solve their complex business issues developed through collaboration with Microsoft and other partners. In July 2005, Allin Consulting-California was named the winner of the West Region US Partner Field Award for Top Regional Partner – Winning on Value as one of the best Microsoft partners in the West Region. Allin Consulting-California also received the Q2 2005 West Region Partner Competencies and Best Practices Award in recognition of exceptional expertise or competency by a partner. Allin Consulting-Pennsylvania received the Microsoft Q1 2005 Greater Pennsylvania District Area Award in recognition of its outstanding achievement as a Microsoft Partner. The Company intends to continue its specialization in Microsoft-based technology. Management believes that the Company’s Microsoft Gold-Certified Partner status and technical competency designations reflect the technological expertise necessary to quickly develop solutions capabilities for new Microsoft product offerings and serve as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, collaborative- and business process-based products since Microsoft has historically relied extensively on third-party partners to provide custom development and integration services to businesses implementing their technology. There can be no assurance, however, that the Company will realize any growth in revenue or improvement to results from its Microsoft-related expertise or future product introductions by Microsoft.

Industry Overviews

Information Technology Services

The Company competes in the domestic information technology services market. Industry analysts generally regard this market as including consulting services related to information technology architecture, information technology management, customized application development, implementation and integration of applications, and application and infrastructure outsourcing. The Company’s core operations focus on consulting, application development, and application implementation, integration and support.

The consulting and application development, implementation and integration components of the information technology services market were expected to experience growth of 3.6% in 2005 according to the Forrester Research, Inc. (“Forrester”) report Sizing the Market for IT Services Through 2009, July 28, 2005. The Forrester report estimated the North American market for these segments to be approximately $112 billion in 2005. Forrester forecasts stable domestic growth in these segments of 4.0% in 2006 and an average annual growth rate of 5.7% from 2007 through 2009, when the North American market is estimated to be $137 billion.

Generally improving conditions in the domestic economy were identified by industry analysts as contributing to the expected improvement in demand for information technology services. The Stifel Nicolaus Information Technology Services report 4Q05 Commercial Preview and 2006 Outlook, January 17, 2006, describes a positive, though not robust, outlook for 2006 with solid demand expected across most of the commercial IT services industry due to expected growth in gross domestic product and recent levels of corporate profitability. The Barron’s article Technology Revival Sweet Outlook (November 14, 2005) reported that recent business conditions have resulted in American corporations having a sufficient cash level to increase technology spending to continue productivity improvement and pursue opportunities in rapidly growing Asian economies. Mid-sized and smaller businesses are expected to help drive technology growth. The September 5, 2005 edition of VAR Business cites Forrester research indicating expectations for higher growth in technology spending by enterprises ranging from 1,000 to 5,000 employees than by larger enterprises.

The article How to Ride the Fifth Wave in the July 2005 issue of Business 2.0 identifies the fifth major technological shift since the 1960’s, which is referred to as the fifth wave, as resulting from the coalescence of three powerful technological forces: cheap and ubiquitous computing devices, low-cost and omnipresent bandwidth and open software standards. How to Ride the Fifth Wave predicts that the availability of broadband networks and the Internet will facilitate rapid development of increasingly specialized software applications. According to this article, delivery of applications over the Internet will enable companies to easily scale services from small to large numbers of customers. This trend is expected to create opportunities for information technology services providers to develop customized applications and to assist customers with the transition to service-oriented technical architecture utilizing web-based software applications and services. The Winter 2006 edition of Updata Circuit similarly identifies the transition from software locally installed behind network firewalls to software delivered as a hosted, on-demand service accessed from the internet as a technology trend expected to create significant opportunities for the information technology services industry. Consistent with these forecasts, the Barron’s article Technology Revival Sweet Outlook includes among its list of top emerging technologies fixed- and mobile-wireless broadband, internet protocol converged handhelds and storage, voice over internet protocol telephony, web services and open source software architecture.

Demand for consulting, development and integration services is also expected to be driven in 2006 and beyond by business concerns regarding information security and regulatory compliance. The article Still Spending: The Big Fish Can’t be Ignored in the September 5, 2005 issue of VAR Business indicates that security remains a high priority for the business community and identifies layered firewalls, identity management and intrusion monitoring as key security trends. The article also cites compliance with regulations such as the Sarbanes-Oxley Act as a key factor driving technology investment, particularly for business intelligence solutions designed to extract information around key financial metrics. The article notes that demand for data storage improvements also results from increasing compliance requirements as enterprises have a greater mandate to keep and have ready access to records. The Boston Corporate Finance report Technology Sector M&A Outlook for 2006 similarly forecasts that compliance requirements will drive services spending for the implementation, integration and tailoring of software solutions meeting the unique business needs of various customers.

The Company maintains a strong Microsoft focus. Microsoft is a dominant force in the information technology industry, particularly in software for server and client operating environments. Microsoft-oriented technology environments have historically had greater dominance in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses. However, Microsoft is also seeking to grow its presence in large enterprises. Microsoft is expected to introduce important new products later in 2006, including a new version of its Office software suite and the Windows Vista operating system update for large business customers. The consumer version of the Vista update to Microsoft’s flagship Windows operating system is scheduled to follow in early 2007. According to Hands on with the Next Windows, an article in the September 6, 2005 issue of PC Magazine, notes Windows Vista demonstrates Microsoft’s new emphasis on providing a more stable and secure system and giving users greater clarity for their data. Microsoft’s emphasis on enhanced stability and security in Windows Vista is consistent with its marketing objective to increase its presence with large enterprises. The new version of Windows is also seen as another incremental step in moving toward a long-term Microsoft goal. Windows into the Future, from the November 8, 2005 issue of PC Magazine, describes Microsoft’s overarching goal as the development of a stateless computing environment in which users can move freely among their home computer, work computer, smart phone, hand held devices and other technological innovations that develop in the future. Microsoft’s operating strategy involves leveraging a large network of third-party providers, such as the Company, for service and support for its products, and stimulating demand for its products through customized applications development. The Boston Corporate Finance Fall 2005 Industry Spotlight on Information Technology Services predicts that as companies move more of their mission-critical functions to Intel-based Microsoft platforms, demand for Microsoft service providers will increase. This report also notes a trend toward consolidation among regional Microsoft service providers to build scale and to expand geographical coverage.

Offshore sourcing remains an important trend in the information technology services industry. The article IT’s Shifting Brain Trust from the October 10, 2005 issue of InfoWorld cites industry data indicating that American business spending on offshore information technology services will reach $50 billion by 2007. Management does not believe that the offshore trend has significantly impacted the Company to date and believes that any future impact will likely be more significant for larger organizations targeting larger customers. However, the Company’s future sales opportunities may be negatively impacted by this trend.

The labor market for technology professionals reflected increased competition in 2005, according to the Stifel Nicolaus Information Technology Services report 4Q05 Commercial Preview and 2006 Outlook, with turnover slightly higher than in 2004. The report notes that the strong economy offers an increased level of employment alternatives for consulting professionals and higher wages. There can be no assurance that the Company will not experience increased turnover as a result of this trend, which may negatively impact service-based operations. Wage growth among the Company’s consultants may also be realized at a higher rate than any price increases the Company may realize from its customers.

Financial Services

According to U.S. Department of Commerce data, the finance and insurance sectors of the financial services industry, including banks and credit intermediaries, securities and investment enterprises, and insurance carriers generated over $927 billion of gross domestic product in 2004, representing 7.9% of overall gross domestic product,. Growth in the finance and insurance sectors averaged 5.8% annually over the three-year period from 2002 through 2004. According to data available on the Insurance Information Institute website, banking, insurance and securities businesses were projected to spend $117.7 billion on information technology in 2005, increasing to $135.4 billion by 2008. The financial services industry is a very significant vertical market for information technology services: the Forrester report Sizing the Market for IT Services Through 2009, July 28, 2005 projects that $23.0 billion of technology consulting and systems integration services will be provided to the North American financial services market in 2005, representing 12.7% of the total North American spending for these services.

Information technology is a vital element enabling financial services businesses to enhance the agility necessary to meet changes in the marketplace, maintain the scalability needed for growth and control costs. The DecisionPoint International Quarterly Viewpoint for the quarter ended September 30, 2005 asserts that the financial services industry is currently characterized by globalization, consolidation and convergence. Quarterly Viewpoint notes that technology is a major driving force through which financial services businesses expect to achieve competitive advantage with the resulting cost reductions and creation of new business opportunities. A 2005 PriceWaterhouseCoopers white paper Piecing the Jigsaw: The Future of Financial Services reports that new technology continues to deliver more capability at lower cost to the financial services market. PriceWaterhouseCoopers predicts improvements will be realized in financial services infrastructure as a result of improvements in compression technology, the spread of consumer broadband and the impending shift to internet protocol-based communications networks.

The Company’s subsidiary, CodeLab, acquired in 2005, focuses on the financial services industry as its primary target market. CodeLab has extensive application development experience for the financial services market, including capital market transaction analysis and regulatory compliance software applications. The February 7, 2006 press release Financial Insights Releases Annual Top 10 Strategic IT Initiatives for Capital Markets from industry analyst IDC identifies the most critical technology issues for the capital markets in 2006 as trade cycle automation, participant connectivity and market structure compliance. IDC notes that algorithmic trading and direct market access have led the way in automation in the equities markets in recent years and predicts that these innovations will spread to other asset classes resulting in a need for streamlining of front-office processes as trading velocities increase. Ready, Set, Automate, an article in the December 1, 2005 edition of Waters, a financial industry publication, reports that market adoption of e-trading venues has been driven by liquidity and transparency considerations. The article reports that electronic trading applications are well suited to handle high-volume trading in highly liquid, generic products, providing trading desks with more time to focus on complex trades. A Measured Approach, also in the December 1, 2005 issue of Waters, notes the crucial need for robust data management techniques within capital markets firms to insure the accuracy of information that managers ultimately rely on to determine the efficacy of their investment strategies.

The article Bound for Glory in the April-June 2005 issue of The Trade, a capital markets trade publication, notes that use of algorithms has to date been constrained by the difficulty firms have had with navigating algorithmic strategies. Bound for Glory predicts that usage will increase with further market adoption of more robust pre- and post-trade analytical tools. More News is Good News, an article in the March 1, 2006 edition of Waters, reports that the technology that will drive algorithms forward is already under development and is expected to include financial news flow as one of many data points that influence trading activity. The article notes that improvements in technology are allowing the development of algorithmic applications that can examine thousands of data points within seconds and predicts increasing customization of algorithm parameters and preferences will be a trend among capital markets firms in 2006.

In April 2005, the Securities and Exchange Commission (“SEC”) approved Regulation NMS (National Market System). The article The “Straight-Through” Proposal, in the April-June 2005 issue of The Trade, reports that Regulation NMS will dramatically affect how trading of equities will occur. Among other things, Regulation NMS extends the requirement that automated security orders be executed at the best quoted price beyond listed securities to the over-the-counter market and seeks to promote access to quotations in NMS stocks. The “Straight-Through” Proposal article concludes that Regulation NMS will require participants and trading venues in the U.S. securities markets to re-evaluate their access and connectivity strategies and predicts that implementation of Regulation NMS will result in an expansion of electronic trading at the expense of floor specialists as investors and institutions determine that trading electronically is quicker, simpler, more certain and cheaper than utilizing a manual system. The Trade article Changing the Networked World (July-September 2005 edition) predicts that Regulation NMS will spur the implementation of distributed processing through the Internet redefining access and connection to the market.

Management believes financial services developments, including trade cycle automation, changing methods of providing participant connectivity and market regulatory compliance, create opportunities for the Company to provide flexible, high-value technology solutions to financial services businesses that improve existing business processes, enhance connectivity or address new legislative mandates. Management believes that CodeLab’s extensive experience in this market provides a specialized domain knowledge that is a competitive advantage in marketing to potential customers or in seeking new projects from existing customers. There can be no assurance, however, that the Company will be able to utilize its experience and knowledge to realize additional business from the financial services industry or that any business realized will result in an increase to the Company’s revenue and improvement to results from operations.

Cruise Industry

The cruise industry, where the Company’s Interactive Media services and systems integration operations have historically been focused, is an important force in the North American economy. The International Council of Cruise Lines (“ICCL”), an industry organization, reported on the domestic economic impact of the cruise industry in its September 1, 2005 press release entitled Cruise Industry Contributed $30 Billion to U.S. Economy in 2004. The ICCL press release states that the cruise industry significantly benefits the domestic economy through spending by cruise passengers and crew for services, shore-side staffing by cruise lines for U.S. operations, purchases of goods and services necessary for cruise operations, payment for port services, and expenditures for maintenance and repair of cruise ships at U.S. shipyards, port terminals, office facilities and other capital equipment. The ICCL press release reports that 2004 domestic cruise-related expenditures generated nearly 316,000 jobs. The Cruise Lines International Association (“CLIA”), an industry association representing cruise lines and travel agents, estimates a 2005 North American cruise passenger level of over 11 million in its Profile of the U.S. Cruise Industry. The CLIA also reported that annual passenger growth since 1980 has averaged 8.1%. European cruise operations are also growing in significance. Cruise Industry News Quarterly reported in its Summer 2005 edition that 2004 European passenger levels exceeded 2.8 million.

Carnival is the cruise industry’s leading operator, with its website listing 79 ships among eleven cruise line brands currently in operation. Royal Caribbean and Star Cruises Group (“Star”) are the second and third largest cruise organizations, sailing fleets of 28 and 18 ships, respectively, according to their web sites. The Bermuda Sun reported in a January 13, 2006 article that over 90% of the cruise market in North America is controlled by seven cruise brands, all of which are affiliated with the Carnival, Royal Caribbean or Star organizations. Carnival, Royal Caribbean and Star realized aggregate fiscal year 2005 revenue of $18.0 billion, per their respective press releases (Carnival - December 16, 2005, Royal Caribbean – February 2, 2006, Star – February 20, 2006). As noted above, Carnival and Royal Caribbean have been among the Company’s largest customers in recent years. The Company does not currently perform services for Star.

The cruise industry is positioned to meet expected continued passenger growth by building a number of new ships to increase industry capacity. As of March 14, 2006, new build orders for delivery over the remainder of this decade total twenty-seven ships, according to Cruise News Daily’s Guide to New Ships. As of March 2005, new build orders for cruise ships totaled seventeen ships. The pace of new ship orders has increased over 2004 and 2005, following a lull over the preceding two years due to concerns about overcapacity and the impact of the September 11, 2001 incidents of terrorism on the travel industry. Cruise News Daily reports that last year appears to have been the bottom of the ship delivery cycle as only four new ships entered service in 2005 following a low number of orders in 2002 and 2003. The Guide to New Ships indicates seven new ships are presently on schedule to enter service in each of the years 2006 and 2007, with eight and five additional ships, respectively, on order for delivery in 2009. Currently, the Company has received orders for installation of interactive television systems on two of the ships entering service in 2006, the Royal Caribbean Freedom of the Seas and Costa Concordia. Twelve of the twenty-seven newly built ships expected to enter service between 2006 and 2009 will be operated by current customers of the Company, although no assurance can be provided that the Company will receive orders for shipboard interactive television systems beyond those orders already received. The new ships currently under construction or on order reflect the cruise industry trend of building larger ships which provide a wider variety of passenger amenities and activities. The Freedom of the Seas will become the largest cruise ship in the world when introduced in 2006. However, The Wall St. Journal reported on February 6, 2006 that Royal Caribbean also plans to introduce a significantly larger ship in 2009, which at 220,000 gross registered tons will greatly exceed in size and passenger capacity the 160,000-ton Freedom of the Seas.

Another ongoing trend in the cruise industry is the offering of more variety in itineraries and activities for passengers with expanded choices for dining, entertainment, sports and shore excursions. The New York Times (October 2, 2005 edition) reported in the article Voyage to the Great Outdoors that over the last six years, Carnival has increased the number of shore excursion offerings from 300 to 1,100. The article notes that the increase is driven by passenger interest in exotic offerings and desire for increased physical action and adventure. In addition to shore excursions, another area in which cruise lines are expanding offerings is education and cultural enrichment. The article A Yearning for Learning in the August 2005 edition of Porthole Cruise Magazine reports that cruise lines are offering passengers an increasing variety of onboard educational programs involving science, art, theater, history, technology and culinary classes, with many of the programs featuring experts from well-known schools, magazines and institutes. The Orlando Sentinel article New Face of Cruising (February 26, 2005 edition) reports that current trends in the industry focus on improving passengers’ onboard experiences through enhanced cabin amenities and by offering more variety in shipboard facilities. The Company views the trend toward increased passenger choice in activities and the cruise lines’ desire to improve the passengers’ shipboard experience as creating a compelling case for automation of shipboard programs, particularly when coupled with growing ship size. Management believes that interactive television can be an effective component of this process. There can be no assurance, however, that such trends will result in additional business or improvements in financial results for the Company.

Achievement of future growth by the cruise industry is subject to a number of risks, including the effects of negative publicity. The article Crime Rocks the Boats in the March 5, 2006 edition of Time reports on the progress of a congressional inquiry examining whether missing-person incidents and shipboard crimes are accurately reported to authorities and evaluating the need for greater federal oversight of the cruise industry. The Pittsburgh Post-Gazette article Hurricanes, Themed Trips, New Ships top Cruise News (December 11, 2005 edition) reports that the cruise industry received negative publicity on several fronts during 2005, including hurricane-related schedule disruptions and damage from rogue waves. The cruise lines also face economic risk from factors that escalate their costs of operation. The Cruise Industry News Quarterly (Summer 2005 edition) article New Homeports – New Security Challenges describes major investments being made in port facilities to accommodate growing numbers of passengers and increased security concerns. The article Cruise Tax Sails Forward in the February 9, 2006 edition of the Juneau Empire reports that an Alaska Superior Court ruling has cleared the way for Alaska voters to decide on a ballot initiative to implement a $50 per passenger cruise ship tax. Increased fuel costs were reported as a significant contributor to increased operating costs by Carnival, Royal

Caribbean and Star in their respective fiscal year end 2005 press releases. Although the cruise industry has reacted strategically to minimize the negative impact of these factors to date, the risks described above could negatively impact the cruise industry in the future which may in turn decrease future opportunities for the Company’s Interactive Media and Systems Integration operations.

Operations

The consulting services performed by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are reported in aggregate as consulting services on the Company’s Consolidated Statements of Operations. Consulting services comprise a substantial majority of the Company’s current activity and have grown in importance to the Company over the last three years. Consulting services are closely aligned with the Company’s strategic focus as a provider of Microsoft-based information technology and interactive media-based services. The following table sets forth the percentages of total revenue represented by consulting services for the three years ended December 31, 2005.

Percentage of Total Revenue	Year Ended December 31
	2003	2004	2005
Consulting services	54%	66%	78%

Microsoft Consulting Services accounted for 17% of the Company’s consulting revenue during 2005. Discussion regarding the operations of each of the Company’s segments follows.

Technology Infrastructure

The following table sets forth the percentages of consulting services and total revenue for the Company’s Technology Infrastructure operations for the three years ended December 31, 2005.

Technology Infrastructure Percentage of	Year Ended December 31
	2003	2004	2005
Consulting Services Revenue	25%	44%	32%
Total Revenue	13%	29%	25%

During 2005, one significant customer, Microsoft Consulting Services, accounted for 37% of Technology Infrastructure revenue.

The Technology Infrastructure Practice Area seeks to develop and implement enterprise-quality, scalable solutions that solve business problems, thereby bringing tangible benefits to customers. Technology Infrastructure services focus on network and application architecture, messaging and collaboration systems, operations management and security issues. Technology infrastructure is the foundation upon which business operations depend. Weak, archaic or disparate systems inhibit effective business operations. Technology Infrastructure provides integrated technology solutions that are custom designed to meet an organization’s unique challenges. Network and application architecture solutions improve local and remote access and Internet connectivity and upgrade protocol design, policies, profiles, desktop standards, and client installation/imaging and backup schemas for operating systems and database platforms. Effective messaging and collaboration systems are tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Operations management solutions optimize processes for deployment of software, patches and upgrades and monitoring of key information systems. Security solutions focus on protecting key business system information through combinations of firewalls and proxy servers, virus protection and intrusion detection designed to protect web servers, e-mail servers and other network components. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities.

Technology Infrastructure services focus on providing reliable and scalable communication, networking and application platforms. Network and application architecture solutions for wide and local area networks feature Microsoft technology including Windows Server, SQL Server and Active Directory. Messaging and collaboration projects utilize Exchange Server, SharePoint technology, Office 2003 and Live Communications Server to provide solutions for creation, storage and sharing of information. Operations management and security solutions utilize Microsoft Operations Management, Microsoft Internet Security and Acceleration Server and Systems Management Server technology. The Company believes that Technology Infrastructure services enable customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

Revenue for the Technology Infrastructure Practice Area was stable in 2005, with a 2% decline realized from 2004 revenue. Management attributes the slight period-to-period decline in revenue to an easing of demand following a peak period. Technology Infrastructure revenue increased 111% comparing 2003 and 2004. Management believes the high demand for the Technology Infrastructure services in 2004 was due primarily to the release of pent-up demand for network architecture, server and storage upgrades and demand driven by security concerns and related disaster recovery planning. This followed a three-year period from 2001 to 2003 during which demand was negatively impacted by a significant curtailment in technology-based spending due to domestic economic conditions. Demand for Technology Infrastructure services can be sensitive to economic conditions as infrastructure solutions can represent a high total cost to customers as such services will frequently require customers to incur substantial costs to buy new hardware, software or networking equipment in addition to the consulting services provided by the Company in order to realize the potential benefits of recommended solutions. Management believes the stable period-to-period revenue levels from 2004 to 2005 reflect favorably on the quality of the Company’s services as 2005 revenue did not benefit from pent-up demand.

Management believes that certain trends in technology are favorable to future growth for Technology Infrastructure. Among these trends are a business technology architecture transition driven by a shift from software locally installed to software delivered as a hosted, on-demand service accessed from the Internet, continuing business information security concerns, and demand for data storage solutions that meet increasing compliance requirements. Management believes these trends could have a beneficial impact on the Technology Infrastructure Practice Area in 2006 and beyond. Microsoft’s planned 2006 introduction of its large business version of the Windows Vista operating system and an upgrade to its Office software suite could positively impact demand for Technology Infrastructure services, although management believes any benefit from these product introductions is likely to be more significant to 2007 operations. There can be no assurance that any of these trends or product introductions will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

Examples of recent Technology Infrastructure projects include:

•	Technology Infrastructure implemented a new messaging environment for a supplier of yield management solutions to semi-conductor manufacturers. The new messaging solution was based on Microsoft Exchange Server 2003 and runs on the Microsoft Windows Server 2003 operating system. This solution enabled the customer to provide its users with a high-availability system and significantly consolidate its worldwide server infrastructure.

•	Technology Infrastructure implemented a streamlined solution for publishing of web content for a firmware and applications developer, including migration from a Linux-based web server to a less costly all-Microsoft environment, upgrade of content management software and installation of Microsoft Management Server 2003 to deploy software updates. The solution simplified the customer’s publishing procedure, automated the update process and resulted in significant cost savings for the customer.

•	Technology Infrastructure assisted a management services provider to the pharmaceutical and biotechnology industry with domain migration from Windows NT 4.0 to Active Directory 2003. Following the successful domain migration, Technology Infrastructure deployed a two node Exchange cluster and developed a migration approach from the existing outsourced email environment.

•	Technology Infrastructure provided analysis, design, configuration and deployment services were provided for Systems Management Server infrastructure and pilot agent deployment to a provider of digital imaging and print management solutions for commercial printing. Technology Infrastructure training was provided to the customer for SMS patch management and administrative tasks, software deployment and system maintenance.

•	Technology Infrastructure led a service organization through the design and pilot of Live Communications Server 2005 infrastructure. Technology Infrastructure participated with the customer in beta testing of Live Communications Server 2005 under the Microsoft Technology Adoption program, implementing customer branding customization and deploying for over 8,000 users.

Technology Infrastructure consulting is performed by both of the Allin Consulting subsidiaries and CodeLab utilizing personnel based in the Company’s Northern California, Pittsburgh and Boston locations. Allin Network also provides limited network monitoring and consulting services from Pittsburgh. The majority of services in 2005 were billed on an hourly-fee basis with the remainder based on fixed prices or arrangements under which fixed amounts were charged for services for specified time periods, typically monthly.

Backlog. As of December 31, 2005, the committed backlog for the Technology Infrastructure Practice Area was $609,000, all of which is expected to be earned in 2006. As of December 31, 2004, the committed backlog for Technology Infrastructure was $622,000. Management believes the stable period-to-period backlog levels from December 31, 2004 to December 31, 2005 reflect favorably on the Company’s ability to maintain demand for services as backlog as of the end of 2004 included some residual benefit from remaining pent-up demand following the economic downturn of 2001 to 2003. Committed backlog as of December 31, 2005 includes both large and small projects for a diverse group of customers.

There are common attributes to pricing, supply considerations and competition for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Discussion related to these topics is presented below under Business Process.

Collaborative Solutions

The following table sets forth the percentages of consulting services and total revenue for the Company’s Collaborative Solutions operations for the three years ended December 31, 2005.

Collaborative Solutions Percentage of	Year Ended December 31
	2003	2004	2005
Consulting Services Revenue	38%	31%	46%
Total Revenue	20%	21%	36%

During 2005, one significant customer, Microsoft Consulting Services, accounted for 13% of Collaborative Solutions revenue.

The Collaborative Solutions Practice Area provides custom solutions focused on automating and streamlining key business activities to optimize the creation, storage, sharing and retrieval of information for decision making. Collaborative Solutions services provide tools to empower customer personnel with information for fast and effective decision making and strive to increase customer productivity, eliminate inefficiencies and reduce costs. Collaborative Solutions organizes raw data into understandable information that can provide customers with competitive advantages. Collaborative Solutions provides scalable solutions that focus on application development based on Microsoft’s .NET framework. Collaborative Solutions also provides portals and information workflow, business intelligence and enterprise project management. Collaborative Solutions’ .NET application development creates powerful systems that are responsive to customer’s specific business needs, integrate across enterprise systems and are flexible to accommodate future requirements. Portal and information workflow solutions ensure that understandable information is delivered quickly and efficiently. Business intelligence solutions organize a wealth of data into understandable business information for decision making. Enterprise project management solutions streamline and improve the project management process, improve project performance and provide better insight into an organization’s portfolio of projects.

Collaborative Solutions’ portal and information workflow solutions utilize Active Directory, SharePoint Portal Server, Content Management Server, InfoPath and SQL Server. Business intelligence solutions are typically based on SQL Server and Analysis Services and are accessed through analytical tools including Excel and SQL Reporting Services, as well as other third-party tools. Customized applications are developed based on Microsoft’s .NET framework utilizing Visual Studio .NET with SQL Server. Enterprise project management solutions are typically based on Microsoft Project and Project Server, SQL Server, Reporting Services, Analysis Services and other third-party tools.

Management believes the 98% increase in Collaborative Solutions revenue from 2004 to 2005 is attributable to multiple factors, including the Company’s July 2005 acquisition of CodeLab, strong demand for solutions based on Microsoft SharePoint technology and the increasing prevalence of broadband networks to facilitate hosting of software applications on the Internet. The majority of the revenue recognized by CodeLab since the acquisition has been reflected in the Collaborative Solutions segment as it relates to application development and support, maintenance and other services with respect to software applications.

Management expects that the acquisition of CodeLab will result in growth in Collaborative Solutions revenue in 2006, as the CodeLab operations will be included for the full year, although revenue growth cannot be assured. CodeLab specializes in the custom development of mission-critical applications for financial services firms in need of flexible, high-value software solutions. CodeLab’s rapid development methodology is supported by a robust, extensible development framework, financial industry domain expertise and extensive application development experience. CodeLab also provides application analysis and support, application integration and data migration services.

Management believes the pervasiveness and continuing growth of Internet-based commerce will help to stimulate demand for Collaborative Solutions services as businesses require effective portals and interfaces with transactional systems to remain competitive. Management expects the future level of demand for Collaborative Solutions services will also be impacted by a number of factors and trends, including increasing demand for customized applications meeting specific business needs, the proliferation of web-based software applications, and the implementation of voice-over Internet protocol in converged networks. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Examples of recent projects completed by the Collaborative Solutions Practice Area include:

•	Collaborative Solutions developed a collaborative office routing environment for a mobile telecommunications company enabling electronic completion, routing approval and centralized storage of human resource forms. The solution utilized SharePoint Portal Server, InfoPath and K2P.net technology.

•	Collaborative Solutions developed and configured a secure and simplified client operating system environment was developed and configured for an international retailer of beauty products. The solution created a custom shell program to operate the customer’s point of sale application throughout its stores. The customized application utilized Microsoft Active Directory, Internet Explorer and the .NET framework.

•	Collaborative Solutions developed a platform compatibility portal based on SharePoint Portal Server 2003 allowing a graphics and publishing software developer to conduct issue tracking, defect tracking, beta tracking and information dissemination within its engineering department.

•	Collaborative Solutions developed a centralized data repository solution for an insurance company utilizing SharePoint Portal Server on the customer’s intranet. The solution utilized document libraries, data views and list and site templates to streamline search scopes to aid users in retrieving relevant information more quickly. Collaborative Solutions conducted administrators’ and users’ training to complete the knowledge transfer.

•	Collaborative Solutions developed an intranet portal and team collaboration solution for a provider of billing and revenue management solutions for global communications and media markets. The solution also involved the creation of a knowledge management portal for the customer’s professional services department to share best practices and intellectual capital.

Collaborative Solutions consulting is performed by both of the Allin Consulting subsidiaries and CodeLab utilizing personnel based in the Company’s Northern California, Pittsburgh and Boston locations. The majority of services in 2005 were billed on an hourly-fee basis with the remainder based on fixed prices or arrangements under which fixed amounts were charged for services for specified monthly or annual periods.

Backlog. As of December 31, 2005, committed backlog for the Collaborative Solution Practice Area was $2,689,000, of which $2,381,000 is expected to be earned in 2006 with the remainder expected to be earned in 2007. As of December 31, 2004, the committed backlog for the Collaborative Solutions Practice Area was $410,000. Management believes the substantial period-to-period increase is primarily attributable to the acquisition of CodeLab, which has several large committed engagements. Committed backlog as of December 31, 2005 includes both large and small projects for a diverse group of customers.

Business Process

The following table sets forth the percentages of consulting services and total revenue for the Company’s Business Process operations for the three years ended December 31, 2005.

Business Process Percentage of	Year Ended December 31
	2003	2004	2005
Consulting Services Revenue	0%	5%	12%
Total Revenue	0%	3%	10%

The Business Process Practice Area performs services based on Microsoft business management software that help small and mid-size organizations automate processes, make more profitable decisions and accelerate growth. Business Process provides customized development, implementation and support services for the full range of Microsoft Dynamics financial accounting and enterprise resource planning software, including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Solutions based on MS CRM assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools.

Management attributes the substantial period-to-period increase in Business Process revenue of 213%, comparing 2004 and 2005, to the acquisition of businesses, increased marketing efforts and the expansion of dedicated staff. In December 2003, Allin Consulting-Pennsylvania acquired the operating assets of Information Designs, Inc., (“Information Designs”), including a customer list and the authorized Microsoft Business Solutions Partner designation. The three former Information Designs employees became the start-up core of the Company’s Business Process operations. The Company built on this initial base of operations through the acquisition of complementary businesses. In November 2004, Allin Consulting-Pennsylvania acquired certain operating assets from McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”). The addition of eight employees from the predecessor organizations in conjunction with these acquisitions substantially increased the breadth of technical expertise and marketing capabilities of the Business Process operations. Management continued to build this practice area in 2005 through increased marketing efforts and expansion of dedicated staff.

Business Process services were performed utilizing personnel based in the Company’s Pittsburgh location during 2005. The Company is seeking to expand its Business Process operations in 2006 by providing services based on MS CRM technology from its Northern California offices. The majority of services in 2005 were billed on an hourly basis. Technical support services are also provided through arrangements under which fixed amounts are charged for services for specified time periods, typically annual periods. Revenue is pro-rated over the period.

Backlog. As of December 31, 2005, committed backlog for the Business Process Practice Area was $414,000, all of which is expected to be earned in 2006. As of December 31, 2004, the committed backlog for the Business Process Practice Area was approximately $413,000. Committed backlog as of December 31, 2005 consists of small projects for a large and diverse group of customers.

The following discussion of pricing, supply considerations and competition relates to the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas.

Pricing. Average billing rates for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas for the year ended December 31, 2005 were $145 per hour for Northern California-based operations and $96 per hour for Pittsburgh-based operations. Comparable average billing rates for the year ended December 31, 2004 were $144 per hour for Northern California-based operations and $88 per hour for Pittsburgh-based operations. This represents increases in average billing rates of 1% for Northern California and 8% for Pittsburgh operations. Management believes 2004 and 2005 Northern California billing rates reflect the stability of operations in that region while the increase in average billing rate experienced in the Pittsburgh area from 2004 to 2005 is attributable to several factors, including strong demand for services based on SharePoint technology and growth in Business Process operations. Management does not believe inflation resulting from general economic conditions was a significant factor in the changes in average bill rates and consequently, did not significantly impact the Company’s revenue or net income. A significant portion of the Boston-based project activity was performed on fixed-price engagements or engagements under which fixed amounts were charged for services for specified time periods, typically monthly. With some of the Boston-based projects, labor hours can vary significantly month to month based on customer requirements. Consequently, management does not believe meaningful hourly rate information related to the Company’s Boston operations is available.

Supply Considerations. The services performed by the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas are primarily labor intensive and are provided by the Company’s professional technical consultants. The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, usage of online recruiting sites, advertising and other means, as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. Management believes the Company is perceived as being on the leading edge in implementing new Microsoft-based technology in the geographic areas in which the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas operate, as well as offering a high level of customer service. Management believes that the Company’s reputation in these markets helps to attract highly-qualified candidates for available positions with the Company’s practice areas. Compensation for the Company’s technical consulting staff is primarily salary-based, with some hourly production-based employees. The Company’s management believes that a salary-based model helps to foster continuity in the consulting staff and ongoing improvement in the staff’s technical knowledge capital which consequently reduces the cost of employee turnover. From time to time, Technology Infrastructure, Collaborative Solutions and Business Process utilize the services of independent contractors, particularly when specialized technical knowledge is needed for certain projects of limited duration. The Business Process Practice Area actively promotes the sale of Microsoft Dynamics software in conjunction with its services. See below under Information System Product Sales for discussion of supply considerations related to these technology products. Other computer hardware, software and supplies purchased to support the Technology Infrastructure, Collaborative Solutions and Business Process operations and consultants are readily available from a large number of suppliers.

Competition. Information technology services are provided by companies diverse in size and scope of activities, including hardware and software vendors with significant computer services operations and large and small entities primarily focused on technology-related consulting. The industry has experienced significant consolidation in recent years as firms seek to broaden technological skills or geographical presence and as economic conditions have driven many smaller providers from the marketplace. Competitors include very large consulting organizations, such as Avenade, Accenture and ePartners and computer hardware and software manufacturers and vendors that also provide a significant level of computer consulting services, such as IBM, Hewlett Packard and BearingPoint. Management believes the larger competitors are generally oriented to very large engagements.

Management believes that the Company’s strongest competition comes from different sources in each of the Company’s geographic centers of operation. Pittsburgh and Northern California-based operations compete with smaller regional or local consulting firms with service specialties similar to the Company’s and with smaller national organizations with a presence in these markets. The Company’s Pittsburgh operations compete with firms such as synergIT Incorporated, AEC Plc., Project Assistants, Inc. and Cargas. The Northern California operations compete with Interlink Group, Inc. and International Network Services, Inc. Certain Northern California competitors offer specialized services. Collaborative Solutions competitors would include firms such as Magenic Technologies, Inc. and Global Software Resources. Competitors for Technology Infrastructure would include firms such as Convergent Computing.

Because the Company’s Boston operations focus on the financial services industry as a vertical target market, management believes the most effective competition comes from national consulting firms, including Accenture, Cap Gemini Ernst & Young and Bearing Point. These large firms have an account presence in most large financial services companies. Competitors also include SunGard, a business primarily operating in the financial services market, which also offers industry-specific technology applications and related services to other financial services firms and Access Data, an information technology services business, which also targets the financial services vertical market. Management believes that custom software application development for the financial services market requires the type of strong domain understanding and efficient development techniques that can be effectively delivered by a smaller, more focused organization. The Company believes the financial services knowledge and focus of its Boston operations serve as a competitive advantage.

The Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas compete primarily on a service and performance basis. The Company’s customer-oriented approach seeks to develop long-term relationships where the Company becomes the established consultant helping customers solve their business problems through technology. Management believes the Company’s competitive advantages include the quality and broad scope of its services and its expertise in Microsoft-based technology.

Interactive Media

The following table sets forth the percentages of consulting services and total revenue for the Company’s Interactive Media operations for the three years ended December 31, 2005.

Interactive Media Percentage of	Year Ended December 31
	2003	2004	2005
Consulting Services	38%	19%	10%
Total Revenue	20%	13%	8%

As noted above, Interactive Media operations have historically been concentrated among a few significant customers in the cruise industry. During 2005, Carnival accounted for 81% of Interactive Media revenue. Costa, a Carnival affiliate, accounted for an additional 5% of Interactive Media revenue during 2005. Revenue in this segment is expected to remain highly concentrated in 2006.

The Interactive Media Practice Area provides of core technology for the delivery of media rich content. Interactive Media has extensive experience with delivering innovative solutions involving the design of both software and hardware configurations that meet customers’ requirements for information on demand. Interactive Media develops applications that the Company’s management believes enable customers to improve service and increase productivity and revenue. Consulting services provided in 2005 included application development, technical architecture design, configuration and implementation related to interactive television systems and maintenance and support services for Interactive Media’s installed base of interactive television systems.

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

Applications developed by the Interactive Media Practice Area include, among others, shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service and wine ordering, meal reservations, shipboard and destination shopping promotion, distribution of activities and ship informational and promotional content, future cruise previews, digital photography and passenger amenities such as Internet access, music on demand, news updates, stock quotes, video games, cabin messaging and wake-up calls. Arrays of these applications are currently in use on thirty-two cruise ships. Interactive Media also has developed applications in the past for healthcare and educational institutions, including on-demand viewing of information related to medical conditions and procedures and on-demand viewing of educational programs. In addition, Interactive Media has developed applications for the professional sports market that provide luxury suite services and amenities and create incremental revenues from messaging, advertising and sponsorships. Interactive Media seeks to broaden the scope and functionality of its developed applications on an ongoing basis.

The level of Interactive Media consulting services provided to customers decreased by 32% from 2004 to 2005, due to a significant decline in the level of services related to interactive television systems for newly built ships. In July and October 2005 and February 2006, respectively, the Company received orders for interactive systems for the Royal Caribbean Freedom of the Seas, the Celebrity Century, and the Costa Concordia. Management expects that Interactive Media revenue will increase in 2006 as a result of technical architecture design, configuration and implementation services related to these shipboard systems. Unforeseen events such as schedule delays could occur, however, so no assurance can be given that Interactive Media revenue realized in 2006 will equal or exceed the 2005 level.

During 2005, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office. Portions of larger engagements were performed at sites designated by customers. It is anticipated that 2006 operations will be conducted in a similar manner.

Backlog and Pricing. As of December 31, 2005, the Company had a committed backlog of $746,000 for Interactive Media services, all of which is expected to be earned in 2006. This compares with a committed backlog for Interactive Media services of $1,076,000 as of December 31, 2004. Backlog as of December 31, 2005 includes technical architecture design, configuration and implementation labor associated with shipboard interactive television systems for the Royal Caribbean Freedom of the Seas and the Celebrity Century, consulting services under various purchase orders and support services under agreements with all of the Company’s cruise line customers. Backlog increased in February 2006 as a result of the order for the Costa Concordia.

Because of the significant proportion of fixed-price services included in Interactive Media’s consulting operations over the last two years, meaningful hourly rate information is not available.

Labor Supply Considerations. Interactive Media’s services are labor intensive and utilize the Company’s professional technical consultants. The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, usage of online recruiting sites, advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. Because the Interactive Media Practice Area offers services in specialized technology niches, the Company provides extensive training to consultants to enhance their skills. The Company retained the majority of its Interactive Media technical consultants throughout 2005 despite the decline in customer demand. Management views this as a necessary investment in maintaining the Company’s knowledge capital and expertise in specialized interactive media-based technology which will position the Company to better serve its customers during periods of increasing demand, which management expects to start in 2006. Compensation for Interactive Media’s technical staff is primarily salary-based.

There are common attributes to competition for the Interactive Media and Systems Integration segments as the operations of both have historically been concentrated with cruise industry customers and have focused on interactive television technology. Discussion related to competition is presented below under Systems Integration.

Systems Integration

The following table sets forth the percentages of total revenue for the Company’s Systems Integration operations for the three years ended December 31, 2005.

Systems Integration Percentage of	Year Ended December 31
	2003	2004	2005
Total Revenue	37%	23%	8%

Systems Integration operations have historically been concentrated among a few significant customers in the cruise industry. During 2005, Carnival accounted for 89% of Systems Integration revenue. Revenue attributable to this segment is expected to remain highly concentrated in 2006.

Systems Integration revenue is derived from the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. A substantial majority of Systems Integration revenue has historically been realized from projects involving the implementation of specialized interactive television platforms aboard cruise ships, including computer software, hardware and television-related equipment. During 2005, the Company realized Systems Integration revenue from one major interactive television system implementation project for the Carnival Liberty and from various smaller projects. During 2004, systems integration revenue was realized from major interactive television projects for the Carnival Miracle, Carnival Valor, Costa Magica and Royal Caribbean Jewel of the Seas. Systems Integration revenue declined 62% from 2004 to 2005 as a result of the decline in the number of major interactive television system projects. The level of cruise industry new-build commitments reached the bottom of a cycle in 2005. In July and October 2005 and February 2006, respectively, the Company received orders for interactive systems for the Royal Caribbean Freedom of the Seas, the Celebrity Century and the Costa Concordia. The majority of revenue for these three systems is expected to be realized in 2006. Management believes these orders, as well as opportunities for integration of specialized Microsoft-based technology platforms, will result in an increase in Systems Integration revenue in 2006. There can be no assurance that the Company will receive orders for additional significant Systems Integration projects. Unforeseen events such as schedule delays could also occur. Consequently, there can be no assurance that Systems Integration revenue will be realized in 2006 at levels equal to or greater than 2005 levels. The new system for the Celebrity Century will replace an interactive television system installed by the Company in 1995. This marks the first occasion where the Company will replace one of its previously installed systems.

Systems Integration offers scalable thick-client, thin-client and hybrid interactive television technology platforms to meet customers’ technology needs and preferences. Thick-client solutions utilize high-end digital set top boxes, wireless keyboards, remote controls and monitors or high-definition televisions to offer the functional equivalent of a personal computer in each cabin. Advanced on-demand applications are delivered over Ethernet or ATM-based networks, and interface with the customer’s other information systems. Thin-client solutions leverage centralized all-digital head-end equipment dynamically allocated to deliver advanced applications across digital networks, radio-frequency distribution systems or hybrid systems to end-user monitors or televisions. Solutions for radio-frequency-based distribution systems utilize low-cost televisions, set top boxes and remote controls for end-user access. The open architecture of the head-end operating systems based on Microsoft BackOffice products, such as Windows XP or 2000, SQL Server and Internet Information Server, provides flexible delivery of video content from various sources and interfaces with the customer’s other information systems. The essence of either type of platform solution is to bring the functional equivalent of a Windows-based personal computer to every end-user.

During 2005, work associated with Systems Integration projects was performed onsite at various domestic and international locations, including European shipyards for installations on newly built ships. It is anticipated that 2006 operations will be conducted in a similar manner.

Equipment Supply Considerations. The Company has historically used On Command Corporation (“On Command”) as the preferred supplier of computer hardware platforms, end-user components and associated operating software for the Company’s interactive television solutions. On Command is one of the world’s largest providers of interactive television services to the lodging industry. On Command’s research and development efforts periodically update specifications and configurations for computer hardware, end-user components and operating software that facilitate efficient and reliable interactive television operations. The Company has designed and developed a suite of unique software applications which maximize the capabilities of the On Command hardware platforms for the Company’s customers. The Company’s purchases of materials, including interactive television equipment, computer hardware, networking equipment and software utilized in the operations of the Systems Integration and Information System Product Sales segments, have been highly concentrated with On Command. During the years ended December 31, 2004 and 2005, the Company purchased 61% and 55%, respectively, of the materials for these operations from On Command.

Allin Interactive entered into a License and Supply Agreement with On Command, effective June 30, 2003, replacing a previously existing Supplier Agreement. The License and Supply Agreement has a term of five years, expiring on June 30, 2008. There are no minimum purchase requirements under the agreement. Allin Interactive had exclusivity in utilizing On Command hardware and end-user components for interactive television systems for the cruise line market for the first two years of the term and would have retained exclusivity for each succeeding year of the term if a minimum threshold for equipment purchases over the preceding two years was attained. The Company did not reach the minimum threshold required to maintain exclusivity beyond June 30, 2005. The Company does not expect that the loss of exclusivity for the cruise line market will negatively impact its ability to purchase hardware and end-user components from On Command. However, should some of the Company’s competitors begin to utilize hardware and end-user components from On Command for interactive television projects, the Company’s competitive position may be negatively impacted.

The License and Supply Agreement provides for the grant from On Command to Allin Interactive of a non-exclusive, perpetual license to use, market, distribute and maintain the On Command software as well as rights to modify and sublicense the software. License fees are to be determined by mutual agreement. No license fees were incurred from the commencement of the agreement through December 31, 2005. The License and Supply Agreement was included as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003. If On Command were removed as a source of supply for hardware and end-user components for any reason, the Company’s Systems Integration operations could be negatively impacted from factors such as increased research and development costs, difficulty in obtaining alternate components, increases in the cost of components and reduced functionality of alternate components.

Certain computer hardware and software, networking components and radio frequency-based communication equipment utilized in Systems Integration projects are purchased from other suppliers. These products are readily available and may be purchased from a number of vendors. The Company does not manufacture any of the hardware components utilized in Systems Integration projects. The Company did not experience any problems obtaining components necessary for timely performance of its 2005 Systems Integration projects and does not anticipate any such difficulties in 2006.

Backlog and Pricing. As of December 31, 2005, the Company had a committed backlog of $1,700,000 for the Systems Integration segment, all but $15,000 of which is expected to be earned in 2006. This compares with a committed backlog for Systems Integration of approximately $875,000 as of December 31, 2004. The backlog as of December 31, 2005 includes orders for shipboard interactive television platforms for the Royal Caribbean Freedom of the Seas and the Celebrity Century, under purchase orders, and a specialized Microsoft-based technology platform supporting capital markets trading and analysis for one of CodeLab’s financial services customers. Backlog further increased in February 2006 with receipt of an interactive television system order for the Costa Concordia.

Systems Integration projects have historically been predominantly fixed price based on proposal and negotiations with customers.

Competition. The market for providing interactive media consulting and systems integration services to the cruise industry is a niche market with a small number of competing companies. The Company competes with other businesses utilizing various technologies and marketing approaches. The following information regarding the organizations the Company’s management considers as the primary competitors in the cruise market was obtained from the respective websites of the organizations. IDF GmbH (“IDF”), a German company, was acquired in July 2005 out of German bankruptcy proceedings by Tomorrow Focus Technologies GmbH (“TFT”), another German company. IDF previously installed digital-based interactive television systems on the Cunard Line’s Queen Mary 2 and two Hapag-Lloyd cruise ships. TFT announced the installation of an onboard interactive entertainment system on the Hapag-Lloyd ship Europa in October 2005 in a project performed in cooperation with Lufthansa Systems. Europa is one of the ships on which IDF had previously installed a system. Another German company, Acentic Holdings GmbH (“Acentic”), and an American company, Insystcom, Inc. (“Insystcom”), indicate that they are providers of interactive television services to the cruise market, but no longer list specific cruise lines as customers. As of March 2005, Acentic had listed Radisson and Insystcom had listed Silversea Cruises and Oceania as cruise line customers. Otrum ASA (“Otrum”), a Norwegian company, indicates that it is a provider of interactive television services to the cruise market, but does not specify cruise line customers or installed ships. Acentic and Otrum are operators of lodging-based interactive television systems in Europe.

The Company believes the cost-effectiveness of its solutions, its wide array of developed fully-functional applications, its substantially larger number of installed interactive television systems on cruise ships than any of its competitors and its extensive experience providing services to the cruise industry provide competitive advantages in the market for cruise industry services. However, there can be no assurance that new or existing competitors, some of which may have greater financial resources than the Company, will not enter the field or develop innovative technologies that can effectively compete with the Company. There can also be no assurance that competition for system implementations will be solely on a provider basis as interactive competitors have at certain times been willing to make significant capital commitments to obtain system implementations. Competitors may market on the basis of a lower price as compared to the Company’s solutions by limiting the range or functionality of applications and system components. Competitors may also market on the basis of the technological nature of their solutions. The Company believes it can compete effectively against these marketing approaches.

Management believes the competition for Systems Integration projects involving specialized technology platforms for financial services industry customers primarily comes from the national consulting firms, including Accenture, Cap Gemini Ernst & Young and Bearing Point, SunGard, a business primarily operating in the financial services market, which also offers industry-specific technology applications and related services to other financial services firms and Access Data, an information technology services business, which also targets the financial services vertical market. Management believes the Company’s deep domain knowledge related to financial services businesses, technological expertise and experience with specialized technology platforms are competitive advantages in serving this market.

Information System Product Sales

The following table sets forth the percentage of the Company’s revenue derived from information system product sales for the three years ended December 31, 2005.

Information System Product Sales Percentage of	Year Ended December 31
	2003	2004	2005
Total Revenue	2%	5%	7%

In conjunction with Business Process consulting services in 2004 and 2005, the Company actively sought to sell Microsoft Dynamics software, including Great Plains and Solomon enterprise accounting systems and MS CRM customer relationship management software, and related products. The marketing of Microsoft Dynamics technology was the primary reason for the 82% increase in revenue for the Information System Product Sales segment from 2004 to 2005. The sale of Microsoft Dynamics software and related products accounted for the majority of Information Systems Product Sales revenue in 2005.

Other types of information system products sold include interactive television equipment and components, computer hardware and software, networking equipment and supplies. The Company’s cruise line customers are a source of information system product sales, primarily for replacement equipment and spare components for interactive television systems. Information system product sales also have occasionally been obtained in connection with technology consulting engagements carried out by the Company’s Technology Infrastructure and Collaborative Solutions Practice Areas. The Company has not aggressively pursued information system product sales in association with the services performed by these practice areas, but rather has maintained the capability to fulfill requests as a means to ensure customer convenience and satisfaction with implemented solutions.

The Company has historically maintained relatively little inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Information System Product Sales operations were conducted from the Company’s Pittsburgh, Ft. Lauderdale and Boston offices in 2005. During 2005, no customer accounted for 10% or more of Information System Product Sales revenue.

Supply Considerations. The Microsoft Dynamics products sold by the Company are supplied exclusively through Microsoft in accordance with the terms of the Microsoft Business Solutions North American Partner Agreement between Allin Consulting-Pennsylvania and Microsoft. The availability of Microsoft Dynamics products is dependent on the Company’s continued ability to maintain its qualification as a Microsoft partner and the timely payment of annual partner fees. Most of the interactive television equipment sold by the Company is purchased from On Command under the License and Supply Agreement. See Equipment Supply Considerations under the Systems Integration section of this Item 1 – Business for additional information regarding the Company’s agreement with On Command. The Company does not anticipate problems in obtaining software or equipment from Microsoft or On Command, although there are no other sources of supply for these products. However, the Company’s operations could be negatively impacted from factors such as increased research and development costs, difficulty in obtaining alternate products, increases in the cost of products and reduced functionality of alternate products if availability of the Microsoft Dynamics or On Command products ceased for any reason. Most of the other products sold by the Company are readily available from a large number of sources.

Other Services

The following table sets forth the percentage of total revenue derived from Other Services for the three years ended December 31, 2005.

Other Services Percentage of	Year Ended December 31
	2003	2004	2005
Total Revenue	7%	7%	7%

In the Company’s previous reports for the fiscal years ended December 31, 2003 and 2004, a separate segment Outsourced Services was reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in this report. Outsourced Services was less significant to the Company’s operations in 2003, 2004 and 2005 than in previous periods. Management believes these operations no longer merit reporting as a separate segment. The Company provides a small number of outsourced resources with varied technical skill sets that customers utilize to complement or assist internal staff in the execution of customer-managed projects. Engagements carried out in 2005 and expected to continue in the future have been relatively long-term in nature, frequently of multiple years’ duration. These engagements are primarily conducted in the Pittsburgh area. While the Company is not actively seeking new engagements of this type, renewal of services with existing clients is being solicited. During 2005, all of the services of this type were billed on an hourly basis.

The Other Services segment also includes revenue derived from activities peripheral to the consulting or systems integration activities of the Company. Examples of these types of revenue earned in 2005 are out-of-pocket expense reimbursements, website hosting, maintenance and archival fees, commissions for product referrals and commissions related to the 2000 sale of certain contracts for network monitoring services. During 2005, Other Services revenue was also recognized subsequent to the acquisition of CodeLab for a separately priced support agreement related to CodeLab’s April 2004 sale of intellectual property to a Fortune 100 company. The total revenue for the support agreement was recognized ratably over the eighteen-month term of the agreement which ended in October 2005. During 2005, four customers accounted for 26%, 15%, 12% and 10%, respectively, of Other Services revenue. Revenue attributable to this segment is expected to remain concentrated in 2006.

Research and Development

The Company’s 2005 research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s thick-client interactive television solutions. The Company incurred $90,000 in research and development expense and capitalized $51,000 during the year ended December 31, 2005 related to these activities. The expenses incurred included internal labor charges and consulting services incurred during the research and development phase prior to the attainment of a working model demonstrating technical feasibility. Capitalized software development costs included internal labor charges incurred subsequent to the attainment of technical feasibility for the developed applications and purchased software development kits for specialized technology.

Interactive Media’s operational and technical executives monitor On Command’s ongoing product research and development activities since On Command is a significant supplier of interactive television system equipment and hardware to the Company. The Company did not incur significant research and development expenses related to On Command’s equipment and hardware during 2005.

The Company did not incur significant research and development expenses during 2003 or 2004 related to On Command technology, application development, platform refinements or any other research and development activities.

Employees

As of February 28, 2006, the Company employed 128 people and utilized the services of seven independent contractors. This represents a 27% increase in employees as compared to February 28, 2005. Management attributes the increase to the acquisition of CodeLab and growth in practice area consultants for the Company’s Pittsburgh and Northern California operations. Management believes this investment in its staff serves to increase the long-term productive capacity of the Company. None of the employees is covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

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

Item 1A - Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.

Risks Related to Our Business

If we fail to successfully integrate businesses that we have acquired or may acquire, our business, results of operations and financial condition could be materially adversely affected.

Since December 2003, we have acquired:

•	the business operations of Information Designs, based in Pittsburgh, Pennsylvania,

•	the operating assets of Computer Resources and Jimary Business Systems, each of which offered consulting services based on Microsoft Dynamics technology, sold Microsoft Dynamics technology products, and was based in Pittsburgh, Pennsylvania, and

•	all of the outstanding equity interests of CodeLab, an information technology company specializing in custom application development services for the financial services industry and based in Wakefield, Massachusetts.

We used the operations acquired from Information Designs as the initial base of a Business Process Practice Area for our Pittsburgh operations. We integrated the Computer Resources and Jimary Business Systems operations into our Business Process Practice Area following our acquisitions of those businesses in November 2004. Since the period of operation as a combined practice has been brief, we can offer no assurance that our integration of these businesses will be successful on a long-term basis. We have lost some personnel and customers from the acquired businesses. Over 2006 and beyond, we could have difficulty retaining personnel and customers from these businesses and assimilating the services offered by these businesses into our operations.

In addition, we may have difficulty retaining CodeLab’s personnel and customers and assimilating CodeLab’s services into our operations. Our acquisition of CodeLab in 2005 also presents additional risks resulting from the geographic separation of CodeLab’s operations from our management, CodeLab’s focus on a single market sector and significant concentration of services among several large customers. We also will be subject to risk from general economic conditions or events that negatively impact the financial services industry.

These difficulties that we may encounter in integrating these acquired businesses into our operations could:

•	disrupt our business,

•	distract our management and employees,

•	adversely affect our utilization of personnel,

•	increase expenses, and

•	adversely affect our business, results of operations and financial condition.

As part of our general business plan, we may from time to time seek to acquire additional businesses or assets that are complementary to our operations. There can be no assurance that we will be able to successfully integrate any businesses or assets that we may acquire with our existing operations. We may face difficulties similar to those described above following any future acquisition.

If we fail to retain key personnel, our business could be materially adversely affected.

Our success depends on a number of key management, technical and operational personnel. We depend on these key personnel to manage consulting and systems integration operations, integrate acquired businesses into our operations, develop new markets and timely execute projects. The loss of one or more of these individuals could harm our business. If we cannot continue to retain highly skilled and qualified personnel, and attract new skilled and qualified personnel when needed, our business and results of operations could be adversely affected.

We need to continually identify and obtain new engagements from existing and prospective customers to maintain the level of committed backlog necessary to sustain our ongoing consulting services and systems integration operations. If we fail to continually obtain new engagements, our business may be materially adversely affected.

As of December 31, 2005, our total committed backlog for consulting services and systems integration was $6,158,000. We expect to realize as revenue $5,835,000 of this amount during 2006, $316,000 during 2007 and $7,000 during 2008. Backlog expected to be earned in 2006 represents 50% of 2005 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

•	fixed-price projects,

•	service arrangements under which fixed amounts are billed for specified time periods, and

•	management’s estimate of future fees for projects billed on an hourly basis.

The actual revenue that we realize from the projects included in backlog is subject to variability in timing due to project schedule delays or acceleration and to variability in the amount due to many factors, including the actual hours required for hourly-based projects and additions or reductions in project scope.

As of December 31, 2005, our committed backlog for the Collaborative Solutions Practice Area was $2,689,000, of which we expected to earn $2,381,000 in 2006 and the remainder in 2007. Backlog expected to be earned in 2006 represents 52% of 2005 Collaborative Solutions revenue. Our acquisition of CodeLab substantially increased the backlog for Collaborative Solutions because CodeLab has several significant engagements for maintenance, analysis and support related to customers’ customized software applications, some of which are covered by long-term agreements. The projects for our Pittsburgh and North California operations and some of the projects for CodeLab included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the first quarter of 2006.

Committed backlogs for the Technology Infrastructure and Business Process Practice Areas were $609,000 and $414,000, respectively, as of December 31, 2005, all of which is expected to be earned in 2006. Backlog expected to be earned in 2006 represents 17% and 30%, respectively, of 2005 Technology infrastructure and Business Process revenue. We expect that the projects included in the committed backlogs for the Technology Infrastructure and Business Process Practice Areas will be performed over a relatively short time period, primarily in the first quarter of 2006.

There can be no assurance that we will be able to continue to sustain or improve the backlog levels for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. We depend on the ability of our sales and marketing personnel to continually identify and obtain new engagements from existing and prospective customers so that we can generate the ongoing revenue necessary to sustain the operation of these practice areas beyond the short time period during which significant portions of our present backlog will be realized. General economic conditions and other risk factors such as geopolitical considerations may harm our ability to obtain future business, which would negatively impact our business, results of operations and financial condition.

As of December 31, 2005, committed backlog for Interactive Media consulting services was $746,000, all of which we expect to realize during 2006. The backlog represents 68% of 2005 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for newly built ships. Backlog as of December 31, 2005 includes two projects of this type, for the Royal Caribbean Freedom of the Seas and the Celebrity Century. In February 2006, backlog significantly increased when we received an order for an interactive television system for the Costa Concordia. We expect to realize the revenue related to the Concordia project in 2006.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on newly built ships in connection with the Interactive Media consulting services described above. As of December 31, 2005, committed backlog for Systems Integration was approximately $1,700,000, of which we expect to realize $1,685,000 during 2006. The backlog expected to be earned in 2006 represents 155% of 2005 Systems Integration revenue. Backlog for this practice area includes interactive television system implementation projects for the Freedom of the Seas and the Century and an implementation project for a specialized Microsoft-based technology platform for one of CodeLab’s financial services customers. The February 2006 order for the Costa Concordia significantly increased the backlog for Systems Integration.

We are actively seeking to secure additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to increase beginning in 2006. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional orders for us beyond those already received. The declines realized in Interactive Media and Systems Integration revenue during 2005, as compared to the prior year, significantly contributed to the decline in our overall profitability in 2005. While management believes that revenue for these segments will likely increase in 2006, we must continue to secure additional projects to return to the levels of revenue realized by these segments prior to 2005.

In recent periods, our interactive Media and Systems Integration operating segments have generated revenue primarily from a small number of large projects for a small number of customers concentrated in the cruise industry. Other operating segments have also had certain customers account for significant portions of their revenue. We expect additional concentration of revenue in a small number of customers in the financial services sector as a result of our acquisition of CodeLab . The loss of any number of these customers or a material reduction in business we receive from any of these customers could adversely affect our business, financial condition and results of operations.

Interactive Media consulting and Systems Integration projects accounted for 15% and 19%, respectively, of our revenue and gross profit for the year ended December 31, 2005. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives, fuel costs and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We may experience additional concentration of revenue among significant customers and in specific market sectors in future periods as a result of our acquisition of CodeLab, which focuses on the financial services sector, with a small number of customers representing significant portions of CodeLab’s revenues. Any factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab.

During the year ended December 31, 2005, Carnival, a significant Interactive Media and Systems Integration customer operating in the cruise industry, and Microsoft Consulting Services, a significant Technology infrastructure and Collaborative Solutions customer, each accounted for 14% of our consolidated revenue. The loss of either customer would likely negatively impact our business, results of operations and financial condition.

We depend upon single sources for key components and products without exclusivity agreements, which exposes us to risks related to increased competition from competitors utilizing the same components and products, as well as risks resulting from product shortages or delays, all of which could decrease our revenues and adversely affect our results of operations.

We utilize end-user components and computer hardware platforms supplied by On Command Corporation for our interactive television systems implementation projects. We have developed software applications and interfaces for the On Command components and hardware platforms. We operate under a License and Supply Agreement with On Command, which became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the agreement, On Command granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market for the first two years of the term. Retention of exclusivity for each succeeding year of the term was dependent upon the attainment of a minimum threshold for equipment purchases over the preceding two years. Allin Interactive did not meet the minimum threshold, and we lost exclusivity as of June 30, 2005. We do not expect that the loss of exclusivity for the cruise line market will negatively impact our ability to purchase interactive television equipment, computer hardware, networking equipment and software from On Command. However, should some of our competitors begin to utilize hardware and end-user components from On Command for interactive television projects, our competitive position may be negatively impacted. In addition, if we experience delays in obtaining end-user components and computer hardware platforms from On Command, we could have difficulty meeting project schedules, which could result in delayed or lost revenues.

Our Business Process Practice Area specializes in services based on Microsoft Dynamics financial and customer relationship management software. The sale of these products, particularly Great Plains, Solomon and MS CRM, is actively promoted in conjunction with Business Process services. The availability of Microsoft Dynamics products is critical to our ability to realize increased revenue for our Business Process and Information System Product Sales segments. These products are available primarily through Microsoft’s partner channel. Although we do not expect difficulty in maintaining our ability to purchase Microsoft Dynamics products, significant turnover among our Business Process staff could make continued partner qualification difficult. Similarly, financial setbacks that negatively impact our ability to make timely payments for purchases of Microsoft Dynamics products or the annual partner fee could result in difficulty in obtaining these products in future periods.

Our quarterly operating results will likely fluctuate.

We expect to experience significant fluctuations in our future operating results, particularly for quarterly periods, that may be caused by many factors, including acquisitions of businesses, fluctuations in backlog and changes in the scheduling, or the commencement or conclusion, of significant consulting or systems integration engagements. Accordingly, revenue and operating results will be difficult to forecast. We believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

Protection of our intellectual property is limited.

We do not have patents on any of the system configurations, designs or applications that we utilize, and we rely on a combination of copyright and trade secret laws and contractual restrictions for protection. It is our policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with us and to limit access to and distribution of our or customers’ software, documentation and other proprietary information.

Nonetheless, it may be possible for third parties to misappropriate the system configurations, designs or applications and proprietary information that we utilize or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to us and the measures taken by us will be adequate to protect the utilized system configurations, designs or applications. Any misappropriation of our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

Claims of infringement of their intellectual property rights by third parties could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that other parties will not assert technology infringement claims against us, or that, if asserted, such claims will not prevail. If this were to occur, we may be required to engage in protracted and costly litigation, regardless of the merits of such claims, discontinue the use of certain software codes or processes, develop non-infringing technology, or enter into license arrangements with respect to the disputed intellectual property. There can be no assurance that we would be able to identify or develop alternative technology or that any necessary licenses would be available or that, if available, such licenses could be obtained on commercially reasonable terms. Responding to and defending against any of these claims could have a material adverse effect on our business, financial condition and results of operations.

If we experience a prolonged downturn in operations or business setbacks, we may experience working capital shortages that may adversely affect our operations.

Our cash resources and cash flow generated from operations have been adequate to meet our needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to our operating entities will not result in working capital shortages that may adversely impact our operations. The liquidity risk is reduced somewhat by our current line of credit, which permits borrowing for general working capital needs. Our line of credit expires September 30, 2006. If we fail to renew the existing credit facility beyond September 30, 2006 or replace it with another facility with similar terms, our operations may be adversely affected in the future.

We are exposed to credit risk on our cash balances in various bank accounts and accounts receivable.

A significant portion of our assets consist of cash and accounts receivable. We maintain cash balances in several domestic banks and face credit risk to the extent that balances in our various bank accounts exceed available banking system insurance coverage. Accounts receivable are subject to credit risk from customers failing to make full or timely payment for the amounts that we bill for services or products. Any losses that we incur could negatively impact our business, results of operations and financial condition.

Compliance with changing regulation of corporate governance and public disclosure will likely result in additional costs, and we will continue to evaluate the benefits of retaining our status as a public company.

We are subject to various laws and governmental regulations relating to our status as a public company. The Sarbanes-Oxley Act of 2002 and related SEC regulations have resulted in the implementation of increased financial reporting and disclosure requirements and new requirements for corporate governance. Some of these requirements are currently in effect and others will become effective in the future. Management believes compliance with the legislation and regulations has resulted in additional costs to our company associated with professional services, including legal and accounting services, regulatory reporting and investor information distribution. Management believes these costs will likely continue to increase with the pending implementation of additional provisions of Sarbanes-Oxley and related regulations of the SEC and the Public Company Accounting Oversight Board, as well as other SEC regulations. Since the enactment of Sarbanes-Oxley and related SEC regulations, a significant number of small public companies have elected to deregister from public company status due to the increasing costs and administrative burden of compliance. We have and expect to continue to evaluate the benefits versus the costs of remaining a public reporting company. Should we elect to deregister from public company status in the future, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

We may be adversely affected by changes in applicable regulations and laws due to technology changes and other factors.

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. As a result of technology changes and other related factors, laws and regulations may be adopted which significantly impact our business.

Risks Related to Our Industry

The information technology services market is highly competitive. If we are unable to compete effectively, our business, results of operations and financial condition would be adversely affected.

Despite a long-term trend toward consolidation in the industry, the information technology services industry remains fragmented with a large number of smaller-sized participants. There are also large national or multinational firms competing in this market. Changes in the development and usage of computer hardware, software, Internet applications and networking capabilities require continuing education and training of our technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to our customers. Our competitors may have resources to develop training and industry monitoring programs that are superior to ours. Offshore outsourcing of information technology services, particularly application development services, has grown significantly in recent years and impacts demand for and pricing of services by domestic providers, as well as the supply and compensation for domestic labor. There can be no assurance that we will be able to compete effectively with current or future competitors on the basis of quality of services or price or that the competitive pressures that we face will not have a material adverse effect on our business, financial condition and results of operations.

Our Interactive Media consulting and Systems Integration operations focus on the limited market of cruise lines, and our failure to respond to changing customer requirements and evolving technological standards could have a negative impact on of our ability to compete effectively in this market.

Our Interactive Media consulting and Systems Integration operations are currently focused on the limited market of cruise lines. We believe our application development expertise and specialized technology platforms offer cost-effective, flexible solutions with a broad range of functionality. However, the types of interactive television systems and applications that we offer are significant capital expenditures for potential customers. Some of our current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than we and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and applications with superior functionality or cost advantages over our systems and applications.

Our business could be affected by future terrorist attacks or acts of war.

Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. From 2002 through 2004, passenger occupancy recovered from this decline and realized additional growth, but fare discounting persisted through much of this period, negatively impacting cruise industry returns. In the future, should any war, incidents of terrorism or the threat of retaliatory attacks cause further negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations would have a negative impact on our business, results of operations and financial condition. Any events which negatively impact the cruise industry or potential customers in other markets may also negatively impact the Interactive Media Practice Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, Collaborative Solutions, or Business Process customers, our business, results of operations and financial condition may also be negatively impacted.

Our future success and ability to the meet the needs of our customers and target markets will depend in large part on our ability and the ability of our direct suppliers to keep pace with technological change.

Our ability to maintain a standard of technological competitiveness is a significant factor in our ability to maintain and expand our customer base, enter new markets and generate revenue. Our success will depend in part upon our ability and the ability of key suppliers to develop, refine and introduce high quality improvements in the functionality and features of their system configurations, software, designs and applications in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved technology systems and applications that could adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price has been and is likely to remain volatile.

A public market for our common stock developed following our initial public offering in November 1996. Our common stock has been quoted on the OTC Bulletin Board since May 9, 2001, following delisting of our common stock from Nasdaq’s National Market. Trading of our common stock has been sporadic, and the trading volume has generally been low. Even a small trading volume on a particular day or over a few days may affect the market price of our common stock.

Market fluctuations or volatility could cause the trading price of our common stock to decline and limit our ability to raise capital.

The market price of our common stock could also be subject to fluctuations in response to variations in results of operations, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of our common stock. Should quotation of our common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 - Properties

The Company’s principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in rented office space. The Pittsburgh office houses the Company’s executive management, technical, administrative and financial personnel. Management, sales, technical and administrative personnel associated with the Pittsburgh area operations of the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas and the Company’s Information System Product Sales and Other Services operations also utilize the Pittsburgh office. The Company is currently renting its office space on a month-to-month basis, as it has since 2002. If the Company’s landlord identifies an alternate tenant for the Company’s space, the Company will lease its present office space under a long-term arrangement, or will lease alternate space within the same building or another building. Management believes the current arrangement is beneficial to the Company since rent expense is at a competitive level without a long-term lease commitment.

The Company leases professional office space in San Jose and Walnut Creek, California, which is utilized by the Northern California-based Technology Infrastructure, Collaborative Solutions and Business Process personnel, as well as management, sales and administrative personnel. These offices serve as a base of operations or an available worksite for practice area and administrative personnel. The term of the San Jose office lease extends through February 28, 2007. Management believes rent expense for the San Jose office reflects a rate competitive for the commercial real estate market in the San Jose area when the lease was agreed upon in late 2003. The Company realized a significant rent reduction from its prior San Jose office, which was comparably-sized. The lease for the Walnut Creek office was amended in December 2003 to extend the term for an additional three-year period. The lease now expires December 31, 2006. Rental expense under the amendment is at similar levels as under the original lease for the Walnut Creek space, which management believes is competitive for the local commercial real estate market.

Leased office space in Ft. Lauderdale, Florida is the primary base of operations for the Company’s Interactive Media Practice Area and Systems Integration operations. Practice area management, technical and administrative personnel associated with these operations utilize the Ft. Lauderdale office, which is comprised of mixed-use space, including professional office space, work areas for configuration of equipment utilized on systems integration projects and storage areas for inventory. The Ft. Lauderdale office also houses logistical functions associated with information system product sales. Interactive Media originally leased its present office in Ft. Lauderdale in 1998 and added adjoining space to expand the office in both 1999 and 2001. During 2005, the lease for the Ft. Lauderdale office was amended to extend the term through January 31, 2009. The Company received a moderate reduction in the rental rate. Management believes the rental rate under the amendment is competitive for the local commercial real estate market. Interactive Media also leases space in an offsite storage facility on a month-to-month basis. The space is used for storage of inventory and equipment purchased for projects prior to shipping of the equipment. The storage space is located at a secure facility with limited access.

Leased professional office space in Wakefield, Massachusetts is the primary base for management, technical and administrative personnel associated with the Collaborative Solutions, Technology Infrastructure and Systems Integration operations in the Boston area. In late 2005, the lease was amended to expand the Wakefield office by adding adjoining space. The amendment to the lease extends the term through July 31, 2011. The amendment included rent on the additional space at reduced rates over the first six months of the amendment term. The rent expense applicable to previously occupied space was not changed under the amendment. The additional space was occupied in February 2006. Management believes the rental rate under the original lease and amendment is competitive for the local commercial real estate market.

As of December 31, 2005, the Company’s leased offices were fully utilized.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

From January 1, 2004 to December 31, 2005, the high and low bid prices per share of common stock as quoted on the OTC Bulletin Board were $0.630 and $0.155, respectively. Over-the-counter quotations per the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Quarterly high and low bid prices per OTC Bulletin Board quotations per share of common stock during 2004 and 2005 were as follows:

High and Low Prices Bid Per Share of Common Stock	Quarterly High Price	Quarterly Low Price
First Quarter 2004	$0.490	$0.230
Second Quarter 2004	0.330	0.210
Third Quarter 2004	0.270	0.155
Fourth Quarter 2004	0.260	0.160

First Quarter 2005	$0.320	$0.200
Second Quarter 2005	0.290	0.155
Third Quarter 2005	0.540	0.220
Fourth Quarter 2005	0.630	0.480

On March 10, 2006, there were 99 record holders of the common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, as amended, prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock, Series G Convertible Redeemable Preferred Stock and Series H Redeemable Preferred Stock. The Loan and Security Agreement expires September 30, 2006, but the Company expects to seek an extension of this facility beyond such date. Each of the Certificates of Designation governing the Company’s Series C Redeemable Preferred Stock and Series D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

For information about the Company’s equity compensation plans, see Part III Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6 - Selected Financial Data

ALLIN CORPORATION & SUBSIDIARIES

SELECTED FINANCIAL DATA

(Dollars in thousands, except for per share data)

The selected financial data for each of the periods ended December 31, 2001, 2002, 2003, 2004 and 2005 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with Item 8 - Consolidated Financial Statements and Supplementary Data of the Company and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K and in the Company’s Reports on Form 10-K for the periods ended December 31, 2003 and 2004.

In June 2001, the Company decided to discontinue Allin Digital Imaging Corp.’s (“Allin Digital”) digital imaging technology-based operations. Results of operations for Allin Digital have been reclassified to discontinued operations for the years ended December 31, 2001 and 2002. On December 31, 2002, Allin Digital was merged into Allin Interactive.

The selected financial data for the periods ended December 31, 2001, 2002, 2003, 2004 and 2005 reflect the results of continuing operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings for the full years then ended. The selected financial data for the period ended December 31, 2005 also includes the results of operations for CodeLab subsequent to its acquisition by the Company on July 26, 2005. The selected balance sheet data as of December 31, 2001 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network, Allin Holdings and Allin Digital as of that date. The selected balance sheet data as of December 31, 2002, 2003 and 2004 reflects the financial position of these entities as of those dates except for Allin Digital, which was merged into Allin Interactive on December 31, 2002. The selected balance sheet data as of December 31, 2005 reflects the same entities as of the prior year end and CodeLab.

Certain reclassifications have been made to the selected statement of operations data for the years ended December 31, 2001, 2002 and 2003 to conform to the current presentation of this information. The reclassifications impacted revenue and cost of sales for these periods. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services have been reclassified as revenue while the associated costs are reflected as cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $107,000, $79,000 and $111,000, respectively, for the years ended December 31, 2001, 2002 and 2003. The reclassifications did not impact the Company’s gross profit, loss or income from operations, net loss or income or loss or earnings per share during any of the periods.

Certain reclassifications have been made to the selected balance sheet data as of December 31, 2001 to conform to the current presentation of the information. The reclassifications impacted working capital, total assets and total liabilities as of this date. The reclassifications did not impact the preferred stock or shareholders’ equity balances presented as of December 31, 2001. The reclassifications also did not impact the Company’s results of operations or loss per share during the period ending December 31, 2001. The reclassifications are described below.

The liability for accrued dividends on preferred stock has been separated into current and non-current portions based on the Company’s schedule for payment of the dividends. Previously, all of the accrued dividends on preferred stock had been included under current liabilities. This reclassification increased working capital by $1,370,000 as of December 31, 2001.

Allin Interactive performs consulting services and systems integration for interactive television technology under certain agreements accounted for by utilizing the proportional performance or percentage of completion methods. The current portions of costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins have been reclassified such that the aggregate of all projects with costs and estimated gross margins in excess of billings balances is presented under current assets while the aggregate of all projects with billings in excess of costs and estimated gross margins balances is presented under current liabilities. Previously, the aggregate of costs and estimated gross margins in excess of billings had been offset against the aggregate of billings in excess of costs and estimated gross margins, with the net amount included under current assets or current liabilities. The change resulted in increases of $360,000 in both total assets and total liabilities as of December 31, 2001.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Statement of Operations Data:
Revenue	$18,188	$13,412	$13,047	$12,566	$14,303
Cost of sales	9,830	6,963	5,974	6,028	6,427

Gross profit	8,358	6,449	7,073	6,538	7,876

Depreciation & amortization	1,571	537	268	201	359
Loss on impairment or disposal of assets	10,751	—	376	186	631
Other selling, general & administrative	7,176	5,158	5,419	5,832	7,851

(Loss) income from operations	(11,140)	754	1,010	319	(965)

Interest expense (income), net	117	27	40	36	(6)

(Loss) income before provision for income taxes	(11,257)	727	970	283	(959)

(Benefit from) provision for income taxes	—	(272)	190	(1)	(5)

(Loss) income from continuing operations	(11,257)	999	780	284	(954)

(Loss) gain from discontinued operations	(689)	10	—	—	—

Net (loss) income	(11,946)	1,009	780	284	(954)

Accretion and dividends on preferred stock	660	684	710	740	900

Net (loss) income attributable to common shareholders	$(12,606)	$325	$70	$(456)	$(1,854)

Net (loss) earnings per common share - basic	$(1.81)	$0.05	$0.01	$(0.07)	$(0.26)

Net (loss) earnings per common share - diluted	$(1.81)	$0.04	$0.01	$(0.07)	$(0.26)

Weighted average number of common shares outstanding - basic	6,966,365	6,967,339	6,967,339	6,967,339	7,185,147

Weighted average number of common shares outstanding - diluted	6,966,365	11,253,053	6,980,224	6,967,339	7,185,147

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Working capital	$2,800	$3,830	$4,916	$3,501	$(748)
Total assets	9,418	10,302	9,156	8,751	10,363
Total liabilities	6,004	6,550	5,321	5,359	6,141
Preferred stock	6,680	6,693	6,706	6,719	8,643
Shareholders’ equity	3,414	3,752	3,835	3,392	4,222

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the annual periods ended December 31, 2003, 2004 and 2005. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended December 31, 2005 and the information discussed in Part I, Item 1A - Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

In the Company’s previous Reports on Form 10-K for the annual periods ended December 31, 2003 and 2004, the segment Outsourced Services was separately reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in this report. Outsourced Services revenue and gross profit are less significant to the Company’s operations in the years ended December 31, 2003, 2004 and 2005 than they had been in previous periods. The Company believes these operations no longer merit reporting as a separate segment. Information for Other Services for the years ended December 31, 2003 and 2004 has been reclassified to include the amounts previously reported separately as Outsourced Services. Also in the previous reports for these years, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations. The Company believes that the July 2005 acquisition of CodeLab will result in systems integration operations with a technology focus other than interactive media. Consequently, the Company believes the segment name Systems Integration provides a better description of segment operations than the previously used segment name. There was no change to the information reported for this segment as a result of the name change.

The Company commenced the operations of its Business Process Practice Area in December 2003. However, the Company did not report revenue and gross profit for Business Process as a separate segment prior to its Report on Form 10-K for the fiscal year ended December 31, 2004. The Company’s management believed that as a result of the acquisition of two businesses in late 2004, Business Process operations had increased in significance to the Company and thereafter merited reporting as a separate segment. In the Company’s Report on Form 10-K for the period ended December 31, 2003, Business Process operations were included as part of the Collaborative Solutions segment. Information for the Collaborative Solutions Practice Area regarding the annual period ended December 31, 2003 has been reclassified to conform to the current presentation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-K, words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “create,” “seek,” “growth,” “improvement” “increase,” “projects,” “continue,” “toward,” “forecast,” “likely,” “plan,” “may,” “could,” “future,” “goal,” “schedule” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part I, Item 1A - Risk Factors in this Annual Report on Form 10-K.

Executive Summary

Overview of Organization & Services

The Company is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality applications, solutions and platforms that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s consulting operations center on four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in San Jose and Walnut Creek, California, Wakefield, Massachusetts and Ft. Lauderdale, Florida.

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality systems based on Microsoft technology that maximize network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services were provided from the Company’s Northern California and Pittsburgh offices in 2005. The Company anticipates Technology Infrastructure services will also be provided from its Boston office in 2006. Technology Infrastructure revenue represented 13%, 29% and 25% of the Company’s consolidated revenue during the years ended December 31, 2003, 2004 and 2005, respectively.

•	The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 20%, 21% and 36% of the Company’s consolidated revenue during the years ended December 31, 2003, 2004 and 2005, respectively.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries to automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services were provided from the Company’s Pittsburgh office in 2005. The Company anticipates Business Process services will also be provided from its Northern California offices in 2006. Business Process revenue represented 0%, 3% and 10% of the Company’s consolidated revenue during the years ended December 31, 2003, 2004 and 2005, respectively.

•

The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 20%, 13% and 8% of the Company’s consolidated revenue during the years ended December 31, 2003, 2004 and 2005, respectively

The consulting services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are classified by the Company as individual operating segments of its business. Aggregate consulting revenue, cost of sales and gross profit for the four practice areas are included in the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data as consulting services. The Company’s operations include three additional segments, Systems Integration, Information System Product Sales and Other Services, which correspond to separately captioned lines for revenue, cost of sales and gross profit in the Company’s Consolidated Statements of Operations. Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Information System Product Sales reflects the Company’s sales of Microsoft Dynamics software, interactive television equipment and other computer hardware, software and supplies necessary for the implementation or ongoing use of technology solutions recommended by the practice areas. The Other Services segment includes provision of technical resources that customers utilize in the execution of customer-managed projects, ancillary activities that result in revenue such as website hosting and archival fees, referral commissions and billed out-of-pocket costs associated with the Company’s operations.

The Company maintains an operational focus on solutions based on Microsoft technology. The Company’s Allin Consulting subsidiaries are designated as Microsoft Gold Certified Partners and have been designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania has also been designated with the Microsoft Business Solutions and Networking Solutions competencies. See Item 1 – Business above under Microsoft Technology Focus for additional information regarding the Company’s operating focus on Microsoft-based technology. The Company intends to continue its specialization in Microsoft-based technology.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2005, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, CodeLab and Allin Network are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names, Allin Consulting, Allin Interactive, Allin Corporation and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves.

Financial Overview

The following provides a summary of key financial information from the Company’s Statements of Operations for the years ended December 31, 2004 and 2005, as well as period-to-period percentage changes.

	Years Ended December 31,		% Increase (Decrease)
(Dollars in thousands)	2004	2005	2005
Statement of Operations Data:
Revenue	$12,566	$14,303	14%
Gross profit	6,538	7,876	20%
Selling, general & administrative expenses	6,219	8,841	42%
Net income (loss)	284	(954)	(436)%

Comparing the years ended December 31, 2005 and 2004, the Company experienced period-to-period increases in revenue of $1,737,000 and gross profit of $1,338,000. The Company’s aggregate consulting services realized increases of $2,870,000 (35%) in revenue and $1,991,000 (43%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Business Process, Information System Product Sales and Other Services segments. However, the Technology Infrastructure, Interactive Media and Systems Integration segments experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $2,534,000 (98%) and $1,580,000 (116%), respectively, comparing the years ended December 31, 2004 and 2005. Management believes the primary factors in the increases realized by Collaborative Solutions were strong demand for services based on Microsoft SharePoint technology and application development utilizing the Microsoft .NET framework and the July 2005 acquisition of CodeLab. Comparing the years ended December 31, 2004 and 2005, Business Process revenue and gross profit increased by $926,000 (213%) and $556,000 (245%), respectively. The period-to-period improvements related to Information System Product Sales were $472,000 (82%) for revenue and $110,000 (73%) for gross profit. Management attributes the increases to the significant expansion of services based on, and sales of, Microsoft Dynamics technology products following the Company’s November 2004 acquisitions of two businesses specializing in Microsoft Dynamics technology and to increases in sales resources and Business Process technical staff.

Technology Infrastructure experienced declines of $82,000 (2%) in revenue and $25,000 (1%) in gross profit comparing 2005 to 2004. Management attributes the declines to an easing of demand following a peak period. Management believes there was unusually high demand for Technology Infrastructure services during 2004 due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns following several years during which demand decreased due to a significant curtailment in technology-based spending due to domestic economic conditions. Management believes the stable period-to-period revenue and gross profit levels for Technology Infrastructure comparing 2005 and 2004 reflects favorably on the Company’s ability to maintain demand as 2005 revenue did not benefit from pent-up demand from prior periods.

During 2004, the majority of Interactive Media and Systems Integration activity was performed on related projects involving the technical architecture design, configuration and implementation of interactive television systems aboard four cruise ships. However, as a result of fewer new-build commitments in 2005 than in 2004 among the Company’s existing customers, there was only one major interactive television system project generating significant Interactive Media and Systems Integration activity during 2005. Consequently, period-to-period declines in Interactive Media revenue of $508,000 (32%) and gross profit of $120,000 (11%) were realized, comparing the years ended December 31, 2004 and 2005. Comparable period-to-period declines in Systems Integration revenue of $1,757,000 (62%) and gross profit of $942,000 (64%) were also realized. The Company expects improvement in revenue and gross profit for both segments in 2006 based on orders for three interactive television systems received in July and October 2005 and February 2006. No assurance can be given that the Company will receive additional orders beyond those already received. Revenue and gross profit expected to be realized in 2006 for Interactive Media and Systems Integration could be negatively impacted by schedule delays or other unforeseen events, and, consequently, no assurance can be given that Interactive Media or Systems Integration revenue and gross profit will be realized in 2006 equal to or greater than 2005 levels.

The increase in selling, general and administrative expenses for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was $2,622,000. The most significant contributing factor was an increase in the Company’s workforce, primarily for consultants for the Collaborative Solutions and Business Process Practice Areas. The general expenses of the Company include compensation related to consultants’ non-billable time, which includes training, education and technical analysis for project proposals, and can significantly increase in periods when the Company is adding to its productive workforce. Other contributing factors were losses due to impairment of customer lists of $630,000 realized in 2005 as compared to a $191,000 loss in 2004 and the period-to-period increase in depreciation and amortization expense, primarily related to 2005 amortization of intangible assets related to the Company’s recent business acquisitions. The increase in selling, general and administrative expenses exceeds the improvement in gross profit.

The Company’s cash balance decreased from $3,091,000 as of December 31, 2004 to $1,531,000 as of December 31, 2005, a decline of $1,560,000. The most significant factors in the decline realized in 2005 were payment of a $1,000,000 note in April 2005, cash used for acquisition of businesses of $2,673,000, which exceeded proceeds of $2,500,000 from sale of the Company’s Series H Redeemable Preferred Stock and related warrants undertaken to provide funds for the acquisition, and payment of $436,000 in dividends on preferred stock. The net cash flows used for investing activities included $147,000 for capital expenditures. The net cash flows provided by operating activities during the year ended December 31, 2005 included $85,000 provided from changes in working capital and $108,000 provided from operations. The Company’s cash balance may decline over 2006 due to the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors.

On the Consolidated Balance Sheet as of December 31, 2005, the current portion of accrued dividends on preferred stock of $2,883,000 represents accrued dividends scheduled for payment within one year of December 31, 2005 on the Company’s Series C, D, F, G and H preferred stock. The substantial majority relates to Series C preferred stock, for which dividends have accrued without payment since 1996. These dividends are currently scheduled for payment within ten days of June 30, 2006, but the Company anticipates payment will be deferred. The accrued acquisition consideration balance on the Consolidated Balance Sheet as of December 31, 2005 represents an estimate of contingent purchase consideration related to the Company’s 2004 and 2005 acquisitions. Management believes it is highly likely that the liabilities will be paid during 2006. The Company’s material obligations may result in significant cash payments in 2006 and beyond. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

Acquisition of CodeLab Technology Group

One of the most significant events for the Company occurring in 2005 was the acquisition of CodeLab. On July 26, 2005 (the “Closing Date”), the Company acquired all of the outstanding equity interests of CodeLab, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, the shareholders of CodeLab and certain holders of options to purchase CodeLab’s capital stock. CodeLab, an information technology services company based in Wakefield, Massachusetts, develops mission critical applications for financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes for the financial services sector. See Liquidity and Capital Resources below and Note 7 – Acquisitions in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data below in this Report on Form 10-K for information regarding purchase consideration, contingent purchase consideration and the purchase price allocation.

On the Closing Date, contemporaneously with the execution of the Purchase Agreement, the Company sold 250 shares of its newly created Series H Redeemable Preferred Stock, having a par value of $.01 per share and a liquidation value of $10,000 per share, and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, for an aggregate purchase price of $2,500,000 in cash to three shareholders of the Company. See Liquidity and Capital Resources below and Notes 3 – Preferred Stock and 4 – Warrants for Common Stock in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data below in this Report on Form 10-K for additional information concerning the Series H preferred stock and related warrants.

For additional information regarding the Company’s acquisition of CodeLab and issuance of Series H preferred stock, see the Company’s Current Report on Form 8-K filed on July 28, 2005 and the amendment to that Report on Form 8-K/A filed on October 11, 2005, which included financial statements for CodeLab and pro forma financial information related to the Company’s acquisition.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Interactive Media and Systems Integration projects are frequently part of related arrangements, including services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying Interactive Media and Systems Integration projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 50%, 30% and 14% of the Company’s total revenue for the annual periods ended December 31, 2003, 2004 and 2005, respectively.

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

The Company’s practice areas also perform consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 4% of the Company’s total revenue for each of the annual periods ended December 31, 2003 and 2004 and 3% of the Company’s total revenue for the annual period ended December 31, 2005.

Usage of the revenue recognition methods described above can result in acceleration of, or delay in, recognition of revenue if management’s estimates of certain critical factors, such as expected total project labor, are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status and consideration of past performance on similar projects mitigate the potential for inappropriate revenue recognition since the reviews result in each update of revenue recognition being based on both the latest available information and the Company’s project experience. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue recognition for these projects may also impact the carrying value, if any, of unbilled services, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins and deferred revenue on the Company’s Consolidated Balance Sheets.

Goodwill and Other Intangible Assets. As of December 31, 2005, the Company’s intangible assets included goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of December 31, 2005, recognized balances for the customer lists, non-competition agreements and goodwill were $1,477,000, $119,000 and $3,148,000, respectively, net of amortization.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists and non-competition agreements, are amortized over their useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. The Company performs annual testing as of December 31. Key risk factors are monitored on an ongoing basis, and interim testing for potential impairment of goodwill or intangible assets is performed if indicators of potential impairment arise.

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts and notes receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities, deferred revenue, income taxes payable and deferred tax liabilities. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California, Pittsburgh and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors regarding goodwill are the industry valuation multiples and the financial results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual test performed as of December 31, 2005, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units and industry information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors regarding the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists.

During the first half of 2005, the actual proportion of Technology Infrastructure, Collaborative Solutions and Other Services cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania exceeded the estimate. However, a decline was noted in the second half of 2005 that became more pronounced in the fourth quarter. The annual test for impairment indicated that undiscounted projected cash flows attributed to the customer list were less than the recorded value of the customer list. The Company recorded a loss of $484,000 as of December 31, 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows. Due to the decline in the proportion, the Company’s December 31, 2005 estimate indicates that cash flows attributable to this list should only be expected through 2009, four years earlier than the end of the previously estimated useful life. During 2006, the Company will prospectively change its useful life assumption so that the remaining net recorded value is amortized over the period through 2009. As of December 31, 2005, no impairment was indicated in the annual tests of the customer lists associated with the acquisitions of Computer Resources and CodeLab.

As of the end of the third quarter of 2005, management determined that a variance between the expected cash flow from customers on the list acquired from Jimary Business Systems and the actual cash flow derived from the customers was likely to result in a continued shortfall. Management considered this to be an indicator of potential impairment and prepared a new estimate of expected cash flows attributed to the customer list. The undiscounted projected cash flows attributed to the Jimary Business Systems customer list were less than the recorded value of the customer list. The Company recorded a loss of $146,000 in the third quarter of 2005 to reflect the impairment of this customer list and to adjust the recognized value of the list to the estimated level of discounted cash flows attributable to the customer list. No further impairment was indicated in the annual test as of December 31, 2005.

The Company also utilizes cash flow models to estimate the fair value of the non-competition agreements. The models project the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Management utilizes industry information concerning expected growth in the information technology services industry and future projections for the operations of the applicable reporting units to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the information technology services industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreements. There was no impairment indicated in the testing of the non-competition agreements performed as of December 31, 2005.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. Interactive Media and Systems Integration revenue experienced significant period-to-period declines when comparing the years ended December 31, 2004 and 2005 due to declines in the number of large projects involving implementation of interactive television systems on cruise ships. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising primarily from net operating loss carryforwards include projections for future Interactive Media and Systems Integration operations based solely on projects included in committed backlog or considered highly likely to be undertaken.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2005, the Company realized a small benefit from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of December 31, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $16,000 as of December 31, 2005, arising primarily from intangible asset differences, including tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of December 31, 2005 includes an estimated liability for accrued acquisition consideration of $986,000, including $966,000 and $20,000, respectively, related to the acquisitions of CodeLab in 2005 and Computer Resources in 2004.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provides for annual payments of contingent consideration to be paid for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods. After monitoring CodeLab’s operations for several months following the acquisition, management reviewed the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections and information included in an independent professional appraisal of CodeLab’s intangible assets to assess the likelihood of contingent consideration becoming due and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration will become due to the former holders of equity interests in CodeLab at the end of the first annual period. Management’s estimate of the contingent consideration expected to become due for the annual period ending July 31, 2006 is $1,031,000. It is anticipated that $112,000 of the estimated contingent consideration will be recorded as expense. A total of $47,000 of expense was recorded for the year ended December 31, 2005 and the remaining $65,000 is expected to be recorded as expense in 2006. The remainder of the estimated contingent consideration for the first annual period, $919,000, was regarded as additional purchase price and has been recorded as goodwill as of December 31, 2005. Management will monitor the results of CodeLab’s operations during the remainder of the first annual period and during each of the succeeding annual periods and will record additional liabilities when estimates can be reasonably determined and exceed any previously recorded liability, and management believes payment of the contingent consideration is highly likely.

The Asset Purchase Agreement related to the acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects with customers included on the acquired customer list. The Asset Purchase Agreement includes certain dates in 2005 and 2006 after which there will no longer be an obligation for purchase consideration related to newly contracted projects and product sales. As of December 31, 2005, accrued acquisition consideration of $20,000 is reflected on the Company’s Consolidated Balance Sheet for an estimate of additional purchase consideration regarded as highly likely to be paid in 2006, pursuant to management’s review of the terms of the Asset Purchase Agreement, certain agreements with customers and budgetary projections.

Reclassifications. The Consolidated Statement of Operations for the year ended December 31, 2003 reflects reclassifications to the statement as originally reported to conform the prior period information to the current presentation of the statement. The reclassifications did not impact the Company’s results of operations or earnings per share during this period. On the Consolidated Statement of Operations, amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other services revenue, while the associated costs are reflected as other services cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassifications, aggregate revenue and cost of sales have been increased by $111,000 for the year ended December 31, 2003. There is no change to aggregate gross profit for the period.

Certain Related Party Transactions

During the years ended December 31, 2003, 2004 and 2005, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was $136,000 during each of the annual periods ended December 31, 2003, 2004 and 2005. This represented 2% of selling, general and administrative expenses during each of these periods. The Company rents its Pittsburgh office space on a month-to-month basis. The Company expects this arrangement will continue until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely enter into a long-term lease for its present space, move to other space within the same building or, if such space is not available, space in another building. Management believes the current arrangement is beneficial to the Company as it avoided a long-term lease commitment.

The Company engaged in a transaction with related parties on July 26, 2005 when it issued and sold shares of its Series H Redeemable Preferred Stock and related warrants. See below under the caption Liquidity and Capital Resources for more information about the issuance and sale of the Series H preferred stock and related warrants to related parties. The Company believes that the price for which it sold such securities was comparable to that for which it would have sold such securities to non-related parties.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Year Ended December 31, 2004	Year Ended December 31, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$3,658	$3,576	(2)%
Collaborative Solutions	2,590	5,124	98%
Business Process	434	1,360	213%
Interactive Media	1,608	1,100	(32)%
Systems Integration	2,846	1,089	(62)%
Information System Product Sales	576	1,048	82%
Other Services	854	1,006	18%

Consolidated Revenue	$12,566	$14,303	14%

Management attributes the decline of $82,000 in Technology Infrastructure revenue comparing the years ended December 31, 2004 and 2005 primarily to an easing of demand following a peak period. Management believes 2004 benefited from unusually high demand for Technology Infrastructure services due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns following several years of low demand resulting from a significant curtailment in technology-based spending due to domestic economic conditions. Management believes the stable period-to-period revenue levels for Technology Infrastructure from 2004 to 2005 reflects favorably on the Company’s ability to maintain demand as 2005 revenue did not benefit from pent-up demand from prior periods. Management also believes that certain trends in technology have helped to mitigate the normal decline in demand following a period of unusually high activity, including a business transition toward service-oriented technology architecture utilizing software delivered as a web-hosted, on-demand service, continuing business information security concerns over intrusion threats, and demand for data storage solutions that meet increasing compliance requirements. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $2,534,000 in revenue for the Collaborative Solutions Practice Area was realized for the year ended December 31, 2005 as compared to the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for solutions based on Microsoft SharePoint technology and custom application development utilizing Microsoft’s .NET framework and the Company’s July 2005 acquisition of CodeLab. The majority of the revenue recognized by CodeLab since the acquisition for application development, support, maintenance and other services with respect to software applications has been Collaborative Solutions revenue. Management also believes certain broad trends in technology are favorable to long-term growth for Collaborative Solutions services, including expected continuing growth of Internet-based commerce and web-hosted software applications, and increasing demand for customized applications utilizing and supporting emerging technologies, such as wireless broadband technology, voice-over Internet protocol telephony and converged networks. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the substantial period-to-period increase in Business Process revenue of $926,000, comparing the year ended December 31, 2005 with the year ended December 31, 2004, to the November 2004 acquisitions of Computer Resources and Jimary Business Systems, increased marketing efforts and expansion of dedicated staff during 2004 and 2005. However, no assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period or that the Company will achieve successful long-term integration of the recently acquired businesses with the pre-existing Business Process operations.

The majority of Interactive Media consulting revenue realized in both 2004 and 2005 related to technical architecture design, configuration services and post-installation technical support for interactive television systems installed on cruise ships. The period-to-period decrease in revenue of $508,000, comparing the year ended December 31, 2005 to the prior year, resulted from fewer new-build commitments in 2005 than in 2004 among the Company’s existing customers. There was only one major shipboard interactive television system generating significant Interactive Media activity during 2005, as compared to four major projects in 2004. The period-to-period decline in revenue was mitigated somewhat by the 2005 recognition of the remaining consulting revenue under two fixed-price arrangements, for which most of the revenue had been recognized in 2004, upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components. The Company expects improvement in Interactive Media revenue will be realized in 2006 based on orders for two systems received in the second half of 2005 and one in the first quarter of 2006.

Under arrangements with the Company’s cruise line customers related to the Interactive Media consulting services described above, the Company also recognized Systems Integration revenue for the implementation of specialized interactive television platforms aboard cruise ships, including computer software, hardware, and television-related equipment. During 2005, Systems Integration revenue reflected the peak period of implementation activity for only one interactive television system project, the Carnival Liberty. During 2004, Systems Integration revenue reflected the peak period of implementation activity for four interactive television system implementations, the Carnival Miracle, Carnival Valor, Costa Magica and Royal Caribbean Jewel of the Seas. This variation in peak project activity is the primary cause of the period-to-period decline in Systems Integration revenue of $1,757,000. The level of cruise industry new-build commitments was low during 2004 and 2005, which was the apparent bottom of a construction cycle for new ships. In July 2005, October 2005 and February 2006, respectively, the Company received orders for interactive systems for the Royal Caribbean Freedom of the Seas, Celebrity Century and Costa Concordia. In addition to pursuing opportunities related to new ships, management is actively marketing interactive television systems for ships currently in service, is seeking to engage additional cruise industry customers and is pursuing opportunities in other markets. The new interactive television system for the Celebrity Century replaces one installed by the Company in 1995, marking the first occasion where the Company will replace a system it previously installed. There can be no assurance that the Company will receive orders for additional systems beyond those already received.

The $472,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing 2004 and 2005, was primarily attributable to an increase in sales of Microsoft Dynamics software and related products resulting from the growth in Business Process consulting services. Revenue for the Other Services segment increased $152,000, comparing 2004 and 2005, resulting from an increase in referral commissions and the inclusion during 2005 of $69,000 of CodeLab revenue for a separately priced support agreement, related to a 2004 technology sale, that is being recognized ratably over the eighteen-month term of the agreement. The majority of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the annual periods ended December 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Year Ended December 31, 2004	Year Ended December 31, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,650	$1,593	(3)%
Collaborative Solutions	1,231	2,185	77%
Business Process	207	577	178%
Interactive Media	519	131	(75)%
Systems Integration	1,364	549	(60)%
Information System Product Sales	425	787	85%
Other Services	632	605	(4)%

Consolidated Cost of Sales	$6,028	$6,427	7%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area, comparing the year ended December 31, 2005 to the year ended December 31, 2004, corresponds with the change in revenue and results from the modest decrease in the level of services provided. The percentage decrease in cost of sales is greater than the change in revenue, indicating a decrease in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area is also consistent with the change in revenue and is attributable to growth in demand for services, as discussed above, and the acquisition of CodeLab. The change is smaller in percentage terms, also indicating a decrease in the proportion of the average hourly cost of Collaborative Solutions consultant labor to average hourly fees. The significant period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services following the Computer Resources and Jimary Business Systems acquisitions and also results from the Company’s increase in sales and marketing efforts and expansion of technical resources. The increase in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating period-to-period improvement in the proportion of labor costs to revenue.

The decrease in Interactive Media cost of sales, comparing the year ended December 31, 2005 with the year ended December 31, 2004, significantly exceeds the corresponding period-to-period decrease in revenue on a percentage basis. Management primarily attributes the result to customer acceptance during 2005 of two fixed-price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision to not utilize certain alternate system components resulted in project completion at a reduced labor budget. A secondary factor was a change in the mix of the types of project activity. Higher activity levels on projects utilizing development and technical support resources, which are higher-cost, occurred during 2004. The period-to-period decrease in Systems Integration cost of sales is consistent with the corresponding decrease in revenue. During the year ended December 31, 2005, Systems Integration cost of sales reflected the peak period of implementation activity for only one shipboard interactive television system, as compared to the peak period of activity for four systems during the year ended December 31, 2004.

The significant increase in cost of sales for the Information System Product Sales segment, comparing 2004 and 2005, resulted from significant growth in sales of Microsoft Dynamics software and related products resulting from the same factors that contributed to the period-to-period increase in Business Process revenue. A slight period-to-period decrease in Other Services cost of sales occurred despite an increase in revenue. The factors contributing to the increase in revenue, increased referral commissions and CodeLab’s support agreement revenue, did not have corresponding cost of sales.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Year Ended December 31, 2004	Year Ended December 31, 2005	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$2,008	$1,983	(1)%
Collaborative Solutions	1,359	2,939	116%
Business Process	227	783	245%
Interactive Media	1,089	969	(11)%
Systems Integration	1,482	540	(64)%
Information System Product Sales	151	261	73%
Other Services	222	401	81%

Consolidated Gross Profit	$6,538	$7,876	20%

The period-to-period decrease in gross profit for the Technology Infrastructure Practice Area, comparing the year ended December 31, 2005 to the year ended December 31, 2004, corresponds with the change in revenue and results from the decrease in the level of services provided. A slight period-to-period improvement in the ratio of fees to labor cost was realized. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $1,580,000. Management believes the change is attributable to strong demand for solutions based on Microsoft SharePoint technology and custom application development utilizing the .NET framework, demand resulting from other technology trends as discussed above, the acquisition of CodeLab and period-to-period improvement in the ratio of average hourly fees to average hourly labor cost. The substantial growth in gross profit for the Business Process Practice Area of $556,000, comparing 2005 to 2004, resulted from the acquisitions of Computer Resources and Jimary Business Systems late in 2004, an increase in sales resources and the expansion of dedicated staff during 2004 and 2005.

Gross profit from Interactive Media services decreased by $120,000, when comparing the years ended December 31, 2004 and 2005. In percentage terms, the decrease in gross profit was less significant than the corresponding period-to-period decrease in revenue. As discussed above, management attributes the result to customer acceptance during 2005 of two fixed-price projects, which resulted in recognition of the remaining project revenue without significant additional cost of sales, and a change in the mix of the types of project activity, with more extensive use of lower-cost resources on project activity during 2005.

The period-to-period decrease in Systems Integration gross profit of $942,000, when comparing the year ended December 31, 2005 to the prior year, is consistent with the corresponding decrease in revenue. During 2005, Systems Integration gross profit reflected the peak period of implementation activity for only one shipboard interactive television system, as compared to the peak period of activity for four systems during 2004.

The significant increase in gross profit for the Information System Product Sales segment of $110,000 resulted from significant period-to-period growth in sales of Microsoft Dynamics software and related products following the November 2004 acquisitions of Jimary Business Systems and Computer Resources, two businesses specializing in Microsoft Dynamics technology. Other Services gross profit increased by $179,000, when comparing 2004 and 2005, as a result of the inclusion of CodeLab’s gross profit on a support agreement and a higher level of referral commissions recognized during 2005.

Selling, General & Administrative Expenses

The Company recorded $8,841,000 in selling, general and administrative expenses during the year ended December 31, 2005, including $359,000 for depreciation and amortization, $631,000 for losses from impairment or disposal of assets and $7,851,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $6,219,000 during the year ended December 31, 2004, including $201,000 for depreciation and amortization, $186,000 for losses from impairment or disposal of assets and $5,832,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $2,622,000, or 42%.

The period-to-period increase in other selling, general and administrative expenses was $2,019,000, or 35%. The most significant factors in the increase are labor-related. These include a period-to-period increase in the Company’s workforce, primarily for consultants for the Collaborative Solutions and Business Process Practice Areas, as a result of growth in demand for the Company’s services and acquisitions, and for sales and marketing personnel. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce, as in 2005. The level of non-billable time for the Interactive Media technical staff was unusually high in 2005 due to low demand for services for the reasons discussed above. Management believes it was in the Company’s long-term interest to retain the majority of the Interactive Media technical staff, despite the low demand for services in 2005, because the staff has a high level of expertise in a specialized area of technology and because management expects demand will increase in 2006 based on orders received to date and as a result of a greater number of newly built ships among the Company’s customers entering service in 2006. Significant period-to-period expense increases were also incurred for travel, entertainment and communications costs. A significant contributing factor to these increases was the addition of expenses related to CodeLab’s operations beginning in July 2005. The Company also recorded $90,000 in research and development expense during 2005 centered on application development and platform refinements for thick-client interactive television solutions. No comparable research and development expenses were incurred in 2004.

Depreciation and amortization were $359,000 for the year ended December 31, 2005, as compared to $201,000 for the year ended December 31, 2004. The increase of $158,000, or 79%, in 2005 is primarily due to amortization expense related to the customer lists and non-competition agreements recorded in connection with the November 2004 acquisitions of Jimary Business Systems and Computer Resources and the July 2005 acquisition of CodeLab.

The Company recorded losses of $630,000 during the year ended December 31, 2005 to reflect the impairment of customer lists associated with the Jimary Business Systems and Allin Consulting-Pennsylvania acquisitions. In both instances, management determined that variances between the expected and actual proportions of business derived from customers on the acquired lists were likely to result in continued shortfalls. During 2005, the Company also recognized a loss of $1,000 related to disposal of equipment. A loss of $191,000 was recorded in the year ended December 31, 2004 for impairment of the customer list associated with Allin Consulting-Pennsylvania, primarily due to a downward revision, as of the end of 2004, in long-term growth rates expected for information technology services. See Goodwill and Other Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the impairment losses. A gain of $6,000 on disposal of equipment was recorded during the year ended December 31, 2004.

Net (Loss) Income

The Company recorded a net loss of $954,000 for the year ended December 31, 2005, as compared to net income of $284,000 for the year ended December 31, 2004. The $1,238,000 period-to-period decrease in profitability is attributable to the $2,622,000 increase in selling, general and administrative expenses, which was partially offset by the $1,338,000 increase in gross profit. The factors resulting in the changes in selling, general and administrative expenses and gross profit are discussed above.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Year Ended December 31, 2003	Year Ended December 31, 2004	Period-to-Period % Change
Technology Infrastructure	$1,730	$3,658	111%
Collaborative Solutions	2,647	2,590	(2)%
Business Process	10	434	4,240%
Interactive Media	2,640	1,608	(39)%
Systems Integration	4,829	2,846	(41)%
Information System Product Sales	312	576	85%
Other Services	879	854	(3)%

Consolidated Revenue	$13,047	$12,566	(4)%

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

In December 2003, the Company commenced the operations of its Business Process Practice Area following the acquisition of the operating assets of Information Designs, a business specializing in services based on Microsoft Dynamics software. The Business Process Practice Area built on this initial base of operations throughout 2004 through increased marketing efforts and expansion of dedicated staff. In November 2004, the Company acquired two complementary businesses with a Microsoft Dynamics focus, substantially increasing the breadth of technical expertise and marketing capabilities for the Business Process operations. Revenue associated with the acquired operations is included in 2004 Business Process revenue for two months or less, from effective date of the Computer Resources acquisition and the date of the Jimary Business Systems acquisition through December 31, 2004. The substantial period-to-period increase in Business Process revenue comparing 2004 with 2003 is attributable to operations being active for the full year during 2004 as compared to less than a month of 2003 and to the acquisitions of Computer Resources and Jimary Business Systems late in 2004.

The majority of Interactive Media and Systems Integration revenue in both 2003 and 2004 was realized from related consulting and systems integration arrangements that included services for applications development, technical architecture design, configuration and implementation of interactive television systems aboard cruise ships, computer hardware and equipment, software, and post-contract support. During 2003 and 2004, respectively, seven and four interactive television system implementation projects were substantially completed. Consequently, revenue realized from the Interactive Media and Systems Integration segments for 2004 represented significant declines of 46% and 39%, respectively, from 2003 levels, negatively impacting the Company’s overall profitability.

Revenue for the Information System Product Sales segment increased 85%, comparing 2004 to 2003. The most significant factor contributing to the 2004 increase in revenue was the Company’s sales of Microsoft Dynamics software products in association with Business Process consulting services. In 2003, the Company did not sell products of this type until the final month of the year. Revenue for the Other Services segment represented 7% of consolidated revenue in both 2003 and 2004 and experienced little variation. The majority of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the years ended December 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Year Ended December 31, 2003	Year Ended December 31, 2004	Period-to-Period % Change
Technology Infrastructure	$815	$1,650	102%
Collaborative Solutions	1,331	1,231	(8)%
Business Process	4	207	5,075%
Interactive Media	618	519	(16)%
Systems Integration	2,394	1,364	(43)%
Information System Product Sales	169	425	151%
Other Services	643	632	(2)%

Consolidated Cost of Sales	$5,974	$6,028	1%

The period-to-period increase in cost of sales for the Technology Infrastructure Practice Area corresponds with the change in revenue, comparing 2004 to 2003, and results from the substantial increase in the level of services provided. In terms of percentage of revenue, the increase in cost of sales was lower in 2004, indicating overall improvement in the relationship between average hourly fees and the average hourly cost of labor for consultants. Cost of sales for the Collaborative Solutions Practice Area follows a similar pattern, with the period-to-period decrease in cost of sales exceeding the decrease in revenue in percentage terms, indicating overall improvement in the fee to cost relationship for consultants. This represents the reversal of a trend experienced from 2001 to 2003 when the downturn in technology-based spending in the domestic economy exerted significant downward pressure on pricing that exceeded the change in the associated labor cost. The substantial period-to-period growth in Business Process cost of sales comparing 2004 to 2003 is attributable to operations commencing for the practice area late in 2003 and continuing during the full year 2004 and the acquisitions of Computer Resources and Jimary Business Systems late in 2004.

The decrease in Interactive Media consulting cost of sales, comparing the year ended December 31, 2004 with the year ended December 31, 2003, is attributable to both a corresponding period-to-period decrease in revenue and a proportional change in the types of labor utilized on projects. Labor costs incurred in 2004 included a higher proportion associated with application development than in 2003. The cost of application development labor is relatively high compared to other Interactive Media resources and accordingly, cost of sales declined less in percentage terms than revenue.

The period-to-period decrease in Systems Integration cost of sales is primarily attributable to the corresponding decrease in revenue, but was also impacted by equipment cost savings resulting from the Company’s ongoing efforts to control project associated costs.

Information System Product Sales cost of sales represented a significantly higher percentage of the related revenue during the year ended December 31, 2004 than in the year ended December 31, 2003. Information System Product Sales during 2003 included a larger proportion of salvaged interactive televisions equipment as opposed to newly purchased product than in 2004. Consequently cost of sales was significantly lower as a percentage of revenue. The period-to-period increase in Other Services cost of sales is consistent with the change in revenue.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2003 and 2004 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Year Ended December 31, 2003	Year Ended December 31, 2004	Period-to-Period % Change
Technology Infrastructure	$915	$2,008	119%
Collaborative Solutions	1,316	1,359	3%
Business Process	6	227	3,683%
Interactive Media	2,022	1,089	(46)%
Systems Integration	2,435	1,482	(39)%
Information System Product Sales	143	151	6%
Other Services	236	222	(6)%

Consolidated Gross Profit	$7,073	$6,538	(8)%

The period-to-period increase in gross profit for the Technology Infrastructure Practice Area, comparing the year ended December 31, 2004 to the year ended December 31, 2003, exceeded the related increase in revenue in percentage terms. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of 3% despite a corresponding decrease in revenue. As discussed above, improvement was realized in the relationship between average hourly fees and the average hourly cost of labor for the Company’s consultants for these practice areas. The substantial growth in gross profit for the Business Process Practice Area, comparing 2004 to 2003, resulted from operations being conducted for the full year in 2004 and the acquisitions of Computer Resources and Jimary Business Systems late in 2004. The period-to-period improvement in gross profit for Technology Infrastructure, Collaborative Solutions and Business Process of $1,357,000 offset a significant portion of the period-to-period decline in gross profit of $1,886,000 from the Interactive Media and Systems Integration segments.

The period-to-period decreases in Interactive Media gross profit of 46% and Systems Integration gross profit of 39% were related to a decline in new-build ship commitments in 2004 among the Company’s customers. As discussed above, there was a significantly reduced level of project activity in 2004 as compared to 2003. The decline in Interactive Media gross profit was also impacted by the utilization of a higher proportion of high labor cost consultants in 2004 than in 2003.

Information System Product Sales gross profit increased only slightly from 2003 to 2004 despite a significant increase in revenue. Sales of salvaged interactive television system products with a very low inventory value represented a significantly higher proportion of overall sales in 2003 than in 2004, due to the substantial growth in sales of Microsoft Dynamics software in 2004. Consequently, gross profit for 2003 was higher as a percentage of revenue.

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

A $27,000 loss due to impairment of goodwill associated with the 1998 acquisition of Allin Consulting-Pennsylvania was recorded during 2003. Losses of $349,000 and $191,000 were recorded in the years ended December 31, 2003 and 2004, respectively, for impairment of the customer list associated with this acquisition. See Note 8 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the impairment losses. A gain of $5,000 was also recorded in 2004 related to disposal of equipment.

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

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company had no off-balance sheet arrangements with current effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash and liquid cash equivalents of $1,531,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2004 was a decrease of $1,560,000. The Company repaid an outstanding note in the principal amount of $1,000,000 related to the November 1996 acquisition of Allin Consulting-California at maturity on April 15, 2005, along with accrued interest of $79,000. The repayment of the note balance and accrued interest was the most significant factor affecting the Company’s cash position during 2005. The acquisition of CodeLab involved a significant cash component in the purchase consideration, but the issuance of Series H preferred stock and related warrants provided cash for the acquisition consideration and a portion of the related professional services costs.

Net cash flows provided by operating activities were $193,000. The Company recognized a net loss for the year ended December 31, 2005 of $954,000. The Company recorded non-cash expenses of $990,000 for depreciation of property and equipment, amortization of intangible assets and loss due to impairment of customer lists, resulting in net cash provided of $36,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in a net cash provision of $157,000 for the year ended December 31, 2005. Major working capital adjustments resulting in cash provided included decreases of $283,000 in accounts receivable and $81,000 in unbilled services and increases of $90,000 in accounts payable and $136,000 in billings in excess of costs and estimated gross margins. Major working capital adjustments resulting in cash used included increases of $51,000 in software development costs and decreases of $195,000 in other accrued liabilities and $102,000 in deferred revenue. Investing activities resulted in a net cash use of $2,820,000 for the year ended December 31, 2005, including $2,673,000 for acquisition of businesses, primarily for CodeLab, and $147,000 for capital expenditures for computer hardware for the Company’s increased workforce and periodic upgrading of technology and for improvements to the Company’s communications systems and leased offices. Financing activities resulted in cash provided of $1,067,000 for the year ended December 31, 2005. Proceeds of $2,500,000 were received from the Company’s issuance of 250 shares of Series H preferred stock and related warrants. Financing activities also included the $1,000,000 note repayment and the payment of preferred stock dividends of $436,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the seven succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2006. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 2005, maximum borrowing availability under the S&T Loan Agreement was $1,464,000. There was no outstanding balance under the S&T Loan Agreement as of December 31, 2005. However, there have been borrowings subsequent to that date. As of March 14, 2006, a balance of $150,000 was outstanding.

Borrowings may be made under the S&T Loan Agreement for general working capital purposes. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During 2005, the interest rate under the S&T Loan Agreement ranged from a low of 6.25% to a high of 8.25%, which was in effect as of December 31, 2005. In January 2006, the interest rate increased to 8.50%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of less than $1,000 related to this revolving credit loan during 2005 as the Company had borrowings outstanding for only a short portion of the year. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. S&T Bank granted the Company waivers of compliance with the cash flow covenant for the fiscal quarters ended March 31 and December 31, 2005, which the Company would not have otherwise met. The Company was in compliance with the cash flow covenant for the fiscal quarters ended June 30 and September 30, 2005. The Company was in compliance with all other covenants as of December 31, 2005 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of December 31, 2005, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2006. Accrued but unpaid dividends on the Series C preferred stock were $2,757,000 as of December 31, 2005 and $2,857,000 as of March 28, 2006. Payment of accrued dividends on Series C preferred stock is scheduled to occur within ten days of June 30, 2006. However, the Company’s management must determine the advisability of meeting the scheduled payment or deferring payment. Management expects that payment will be deferred. Payment in accordance with the schedule or thereafter is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Accrued dividends on Series C preferred stock are expected to be $2,967,000 as of June 30, 2006. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, future dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and will be payable quarterly, subject to legally available funds.

As of December 31, 2005, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of December 31, 2005 and $25,000 as of March 28, 2006.

As of December 31, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of December 31, 2005 and $52,000 as of March 28, 2006.

As of December 31, 2005, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2005, the Company estimates the amount of the liquidation premium as $2,250,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium is considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Series G preferred stock earned cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum through December 29, 2005. The dividend rate increased thereafter to 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $31,000 as of December 31, 2005 and $43,000 as of March 28, 2006. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

On July 26, 2005, the Company sold 250 shares of Series H Redeemable Preferred Stock, having a par value of $.01 per share and a liquidation value of $10,000 per share, and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock, for an aggregate purchase price of $2,500,000 in cash to three accredited investors, Henry Posner, Jr., Rosetta Capital Partners L.P. and Churchill Group, LLC (the “Series H Preferred Stockholders”), pursuant to separate Subscription Agreements (the “Subscription Agreements”). Henry Posner, Jr. is deemed to be a beneficial holder of greater than five percent of the Company’s common stock. Churchill Group LLC is an entity in which William C. Kavan, a non-employee director of the Company and a beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest. Rosetta Capital Partners L.P. is an entity in which Thomas D. Wright, who is deemed to be a beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest. Each of Messrs. Posner, Kavan and Wright hold shares of one or more of the Company’s other series of preferred stock. The Company used the proceeds from the sale of the Series H preferred stock and the warrants in connection with its acquisition of all of the equity interests of CodeLab.

As of December 31, 2005, the Company had outstanding 250 shares of Series H preferred stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each October 31, January 31, April 30 and July 31, subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of December 31, 2005 and $46,000 as of March 28, 2006.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and the Company defers the scheduled 2006 payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for 2006 for Series D, F, G and H preferred stock are $700,000. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

Warrants to purchase an aggregate of 857,138 shares of common stock, which had an exercise price of $1.75 per share, expired on December 29, 2005 without any of the warrants having been exercised during the five-year period they were outstanding.

In connection with the Company’s July 26, 2005 sale of Series H preferred stock, the purchasers of Series H preferred stock also received warrants to purchase an aggregate of 2,500,000 shares of common stock which have an exercise price of $1.00 per share. The number of shares for which the Series H warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a dilutive issuance as described in the Form of Common Stock Warrant. The exercise price may be paid in cash or by delivery of a like value, including liquidation value and any accrued but unpaid dividends, of Series C, D, F or G preferred stock. The warrants will expire July 26, 2020, unless exercised earlier.

The Purchase Agreement for the July 2005 acquisition of CodeLab provides for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments in all cash. The annual contingent payments due, if any, for the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods and shall be made by the Company not later than 120 days following the end of such annual period. The Company’s estimate of contingent consideration expected to become due for the annual period ending July 31, 2006 is $1,031,000. It is anticipated that $112,000 of the estimated contingent consideration will be recorded as expense. A total of $47,000 of expense is included in Selling, general and administrative expenses for the year ended December 31, 2005 and the remaining $67,000 is expected to be recorded as expense in 2006. The remainder of the estimated contingent consideration for the first annual period, $919,000, is regarded as additional purchase price and has been recorded as goodwill as of December 31, 2005. The estimated contingent consideration of $966,000 recorded during 2005 is reflected on the Consolidated Balance Sheet as of December 31, 2005 as accrued acquisition consideration. Management will monitor the results of CodeLab’s operations during the remainder of the first annual period and during each of the succeeding annual periods. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and compensation will be determined when such estimates are recorded.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. No contingent consideration was due for the first annual period. Management does not believe the elapsed portion of the annual period ending November 30, 2006 has been long enough to reasonably estimate the amount of any contingent consideration that may become due for the period. Management will monitor the results of operations during the remainder of the second annual period and during the third annual period. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and management believes payment is highly likely for a given period. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of each such annual period.

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources. Purchase consideration paid during 2005 was $19,000. An estimate for contingent purchase consideration expected to be paid during 2006 was also recorded during 2005. A balance of $20,000 is included in accrued acquisition consideration on the Company’s Consolidated Balance Sheet as of December 31, 2005 for estimated future payments of purchase consideration related to the acquisition of Computer Resources.

Capital expenditures during the year ended December 31, 2005 were $147,000 and included purchases of computer hardware for the Company’s increased workforce and periodic upgrading of technology, improvements to the Company’s communications systems and for leasehold improvements to the Company’s Ft. Lauderdale and Wakefield, Massachusetts offices. Management forecasts that capital expenditures during 2006 will not exceed $350,000. Management expects that capital expenditures during this period will be for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during 2006 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

The Company’s cash balances may be diminished over 2006 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, the anticipated payment of $1,051,000 of additional purchase consideration related to the acquisitions of CodeLab and Computer Resources, additional acquisitions of businesses and other factors. The number of major Interactive Media consulting projects and Systems Integration projects currently committed for 2006 remains low, which may negatively impact the Company’s cash balances if the Company is unsuccessful in obtaining additional projects to be performed during 2006. Despite these factors, the

Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time-to-time seek opportunities to acquire businesses or assets that would complement existing operations or expand the geographic scope of the Company’s operations, such as the Company’s July 2005 acquisition of CodeLab. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company was unable to renew or replace the current credit facility after its expiration in September 2006. Such financing alternatives could include selling additional equity or debt securities, obtaining long- or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Aggregate Contractual Obligations

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2005.

Contractual Obligations (Dollars in thousands)	Total	Payments Due by Period
		2006	2007-8	2009-10	2011 and Beyond
Operating Lease Obligations (1)	1,190	350	494	247	99

Total Contractual Obligations	$1,190	$350	$494	$247	$99

(1)	Operating lease obligations include minimum future lease payments related to the Company’s office space in Pittsburgh, Pennsylvania, Ft. Lauderdale, Florida, Wakefield, Massachusetts and San Jose and Walnut Creek, California, as well as leased office equipment, primarily copiers and printers. See Note 11 – Lease Commitments in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the Company’s obligations under operating leases.

There are no future purchase commitments with any of the Company’s vendors as of December 31, 2005, including On Command or Microsoft.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB No.25”). SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. In April 2005, the deadline for adoption of SFAS No. 123R was revised such that the requirement is effective for the first annual period beginning after December 15, 2005. After adoption of SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company adopted SFAS No. 123R beginning January 1, 2006. The Company elected to use the prospective transition method, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the period of adoption of SFAS No. 123R. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”), which provided guidance for public companies regarding implementation of SFAS No. 123R. SAB No. 107 reiterated the SEC’s support for the objectives and requirements of SFAS No. 123R and provided guidance regarding the choice of valuation models, assumptions about expected volatility of stock prices and expected term of employee options, analysis of prior credits to capital from excess tax benefits, capitalization of compensation from share-based payment transactions, the applicability of SFAS No. 123R to options granted to non-employees, and classification of compensation. SAB No. 107 also precluded companies from accelerating vesting of stock options to periods prior to adoption. The Company adopted SAB No. 107 beginning January 1, 2006. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle for prior periods’ financial statements beginning with the earliest practicable period, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires adjustment of the opening balance of retained earnings for the earliest period for which the change is applied. SFAS No. 154 also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate is carried forward without change, as well as the guidance requiring justification of a change in accounting principle on the basis of preferability. Implementation of SFAS No. 154 is required for the first annual period beginning after December 15, 2005. The Company adopted SFAS No. 154 beginning January 1, 2006. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives requiring bifurcation, clarifies certain requirements of SFAS No. 133 regarding strips and amends SFAS No. 140 to eliminate certain prohibitions on qualifying special purpose entities. Implementation of SFAS No. 154 is required for the first annual period beginning after September 15, 2006. The Company plans to adopt SFAS No. 155 beginning January 1, 2007. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

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

Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2006. There was no variable rate debt outstanding as of December 31, 2005. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. The Company believes S&T Bank’s prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank.

During 2005, the interest rate under the S&T Loan Agreement ranged from a low of 6.25% to a high of 8.25%, which was in effect as of December 31, 2005. In January 2006, the interest rate under the S&T Loan Agreement increased to 8.50%. Since the Company had borrowings on its revolving credit loan outstanding for only a short period during 2005, there was no financial impact from the variation in interest rates. There have been borrowings on the revolving credit loan to date in 2006. As of March 14, 2006, a balance of $150,000 was outstanding. The Company has not to date incurred a material amount of interest related to the revolving credit loan and there has been no material financial impact from the variation in interest rates.

Accounts Receivable/Accounts Payable. Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances, respectively, at December 31, 2005.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,091	$1,531
Accounts receivable, net of allowance for doubtful accounts of $80 and $115	2,953	3,072
Unbilled services	20	211
Current portion of note receivable from employee	3	3
Inventory	62	72
Prepaid expenses	184	306
Costs and estimated gross margins in excess of billings	12	3
Deferred income tax asset	138	138

Total current assets	6,463	5,336

Property and equipment, at cost:
Leasehold improvements	460	467
Furniture and equipment	1,128	1,222

	1,588	1,689
Less—accumulated depreciation	(1,447)	(1,465)

	141	224

Other assets:
Non-current portion of note receivable from employee	9	6
Other assets	—	3
Software development costs	—	50
Goodwill, net of accumulated amortization of $3,742	996	3,148
Other intangible assets, net of accumulated amortization of $966 and $1,206	1,142	1,596

Total assets	$8,751	$10,363

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2004	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$750	$866
Current note payable	1,000	—
Accrued liabilities:
Compensation and payroll taxes	168	211
Current portion of dividends on preferred stock	76	2,883
Other	299	122
Customer deposits	152	109
Billings in excess of costs and estimated gross margins	369	505
Deferred revenue	148	361
Income taxes payable	—	41
Accrued acquisition consideration	—	986

Total current liabilities	2,962	6,084
Non-current portion of dividends on preferred stock	2,397	41
Deferred income tax liability	—	16

Total liabilities	5,359	6,141

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,067	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	—	1,910
Common stock, par value $.01 per share - authorized 20,000,000 shares, issued 6,967,339 shares and 7,467,339 shares	70	75
Additional paid-in-capital	39,466	39,150
Warrants	419	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(43,255)	(44,209)

Total shareholders’ equity	3,392	4,222

Total liabilities and shareholders’ equity	$8,751	$10,363

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Revenue:
Consulting services	$7,027	$8,290	$11,160
Systems integration	4,829	2,846	1,089
Information system product sales	312	576	1,048
Other services	879	854	1,006

Total revenue	13,047	12,566	14,303

Cost of sales:
Consulting services	2,768	3,607	4,486
Systems integration	2,394	1,364	549
Information system product sales	169	425	787
Other services	643	632	605

Total cost of sales	5,974	6,028	6,427

Gross profit:
Consulting services	4,259	4,683	6,674
Systems integration	2,435	1,482	540
Information system product sales	143	151	261
Other services	236	222	401

Total gross profit	7,073	6,538	7,876

Selling, general & administrative expenses:
Depreciation and amortization	268	201	359
Loss on impairment or disposal of assets	376	186	631
Other selling, general & administrative expenses	5,419	5,832	7,851

Total selling, general & administrative expenses	6,063	6,219	8,841

Income (loss) from operations	1,010	319	(965)

Interest income	(34)	(41)	(32)
Interest expense	74	77	26

Income (loss) before provision for income taxes	970	283	(959)

Provision for (benefit from) income taxes	190	(1)	(5)

Net income (loss)	780	284	(954)

Accretion and dividends on preferred stock	710	740	900

Net income (loss) attributable to common shareholders	$70	$(456)	$(1,854)

Earnings (loss) per common share - basic and diliuted	$0.01	$(0.07)	$(0.26)

Weighted average number of shares outstanding - basic	6,967,339	6,967,339	7,185,147

Weighted average number of shares outstanding - diluted	6,980,224	6,967,339	7,185,147

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$780	$284	$(954)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	268	201	359
Provision for deferred income taxes	134	—	—
Loss from impairment and disposal of assets	376	186	631
Changes in certain assets and liabilities:
Accounts receivable	2,652	(962)	283
Unbilled services	95	155	81
Inventory	(44)	6	(9)
Prepaid expenses	12	21	(22)
Costs and estimated gross margins in excess of billings	452	103	9
Software development costs	—	—	(51)
Other assets	—	—	(2)
Accounts payable	(1,579)	(295)	90
Accrued compensation and payroll taxes	24	(178)	(18)
Other accrued liabilities	(48)	60	(195)
Customer deposits	69	83	(43)
Billings in excess of costs and estimated gross margins	(39)	(229)	136
Deferred revenue	2	(13)	(102)

Net cash flows provided by (used for) operating activities	3,154	(578)	193

Cash flows from investing activities:
Proceeds from sale of assets	—	17	—
Capital expenditures	(99)	(116)	(147)
Acquisition of businesses (Note 7)	—	(459)	(2,673)

Net cash flows used for investing activities	(99)	(558)	(2,820)

Cash flows from financing activities:
Net (loans to) repayments from employees	(15)	3	3
Proceeds from issuance of preferred stock and warrants	—	—	2,500
Payment of note balance	—	—	(1,000)
Payment of dividends on preferred stock	(355)	(356)	(436)

Net cash flows (used for) provided by financing activities	(370)	(353)	1,067

Net change in cash and cash equivalents	2,685	(1,489)	(1,560)
Cash and cash equivalents, beginning of period	1,895	4,580	3,091

Cash and cash equivalents, end of period	$4,580	$3,091	$1,531

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Series C		Series D		Series F		Series G
	Redeemable		Convertible Redeemable		Convertible Redeemable		Convertible Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Balance	Shares	Balance	Shares	Balance	Shares	Balance
Balance, December 31, 2002	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,041
Expiration of warrants	—	—	—	—	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2003	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,054
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2004	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,067
Issuance of Series H redeemable preferred stock	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	—	—	—	—	—	—
Expiration of warrants	—	—	—	—	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	14
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2005	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,081

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Series H Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital		Treasury Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Balance	Shares	Par Value		Warrants	Shares	Cost
Balance, December 31, 2002	—	$—	6,967,339	$70	$40,318	$1,017	8,167	$(27)	$(44,319)	$3,752
Expiration of warrants	—	—	—	—	598	(598)	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	(697)	—	—	—	—	(697)

Net income	—	—	—	—	—	—	—	—	780	780

Balance, December 31, 2003	—	$—	6,967,339	$70	$40,206	$419	8,167	$(27)	$(43,539)	$3,835
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	(727)	—	—	—	—	(727)
Net income	—	—	—	—	—	—	—	—	284	284

Balance, December 31, 2004	—	$—	6,967,339	70	39,466	419	8,167	(27)	(43,255)	3,392
Issuance of Series H redeemable preferred stock	250	1,910	—	—	—	—	—	—	—	1,910
Issuance of warrants	—	—	—	—	—	590	—	—	—	590
Issuance of common stock in acquisition	—	—	500,000	5	165	—	—	—	—	170
Expiration of warrants	—	—	—	—	419	(419)	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	(14)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	(886)	—	—	—	—	(886)
Net loss	—	—	—	—	—	—	—	—	(954)	(954)

Balance, December 31, 2005	250	$1,910	7,467,339	$75	$39,150	$590	8,167	$(27)	$(44,209)	$4,222

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Allin Corporation (“the Company”), a Delaware corporation, functions as a holding company and wholly owns the subsidiaries noted below. The Company’s corporate headquarters are located in Pittsburgh, Pennsylvania.

Allin Corporation of California (“Allin Consulting-California”), a California corporation, provides technology consulting services that design, develop and deploy solutions based on technology from Microsoft Corporation (“Microsoft”). Operations are oriented around Technology Infrastructure and Collaborative Solutions Practice Areas. Allin Consulting-California provides services at various domestic locations, mostly in northern California near its two offices.

Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), a Pennsylvania corporation, also provides services for design, development and deployment of Microsoft-based technology solutions. Operations are oriented around Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Allin Consulting-Pennsylvania provides services at various locations, mostly in the regional area around Pittsburgh, and utilizes the corporate headquarters office for its operations. Allin Consulting-Pennsylvania also derives revenue from sales of information system products, primarily Microsoft Dynamics financial and customer relationship management software, which is frequently sold in association with Business Process consulting services.

Allin Interactive Corporation (“Allin Interactive”), a Delaware corporation, provides systems integration and consulting services focused on interactive television technology. Consulting operations represent the Company’s Interactive Media Practice Area. Operations are based in the Company’s Ft. Lauderdale, Florida office and are also conducted at various domestic and international locations. Allin Interactive also derives revenue from the sale of interactive television technology products. Allin Interactive’s customers are concentrated in the cruise industry.

CodeLab Technology Group, Inc. (“CodeLab”), a Delaware corporation, provides Microsoft-oriented application development, technical support and other services for customers concentrated in the financial services industry. Operations are oriented around a Collaborative Solutions practice. CodeLab provides services primarily from the Company’s Wakefield, Massachusetts office and also at various domestic locations. CodeLab was acquired by the Company in July 2005. See Note 7 – Acquisitions for additional information.

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

The Company’s results of operations and financial condition could be negatively impacted by a number of risks and other factors, including, among others, integration of acquired businesses, dependence on key personnel, backlog levels, practice area and customer concentration, fluctuations in operating results, competitive market conditions, liquidity, expiration of the Company’s line of credit in September 2006, geopolitical considerations, rapidly changing technology, and risks inherent in developing new products and markets. These risks, or events associated with these risks, may negatively impact the Company or its customers.

2. Summary of Significant Accounting Policies

Information concerning certain of the Company’s significant accounting policies is included in the following notes:

    Note 6 – Earnings per Share

    Note 7 – Acquisitions

    Note 8 – Goodwill and Other Intangible Assets

    Note 12 – Income Taxes

    Note 14 – Industry Segment Information

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of other significant accounting policies affecting the consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Balance Sheet as of December 31, 2005 includes the financial position of CodeLab. The Consolidated Statement of Operations for the year ended December 31, 2005 includes the results of operations of CodeLab for the portion of the period subsequent to its acquisition on July 26, 2005. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassifications

The Consolidated Statements of Operations for the years ended December 31, 2003 and 2004 reflect a reclassification to the statements as originally reported to conform the prior period information to the current presentation. The caption “Outsourced Services,” previously reported on the Consolidated Statements of Operations as a separate line under revenue, cost of sales and gross profit, has been eliminated. Amounts previously reported for Outsourced Services have been combined with amounts reported under the caption “Other Services.” Outsourced Services revenue, cost of sales and gross profit are less significant to the Company’s Consolidated Statements of Operations in the years ended December 31, 2003, 2004 and 2005 than they had been in previous periods. The Company believes these operations no longer merit reporting as a separately captioned line. The reclassification did not impact the Company’s aggregate revenue, cost of sales, gross profit, results of operations or earnings per share during the years ending December 31, 2003 and 2004.

The Consolidated Statement of Operations for the year ended December 31, 2003 reflects a reclassification to the statement as originally reported to conform the prior period information to the current presentation of the statement. The reclassification did not impact the Company’s results of operations or earnings per share during that year. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services are reflected as other revenue while the associated costs are reflected as other cost of sales. When originally reported, amounts billed were netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have each been increased by $111,000 for the year ended December 31, 2003. There is no change to aggregate gross profit for this period.

The Consolidated Statement of Cash Flows for the year ended December 31, 2003 reflects reclassifications to the statement as originally reported for that period to conform the prior period information to the current presentation of the statement. Separate changes are reflected for accrued compensation and payroll taxes, other accrued liabilities and customer deposits. Originally, the changes had been combined and reflected as accrued liabilities. There is no change to the aggregate net cash flows provided by operating activities for the year ended December 31, 2003. The reclassifications did not impact the Company’s results of operations or earnings per share during this period.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements, with revenue recognized as the services are performed. The practice areas also operate under service contracts for which a fixed amount is charged for services for a specified time period,. Revenue is recognized for service contracts on a pro-rata basis over the applicable time period. Certain consulting engagements for these practice areas are performed on a fixed-price basis. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

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

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21. Revenue for the Company’s information system product sales are reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based primarily on the Company’s assumption of primary responsibility for fulfillment of the sales, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Services

The Company has a small number of engagements under which technical resources are provided to customers on an outsourced basis. The Company recognizes revenue for these engagements in a similar manner as discussed above for time-based consulting services. Other services revenue also results from activities peripheral to the Company’s operations such as website hosting and archival fees, contractual commissions, and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultant’s standard hourly cost rate times hours charged to customer projects. The standard hourly cost rates for salaried consultants, which represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and then adding a burden percentage estimate of payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is the hourly rate plus a burden percentage. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and fixed amounts for specified time periods. The Company uses incurred labor to expected total project labor as the basis for proportional performance. The aggregate of project labor charges at standard hourly cost rates is utilized as incurred labor cost.

The Company follows contract accounting in accounting for cost of sales for systems integration projects involving significant software modification. The Company applies project cost of sales for computer hardware, software, equipment and other costs in a manner consistent with the basis for recognition of revenue on the project, percentage of completion or completed contract. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, cost of sales is recognized upon completion of the project.

Cost of sales associated with information system product sales is recognized when delivery of the product has occurred. Where information system product sales are part of multiple-deliverable arrangements, cost of sales for products and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21. Cost of sales for the Company’s information system product sales are reported on a gross basis and includes both product and shipping cost.

The Company recognizes cost of sales for its outsourced resource engagements in a similar manner as discussed above for time-based practice area consulting services. Other services cost of sales also results from activities peripheral to the Company’s operations such as website hosting and archival. Cost of sales is recognized for out-of-pocket costs associated with the performance of consulting and systems integration engagements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes compensation and related payroll taxes, benefits and workers compensation for the Company’s executive management, practice area management, sales, marketing, financial and administrative employees. Selling, general and administrative expenses also reflect the portion of consulting staff time not associated directly with customer projects. Such time for consultants includes education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Selling, general and administrative expenses include the cost for paid time off for all employees. Other significant selling, general and administrative expenses include professional legal, accounting and consulting services, rent and operating expenses for the Company’s offices, travel, entertainment, communications and insurance. Selling, general and administrative expenses include depreciation and amortization and losses recognized due to impairment of assets.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development expense of $90,000 was recognized for the year ended December 31, 2005. Research and development activities centered on software application development and platform refinements for thick-client interactive television solutions.

Advertising and promotions expense of $74,000, $70,000, and $102,000 was recognized for the years ended December 31, 2003, 2004, and 2005, respectively. Expenditures for advertising and promotions are expensed as incurred, except for expenditures related to trade shows, which are expensed at the time of the shows.

Stock-Based Compensation

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established a “fair value based method” of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 provided for adoption in the income statement or through footnote disclosure. The Company elected to account for stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123. SFAS No. 123 has been revised so that beginning in 2006 reporting solely through footnote disclosure will no longer be permitted. (See Recently Issued Accounting Standards below.) Had compensation costs for the Company’s Plans been determined consistent with SFAS No. 123, pro forma compensation cost, net income and earnings (loss) per share would have been as follows:

Year ended December 31	2003	2004	2005
(Dollars in thousands, except per share data)
As reported:
Stock-based employee compensation cost, net of tax	$—	$—	$—
Net income (loss)	780	284	(954)
Earnings (loss) per share – basic and diluted	$0.01	$(0.07)	$(0.26)

Pro forma
Stock-based employee compensation cost, net of tax	$70	$55	$25
Net income (loss)	710	229	(979)
Earnings (loss) per share – basic and diluted	$0.00	$(0.07)	$(0.26)

Cash and Cash Equivalents

The Company considers all certificates of deposit with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains demand and money market accounts at several domestic banks. From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage. As of December 31, 2005, account balances exceeded the maximum available coverage.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2004 and 2005, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of December 31, 2005, one significant customer comprised 13% of the Company’s accounts receivable. As of December 31, 2004, three significant customers comprised 23%, 14% and 12%, respectively, of accounts receivable.

Inventory

Inventory, consisting principally of computer hardware, software and equipment utilized in interactive television systems, is stated at the lower of cost or market. The Company utilizes an average cost method.

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins reflect related Interactive Media and Systems Integration projects for which revenue and cost of sales are being recognized on a contract basis of accounting. For individual projects, costs and estimated gross margins in excess of billings consists of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue, while billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 2003, 2004 and 2005 was $130,000, $89,000, and $118,000, respectively.

Software Development Costs

The Consolidated Balance Sheet as of December 31, 2005 includes capitalized software development costs of $50,000. Software development costs includes purchased software development tools and the cost of internal labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The costs incurred prior to the attainment of technical feasibility, primarily for internal labor, were expensed.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Financial Instruments

As of December 31, 2004, the Company’s Consolidated Balance Sheet included a note payable with a principal balance of $1,000,000, recorded at the face value of the instrument, related to the acquisition of Allin Consulting-California. The Company accrued interest at a fixed rate and made quarterly interest payments prior to the maturity date of April 15, 2005, when the note principal and accrued interest were repaid.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of December 31, 2004 and 2005, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. In April 2005, the deadline for adoption of SFAS No. 123R was revised such that the requirement is effective for the first annual period beginning after December 15, 2005. After adoption of SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 (see Stock-Based Compensation above) will no longer be an alternative to financial statement recognition. The Company adopted SFAS No. 123R beginning January 1, 2006. The Company elected to use the prospective transition method, which will require that compensation expense be recorded for all unvested stock options and restricted stock beginning with the period of adoption of SFAS No. 123R. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”), which provided guidance for public companies regarding implementation of SFAS No. 123R. SAB No. 107 reiterated the SEC’s support for the objectives and requirements of SFAS No. 123R and provided guidance regarding the choice of valuation models, assumptions about expected volatility of stock prices and expected term of employee options, analysis of prior credits to capital from excess tax benefits, capitalization of compensation from share-based payment transactions, the applicability of SFAS No. 123R to options granted to non-employees, and classification of compensation. SAB No. 107 also precluded companies from accelerating vesting of stock options to periods prior to adoption. The Company adopted SAB No. 107 beginning January 1, 2006. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle for prior periods’ financial statements beginning with the earliest practicable period, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires adjustment of the opening balance of retained earnings for the earliest period for which the change is applied. SFAS No. 154 also requires that a change in depreciation or amortization method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate is carried forward without change, as well as the guidance requiring justification of a change in accounting principle on the basis of preferability. Implementation of SFAS No. 154 is required for the first annual period beginning after December 15, 2005. The Company adopted SFAS No. 154 beginning January 1, 2006. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requiring bifurcation, clarifies certain requirements of SFAS No. 133 regarding strips and amends SFAS No. 140 to eliminate certain prohibitions on qualifying special purpose entities. Implementation of SFAS No. 154 is required for the first annual period beginning after September 15, 2006. The Company plans to adopt SFAS No. 155 beginning January 1, 2007. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $61,000, $7,000 and $-0-, during the years ended December 31, 2003, 2004, and 2005, respectively.

Cash payments for interest were $74,000, $77,000 and $102,000 during the years ended December 31, 2003, 2004 and 2005, respectively. Interest paid during 2005 included $58,000 related to a note payable that had been accrued in 1999 but was not required to be paid prior to the April 15, 2005 maturity date of the note.

Dividends of $417,000, $446,000 and $526,000 were accrued but unpaid during the years ended December 31, 2003, 2004 and 2005, respectively, on outstanding shares of the Company’s preferred stock. Cash payments of dividends were $355,000, $356,000 and $436,000, respectively, during the years ended December 31, 2003, 2004 and 2005. The increase in dividends accrued but unpaid during the year ended December 31, 2005, as compared to the prior years, is primarily due to the issuance of Series H Redeemable Preferred Stock in July 2005. See Note 3 – Preferred Stock for information concerning Series H preferred stock.

See Note 7 – Acquisitions for information regarding the cash expended for acquisition of businesses.

3. Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. All of the shares designated for each series have been issued and remain outstanding as of December 31, 2005. The Company has no plans to issue any additional shares of any of the series of preferred stock outstanding as of December 31, 2005. Preferred stock is redeemable at the option of the Company. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. In June 2005 the Company eliminated references to its previously designated Series A Convertible Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series E Convertible Redeemable Preferred Stock, of which there were no outstanding shares at that time.

Under the terms of the Company’s line of credit facility with S&T Bank, the Company is prohibited from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Payment of dividends on the Company’s common stock or Series C preferred stock during the term of the agreement, which expires September 30, 2006, is prohibited. Each of the Certificates of Designation governing the Series C, D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Series C Preferred Stock

Series C preferred stock accrues dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, after which dividends will accrue and compound at a rate of 12%. No dividends have been paid to date on Series C preferred stock. Payment of accrued dividends on Series C preferred stock is initially scheduled for within ten days of June 30, 2006. Payment in accordance with the schedule is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law, the agreement of S&T Bank to waive the prohibition of payment under the line of credit facility, and the Company’s determination that

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment is advisable given liquidity considerations. The Company expects that the initially scheduled payment of dividends will be deferred as well as subsequently scheduled quarterly payments. Dividends are accrued on an ongoing basis as any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation. Accrued dividends on the Series C preferred stock not paid by June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2006.

Dividends on Series C preferred shares of $342,000, $371,000 and $400,000 were accrued during the fiscal years ended December 31, 2003, 2004 and 2005, respectively. Accrued but unpaid dividends on Series C preferred stock were $2,357,000 and $2,757,000 as of December 31, 2004 and 2005, respectively. Accrued but unpaid dividends per share of Series C preferred stock as of December 31, 2004 and 2005, respectively, were $94 and $110. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred shares are not convertible into common shares.

Series D Preferred Stock

Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October, subject to legally available funds. Dividends accrued on Series D preferred shares were $165,000 during each of the fiscal years ended December 31, 2003, 2004 and 2005. Accrued but unpaid dividends on Series D preferred stock were $28,000, or $10 per share, as of December 31, 2004 and 2005. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. The convertibility period for Series D preferred shares expired in 2003. The recorded value of $2,152,000 for Series D preferred stock was based on an allocation of proceeds between preferred shares and contemporaneously issued warrants. The warrants expired in 2003 without any having been exercised.

Series F Preferred Stock

Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends accrued on Series F preferred shares were $70,000 during each of the fiscal years ended December 31, 2003, 2004 and 2005. Accrued but unpaid dividends on Series F preferred stock were $59,000, or $59 per share, as of December 31, 2004 and 2005. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. The convertibility period for Series F preferred shares expired in 2004.

Series G Preferred Stock

Series G preferred stock earned cumulative quarterly dividends at the rate of 8% of the liquidation value thereof per annum until December 29, 2005. Thereafter, the dividend rate increased to 12% of the liquidation value. Dividends are payable quarterly in arrears on the first day of each calendar quarter. Dividends accrued on Series G preferred shares were $120,000 during each of the years ended December 31, 2003, 2004 and 2005. Accrued but unpaid dividends on Series G preferred stock were $30,000, or $200 per share, as of December 31, 2004 and $31,000, or $204 per share, as of December 31, 2005.

There is no mandatory redemption date for the Series G preferred stock. As of December 29, 2005, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2005, the Company estimates the amount of the liquidation premium as $2,250,000. The Company has not recorded a liability for the liquidation premium for the Series G preferred stock as redemption is at the option of the Company and the likelihood of redemption and payment of the premium is currently

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any, as determined by dividing $10,000 by $0.35. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split or combination of shares at any time shares of Series G preferred stock are outstanding, the number of shares of common stock that may be acquired upon conversion will be proportionately adjusted. The conversion price for the Series G preferred stock will be adjusted on a weighted average basis in the event of a dilutive issuance involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the conversion price of the Series G preferred stock then in effect or 85% of the market value of the common stock, except for the issuance of common stock as a result of the exercise of options issued at or above fair market value at date of grant, the conversion of Series G preferred stock, the acquisition by the Company of another business or the assets of another business or a firm commitment underwritten public offering of the common stock resulting in net proceeds to the Company of not less than $10,000,000.

In December 2000, the Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series G preferred stock was recorded at approximately $1,015,000, which reflected the fair value of the preferred stock, net of approximately $66,000 of offering costs. The offering costs were being accreted on a straight-line basis over five years. The recorded value of the Series G preferred stock was approximately $1,067,000 and $1,081,000 as of December 31, 2004 and 2005, respectively.

Series H Preferred Stock

On July 26, 2005, the Company issued 250 shares of a newly created series of preferred stock, Series H Redeemable Preferred Stock, having a par value of $.01 per share and a liquidation value of $10,000 per share, and related warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock for an aggregate purchase price of $2,500,000 in cash to three shareholders of the Company. The Company used the proceeds from the sale of the Series H preferred stock and the related warrants in connection with its acquisition of CodeLab. Each of the purchasers of Series H preferred stock holds shares of one or more of the Company’s other series of preferred stock. The Series H preferred stock is not convertible into the Company’s common stock. There is no mandatory redemption date for the Series H preferred stock. However, at any time, the Company may redeem all or, on a pro-rata basis, part of the outstanding shares at a redemption price of $10,000 per share, plus any accrued, compounded and unpaid dividends. There are no sinking fund provisions applicable to the Series H preferred stock.

The holders of the Series H preferred stock are entitled to receive cash dividends at a rate per annum of 12% of the liquidation value. Dividends are payable quarterly in arrears on the last day of January, April, July and October. To the extent that dividends are not paid on a particular quarterly payment date, such dividends will accrue and compound on a quarterly basis and will be paid on or before the date of redemption. Dividends accrued on Series H preferred shares were $131,000 during the year ended December 31, 2005. Accrued but unpaid dividends on Series H preferred stock were $50,000, or $200 per share, as of December 31, 2005.

The Company allocated the proceeds of $2,500,000 from the sale of the Series H preferred stock and related warrants on a pro-rata basis based on the aggregate liquidation value of the Series H preferred stock and the intrinsic value of the related warrants, as estimated using the Black-Scholes valuation method. The allocation resulted in the recording of $1,910,000 for the Series H preferred stock. Based on the amount allocated to the Series H preferred stock, the effective dividend yield is 15.7%.

4. Warrants for Common Stock

In conjunction with the sale of Series H preferred stock, on July 26, 2005 the Company issued warrants to purchase common shares for an aggregate of 2,500,000 shares of the Company’s common stock. The initial exercise price of the warrants was $1.00 per share. The number of shares for which the warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a “dilutive issuance,” as defined in the Form of Common Stock Warrant, involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the exercise

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price or 85% of the market price of the common stock. Payment of the exercise price may be made in cash or by delivery to the Company of shares of other series of the Company’s outstanding preferred stock, plus accrued and unpaid dividends, if any, equal to the exercise price for the number of shares to be purchased upon exercise. There have been no changes to the number of shares for which the warrants may be exercised and the exercise price from issuance through December 31, 2005. The warrants will expire July 26, 2020 unless exercised earlier.

The Company allocated the proceeds of $2,500,000 from the issuance of Series H preferred stock and warrants between their relative fair values. The value allocated to warrants was $590,000. The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrants exceeds the average price of the Company’s common shares.

Although the Company can settle the warrants with unregistered shares, for a period of five years from the date of issuance, the Company has agreed to use its best efforts to register under the Securities Act of 1933, as amended, the shares that may be obtained through exercise of the warrants if so requested in writing by the holders of at least 10% of the warrants. In the event the Company is not successful with its registration efforts, there are no damages due or requirements for cash settlement. The Company consulted Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in accounting for the warrants and registration rights. The Company recorded the warrants as a component of shareholders’ equity since the Company has sufficient authorized and unissued shares available for settlement of the warrants, the warrants may be settled in unregistered shares and the Company has no obligation to issue additional shares or to settle in cash in the event of failure to register the shares that may be obtained upon exercise of the warrants. The Company treated the registration rights as a separate derivative financial instrument as the occurrence or non-occurrence of an event, registration of the securities, will result in a derivative value to the holders of the registration rights. The Company recorded an estimated liability of $25,000 for the costs of effecting registration of such securities, which is included in other accrued liabilities on the Consolidated Balance Sheet as of December 31, 2005.

On December 29, 2005, warrants to purchase an aggregate of 857,138 shares of common stock at $1.75 per share expired. The warrants were issued in conjunction with the sale of Series G preferred stock and none of the warrants were exercised during their term. The value of $419,000 originally allocated to the warrants was transferred to additional paid-in-capital upon expiration of the warrants.

5. Stock Based Compensation

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of December 31, 2005, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of December 31, 2005
1996 Plan	266,000	70,777
1997 Plan	300,000	18,194
1998 Plan	375,000	18,200
2000 Plan	295,000	80,000

Total Allin Stock Plans	1,236,000	187,171

Summary of Stock Option Activity for the Allin Stock Plans from 2003 through 2005:

	2003		2004		2005
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
January 1
Outstanding	803,698	$4.32	751,150	$3.08	986,928	$2.35
Exercisable	629,668	$4.87	628,580	$3.35	824,504	$2.59

Granted	45,000	$0.28	277,778	$0.93	250,000	$0.26
Forfeitures	22,448	$1.76	1,000	$1.38	7,000	$3.11
Exercised	—	—	—	—	—	—
Expired	75,100	$15.08	41,000	$6.11	199,600	$4.39

December 31
Outstanding	751,150	$3.08	986,928	$2.35	1,030,328	$1.44
Exercisable	628,580	$3.35	824,504	$2.59	717,771	$1.89

A total of 312,557 non-vested stock options were outstanding as of December 31, 2005, with 132,557 scheduled to vest in 2006 and 45,000 scheduled to vest in each of the years 2007 through 2010, unless forfeited earlier. A total of 131,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 191,250 options to purchase shares, which do not have an early expiration provision.

Summary of Information on Fair Value of Option Grants:

The fair value of option grants are estimated on the dates of grant using the Black-Scholes option pricing model. The following are weighted averages of assumptions for 2005 grants under the Allin Stock Plans.

Risk free interest rate	3.7%
Expected dividend yield	0.0%
Expected life of options	7 yrs.
Expected volatility rate	90%

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allin Stock Plans
Options originally issued at or above market:
Exercisable at December 31, 2005	717,771
Weighted average fair value of options granted during 2003	$0.27
Weighted average fair value of options granted during 2004	$0.15
Weighted average fair value of options granted during 2005	$0.21

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2005:

Information for Allin Stock Plans at December 31, 2005:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	345,000	$0.26	5.9 years	95,000	$0.25
From $1.00 to $1.99	445,278	$1.20	4.2 years	382,721	$1.22
From $2.00 to $2.99	21,250	$2.04	1.6 years	21,250	$2.04
From $3.00 to $3.99	127,950	$3.25	0.2 years	127,950	$3.25
From $4.00 to $4.99	90,850	$4.46	1.0 years	90,850	$4.46

	1,030,328	$1.44	3.9 years	717,771	$1.89

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

Calculation of Basic and Diluted Earnings(Loss) per Common Share	Year Ended December 31
Dollars in thousands, except per share data	2003	2004	2005
Net income (loss)	$780	$284	$(954)
Accretion and dividends on preferred stock	710	740	900

Net income (loss) attributable to common shareholders	$70	$(456)	$(1,854)

Earnings (loss) per common share – basic and diluted	$0.01	$(0.07)	$(0.26)

Shares used in calculating basic earnings (loss) per common share	6,967,339	6,967,339	7,185,147

Weighted average common shares outstanding	6,967,339	6,967,339	7,185,147
Effect of outstanding stock options	12,885	—	—

Shares used in calculating diluted net (loss) income per common share	6,980,224	6,967,339	7,185,147

The conversion privileges related to the Company’s Series D and F preferred stock expired during 2003 and 2004, respectively, while Series G preferred stock has been convertible into the Company’s common stock throughout 2003, 2004 and 2005. None of the Company’s convertible preferred stock was included in the calculation of diluted EPS for the years ended December 31, 2003, 2004 and 2005, however, as inclusion would have been anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if not anti-dilutive, were 5,263,622, 4,496,955 and 4,285,714 for the years ended December 31, 2003, 2004 and 2005, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise price of warrants outstanding exceeded the average market price of the Company’s common stock for the years ended December 31, 2003, 2004 and 2005. Accordingly, warrants were not included in the calculation of diluted EPS for those periods. Outstanding warrants to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares were 857,138 as of December 31, 2003 and 2004, and 2,500,000 as of December 31, 2005. The annual average market price of the common stock exceeded the exercise prices for 50,000, 70,000 and 320,000 stock options as of December 31, 2003, 2004 and 2005, respectively. A total of 12,885 shares in the calculation of diluted EPS for the year ended December 31, 2003 related to the stock options, but the inclusion of the additional shares did not result in a calculation of diluted EPS that differed from basic EPS. No additional shares related to stock options were included in the calculation of diluted EPS for the years ended December 31, 2004 and 2005 as the effect would have been anti-dilutive. Outstanding options to purchase common shares for which the exercise prices exceeded the respective year’s average market price for the common shares aggregated 701,150, 916,928 and 710,328 as of December 31, 2003, 2004 and 2005.

7. Acquisitions

CodeLab Technology Group

On July 26, 2005 (the “Closing Date”), the Company acquired all of the outstanding equity interests of CodeLab, a Delaware corporation, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, and the holders of equity interests in CodeLab. CodeLab now operates as a wholly-owned subsidiary of the Company. The CodeLab senior management remained with the Company following the acquisition and is expected to continue with the Company.

Upon closing, in consideration for all of the issued and outstanding equity interests in CodeLab the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $2,500,000, reduced by a holdback amount of $100,000 pending certain adjustments pursuant to the terms of the Purchase Agreement and 500,000 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the Closing Date of $0.34 per share, resulting in the recording of $5,000 to common stock and $165,000 to additional paid-in-capital. Subsequent to closing, a sales and use tax audit assessment of $6,000 and $30,000 of additional working capital adjustments were deducted from the holdback amount and the remaining $64,000 was paid to the former holders of equity interests in CodeLab in October 2005. The Company incurred or accrued $131,000 for professional services costs related to the acquisition.

The Purchase Agreement provides for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments all in cash. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods and if due shall be made by the Company not later than 120 days following the end of such annual period. The Company believes the initial consideration and any contingent consideration paid represents the fair value of the CodeLab equity interests received, including the value of the common shares received and the intrinsic value of the CodeLab options terminated. The Company does not believe that the final amount of consideration to be paid under the terms of the Stock Purchase Agreement, even if it includes the maximum contingent consideration, is in excess of the fair value of the CodeLab equity interests received.

As of December 31, 2005, on the basis of management’s evaluation of the operating results of CodeLab in the post-acquisition period and 2006 projections for CodeLab, the Company believes it is highly likely that contingent consideration will be paid to the former holders of equity interests in CodeLab for the first annual period ending July 31, 2006 and that the amount can be reasonably estimated. Emerging Issues Task Force Issue No. 95-8 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF No. 95-8”) provides guidance for accounting for contingent consideration. EITF No. 95-8 states that the determination of

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether contingent consideration based on earnings or other performance measures should be accounted for as an adjustment of the purchase price of the acquired enterprise or as expense for compensation for services or profit sharing is a matter of judgment that depends on the relevant facts and circumstances. EITF No. 95-8 specifies that an evaluation of the appropriate accounting for contingent consideration should include a review of factors involving continuing employment of former equity holders of the acquired enterprise, components of the shareholder group, reasons for the contingent payments, the formula for determining contingent consideration payments and other arrangements and issues.

The Company’s management believes that most of the above factors support recording contingent consideration as additional purchase price. These include the lack of an ongoing employment requirement for former shareholders, who received approximately 80% of the initial consideration, in order to receive contingent consideration, the consistency of the expected allocation percentages for contingent consideration among the former holders of equity interests with the allocation of initial consideration, the disproportion of purchase consideration amounts among CodeLab employees with similar functions indicating ownership interest rather than function, the consistency of the contingent consideration formula with management’s valuation models, the indication that total consideration is expected to be within the range of fair values presented in an appraisal, the earnings multiple nature of the formula and the lack of other types of agreements with selling parties having beneficial economic substance for the Company.

Management’s evaluation indicated that certain elements could be considered indicators of compensatory arrangements. The anticipated operating executive compensation and bonus arrangements for CodeLab during the periods for which contingent consideration is contemplated are not expected to be commensurate with the Company’s other business operations. Consequently, the Company determined that the portion of the estimated contingent consideration for the first annual period that would result in operating executive compensation and bonus arrangements being comparable with the Company’s other operations should be recorded as expense.

The Company’s estimate of contingent consideration to be paid for the first annual period ending July 31, 2006 is $1,031,000. It is anticipated that $112,000 of the estimated contingent consideration will be recorded as expense for the compensatory elements described above. A total of $47,000 of expense is included in selling, general and administrative expenses for the year ended December 31, 2005 and the remaining $65,000 is expected to be recorded as expense in 2006. The remainder of the estimated contingent consideration for the first annual period, $919,000 is regarded as additional purchase price and has been recorded as goodwill as of December 31, 2005. The estimated contingent consideration of $966,000 recorded during 2005 is reflected on the Consolidated Balance Sheet as of December 31, 2005 as accrued acquisition consideration. Management will monitor the results of CodeLab’s operations during the remainder of the first annual period and during each of the succeeding annual periods. The Company records liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability and management believes payment of additional purchase consideration is highly likely. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and compensation will be determined when such estimates are recorded.

The total purchase consideration recorded for the CodeLab acquisition, including the initial cash payment and issuance of the Company’s common stock upon closing, holdback payment, professional services and the recorded estimate for contingent consideration was $3,731,000. The purchase consideration has been recorded as $47,000 of expense during the year ended December 31, 2005 with the remainder of $3,684,000 allocated among the acquired assets and liabilities of CodeLab as follows:

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)
Accounts receivable	412
Unbilled services	272
Prepaid expenses	100
Furniture and equipment	56
Customer list	1,178
Non-competition agreement	107
Goodwill	2,136
Accounts payable	(106)
Accrued compensation and payroll taxes	(61)
Other accrued liabilities	(57)
Deferred revenue	(296)
Income tax liability	(57)

Net purchase price recorded	$3,684

The estimated fair values of the customer list and non-competition agreement were determined through independent appraisal. The recorded values will be amortized over estimated useful lives of eight and five years, respectively. Since the acquisition of CodeLab was a stock purchase, goodwill and intangible assets associated with the acquisition will not be amortized for tax purposes.

The Purchase Agreement also contains customary representations, warranties and related indemnification provisions, including potential setoff rights of the Company with respect to the annual contingent payments which are payable to the former holders of equity interests in CodeLab for certain indemnification claims as set forth in the Purchase Agreement. In addition, the Purchase Agreement includes non-compete provisions with respect to the CodeLab senior management setting forth certain parameters under which these individuals are restricted from competing with the Company and CodeLab for stated time periods.

Jimary Business Systems

On November 22, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by, and assumed certain liabilities of, Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) under an Asset Purchase Agreement entered into between the parties. The acquired assets included those listed in the table below and the performance rights to consulting projects in progress or under agreement between Jimary Business Systems and its customers as of the acquisition date. Jimary Business Systems specialized in Microsoft Dynamics-based consulting services technology products, primarily Solomon accounting and customer relationship management software. Coincident with the asset purchase, Allin Consulting-Pennsylvania hired seven Jimary Business Systems employees and entered into a Confidentiality and Non-Competition Agreement with the majority shareholder of Jimary Business Systems. Allin Consulting-Pennsylvania integrated the acquired business with its existing operations related to Microsoft Dynamics technology. The Consolidated Statement of Operations for the year ended December 31, 2004 includes financial results associated with the acquired assets for the period subsequent to the date of acquisition.

The Company accounted for the acquisition utilizing the purchase method and attributed the initial purchase consideration among the assets acquired and liabilities assumed based on their estimated fair values. Allin Consulting-Pennsylvania paid $464,000 in cash purchase consideration at the time of the closing and incurred $21,000 for professional services associated with the transaction. Allin Consulting-Pennsylvania acquired Jimary Business Systems’ cash balance of $25,000 and subsequently received an $8,000 refund related to a tax assessment, resulting in a net cash outlay of $452,000. The final purchase price allocation reflects the original purchase price and adjustments recorded during the allocation period which extended into the year ended December 31, 2005. The acquisition price was allocated to purchased assets and assumed liabilities as follows:

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands
Cash	$33
Accounts receivable, net of allowance for doubtful accounts of $43	56
Equipment	10
Customer list	384
Non-competition agreement	33
Goodwill	222
Accounts payable	(65)
Accrued compensation and payroll taxes	(30)
Other accrued liabilities	(7)
Deferred revenue	(151)

Net purchase price recorded	$485

The customer list is being amortized over an estimated useful life extending through 2009. The non-competition agreement is being amortized over the term of three years. Goodwill is not amortized for financial reporting purposes. Amortization of goodwill and other intangible assets is a deductible expense for income tax purposes over fifteen years.

The Asset Purchase Agreement also provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Any contingent purchase consideration due is to be remitted to Jimary Business Systems within sixty days of the end of each such annual period. No contingent consideration was due for the first annual period ended November 30, 2005. The Company believes it is too early in the second annual period to reasonably estimate any contingent consideration that may become due for the period.

Computer Resources

On November 16, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by McCrory & McDowell LLC (“M&M”) under an Asset Purchase Agreement entered into between the parties. The acquired assets were utilized in the operations of M&M’s Computer Resources division (“Computer Resources”), which specialized in consulting services based on Microsoft Dynamics technology and the sale of related technology products, primarily Great Plains accounting and customer relationship management software. The acquired assets include the performance rights to consulting projects in progress or under agreement between Computer Resources and its customers as of November 1, 2004 and a customer list. Coincident with the asset purchase, Allin Consulting-Pennsylvania hired one Computer Resources employee. Allin Consulting-Pennsylvania integrated the acquired business with its existing operations related to Microsoft Dynamics technology. The Consolidated Statement of Operations for the year ended December 31, 2004 includes financial results associated with the acquired assets for the period beginning November 1, 2004, the effective date of the acquisition.

Allin Consulting-Pennsylvania paid no cash or other purchase consideration at the time it acquired the assets, and it assumed none of M&M’s liabilities related to the operations of Computer Resources. The Asset Purchase Agreement provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects with customers included on the acquired customer list. The Asset Purchase Agreement includes certain dates in 2005 and 2006 after which M&M will no longer be eligible to receive purchase consideration related to newly contracted projects and product sales. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted to M&M within fifteen days of the end of each calendar quarter. During the year ended December 31, 2005, Allin Consulting-Pennsylvania paid M&M $19,000 for purchase consideration under the terms of the Asset Purchase Agreement. As of December 31, 2005, a liability of $20,000 for accrued acquisition consideration is reflected on the Consolidated Balance Sheet as the Company considers the estimated liability as highly likely to be paid in 2006.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase consideration of $39,000 has been recorded as a customer list and is being amortized over an estimated useful life extending through 2009. Amortization of the customer list is a deductible expense for income tax purposes over fifteen years. If contingent payments made in the future exceed the liability accrued for acquisition consideration, the Company expects the excess will also be reflected as purchase consideration and attributed to the customer list.

Pro Forma Financial Information Related to 2005 and 2004 Acquisitions

The pro forma information presented below reflects the assumed effects of certain pro forma adjustments as if the acquisitions of Computer Resources, Jimary Business Systems and CodeLab had all occurred on January 1, 2004. The adjustments include assumed additional amortization expense on intangible assets recorded in connection with the acquisitions, forgone interest income on cash balances due to assumed earlier disbursement of purchase consideration for the Jimary Business Systems and CodeLab acquisitions and the assumed effect of consolidation for tax reporting on income tax expense. The pro forma information also assumes adjustment for dividends on the Company’s Series H Redeemable Preferred Stock as if the preferred shares had been issued on January 1, 2004.

(Dollars in thousands, except per share data)	As Reported	Acquired Businesses	Pro Forma Adjustments	Pro Forma Information
Year ended December 31, 2004:
Revenue	$12,566	$5,743	$—	$18,309
Net income (loss)	284	719	(139)	864
Net (loss) income attributable to shareholders	(456)	719	(439)	(176)
(Loss) earnings per share – basic and diluted	$(0.07)	$0.10	$(0.06)	$(0.02)

Year ended December 31, 2005:
Revenue	$14,303	$1,554	$—	$15,857
Net loss	(954)	(104)	(129)	(1,187)
Net loss attributable to shareholders	(1,854)	(104)	(299)	(2,257)
Loss per share – basic and diluted	$(0.26)	$(0.01)	$(0.04)	$(0.30)

Cash Flow Information

The Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2005 include cash used of $459,000 and $2,673,000, respectively, related to the acquisitions of Computer Resources, Jimary Business Systems and CodeLab. The cash used has been recorded as follows:

Year ended December 31	2004	2005
(Dollars in thousands)
Accounts receivable	$64	$403
Unbilled services	—	272
Prepaid expenses	—	100
Furniture and equipment	10	56
Customer list	384	1,217
Non-competition agreement	33	107
Goodwill	206	1,042
Accounts payable	(66)	(25)
Accrued compensation and payroll taxes	(30)	(61)
Other accrued liabilities	(10)	(65)
Deferred revenue	(132)	(316)
Income tax liability	—	(57)

Net cash used for acquisition of businesses	$459	$2,673

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill and Other Intangible Assets

The Company follows Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but separable intangible assets deemed to have definite lives are amortized over their useful lives. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Goodwill and intangible assets associated with acquisitions prior to 2002, when SFAS Nos. 141, 142 and 144 were adopted, were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations (“APB No. 16”). Under APB No. 16, goodwill was an amortizable asset. As of December 31, 2005, the Company’s Consolidated Balance Sheet includes goodwill and other intangible assets associated with acquisitions as follows:

Allin Consulting-California	1996	Goodwill
Allin Consulting-Pennsylvania	1998	Goodwill, customer list
MEGAbase, Inc.	1998	Goodwill
Computer Resources	2004	Customer list
Jimary Business Systems	2004	Goodwill, customer list, non-competition agreement
CodeLab	2005	Goodwill, customer list, non-competition agreement

As of December 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Amortized intangible assets
Customer lists	$2,662	$1,185	$1,477
Non-competition agreements	140	21	119

Total amortized intangible assets	$2,802	$1,206	$1,596

Unamortized intangible assets
Goodwill	6,890	3,742	3,148

Total intangible assets	$9,692	$4,948	$4,744

During the years ended December 31, 2003, 2004 and 2005, or the portions thereof in which the customer lists were recorded, the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania and CodeLab were amortized over periods ending in 2013, while the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems were amortized over periods ending in 2009. The useful lives correspond with the periods of attributed cash flows in the Company’s fair value estimates, or with CodeLab, the useful life recommended by independent appraisal. The non-competition agreement associated with the Jimary Business System acquisition is being amortized over its three-year term while the agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal. Accumulated amortization for goodwill represents amortization expense incurred through December 31, 2001, after which amortization of goodwill was discontinued.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, customer list, non-competition agreement and goodwill, net of accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired businesses, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California-based, Pittsburgh-based and Massachusetts-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors to evaluate the value of goodwill are the valuation multiples and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the estimated cash flows for the applicable reporting units to attribute to the acquired customer lists in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired lists, future operating projections for the applicable reporting units and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows attributed to the customer lists. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors to evaluate the recorded value of the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and changes to the projected cash flows of the reporting units. Significant declines in these factors could indicate potential impairment of the customer lists.

The Company also utilizes cash flow models to estimate the fair value of the non-competition agreements. The models project the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Industry information concerning expected growth in the technology consulting industry is used to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the technology consulting industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreements. There was no impairment indicated in the testing of the non-competition agreements performed as of December 31, 2004 and 2005.

The Company believes that evaluation of risk factors and testing for potential impairment are most beneficial to financial reporting when done as of the end of a fiscal period because this timing results in estimates and determinations based on the most recent data. Consequently, the Company performs annual tests for the potential impairment of goodwill and other intangible assets as of December 31. Key risk factors are monitored on an ongoing basis and testing for potential impairment of goodwill or other intangible assets will be performed on an interim basis if indicators of potential impairment arise.

Goodwill – Changes in Recognized Value

The table below reflects the changes in recognized value of goodwill during the years ended December 31, 2004 and 2005, by reportable segment.

Dollars in thousands	Balance January 1, 2004	2004 Acquisition	Balance December 31, 2004	2005 Acquisition/ Adjustment	Balance December 31, 2005
Attributed Segment:
Technology Infrastructure	$215	—	$215	—	$215
Collaborative Solutions	494	—	494	2,078	2,572
Business Process	—	166	166	12	178
Information Systems Product Sales	—	40	40	4	44
Other Services	81	—	81	58	139

Total	$790	$206	$996	$2,152	$3,148

The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2005 resulted from adjustments to the purchase allocation of Jimary Business Systems. Allin Consulting-Pennsylvania recorded a loss of $27,000 due to impairment of goodwill related to the Other Services and Technology Infrastructure reporting units during the first quarter of 2003. There was no impairment indicated in the annual testing of goodwill performed as of December 31, 2003, 2004 and 2005.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Lists – Impairment Losses

Industry information utilized for the December 31, 2003 testing of the customer list associated with the acquisition of Allin Consulting-Pennsylvania indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous testing. Economic conditions experienced from 2001 through 2003 negatively impacted the technology services sector of the domestic economy. The economic downturn affected long-term industry growth rate forecasts. By late 2003, growth was forecast to more closely correlate with expectations of overall economic conditions and economic return requirements were expected to be a more important constraint on future growth prospects than had occurred in prior years. Additionally, growing outsourcing of business to offshore information technology enterprises, particularly for application development, was expected to restrain future growth prospects for domestic information technology service providers. With assumed long-term growth rates lowered, the undiscounted projected cash flows attributed to the customer list in the December 31, 2003 test did not exceed the recorded value of the customer list. Accordingly, the Company recorded a loss of $349,000 in the year ended December 31, 2003 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows.

Industry information utilized for the annual testing as of December 31, 2004 indicated a further lowering of long-term growth rates for the technology consulting industry. The factors accounting for the further reduction in forecast growth rates were the same as in the December 31, 2003 testing described above. With assumed long-term growth rates further lowered, the December 31, 2004 test indicated that undiscounted projected cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania did not exceed the recorded value of the customer list. The Company recorded a loss of approximately $191,000 in the year ended December 31, 2004 to reflect the impairment of this customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows. As of December 31, 2004, no impairment was indicated in the tests of the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems.

The Company’s estimates, as of December 31, 2004, for the proportions of Business Process and Information Systems Product Sales cash flows to be attributed in future periods to the customer list associated with the Jimary Business Systems acquisition was based on very limited operating results following the November 2004 acquisition. During 2005 a negative variation was noted between the expected and actual proportions of cash flows attributable to the list. The Company monitored the risk indicator and after determining that the variation was not the result of short-term variation, revised its cash flow projections and performed interim testing. The test indicated that undiscounted projected cash flows attributed to the customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $146,000 in the third quarter of 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows.

Variations between the estimated and actual proportions of Technology Infrastructure, Collaborative Solutions and Other Services cash flows attributed to the customer list associated with the Allin Consulting-Pennsylvania acquisition are monitored as a key risk indicator for potential impairment. During the first half of 2005, the actual proportion exceeded the estimate. However, a decline was noted in the second half of 2005 that became more pronounced in the fourth quarter. The annual test for impairment indicated that undiscounted projected cash flows attributed to the customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $484,000 as of December 31, 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows. Due to the decline in the proportion, the Company’s estimate indicates that cash flows should only be expected to be attributable to this list through 2009, which is four years earlier than the end of the previously estimated useful life. During 2006, the Company will prospectively change its useful life assumption so that the remaining net recorded value is amortized over the period through 2009. As of December 31, 2005, no impairment was indicated in the tests of the customer lists associated with the acquisitions of Computer Resources, Jimary Business Systems and CodeLab.

The losses due to impairment of the customer list associated with the acquisition of Allin Consulting-Pennsylvania reduced the assets attributed to the Technology Infrastructure, Collaborative Solutions and Other Services segments. The loss due to impairment of the customer list associated with the acquisition of Jimary Business Systems reduced the assets attributed to the Business Process and Information Systems Product Sales segments.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization Expense

Information regarding aggregate amortization expense recorded during the years ended December 31, 2003, 2004 and 2005, and expected for the next five years, follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Year ended December 31, 2003	$138
Year ended December 31, 2004	112
Year ended December 31, 2005	241

Estimated expense to be recognized for the:
Year ended December 31, 2006	330
Year ended December 31, 2007	342
Year ended December 31, 2008	330
Year ended December 31, 2009	277
Year ended December 31, 2010	160

9. Line of Credit and Note Payable

The Company and S&T Bank, a Pennsylvania banking association, have a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or eighty percent of the aggregate gross amount of trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but has been renewed for seven successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2006. As of December 31, 2005, maximum borrowing availability was $1,464,000.

Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The Company from time to time borrows and subsequently repays amounts under the revolving credit loan. There was no outstanding balance under the S&T Loan Agreement as of December 31, 2004 or 2005. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The applicable rate as of December 31, 2005 was 8.25%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. No interest expense related to the line of credit was recorded during the years ended December 31, 2003 and 2004. Interest expense of less than $1,000 was recorded during the year ended December 31, 2005. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

The S&T Loan Agreement and subsequent amendments include various covenants relating to matters affecting the Company including a required cash flow to interest ratio of not less than 1.0 to 1.0, insurance coverage, financial accounting practices, audit rights, prohibited transactions, and limitations on dividends and stock purchases. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. S&T Bank waived the cash flow covenant requirement for the first and fourth quarters of 2005, which the Company would not have otherwise met. As of December 31, 2005, the Company was in compliance with the other loan covenants under the amended S&T Loan Agreement.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The note payable of $1,000,000 on the Consolidated Balance Sheet as of December 31, 2004 was related to the acquisition of Allin Consulting-California. The principal balance of the note and accrued interest of $79,000 was repaid on April 15, 2005. The note bore interest at a rate of 7% per annum. Interest expense related to the note of $74,000 in each of the years ended December 31, 2003 and 2004 and $21,000 in the year ended December 31, 2005 was recorded related to the note.

10. Financial Risks and Fair Value of Financial Instruments

During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, foreign currency exchange rate risk, trading risk, interest rate risk, and collectibility of accounts receivable. The Company manages these risks by assessing their possible impact on a regular basis. The Company does not currently anticipate any material losses from interest rate or foreign currency exchange risks or material losses from failure to collect accounts receivable that exceed the Company’s allowance for doubtful accounts. The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose. The Company does not purchase goods subject to commodity price risk.

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

Interest Rate Risk

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2006. There was no variable rate debt outstanding as of December 31, 2005. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. Since the Company incurred interest expense of less than $1,000 on its revolving credit loan during 2005, there was no material impact from variation in interest rates.

Accounts Receivable/Accounts Payable

Accounts receivable and accounts payable carrying amounts approximate the fair values of the accounts receivable and accounts payable balances at December 31, 2005, respectively.

11. Lease Commitments

The Company leases office space in Ft. Lauderdale, Florida, Wakefield, Massachusetts and San Jose and Walnut Creek, California and equipment under operating leases that expire at various times through 2011. The leases do not include automatic renewal provisions or any specification of rental costs beyond the respective lease terms. Under the office leases, the Company is subject to additional occupancy costs for an allocated share of the excess of the landlord’s operating expenses, including maintenance and repairs, property management costs, property-related taxes, security, insurance and utilities over base year operating expenses, as defined in the respective lease agreements. The Company’s Pittsburgh, Pennsylvania office is currently leased under a month-to-month arrangement. Under this arrangement, the Company is not obligated for any additional rent related to the landlord’s operating expenses, basic utility costs or repair and maintenance costs, other than for damage directly caused by the Company. See Note 13 – Related Party Transactions for additional information concerning lease arrangements for the Company’s Pittsburgh office. The Company also leases storage space in Ft. Lauderdale, for the storage of inventory and equipment to be utilized for systems integration projects or information system product sales, under month-to-month arrangements that do not involve obligations for additional

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occupancy costs beyond base rental charges. Minimum future annual lease commitments for all non-cancelable operating leases as of December 31, 2005 are as follows:

Minimum Future Lease Payments (Dollars in thousands)
2006	$350
2007	254
2008	240
2009	128
2010	119
2011	99

Total	$1,190

Occupancy costs for the Company’s leased offices and storage space were $479,000, $373,000 and $404,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Lease costs for equipment, primarily for copiers and printers, were $24,000 for each of the years ended December 31, 2003, 2004 and 2005.

12. Income Taxes

The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Valuation allowances reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the benefits.

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. The Company’s ability to obtain similar projects for these segments from existing or new customers in future periods will significantly impact the Company’s ability to realize future benefits from deferred tax assets. Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2004 and 2005. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2004 and 2005, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of December 31, 2005. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was reduced by $88,000 during the year ended December 31, 2004 and increased by $143,000 during the year ended December 31, 2005.

When acquired in July 2005, CodeLab had recorded federal and state deferred income tax liabilities, resulting primarily from differences between the accrual method of financial reporting and the cash method utilized for tax reporting. The Company was able to utilize federal net operating loss carryforwards to offset the adjustment to tax-basis income resulting from the change in CodeLab’s method of tax reporting to accrual in the post-acquisition period as a member of the Company’s consolidated group. Reversal of CodeLab’s deferred tax liabilities of $99,000 was recorded as a reduction of goodwill associated with the acquisition.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes is comprised of the following for the years ended December 31, 2003, 2004 and 2005:

Year ended December 31	2003	2004	2005
(Dollars in thousands)
Current
Federal	$17	$(3)	$—
State	39	2	(5)

Total current	56	(1)	(5)
Deferred	477	88	(143)
Valuation Allowance	(343)	(88)	143

Total income tax (benefit) provision	$190	$(1)	$(5)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for (benefit) from income taxes reflected in the Statements of Operations is as follows for the years ended December 31, 2003, 2004 and 2005:

Year ended December 31	2003	2004	2005
(Dollars in thousands)
Estimated provision for income taxes at federal statutory rate	$330	$96	$(324)

Non-amortizable intangible asset	174	100	216
State income tax expense, net of federal benefit	26	2	(3)
Change in valuation allowance	(343)	(88)	143
Change in estimates and other	3	(111)	(37)

(Benefit from) provision for income taxes	$190	$(1)	$(5)

The components of the deferred tax assets and liabilities, as of December 31, 2004 and 2005, are as follows:

Deferred Tax Assets and Liabilities	December 31, 2004	December 31, 2005
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,732	$7,867
Intangible asset differences	491	500
Miscellaneous	47	46

	8,270	8,413
Valuation allowance	(8,132)	(8,275)

Net deferred tax assets	$138	$138

Deferred tax liabilities:
Intangible asset differences	—	$13
Miscellaneous	—	3

	$—	$16

As of December 31, 2005, the Company estimates its potentially realizable net operating loss carryforwards are approximately $19,990,000 and $21,347,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,797,000 and $1,070,000, respectively, as of December 31, 2005, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2006 through 2025. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash payments for income taxes were $61,000, $7,000 and $-0-during the years ended December 31, 2003, 2004 and 2005, respectively.

13. Related Party Transactions

Note Payable

A note due from the Company with a principal balance of $1,000,000 and accrued interest of $79,000 was paid to the note holders at maturity on April 15, 2005. The note holders included a shareholder of the Company, an entity in which another shareholder of the Company has an ownership interest, an entity in which a director and shareholder of the Company has an ownership interest, a director, executive officer and shareholder of the Company and an executive officer of the Company. Interest expense of $74,000 was accrued in each of the years ended December 31, 2003 and 2004 related to this note. Interest payments related to the note of $74,000 were also made in each of these years. Interest expense of $21,000 was accrued in the year ended December 31, 2005. The payment at maturity included $58,000 of interest which had been accrued in 1999 but was not required to be paid prior to maturity.

Note Receivable from Employee

A loan of $15,000 was made to a newly hired employee in December 2003. The employee was also the sole owner of Information Designs, Inc., from which Allin Consulting-Pennsylvania purchased certain assets coincident with the loan. A promissory note for the loan bears interest at six percent per annum and provides for semi-monthly payments of principal and interest such that the entire principal balance of the loan will be repaid by December 15, 2008. Loan principal of $3,000 was repaid by the employee as well as approximately $1,000 of interest during the each of the years ended December 31, 2004 and 2005. The current portion of the note receivable was $3,000 as of December 31, 2004 and 2005. The non-current portion of the note was $9,000 and $6,000, respectively, as of these dates.

Services and Products Sold to Related Parties

During 2003, 2004 and 2005, Allin Network provided technology infrastructure consulting services to an entity in which certain shareholders and a director and officer of the Company own interests. Fees charged for these services were approximately $32,000 for each of the years ended December 31, 2003, 2004 and 2005. During 2004, Allin Network also sold $16,000 of computer hardware and components to this entity. No products were sold to this entity by Allin Network in 2003 and less than $1,000 of products were sold in 2005.

During 2003, 2004 and 2005, Allin Network provided technology infrastructure consulting services to an entity in which certain shareholders of the Company have an equity interest. Fees charged for these services were approximately $23,000 for the year ended December 31, 2003 and $13,000 for each of the years ended December 31, 2004 and 2005. During 2004 and 2005, Allin Consulting-Pennsylvania also provided business process consulting services to this entity with fees charged of $2,000 and $10,000, respectively. During 2004 and 2005, Allin Network sold computer hardware and components to this entity. Allin Consulting-Pennsylvania also sold software to this entity in 2004 and 2005. Revenue from these information system product sales was $13,000 and $28,000, respectively. No information system product sales were made to this entity in 2003.

Lease Arrangement

The Company rents office space from an entity in which certain shareholders have an ownership interest. Rental expense under this arrangement was $136,000 for each of the years ended December 31, 2003, 2004 and 2005. The Company has rented the space under a month-to-month arrangement since 2002. As of December 31, 2005, the minimum lease commitment for this office space is for one month’s rent.

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

Basis for Determining Segments

The Company’s operations and management’s evaluations are primarily oriented around four practice areas meeting customer needs for Microsoft-based technology and interactive media services: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The operations of these practice areas comprise the substantial majority of the Company’s revenue and gross profit and are closely associated with its strategic focus of providing solutions-oriented consulting services. The reportable segments related to these practice areas reflect aggregated practice area activity across the Company’s subsidiaries due to the similarity in nature of services, processes, and distribution methods for the practice areas.

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media, Systems Integration, Information System Product Sales and Other Services. Business Process was initially reported as a separate segment for the fiscal year ended December 31, 2004. The level of Business Process consulting services provided by the Company increased significantly following the November 2004 acquisitions of Computer Resources and Jimary Business Systems. Management consequently determined that Business Process should be reported as a separate segment. Revenue and gross profit for the year ended December 31, 2003 for the Business Process segment were originally reported as part of the Collaborative Solutions segment. These amounts have been reclassified to conform to the current reporting format.

In the Company’s previous reports for the fiscal years ended December 31, 2003 and 2004, the segment Outsourced Services was separately reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in this report. Outsourced Services revenue and gross profit are less significant to the Company’s operations in the years ended December 31, 2003, 2004 and 2005 than they had been in previous periods. The Company believes these operations no longer merit reporting as a separate segment. Revenue and gross profit for Other Services for the years ended December 31, 2003 and 2004 and assets reported as of December 31, 2003 and 2004 have been restated to include the amounts previously reported as Outsourced Services. Also in the previous reports for these years, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations. The Company believes that the July 2005 acquisition of CodeLab will result in systems integration operations with a technology focus other than interactive media. Consequently, the Company believes the segment name Systems Integration provides a better description of segment operations than the previously used segment name. There was no change to the revenue, gross profit and assets reported for this segment as a result of the name change.

On the Company’s Consolidated Statements of Operations, the first four of the segments are aggregated and captioned as Consulting Services. The Systems Integration, Information System Product Sales and Other Services segments correspond with matching captions on the Consolidated Statements of Operations.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

Segment revenue for the year ended December 31, 2003 reflects a reclassification from the information originally reported for the period. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services during this period are now reflected as Other Services revenue. Originally, amounts billed were netted against the costs. The reclassification has no impact on previously reported information on gross profit as the amounts have also been added to cost of sales.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands)	Revenue from External Customers
Periods ended December 31	2003	2004	2005
Technology Infrastructure	$1,730	$3,658	$3,576
Collaborative Solutions	2,647	2,590	5,124
Business Process	10	434	1,360
Interactive Media	2,640	1,608	1,100
Systems Integration	4,829	2,846	1,089
Information System Product Sales	312	576	1,048
Other Services	879	854	1,006

Consolidated Revenue from External Customers	$13,047	$12,566	$14,303

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

(Dollars in thousands)	Revenue from Related Entities
Periods ended December 31	2003	2004	2005
Total Revenue from Services for Related Entities	$4	$97	$35

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

(Dollars in thousands)	Gross Profit
Periods ended December 31	2003	2004	2005
Technology Infrastructure	$915	$2,008	$1,983
Collaborative Solutions	1,316	1,359	2,939
Business Process	6	227	783
Interactive Media	2,022	1,089	969
Systems Integration	2,435	1,482	540
Information System Product Sales	143	151	261
Other Services	236	222	401

Consolidated Gross Profit	$7,073	$6,538	$7,876

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
As of December 31	2003	2004	2005
Technology Infrastructure	$946	$1,601	$1,598
Collaborative Solutions	1,825	1,689	5,701
Business Process	10	701	797
Interactive Media	820	501	429
Systems Integration	792	739	560
Information System Product Sales	81	342	335
Other Services	556	481	566
Corporate & Other	4,126	2,697	377

Consolidated Total Assets	$9,156	$8,751	$10,363

Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands)	Property & Equipment (net)
As of December 31	2003	2004	2005
Technology Infrastructure	$24	$33	$47
Collaborative Solutions	32	33	99
Business Process	—	6	16
Interactive Media	15	12	10
Systems Integration	30	22	13
Information System Product Sales	2	6	12
Other Services	—	—	5
Corporate & Other	14	29	22

Consolidated Property & Equipment (net)	$117	$141	$224

Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands)	Property & Equipment Additions
As of December 31	2003	2004	2005
Technology Infrastructure	$18	$34	$46
Collaborative Solutions	27	24	55
Business Process	—	6	15
Interactive Media	13	8	7
Systems Integration	24	15	6
Information System Product Sales	2	7	7
Corporate & Other	15	22	11

Consolidated Property & Equipment Additions	$99	$116	$147

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Domestic revenue is attributed to geographic areas based on the location of services performed or the location from which products are shipped to customers. International revenue is attributable to the locations where interactive media services or systems integration are performed for extended periods. Interactive media and systems integration revenue generated on sailing ships is attributed as at sea. Information on consolidated revenue attribution to geographic areas is as follows:

(Dollars in thousands)	Revenue from External Customers
Period ended December 31	2003	2004	2005
Domestic Revenue:
Northeastern United States	$2,807	$3,509	$6,921
Midwestern United States	119	324	127
Southern United States	2,690	1,233	1,253
Western United States	2,270	4,057	4,798

Total Domestic Revenue	$7,886	$9,123	$13,099

International & At Sea Revenue:
Finland	$1,611	$675	$—
Germany	926	931	—
Italy	1,605	1,682	1,101
Other International	—	—	7
At Sea	1,019	155	96

Total International & At Sea Revenue	$5,161	$3,443	$1,204

Consolidated Revenue from External Customers	$13,047	$12,566	$14,303

Long-lived assets are attributed based on physical locations of the property and equipment. Property and equipment is located primarily where the Company maintains offices for its operations: Pittsburgh, Pennsylvania, San Jose and Walnut Creek, California, Ft. Lauderdale, Florida and Wakefield, Massachusetts. The Company does not maintain any foreign offices or facilities and will maintain any of its property and equipment at foreign locations only for the duration of a consulting engagement or systems integration project.

(Dollars in thousands)	Property & Equipment (net)
As of December 31	2003	2004	2005
California	$33	$30	$62
Florida	46	36	24
Massachusetts	—	—	52
Pennsylvania	38	75	86

Consolidated Property & Equipment (net)	$117	$141	$224

Information about Major Customers

During the years ended December 31, 2003, 2004 and 2005, respectively, three, one and two significant customers accounted for greater than 10% of the Company’s consolidated revenue. The operations of the Interactive Media Practice Area have historically been concentrated among a small number of customers concentrated in the cruise industry. For the year ended December 31, 2003, two of the three customers representing greater than ten percent of the Company’s consolidated revenue are affiliates of each other. Significant declines in the level of services provided in 2004 and 2005 to two of the Interactive Media customers negatively impacted the Company’s results of operations. A loss of any of the significant customers or a similar decline in the level of services provided in a future period for either of the significant customers of 2005 could significantly negatively impact the Company’s future results of operations and financial condition.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Period Ended December 31, 2003
2,890	22%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

2,436	19%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

2,429	19%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Period Ended December 31, 2004
2,493	20%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Period Ended December 31, 2005
1,941	14%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

1,933	14%	Technology Infrastructure, Collaborative Solutions, Other Services

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, utilized in the operations of the Systems Integration and Information System Product Sales segments. In recent periods, these materials purchases were highly concentrated with two major suppliers.

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market for the first two years of the term. Allin Interactive did not meet a threshold level of purchases for the first two years of the term and, consequently, lost its exclusivity for the cruise line market after June 30, 2005. Such loss of exclusivity may negatively impact Interactive Media’s competitive position and, consequently, may negatively impact the Company’s results of operations or financial condition in future periods. During the years ended December 31, 2003, 2004 and 2005, 90%, 61% and 55%, respectively, of materials purchases for the operations of these segments were from this major supplier.

The increase in the level of Business Process services provided by the Company in 2004 and 2005 also resulted in a significant increase in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier. During the years ended December 31, 2004 and 2005, 13% and 20%, respectively, of the Company’s overall materials purchases were from this supplier. There were no purchases from this supplier during the year ended December 31, 2003.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Defined Contribution Plan

The Company maintains a profit-sharing plan with a 401(k) feature. The Allin Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all full time employees of the Company meeting the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, participants are eligible to contribute various percentages, up to 15%, of their compensation. The Company may make discretionary matching contributions depending on the level of Company profitability, subject to a maximum of 50% of the employee’s contribution or $1,500. The Company has not, prior to 2006, made matching contributions. The Company has incurred the administrative costs of the 401(k) Plan, $6,000 for each of the years ended December 31, 2003, 2004 and 2005.

16. Subsequent Event

On March 1, 2006, the Company awarded options to purchase 5,000 common shares under the 2000 Stock Plan. The grant price was $0.60 per share, which was the market price of the Company’s common stock on the grant date. The options to purchase common shares will vest on the first anniversary of the grant date.

17. Unaudited Quarterly Financial Information

The data for the quarterly periods ended March 31, June 30 and September 30, 2004 and 2005 is derived from the data presented in the Company’s filings on Form 10-Q for those periods. Comparable data is presented for the three-month periods ended December 31, 2004 and 2005. A reclassification has been made to revenue for quarterly periods prior to the period ended December 31, 2004 in order to conform to the current presentation. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services during these periods are now reflected as Other Services revenue. Previously, amounts billed had been netted against the costs. There is no impact on information other than revenue.

Dollars in thousands except per share data	Three Months Ended 2004
	March 31	June 30	September 30	December 31
Revenue	$3,356	$2,649	$2,359	$4,202
Gross Profit	1,799	1,355	1,152	2,232
Income (loss) from operations	194	(130)	(354)	609
Net income (loss)	$182	$(138)	$(356)	$596

Net income (loss) attributable to common shareholders	$1	$(321)	$(543)	$407

Earnings (loss) per common share – basic	$0.00	$(0.05)	$(0.08)	$0.06

Earnings (loss) per common share – diluted	$0.00	$(0.05)	$(0.08)	$0.04

Dollars in thousands except per share data	Three Months Ended 2005
	March 31	June 30	September 30	December 31
Revenue	$3,075	$3,837	$3,663	$3,728
Gross Profit	1,762	2,051	2,018	2,045
(Loss) income from operations	(166)	104	(188)	(715)
Net (loss) income	$(174)	$108	$(181)	$(707)

Net loss attributable to common shareholders	$(361)	$(83)	$(431)	$(979)

Loss per common share – basic and diluted	$(0.05)	$(0.01)	$(0.06)	$(0.13)

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Allin Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Malin, Bergquist & Company, LLP
Erie, Pennsylvania
March 21, 2006

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the fiscal quarter ended December 31, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B – Other Information

None.

Part III

Item 10 - Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 15, 2006.

Name	Age	Position with the Company
Richard W. Talarico	50	Chairman of the Board, Chief Executive Officer and President

Dean C. Praskach	48	Chief Financial Officer, Vice President-Finance, Treasurer and Secretary

Brian K. Blair (1)	43	Director

Anthony L. Bucci (2)	57	Director

William C. Kavan (2)	55	Director

James S. Kelly (1)	55	Director

Anthony C. Vickers	56	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

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

William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994. Mr. Kavan has also served as a director of certain of the Company’s other subsidiaries since their inception or acquisition by the Company. From 1984 to 1999, Mr. Kavan served as president of Berkely-Arm, Inc. (“Berkely”), the largest provider of revenue-generating passenger insurance programs for the cruise industry. Berkely has served various cruise line clients, including Carnival, Royal Caribbean, Princess and Norwegian. Mr. Kavan currently serves as a director of a number of privately-held businesses in the hospitality, digital imaging and personal services industries.

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

Anthony C. Vickers became a Director of the Company in November 1999. Mr. Vickers founded IT Services Development (“ITSD”) in 1998 and has served as principal of ITSD since its inception. ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys. Mr. Vickers also currently serves as a director of Watchit Media, Inc., formerly Cotelligent, Inc. (since January 2004), a public company, and as a member of advisory boards for several entities, including the University of Southern California Integrated Media Systems Center (since November 1998), Bluecrane, Inc. (since November 2001) and MAKE Corp. (since January 2002). Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its Chief Executive Officer and President until November 1995 and as a director until March 1998. Mr. Vickers served as a director of PC Tutor Corporation, which provided computer training services to small and medium-sized businesses from 1998 to 2000. Mr. Vickers also served as a director of Computer Technology Associates, a provider of information technology services and E-government solutions to the federal and state governments, from January to October 2000, and as a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling, from August 1999 to August 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any person who beneficially owns more than ten percent of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of the copies of such reports, all such Section 16(a) filing requirements were timely met.

Code of Ethics

In February 2004, the Company’s Board of Directors adopted a code of ethics, the Allin Corporation Business Conduct Guidelines (the “Allin BCG”), applicable to all of the Company’s employees, including its principal executive, financial and accounting officers. The Allin BCG was filed as Exhibit 14 to the Company’s Report on Form 10-K for the annual period ended December 31, 2004. In the event that the Company makes any amendment to, or grants any waiver of, a provision of the Allin BCG that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on its Internet website, www.allin.com. No such waivers were granted during 2005.

Item 11 - Executive Compensation

Summary Compensation Table

The following table sets forth information concerning 2003, 2004 and 2005 compensation of the Chief Executive Officer and the other executive officer of the Company (collectively the “Named Executives”).

Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($) (1)
Richard W. Talarico Chief Executive Officer and President	2005 2004 2003	$ $ $	175,000 175,000 175,000	$ $ $	12,000 20,000 80,000

Dean C. Praskach Chief Financial Officer, Treasurer and Secretary	2005 2004 2003	$ $ $	145,000 145,000 145,000	$ $ $	8,000 10,000 40,000

(1)	Bonuses were earned in the year indicated, but paid in the subsequent year.

Employment Agreements

In February 2002, the Company entered into an amendment to an employment agreement with Mr. Talarico, which was effective as of January 1, 2001 and was subsequently amended in February 2004 such that the term of the agreement was extended through December 31, 2006. The employment agreement was further amended in December 2004 and July 2005. The annual salary as set forth in the employment agreement is $175,000, subject to permitted annual merit increases. On March 1, 2006, the Board of Directors implemented a $10,000 increase in annual salary to $185,000, retroactive to an effective date of January 1, 2006.

During the term of the employment agreement, Mr. Talarico is eligible to earn annual bonuses awarded at the discretion of the Compensation Committee and approved by the Board of Directors. The payment of any such annual bonus will be contingent upon the achievement of certain corporate and/or personal performance goals as determined by the Compensation Committee. The performance goals are approved by the Board of Directors and are designed to enhance stockholder value. To be eligible for a bonus for a particular year, Mr. Talarico must be employed by the Company on the last day of the calendar year for which the bonus is earned unless cessation of employment is due to death, disability (as defined in the agreement) or a change in control of the Company, or unless Mr. Talarico attained the performance goals for that year prior to year end. In the event of death or disability, a pro-rated portion of any bonus due will be awarded based on the performance of the Company annualized as of the date of cessation of employment. In December 2004, the Company and Mr. Talarico entered into an amendment to the employment agreement which deleted a provision of the agreement which would have entitled Mr. Talarico to a bonus in the event of a change in control of the Company, as defined in the employment agreement. The Board of Directors awarded a discretionary bonus of $12,000 to Mr. Talarico after consideration of the Company’s accomplishments in 2005. The bonus awarded for 2005 was paid in March 2006.

The employment agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

The employment agreement provides that Mr. Talarico will be eligible to participate in the Company’s various stock plans. The employment agreement with Mr. Talarico does not, however, specify any minimum number of options to be awarded during the term of the agreement. Options granted to Mr. Talarico prior to February 13, 2001 vested on May 15, 2001. On July 7, 2005, the Board of Directors approved the grant of 100,000 options to purchase common stock to Mr. Talarico in recognition of the expiration of certain other options held by Mr. Talarico. The exercise price of the options granted was $0.25 per share, the closing price of the common stock as reported by the OTC Bulletin Board on the date of grant. Each option will vest ratably at 20% per year on the anniversary of issuance, subject to immediate vesting upon a change of control, as specified in Mr. Talarico’s employment agreement and summarized below.

The employment agreement provides that should Mr. Talarico’s employment by the Company be terminated without cause or in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will receive semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the first anniversary of the date of termination. A change in control is defined in the employment agreement as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. The employment agreement, as amended, also provides that in the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change in control of the Company, Mr. Talarico will also have the right to convert each of his vested options to purchase the Company’s stock into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. Talarico’s options, notwithstanding the expiration of the options based on Mr. Talarico’s termination prior to such expiration date. In addition, Mr. Talarico’s options will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Talarico’s employment without cause or in connection with a change of control of the Company.

The Company is currently reviewing its employment agreement with Mr. Talarico to determine whether amendment of the agreement may be required to ensure compliance with federal legislation under The American Jobs Creation Act, which was enacted in October 2004. This legislation includes major changes in the federal tax laws applicable to nonqualified deferred compensation plans that may affect the change in control provisions of the employment agreement. The Company anticipates that amendment of the employment agreement, if necessary, will be completed in 2006.

In June 2000, the Company entered into an employment agreement with Mr. Praskach, which was subsequently amended in February 2001, December 2004 and July 2005. The term of the employment agreement commenced June 23, 2000 and pursuant to the terms of the 2004 amendment, will continue through June 23, 2010. The employment agreement permits annual merit increases to salary. On March 1, 2006, the Board of Directors implemented a $5,000 increase in annual salary to $150,000, retroactive to an effective date of January 1, 2006. Mr. Praskach is also eligible to receive a discretionary bonus for any annual period subject to approval by the Board of Directors. A discretionary bonus of $8,000 in respect of 2005 was awarded to Mr. Praskach and was paid in March 2006.

The employment agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company’s stock plans. The employment agreement with Mr. Praskach does not, however, specify any minimum number of options to be awarded during the term of the agreement. On July 7, 2005, the Board of Directors approved the grant of 25,000 options to purchase common stock to Mr. Praskach in recognition of the expiration of certain other options held by Mr. Praskach. The exercise price of the options granted was $0.25 per share, the closing price of the common stock as reported by the OTC Bulletin Board on the date of grant. Options granted to date to Mr. Praskach will vest, except as noted below, at a rate of 20% of each award on each of the first five anniversary dates of any award. Pursuant to the February 2001 amendment to the employment agreement, options to acquire shares of common stock granted to Mr. Praskach under the Company’s stock plans prior to February 13, 2001 will, if not already vested, vest on the date of a change of control of the Company, defined as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

The employment agreement also provides that Mr. Praskach will be entitled to receive for up to one year following termination of employment by the Company without cause, semi-monthly severance payments equal to the semi-monthly base salary payment which he was receiving immediately prior to such termination until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment. The employment agreement, as amended, also provides that in the event of termination of employment, whether voluntary or involuntary, in conjunction with or within one year after the occurrence of a change of control of the Company, Mr. Praskach will also have the right to convert each of his vested options to purchase the Company’s stock into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. Praskach’s options, notwithstanding the expiration of the options based on Mr. Praskach’s termination prior to such expiration date. In addition, Mr. Praskach’s options will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Praskach’s employment in connection with a change of control of the Company. The December 2004 amendment to the employment agreement deleted a provision of the agreement which would have entitled Mr. Praskach to a bonus in the event of a change of control of the Company.

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

The number of shares originally designated for award under the Company’s 1996, 1997, 1998 and 2000 Stock Plans are 266,000, 300,000, 375,000 and 295,000, respectively. As of December 31, 2005, 18,501 shares of the Company’s common stock, which were originally issued as restricted shares under the 1996 Stock Plan, and 176,722, 281,806, 356,800 and 215,000 options to purchase common shares under the 1996, 1997, 1998 and 2000 Stock Plans, respectively, were outstanding. In December 2004, the Company reserved a total of 39,444 and 11,112 shares under the 1996 and 1997 Stock Plans, respectively, for future contingent grants of stock options to certain employees associated with the management of Allin Consulting-Pennsylvania’s operations, if certain financial objectives were realized from Allin Consulting-Pennsylvania’s 2005 operations. Such financial objectives were not met and the shares are no longer reserved. As of December 31, 2005, 70,777, 18,194, 18,200 and 80,000 shares remained available for future grants under the 1996, 1997, 1998 and 2000 Stock Plans, respectively.

Option and Stock Appreciation Right Grants in Last Fiscal Year

The following table and its notes provide information concerning stock options and related stock appreciation rights granted to the Named Executives during 2005.

	Individual Grants					Grant Date Value
Name	Number of Securities Underlying Grants		% of Total Securities Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date	Grant Date Present Value $
Richard W. Talarico	100,000	(1)(3)	44.4%	$0.25	7/7/12	$20,000	(2)
Dean C. Praskach	25,000	(1)(3)	11.1%	$0.25	7/7/12	$5,000	(2)

(1)	Under the terms of the Company’s employment agreements, as amended, with Messrs. Talarico and Praskach, the options granted during 2005 to Messrs. Talarico and Praskach will vest at a rate of 20% on each of the first five anniversary dates of the awards, or earlier if not already vested, on the date of a change in control of the Company, defined as a sale of all or substantially all of the Company’s assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock. See the discussion under Employment Agreements above.
(2)	The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005 grants to Named Executives.

Risk-free interest rate	3.625%
Expected dividend yield	0.0%
Expected life of options	7 yrs.
Expected volatility rate	90.3%

No adjustments were made for non-transferability or risk of forfeiture.

(3)	Pursuant to the Company’s current employment agreements, as amended, with Messrs. Talarico and Praskach, each Named Executive will have the right to convert each of his vested options, including vested portions of the options shown in the table, into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the associated option from which the right was converted. Each stock appreciation right becomes effective only upon conversion of the associated option held by the Named Executives in the event of a change in control of the Company (as defined in the respective employment agreements discussed above) and the respective option holder’s termination of employment, whether voluntary or involuntary, in conjunction with or within one year of a change in control of the Company. Each right may be exercised at any time prior to the final expiration date of the associated option notwithstanding the expiration of the option based on the Named Executive’s termination. The exercise prices of the stock appreciation rights are identical to the exercise prices of the options that would be converted, if any. There is uncertainty as to whether the events that could result in conversion of the Named Executives’ options into stock appreciation rights will occur at all or when they may occur. Due to these factors, no present value can be determined for stock appreciation rights separate from those estimated for the associated options.

Fiscal Year End Option and Related Stock Appreciation Right Values

The following table and its notes provide information concerning stock options and related stock appreciation rights held by the Named Executives at December 31, 2005. No options or related stock appreciation rights were exercised in 2005.

	Number of Securities Underlying Unexercised Options/SARS at Fiscal Year End (#) (1)		Value of Unexercised In-the-Money Options/SARS at Fiscal Year End ($) (1) (2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard W. Talarico	160,000	100,000	—	$28,000
Dean C. Praskach	59,000	31,000	—	$7,000

(1)	Based on the December 31, 2005 bid price per share of common stock of $0.53, as quoted on the OTC Bulletin Board, and the various option exercise prices per share, options to purchase 100,000 and 25,000 shares of common stock, respectively, held by Messrs. Talarico and Praskach were in-the-money at December 31, 2005. However, none of the in-the-money options were exercisable at December 31, 2005. The various exercise prices and expiration dates with respect to the stock options held by the Named Executives are as follows:

Name	Options (#)	Exercise Price	Expiration Date
Richard W. Talarico	60,000	$3.25	3/1/06
	15,000	$4.50	1/3/07
	10,000	$1.91	8/8/07
	75,000	$1.25	1/5/08
	100,000	$0.25	7/7/12

Name	Options (#)	Exercise Price	Expiration Date
Dean C. Praskach	18,750	$3.25	3/8/06
	10,000	$4.81	11/11/06
	6,250	$4.00	2/16/07
	30,000	$1.25	1/5/08
	25,000	$0.25	7/7/12

(2)	Messrs. Talarico and Praskach were granted certain stock appreciation rights related to the options included in the table in footnote (1) above. The stock appreciation rights will only become effective upon conversion of the options. There is uncertainty as to whether the events that could result in conversion of the Named Executives’ options into stock appreciation rights, as described under Employment Agreements above, will occur at all or when they may occur. Accordingly, none of the stock appreciation rights were exercisable as of December 31, 2005. Due to these factors, no present values can be determined for stock appreciation rights separate from those estimated for the associated options. Since the exercise prices of the stock appreciation rights are identical to the exercise prices of the associated options, stock appreciation rights to purchase 100,000 and 25,000 shares of common stock, respectively, held by Messrs. Talarico and Praskach were in-the-money at December 31, 2005.

Long-Term Incentive and Defined Benefit Plans

The Company does not have any long-term incentive or defined benefit plans.

Compensation of Directors

At the commencement of each year of service, each non-employee director is entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant. The option grant will vest on the first anniversary of the date of the grant if the individual is serving as a director on that date. On February 24, 2005, Mr. Blair received a grant to acquire 5,000 shares of common stock at the exercise price of $0.245 per share. On August 18, 2005, Messrs. Bucci and Kelly each received a grant to acquire 5,000 shares of common stock at the exercise price of $0.32 per share. On November 17, 2005, Messrs. Kavan and Vickers each received a grant to acquire 5,000 shares of common stock at the exercise price of $0.51 per share. On March 1, 2006, Mr. Blair received a grant to acquire 5,000 shares of common stock at the exercise price of $0.60 per share.

Non-employee directors of the Company receive $2,500 for each Board of Directors’ meeting attended and $500 for each separate committee meeting attended on a date on which no full board meeting is held. Directors of the Company who are also employees do not receive additional compensation for attendance at Board and committee meetings. All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of two non-employee directors, William C. Kavan and Anthony L. Bucci.

On July 26, 2005, (1) Henry Posner, Jr. a beneficial holder of greater than five percent of the Company’s common stock, (2) Rosetta Capital Partners LP (“Rosetta”), an entity in which Thomas D. Wright, another beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest, and (3) Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan, a non-employee director and beneficial holder of greater than five percent of the Company’s common stock and a member of the Compensation Committee, has an ownership interest, purchased 180, 60, and 10 shares, respectively, of the Company’s Series H Redeemable Preferred Stock at a purchase price of $10,000 per share. In conjunction with the purchase of the Series H preferred stock, Mr. Posner, Rosetta and Churchill also received warrants to purchase 1,800,000, 600,000, and 100,000 shares, respectively, of the Company’s common stock at $1.00 per common share. The warrants to purchase shares of the Company’s common stock expire on July 26, 2020. The Company is obligated to use its best efforts to register under the Securities Act of 1933, as amended, the shares that may be obtained through exercise of the warrants if so requested in writing by the holders of at least 10% of the warrants. The warrant holders’ demand registration rights expire on July 26, 2010. The warrant holders also have certain piggy-back registration rights, in the event the Company requests registration of other shares, which expire on July 26, 2012. See Part II, Item 7- Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources and Notes 3 – Preferred Stock and 4 – Warrants for Common Stock included herein under Notes to Consolidated Financial Statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional information concerning the Series H preferred stock, related warrants and registration rights.

Prior to its maturity on April 15, 2005, the Company had an outstanding note payable, with interest fixed at 7% per annum, in the principal amount of $1,000,000 related to the Company’s 1996 acquisition of Allin Consulting-California. Various interests in the note were held by beneficial holders of greater than five percent of the Company’s common stock, directors and executive officers and entities related to these parties. (1) Mr. Posner, (2) Rosetta, (3) Churchill, (4) Mr. Talarico, a director, executive officer and beneficial holder of greater than five percent of the Company’s common stock and (5) Mr. Praskach, an executive officer of the Company, respectively, owned $675,000, $250,000, $41,667, $16,667 and $16,667 portions of the note payable. The principal portions of the note, along with $53,200, $19,700, $3,300, $1,300 and $1,300, respectively, of accrued interest was paid to Mr. Posner, Rosetta, Churchill, Mr. Talarico and Mr. Praskach on April 15, 2005. Interest expense related to this note was approximately $21,000 for the year ended December 31, 2005. On March 14, 2002, Mr. Posner purchased the note and all of the Company’s outstanding Series F Convertible Redeemable Preferred Stock, and related accrued interest and dividends, from Les D. Kent, the former sole shareholder of Allin Consulting-California, who was then a beneficial holder of greater than five percent of the Company’s common stock. On April 15, 2002, Mr. Posner sold portions of the purchased note and Series F preferred stock to the parties related to the Company as described above. Mr. Posner, Rosetta, Churchill, Mr. Talarico and Mr. Praskach own 675, 250, 41.67, 16.67 and 16.67 shares, respectively, of the Company’s Series F preferred stock. See Item 12 - Security Ownership of Certain Beneficial Owners and Management below.

On December 29, 2000, Messrs. Kavan, Talarico, Posner and Wright, who each beneficially owns greater than five percent of the Company’s common stock, and Mr. Praskach, an executive officer of the Company, purchased 10, 10, 113, 10 and 2 shares, respectively, of the Company’s Series G Convertible Redeemable Preferred Stock at a purchase price of $10,000 per Series G preferred share. If the Company issues any shares of common stock upon conversion of the Series G preferred stock, the holders of such shares, including Messrs. Kavan, Talarico, Posner, Wright and Praskach, will have certain piggy-back registration rights in the event the Company requests registration of other shares of common stock under the Securities Act. The holders’ piggy-back registration rights expire on December 29, 2007. See Item 12- Security Ownership of Certain Beneficial Owners and Management, Part II, Item 7- Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 3 – Preferred Stock included herein under Notes to Consolidated Financial Statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional information concerning the Series G preferred stock.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents certain information as of March 15, 2006 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock and/or Series G preferred stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Henry Posner, Jr. 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	7,040,658	(3)	56.3%	113	75.3%
James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,577,816	(4)	21.0%	—	—
Thomas D. Wright 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	1,253,228	(5)	15.0%	10	6.7%
William C. Kavan 117 Brixton Road Garden City, NY 11530	520,403	(6)	6.6%	10	6.7%
Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	476,617	(7)	6.1%	10	6.7%
Barron Partners LP 730 Fifth Avenue, Ninth Floor New York, NY 10019	458,150	(8)	6.1%	—	—
David S. Ritchie 26 Princess Street, Second Floor Wakefield, MA 01880	428,900	(9)	5.7%	—	—

(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)

The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2006, and that no other stockholder so converts. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of Series G preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. However, the aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of any series of preferred stock does reflect the cumulation of fractional shares, but excludes any remaining fractional share. Warrants issued in July 2005 in connection with the issuance of Series H Redeemable Preferred Stock may be exercised to purchase common stock at $1.00 per common share, until the expiration of the warrants on July 26, 2020. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities.

(3)	Includes 1,911,087 shares of common stock held by Mr. Posner and 101,000 shares held in a trust and a family foundation of which Mr. Posner and his wife are trustees and with respect to which shares Mr. Posner shares voting and investment power. Does not include 1,000 shares owned by Mr. Posner’s wife and 2,000 shares held by trusts of which Mr. Posner’s wife is a trustee. Includes 1,800,000 shares of common stock which may be acquired by exercise of warrants. Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock. The table includes 3,228,571 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(4)	Includes 1,542,816 shares of common stock held by Mr. Kelly and 35,000 shares of common stock which may be acquired by exercise of options.
(5)	Includes 314,181 shares of common stock held by Mr. Wright and 53,333 shares held by Rosetta Capital Partners LP (“Rosetta”), an entity of which Mr. Wright is a partner. Does not include 174,000 shares held by Mr. Wright’s spouse, 5,000 shares in her own name and 169,000 shares as trustee for various trusts. Includes 600,000 shares of common stock which may be acquired by exercise of warrants held by Rosetta. Mr. Wright owns 10 shares of Series G preferred stock. The number of shares includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(6)	Includes 90,800 shares of common stock held by Mr. Kavan and 8,889 shares held by Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan holds an ownership interest. Includes 35,000 shares of common stock which may be acquired by exercise of options held by Mr. Kavan and 100,000 shares of common stock which may be acquired by exercise of warrants held by Churchill. Mr. Kavan owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(7)	Includes 90,903 shares of common stock held by Mr. Talarico. Includes 100,000 shares of common stock which may be acquired by exercise of options. Mr. Talarico owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock.
(8)	As reported in Schedule 13G filed with the SEC on January 12, 2006, Barron Partners LP directly beneficially owns, with sole voting and dispositive power, 458,150 shares of common stock.
(9)	As reported in Schedule 13D filed with the SEC on August 4, 2005, David S. Ritchie directly beneficially owns, with sole voting and dispositive power, 428,900 shares of common stock.

Security Ownership of Management

The following table presents certain information as of March 15, 2006 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by (i) each director and Named Executive and (ii) all directors and executive officers as a group. Each Named Executive and certain directors also beneficially own shares of one or more series of non-voting preferred stock of the Company. Information as to such ownership is given in the notes to the table. Except as indicated, the persons named have sole voting and investment power with respect to all shares indicated as being beneficially owned by them. All percentages are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	476,617	(3)	6.1%	10	6.7%
Dean C. Praskach 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	106,948	(4)	1.4%	2	1.3%
Brian K. Blair 2498 Monterey Court Weston, FL 33327	179,570		2.4%	—	—
Anthony L. Bucci 4 Station Square Suite 500 Pittsburgh, PA 15219	38,500		*	—	—
William C. Kavan 117 Brixton Road Garden City, NY 11530	520,403	(5)	6.6%	10	6.7%
James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,577,816		21.0%	—	—
Anthony C. Vickers 1336 Via Romero Palos Verdes Estates, CA 90274	30,000		*	—	—

All directors and executive officers, as a group (7 persons) (6)	2,929,854		34.8%	22	14.7%

*	Less than one percent
(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)

The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2006, and that no other stockholder so converts. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 15, 2006 had been exercised as follows: Mr. Talarico – 100,000 shares; Mr. Praskach – 46,250 shares, Messrs. Blair, Bucci, Kavan and Kelly – 35,000 shares; Mr. Vickers – 30,000 shares, and all directors and executive officers as a group – 316,250 shares. The number of shares of the Company’s outstanding common stock held directly by directors and executive officers is as follows: Mr. Talarico – 90,903 shares, Mr. Praskach – 3,555 shares, Mr. Blair – 144,570 shares, Mr. Bucci – 3,500 shares, Mr. Kavan – 90,800 shares and Mr. Kelly – 1,542,816 shares. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of Series G preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. The aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of the Series G preferred stock does reflect the cumulation of fractional shares, but excludes any remaining fractional share. Warrants issued in July 2005 in connection with the issuance of the Series H Redeemable Preferred Stock may be exercised to purchase common stock at $1.00 per common share, until the expiration of the warrants on July 26, 2020. Shares of Series C Redeemable Preferred Stock, Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series H Redeemable Preferred Stock are not convertible into shares of common stock. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities other than options for which information is given above in this footnote.

(3)	Mr. Talarico owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Talarico also owns 588, 300 and 16.66 shares, respectively, of Series C, D and F preferred stock, representing 2.4%, 10.9% and 1.7%, respectively of the Series C, D and F preferred stock outstanding.
(4)	Mr. Praskach owns 2 shares of Series G preferred stock, representing 1.3% of the Series G preferred stock outstanding. The table includes 57,143 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Praskach also owns 16.67 shares of Series F preferred stock, representing 1.7% of the Series F preferred stock outstanding.
(5)	Includes 8,889 shares held by Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan holds an ownership interest. Includes 100,000 shares of common stock which may be acquired by exercise of warrants held by Churchill. Mr. Kavan owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that may be acquired upon conversion of the Series G preferred stock. Mr. Kavan also owns 12,000 shares of Series C preferred stock, representing 48.0% of the Series C preferred stock outstanding, and 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding. Churchill owns 41.67 shares of Series F preferred stock, representing 4.2% of the Series F preferred stock outstanding and 10 shares of the Series H preferred stock, representing 4.0% of the Series H preferred stock outstanding.
(6)	In addition to the shares of common stock and Series G preferred stock shown in the table, all directors and officers as a group own 12,588 shares of Series C preferred stock, representing 50.4% of the Series C preferred stock outstanding, 1,050 shares of Series D preferred stock, representing 38.2% of the Series D preferred stock outstanding, 75 shares of Series F preferred stock, representing 7.5% of the Series F preferred stock outstanding, and 10 shares of Series H preferred stock, representing 4.0% of the Series H preferred stock outstanding.

Equity Compensation Plan Information as of December 31, 2005

The Company has four equity compensation plans in place under which options to purchase an aggregate 1,030,328 shares of the Company’s common stock were outstanding as of December 31, 2005. The Company’s 1996 Stock Plan was approved by the Company’s Board of Directors on October 25, 1996, prior to the initial public offering of the Company’s common stock on November 6, 1996. In 1997, 1998 and 2000, the Company’s Board of Directors and stockholders approved the 1997, 1998 and 2000 Stock Plans, respectively. Each of the plans provides for the issuance of stock options, stock appreciation rights, restricted stock and restricted units to the Company’s officers, employees, non-employee directors, consultants and advisors. Among the Company’s outstanding common shares are 18,501 shares originally issued in 1996 under the 1996 Stock Plan as restricted stock. The restrictions on such shares lapsed in 1999. All other grants to date under the plans have been in the form of stock options. See Note 5 – Stock Based Compensation and Restricted Stock Award in the Notes to Consolidated Financial Statements contained in Part II, Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the Company’s stock plans, including descriptions of the material features of the plans.

The following table sets forth information, as of December 31, 2005, regarding the Company’s existing compensation plans pursuant to which the Company’s common stock is authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	853,606	$1.22	116,394
Equity Compensation Plans Not Approved by Security Holders	176,722	$2.51	70,777
Total	1,030,328	$1.44	187,171

Pursuant to their employment agreements with the Company, the Company’s principal executive officers hold certain stock appreciation rights related to 350,000 of the Company’s outstanding stock options which are held by them and included in the table above. These rights have not been approved by the Company’s stockholders. See Item 11 – Executive Compensation – Employment Agreements above for information concerning these rights.

Item 13 - Certain Relationships and Related Transactions

Lease

The Company rents office space for its Pittsburgh operations on a month-to-month basis from Executive Office Associates (“EOA”). Henry Posner, Jr., a beneficial holder of greater than five percent of the Company’s common stock, and two of Mr. Posner’s sons and his spouse each own an indirect equity interest in EOA. The present arrangement has been in effect since a five-year lease for the office space expired January 31, 2002. At the conclusion of the lease, the Company’s landlord agreed to permit the Company to continue to occupy its present space under the month-to-month arrangement until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely move to other space within the same building commensurate with its needs, or if such space is not available, space in another building. Aggregate rental payments under the current arrangement were $136,000 for the year ended December 31, 2005. Management believes rental payments under the current arrangement are on terms as favorable to the Company as could have been obtained from an unrelated party and reflect real estate market conditions as of early 2002, when the current arrangement was entered. Management believes the current arrangement benefits the Company as it has avoided a long-term lease commitment.

Services and Products Provided to Related Parties

During the fiscal year ended December 31, 2005, Allin Network provided technology infrastructure consulting services to The Hawthorne Group, Inc. (“Hawthorne”). Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company’s common stock, is an officer of Hawthorne. Mr. Posner, two of Mr. Posner’s sons, and Thomas D. Wright, a beneficial holder of greater than five percent of the Company’s common stock, are shareholders of Hawthorne. Fees charged Hawthorne for the consulting services were $32,000 for the fiscal year ended December 31, 2005. Allin Network also sold less than $1,000 of computer hardware and networking equipment to Hawthorne during the fiscal year ended December 31, 2005. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

During the fiscal year ended December 31, 2005, Allin Network provided technology infrastructure consulting services and Allin Consulting-Pennsylvania provided business process consulting services to Business Records Management, Inc. (“BRM”). Mr. Wright is a shareholder of BRM. Fees charged BRM for the consulting services were $13,000 by Allin Network and $10,000 by Allin Consulting-Pennsylvania, respectively, for the fiscal year ended December 31, 2005. Also during the fiscal year ended December 31, 2005, Allin Network sold $14,000 of computer hardware and networking equipment and Allin Consulting-Pennsylvania sold $14,000 of computer software to BRM. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

See Compensation Committee Interlocks and Insider Participation under Item 11 – Executive Compensation - and Note 16 – Related Party Transactions - included in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data for additional information on transactions with related parties.

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

Audit Fees

Aggregate audit fees billed by the Company’s independent auditors were $52,500 and $51,500 for the years ended December 31, 2005 and 2004, respectively. During the fiscal year ended December 31, 2005, MB & Co. billed the Company $39,000 for audit services for the 2004 fiscal year, including review of the Company’s annual regulatory filing, and progress billed the Company $13,500 for audit services for the 2005 fiscal year including review services for the first three fiscal quarters of 2005 and review of related regulatory filings. During the fiscal year ended December 31, 2004, MB & Co. billed the Company $39,000 for audit services for the 2003 fiscal year, including review of the Company’s annual regulatory filing, and progress billed the Company $12,500 for audit services for the 2004 fiscal year, review services for the first three fiscal quarters of 2004 and review of related regulatory filings. MB & Co.’s proposed aggregate fees for audit services for the 2005 and 2004 fiscal years, including quarterly review services and review of related regulatory filings, are $63,000 and $51,500, respectively. The portion unbilled as of December 31, 2005 is expected to be billed in 2006.

Audit-Related Fees

Audit-related fees billed by the Company’s independent auditors during the year ended December 31, 2005 were $50,000, including $10,000 for audit services for the Company’s defined contribution retirement plan for the 2003 and 2004 plan years and $40,000 for audit services for CodeLab’s 2003 and 2004 fiscal years. During the year ended December 31, 2004, no bills were issued for audit-related services. MB & Co. performed audit services for the Company’s defined contribution retirement plan for the 2003 plan year during 2004, and provided audit services for the 2004 plan year during 2005. However, MB & Co. did not bill the proposed fees of $5,000 for the 2003 plan year services until 2005. The proposed fees of $5,000 for the 2004 plan year services were also billed in 2005. MB & Co. has proposed fees for audit services for the retirement plan of $5,000 for the 2005 plan year. Upon the Company’s acquisition of CodeLab in July 2005, the Audit Committee of the Company’s Board of Directors engaged MB & Co. to perform audit services for CodeLab’s two preceding annual fiscal periods, the years ended December 31, 2003 and 2004. The audit services related to CodeLab were performed in 2005.

Tax Fees

Aggregate tax fees billed by the Company’s independent auditors were $10,500 and $10,000 for the years ended December 31, 2005 and 2004, respectively. During each of the fiscal years, MB & Co. billed the Company for tax compliance services relating to the prior fiscal year.

All Other Fees

During the fiscal year ended December 31, 2005, MB & Co. billed the Company $2,700 for review of documentation prepared by the Company in preparation for the internal control reporting requirements of the Sarbanes-

Oxley Act of 2002. During the fiscal years ended December 31, 2005 and 2004, respectively, HBK billed the Company $1,480 and $3,000 for review of the Company’s audited financial statements and annual regulatory reports for the fiscal years ending December 31, 2004 and 2003 in conjunction with HBK’s reissuance of its audit opinion related to the 2002 fiscal year for each annual regulatory report.

Audit Committee Policies and Procedures

The policy of the Company’s Audit Committee is to pre-approve audit, audit-related, tax and other permissible services to be performed by the Company’s principal accountant. The need for pre-approval of any services to be performed by the principal accountant is considered in setting the agendas for Audit Committee meetings, and review and approval of proposed fees is undertaken at the Audit Committee meetings as needed. If the principal accountant proposes time-based fees for any services, the Audit Committee will set a not-to-exceed limitation for fees, with subsequent pre-approval required for any fees above the previously set limit. In cases where pre-approval of services is necessary prior to the next scheduled Audit Committee meeting, approval will be determined by communication with Audit Committee members and documented through written consents in lieu of meetings.

The Audit Committee’s pre-approval policy was implemented as of May 6, 2003, as required by applicable regulations. All engagements of the independent accountant to perform audit and non-audit services since that date have been approved by the Audit Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	1. Financial Statements - See Part II, Item 8 hereof on page 58.

The financial statements include the following:

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Operations for the fiscal years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2003, 2004 and 2005

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page Sch. II-A.

The auditors’ report of Malin, Bergquist & Company, LLP with respect to the Financial Statement Schedule information for the years ended December 31, 2004 and 2005 is included with their report on the Company’s financial statements located at page 96.

3. Exhibits

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Communications Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

Exhibit Number	Description of Exhibit (1)
3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation filed with the Secretary of State of the State of Delaware on July 25, 2005 (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	1996 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

10.4*	1998 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

Exhibit Number	Description of Exhibit (1)
10.5	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

10.6*	2000 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8*	Amendment to Employment Agreement dated February 13, 2001 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.9	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

10.12	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14*	Employment Agreement dated January 10, 2002 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.16	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

Exhibit Number	Description of Exhibit (1)
10.18	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.18 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.19	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.19 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.20*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.20 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003

10.21	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.22	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.23	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2004)

10.24*	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

10.25*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.26*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.27*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2004 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.28*	Summary of Compensation of the Directors of Allin Corporation (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.29*	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.30*	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005 (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

Exhibit Number	Description of Exhibit (1)
10.31*	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.32	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.33	Fourth Amendment to Note and Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.34	Fifth Amendment to Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.35*	Summary of Annual Base Salaries for Executive officers of Allin Corporation Effective January 1, 2006

10.36*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2005

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004 (incorporated by reference to Exhibit 14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of Allin Corporation

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

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

March 29, 2006

ALLIN CORPORATION

By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. Talarico	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2006
Richard W. Talarico

/s/ Dean C. Praskach	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006
Dean C. Praskach

/s/ Brian K. Blair	Director	March 29, 2006
Brian K. Blair

/s/ Anthony L. Bucci	Director	March 29, 2006
Anthony L. Bucci

/s/ William C. Kavan	Director	March 29, 2006
William C. Kavan

/s/ James S. Kelly	Director	March 29, 2006
James S. Kelly, Jr.

/s/ Anthony C. Vickers	Director	March 29, 2006
Anthony C. Vickers

ALLIN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)	Balance at Beginning of Period	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Period
Valuation allowance on deferred tax asset	8,563	—	—	343	$8,220
Allowance for doubtful accounts receivable	48	—	—	—	48

Year ended December 31, 2003	$8,611	$—	$—	$343	$8,268

Valuation allowance on deferred tax asset	$8,220	—	—	88	$8,132
Allowance for doubtful accounts receivable	48	—	36	4	80

Year ended December 31, 2004	$8,268	$—	$36	$92	$8,212

Valuation allowance on deferred tax asset	$8,132	—	143	—	$8,275
Allowance for doubtful accounts receivable	80	60	31	56	115

Year ended December 31, 2005	$8,212	$60	$174	$56	$8,390

Schedule II-A

Exhibit Index

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Communications Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation filed with the Secretary of State of the State of Delaware on July 25, 2005 (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

Exhibit Number	Description of Exhibit (1)
10.1*	1996 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K as of September 30, 1998)

10.4*	1998 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.5	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

10.6*	2000 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8*	Amendment to Employment Agreement dated February 13, 2001 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.9	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

10.12	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14*	Employment Agreement dated January 10, 2002 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

Exhibit Number	Description of Exhibit (1)
10.15	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.16	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.18	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.18 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.19	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.19 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.20*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.20 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003

10.21	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.22	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.23	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2004)

10.24*	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

10.25*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.26*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

Exhibit Number	Description of Exhibit (1)
10.27*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2004 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.28*	Summary of Compensation of the Directors of Allin Corporation (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.29*	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.30*	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005 (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.31*	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.32	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.33	Fourth Amendment to Note and Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.34	Fifth Amendment to Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.35*	Summary of Annual Base Salaries for Executive officers of Allin Corporation Effective January 1, 2006

10.36*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2005

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004 (incorporated by reference to Exhibit 14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of Allin Corporation

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-K are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.