Form 10-Q
period 2006-03-31
ALLIN CORP
filed 2006-05-15
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-21395

ALLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-1795265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Mansfield Avenue, Suite 400 Pittsburgh, Pennsylvania	15220-2751
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $0.01 par value per share	7,467,339 shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate,” “plans,” “may,” “could,” “future” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A - Risk Factors as well as throughout Part I, Item 1A – Risk Factors included in Allin Corporation’s Report on Form 10-K for the year ended December 31, 2005. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	March 31, 2006
	(See Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,531	$658
Accounts receivable, net of allowance for doubtful accounts of $115 and $132	3,072	5,037
Unbilled services	211	152
Current portion of note receivable from employee	3	3
Inventory	72	80
Prepaid expenses	306	268
Costs and estimated gross margins in excess of billings	3	300
Deferred income tax asset	138	138

Total current assets	5,336	6,636

Property and equipment, at cost:
Leasehold improvements	467	470
Furniture and equipment	1,222	1,249

	1,689	1,719
Less—accumulated depreciation	(1,465)	(1,495)

	224	224

Other assets:
Non-current portion of note receivable from employee	6	5
Other assets	3	3
Software development costs	50	143
Goodwill, net of accumulated amortization of $3,742	3,148	3,148
Other intangible assets, net of accumulated amortization of $1,206 and $1,275	1,596	1,527

Total assets	$10,363	$11,686

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	March 31, 2006
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$—	$150
Accounts payable	866	866
Accrued liabilities:
Compensation and payroll taxes	211	256
Current portion of dividends on preferred stock	2,883	2,997
Other	122	134
Customer deposits	109	82
Billings in excess of costs and estimated gross margins	505	723
Deferred revenue	361	1,068
Income taxes payable	41	41
Accrued acquisition consideration	986	999

Total current liabilities	6,084	7,316

Non-current portion of dividends on preferred stock	41	41
Deferred income tax liability	16	16

Total liabilities	6,141	7,373

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 7,467,339 shares	75	75
Additional paid-in-capital	39,150	38,876
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(44,209)	(43,844)

Total shareholders’ equity	4,222	4,313

Total liabilities and shareholders’ equity	$10,363	$11,686

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Revenue:
Consulting services	$2,448	$3,565
Systems integration	152	788
Information system product sales	248	311
Other services	227	355

Total revenue	3,075	5,019

Cost of sales:
Consulting services	919	1,345
Systems integration	72	369
Information system product sales	177	233
Other services	145	191

Total cost of sales	1,313	2,138

Gross profit:
Consulting services	1,529	2,220
Systems integration	80	419
Information system product sales	71	78
Other services	82	164

Total gross profit	1,762	2,881

Selling, general & administrative expenses:
Depreciation and amortization	65	100
Other selling, general & administrative expenses	1,863	2,414

Total selling, general & administrative expenses	1,928	2,514

(Loss) income from operations	(166)	367

Interest income	(11)	—
Interest expense	19	1

(Loss) income before provision for income taxes	(174)	366

Provision for income taxes	—	1

Net (loss) income	(174)	365

Dividends and accretion on preferred stock	187	280

Net (loss) income attributable to common shareholders	$(361)	$85

(Loss) earnings per common share - basic and diluted	$(0.05)	$0.01

Weighted average shares outstanding - basic	6,967,339	7,467,339

Weighted average shares outstanding - diluted	6,967,339	11,933,339

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net (loss) income	(174)	365
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	65	100
Fair value expense for stock options	—	6
Changes in certain assets and liabilities:
Accounts receivable	60	(1,965)
Unbilled services	(41)	59
Inventory	(42)	(8)
Prepaid expenses	59	38
Costs and estimated gross margins in excess of billings	(85)	(297)
Software development costs	—	(91)
Accounts payable	58	5
Accrued compensation and payroll taxes	36	44
Other accrued liabilities	(145)	42
Customer deposits	(7)	(27)
Billings in excess of costs and estimated gross margins	(358)	219
Deferred revenue	(42)	707

Net cash flows used for operating activities	(616)	(803)

Cash flows from investing activities:
Capital expenditures	(39)	(33)
Acquisition of businesses	8	(23)

Net cash flows used for investing activities	(31)	(56)

Cash flows from financing activities:
Repayment of loan to employee	1	1
Net borrowing (repayment) on line of credit	—	150
Payment of dividends on preferred stock	(89)	(165)

Net cash flows used for financing activities	(88)	(14)

Net change in cash and cash equivalents	(735)	(873)
Cash and cash equivalents, beginning of period	3,091	1,531

Cash and cash equivalents, end of period	2,356	658

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three-month periods ended March 31, 2005 and 2006 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2004 and 2005, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2005. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Goodwill and Other Intangible Assets, 6 - Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006 include the financial position of CodeLab Technology Group, Inc. (“CodeLab”), a wholly-owned subsidiary acquired by the Company on July 26, 2005. The Consolidated Statements of Operations and Cash Flows for the three-month period ended March 31, 2006 include the results of operations and cash flows of CodeLab. The comparable statements for the three-month period ended March 31, 2005 do not include the results of operations and cash flows of CodeLab. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statement of Operations for the three-month period ended March 31, 2005 reflects a reclassification to the statement as originally reported to conform the prior period information to the current presentation. The caption “Outsourced Services,” previously reported on the Consolidated Statements of Operations as a separate line under revenue, cost of sales and gross profit, has been eliminated. Amounts previously reported for Outsourced Services have been combined with amounts reported under the caption “Other Services.” Outsourced Services revenue, cost of sales and gross profit are less significant to the Company’s Consolidated Statements of Operations in 2005 and 2006 than they had been in previous periods. The Company believes these operations no longer merit reporting as a separately captioned line. The reclassification did not impact the Company’s aggregate revenue, cost of sales, gross profit, results of operations or earnings per share during the three-month period ending March 31, 2005.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements, with revenue recognized as the services are performed. The practice areas also operate under service contracts for which a fixed amount is charged for services for a specified time period. Revenue is recognized for service contracts on a pro-rata basis over the applicable time period. Certain consulting engagements for these practice areas are performed on a fixed-price basis. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

Certain consulting projects are part of related arrangements, including computer hardware and equipment for specialized technology platforms, software, services, and post-contract support (“PCS”). SOP 97-2 specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Arrangements for these projects involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Arrangements for these projects frequently include PCS for a ninety-day period following system installation. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to expected total project labor and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

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

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21. Revenue for the Company’s information system product sales is reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based on the Company’s assumption of primary responsibility for fulfillment of the sales, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue.

Other Services

The Company has a small number of engagements under which technical resources are provided to customers on an outsourced basis. The Company recognizes revenue for these engagements in a similar manner as discussed above for time-based consulting services. Other services revenue also results from activities peripheral to the Company’s operations such as website hosting and archival fees, contractual commissions, placement fees and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

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

Cost of sales associated with information system product sales is recognized when delivery of the product has occurred. Where information system product sales are part of multiple-deliverable arrangements, cost of sales for products and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21. Cost of sales for the Company’s information system product sales is reported on a gross basis and includes both product and shipping cost.

The Company recognizes cost of sales for its outsourced resource engagements in a similar manner as discussed above for time-based practice area consulting services. Other services cost of sales also results from activities peripheral to the Company’s operations such as website hosting and archival. Other services cost of sales is recognized for out-of-pocket costs associated with the performance of consulting and systems integration engagements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related payroll taxes, benefits and workers compensation for the Company’s executive management, practice area management, sales, marketing, financial and administrative employees. Selling, general and administrative expenses also reflect the portion of consulting staff time not associated directly with customer projects. Such time for consultants includes education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Selling, general and administrative expenses include the cost for paid time off for all employees. Other significant selling, general and

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

administrative expenses include professional legal, accounting and consulting services, rent and operating expenses for the Company’s offices, travel, entertainment, communications and insurance. Selling, general and administrative expenses include depreciation and amortization and any losses recognized due to impairment of assets.

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

The Company’s convertible preferred stock and outstanding stock options and warrants were not included in the calculation of diluted EPS for the three-month period ended March 31, 2005. Since the Company recognized a net loss attributable to common shareholders in this period, the effect of inclusion would have been anti-dilutive. An additional 4,285,714 shares would have been included in the diluted EPS calculation for this period related to the convertible preferred stock, as well as 15,273 shares related to 75,000 outstanding options for which the average market price of the Company’s common stock exceeded the exercise prices, if the effect were not anti-dilutive.

An additional 4,285,714 shares were included in the diluted EPS calculation for the three-month period ended March 31, 2006 related to Series G convertible preferred stock. The average market price of the Company’s common stock exceeded the exercise prices of 345,000 outstanding options during the three-month period ended March 31, 2006, resulting in the inclusion of 180,286 additional shares in the calculation of diluted EPS for the period. The inclusion of the additional shares related to convertible preferred stock and outstanding options in the calculation did not result in the recognition of diluted EPS that differed from basic EPS when rounded to the nearest cent.

The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for these periods.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2005 and March 31, 2006, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of March 31, 2006, one significant customer comprised 24% of the Company’s accounts receivable. As of December 31, 2005, one significant customer comprised 13% of the Company’s accounts receivable.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins reflect related Consulting Services and Systems Integration projects for which revenue and cost of sales are being recognized on a contract basis of accounting. For individual projects, costs and estimated gross margins in excess of billings consists of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue, while billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the Consolidated Balance Sheets.

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006 include capitalized software development costs of $50,000 and $143,000, respectively. Software development costs include purchased software development tools, testing equipment and the cost of internal labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The costs incurred prior to the attainment of technical feasibility in late 2005, primarily for internal labor, were expensed. During the three month-period ended March 31, 2005, the Company incurred $15,000 of research and development expense during the early stage of development of these software applications. There was no expense recorded during the three months ended March 31, 2006.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Recently Issued Accounting Standards

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Supplemental Disclosure of Cash Flow Information

There were no cash payments for income taxes during the three-month period ended March 31, 2005. Cash payments for income taxes were $1,000 during the three-month period ended March 31, 2006. Cash payments for interest were $20,000 and $1,000 during the three-month periods ended March 31, 2005 and 2006, respectively. Cash payments of dividends were $89,000 and $165,000 during the three-month periods ended March 31, 2005 and 2006, respectively. Dividends of approximately $169,000 and $240,000 were accrued but unpaid during the three-month periods ended March 31, 2005 and 2006, respectively, on outstanding shares of the Company’s preferred stock.

The Company’s Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2006 include cash provided of $8,000 and cash used of $23,000, respectively, related to the acquisitions of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”), Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) and CodeLab. The cash provided or used has been recorded as follows:

Three months ended March 31 (Dollars in thousands)	2005	2006
Goodwill	$6	—
Accounts payable	(6)	5
Accrued acquisition consideration	—	14
Other accrued liabilities	4	4
Deferred revenue	(12)	—

Net cash (provided from) used for acquisition of businesses	$(8)	$23

2. Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company used the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the period of adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed pro forma information regarding the fair value of stock-based compensation and accounted for stock-based compensation plans under the intrinsic value method established by APB No. 25, as previously permitted under SFAS No. 123.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2006, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of March 31, 2006
1996 Plan	266,000	70,777
1997 Plan	300,000	18,194
1998 Plan	375,000	146,150
2000 Plan	295,000	75,000

Total Allin Stock Plans	1,236,000	310,121

Summary	of Stock Option Activity for the Allin Stock Plans from January 1, 2006 through March 31, 2006:

Three Months Ended	March 31, 2006
	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	1,030,328	$1.44
Exercisable	717,771	$1.89
Activity:
Granted	5,000	$0.60
Forfeitures	—	—
Exercised	—	—
Expired	127,950	$3.25

March 31
Outstanding	907,378	$1.18
Exercisable	606,821	$1.57

A total of 300,557 non-vested stock options were outstanding as of March 31, 2006, with 115,557 scheduled to vest during the remainder of 2006, 50,000 scheduled to vest in 2007 and 45,000 scheduled to vest in each of the years 2008 through 2010, unless forfeited earlier. A total of 125,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 196,250 options to purchase shares, which do not have an early expiration provision.

Summary of Information for Stock Options Outstanding or Exercisable at March 31, 2006:

Information for Allin Stock Plans at March 31, 2006:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	350,000	$0.26	5.7 years	100,000	$0.25
From $1.00 to $1.99	445,278	$1.20	3.9 years	394,721	$1.22
From $2.00 to $2.99	21,250	$2.04	1.3 years	21,250	$2.04
From $4.00 to $4.99	90,850	$4.46	0.7 years	90,850	$4.46

	907,378	$1.18	4.2 years	606,821	$1.57

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Information on Fair Value of Option Grants:

On March 1, 2006, the Company awarded options to purchase 5,000 shares of common stock under the Allin Stock Plans. The grant price was $0.60 per share, which was the market price of the Company’s common stock on the grant date. The options to purchase shares of common stock will vest on the first anniversary of the grant date.

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are assumptions for 2006 grants under the Allin Stock Plans.

Risk free interest rate	4.5%
Expected dividend yield	0.0%
Expected life of options	7	yrs.
Expected volatility rate	147%

Fair value of options granted during 2006	$0.57

The table below summarizes expense for the fair value of share-based payment arrangements, net income and (loss) earnings per share for the three-months ended March 31, 2005 and 2006, as well as pro forma expense for the fair value of share-based payment arrangements, net income and loss per share for the three months ended March 31, 2005 as if the fair-value method provided under SFAS No. 123 had been in effect for the period.

Three Months ended March 31 (Dollars in thousands, except per share data)	2005	2006
As reported:
Fair value of share-based payment arrangements	$—	$6
Net (loss) income	(174)	365
Net (loss) income attributable to common shareholders	(361)	85
(Loss) earnings per share – basic and diluted	$(0.05)	$0.01

Pro forma
Fair value of share-based payment arrangements	$8
Net loss	(182)
Net loss attributable to common shareholders	(369)
Loss per share – basic and diluted	$(0.05)

Based on estimates for outstanding non-vested options as of March 31, 2006, the Company anticipates $13,000 of expense will be recognized over the remainder of 2006 and $6,000 of expense during each of the years 2007 through 2010 related to the fair value of share-based payment arrangements.

3. Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. As of March 31, 2006, all of the designated shares of Series C, D, F, G and H preferred stock were outstanding. The Company has no plans to issue any additional shares of any of the series of preferred stock outstanding as of March 31, 2006. The order of liquidation preference of the series of the Company’s preferred stock outstanding as of this date, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the three months ended March 31, 2006 is as follows:

(Dollars in thousands)	Additional Paid-in- Capital	Accumulated Deficit
Balance, December 31, 2005	$39,150	$(44,209)
Fair value of stock options	6	—
Dividends accrued on preferred stock	(280)	—
Net income	—	365

Balance, March 31, 2006	$38,876	$(43,844)

There were no changes to the other components of shareholders’ equity during this period.

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

As of March 31, 2006, maximum borrowing availability under the revolving credit loan was $2,793,000. The outstanding balance as of this date was $150,000. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the three months ended March 31, 2006, the rate of interest on outstanding borrowings under the revolving credit loan ranged from 8.25% to 8.75%, which was the rate in effect at the end of the period. On May 10, 2006, the interest rate under the S&T Loan Agreement increased to 9.00%.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2006 and is in compliance with all other covenants as of this date.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5. Goodwill and Other Intangible Assets

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

Allin Corporation of California	1996	Goodwill
Allin Consulting of Pennsylvania, Inc.	1998	Goodwill, customer list
MEGAbase, Inc.	1998	Goodwill
Computer Resources	2004	Customer list
Jimary Business Systems	2004	Goodwill, customer list, non-competition agreement
CodeLab	2005	Goodwill, customer list, non-competition agreement

As of March 31, 2006 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$2,662	$1,246	$1,416
Non-competition agreements	140	29	111

Total amortized intangible assets	$2,802	$1,275	$1,527

Unamortized intangible assets
Goodwill	6,890	3,742	3,148

Total intangible assets	$9,692	$5,017	$4,675

During the three-month period ended March 31, 2005, the customer list associated with the acquisition of Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) was amortized based on a period extending through 2013, while the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems were amortized based on a period estimated to extend through 2009. During the three-month period ended March 31, 2006, the customer list associated with the acquisition of CodeLab was amortized based on a period extending through 2013, while the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems were amortized based on periods through 2009. The estimated lives of the assets correspond with the periods of attributed cash flows in the Company’s most recent fair value estimates as of the beginning of the respective periods, or with CodeLab, the useful life recommended by independent appraisal. The non-competition agreement associated with the Jimary Business System acquisition is being amortized over its three-year term while the agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal. Accumulated amortization for goodwill represents amortization expense incurred through December 31, 2001, after which amortization of goodwill was discontinued.

Impairment Testing

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company believes that evaluation of risk factors and testing for potential impairment are most beneficial to financial reporting when done as of the end of a fiscal period because this timing results in estimates and determinations based on the most recent data. Consequently, the Company performs annual tests for the potential impairment of goodwill and other intangible assets as of December 31. Key risk factors are monitored on an ongoing basis and testing for potential impairment of goodwill or other intangible assets will be performed on an interim basis if indicators of potential impairment arise. There was no impairment indicated in the annual testing of goodwill and non-competition agreements performed as of December 31, 2005.

The Company’s estimates, as of December 31, 2004, for the proportions of Business Process and Information Systems Product Sales cash flows to be attributed in future periods to the customer list associated with the Jimary Business Systems acquisition was based on very limited operating results following the November 2004 acquisition. During 2005 a negative variation was noted between the expected and actual proportions of cash flows attributable to the list. The Company monitored the risk indicator and after determining that the variation was not a short-term effect, revised its cash flow projections and performed interim testing. The test indicated that undiscounted projected cash flows attributed to the customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $146,000 in the third quarter of 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows.

Variations between the estimated and actual proportions of Technology Infrastructure, Collaborative Solutions and Other Services cash flows attributed to the customer list associated with the Allin Consulting-Pennsylvania acquisition are monitored as a key risk indicator for potential impairment. A decline was noted in the second half of 2005 between the estimated and actual proportions which became more pronounced in the fourth quarter. The annual test for

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

impairment indicated that undiscounted projected cash flows attributed to the customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $484,000 as of December 31, 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows. Due to the decline in the proportion, the Company’s estimate indicated that cash flows were only expected to be attributable to this list through 2009, which was four years earlier than the end of the previously estimated useful life. Beginning in 2006, the Company implemented a prospective change to its useful life estimate so that the remaining net recorded value is amortized over the period through 2009. As of December 31, 2005, no impairment was indicated in the tests of the customer lists associated with the acquisitions of Computer Resources, Jimary Business Systems and CodeLab.

The 2005 loss due to impairment of the customer list associated with the acquisition of Allin Consulting-Pennsylvania reduced the assets attributed to the Technology Infrastructure, Collaborative Solutions and Other Services segments. The 2005 loss due to impairment of the customer list associated with the acquisition of Jimary Business Systems reduced the assets attributed to the Business Process and Information Systems Product Sales segments.

Goodwill – Changes in Recognized Value

The table below reflects the changes in recognized value of goodwill during the year ended December 31, 2005 by reportable segment. There were no changes in the recognized value of goodwill during the three-month period ended March 31, 2006.

Dollars in thousands	Balance January 1, 2005	2005 Acquisition/ Adjustment	Balance March 31, 2006
Attributed Segment:
Technology Infrastructure	$215	—	$215
Collaborative Solutions	494	2,078	2,572
Business Process	166	12	178
Information Systems Product Sales	40	4	44
Other Services	81	58	139

Total	$996	$2,152	$3,148

The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2005 resulted from adjustments to the purchase allocation of Jimary Business Systems.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three-month periods ended March 31, 2005 and 2006, and expected through December 31, 2011 follows.

Amortization Expense

(Dollars in thousands)

Recorded expense for the:
Three months ended March 31, 2005	$42
Three months ended March 31, 2006	67

Estimated expense to be recognized for the:
Year ended December 31, 2006	300
Year ended December 31, 2007	335
Year ended December 31, 2008	326
Year ended December 31, 2009	292
Year ended December 31, 2010	160
Year ended December 31, 2011	147

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The pro forma effect of the reduction in the estimated useful life of the customer list related to the acquisition of Allin Consulting-Pennsylvania on reported net income and EPS is as follows:

Three Months Ended March 31 (Dollars in thousands, except per share data)	2006
Reported net income	$365
Effect of change in estimated useful life on customer list amortization	5

Pro forma net income	$370

Reported basic and diluted EPS	$0.01
Effect of change in estimated useful life on customer list amortization	0.00

Pro forma basic and diluted EPS	$0.01

6. Income Taxes

The Company records current and deferred provisions for or benefits from income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases using enacted tax rates expected to be in effect for the years when the differences are expected to reverse. Valuation allowances reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the benefits.

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. The Company’s ability to obtain similar projects for these segments from existing or new customers in future periods will significantly impact the Company’s ability to realize future benefits from deferred tax assets. Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2005 and March 31, 2006. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During the year ended December 31, 2005 and the three-month period ended March 31, 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of March 31, 2006. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was increased by $97,000 during the three-month period ended March 31, 2005 and decreased by $123,000 during the three-month period ended March 31, 2006.

The provision for income taxes is comprised of the following for the three-month periods ended March 31, 2005 and 2006:

Three Months ended March 31 (Dollars in thousands)	2005	2006
Current
Federal	$—	$—
State	—	1

Total current	—	1
Deferred	(97)	123
Valuation Allowance	97	(123)

Total income tax (benefit) provision	$—	$1

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations is as follows for the three-month periods ended March 31, 2005 and 2006:

Three Months ended March 31 (Dollars in thousands)	2005	2006
Estimated provision for income taxes at federal statutory rate	$(59)	$124

Non-amortizable intangible asset	7	18
State income tax expense, net of federal benefit	—	1
Change in valuation allowance	97	(123)
Change in estimates and other	(45)	(19)

(Benefit from) provision for income taxes	$—	$1

The components of the deferred tax assets and liabilities, as of December 31, 2005 and March 31, 2006, are as follows:

Deferred Tax Assets and Liabilities

(Dollars in thousands)	December 31, 2005	March 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$7,867	$7,750
Intangible asset differences	500	485
Miscellaneous	46	55

	8,413	8,290
Valuation allowance	(8,275)	(8,152)

Net deferred tax assets	$138	$138

Deferred tax liabilities:
Intangible asset differences	$13	$13
Miscellaneous	3	3

	$16	$16

As of March 31, 2006, the Company estimates its potentially realizable net operating loss carryforwards are $19,551,000 and $22,039,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be $6,647,000 and $1,103,000, respectively, as of March 31, 2006, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2006 through 2026. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

There were no cash payments for income taxes during the three-month period ended March 31, 2005. Cash payments for income taxes were $1,000 during the three-month period ended March 31, 2006.

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

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media, Systems Integration, Information System Product Sales and Other Services. In the Company’s report for the quarterly fiscal period ended March 31, 2005, the segment Outsourced Services was separately reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in this report. The Company believes that revenue and gross profit from engagements involving outsourced resources no longer merit reporting as a separate segment. Revenue and gross profit for Other Services for the three-month period ended March 31, 2005 have been restated to include the amounts previously reported as Outsourced Services. Also in the report for the first quarter of 2005, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations. The July 2005 acquisition of CodeLab resulted in the Company performing systems integration operations during 2006 with a technology focus other than interactive media. Consequently, the Company believes the segment name Systems Integration provides a better description of segment operations than the previously used name. There was no change to the revenue, gross profit and assets reported for this segment as a result of the name change.

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

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands) Three Months ended March 31	2005	2006
Technology Infrastructure	$643	$1,101
Collaborative Solutions	1,026	1,803
Business Process	318	449
Interactive Media	461	212
Systems Integration	152	788
Information System Product Sales	248	311
Other Services	227	355

Consolidated Revenue from External Customers	$3,075	$5,019

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

	Revenue from Related Entities
(Dollars in thousands) Three Months ended March 31	2005	2006
Total Revenue from Services for Related Entities	$13	$10

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

	Gross Profit
(Dollars in thousands) Three Months ended March 31	2005	2006
Technology Infrastructure	$354	$667
Collaborative Solutions	558	1,131
Business Process	198	259
Interactive Media	419	163
Systems Integration	80	419
Information System Product Sales	71	78
Other Services	82	164

Consolidated Gross Profit	$1,762	$2,881

Assets

Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands)	December 31, 2005	March 31, 2006
Technology Infrastructure	$1,598	$1,565
Collaborative Solutions	5,701	6,470
Business Process	797	911
Interactive Media	429	373
Systems Integration	560	1,130
Information System Product Sales	335	275
Other Services	566	632
Corporate & Other	377	330

Consolidated Total Assets	$10,363	$11,686

Information about Major Customers

During each of the three-month periods ended March 31, 2005 and 2006, respectively, two significant customers accounted for greater than 10% of the Company’s consolidated revenue as shown below. A loss of any of these significant customers or a substantial decline in the level of services provided in a future period for any of these significant customers could significantly negatively impact the Company’s future results of operations and financial condition.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Period Ended March 31, 2005
572	18%	Interactive Media, Systems Integration, Information System Product Sales, Other Services
448	14%	Technology Infrastructure, Collaborative Solutions

Period Ended March 31, 2006
747	15%	Interactive Media, Systems Integration, Information System Product Sales, Other Services
711	14%	Technology Infrastructure, Collaborative Solutions, Systems Integration, Other Services

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, utilized in the operations of the Systems Integration and Information System Product Sales segments. In recent periods, these materials purchases were highly concentrated with several major suppliers.

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. The License and Supply Agreement does not include any minimum purchase requirement. During the three-month period ended March 31, 2005 and 2006, 65% and 38%, respectively, of materials purchases for the operations of these segments were from this major supplier.

The Business Process services provided by the Company also result in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier. During the three-month periods ended March 31, 2005 and 2006, 9% and 19%, respectively, of the Company’s overall materials purchases were from this supplier.

Purchases of materials utilized in Systems Integration operations were also concentrated with another significant supplier during the three-month period ended March 31, 2006, when 23% of materials purchases were from this major supplier. Materials purchases from this supplier were not significant during the three-month period ended March 31, 2005.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three-month periods ended March 31, 2005 and 2006. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A - Risk Factors in this Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

In the Company’s previous Report on Form 10-Q for the quarterly period ended March 31, 2005, the segment Outsourced Services was separately reported. The Company believes these operations no longer merit reporting as a separate segment. Information for Other Services for the three-month period ended March 31, 2005 has been reclassified to include the amounts previously reported separately as Outsourced Services. Also, in the previous report for the period ended March 31, 2005, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations. The Company’s July 2005 acquisition of CodeLab Technology Group, Inc. (“CodeLab”) resulted in systems integration operations with a technology focus other than interactive media. Consequently, the Company believes the segment name Systems Integration provides a better description of segment operations than the previously used segment name. There was no change to the information reported for this segment as a result of the name change.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate,” “plans,” “may,” “could,” “future” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part II, Item 1A - Risk Factors below.

Executive Summary

Overview of Services and Organization

The Company is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality applications, solutions and platforms that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s consulting operations center on four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Northern California in San Jose and Walnut Creek, in the Boston area in Wakefield, Massachusetts and Ft. Lauderdale, Florida.

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enable customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 25% and 22% of the Company’s consolidated revenue during 2005 and the first three months of 2006, respectively.

•	The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 36% of the Company’s consolidated revenue during both 2005 and the first three months 2006.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries to automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Great Plains, Solomon and MS CRM. Great Plains-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Solomon’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys MS CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh and Northern California offices. Business Process revenue represented 10% and 9% of the Company’s consolidated revenue during 2005 and the first three months of 2006, respectively.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 8% and 4% of the Company’s consolidated revenue during 2005 and the first three months of 2006, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•	Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers Carnival, Costa, Royal Caribbean and Celebrity, in projects related to the services provided by the Interactive Media Practice Area. Thirty-three shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. During 2006, Systems Integration operations also include implementation of a specialized technology platform for a customer in the financial services industry. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 8% and 16% of the Company’s consolidated revenue during 2005 and the first three months of 2006, respectively.

•	Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and associated products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 7% and 6% of the Company’s consolidated revenue during 2005 and the first three months of 2006, respectively.

•	The Other Services segment reflects revenue derived from outsourced resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects, amounts billed for out-of-pocket costs, and other activities peripheral to its operations including website hosting and archival services, referral commissions or placement fees. Other Services revenue represented 7% of the Company’s consolidated revenue during both 2005 and the first three months of 2006.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of March 31, 2006, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the Company’s consulting and systems integration operations. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended March 31, 2005 and 2006, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended March 31,		% Increase (Decrease) 2006
	2005	2006
Statement of Operations Data:
Revenue	$3,075	$5,019	63%
Gross profit	1,762	2,881	64%
Selling, general and administrative expenses	1,928	2,514	30%
Net (loss) income	(174)	365	—

Comparing the three months ended March 31, 2005 and 2006, the Company experienced period-to-period increases in revenue of $1,944,000 and gross profit of $1,119,000. The Company recorded increases of $1,117,000 (46%) in revenue and $691,000 (45%) in gross profit for consulting services. Significant period-to-period improvements in revenue and gross profit were realized by the Technology Infrastructure, Collaborative Solutions, Business Process, Systems Integration and Other Services segments. However, the Interactive Media segment experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Technology Infrastructure revenue and gross profit were $458,000 (71%) and $313,000 (88%), respectively, comparing the three-month periods ended March 31, 2005 and 2006. The increases resulted from demand for network architecture design and operating systems evaluation services associated with customer merger and acquisition activity and from the inclusion of CodeLab’s operations in the first quarter of 2006. The period-to-period increases in Collaborative Solutions revenue and gross profit were $777,000 (76%) and $573,000 (103%), respectively, comparing the three-month periods ended March 31, 2005 and 2006. Management believes the primary factors resulting in the increases were strong demand for business intelligence and custom application development services based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 SharePoint technology, and the acquisition of CodeLab. Comparing the three month periods ended March 31, 2005 and 2006, Business Process revenue and gross profit increased by $131,000 (41%) and $61,000 (31%), respectively. Management attributes the increases to the performance of larger and more complex Solomon and Microsoft CRM implementation projects in the first quarter of 2006.

Interactive Media projects involving the technical architecture design and configuration for a cruise ship interactive television system generated the majority of Interactive Media revenue and gross profit during the first quarter of 2006. Period-to-period declines in Interactive Media revenue of $249,000 (54%) and gross profit of $256,000 (61%) were realized, comparing the three-month periods ended March 31, 2005 and 2006. The declines resulted primarily from inclusion of revenue and gross profit in the first quarter of 2005 resulting from customer acceptance of two-fixed price system projects following the customer’s decision to not utilize certain alternate system components, which resulted in recognition of remaining project revenue with minimal associated cost of sales. The Company expects that Interactive Media revenue and gross profit will increase in the second quarter of 2006 as a result of an expected high level of scheduled project activity associated with cruise ship interactive television systems, but Interactive Media revenue and gross profit may decline in the third and fourth quarters of 2006 unless the Company is successful in obtaining a significant level of new projects.

Comparing the three month periods ended March 31, 2005 and 2006, Systems Integration revenue and gross profit increased by $636,000 (418%) and $339,000 (424%), respectively. Systems Integration operations during the first quarter of 2006 included significant project activity related to implementation of an interactive television system on a cruise ship and implementation of a specialized technology platform for a customer in the financial services industry. The Company expects that Systems Integration revenue and gross profit will increase in the second quarter of 2006 as a result of an expected high level of scheduled project activity associated with the implementation of interactive television systems on three cruise ships. Management anticipates that the second quarter will reflect the highest level of project activity during 2006. No assurance can be given that the Company will receive additional orders beyond those already received. Systems Integration revenue and gross profit realized in the third and fourth quarters of 2006 may be significantly less than levels realized in the first quarter and anticipated for the second quarter.

The increase in selling, general and administrative expenses for the three-month period ended March 31, 2006, as compared to the comparable period of 2005, was $586,000. The most significant contributing factors were the inclusion of expenses for CodeLab in the first quarter of 2006 and an increase in the Company’s consulting workforce. The general expenses of the Company include compensation related to consultants’ non-billable time, which includes training, education and technical analysis for project proposals, and can increase in periods when the Company is adding to its productive workforce. Another contributing factor was a period-to-period increase in depreciation and amortization expense, primarily resulting from 2006 amortization of intangible assets related to the CodeLab acquisition.

The Company’s cash balance decreased from $1,531,000 as of December 31, 2005 to $658,000 as of March 31, 2006, a decline of $873,000. The decline realized in the first quarter of 2006 related primarily from cash used of $803,000 for operating activities. The decline was primarily due to a significant increase in accounts receivable of $1,965,000, partially offset by a $707,000 increase in deferred revenue. Management attributes the increase in accounts receivable to a significantly higher level of revenue recognized in the first quarter of 2006 than in preceding quarters and to a significant advance billing under customer arrangements. There can be no assurance that the Company’s cash balance will increase over the remainder of 2006. The use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors may result in a further decrease.

On the Consolidated Balance Sheet as of March 31, 2006, the current portion of accrued dividends on preferred stock of $2,997,000 represents accrued dividends scheduled for payment within one year of that date on the Company’s Series C, D, F, G and H preferred stock. The substantial majority relates to Series C preferred stock, for which dividends have accrued without payment since 1996. These dividends are currently scheduled for payment within ten days of June 30, 2006, but the Company anticipates payment will be deferred. The accrued acquisition consideration balance of $999,000 on the Consolidated Balance Sheet as of March 31, 2006 represents an estimate of contingent purchase consideration related to the Company’s 2004 and 2005 acquisitions. Management believes it is highly likely that the accrued acquisition consideration will be paid during 2006. The Company’s material obligations may result in significant cash payments in 2006 and beyond. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania also has been designated with the Microsoft Business Solutions and Networking Solutions competencies. The Company’s technical expertise and quality of services have been recognized by Microsoft recently through several awards. In November 2005, Allin Consulting-California received two awards from Microsoft, the Q1 2006 General Manager’s Award for Best Practice to recognize exceptional service for small and medium-sized businesses and the Q1 2006 Terrific Teamwork Award for providing customers with solutions to solve their complex business issues developed through collaboration with Microsoft and other partners. In July 2005, Allin Consulting-California was named the winner of the West Region US Partner Field Award for Top Regional Partner – Winning on Value as one of the best Microsoft partners in the West Region. Allin Consulting-Pennsylvania received the Microsoft Q1 2005 Greater Pennsylvania District Area Award in recognition of its outstanding achievement as a Microsoft Partner. The Company intends to continue its specialization in Microsoft-based technology. Management believes that the Company’s Microsoft Gold-Certified Partner status and technical competency designations reflect the technological expertise necessary to quickly develop solutions capabilities for new Microsoft product offerings and serve as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, collaborative- and business process-based products since Microsoft has historically relied extensively on third-party partners to provide custom development and integration services to businesses implementing their technology. There can be no assurance, however, that the Company will realize any growth in revenue or improvement to results from its Microsoft-related expertise or future product introductions by Microsoft.

Potential customers for the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas include emerging organizations, mid-sized enterprises and Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes smaller to mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. The Company conducts joint marketing efforts with Microsoft, which is an important source of leads for potential customers for Technology Infrastructure, Collaborative Solutions and Business Process operations. The Company’s Pittsburgh and Northern California-based operations target businesses across a wide spectrum of industries. The Company’s experience in these regions has, however, resulted in the development of expertise in a number of industry vertical markets, including retail, manufacturing, technology, professional services and health care.

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

The Company’s Ft. Lauderdale-based operations have historically been concentrated among customers in the cruise industry. The Company’s expertise in designing and installing interactive television systems is recognized in the cruise industry, where the Company’s interactive television solutions have been the predominant system of choice for the world’s two largest cruise organizations, Carnival and Royal Caribbean. The Company’s interactive television solutions are flexible, with available thick-client, thin-client and hybrid platforms, enabling operations over digital, radio frequency-based and hybrid distribution systems The Company emphasizes the platform flexibility and cost effectiveness of its scalable solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems and the availability of comprehensive support services in its marketing efforts.

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

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Report on Form 10-K for the year ended December 31, 2005 and in Notes 1, 2, 5, 6 and 7 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related consulting and systems integration arrangements, involving services, computer hardware and equipment for interactive television systems, software, and post-contract support (“PCS”). Revenue Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying these projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 17% and 11% of the Company’s total revenue for the three-month periods ended March 31, 2005 and 2006, respectively.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Projects of this type are reviewed monthly, including consideration of any factors related to current or expected future progress on the projects and the Company’s past performance of similar projects. Any resulting changes to expected project labor are factored into the determination of cumulative percentage of completion used to determine current revenue recognition. Project arrangements may include PCS for a period following implementation of the specialized technology platform. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to expected total project labor, and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

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

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 1% and 3% of the Company’s total revenue for the three-month periods ended March 31, 2005 and 2006, respectively.

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

Goodwill and Other Intangible Assets. As of March 31, 2006, the Company’s intangible assets included goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of March 31, 2006, recognized balances for the customer lists, non-competition agreements and goodwill were $1,416,000, $111,000 and $3,148,000, respectively, net of amortization.

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

A decline in the actual proportion of Technology Infrastructure, Collaborative Solutions and Other Services cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania that exceeded the estimate was noted in the second half of 2005 and became more pronounced in the fourth quarter. The annual test for impairment indicated that undiscounted projected cash flows attributed to the customer list were less than the recorded value of the customer list. The Company recorded a loss of $484,000 as of December 31, 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows. Due to the decline in the proportion, the Company’s December 31, 2005 estimate indicated that cash flows attributable to this list were expected only through 2009, four years earlier than the end of the previously estimated useful life. During 2006, the Company prospectively changed its useful life assumption so that the remaining net recorded value as of the beginning of the year is amortized over the period through 2009. As of December 31, 2005, no impairment was indicated in the annual tests of the customer lists associated with the acquisitions of Computer Resources and CodeLab.

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

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in the cruise industry. Interactive Media and Systems Integration revenue experienced significant period-to-period declines when comparing the years ended December 31, 2004 and 2005 with prior years due to declines in the number of large projects involving implementation of interactive television systems on cruise ships. Accordingly, the Company’s estimates of the realizability of deferred tax assets arising primarily from net operating loss carryforwards include projections for future Interactive Media and Systems Integration operations based solely on projects included in committed backlog or considered highly likely to be undertaken.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of March 31, 2006. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2005 and the first quarter of 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of March 31, 2006. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $16,000 as of March 31, 2006, arising primarily from intangible asset differences, including tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems and software amortization. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of March 31, 2006 includes an estimated liability for accrued acquisition consideration of $999,000, including $986,000 and $13,000, respectively, related to the acquisitions of CodeLab in 2005 and Computer Resources in 2004.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provides for annual payments of contingent consideration to be paid for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods. After monitoring CodeLab’s operations for several months following the acquisition, management reviewed the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections and information included in an independent professional appraisal of CodeLab’s intangible assets to assess the likelihood of contingent consideration becoming due and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration will become due to the former holders of equity interests in CodeLab at the end of the first annual period. Management’s estimate of the contingent consideration expected to become due for the annual period ending July 31, 2006 is $1,023,000. It is anticipated that $112,000 of the estimated contingent consideration will be recorded as expense, with $47,000 and $28,000 of expense recorded during the year ended December 31, 2005 and the three months ended March 31, 2006, respectively, and the remaining $37,000 expected to be recorded as expense later in 2006. The remainder of the estimated contingent consideration for the first annual period was regarded as additional purchase price and was recorded as goodwill as of December 31, 2005. Management will monitor the results of CodeLab’s operations during the remainder of the first annual period and during each of the succeeding annual periods and will record additional liabilities when estimates can be reasonably determined and exceed any previously recorded liability, and management believes payment of the contingent consideration is highly likely.

The Asset Purchase Agreement related to the acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects with customers included on the acquired customer list. The Asset Purchase Agreement includes certain dates in 2005 and 2006 after which there will no longer be an obligation for purchase consideration related to newly contracted projects and product sales. As of March 31, 2006, accrued acquisition consideration of $13,000 is reflected on the Company’s Consolidated Balance Sheet for an estimate of additional purchase consideration regarded as highly likely to be paid in 2006, pursuant to management’s review of the terms of the Asset Purchase Agreement, certain agreements with customers and budgetary projections.

Certain Related Party Transactions

During the three-month periods ended March 31, 2005 and 2006, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was $34,000 during each of the quarterly periods ended March 31, 2005 and 2006. This represented 2% and 1% of selling, general and administrative expenses during these respective periods. The Company rents its Pittsburgh office space on a month-to-month basis. The Company expects this arrangement will continue until such time as the landlord identifies an alternate tenant for the Company’s space. At that time, the Company will likely enter into a long-term lease for its present space, move to other space within the same building or, if such space is not available, space in another building. Management believes the current arrangement is beneficial to the Company as it has avoided a long-term lease commitment.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended March 31, 2005 and 2006 and period-to-period percentage changes for each segment.

Revenue

(Dollars in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$643	$1,101	71%
Collaborative Solutions	1,026	1,803	76%
Business Process	318	449	41%
Interactive Media	461	212	(54)%
Systems Integration	152	788	418%
Information System Product Sales	248	311	25%
Other Services	227	355	56%

Consolidated Revenue	$3,075	$5,019	63%

Management attributes the increase of $458,000 in Technology Infrastructure revenue comparing the three-month periods ended March 31, 2005 and 2006 primarily to high demand for network architecture design and system evaluation services. A factor in the high demand for these services was merger and acquisition activity among the Company’s customers. Another factor in the period-to-period increase was the inclusion of Technology Infrastructure revenue for CodeLab in the first quarter of 2006. Management also believes that certain trends in technology continue to be favorable for the creation of demand for Technology Infrastructure services, including a business transition toward service-oriented technology architecture utilizing software delivered as a web-hosted, on-demand service, continuing business information security concerns over intrusion threats, and demand for data storage solutions that meet increasing compliance requirements. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $777,000 in revenue for the Collaborative Solutions Practice Area was realized for the three-month period ended March 31, 2006 as compared to the comparable period of the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for business intelligence solutions and custom application development based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology and the inclusion of revenue from CodeLab operations in the first quarter of 2006. The majority of the revenue recognized by CodeLab since the July 2005 acquisition for application development, support, maintenance and other services with respect to software applications has been Collaborative Solutions revenue. Management also believes certain broad trends in technology are favorable to long-term growth for Collaborative Solutions services, including expected continuing growth of Internet-based commerce and web-hosted software applications, and increasing demand for customized applications utilizing and supporting emerging technologies, such as wireless broadband technology, voice-over Internet protocol telephony and converged networks. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the period-to-period increase in Business Process revenue of $131,000, comparing the three months ended March 31, 2006 with the three months ended March 31, 2005, to enhanced staff depth and specialization following the integration of two businesses acquired in November 2004 and increased marketing efforts during 2005. However, no assurance can be given that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period.

The majority of Interactive Media consulting revenue realized in the first quarters of both 2005 and 2006 related to technical architecture design, configuration services and post-installation technical support for interactive television systems installed on cruise ships. The period-to-period decrease in revenue of $249,000 when comparing these periods, is attributable primarily to the 2005 recognition of the remaining consulting revenue under two fixed-price arrangements, for which most of the revenue had been recognized in 2004, upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components. There was no comparable project activity in the first quarter of 2006.

A period-to-period increase of $636,000 in revenue for the Systems Integration segment was realized for the three-month period ended March 31, 2006 as compared to the comparable period of the prior year. During the first quarter of 2006, Systems Integration revenue was primarily realized from two large projects involving the implementation of specialized technology platforms for customers in the cruise and financial services industries. There were no projects with a comparable level of services in the first quarter of 2005. Systems Integration operations are expected to remain highly concentrated among a small number of projects and customers. The Company continues to seek new customers and industry vertical markets for its Systems Integration operations. There can be no assurance that the Company will continue to receive significant orders for implementation of specialized technology platforms from existing or new customers.

The $63,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing the first quarters of 2005 and 2006, was attributable to increased sales of Microsoft Dynamics software and related products resulting from the growth in Business Process consulting services and increased sales of interactive television equipment for replacement parts for previously implemented shipboard interactive television platforms. Revenue for the Other Services segment increased $128,000, comparing the first quarters of 2005 and 2006, resulting from the inclusion of CodeLab operations and placement fee revenue in the first quarter of 2006. The majority of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the annual periods ended December 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Cost of Sales

(Dollars in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$289	$434	50%
Collaborative Solutions	468	672	44%
Business Process	120	190	58%
Interactive Media	42	49	17%
Systems Integration	72	369	413%
Information System Product Sales	177	233	32%
Other Services	145	191	32%

Consolidated Cost of Sales	$1,313	$2,138	63%

The period-to-period increase in cost of sales for the Technology Infrastructure Practice Area, comparing the three-month period ended March 31, 2006 to the three-month period ended March 31, 2005, corresponds with the change in revenue but is lower in percentage terms. Management attributes the change to several factors, including a decrease in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees and the inclusion of Technology Infrastructure services for the CodeLab operations in the first quarter of 2006. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area also corresponds with the change in revenue but is lower in percentage terms, also indicating a decrease in the proportion of the average hourly cost of Collaborative Solutions consultant labor to average hourly fees. Management also attributes the period-to-period growth in Collaborative Solutions cost of sales to the inclusion of CodeLab operations in the first quarter of 2006. The period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services in the first quarter of 2006. The increase in cost of sales for Business Process is more than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue.

A small increase of $7,000 was realized for Interactive Media cost of sales, comparing the quarter ended March 31, 2006 with the quarter ended March 31, 2005, despite a corresponding period-to-period decrease in revenue. Management primarily attributes the result to customer acceptance during 2005 of two fixed-price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision to not utilize certain alternate system components resulted in project completion at a reduced labor budget.

The increase in cost of sales for the Information System Product Sales, comparing the first quarters of 2005 and 2006, was consistent with the change in revenue and resulted from growth in sales of Microsoft Dynamics software and related products and sales of interactive television replacement parts. The period-to-period increase in Other Services cost of sales was significantly lower in percentage terms than the corresponding increase in revenue, and resulted primarily from the inclusion of CodeLab’s operations in the first quarter of 2006.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended March 31, 2005 and 2006 and period-to-period percentage changes for each segment.

Gross Profit

(Dollars in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$354	$667	88%
Collaborative Solutions	558	1,131	103%
Business Process	198	259	31%
Interactive Media	419	163	(61)%
Systems Integration	80	419	424%
Information System Product Sales	71	78	10%
Other Services	82	164	100%

Consolidated Gross Profit	$1,762	$2,881	63%

The significant period-to-period increase in gross profit of $313,000 for the Technology Infrastructure Practice Area, comparing the first quarter of 2006 to the first quarter of 2005 corresponds with period-to-period growth in revenue, but is higher in percentage terms. Factors contributing to this result include the inclusion of CodeLab’s operations in the first quarter of 2006 and a period-to-period improvement in the ratio of fees to labor cost. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $573,000. Again, the increase corresponds with significant period-to-period revenue growth, but is higher in percentage terms. Management believes the factors contributing to this result are the same as with the Technology Infrastructure Practice Area. The growth in gross profit for the Business Process Practice Area of $61,000, comparing the first quarters of 2005 and 2006, was lower in percentage terms than the corresponding change in revenue and resulted from a period-to-period increase in the proportion of labor costs to revenue.

Gross profit from Interactive Media services decreased by $256,000, when comparing the quarters ended March 31, 2005 and 2006. In percentage terms, the decrease in gross profit was more significant than the corresponding period-to-period decrease in revenue. As discussed above, management attributes the result to customer acceptance during 2005 of two fixed-price projects, which resulted in recognition of the remaining project revenue without significant additional cost of sales.

The period-to-period increase in Systems Integration gross profit of $339,000, when comparing the three months ended March 31, 2006 to the comparable period of the prior year, is consistent with the corresponding increase in revenue and resulted from the performance of a significant level of project activity during the first quarter of 2006 on projects involving the implementation of specialized technology platforms for customers in the cruise and financial services industries.

Other Services gross profit increased by $82,000, when comparing the first quarters of 2005 and 2006, as a result of the inclusion of CodeLab’s operations and placement fee revenue in the first quarter of 2006.

Selling, General & Administrative Expenses

The Company recorded $2,514,000 in selling, general and administrative expenses during the three months ended March 31, 2006, including $100,000 for depreciation and amortization and $2,414,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $1,928,000 during the three months ended March 31, 2005, including $65,000 for depreciation and amortization and $1,863,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $586,000, or 30%.

The period-to-period increase in other selling, general and administrative expenses was $551,000, or 30%. Significant contributing factors in the increase include a period-to-period increase in the Company’s workforce, primarily for practice area consultants, as a result of growth in demand for the Company’s services, the inclusion of expense for CodeLab’s operations in the first quarter of 2006 and an increase in sales and marketing personnel. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce. Significant period-to-period expense increases were also incurred for office rent and maintenance, travel and entertainment costs, primarily from the addition of expenses related to CodeLab’s operations.

The period-to-period increase of $35,000 in depreciation and amortization expense resulted from the inclusion in the first quarter of 2006 of amortization expense related to the customer list and non-competition agreement recorded in connection with the acquisition of CodeLab and additional depreciation resulting from computer hardware purchases for the Company’s growing workforce, the Company’s periodic upgrading of technology, and leasehold improvements and furniture for expansion of the Boston office.

Net (Loss) Income

The Company recorded net income of $365,000 for the three months ended March 31, 2006, as compared to a net loss of $174,000 for the three months ended March 31, 2005. The $539,000 period-to-period improvement in profitability is attributable to the $1,119,000 increase in gross profit from operations, partially offset by a $586,000 increase in selling, general and administrative expenses. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2006, the Company had no off-balance sheet arrangements with current effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash and liquid cash equivalents of $658,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2005 was a decrease of $873,000. Net cash flows used for operating activities were $803,000. The Company recognized net income for the three months ended March 31, 2005 of $365,000. The Company recorded non-cash expenses of $106,000 for depreciation of property and equipment, amortization of intangible assets and expense recognition for the fair value of outstanding stock options, resulting in net cash provided of $471,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $1,274,000 for the three months ended March 31, 2006. Major working capital adjustments resulting in cash used included increases in accounts receivable, costs and estimated gross margins in excess of billings and software development costs of $1,965,000, 297,000 and $91,000, respectively. Major working capital adjustments resulting in cash provided included increases in deferred revenue and billings in excess of costs and estimated gross margins of $707,000 and $219,000, respectively, and a decrease in unbilled services of $59,000. A contributing factor to the increases in both accounts receivable and deferred revenue was the advanced billing of a significant amount under customer arrangements. It is expected that the deferred revenue will be realized over the remainder of 2006.

Investing activities resulted in a net cash use of $56,000 for the three months ended March 31, 2006, including $33,000 for capital expenditures for computer hardware for the Company’s increased workforce, the periodic upgrading of technology and furniture and leasehold improvements related to expansion of the Company’s Boston office, and $23,000 related to acquisitions of businesses in prior periods. Financing activities resulted in cash used of $14,000 for the three months ended March 31, 2006. Significant financing activities included the payment of preferred stock dividends of $165,000, partially offset by net borrowing of $150,000 on the Company’s line of credit.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the seven succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2006. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2006, maximum borrowing availability under the S&T Loan Agreement was $3,488,000 and the outstanding loan balance was $150,000. As of April 28, 2006, maximum borrowing availability under the S&T Loan Agreement was $1,551,000, and the outstanding loan balance was $325,000. The primary factor in the decline in borrowing availability was the period outstanding for the significant advance billing under customer arrangements discussed above extending beyond sixty days.

Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During the first quarter of 2006, the interest rate under the S&T Loan Agreement ranged from a low of 8.25% to a high of 8.75%, which was in effect as of March 31, 2006. On May 10, 2006, the interest rate under the S&T Loan Agreement increased to 9.00%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $1,000 related to this revolving credit loan during the first quarter of 2006. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and the Fourth and Fifth Amendments to the Loan and Security Agreement filed as Exhibits 10.1 and 10.2 to the Company’s Report on Form 8-K filed on September 30, 2005. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred shares. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted.

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2006. The Company was in compliance with all other covenants as of March 31, 2006 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of March 31, 2006, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006. Any accrued and unpaid dividends as of June 30, 2006 on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through June 30, 2006. Accrued but unpaid dividends on the Series C preferred stock were $2,861,000 as of March 31, 2006 and $2,913,000 as of May 15, 2006. Payment of accrued dividends on Series C preferred stock is scheduled to occur within ten days of June 30, 2006. However, the Company’s management must determine the advisability of meeting the scheduled payment or deferring payment. Management expects that payment will be deferred. Payment in accordance with the schedule or thereafter is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Accrued dividends on Series C preferred stock are expected to be $2,967,000 as of June 30, 2006. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, future dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and are scheduled for quarterly payment, subject to legally available funds, prohibition of payment under the S&T Loan Agreement and management’s determination as to the advisability of payment. Management does not currently expect quarterly payments will be commenced during 2006.

As of March 31, 2006, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of March 31, 2006 and $7,000 as of May 15, 2006.

As of March 31, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of March 31, 2006 and $50,000 as of May 15, 2006.

As of March 31, 2006, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of March 31, 2006, the Company estimates the amount of the liquidation premium to be $2,449,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $44,000 as of March 31, 2006 and $22,000 as of May 15, 2006. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of March 31, 2006, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each October 31, January 31, April 30 and July 31, subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $48,000 as of March 31, 2006 and $12,000 as of May 15, 2006.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and the Company defers the scheduled 2006 payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for the remainder of 2006 for Series D, F, G and H preferred stock are $535,000. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

In connection with the Company’s July 26, 2005 sale of Series H preferred stock, the purchasers of Series H preferred stock also received warrants to purchase an aggregate of 2,500,000 shares of common stock which have an exercise price of $1.00 per share. The number of shares for which the Series H warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a dilutive issuance as described in the Form of Common Stock Warrant, which was filed as Exhibit 4.3 to the Company’s Report on Form 8-K filed on July 28, 2005. The exercise price may be paid in cash or by delivery of a like value, including liquidation value and any accrued but unpaid dividends, of Series C, D, F or G preferred stock. The warrants will expire July 26, 2020, unless exercised earlier.

The Purchase Agreement for the July 2005 acquisition of CodeLab provides for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments in all cash. The annual contingent payments due, if any, for the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods. Any payment becoming due shall be made by the Company not later than 120 days following the end of such annual period. The Company’s estimate of contingent consideration expected to become due for the annual period ending July 31, 2006 is $1,023,000. It is anticipated that $112,000 of the estimated contingent consideration will be recorded as expense. During 2005 and the first quarter of 2006, respectively, $47,000 and $28,000 of selling, general and administrative expenses were recognized by the Company. The remaining $37,000 is expected to be recorded as expense during the second and third quarters of 2006. The remainder of the estimated contingent consideration for the first annual period is regarded as additional purchase price and was recorded as goodwill as of December 31, 2005. Estimated contingent consideration of $986,000 is reflected on the Consolidated Balance Sheet as of March 31, 2006 as accrued acquisition consideration. Management will monitor the results of CodeLab’s operations during the remainder of the first annual period and during each of the succeeding annual periods. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. No contingent consideration was due for the first annual period. Management does not currently believe it is highly likely that contingent consideration will become due for the annual period ending November 30, 2006. Management will monitor the results of operations during the remainder of the second annual period and during the third annual period. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and management believes payment is highly likely for a given period. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of each such annual period.

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources. Purchase consideration paid during the first quarter of 2006 was $7,000. An estimate of $13,000 for contingent purchase consideration related to the acquisition of Computer Resources expected to be paid during the remainder of 2006 is included in accrued acquisition consideration on the Company’s Consolidated Balance Sheet as of March 31, 2006.

Capital expenditures during the three months ended March 31, 2006 were $33,000 and included purchases of computer hardware for the Company’s increased workforce, the Company’s periodic upgrading of technology, and for furniture and leasehold improvements for expansion of the Company’s Boston office. Management forecasts that capital expenditures during the remainder of 2006 will not exceed $325,000 and will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2006 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the three months ended March 31, 2006, capitalized software development costs of $91,000 were recorded by the Company related to enhanced applications for thick-client interactive television solutions, including purchased software development tools, testing equipment and the cost of internal labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The Company anticipates additional capitalized software development costs will not exceed $100,000 during the remainder of 2006.

The Company’s cash balances may be diminished over 2006 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, the anticipated payment of additional purchase consideration related to the acquisitions of CodeLab and Computer Resources, additional acquisitions of businesses and other factors. The number of major Interactive Media consulting projects and Systems Integration projects currently committed for 2006 remains low, which may negatively impact the Company’s cash balances if the Company is unsuccessful in obtaining additional projects to be performed during 2006. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time-to-time seek opportunities to acquire businesses or assets that would complement existing operations or expand the geographic scope of the Company’s operations. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or if the Company is unable to renew or replace the current credit facility after its expiration in September 2006. Such financing alternatives could include selling additional equity or debt securities, obtaining long- or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Recently Issued Accounting Standards

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

Item 4. Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the fiscal quarter ended March 31, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1A. Risk Factors

In addition to the other information included in this Report, you should carefully review and consider the factors discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, certain of which have been updated below. These factors could materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

We need to continually identify and obtain new engagements from existing and prospective customers to maintain the level of committed backlog necessary to sustain our ongoing consulting services and systems integration operations. If we fail to continually obtain new engagements, our business may be materially adversely affected.

As of March 31, 2006, our total committed backlog for consulting services and systems integration was $5,962,000. We expect to realize $5,639,000 of this amount as revenue during the remainder of 2006, $316,000 during 2007 and $7,000 during 2008. Consulting and systems integration revenue recorded in the first quarter of 2006 plus backlog expected to be earned during the remainder of 2006 represents 82% of 2005 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of March 31, 2006, our committed backlog for the Collaborative Solutions Practice Area was $2,705,000, of which we expected to earn $2,397,000 in 2006 and $308,000 in 2007. Collaborative Solutions revenue recorded in the first quarter of 2006 plus backlog expected to be earned in 2006 represents 82% of 2005 Collaborative Solutions revenue. Our acquisition of CodeLab substantially increased the backlog for Collaborative Solutions because CodeLab has several significant engagements for maintenance, analysis and support related to customers’ customized software applications, some of which are covered by long-term agreements. The projects for our Pittsburgh and Northern California operations and some of the projects for CodeLab included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the second quarter of 2006.

Committed backlogs for the Technology Infrastructure and Business Process Practice Areas were $562,000 and $423,000, respectively, as of March 31, 2006, all of which is expected to be earned in 2006. Revenue recorded in the first quarter of 2006 plus backlog expected to be earned in 2006 represents 47% and 64%, respectively, of 2005 Technology Infrastructure and Business Process revenue. We expect that the projects included in the committed backlogs for the Technology Infrastructure and Business Process Practice Areas will be performed over a relatively short time period, primarily in the second quarter of 2006.

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

As of March 31, 2006, committed backlog for Interactive Media consulting services was $850,000, all of which we expect to realize during 2006. Interactive Media revenue recorded in the first quarter of 2006 plus backlog represents 97% of 2005 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for newly built ships. Backlog as of

March 31, 2006 includes remaining consulting services for three projects of this type, a portion of the consulting for the Royal Caribbean Freedom of the Seas, for which most of the consulting was performed in the first quarter, the Celebrity Century and Costa Concordia.

To date, most of the significant Systems Integration projects have involved implementing specialized interactive television technology platforms on newly built ships in connection with the Interactive Media consulting services described above. As of March 31, 2006, committed backlog for Systems Integration was approximately $1,406,000, of which we expect to realize $1,391,000 during 2006. Systems Integration revenue recorded in the first quarter of 2006 plus backlog expected to be earned in 2006 represents 200% of 2005 Systems Integration revenue. Backlog for this practice area includes interactive television implementation projects for the Century and the Concordia, as well as the remaining portion for the Freedom of the Seas.

We are actively seeking to secure additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to increase in 2006, as compared to 2004 and 2005. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional orders for us beyond those already received. The declines realized in Interactive Media and Systems Integration revenue during 2005, as compared to the prior year, significantly contributed to the decline in our overall profitability in 2005. While management believes that revenue for these segments will likely increase in 2006, we must continue to secure additional projects to return to the levels of revenue realized by these segments prior to 2005.

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

Interactive Media consulting and Systems Integration projects accounted for 15% and 19%, respectively, of our revenue and gross profit for the year ended December 31, 2005, and 19% and 20%, respectively, of our revenue and gross profit for the three months ended March 31, 2006. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives, fuel costs and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

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

During the year ended December 31, 2005, Carnival, a significant Interactive Media and Systems Integration customer operating in the cruise industry, and Microsoft Consulting Services, a significant Technology infrastructure and Collaborative Solutions customer, each accounted for 14% of our consolidated revenue. During the three months ended March 31, 2006, Royal Caribbean, a significant Interactive Media and Systems Integration customer operating in the cruise industry, and Citigroup, a significant Technology infrastructure, Collaborative Solutions and Systems Integration customer, accounted for 15% and 14%, respectively, of our consolidated revenue. The loss of any of these customers would likely negatively impact our business, results of operations and financial condition.

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

As of March 31, 2006, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $2,861,000 as of March 31, 2006 and $2,913,000 as of May 15, 2006. Series C preferred stock earns dividends at the rate of 8% of the liquidation value thereof per annum, compounded quarterly, until June 30, 2006, within ten days of which initial payment of accrued dividends is scheduled. The accrued balance of dividends is expected to be $2,967,000 as of June 30, 2006. The Company’s management must determine the advisability of meeting the scheduled payment or deferring payment. Management expects that payment will be deferred. Payment in accordance with the schedule or thereafter is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement, which expires on September 30, 2006. Any accrued dividends on the Series C preferred stock not paid within ten days of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, future dividends on the Series C preferred stock will accrue and compound at a rate of 12% per annum and are scheduled for quarterly payments, subject to legally available funds. The Company’s management expects that payment of the scheduled quarterly dividends will also be deferred.

As of March 31, 2006, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of March 31, 2006 and $7,000 as of May 15, 2006.

As of March 31, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of March 31, 2006 and $50,000 as of May 15, 2006.

As of March 31, 2006, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $44,000 as of March 31, 2006 and $22,000 as of May 15, 2006.

As of March 31, 2006, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $48,000 as of March 31, 2006 and $12,000 as of May 15, 2006.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation filed with the Secretary of State of the State of Delaware on July 25, 2005 (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

Exhibit Number	Description of Exhibit (1)
4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	Summary of Annual Base Salaries for Executive officers of Allin Corporation Effective January 1, 2006 (incorporated by reference to Exhibit 10.35 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2005)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-Q are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: May 15, 2006	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

March 31, 2006

Exhibit Index

Exhibit Number	Description of Exhibit
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation filed with the Secretary of State of the State of Delaware on July 25, 2005 (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

Exhibit Number	Description of Exhibit (1)
4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	Summary of Annual Base Salaries for Executive officers of Allin Corporation Effective January 1, 2006 (incorporated by reference to Exhibit 10.35 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2005)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-Q are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.