Form 10-Q
period 2006-06-30
ALLIN CORP
filed 2006-08-14
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, $0.01 par value per share	7,467,339 shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate,” “plans,” “may,” “could,” “future” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A—Risk Factors as well as throughout Part I, Item 1A – Risk Factors included in Allin Corporation’s Report on Form 10-K for the year ended December 31, 2005. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	June 30, 2006
	(See Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,531	$863
Accounts receivable, net of allowance for doubtful accounts of $115 and $144	3,072	4,776
Unbilled services	211	133
Current portion of note receivable from employee	3	3
Inventory	72	122
Prepaid expenses	306	227
Costs and estimated gross margins in excess of billings	3	186
Deferred income tax asset	138	138

Total current assets	5,336	6,448

Property and equipment, at cost:
Leasehold improvements	467	472
Furniture and equipment	1,222	1,284

	1,689	1,756
Less—accumulated depreciation	(1,465)	(1,534)

	224	222

Other assets:
Non-current portion of note receivable from employee	6	4
Other assets	3	—
Software development costs	50	271
Goodwill, net of accumulated amortization of $3,742	3,148	3,242
Other intangible assets, net of accumulated amortization of $1,206 and $1,340	1,596	1,462

Total assets	$10,363	$11,649

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	June 30, 2006
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$866	$977
Accrued liabilities:
Compensation and payroll taxes	211	358
Current portion of dividends on preferred stock	2,883	140
Other	122	102
Customer deposits	109	126
Billings in excess of costs and estimated gross margins	505	69
Deferred revenue	361	851
Income taxes payable	41	12
Accrued acquisition consideration	986	1,113

Total current liabilities	6,084	3,748

Non-current portion of dividends on preferred stock	41	3,008
Deferred income tax liability	16	36

Total liabilities	6,141	6,792
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares 1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 7,467,339 shares	75	75
Additional paid-in-capital	39,150	38,597
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(44,209)	(43,021)

Total shareholders’ equity	4,222	4,857

Total liabilities and shareholders’ equity	$10,363	$11,649

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Revenue:
Consulting services	$2,559	$3,675	$5,007	$7,240
Systems integration	624	1,349	776	2,137
Information system product sales	435	262	683	573
Other services	219	339	446	694

Total revenue	3,837	5,625	6,912	10,644

Cost of sales:
Consulting services	1,026	1,499	1,945	2,844
Systems integration	298	571	370	940
Information system product sales	314	195	491	428
Other services	148	218	293	409

Total cost of sales	1,786	2,483	3,099	4,621

Gross profit:
Consulting services	1,533	2,176	3,062	4,396
Systems integration	326	778	406	1,197
Information system product sales	121	67	192	145
Other services	71	121	153	285

Total gross profit	2,051	3,142	3,813	6,023

Selling, general & administrative expenses:
Depreciation and amortization	75	103	140	203
Loss on disposal of assets	—	3	—	3
Other selling, general & administrative expenses	1,872	2,173	3,735	4,587

Total selling, general & administrative expenses	1,947	2,279	3,875	4,793

Income (loss) from operations	104	863	(62)	1,230

Interest income	(7)	(1)	(18)	(1)
Interest expense	3	10	22	11

Income (loss) before provision for income taxes	108	854	(66)	1,220
Provision for income taxes	—	31	—	32

Net income (loss)	108	823	(66)	1,188
Dividends and accretion on preferred stock	191	285	377	565

Net (loss) income attributable to common shareholders	$(83)	$538	$(443)	$623

(Loss) earnings per common share - basic	$(0.01)	$0.07	$(0.06)	$0.08

(Loss) earnings per common share - diluted	$(0.01)	$0.05	$(0.06)	$0.06

Weighted average shares outstanding - basic	6,967,339	7,467,339	6,967,339	7,467,339

Weighted average shares outstanding - diluted	6,967,339	11,928,972	6,967,339	11,931,184

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net (loss) income	(66)	1,188
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	140	203
Loss on disposal of assets	—	3
Provision for deferred income taxes	—	20
Fair value expense for stock options	—	11
Changes in certain assets and liabilities:
Accounts receivable	520	(1,704)
Unbilled services	(82)	78
Inventory	(14)	(50)
Prepaid expenses	(4)	79
Costs and estimated gross margins in excess of billings	(281)	(183)
Software development costs	—	(219)
Accounts payable	74	114
Accrued compensation and payroll taxes	114	147
Other accrued liabilities	(146)	43
Customer deposits	(16)	17
Billings in excess of costs and estimated gross margins	(369)	(436)
Income taxes payable	—	(29)
Deferred revenue	92	488

Net cash flows used for operating activities	(38)	(230)

Cash flows from investing activities:
Capital expenditures	(72)	(70)
Acquisition of businesses	3	(29)

Net cash flows used for investing activities	(69)	(99)

Cash flows from financing activities:
Loan repayment received from employee	1	2
Payment of note balance	(1,000)	—
Payment of dividends on preferred stock	(177)	(341)

Net cash flows used for financing activities	(1,176)	(339)

Net change in cash and cash equivalents	(1,283)	(668)
Cash and cash equivalents, beginning of period	3,091	1,531

Cash and cash equivalents, end of period	1,808	863

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 2005 and 2006 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2004 and 2005, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2005. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Goodwill and Other Intangible Assets, 6 – Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006 include the financial position of CodeLab Technology Group, Inc. (“CodeLab”), a wholly-owned subsidiary acquired by the Company on July 26, 2005. The Consolidated Statements of Operations and Cash Flows for the three- and six-month periods ended June 30, 2006 include the results of operations and cash flows of CodeLab. The comparable statements for the three- and six-month periods ended June 30, 2005 do not include the results of operations and cash flows of CodeLab. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2005 reflect reclassifications to the statements as originally reported to conform the prior period information to the current presentation. The caption “Outsourced Services,” previously reported on the Consolidated Statements of Operations as a separate line under revenue, cost of sales and gross profit, has been eliminated. Amounts previously reported for Outsourced Services have been combined with amounts reported under the caption “Other Services.” Outsourced Services revenue, cost of sales and gross profit are less significant to the Company’s Consolidated Statements of Operations in 2005 and 2006 than they had been in previous periods. The Company believes these operations no longer merit reporting as a separately captioned line. The reclassifications did not impact the Company’s aggregate revenue, cost of sales, gross profit, results of operations or earnings per share for the three- and six-month periods ending June 30, 2005.

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

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

consulting services is recognized separately based on SOP 97-2 and EITF No. 00-21. Revenue for the Company’s information system product sales is reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based on the Company’s assumption of primary responsibility for fulfillment of the sales, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue.

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

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged to customer projects. The standard hourly cost rates for salaried consultants, which represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and then adding a burden percentage estimate of payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is the hourly rate plus a burden percentage. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and fixed amounts for specified time periods. The Company uses incurred labor to expected total project labor as the basis for proportional performance. The aggregate of project labor charges at standard hourly cost rates is utilized as incurred labor cost.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related payroll taxes, benefits and workers compensation for the Company’s executive management, practice area management, sales, marketing, financial and administrative employees. Selling, general and administrative expenses also reflect the portion of consulting staff time not associated directly with customer projects. Such time for consultants includes education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Selling, general and administrative expenses include the cost for paid time off for all employees. Other significant selling, general and

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

administrative expenses include professional legal, accounting and consulting services, rent and operating expenses for the Company’s offices, travel, entertainment, communications and insurance. Selling, general and administrative expenses include depreciation and amortization and any losses recognized due to impairment or disposal of assets.

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

The Company’s convertible preferred stock and outstanding stock options and warrants were not included in the calculation of diluted EPS for the three- and six-month periods ended June 30, 2005. Since the Company recognized net losses attributable to common shareholders in these periods, the effect of inclusion would have been anti-dilutive. An additional 4,285,714 shares would have been included in the diluted EPS calculation for these periods related to the convertible preferred stock. A total of 9,110 shares related to 55,000 outstanding options, and 13,333 shares related to 60,000 outstanding options, for which the average market price of the Company’s common stock exceeded the exercise prices for the three- and six-month periods ended June 30, 2005, respectively, would have been included in the calculation of diluted EPS for the periods, if the effect were not anti-dilutive.

An additional 4,285,714 shares were included in the diluted EPS calculation for the three- and six-month periods ended June 30, 2006 related to Series G convertible preferred stock. The average market price of the Company’s common stock exceeded the exercise prices of 345,000 outstanding options during each of the three- and six-month periods ended June 30, 2006, resulting in the inclusion of 175,919 and 178,131 additional shares, respectively, in the calculations of diluted EPS for these periods.

The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for these periods.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2005 and June 30, 2006, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of June 30, 2006, one significant customer comprised 11% of the Company’s accounts receivable. As of December 31, 2005, one significant customer comprised 13% of the Company’s accounts receivable.

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

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006 include capitalized software development costs of $50,000 and $271,000, respectively. Software development costs include purchased software development tools, testing equipment and the cost of internal labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The costs incurred prior to the late 2005 attainment of technical feasibility, primarily for internal labor, were expensed. During the three- and six-month-periods ended June 30, 2005, respectively, the Company incurred $19,000 and $34,000 of research and development expense during the early stage of development of these software applications. There was no expense recorded during the three- and six-month periods ended June 30, 2006.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company plans to adopt FIN No. 48 beginning January 1, 2007. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the potential impact of adoption of FIN No. 48.

Supplemental Disclosure of Cash Flow Information

There were no cash payments for income taxes during the three-month period ended June 30, 2005. Cash payments for income taxes were $43,000 during the three-month period ended June 30, 2006. Cash payments for interest were $79,000 and $10,000 during the three-month periods ended June 30, 2005 and 2006, respectively. Cash payments of dividends were $87,000 and $175,000 during the three-month periods ended June 30, 2005 and 2006, respectively. Dividends of $174,000 and $247,000 were accrued but unpaid during the three-month periods ended June 30, 2005 and 2006, respectively, on outstanding shares of the Company’s preferred stock.

There were no cash payments for income taxes during the six-month period ended June 30, 2005. Cash payments for income taxes were $44,000 during the six-month period ended June 30, 2006. Cash payments for interest were $99,000 and $11,000 during the six-month periods ended June 30, 2005 and 2006, respectively. Cash payments of dividends were $177,000 and $341,000 during the six-month periods ended June 30, 2005 and 2006, respectively. Dividends of approximately $269,000 and $351,000 were accrued but unpaid during the six-month periods ended June 30, 2005 and 2006, respectively, on outstanding shares of the Company’s preferred stock.

The Company’s Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2006 include cash provided of $3,000 and cash used of $29,000, respectively, related to the acquisitions of McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”), Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) and CodeLab. The cash provided or used has been recorded as follows:

Six months ended June 30 (Dollars in thousands)	2005	2006
Accounts receivable	$(9)	$—
Customer list	39	—
Goodwill	16	94
Accounts payable	—	3
Accrued acquisition consideration	(33)	(71)
Other accrued liabilities	3	5
Deferred revenue	(19)	(2)

Net cash (provided from) used for acquisition of businesses	$(3)	$29

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

As of June 30, 2006, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

As of June 30, 2006	Aggregate Reserved Shares	Undesignated Shares Available for Future Grants
1996 Plan	266,000	64,555
1997 Plan	300,000	19,444
1998 Plan	375,000	146,650
2000 Plan	295,000	75,000

Total Allin Stock Plans	1,236,000	305,649

Summary of Stock Option Activity for the Allin Stock Plans from January 1, 2006 through June 30, 2006:

Six Months Ended	June 30, 2006
	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	1,030,328	$1.44
Exercisable	717,771	$1.89
Activity:
Granted	15,000	$0.56
Forfeitures	4,278	$4.14
Exercised	—	—
Expired	129,200	$3.24

June 30
Outstanding	911,850	$1.17
Exercisable	651,850	$1.52

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A total of 260,000 non-vested stock options were outstanding as of June 30, 2006, with 65,000 scheduled to vest during the remainder of 2006, 52,000 scheduled to vest in 2007, 47,000 scheduled to vest in each of the years 2008 through 2010, and 2,000 scheduled to vest in 2011, unless forfeited earlier. A total of 125,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 195,000 options to purchase shares, which do not have an early expiration provision.

Summary of Information for Stock Options Outstanding or Exercisable at June 30, 2006:

Information for Allin Stock Plans at June 30, 2006:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	360,000	$0.27	5.5 years	100,000	$0.25
From $1.00 to $1.99	442,000	$1.20	3.7 years	442,000	$1.20
From $2.00 to $2.99	20,000	$2.00	1.1 years	20,000	$2.00
From $4.00 to $4.99	89,850	$4.46	0.5 years	89,850	$4.46

	911,850	$1.17	4.0 years	651,850	$1.52

Summary of Information on Fair Value of Option Grants:

On March 1 and June 12, 2006, respectively, the Company awarded options to purchase 5,000 and 10,000 shares of common stock under the Allin Stock Plans. The grant prices were $0.60 per share and $0.54 per share, respectively, for the March and June grants, which reflected the market price of the Company’s common stock on the grant dates. The options granted on March 1, 2006 will vest on the first anniversary of the grant date, while 20% of the options granted on June 12, 2006 will vest on each of the first five anniversaries of the grant date.

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are assumptions for 2006 grants under the Allin Stock Plans.

Average risk free interest rate	4.75%
Expected dividend yield	0.0%
Average expected life of options	6.7 yrs.
Average expected volatility rate	149%

Average fair value of options granted during 2006	$0.54

The table below summarizes expense for the fair value of share-based payment arrangements, net income (loss) and (loss) earnings per share for the three- and six-month periods ended June 30, 2005 and 2006, as well as pro forma expense for the fair value of share-based payment arrangements, net income (loss) and loss per share for the three- and six-month periods ended June 30, 2005 as if the fair-value method provided under SFAS No. 123R had been in effect for the periods.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
As reported:
Fair value of share-based payment arrangements	$—	$6	$—	$12
Net income (loss)	108	823	(66)	1,188
Net (loss) income attributable to common shareholders	(83)	538	(443)	623
(Loss) earnings per share – basic	$(0.01)	$0.07	$(0.06)	$0.08
(Loss) earnings per share – diluted	$(0.01)	$0.05	$(0.06)	$0.06

Pro forma
Fair value of share-based payment arrangements	$6		$14
Net (loss) income	102		(80)
Net loss attributable to common shareholders	(89)		(457)
Loss per share – basic and diluted	$(0.01)		$(0.07)

Based on estimates for outstanding non-vested options as of June 30, 2006, the Company anticipates $8,000 of expense will be recognized over the remainder of 2006 and $10,000 of expense during each of the years 2007 through 2010 related to the fair value of share-based payment arrangements.

3. Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. As of June 30, 2006, all of the designated shares of Series C, D, F, G and H preferred stock were outstanding. The Company has no plans to issue any additional shares of any of the series of preferred stock outstanding as of June 30, 2006. The order of liquidation preference of the series of the Company’s preferred stock outstanding as of this date, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Accrued dividends on Series C preferred stock were $2,967,000 as of June 30, 2006. The initial payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management determined that meeting the scheduled payment was inadvisable at this time because, among other reasons, the Company’s credit agreement with S&T Bank currently prohibits payment of dividends on Series C preferred stock. Management deferred payment of the accrued dividends. Any future payment of dividends on Series C preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. The accrued dividends on the Series C preferred stock compound at a rate of 12% of the liquidation value thereof per annum effective as of July 1, 2006. Future dividends on the Series C preferred stock will also accrue and compound at a rate of 12% per annum and are scheduled for quarterly payment, subject to legally available funds, prohibition of payment under the S&T Loan Agreement and management’s determination as to the advisability of payment. Management does not currently expect quarterly payments will be commenced during 2006.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the six months ended June 30, 2006 is as follows:

(Dollars in thousands)	Additional Paid-in-Capital	Accumulated Deficit
Balance, December 31, 2005	$39,150	$(44,209)
Fair value of stock options	12	—
Dividends accrued on preferred stock	(565)	—
Net income	—	1,188

Balance, March 31, 2006	$38,597	$(43,021)

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

As of June 30, 2006, maximum borrowing availability under the revolving credit loan was $2,032,000. There was no outstanding balance under the S&T Loan Agreement as of this date. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the six months ended June 30, 2006, the rate of interest on outstanding borrowings under the revolving credit loan ranged from 8.25% to 9.25%, which was the rate in effect at the end of the period. There have been no changes to the interest rate subsequent to June 30, 2006.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarters ended March 31, 2006 and June 30, 2006 and is in compliance with all other covenants as of the date of filing this Report on Form 10-Q.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5. Goodwill and Other Intangible Assets

The Company follows Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but separable intangible assets deemed to have definite lives are amortized over their useful lives. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Goodwill and intangible assets associated with acquisitions prior to 2002, when SFAS Nos. 141, 142 and 144 were adopted, were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations (“APB No. 16”). Under APB No. 16, goodwill was an amortizable asset. The table below lists businesses acquired by the Company, year of acquisition and types of assets acquired.

Allin Corporation of California	1996	Goodwill
Allin Consulting of Pennsylvania, Inc.	1998	Goodwill, customer list
MEGAbase, Inc.	1998	Goodwill
Computer Resources	2004	Customer list
Jimary Business Systems	2004	Goodwill, customer list, non-competition agreement
CodeLab	2005	Goodwill, customer list, non-competition agreement

Information regarding goodwill and other intangible assets included in the Company’s Consolidated Balance Sheet follows:

As of June 30, 2006 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$2,662	$1,302	$1,360
Non-competition agreements	140	38	102

Total amortized intangible assets	$2,802	$1,340	$1,462

Unamortized intangible assets
Goodwill	6,984	3,742	3,242

Total intangible assets	$9,786	$5,082	$4,704

During the three- and six-month periods ended June 30, 2005, the customer list associated with the acquisition of Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) was amortized based on a period extending through 2013, while the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems were amortized based on periods estimated to extend through 2009. During the three- and six-month periods ended June 30, 2006, the customer list associated with the acquisition of CodeLab was amortized based on a period extending through 2013, while the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems were amortized based on periods through 2009. The estimated lives of the assets correspond with the periods of attributed cash flows in the Company’s most recent fair value estimates as of the beginning of the respective periods, or with CodeLab, the useful life recommended by independent appraisal. The non-competition agreement associated with the Jimary Business System acquisition is being amortized over its three-year term, while the agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal. Accumulated amortization for goodwill represents amortization expense incurred through December 31, 2001, after which amortization of goodwill was discontinued.

Impairment Testing

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, customer list, non-competition agreement and goodwill, net of accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities, to reporting units. The reporting units utilized are the Company’s reported segments

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

applicable to the acquired businesses, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California-based, Pittsburgh-based and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors to evaluate the value of goodwill are the valuation multiples and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill.

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

The Company also utilizes a cash flow model to estimate the fair value of the non-competition agreements. The model projects the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Industry information concerning expected growth in the technology consulting industry is used to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the technology consulting industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreements.

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

The Company’s estimates, as of December 31, 2004, for the proportions of Business Process and Information Systems Product Sales cash flows to be attributed in future periods to the customer list associated with the Jimary Business Systems acquisition was based on very limited operating results following the November 2004 acquisition. During 2005, a negative variation was noted between the expected and actual proportions of cash flows attributable to the list. The Company monitored the risk indicator and after determining that the variation was not a short-term effect, revised its cash flow projections and performed interim testing. The test indicated that undiscounted projected cash flows attributed to the customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $146,000 in the third quarter of 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill – Changes in Recognized Value

The table below reflects the changes in recognized value of goodwill during the year ended December 31, 2005 and the six months ended June 30, 2006 by reportable segment.

Dollars in thousands	Balance January 1, 2005	2005 Acquisition/ Adjustment	2006 Adjustment	Balance June 30, 2006
Attributed Segment:
Technology Infrastructure	$215	—	8	$223
Collaborative Solutions	494	2,078	69	2,641
Business Process	166	12	—	178
Systems Integration	—	—	11	11
Information Systems Product Sales	40	4	—	44
Other Services	81	58	6	145

Total	$996	$2,152	94	$3,242

The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2005 resulted from adjustments to the purchase allocation of Jimary Business Systems. The adjustment to goodwill during 2006 resulted from a revision in the estimate for contingent consideration expected to be paid in 2006 related to the acquisition of CodeLab.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three- and six-month periods ended June 30, 2005 and 2006, and expected through December 31, 2011 follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Three months ended June 30, 2005	$47
Three months ended June 30, 2006	65
Six months ended June 30, 2005	89
Six months ended June 30, 2006	132

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Amortization Expense (Dollars in thousands)
Estimated expense to be recognized for the:
Year ended December 31, 2006	300
Year ended December 31, 2007	401
Year ended December 31, 2008	391
Year ended December 31, 2009	358
Year ended December 31, 2010	160
Year ended December 31, 2011	147

Expected amortization expense for 2006 through 2009 includes estimated amortization expense related to software development costs. The Company expects to begin to amortize capitalized software development costs later in 2006.

The pro forma effect of the reduction in the estimated useful life of the customer list related to the acquisition of Allin Consulting-Pennsylvania on reported net income and EPS is as follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Reported net income	$823	$1,188
Effect of change in estimated useful life on customer list amortization	5	10

Pro forma net income	$828	$1,198

Reported basic EPS	$0.07	$0.08
Effect of change in estimated useful life on customer list amortization	0.00	0.00

Pro forma basic EPS	$0.07	$0.08

Reported diluted EPS	$0.05	$0.06
Effect of change in estimated useful life on customer list amortization	0.00	0.00

Pro forma diluted EPS	$0.05	$0.06

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

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. The Company’s ability to obtain similar projects for these segments from existing or new customers in future periods will significantly impact the Company’s ability to realize future benefits from deferred tax assets. Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2005 and June 30, 2006. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2005 and the three- and six-month periods ended June 30, 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of June 30, 2006. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was decreased by $18,000 and increased by $79,000, respectively, during the three- and six-month periods ended June 30, 2005, and decreased by $307,000 and $430,000, respectively during the three- and six-month periods ended June 30, 2006.

The provision for income taxes is comprised of the following for the three- and six-month periods ended June 30, 2005 and 2006:

(Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Current
Federal	$—	$12	$—	$12
State	—	—	—	1

Total current	—	12	—	13
Deferred	18	326	(79)	449
Valuation Allowance	(18)	(307)	79	(430)

Total income tax (benefit) provision	$—	$31	$—	$32

The current federal income tax provision for the three- and six-month periods ended June 30, 2006 is comprised of an estimate for alternative minimum tax.

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations is as follows for the three- and six-month periods ended June 30, 2005 and 2006:

(Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Estimated provision for income taxes at federal statutory rate	$37	$290	$(22)	$414

Non-amortizable intangible asset	7	18	14	36
State income tax expense, net of federal benefit	—	—	—	1
Change in valuation allowance	(18)	(307)	79	(430)
Change in estimates and other	(26)	30	(71)	11

Provision for income taxes	$—	$31	$—	$32

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of the deferred tax assets and liabilities, as of December 31, 2005 and June 30, 2006, are as follows:

Deferred Tax Assets and Liabilities (Dollars in thousands)	December 31, 2005	June 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$7,867	$7,447
Intangible asset differences	500	470
Miscellaneous	46	66

	8,413	7,983
Valuation allowance	(8,275)	(7,845)

Net deferred tax assets	$138	$138

Deferred tax liabilities:
Intangible asset differences	$13	$36
Miscellaneous	3	—

	$16	$36

As of June 30, 2006, the Company estimates its potentially realizable net operating loss carryforwards are $18,650,000 and $22,103,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be $6,341,000 and $1,106,000, respectively, as of June 30, 2006, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2006 through 2026. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

There were no cash payments for income taxes during the three- or six-month periods ended June 30, 2005. Cash payments for income taxes were $43,000 and $44,000, respectively, during the three- and six-month periods ended June 30, 2006.

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

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media, Systems Integration, Information System Product Sales and Other Services. In the Company’s report for the quarterly fiscal period ended June 30, 2005, the segment Outsourced Services was separately reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

segment Other Services in this report. The Company believes that revenue and gross profit from engagements involving outsourced resources no longer merit reporting as a separate segment. Revenue and gross profit for Other Services for the three- and six-month periods ended June 30, 2005 have been restated to include the amounts previously reported as Outsourced Services.

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

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Technology Infrastructure	$947	$918	$1,589	$2,019
Collaborative Solutions	945	1,719	1,972	3,522
Business Process	271	486	589	936
Interactive Media	396	552	857	763
Systems Integration	624	1,349	776	2,137
Information System Product Sales	435	262	683	573
Other Services	219	339	446	694

Consolidated Revenue from External Customers	$3,837	$5,625	$6,912	$10,644

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

	Revenue from Related Entities
(Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Total Revenue from Services for Related Entities	$13	$10	$25	$30

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

	Gross Profit
(Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Technology Infrastructure	$533	$514	$887	$1,181
Collaborative Solutions	510	1,005	1,067	2,137
Business Process	143	243	341	502
Interactive Media	347	414	767	576
Systems Integration	326	778	406	1,197
Information System Product Sales	121	67	192	145
Other Services	71	121	153	285

Consolidated Gross Profit	$2,051	$3,142	$3,813	$6,023

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
	December 31, 2005	June 30, 2006
Technology Infrastructure	$1,598	$1,562
Collaborative Solutions	5,701	5,884
Business Process	797	951
Interactive Media	429	839
Systems Integration	560	1,181
Information System Product Sales	335	276
Other Services	566	658
Corporate & Other	377	298

Consolidated Total Assets	$10,363	$11,649

Information about Major Customers

A significant portion of the Company’s revenue for the three- and six-month periods ended June 30, 2005 and 2006 was derived from a small number of customers as shown in the following table. Furthermore, the major customers included below utilizing the Interactive Media segment are concentrated in the cruise industry. One of the Company’s significant cruise line customers during the three-month period ended June 30, 2006 is an affiliate of one of the Company’s significant cruise line customers during for the six-month period ended June 30, 2006. A loss of any of these significant customers or a substantial decline in the level of services provided in a future period for any of these significant customers could significantly negatively impact the Company’s future results of operations and financial condition.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended June 30, 2005
954	25%	Interactive Media, Systems Integration, Information System Product Sales, Other Services
392	10%	Technology Infrastructure, Collaborative Solutions

Three Months Ended June 30, 2006
720	13%	Interactive Media, Systems Integration, Information System Product Sales
661	12%	Interactive Media, Systems Integration

Six Months Ended June 30, 2005
1,560	23%	Interactive Media, Systems Integration, Information System Product Sales, Other Services
839	12%	Technology Infrastructure, Collaborative Solutions

Six Months Ended June 30, 2006
1,299	12%	Interactive Media, Systems Integration, Information System Product Sales, Other Services
1,066	10%	Technology Infrastructure, Collaborative Solutions, Systems Integration, Other Services

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, utilized in the operations of the Systems Integration and Information System Product Sales segments. In recent periods, materials purchases for these segments were highly concentrated with several major suppliers. Percentages reported below are based on cumulative purchases of materials for both the Systems Integration and Information Systems Product Sales segments for the respective periods.

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. The License and Supply Agreement does not include any minimum purchase requirement. During the three-month periods ended June 30, 2005 and 2006, 4% and 53%, respectively, of materials purchases for the operations of these segments were from this major supplier. During the six-month periods ended June 30, 2005 and 2006, 50% and 45%, respectively, of materials purchases for the operations of these segments were from this major supplier.

The Business Process services provided by the Company also result in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier. During the three-month periods ended June 30, 2005 and 2006, 49% and 16%, respectively, of the Company’s overall materials purchases were from this supplier. During the six-month periods ended June 30, 2005 and 2006, 27% and 18%, respectively, of the Company’s overall materials purchases were from this supplier.

Purchases of materials utilized in Systems Integration operations were also concentrated with another significant supplier during the three- and six-month periods ended June 30, 2006, when 11% and 17%, respectively, of materials purchases were from this major supplier. Materials purchases from this supplier were not significant during the three- and six-months period ended June 30, 2005.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three- and six-month periods ended June 30, 2005 and 2006. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A—Risk Factors in this Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation. In the Company’s previous Report on Form 10-Q for the quarterly period ended June 30, 2005, the segment Outsourced Services was separately reported. The Company believes these operations no longer merit reporting as a separate segment. Information for Other Services for the three- and six-month periods ended June 30, 2005 has been reclassified to include the amounts previously reported separately as Outsourced Services.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “forecast,” “estimate,” “likely,” “anticipate,” “plans,” “may,” “could,” “future” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part II, Item 1A—Risk Factors below.

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

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 25% and 19% of the Company’s consolidated revenue during 2005 and the first six months of 2006, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 36% and 33% of the Company’s consolidated revenue during 2005 and the first six months of 2006, respectively.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries to automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software, including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh and Northern California offices. Business Process revenue represented 10% and 9% of the Company’s consolidated revenue during 2005 and the first six months of 2006, respectively.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”) and its affiliate, Celebrity Cruises (“Celebrity”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 8% and 7% of the Company’s consolidated revenue during 2005 and the first six months of 2006, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•	Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers Carnival, Costa, Royal Caribbean and Celebrity, in projects related to the services provided by the Interactive Media Practice Area. Thirty-four shipboard interactive television systems installed by the Company since 1995 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. During the first half of 2006, Systems Integration operations also included implementation of a specialized technology platform for a customer in the financial services industry. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 8% and 20% of the Company’s consolidated revenue during 2005 and the first six months of 2006, respectively.

•	Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and related products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 7% and 5% of the Company’s consolidated revenue during 2005 and the first six months of 2006, respectively.

•	The Other Services segment reflects revenue derived from outsourced resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects, amounts billed for out-of-pocket costs, and other activities peripheral to its operations, including website hosting and archival services, referral commissions or placement fees. Other Services revenue represented 7% of the Company’s consolidated revenue during both 2005 and the first six months of 2006.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of June 30, 2006, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the Company’s consulting and systems integration operations. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended June 30, 2005 and 2006, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended June 30,		% Increase (Decrease)
	2005	2006	2006
Statement of Operations Data:
Revenue	$3,837	$5,625	47%
Gross profit	2,051	3,142	53%
Selling, general and administrative expenses	1,947	2,279	17%
Net income	108	823	662%

Comparing the three months ended June 30, 2005 and 2006, the Company experienced period-to-period increases in revenue of $1,788,000 and gross profit of $1,091,000. The Company recorded increases of $1,116,000 (44%) in revenue and $643,000 (42%) in gross profit for consulting services. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Business Process, Interactive Media, Systems Integration and Other Services segments. However, the Technology Infrastructure and Information System Product Sales segments experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $774,000 (82%) and $495,000 (97%), respectively, comparing the three-month periods ended June 30, 2005 and 2006. Management believes the primary factors resulting in the increases were strong demand for business intelligence and custom application development services based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 SharePoint technology, and the acquisition of CodeLab. Comparing the three month periods ended June 30, 2005 and 2006, Business Process revenue and gross profit increased by $215,000 (79%) and $100,000 (70%), respectively. Management attributes the increases to the performance of larger and more complex projects based on Microsoft Dynamics technology in the second quarter of 2006.

Period-to-period increases in Interactive Media revenue of $156,000 (39%) and gross profit of $67,000 (19%) were realized, comparing the three-month periods ended June 30, 2005 and 2006. Interactive Media projects involving the technical architecture design and configuration for cruise ship interactive television systems generated the majority of Interactive Media revenue and gross profit during the second quarter of 2006. The period-to-period increases resulted from a high level of project activity associated with three cruise ship interactive television systems during the second quarter of 2006, whereas the peak period of project activity for only one ship occurred during the second quarter of 2005. Management expects Interactive Media revenue and gross profit will likely decline in the third and fourth quarters of 2006 due to a reduction in the expected level of peak project activity on major ship system projects.

Comparing the three-month periods ended June 30, 2005 and 2006, Systems Integration revenue and gross profit increased by $725,000 (116%) and $452,000 (139%), respectively. Systems Integration operations during the second quarter of 2006 included significant project activity related to implementation of interactive television systems on three cruise ships. Management anticipates that the second quarter will reflect the highest level of project activity during 2006. During July and August 2006, respectively, the Company received orders for interactive television systems for the Carnival Freedom and Royal Caribbean Liberty of the Seas. Management expects activity on these projects to begin in the third quarter of 2006, however, the majority of project activity is not expected to occur until 2007. No assurance can be given that the Company will receive additional orders beyond those already received. Systems Integration revenue and gross profit realized in the third and fourth quarters of 2006 may be significantly less than levels realized in the first and second quarters.

Period-to-period declines in Technology Infrastructure revenue and gross profit were $29,000 (3%) and $19,000 (4%), respectively, comparing the three-month periods ended June 30, 2005 and 2006. Management believes the declines resulted from a market lull prior to Microsoft’s anticipated introduction of updated versions of several important products, including Windows and Office software. Management believes the declines in Information System Product Sales revenue and gross profit of $173,000 (40%) and $54,000 (45%) are the result of normal period-to-period variability in sales of financial software products recommended during Business Process consulting engagements. Several large product sales of this type occurred during the second quarter of 2005.

The increase in selling, general and administrative expenses for the three-month period ended June 30, 2006, as compared to the comparable period of 2005, was $332,000. The most significant contributing factors were the inclusion of expenses for CodeLab in the second quarter of 2006 and an increase in the Company’s consulting workforce. The general expenses of the Company include compensation related to consultants’ non-billable time, which includes training, education and technical analysis for project proposals, and can increase in periods when the Company is adding to its productive workforce. Another contributing factor was a period-to-period increase in depreciation and amortization expense, primarily resulting from 2006 amortization of intangible assets related to the CodeLab acquisition.

The following provides a summary of key financial information from the Company’s Statements of Operations for the six-month periods ended June 30, 2005 and 2006, as well as period-to-period percentage changes.

	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in thousands)	2005	2006	2006
Statement of Operations Data:
Revenue	$6,912	$10,644	54%
Gross profit	3,813	6,023	58%
Selling, general and administrative expenses	3,875	4,793	24%
Net (loss) income	(66)	1,188	—

Comparing the six months ended June 30, 2005 and 2006, the Company experienced period-to-period increases in revenue of $3,732,000 and gross profit of $2,210,000. The Company recorded increases of $2,233,000 (45%) in revenue and $1,334,000 (43%) in gross profit for consulting services. Significant period-to-period improvements in revenue and gross profit were realized by the Technology Infrastructure, Collaborative Solutions, Business Process, Systems Integration and Other Services segments. However, the Interactive Media and Information System Product Sales segments experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Technology Infrastructure revenue and gross profit were $430,000 (27%) and $294,000 (33%), respectively, comparing the six-month periods ended June 30, 2005 and 2006. The increases, which were primarily realized in first quarter of 2006, resulted from demand for network architecture design and operating systems evaluation services associated with customer merger and acquisition activity and from the inclusion of CodeLab’s operations in the first half of 2006. The period-to-period increases in Collaborative Solutions revenue and gross profit were $1,550,000 (79%) and $1,070,000 (100%), respectively, comparing the six-month periods ended June 30, 2005 and 2006. Management believes the factors affecting Collaborative Solutions results for the three-month periods ended June 30, 2005 and 2006 discussed above, including strong demand for services based on Microsoft technology and the acquisition of CodeLab, also apply to a comparison of the first halves of 2005 and 2006. Comparing the six month periods ended June 30, 2005 and 2006, Business Process revenue and gross profit increased by $347,000 (59%) and $161,000 (47%), respectively. Management attributes the increases to the performance of larger and more complex projects based on Microsoft Dynamics technology in the first half of 2006.

Period-to-period declines in Interactive Media revenue of $94,000 (11%) and gross profit of $191,000 (25%) were realized, comparing the six-month periods ended June 30, 2005 and 2006. A significant factor in the period-to-period changes was the inclusion of revenue and gross profit in the first quarter of 2005 resulting from a customer’s acceptance of two-fixed price system projects following the customer’s decision not to utilize certain alternate system components, which resulted in recognition of remaining project revenue with minimal associated cost of sales. The increased Interactive Media revenue and gross profit in the second quarter of 2006, as compared to the second quarter of 2005, resulting from a high level of project activity associated with cruise ship interactive television systems, partially offset the negative variances realized in the first quarter of 2006.

Comparing the six month periods ended June 30, 2005 and 2006, Systems Integration revenue and gross profit increased by $1,361,000 (175%) and $791,000 (195%), respectively. Systems Integration operations during the first half of 2006 included significant project activity related to implementation of interactive television system on three cruise ships and implementation of a specialized technology platform for a customer in the financial services industry, as compared with significant project activity for only one shipboard system in the first half of 2005. Management anticipates that Systems Integration revenue and gross profit will decline in the second half of 2006, as the periods of peak activity for most of the significant projects expected to be performed in 2006 occurred during the first half of the year. As noted above, the Company received orders for shipboard systems for the Carnival Freedom and Royal Caribbean Liberty of the Seas in July and August 2006, respectively. No assurance can be given that the Company will receive additional orders. Systems Integration revenue and gross profit realized in the third and fourth quarters of 2006 may be significantly less than levels realized in the first and second quarters.

The increase in selling, general and administrative expenses for the six-month periods ended June 30, 2006, as compared to the comparable period of 2005, was $918,000. The most significant contributing factors were the inclusion of expenses for CodeLab in the first half of 2006 and an increase in the Company’s consulting workforce. Another contributing factor was a period-to-period increase in depreciation and amortization expense, primarily resulting from 2006 amortization of intangible assets related to the CodeLab acquisition.

The Company’s cash balance decreased from $1,531,000 as of December 31, 2005 to $863,000 as of June 30, 2006, a decline of $668,000. The decline in cash realized in the first half of 2006 resulted primarily from cash used of $230,000 for operating activities and $339,000 for financing activities. Several working capital changes, including a significant increase in accounts receivable of $1,704,000 and a significant decrease in billings in excess of costs and estimated gross margins of $436,000, were partially offset by a $488,000 increase in deferred revenue and cash generated from operations. Management attributes the increase in accounts receivable to a significantly higher level of revenue recognized in the first half of 2006 than in the prior year, with a resultant time lag for collection. There can be no assurance that the Company’s cash balance will increase over the remainder of 2006. The use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors may result in a further decrease.

Payment of accrued dividends on the Company’s Series C preferred stock of $2,967,000 was deferred indefinitely from the initially scheduled payment date of June 30, 2006. The Company’s management determined that meeting the scheduled payment was inadvisable because, among other reasons, the Company’s credit agreement with S&T Bank currently prohibits payment of dividends on Series C preferred stock. The accrued acquisition consideration balance of $1,113,000 on the Consolidated Balance Sheet as of June 30, 2006 represents an estimate of contingent purchase consideration related to the Company’s 2004 and 2005 acquisitions. Management believes it is highly likely that the accrued acquisition consideration will be paid during 2006. The Company’s material obligations may result in significant cash payments in 2006 and beyond. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania also has been designated with the Microsoft Business Solutions and Networking Solutions

competencies. The Company’s technical expertise and quality of services have been recognized by Microsoft recently through several awards. Allin Consulting-Pennsylvania received the Microsoft Eastern Region Partner of the Year Award in July 2006 in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft. Microsoft’s Eastern Region includes the entire eastern coastal area of the United States extending from Maine to Florida. In May 2006, Allin Consulting-California received the Northern California State-of-the-District Teaming Award in recognition of its cooperative work with Microsoft. Allin Consulting-California also received two awards from Microsoft in November 2005, the Q1 2006 General Manager’s Award for Best Practice for exceptional service for small and medium-sized businesses and the Q1 2006 Terrific Teamwork Award for providing customers with solutions to solve their complex business issues developed through collaboration with Microsoft and other partners. In July 2006, Allin Consulting-California was invited to participate as a member of the Microsoft US Sales & Service Partner Advisory Council which, along with other councils, are comprised of small groups of elite partners selected to provide insight and feedback on Microsoft’s strategic direction. The Company intends to continue its specialization in Microsoft-based technology. Management believes that the Company’s Microsoft Gold-Certified Partner status and technical competency designations reflect the technological expertise necessary to quickly develop solutions capabilities for new Microsoft product offerings and serve as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, collaborative- and business process-based products since Microsoft has historically relied extensively on third-party partners to provide custom development and integration services to businesses implementing their technology. There can be no assurance, however, that the Company will realize any growth in revenue or improvement to results from its Microsoft-related expertise or future product introductions by Microsoft.

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

The Company’s Boston office focuses its marketing efforts on application development for financial services businesses that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes for the financial services sector. Management believes CodeLab’s well-tested development methodology, robust technical framework and library of extensible software components enable CodeLab to deliver high quality solutions to financial services customers providing an immediate return on investment. CodeLab develops opportunities with potential and existing customers through client referrals, management networking and participation in professional organizations, building awareness of CodeLab’s technical and financial services industry expertise through published articles, and advertising in specialized financial services industry publications.

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

The Company’s practice areas primarily deliver consulting services that are either Allin-managed or co-managed with the customer. With the Allin-managed delivery method, practice area managers and consultants fully control the planning, development and implementation of turnkey solutions. Client personnel function as sources of information concerning the business need for which a solution is sought. With the co-managed delivery method, practice area managers, consultants and customer technical staff members collaborate in planning, developing and implementing solutions. The Company is fully or partially responsible for the development and implementation of technology-based solutions under the Allin-managed or co-managed delivery methods. Services delivered under these methods are viewed by management as being solutions-oriented due to the Company’s performance of high level managerial tasks.

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

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related consulting and systems integration arrangements involving some or all of the following attributes: services, computer hardware and equipment for specialized technology platforms, software, and post-contract support (“PCS”). Revenue Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying these projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 25% and 27% of the Company’s total revenue for the three-month periods ended June 30, 2005 and 2006, respectively, and 22% and 19% of the Company’s total revenue for the six-month periods ended June 30, 2005 and 2006, respectively.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. On a monthly basis, management reviews projects of this type and considers any factors related to current or expected future progress on the projects and the Company’s past performance of similar projects. Any resulting changes to expected project labor are factored into the determination of cumulative percentage of completion used to determine current revenue recognition. Project arrangements may include PCS for a period following implementation of the specialized technology platform. A portion of the contract value is allocated to the PCS based on the proportion of expected PCS-related labor to expected total project labor, and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

The Company’s recognition method for revenue for fixed-price Systems Integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred under the related arrangements to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for Systems Integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For Systems Integration projects of this type, management must estimate expected total labor hours and costs at the beginning of the project. Management reviews the status of such projects monthly, including labor hours incurred to date and expected for completion of the project, project timing, and issues impacting project performance. Management also considers the Company’s prior performance related to similar projects in determining expectations for current projects. Any changes to expected labor hours for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue recognition. Systems Integration arrangements do not include rights for software, hardware or equipment upgrades.

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 6% and 3% of the Company’s total revenue for the three-month periods ended June 30, 2005 and 2006, respectively, and 4% and 3% of the Company’s total revenue for the six-month periods ended June 30, 2005 and 2006, respectively.

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

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of June 30, 2006, recognized balances for the customer lists, non-competition agreements and goodwill were $1,360,000, $102,000 and $3,242,000, respectively, net of amortization.

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

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units and industry information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors regarding the customer lists are forecast growth rates for the information technology services industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists.

A decline in the actual proportion of Technology Infrastructure, Collaborative Solutions and Other Services cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania in excess of the estimate was noted in the second half of 2005 and became more pronounced in the fourth quarter. The annual test for impairment indicated that undiscounted projected cash flows attributed to the customer list were less than the recorded value of the customer list. The Company recorded a loss of $484,000 as of December 31, 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows. The Company’s December 31, 2005 estimate also indicated that cash flows attributable to this list were expected only through 2009, four years earlier than the end of the previously estimated useful life. During 2006, the Company prospectively changed its useful life assumption so that the remaining net recorded value as of the beginning of the year is amortized over the period through 2009.

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

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of June 30, 2006. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2005 and the first half of 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of June 30, 2006. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $36,000 as of June 30, 2006, arising primarily from intangible asset differences, including tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems and software amortization. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of June 30, 2006 includes an estimated liability for accrued acquisition consideration of $1,113,000, including $1,104,000 and $9,000, respectively, related to the acquisitions of CodeLab in 2005 and Computer Resources in 2004.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provides for annual payments of contingent consideration to be paid for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods. After monitoring CodeLab’s operations for several months following the acquisition, management reviewed the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections and information included in an independent professional appraisal of CodeLab’s intangible assets to assess the likelihood of contingent consideration becoming due and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration would become due to the former holders of equity interests in CodeLab at the end of the first annual period and recorded an estimated liability for contingent consideration a liability for its initial estimate as of December 31, 2005. Management continued to monitor the factors described above and subsequently adjusted its initial estimate of the liability. As of June 30, 2006, the Company’s liability for contingent consideration expected to become due for the annual period ending July 31, 2006 is $1,104,000. It is anticipated that $112,000 of the estimated contingent consideration will be recorded as expense, with $47,000 and $56,000 of expense recorded during the year ended December 31, 2005 and the six months ended June 30, 2006, respectively, and the remaining $9,000 expected to be recorded as expense in July 2006. The remainder of the estimated contingent consideration for the first annual period was regarded as additional purchase price and was recorded as goodwill. Management will perform a final calculation for the initial annual period to account for actual results of CodeLab’s operations during July 2006. During each of the succeeding annual periods, management will monitor CodeLab’s operations and will record additional liabilities for contingent consideration when estimates can be reasonably determined and exceed any previously recorded liability, and management believes payment of the contingent consideration is highly likely.

The Asset Purchase Agreement related to the acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects with customers included on the acquired customer list. The Asset Purchase Agreement includes certain dates in 2005 and 2006 after which there will no longer be an obligation for purchase consideration related to newly contracted projects and product sales. As of June 30, 2006, accrued acquisition consideration of $9,000 is reflected on the Company’s Consolidated Balance Sheet for an estimate of additional purchase consideration regarded as highly likely to be paid in 2006, pursuant to management’s review of the terms of the Asset Purchase Agreement, certain agreements with customers and budgetary projections.

Certain Related Party Transactions

During the three- and six-month periods ended June 30, 2005 and 2006, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. Rental expense related to this office was $34,000 during each of the three-month periods ended June 30, 2005 and 2006, and $68,000 during each of the six-month periods ended June 30, 2005 and 2006. This represented 2% of selling, general and administrative expenses during the three- and six-month periods ended June 30, 2005 and 1% of selling, general and administrative expenses during the three- and six-month periods ended June 30, 2006. The Company rents its Pittsburgh office space on a month-to-month basis. The Company expects this arrangement will continue until such time as either party seeks to make changes to the arrangement. At that time, the Company will likely enter into a long-term lease for its present space, move to other space within the same building or, if such space is not available, space in another building. Management believes the current arrangement is beneficial to the Company as it has avoided a long-term lease commitment.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended June 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$947	$918	(3)%
Collaborative Solutions	945	1,719	81%
Business Process	271	486	79%
Interactive Media	396	552	39%
Systems Integration	624	1,349	116%
Information System Product Sales	435	262	(40)%
Other Services	219	339	55%

Consolidated Revenue	$3,837	$5,625	47%

Management attributes the decline of $29,000 in Technology Infrastructure revenue comparing the three-month periods ended June 30, 2005 and 2006 primarily to a lull in market demand prior to Microsoft’s anticipated introduction of updated versions of several important technology products, including Windows and Office software. Management believes customers may be deferring spending on technology-based projects at present in anticipation of undertaking projects following the introduction of the Microsoft technology updates. Management believes that despite the present lull in demand, certain trends in technology continue to be favorable for the creation of demand for Technology Infrastructure services, including a business transition toward service-oriented technology architecture utilizing software delivered as a web-hosted, on-demand service, continuing business information security concerns over intrusion threats, and demand for data storage solutions that meet increasing compliance requirements. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $774,000 in revenue for the Collaborative Solutions Practice Area was realized for the three-month period ended June 30, 2006 as compared to the comparable period of the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for business intelligence solutions and custom application development based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology and the inclusion of revenue from CodeLab operations in the second quarter of 2006. The majority of the revenue recognized by CodeLab since the July 2005 acquisition has been Collaborative Solutions revenue for application development, support, maintenance and other services with respect to software applications. Management also believes certain broad trends in technology are favorable to long-term growth for Collaborative Solutions services, including expected continuing growth of Internet-based commerce and web-hosted software applications, and increasing demand for customized applications utilizing and supporting emerging technologies, such as wireless broadband technology, voice-over Internet protocol telephony and converged networks. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the period-to-period increase in Business Process revenue of $215,000, comparing the three months ended June 30, 2006 with the three months ended June 30, 2005, to continued efforts by the Company to enhance staff depth and technical capability, especially related to Dynamics CRM technology, and increased marketing efforts during the second half of 2005 and to date in 2006. Management believes revenue for the second quarter of 2005 was restrained by management’s focus on integration of two businesses acquired in November 2004. No assurance can be given, however, that the Business Process Practice Area will realize revenue equal to or greater than the current level in any future period.

The majority of Interactive Media consulting revenue realized in the second quarters of both 2005 and 2006 related to technical architecture design, configuration services and post-installation technical support for interactive television systems installed on cruise ships. The period-to-period increase in revenue of $156,000 is attributable primarily to the period of peak project activity for three shipboard interactive television systems during the second quarter of 2006, as compared to the period of peak project activity for only one shipboard interactive television system during the second quarter of 2005.

A period-to-period increase of $725,000 in revenue for the Systems Integration segment was realized for the three-month period ended June 30, 2006 as compared to the comparable period of the prior year. During the second quarter of 2006, Systems Integration revenue was primarily realized from three large projects involving the implementation of specialized interactive television technology platforms for customers in the cruise industry. The major projects included implementations for the Celebrity Century, which replaced an interactive television system previously installed by the Company in 1995, and for two newly constructed ships entering service, the Royal Caribbean Freedom of the Seas and the Costa Concordia. There was only one project with a comparable level of services in the second quarter of 2005, an interactive television implementation for the Carnival Liberty. Systems Integration operations are expected to remain highly concentrated among a small number of projects and customers. The Company continues to seek new customers and industry vertical markets for its Systems Integration operations. There can be no assurance that the Company will continue to receive significant orders for implementation of specialized technology platforms from existing or new customers. Based on the schedules for anticipated major projects, the Company expects to realize lower levels of Systems Integration revenue in the third and fourth quarters of 2006 than it realized during the second quarter of 2006.

Management attributes the $173,000 period-to-period decrease in revenue for the Information System Product Sales segment, comparing the second quarters of 2005 and 2006, to period-to-period variability in the sales of Microsoft Dynamics software and related products recommended during Business Process consulting engagements. Several large product sales of this type occurred during the second quarter of 2005, but there were no comparable large sales during the second quarter of 2006. Revenue for the Other Services segment increased $120,000, comparing the second quarters of 2005 and 2006, resulting from the inclusion of CodeLab operations in the second quarter of 2006, and growth in other ancillary revenues. The majority of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the quarterly periods ended June 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$414	$404	(2)%
Collaborative Solutions	435	714	64%
Business Process	128	243	90%
Interactive Media	49	138	182%
Systems Integration	298	571	92%
Information System Product Sales	314	195	(38)%
Other Services	148	218	47%

Consolidated Cost of Sales	$1,786	$2,483	39%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area, comparing the three-month period ended June 30, 2006 to the three-month period ended June 30, 2005, corresponds with the change in revenue but is lower in percentage terms. This change indicates a slight increase in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area corresponds with the change in revenue but is lower in percentage terms, indicating a decrease in the proportion of the average hourly cost of Collaborative Solutions consultant labor to average hourly fees. Management attributes the period-to-period growth in Collaborative Solutions cost of sales to the factors discussed above regarding the period-to-period increase in Collaborative Solutions revenue, including strong demand for business intelligence solutions and custom application development services, and the inclusion of CodeLab operations in the second quarter of 2006. The period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services in the second quarter of 2006. The increase in cost of sales for Business Process is more than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue.

An increase of $89,000 was realized for Interactive Media cost of sales, comparing the quarter ended June 30, 2006 with the quarter ended June 30, 2005. In percentage terms, the period-to-period increase in cost of sales is significantly higher than the change in revenue. Management primarily attributes this result to portions of the peak activity for three major projects occurring in close succession during the second quarter of 2006, which fully utilized the lower cost resources from the Interactive Media technical staff and necessitated increased usage of higher cost resources on the projects. As only one major project experienced peak activity during the second quarter of 2005, usage of the staff in this manner was not necessary.

The period-to-period increase in Systems Integration cost of sales of $273,000, when comparing the three months ended June 30, 2006 to the comparable period of the prior year, is consistent with the corresponding increase in revenue and resulted from the performance of a significant level of project activity during the second quarter of 2006 on three projects involving the implementation of specialized interactive television technology platforms for customers in the cruise industry, as compared to peak activity for only one comparable project occurring during the second quarter of 2005.

The decrease in cost of sales for the Information System Product Sales of $119,000, comparing the second quarters of 2005 and 2006, was consistent with the change in revenue. Management attributes the decline to period-to-period variability in the sale of Microsoft Dynamics software and related products. The period-to-period increase in Other Services cost of sales of $70,000, was consistent with the corresponding increase in revenue, and resulted primarily from the inclusion of CodeLab’s operations in the second quarter of 2006.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended June 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$533	$514	(4)%
Collaborative Solutions	510	1,005	97%
Business Process	143	243	70%
Interactive Media	347	414	19%
Systems Integration	326	778	139%
Information System Product Sales	121	67	(45)%
Other Services	71	121	70%

Consolidated Gross Profit	$2,051	$3,142	53%

The period-to-period decrease in gross profit of $19,000 for the Technology Infrastructure Practice Area from the second quarter of 2006 to the second quarter of 2005 corresponds with period-to-period change in revenue, but is higher in percentage terms. As discussed above, management attributes the change to a lull in demand pending the introduction of Microsoft product updates and a period-to-period decline in the ratio of fees to labor cost. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $495,000. The increase corresponds with significant period-to-period revenue growth, but is higher in percentage terms. Management believes the factors contributing to this result are strong demand for business intelligence solutions and custom application development services and the inclusion of CodeLab’s operations in the second quarter of 2006. The growth in gross profit for the Business Process Practice Area of $100,000, comparing the second quarters of 2005 and 2006, corresponds with revenue growth but was lower in percentage terms than the corresponding change in revenue, indicating a period-to-period increase in the proportion of labor costs to revenue.

Gross profit from Interactive Media services increased by $67,000, when comparing the quarters ended June 30, 2005 and 2006. In percentage terms, the increase in gross profit was less significant than the corresponding period-to-period increase in revenue. As discussed above, management attributes the result to a higher activity level on major projects, which resulted in an increase in gross margin, but also required a greater proportionate usage of higher-cost technical resources.

The period-to-period increase in Systems Integration gross profit of $452,000, when comparing the three months ended June 30, 2006 to the comparable period of the prior year, is consistent with the corresponding increase in revenue and resulted from the performance of a significant level of project activity during the second quarter of 2006 on three projects involving the implementation of specialized interactive television technology platforms for cruise industry customers, as compared to only one project of this type during the second quarter of 2005.

The $54,000 period-to period decline in Information System Product Sales gross profit, when comparing the first quarters of 2005 and 2006, was consistent with the corresponding change in revenue. Other Services gross profit increased by $50,000, when comparing the second quarters of 2005 and 2006, as a result of the inclusion of CodeLab’s operations in the second quarter of 2006.

Selling, General & Administrative Expenses

The Company recorded $2,279,000 in selling, general and administrative expenses during the three months ended June 30, 2006, including $103,000 for depreciation and amortization, a $3,000 loss on disposal of assets and $2,173,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $1,947,000 during the three months ended June 30, 2005, including $75,000 for depreciation and amortization and $1,872,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $332,000, or 17%.

The period-to-period increase in other selling, general and administrative expenses was $301,000, or 16%. Significant contributing factors to the increase include a period-to-period increase in the Company’s employees, primarily for practice area consultants, as a result of growth in demand for the Company’s services, the inclusion of expense for CodeLab’s operations in the second quarter of 2006 and an increase in sales and marketing personnel. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce. Significant period-to-period expense increases were also incurred for office rent and maintenance, promotion, travel and entertainment costs, primarily from the addition of expenses related to CodeLab’s operations.

The period-to-period increase of $28,000 in depreciation and amortization expense resulted from the inclusion in the second quarter of 2006 of amortization expense related to the customer list and non-competition agreement recorded in connection with the acquisition of CodeLab and additional depreciation resulting from computer hardware purchases for the Company’s growing workforce, the Company’s periodic upgrading of technology, and leasehold improvements and furniture for expansion of the Boston office.

Net Income

The Company recorded net income of $823,000 for the three months ended June 30, 2006, as compared to net income of $108,000 for the three months ended June 30, 2005. The $715,000 period-to-period improvement in profitability is attributable to the $1,091,000 increase in gross profit from operations, partially offset by a $332,000 increase in selling, general and administrative expenses. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above. During the three months ended June 30, 2006, the Company recorded a provision for income taxes of $31,000 for estimated alternative minimum tax and to record an increase in estimated deferred tax liabilities. There was no provision for income taxes recorded during the three months ended June 30, 2005.

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

The following table sets forth revenue for the Company’s operating segments for the six-month periods ended June 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,589	$2,019	27%
Collaborative Solutions	1,972	3,522	79%
Business Process	589	936	59%
Interactive Media	857	763	(11)%
Systems Integration	776	2,137	175%
Information System Product Sales	683	573	(16)%
Other Services	446	694	56%

Consolidated Revenue	$6,912	$10,644	54%

Management attributes the increase of $430,000 in Technology Infrastructure revenue comparing the six-month periods ended June 30, 2005 and 2006 to high demand, predominantly in the first quarter of 2006, for network architecture design and system evaluation services resulting from merger and acquisition activity among the Company’s customers. Another factor in the period-to-period increase was the inclusion of Technology Infrastructure revenue for CodeLab in the first half of 2006. Technology Infrastructure experienced a lull in market demand during the second quarter of 2006. Management believes customers may be deferring spending on technology-based projects at present in anticipation of undertaking projects following the introduction of Microsoft technology updates, including Windows and Office software, expected to occur in late 2006. There can be no assurance, however, that the introduction of updated Microsoft technology will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $1,550,000 in revenue for the Collaborative Solutions Practice Area was realized for the six-month period ended June 30, 2006 as compared to the comparable period of the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for business intelligence solutions and custom application development based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology and the inclusion of revenue from CodeLab operations in the first half of 2006.

Management attributes the period-to-period increase in Business Process revenue of $347,000, comparing the six months ended June 30, 2006 with the six months ended June 30, 2005, to enhanced staff depth and specialization, especially related to Dynamics CRM technology, and increased marketing efforts since mid-2005.

The majority of Interactive Media consulting revenue realized in the first halves of both 2005 and 2006 related to technical architecture design, configuration services and post-installation technical support for interactive television systems installed on cruise ships. The period-to-period decrease in revenue when comparing these periods was $94,000. Revenue recognized during the first half of 2005 included the recognition of remaining consulting revenue under two fixed-price arrangements, for which most of the revenue had been recognized in 2004, upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components, as well as revenue associated with a major ship system project. The first half of 2006 included consulting revenue associated with two major ship system projects and a significant portion of a third system.

A period-to-period increase of $1,361,000 in revenue for the Systems Integration segment was realized for the six-month period ended June 30, 2006 as compared to the comparable period of the prior year. During the first half of 2006, Systems Integration revenue was primarily realized from large projects involving the implementation of specialized technology platforms for three customers in the cruise industry and one financial services customer. There was only one project with a comparable level of services in the first half of 2005 for a cruise industry customer. Systems Integration operations are expected to remain highly concentrated among a small number of projects and customers. The Company continues to seek new customers and industry vertical markets for its Systems Integration operations. There can be no assurance that the Company will continue to receive significant orders for implementation of specialized technology platforms from existing or new customers.

The $110,000 period-to-period decrease in revenue for the Information System Product Sales segment, comparing the first halves of 2005 and 2006, was attributable to variability in the sales of Microsoft Dynamics software and related products recommended in association with Business Process consulting services. There were a greater number of large sales of Microsoft Dynamics products in the first half of 2005 than in the first half of 2006. Revenue for the Other Services segment increased $248,000, comparing the first halves of 2005 and 2006, resulting from the inclusion of CodeLab operations and placement fee revenue in the first half of 2006. The majority of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the six-month periods ended June 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$702	$838	19%
Collaborative Solutions	905	1,385	53%
Business Process	248	434	75%
Interactive Media	90	187	107%
Systems Integration	370	940	154%
Information System Product Sales	491	428	(13)%
Other Services	293	409	40%

Consolidated Cost of Sales	$3,099	$4,621	49%

The period-to-period increase in cost of sales for the Technology Infrastructure Practice Area of $136,000, comparing the six-month period ended June 30, 2006 to the six-month period ended June 30, 2005, corresponds with the change in revenue but is lower in percentage terms. Management attributes the change to several factors, including a decrease in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees, primarily in the first quarter of 2006, and the inclusion of Technology Infrastructure services for the CodeLab operations in the first half of 2006. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $480,000 also corresponds with the change in revenue but is lower in percentage terms, also indicating a decrease in the proportion of the average hourly cost of Collaborative Solutions consultant labor to average hourly fees. Management also attributes the period-to-period growth in Collaborative Solutions cost of sales to increased demand for business intelligence and custom application development services and the inclusion of CodeLab operations in the first half of 2006. The period-to-period increase in cost of sales for the Business Process Practice Area of $186,000 is primarily attributable to the increase in the level of services in the first half of 2006. The increase in cost of sales for Business Process is more than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue.

An increase of $97,000 was realized for Interactive Media cost of sales, comparing the six months ended June 30, 2006 with the six months ended June 30, 2005, despite a corresponding period-to-period decrease in revenue. Management primarily attributes the result to customer acceptance during 2005 of two fixed-price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision not to utilize certain alternate system components resulted in project completion at a reduced labor budget. There was no similar recognition of revenue without significant associated cost of sales during the first half of 2006.

The increase in Systems Integration cost of sales of $570,000, comparing the first halves of 2005 and 2006, corresponds with the period-to-period change in Systems Integration revenue. The increase resulted from cost of sales being incurred related to four significant specialized technology platforms during the first half of 2006, as compared to only one project of this type during the first half of 2005.

The decrease in cost of sales for the Information System Product Sales segment, comparing the first halves of 2005 and 2006, was consistent with the change in revenue and resulted from variability in sales of Microsoft Dynamics software and related products. The period-to-period increase in Other Services cost of sales was significantly lower in percentage terms than the corresponding increase in revenue, and resulted primarily from the inclusion of CodeLab’s operations in the first half of 2006.

The following table sets forth gross profit for the Company’s operating segments for the six-month periods ended March 31, 2005 and 2006 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$887	$1,181	33%
Collaborative Solutions	1,067	2,137	100%
Business Process	341	502	47%
Interactive Media	767	576	(25)%
Systems Integration	406	1,197	195%
Information System Product Sales	192	145	(24)%
Other Services	153	285	86%

Consolidated Gross Profit	$3,813	$6,023	58%

The significant period-to-period increase in gross profit of $294,000 for the Technology Infrastructure Practice Area, comparing the first half of 2006 to the first half of 2005, corresponds with period-to-period growth in revenue, but is higher in percentage terms. Factors contributing to this result include the inclusion of CodeLab’s operations in the first half of 2006 and a period-to-period improvement in the ratio of fees to labor cost. The growth in Technology Infrastructure gross profit was realized in the first quarter of 2006, with a slight decline realized in the second quarter. The Collaborative Solutions Practice Area experienced an improvement in gross profit of $1,070,000 in the first half of 2006 as compared to the first half of 2005. Again, the increase corresponds with significant period-to-period revenue growth, but is higher in percentage terms. Management believes the factors contributing to this result are strong demand for business intelligence and custom application development services and the inclusion of CodeLab’s operations in the first half of 2006. The growth in gross profit for the Business Process Practice Area of $161,000, comparing the first halves of 2005 and 2006, was lower in percentage terms than the corresponding increase in revenue due to a period-to-period increase in the proportion of labor costs to revenue.

Gross profit from Interactive Media services decreased by $191,000, when comparing the six-month periods ended June 30, 2005 and 2006. In percentage terms, the decrease in gross profit was more significant than the corresponding period-to-period decrease in revenue. As discussed above, management attributes this result to a customer’s acceptance during 2005 of two fixed-price projects, which resulted in recognition of the remaining project revenue without significant additional cost of sales. There was no comparable project activity during the first half of 2006.

The period-to-period increase in Systems Integration gross profit of $791,000, when comparing the six months ended June 30, 2006 to the comparable period of the prior year, is consistent with the corresponding increase in revenue and resulted from the performance of a significant level of project activity during the first half of 2006 on projects involving the implementation of specialized technology platforms for four customers in the cruise and financial services industries. Comparable project activity was performed for only one cruise industry customer during the first half of 2005.

The decrease in gross profit for Information System Product Sales of $47,000, comparing the first halves of 2005 and 2006, was consistent with the change in revenue and resulted from variability in sales of Microsoft Dynamics software and related products. Other Services gross profit increased by $132,000, when comparing the first halves of 2005 and 2006, as a result of the inclusion of CodeLab’s operations and placement fee revenue in the first half of 2006.

Selling, General & Administrative Expenses

The Company recorded $4,793,000 in selling, general and administrative expenses during the six months ended June 30, 2006, including $203,000 for depreciation and amortization, a $3,000 loss on disposal of assets and $4,587,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $3,875,000 during the six months ended June 30, 2005, including $140,000 for depreciation and amortization and $3,735,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $918,000, or 24%.

The period-to-period increase in other selling, general and administrative expenses was $852,000, or 23%. Significant contributing factors in the increase include a period-to-period increase in the Company’s employees, primarily for practice area consultants, as a result of growth in demand for the Company’s services, the inclusion of expense for CodeLab’s operations in the first half of 2006 and an increase in sales and marketing personnel. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce. Significant period-to-period expense increases were also incurred for office rent and maintenance, promotion, travel, entertainment, communications and software costs, primarily from the addition of expenses related to CodeLab’s operations.

The period-to-period increase of $63,000 in depreciation and amortization expense resulted from the inclusion in the first half of 2006 of amortization expense related to the customer list and non-competition agreement recorded in connection with the acquisition of CodeLab and additional depreciation resulting from computer hardware purchases for the Company’s growing workforce, the Company’s periodic upgrading of technology, and leasehold improvements and furniture for expansion of the Boston office.

Net (Loss) Income

The Company recorded net income of $1,188,000 for the six months ended June 30, 2006, as compared to a net loss of $66,000 for the six months ended June 30, 2005. The $1,254,000 period-to-period improvement in profitability is attributable to the $2,210,000 increase in gross profit from operations, partially offset by a $918,000 increase in selling, general and administrative expenses. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2006, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At June 30, 2006, the Company had cash and liquid cash equivalents of $863,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2005 was a decrease of $668,000. Net cash flows used for operating activities were $230,000. The Company recognized net income for the six months ended June 30, 2006 of $1,188,000. The Company recorded non-cash expenses of $237,000 for depreciation of property and equipment, amortization of intangible assets, loss on disposal of assets, provision for deferred income taxes and expense recognition for the fair value of outstanding stock options, resulting in net cash provided of $1,425,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $1,195,000 for the six months ended June 30, 2006. Major working capital adjustments resulting in cash used included increases in accounts receivable, costs and estimated gross margins in excess of billings and software development costs of $1,704,000, $183,000 and $219,000, respectively, and a decrease in billings in excess of costs and estimated gross margins of $436,000. Major working capital adjustments resulting in cash provided included increases in deferred revenue, accounts payable and accrued compensation and payroll taxes of $488,000, $114,000 and $147,000, respectively, and decreases in unbilled services and prepaid expenses of $78,000 and $79,000, respectively. A contributing factor to the increase in deferred revenue was the advanced billing of a significant amount under customer arrangements. It is expected that the deferred revenue will be realized over the remainder of 2006.

Investing activities resulted in a net cash use of $99,000 for the six months ended June 30, 2006, including $70,000 for capital expenditures for computer hardware for the Company’s increased workforce, the periodic upgrading of technology and furniture and leasehold improvements related to expansion of the Company’s Boston office, and $29,000 related to acquisitions of businesses in prior periods. Financing activities resulted in cash used of $339,000 for the six months ended June 30, 2006, primarily for the payment of preferred stock dividends of $341,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the seven succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2006. The Company is currently in discussions with S&T Bank regarding renewal of the S&T Loan Agreement for another year. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged sixty days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of June 30, 2006, maximum borrowing availability under the S&T Loan Agreement was $2,032,000, and there was no outstanding loan balance. As of July 28, 2006, maximum borrowing availability under the S&T Loan Agreement was $2,107,000, and the outstanding loan balance was $40,000.

Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During the first half of 2006, the interest rate under the S&T Loan Agreement ranged from a low of 8.25% to a high of 9.25%, which was in effect as of June 30, 2006. There have been no changes in the interest rate subsequent to June 30, 2006. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $9,000 and $10,000 related to this revolving credit loan during the three- and six-month periods ended June 30, 2006, respectively. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarters ended March 31 and June 30, 2006. The Company was in compliance with all other covenants as of June 30, 2006 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of June 30, 2006, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. As of July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Accrued but unpaid dividends on the Series C preferred stock were $2,967,000 as of June 30, 2006 and

$3,048,000 as of August 14, 2006. Payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management determined that meeting the scheduled payment was inadvisable due to liquidity considerations and a restrictive covenant in the S&T Bank Loan Agreement and has indefinitely deferred payment of dividends on Series C preferred stock. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if it is still in effect. Any future payment of dividends on Series C preferred stock is also subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through September 30, 2006. Accrued dividends on the Series C preferred stock as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, future dividends on the Series C preferred stock are scheduled for quarterly payment, subject to legally available funds, prohibition of payment under the S&T Loan Agreement and management’s determination as to the advisability of payment. Management currently expects scheduled quarterly dividend payments will also be indefinitely deferred.

As of June 30, 2006, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of June 30, 2006 and $6,000 as of August 14, 2006.

As of June 30, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of June 30, 2006 and $50,000 as of August 14, 2006.

As of June 30, 2006, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of June 30, 2006, the Company estimates the amount of the liquidation premium to be $2,648,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of June 30, 2006 and $22,000 as of August 14, 2006. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of June 30, 2006, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each October 31, January 31, April 30 and July 31, subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of June 30, 2006 and $12,000 as of August 14, 2006.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and the Company continues deferral of the scheduled 2006 payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for the last six months of 2006 for Series D, F, G and H preferred stock will be $360,000. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2006. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

The Purchase Agreement for the July 2005 acquisition of CodeLab provides for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments in all cash. The annual contingent payments due, if any, for the three annual periods ending July 31, 2006, 2007 and 2008 will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods. Any payment becoming due shall be made by the Company not later than 120 days following the end of such annual period. The Company’s estimate of contingent consideration expected to become due for the annual period ending July 31, 2006 is $1,113,000. It is anticipated that $112,000 of the estimated contingent consideration will be recorded as expense. During 2005 and the first half of 2006, respectively, $47,000 and $56,000 of selling, general and administrative expenses were recognized by the Company for the estimated contingent consideration. The remaining $9,000 is expected to be recorded as expense during July 2006. The remainder of the estimated contingent consideration for the first annual period is regarded as additional purchase price. A total of $919,000 was recorded as goodwill as of December 31, 2005, with an additional $82,000 recorded as goodwill during 2006 based on estimate revision. Estimated contingent consideration of $1,104,000 is reflected on the Consolidated Balance Sheet as of June 30, 2006 as accrued acquisition consideration. Management expects to complete a final calculation of contingent consideration due for the annual period ended July 31, 2006 and to pay the contingent consideration due within the permitted 120 days. Management expects the payment will include both cash and shares of the Company’s common stock, based on the terms of the Purchase Agreement. Management will monitor the results of CodeLab’s operations during each of the succeeding annual periods. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded.

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

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources. Purchase consideration paid during the first half of 2006 was $10,000. An estimate of $9,000 for contingent purchase consideration related to the acquisition of Computer Resources expected to be paid during the remainder of 2006 is included in accrued acquisition consideration on the Company’s Consolidated Balance Sheet as of June 30, 2006.

Capital expenditures during the six months ended June 30, 2006 were $70,000 and included purchases of computer hardware for the Company’s increased workforce, the Company’s periodic upgrading of technology, and for furniture and leasehold improvements for expansion of the Company’s Boston office. Management forecasts that capital expenditures during the remainder of 2006 will not exceed $130,000 and will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2006 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the three months ended June 30, 2006, capitalized software development costs of $221,000 were recorded by the Company related to enhanced applications for thick-client interactive television solutions, including purchased software development tools, testing equipment and the cost of internal labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The Company anticipates additional capitalized software development costs will not exceed $125,000 during the remainder of 2006.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives requiring bifurcation, clarifies certain requirements of SFAS No. 133 regarding strips and amends SFAS No. 140 to eliminate certain prohibitions on qualifying special purpose entities. Implementation of SFAS No. 154 is required for the first annual period beginning after September 15, 2006. The Company plans to adopt SFAS No. 155 beginning January 1, 2007. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company plans to adopt FIN No. 48 beginning January 1, 2007.

Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the potential impact of adoption of FIN No. 48.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4. Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended June 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2006, our total committed backlog for consulting services and systems integration was $4,103,000. We expect to realize $3,489,000 of this amount as revenue during the remainder of 2006, $599,000 during 2007 and $15,000 during 2008. Consulting and Systems Integration revenue recorded in the first half of 2006 plus backlog expected to be earned during the remainder of 2006 represents 105% of 2005 consulting and Systems Integration revenue. Backlog includes unrealized revenue related to:

•	fixed-price projects,

•	service arrangements under which fixed amounts are billed for specified time periods, and

•	management’s estimate of future fees for committed projects billed on an hourly basis.

The actual revenue that we realize from the projects included in backlog is subject to variability in timing due to project schedule delays or acceleration and to variability in the amount due to many factors, including the actual hours required for hourly-based projects and additions or reductions in project scope.

Committed backlog for the Technology Infrastructure Practice Area was $373,000 as of June 30, 2006, all of which expected to be earned in 2006. Revenue recorded in the first half of 2006 plus backlog expected to be earned in 2006 represents 67% of 2005 Technology Infrastructure revenue. We expect that the projects included in the committed backlog for the Technology Infrastructure Practice Area will be performed over a relatively short time period, primarily in the third quarter of 2006. Technology Infrastructure backlog as of June 30, 2006 represents a significant decline of $189,000 from the March 31, 2006 level. We believe we are experiencing a lull in demand for Technology Infrastructure services prior to Microsoft’s planned introduction of updated version of several important technology products, including Windows and Office software. We believe customers may be delaying spending on technology-based projects until the introduction of the Microsoft technology updates.

As of June 30, 2006, our committed backlog for the Collaborative Solutions Practice Area was $2,629,000, of which we expected to earn $2,039,000 in 2006, $575,000 in 2007 and $15,000 in 2008. Collaborative Solutions revenue recorded in the first half of 2006 plus backlog expected to be earned in 2006 represents 109% of 2005 Collaborative Solutions revenue. Our acquisition of CodeLab substantially increased the backlog for Collaborative Solutions because CodeLab has several significant engagements for maintenance, analysis and support related to customized software applications previously developed for their customers, some of which are covered by long-term agreements. The projects for our Pittsburgh and Northern California operations and some of the projects for CodeLab included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the third quarter of 2006.

Committed backlog for the Business Process Practice Area was $644,000 as of June 30, 2006, of which $621,000 is expected to be earned in 2006, and $23,000 is expected to be earned in 2007. Revenue recorded in the first half of 2006 plus backlog expected to be earned in 2006 represents 114% of 2005 Business Process revenue. We expect that the projects included in the committed backlog for the Business Process Practice Area will be performed over a relatively short time period, primarily the third and fourth quarters of 2006.

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

As of June 30, 2006, committed backlog for Interactive Media consulting services was $166,000, all of which we expect to realize during 2006. Interactive Media revenue recorded in the first half of 2006 plus backlog represents 84% of 2005 Interactive Media revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for newly built ships. Backlog as of June 30, 2006 includes remaining consulting services for one project of this type, a portion of the consulting for Costa Concordia. In July and August 2006, respectively, we received orders for interactive television systems for the Carnival Freedom and Royal Caribbean Liberty of the Seas, which significantly increases the Interactive Media backlog.

To date, most of the significant Systems Integration projects have involved implementing specialized interactive television technology platforms on newly built ships in connection with the Interactive Media consulting services described above. As of June 30, 2006, committed backlog for Systems Integration was approximately $290,000, all of which we expect to realize during 2006. Systems Integration revenue recorded in the first half of 2006 plus backlog expected to be earned in 2006 represents 223% of 2005 Systems Integration revenue. Backlog for this practice area includes the remaining portion of an interactive television implementation project for the Concordia, as well as implementation of a specialized technology platform for a financial services customer. The orders for the Carnival Freedom and Royal Caribbean Liberty of the Seas received in July and August 2006 also include Systems Integration projects related to the Interactive Media projects described above. The orders significantly increase the Systems Integration backlog.

We are actively seeking to secure additional consulting and Systems Integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to increase in 2006, as compared to 2004 and 2005. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional orders for us beyond those already received. The declines realized in Interactive Media and Systems Integration revenue during 2005, as compared to the prior year, significantly contributed to the decline in our overall profitability in 2005. While Systems Integration revenue realized in the first half of 2006 already exceeds 2005 revenue and Interactive Media revenue is anticipated to increase in 2006, we must continue to secure additional projects to return to the levels of revenue realized by these segments prior to 2005.

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

Interactive Media consulting and Systems Integration projects accounted for 15% and 19%, respectively, of our revenue and gross profit for the year ended December 31, 2005, and 27% and 29%, respectively, of our revenue and gross profit for the six months ended June 30, 2006. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives, fuel costs and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We may experience additional concentration of revenue among significant customers and in specific market sectors in future periods as a result of our acquisition of CodeLab, which focuses on the financial services sector, with a small number of customers representing significant portions of CodeLab’s revenue. Any factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab.

During the year ended December 31, 2005, Carnival, a significant Interactive Media and Systems Integration customer operating in the cruise industry, and Microsoft Consulting Services, a significant Technology Infrastructure and Collaborative Solutions customer, each accounted for 14% of our consolidated revenue. During the six months ended June 30, 2006, Royal Caribbean, a significant Interactive Media and Systems Integration customer operating in the cruise industry, and Citigroup, a significant Technology Infrastructure, Collaborative Solutions and Systems Integration customer operating in the financial services industry, accounted for 12% and 10%, respectively, of our consolidated revenue. The loss of any of these customers would likely negatively impact our business, results of operations and financial condition.

Item 3. Defaults Upon Senior Securities

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series D, F, G and H preferred stock. A significant arrearage of dividends has accrued on Series C preferred stock because dividends were not initially scheduled to be paid until within ten days of June 30, 2006. The Company’s management determined that meeting the scheduled payment was inadvisable due to liquidity considerations and a restrictive covenant in the S&T Bank Loan Agreement and has indefinitely deferred payment of dividends on Series C preferred stock. The Company’s current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement, which expires on September 30, 2006.

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

As of June 30, 2006, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $2,967,000 as of June 30, 2006 and $3,048,000 as of August 14, 2006. As of July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Payment of dividends on Series C preferred stock at any future date is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. The Company’s

current credit agreement with S&T Bank prohibits payment of dividends on Series C preferred stock during the term of the agreement, which expires on September 30, 2006. Accrued dividends as of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. After June 30, 2006, future dividends on the Series C preferred stock are scheduled for quarterly payments, subject to legally available funds. The Company’s management expects that payment of the scheduled quarterly dividends will also be deferred indefinitely.

As of June 30, 2006, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of June 30, 2006 and $6,000 as of August 14, 2006.

As of June 30, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of June 30, 2006 and $50,000 as of August 14, 2006.

As of June 30, 2006, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of June 30, 2006 and $22,000 as of August 14, 2006.

As of June 30, 2006, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $50,000 as of June 30, 2006 and $12,000 as of August 14, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on Thursday, May 18, 2006. The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

(1)	Election of Directors for one year terms to hold office until the next Annual Meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

Nominee	Votes For	Votes Against	Votes Abstaining	Votes Withheld
Richard W. Talarico	7,353,139	0	0	5,700
Brian K. Blair	7,350,339	0	0	8,500
Anthony L. Bucci	7,354,339	0	0	4,500
William C. Kavan	7,353,839	0	0	5,000
James S. Kelly	7,354,339	0	0	4,500
Anthony C. Vickers	7,354,339	0	0	4,500

(2)	Ratification of the appointment of Malin, Bergquist & Company, LLP as independent public accountants for the Company for the year ending December 31, 2006. Votes cast were 7,354,639 for ratification, 4,000 against ratification and 200 abstaining.

There were a total of 7,467,339 shares of the Company’s common stock and 150 shares of the Company’s Series G preferred stock (having voting rights equivalent to a total of 794,250 shares of common stock) eligible to vote at the Annual Meeting.

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

ALLIN CORPORATION
(Registrant)

Date: August 14, 2006	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

June 30, 2006

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