Form 10-Q
period 2006-09-30
ALLIN CORP
filed 2006-11-14
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, $0.01 par value per share	7,828,981 shares

Allin Corporation

Form 10-Q

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A - Risk Factors as well as throughout Part I, Item 1A – Risk Factors included in Allin Corporation’s Report on Form 10-K for the year ended December 31, 2005. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	September 30, 2006
	(See Note 1)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,531	$731
Accounts receivable, net of allowance for doubtful accounts of $115 and $120	3,072	4,385
Unbilled services	211	251
Current portion of note receivable from employee	3	3
Inventory	72	229
Prepaid expenses	306	298
Costs and estimated gross margins in excess of billings	3	300
Deferred income tax asset	138	138

Total current assets	5,336	6,335

Property and equipment, at cost:
Leasehold improvements	467	473
Furniture and equipment	1,222	1,298

	1,689	1,771
Less—accumulated depreciation	(1,465)	(1,565)

	224	206

Other assets:
Non-current portion of note receivable from employee	6	4
Other assets	3	—
Software development costs	50	395
Goodwill, net of accumulated amortization of $3,742	3,148	3,410
Other intangible assets, net of accumulated amortization of $1,206 and $1,407	1,596	1,395

Total assets	$10,363	$11,745

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	September 30, 2006
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$866	$1,388
Accrued liabilities:
Compensation and payroll taxes	211	370
Current portion of dividends on preferred stock	2,883	141
Other	122	128
Customer deposits	109	88
Billings in excess of costs and estimated gross margins	505	110
Deferred revenue	361	505
Income taxes payable	41	20
Accrued acquisition consideration	986	1,307

Total current liabilities	6,084	4,057

Non-current portion of dividends on preferred stock	41	3,174
Deferred income tax liability	16	11

Total liabilities	6,141	7,242

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 7,467,339 shares	75	75
Additional paid-in-capital	39,150	38,257
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(44,209)	(43,035)

Total shareholders’ equity	4,222	4,503

Total liabilities and shareholders’ equity	$10,363	$11,745

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Revenue:
Consulting services	$2,956	$3,466	$7,963	$10,705
Systems integration	202	287	978	2,424
Information system product sales	195	278	878	852
Other services	310	370	756	1,064

Total revenue	3,663	4,401	10,575	15,045

Cost of sales:
Consulting services	1,230	1,603	3,175	4,447
Systems integration	97	134	467	1,074
Information system product sales	154	195	644	623
Other services	164	172	458	581

Total cost of sales	1,645	2,104	4,744	6,725

Gross profit:
Consulting services	1,726	1,863	4,788	6,258
Systems integration	105	153	511	1,350
Information system product sales	41	83	234	229
Other services	146	198	298	483

Total gross profit	2,018	2,297	5,831	8,320

Selling, general & administrative expenses:
Depreciation and amortization	104	99	245	302
Loss on impairment or disposal of assets	147	—	147	3
Other selling, general & administrative expenses	1,955	2,229	5,689	6,816

Total selling, general & administrative expenses	2,206	2,328	6,081	7,121

(Loss) income from operations	(188)	(31)	(250)	1,199

Interest income	(5)	—	(23)	(1)
Interest expense	3	—	25	11

(Loss) income before provision for income taxes	(186)	(31)	(252)	1,189

(Benefit from) provision for income taxes	(5)	(17)	(5)	15

Net (loss) income	(181)	(14)	(247)	1,174

Dividends and accretion on preferred stock	250	346	627	911

Net (loss) income attributable to common shareholders	$(431)	$(360)	$(874)	$263

(Loss) earnings per common share - basic	$(0.06)	$(0.05)	$(0.12)	$0.04

(Loss) earnings per common share - diluted	$(0.06)	$(0.05)	$(0.12)	$0.03

Weighted average shares outstanding - basic	7,331,469	7,467,339	7,090,050	7,467,339

Weighted average shares outstanding - diluted	7,331,469	7,467,339	7,090,050	11,931,184

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net (loss) income	(247)	1,174
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	245	302
Loss on impairment or disposal of assets	147	3
Provision for deferred income taxes	—	(5)
Fair value expense for stock options	—	18
Changes in certain assets and liabilities:
Accounts receivable	(389)	(1,313)
Unbilled services	(53)	(40)
Inventory	(6)	(157)
Prepaid expenses	(21)	8
Costs and estimated gross margins in excess of billings	8	(297)
Software development costs	—	(345)
Other assets	(2)	—
Accounts payable	280	525
Accrued compensation and payroll taxes	89	159
Other accrued liabilities	(177)	99
Customer deposits	(32)	(21)
Billings in excess of costs and estimated gross margins	(315)	(395)
Income taxes payable	—	(21)
Deferred revenue	63	142

Net cash flows used for operating activities	(410)	(164)

Cash flows from investing activities:
Capital expenditures	(114)	(84)
Acquisition of businesses	(2,547)	(34)

Net cash flows used for investing activities	(2,661)	(118)

Cash flows from financing activities:
Net borrowing (repayment) for bank line of credit	1	—
Loan repayment received from employee	2	2
Proceeds from issuance of preferred stock and warrants	2,500	—
Payment of note balance	(1,000)	—
Payment of dividends on preferred stock	(266)	(520)

Net cash flows provided by (used for) financing activities	1,237	(518)

Net change in cash and cash equivalents	(1,834)	(800)
Cash and cash equivalents, beginning of period	3,091	1,531

Cash and cash equivalents, end of period	1,257	731

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 2005 and 2006 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2004 and 2005, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2005. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Goodwill and Other Intangible Assets, 6 - Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006 include the financial position of CodeLab Technology Group, Inc. (“CodeLab”), a wholly-owned subsidiary acquired by the Company on July 26, 2005. The Consolidated Statements of Operations and Cash Flows for the three- and nine-month periods ended September 30, 2006 include the results of operations and cash flows of CodeLab. The comparable statements for the three- and nine-month periods ended September 30, 2005 include the results of operations and cash flows of CodeLab only for the portions of the periods subsequent to the acquisition. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2005 reflect reclassifications to the statements as originally reported to conform the prior period information to the current presentation. The caption “Outsourced Services,” previously reported on the Consolidated Statements of Operations as a separate line under revenue, cost of sales and gross profit, has been eliminated. Amounts previously reported for Outsourced Services have been combined with amounts reported under the caption “Other Services.” Outsourced Services revenue, cost of sales and gross profit are less significant to the Company’s Consolidated Statements of Operations in 2005 and 2006 than they had been in previous periods. The Company believes these operations no longer merit reporting as a separately captioned line. The reclassifications did not impact the Company’s aggregate revenue, cost of sales, gross profit, results of operations or earnings per share for the three- and nine-month periods ended September 30, 2005.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletins 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, American Institute of Certified Public Accountants Statements of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”),

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and other authoritative accounting literature. The Company’s revenue recognition policies are described below for each of the revenue captions on the Company’s Consolidated Statements of Operations.

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

Systems Integration

Systems integration includes projects conducted by the Company’s practice areas that are part of related arrangements, including computer hardware and other equipment, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s recognition method for revenue for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue is recognized upon completion of the project. Systems integration arrangements do not include rights for hardware or equipment upgrades, and the majority do not include rights for software upgrades. Certain arrangements include rights for software upgrades upon the Company’s development of any upgrades. However, the Company is under no obligation to develop upgrades on any schedule or at all.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and consulting services is recognized separately based on SOP 97-2 and EITF No. 00-21. Revenue for the Company’s information system product sales is reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based on the Company’s assumption of primary responsibility for fulfillment of the sales, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue.

Other Services

The Company has a small number of engagements under which technical resources are provided to customers on an outsourced basis. The Company recognizes revenue for these engagements in a similar manner as discussed above for time-based consulting services. Other services revenue also results from activities peripheral to the Company’s operations such as software license fees, website hosting and archival fees, contractual commissions, placement fees and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged to customer projects. The standard hourly cost rates for salaried consultants, who represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and then adding a burden percentage estimate for payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is the hourly rate plus a burden percentage. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and under service contracts where fixed amounts of revenue are recognized on a pro-rata basis over specified time periods. The Company uses incurred labor to expected total project labor as the basis for recognition of labor cost of sales where revenue is recognized on a proportional performance basis. The aggregate of project labor charges at standard hourly cost rates and estimated burden is utilized as incurred labor cost.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company recognizes liabilities for involuntary employee termination benefits in the period management approves the plan of termination if during that period management has approved and committed to the plan and established the benefits to be received; communicated benefit plans to employees; identified numbers, functions and locations of anticipated terminations; and the period of time for the plan indicates significant changes are not likely. A charge of $17,000 was recorded in September 2006 to establish a liability for severance costs associated with the termination of services of a managerial executive associated with the Company’s Collaborative Solutions Practice Area. Expense associated with the restructuring charge is reflected in selling, general & administrative expenses on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2006. The accrued balance is included in accrued compensation and payroll taxes on the Consolidated Balance Sheet as of September 30, 2006. The accrued balance is expected to be paid in the fourth quarter of 2006.

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

The Company’s convertible preferred stock and outstanding stock options and warrants were not included in the calculation of diluted EPS for the three- and nine-month periods ended September 30, 2005 and the three-month period ended September 30, 2006. Since the Company recognized net losses attributable to common shareholders in these periods, the effect of inclusion would have been anti-dilutive. An additional 4,285,714 shares would have been included in the diluted EPS calculation for these periods related to the convertible preferred stock. A total of 172,013 shares related to 310,000 outstanding options, and 92,805 shares related to 300,000 outstanding options, for which the average market price of the Company’s common stock exceeded the exercise prices for the three- and nine-month periods ended September 30, 2005, respectively, would have been included in the calculation of diluted EPS for the periods, if the effect were not anti-dilutive. A total of 178,442 shares related to 345,000 outstanding options for which the average market price of the Company’s common stock exceeded the exercise prices for the three-month period ended September 30, 2006 would have been included in the calculation of diluted EPS for the period, if the effect were not anti-dilutive.

An additional 4,285,714 shares were included in the diluted EPS calculation for the nine-month period ended September 30, 2006 related to Series G convertible preferred stock. The average market price of the Company’s common stock exceeded the exercise prices of 345,000 outstanding options during the nine-month period ended September 30, 2006, resulting in the inclusion of 178,131 additional shares in the calculations of diluted EPS for this period.

The exercise prices of all other outstanding stock options and all outstanding warrants exceeded the average market prices of the Company’s common stock for these periods.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2005 and September 30, 2006, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

As of September 30, 2006, two significant customers comprised 17% and 11%, respectively, of the Company’s accounts receivable. As of December 31, 2005, one significant customer comprised 13% of the Company’s accounts receivable.

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

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006 include capitalized software development costs of $50,000 and $395,000, respectively. Software development costs include purchased software development tools, testing equipment and the cost of Company labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The costs incurred prior to the late 2005 attainment of technical feasibility, primarily for internal labor, were expensed. During the three- and nine-month-periods ended September 30, 2005, respectively, the Company incurred $29,000 and $63,000 of research and development expense during the early stage of development of these software applications. There was no expense recorded during the three- and nine-month periods ended September 30, 2006.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives requiring bifurcation, clarifies certain requirements of SFAS No. 133 regarding strips and amends SFAS No. 140 to eliminate certain prohibitions on qualifying special purpose entities. Implementation of SFAS No. 154 is required for the first annual period beginning after September 15, 2006. The Company plans to adopt SFAS No. 155 beginning January 1, 2007 and does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize in its statement of financial position an asset for the plan’s over-funded status or a liability for the plan’s under-funded status, measure plan assets and the obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for entities with publicly traded securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company plans to adopt SFAS No. 158 beginning January 1, 2007. The Company is currently evaluating the potential impact of adoption of SFAS No. 158.

Supplemental Disclosure of Cash Flow Information

There were no cash payments for income taxes during the three-month period ended September 30, 2005. Cash payments for income taxes were $2,000 during the three-month period ended September 30, 2006. Cash payments for interest were $3,000 and less than $1,000 during the three-month periods ended September 30, 2005 and 2006, respectively. Cash payments of dividends were $89,000 and $180,000 during the three-month periods ended September 30, 2005 and 2006, respectively. Dividends of $232,000 and $306,000 were accrued but unpaid during the three-month periods ended September 30, 2005 and 2006, respectively, on outstanding shares of the Company’s preferred stock.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

There were no cash payments for income taxes during the nine-month period ended September 30, 2005. Cash payments for income taxes were $46,000 during the nine-month period ended September 30, 2006. Cash payments for interest were $102,000 and $11,000 during the nine-month periods ended September 30, 2005 and 2006, respectively. Cash payments of dividends were $266,000 and $520,000 during the nine-month periods ended September 30, 2005 and 2006, respectively. Dividends of $427,000 and $517,000 were accrued but unpaid during the nine-month periods ended September 30, 2005 and 2006, respectively, on outstanding shares of the Company’s preferred stock.

Interest paid during the nine-month period ended September 30, 2005 included $58,000 accrued in 1999 related to a note payable which was not required to be paid prior to the April 15, 2005 maturity date of the note. The increases in cash payments of dividends during the three- and nine-month periods ended September 30, 2006, as compared to the comparable periods of the prior year, are attributable to the issuance of Series H Redeemable Preferred Stock in July 2005 and a December 2005 increase from 8% to 12% in the dividend rate on Series G preferred stock. The initial scheduled payment of dividends for Series H preferred stock was in October 2005. The increases in accrued but unpaid dividends during the three- and nine-month periods ended September 30, 2006, as compared to the comparable periods of the prior year, are attributable to increases from 8% to 12% in the dividend rates on Series G and C preferred stock in December 2005 and July 2006, respectively.

The Company’s Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2006 include cash used of $2,547,000 and $34,000, respectively, related to the acquisitions of CodeLab, McCrory & McDowell LLC’s Computer Resources division (“Computer Resources”) and Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”). The cash provided or used has been recorded as follows:

Nine months ended September 30 (Dollars in thousands)	2005	2006
Accounts receivable	$425	$—
Unbilled services	272	—
Prepaid expenses	101	—
Furniture and equipment	56	—
Customer list	1,217	—
Non-competition agreement	107	—
Goodwill	1,173	262
Accounts payable	(58)	3
Accrued compensation and payroll taxes	(61)	—
Accrued acquisition consideration	(84)	(238)
Other accrued liabilities	(90)	9
Deferred revenue	(316)	(2)
Deferred income tax liability	(25)	—
Common stock	(5)	—
Additional paid-in-capital	(165)	—

Net cash used for acquisition of businesses	$2,547	$34

2. Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company used the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options beginning with the period of adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed pro forma information regarding the fair value of stock-based compensation and accounted for stock-based compensation plans under the intrinsic value method established by APB No. 25, as previously permitted under SFAS No. 123.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

As of September 30, 2006, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

As of September 30, 2006	Aggregate Reserved Shares	Undesignated Shares Available for Future Grants
1996 Plan	266,000	79,555
1997 Plan	300,000	19,444
1998 Plan	375,000	146,850
2000 Plan	295,000	65,000

Total Allin Stock Plans	1,236,000	310,849

The period during which each of the Allin Stock Plans may award undesignated shares available for grant of stock options, stock appreciation rights, restricted shares and restricted units is ten years from the adoption of the plan. As of November 1, 2006, future grants may no longer be awarded under the 1996 Plan. Stock options issued prior to that date under the 1996 Plan will remain outstanding until their respective dates of exercise, forfeiture or expiration.

Summary of Stock Option Activity for the Allin Stock Plans from January 1, 2006 through September 30, 2006:

	Nine Months Ended September 30, 2006
	Number of Options	Weighted - Average Exercise Price
January 1
Outstanding	1,030,328	$1.44
Exercisable	717,771	$1.89
Activity:
Granted	25,000	$0.56
Forfeitures	9,478	$1.21
Exercised	—	—
Expired	139,200	$3.34

September 30
Outstanding	906,650	$1.13
Exercisable	696,650	$1.36

A total of 210,000 non-vested stock options were outstanding as of September 30, 2006, with 10,000 scheduled to vest during the remainder of 2006, 61,000 scheduled to vest in 2007, 46,000 scheduled to vest in each of the years 2008 through 2010, and 1,000 scheduled to vest in 2011, unless forfeited earlier. A total of 100,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 210,000 options to purchase shares, which do not have an early expiration provision.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Information for Stock Options Outstanding or Exercisable at September 30, 2006:

Information for Allin Stock Plans at September 30, 2006:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	365,000	$0.28	5.2 years	155,000	$0.18
From $1.00 to $1.99	442,000	$1.20	3.4 years	442,000	$1.20
From $2.00 to $2.99	20,000	$2.00	0.9 years	20,000	$2.00
From $4.00 to $4.99	79,650	$4.43	0.2 years	79,650	$4.43

	906,650	$1.13	3.8 years	696,650	$1.36

Summary of Information on Fair Value of Option Grants:

On March 1, June 12 and August 17, 2006, respectively, the Company awarded options to purchase 5,000, 10,000 and 10,000 shares of common stock under the Allin Stock Plans. The grant prices were $0.60, $0.54 and $0.56 per share, respectively, for the March, June and August grants, which reflected the market price of the Company’s common stock on the grant dates. The options granted on March 1 and August 17, 2006 will vest on the first anniversaries of the grant dates, while 20% of the options granted on June 12, 2006 will vest on each of the first five anniversaries of the grant date.

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are assumptions for 2006 grants under the Allin Stock Plans.

Average risk free interest rate	4.80%
Expected dividend yield	0.0%
Average expected life of options	6.8 yrs.
Average expected volatility rate	150%
Average fair value of options granted during 2006	$0.54

The table below summarizes expense for the fair value of share-based payment arrangements, net (loss) income and (loss) earnings per share for the three- and nine-month periods ended September 30, 2005 and 2006, as well as pro forma expense for the fair value of share-based payment arrangements, net loss and loss per share for the three- and nine-month periods ended September 30, 2005 as if the fair-value method provided under SFAS No. 123R had been in effect for the periods.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
As reported:
Fair value of share-based payment arrangements	$—	$6	$—	$18
Net (loss) income	(181)	(14)	(247)	1,174
Net (loss) income attributable to common shareholders	(431)	(360)	(874)	263
(Loss) earnings per share – basic	$(0.06)	$(0.05)	$(0.12)	$0.04
(Loss) earnings per share – diluted	$(0.06)	$(0.05)	$(0.12)	$0.03

Pro forma
Fair value of share-based payment arrangements	$5		$19
Net loss	(186)		(266)
Net loss attributable to common shareholders	(436)		(893)
Loss per share – basic and diluted	$(0.06)		$(0.13)

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Based on estimates for outstanding non-vested options as of September 30, 2006, the Company anticipates future expense will be recognized related to the fair value of share-based payment arrangements of $5,000 over the remainder of 2006, $13,000 during 2007, $10,000 during each of the years 2008 and 2009 and $5,000 during 2010.

3. Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. As of September 30, 2006, all of the designated shares of Series C, D, F, G and H preferred stock were outstanding and the Company has no plans to issue any additional shares of any of the series of preferred stock. The order of liquidation preference of the series of the Company’s preferred stock outstanding as of this date, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Accrued dividends on Series C preferred stock were $3,133,000 as of September 30, 2006. The initial payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management determined that meeting the scheduled payment was inadvisable because, among other reasons, the Company’s credit agreement with S&T Bank currently prohibits payment of dividends on Series C preferred stock. Management deferred payment of the accrued dividends. Any future payment of dividends on Series C preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Dividends accrued as of June 30, 2006 on the Series C preferred stock compound at a rate of 12% of the liquidation value thereof per annum effective July 1, 2006. Dividends accrued subsequent to July 1, 2006 will also accrue and compound at a rate of 12% per annum. Management does not currently expect dividend payments will be commenced for Series C preferred stock during the remainder of 2006 or during 2007.

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the nine months ended September 30, 2006 is as follows:

(Dollars in thousands)	Additional Paid-in-Capital	Accumulated Deficit
Balance, December 31, 2005	$39,150	$(44,209)
Fair value of stock options	18	—
Dividends accrued on preferred stock	(911)	—
Net income	—	1,174

Balance, September 30, 2006	$38,257	$(43,035)

There were no changes to the other components of shareholders’ equity during this period.

4. Line of Credit

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving credit loan. The original term of the revolving credit loan was one year, and it has subsequently been renewed for eight annual periods. The current expiration date of the revolving credit loan is September 30, 2007. Borrowings may be made under the S&T Loan

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Agreement for general working capital purposes. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable from two customers aged up to one hundred twenty days may also be included in the maximum borrowing availability. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest.

As of September 30, 2006, maximum borrowing availability under the revolving credit loan was $2,267,000. There was no outstanding balance under the S&T Loan Agreement as of this date. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the nine months ended September 30, 2006, the rate of interest applicable to outstanding borrowings under the revolving credit loan ranged from 8.25% to 9.25%, which was the rate in effect at the end of the period. There have been no changes to the interest rate subsequent to September 30, 2006.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for each of the first three fiscal quarters of 2006 and is in compliance with all other covenants as of the date of filing this Report on Form 10-Q.

5. Goodwill and Other Intangible Assets

The Company follows Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but separable intangible assets deemed to have definite lives are amortized over their estimated useful lives. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Goodwill and intangible assets associated with acquisitions prior to 2002, when SFAS Nos. 141, 142 and 144 were adopted, were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations (“APB No. 16”). Under APB No. 16, goodwill was an amortizable asset. The table below lists businesses acquired by the Company, year of acquisition and types of assets acquired.

Allin Corporation of California	1996	Goodwill
Allin Consulting of Pennsylvania, Inc.	1998	Goodwill, customer list
MEGAbase, Inc.	1998	Goodwill
Computer Resources	2004	Customer list
Jimary Business Systems	2004	Goodwill, customer list, non-competition agreement
CodeLab	2005	Goodwill, customer list, non-competition agreement

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Information regarding goodwill and other intangible assets included in the Company’s Consolidated Balance Sheet follows:

As of September 30, 2006 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$2,662	$1,361	$1,301
Non-competition agreements	140	46	94

Total amortized intangible assets	$2,802	$1,407	$1,395

Unamortized intangible assets
Goodwill	7,152	3,742	3,410

Total intangible assets	$9,954	$5,149	$4,805

During the three- and nine-month periods ended September 30, 2005, the customer lists associated with the acquisition of Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) and CodeLab were amortized based on a period extending through 2013, while the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems were amortized based on periods estimated to extend through 2009. During the three- and six-month periods ended June 30, 2006, the customer list associated with the acquisition of Allin Consulting-Pennsylvania was amortized based on a shorter period extending through 2009. The amortization periods for the customer lists associated with the Computer Resources, Jimary Business Systems and CodeLab acquisitions were unchanged from the periods utilized in 2005. The estimated lives of the assets correspond with the periods of attributed cash flows in the Company’s most recent fair value estimates as of the beginning of the respective periods, or with CodeLab, the useful life recommended by independent appraisal. The non-competition agreement associated with the Jimary Business System acquisition is being amortized over its three-year term, while the agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal. Accumulated amortization for goodwill represents amortization expense incurred through December 31, 2001, after which amortization of goodwill was discontinued.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill – Changes in Recognized Value

The table below reflects the changes in recognized value of goodwill during the year ended December 31, 2005 and the nine months ended September 30, 2006 by reportable segment.

Dollars in thousands	Balance January 1, 2005	2005 Acquisition/ Adjustment	2006 Adjustment	Balance September 30, 2006
Attributed Segment:
Technology Infrastructure	$215	$—	$17	$232
Collaborative Solutions	494	2,078	199	2,771
Business Process	166	12	—	178
Systems Integration	—	—	33	33
Information Systems Product Sales	40	4	—	44
Other Services	81	58	13	152

Total	$996	$2,152	$262	$3,410

The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2005 resulted from adjustments to the purchase allocation of Jimary Business Systems. The adjustment to goodwill during 2006 resulted from a revision in the estimate for contingent purchase consideration related to the acquisition of CodeLab. See Note 9 – Subsequent Event for additional information regarding the contingent purchase consideration.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three- and nine-month periods ended September 30, 2005 and 2006, and expected through December 31, 2011 follows.

Amortization Expense
(Dollars in thousands)

Recorded expense for the:
Three months ended September 30, 2005	$73
Three months ended September 30, 2006	69
Nine months ended September 30, 2005	162
Nine months ended September 30, 2006	201

Estimated expense to be recognized for the:
Year ended December 31, 2006	268
Year ended December 31, 2007	422
Year ended December 31, 2008	426
Year ended December 31, 2009	426
Year ended December 31, 2010	174
Year ended December 31, 2011	147

Expected amortization expense for 2007 through 2010 includes estimated amortization expense related to software development costs. The Company expects to begin to amortize capitalized software development costs beginning in 2007.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The pro forma effect of the reduction in the estimated useful life of the customer list related to the acquisition of Allin Consulting-Pennsylvania on reported net income and EPS is as follows:

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Reported net (loss) income	$(14)	$1,174
Effect of change in estimated useful life on customer list amortization	5	15

Pro forma net income	$(9)	$1,189

Reported basic EPS	$(0.05)	$0.04
Effect of change in estimated useful life on customer list amortization	0.00	0.00

Pro forma basic EPS	$(0.05)	$0.04

Reported diluted EPS	$(0.05)	$0.03
Effect of change in estimated useful life on customer list amortization	0.00	0.00

Pro forma diluted EPS	$(0.05)	$0.03

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

The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where in recent periods revenue has resulted from a small number of large projects each year. Furthermore, these projects have been performed for a small number of customers concentrated in one industry. The Company’s ability to obtain similar projects for these segments from existing or new customers in future periods will significantly impact the Company’s ability to realize future benefits from deferred tax assets. Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of December 31, 2005 and September 30, 2006. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods.

During the year ended December 31, 2005 and the three- and nine-month periods ended September 30, 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of September 30, 2006. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was increased by $3,000 and $82,000, respectively, during the three- and nine-month periods ended September 30, 2005, and decreased by $10,000 and $440,000, respectively during the three- and nine-month periods ended September 30, 2006.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The provision for income taxes is comprised of the following for the three- and nine-month periods ended September 30, 2005 and 2006:

(Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Current
Federal	$—	$8	$—	$20
State	(5)	—	(5)	1

Total current	(5)	8	(5)	21
Deferred	(3)	(15)	(82)	434
Valuation Allowance	3	(10)	82	(440)

Total income tax (benefit) provision	$(5)	$(17)	$(5)	$15

The current federal income tax provision for the three- and nine-month periods ended September 30, 2006 is comprised of an estimate for alternative minimum tax.

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations is as follows for the three- and nine-month periods ended September 30, 2005 and 2006:

(Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Estimated provision for income taxes at federal statutory rate	$(62)	$(21)	$(84)	$393
Non-amortizable intangible asset	17	18	31	55
State income tax expense, net of federal benefit	(5)	—	(5)	1
Change in valuation allowance	3	(10)	82	(440)
Change in estimates and other	42	(4)	(29)	6

Provision for income taxes	$(5)	$(17)	$(5)	$15

The components of the deferred tax assets and liabilities, as of December 31, 2005 and September 30, 2006, are as follows:

Deferred Tax Assets and Liabilities (Dollars in thousands)	December 31, 2005	September 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$7,867	$7,458
Intangible asset differences	500	455
Miscellaneous	46	60

	8,413	7,973
Valuation allowance	(8,275)	(7,835)

Net deferred tax assets	$138	$138

Deferred tax liabilities:
Intangible asset differences	$13	$11
Miscellaneous	3	—

	$16	$11

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2006, the Company estimates its potentially realizable net operating loss carryforwards are $18,575,000 and $22,969,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be $6,316,000 and $1,142,000, respectively, as of September 30, 2006, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2026. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards.

There were no cash payments for income taxes during the three- or nine-month periods ended September 30, 2005. Cash payments for income taxes were $2,000 and $46,000, respectively, during the three- and nine-month periods ended September 30, 2006.

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

The Company’s reported segments are the following: Technology Infrastructure, Collaborative Solutions, Business Process, Interactive Media, Systems Integration, Information System Product Sales and Other Services. In the Company’s report for the quarterly fiscal period ended September 30, 2005, the segment Outsourced Services was separately reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in this report. The Company believes that revenue and gross profit from engagements involving outsourced resources no longer merit reporting as a separate segment. Revenue and gross profit for Other Services for the three- and nine-month periods ended September 30, 2005 have been restated to include the amounts previously reported as Outsourced Services.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Technology Infrastructure	$952	$730	$2,542	$2,748
Collaborative Solutions	1,462	1,937	3,433	5,459
Business Process	389	633	978	1,569
Interactive Media	153	166	1,010	929
Systems Integration	202	287	978	2,424
Information System Product Sales	195	278	878	852
Other Services	310	370	756	1,064

Consolidated Revenue from External Customers	$3,663	$4,401	$10,575	$15,045

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

	Revenue from Related Entities
(Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Total Revenue from Services for Related Entities	$6	$20	$31	$50

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

	Gross Profit
(Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Technology Infrastructure	$526	$383	$1,413	$1,564
Collaborative Solutions	841	1,022	1,909	3,158
Business Process	229	358	569	860
Interactive Media	130	100	897	676
Systems Integration	105	153	511	1,350
Information System Product Sales	41	83	234	229
Other Services	146	198	298	483

Consolidated Gross Profit	$2,018	$2,297	$5,831	$8,320

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
	December 31, 2005	September 30, 2006
Technology Infrastructure	$1,598	$1,147
Collaborative Solutions	5,701	5,783
Business Process	797	1,082
Interactive Media	429	801
Systems Integration	560	1,643
Information System Product Sales	335	268
Other Services	566	593
Corporate & Other	377	428

Consolidated Total Assets	$10,363	$11,745

Information about Major Customers

A significant portion of the Company’s revenue for the three- and nine-month periods ended September 30, 2005 was derived from a small number of customers as shown in the following table. A loss of any of these significant customers or a substantial decline in the level of services provided in a future period for any of these significant customers could significantly negatively impact the Company’s future results of operations and financial condition. During the three- and nine-month periods ended September 30, 2006, there were no customers from which 10% or greater of consolidated revenue was derived.

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

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. The License and Supply Agreement does not include any minimum purchase requirement. During the three-month periods ended September 30, 2005 and 2006, 74% and 69%, respectively, of materials purchases for the operations of these segments were from this major supplier. During the nine-month periods ended September 30, 2005 and 2006, 66% and 56%, respectively, of materials purchases for the operations of these segments were from this major supplier.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Business Process services provided by the Company also result in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier. During the three-month periods ended September 30, 2005 and 2006, 8% and 6%, respectively, of the Company’s overall materials purchases were from this supplier. During the nine-month periods ended September 30, 2005 and 2006, 21% and 12%, respectively, of the Company’s overall materials purchases were from this supplier.

8. Related Party Transaction

The Company rents office space in Pittsburgh from an entity in which certain shareholders have an ownership interest. During August 2006, the Company entered into a new five-year lease for the Pittsburgh office space. The Company had rented the space under a month-to-month arrangement since 2002. Minimum lease commitments for the Pittsburgh office space are $87,000 for 2006, $208,000 per year from 2007 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease.

9. Subsequent Event

The Purchase Agreement for the Company’s July 2005 acquisition of CodeLab provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. Contingent payments due for the three annual periods are calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods and if due shall be made by the Company not later than 120 days following the end of such annual period.

In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $1,085,000 and 361,642 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date of $0.55 per share, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital. As of September 30, 2006, accrued acquisition consideration was recorded as a liability on the Consolidated Balance Sheet for the full amount of purchase consideration delivered in October 2006.

A total of $112,000 of the contingent consideration for the annual period ended July 31, 2006 was recorded as expense for compensatory elements. A total of $47,000 of expense is included in selling, general and administrative expenses for the year ended December 31, 2005 and the remaining $65,000 was recorded as expense in 2006. The remainder of the contingent consideration for the first annual period was regarded as additional purchase price and was recorded as goodwill.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three- and nine-month periods ended September 30, 2005 and 2006. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A – Risk Factors in this Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation. In the Company’s previous Report on Form 10-Q for the quarterly period ended September 30, 2005, the segment Outsourced Services was separately reported. The Company believes these operations no longer merit reporting as a separate segment. Information for Other Services for the three- and nine-month periods ended September 30, 2005 has been reclassified to include the amounts previously reported separately as Outsourced Services.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part II, Item 1A - Risk Factors below.

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

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•	The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 25% and 18% of the Company’s consolidated revenue during 2005 and the first nine months of 2006, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 36% of the Company’s consolidated revenue during both 2005 and the first nine months of 2006.

•	The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries to automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software, including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh and Northern California offices. Business Process revenue represented 10% of the Company’s consolidated revenue during both 2005 and the first nine months of 2006.

•	The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”) its affiliate, Celebrity Cruises (“Celebrity”), MSC Crociere S.p.A. and Regent Seven Seas Cruises. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 8% and 6% of the Company’s consolidated revenue during 2005 and the first nine months of 2006, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•	Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers Carnival, Costa, Royal Caribbean and Celebrity, in projects related to the services provided by the Interactive Media Practice Area. Thirty-three shipboard interactive television systems installed by the Company since 1996 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. During the first nine months of 2006, Systems Integration operations also included implementation of specialized technology platforms for customers in the financial services and professional sports markets. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 8% and 16% of the Company’s consolidated revenue during 2005 and the first nine months of 2006, respectively.

•

Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and related products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 7% and 6% of the Company’s consolidated revenue during 2005 and the first nine months of 2006, respectively.

•	The Other Services segment reflects revenue derived from outsourced resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects, amounts billed for out-of-pocket costs, software license fees and other activities peripheral to its operations, including website hosting and archival services, referral commissions or placement fees. Other Services revenue represented 7% of the Company’s consolidated revenue during both 2005 and the first nine months of 2006.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of September 30, 2006, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the Company’s consulting and systems integration operations. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended September 30, 2005 and 2006, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended September 30,		% Increase (Decrease) 2006
	2005	2006
Statement of Operations Data:
Revenue	$3,663	$4,401	20%
Gross profit	2,018	2,297	14%
Selling, general and administrative expenses	2,206	2,328	6%
Net loss	(181)	(14)	(92)%

Comparing the three months ended September 30, 2005 and 2006, the Company experienced period-to-period increases in revenue of $738,000 and gross profit of $279,000. The Company recorded increases of $510,000 (17%) in revenue and $137,000 (7%) in gross profit for consulting services. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions and Business Process segments. However, the Technology Infrastructure segment experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $475,000 (32%) and $181,000 (22%), respectively, comparing the three-month periods ended September 30, 2005 and 2006. Management believes the primary factors resulting in the increases were strong demand for business intelligence and custom application development services based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology, and the inclusion of CodeLab’s operations for a full quarter in 2006. Comparing the three month periods ended September 30, 2005 and 2006, Business Process revenue and gross profit increased by $244,000 (39%) and $129,000 (56%), respectively. Management attributes the increases to the performance of larger and more complex projects based on Microsoft Dynamics technology in the third quarter of 2006 than in the third quarter of 2005 and growth in services based on CRM technology.

Period-to-period declines in Technology Infrastructure revenue and gross profit were $222,000 (23%) and $143,000 (27%), respectively, comparing the three-month periods ended September 30, 2005 and 2006. Management believes the declines resulted from a market lull prior to Microsoft’s anticipated introduction of updated versions of several important products, including Windows and Office software.

A period-to-period increase in Interactive Media revenue of $13,000 (8%) was realized, comparing the three-month periods ended September 30, 2005 and 2006. However, Interactive Media gross profit declined by $30,000 (23%) when comparing the quarterly periods. The third quarters of both 2005 and 2006 represented low levels of project activity associated with cruise ship interactive television systems. Management expects Interactive Media revenue and gross profit will likely remain low in the fourth quarter of 2006 due to low expected levels of peak project activity on major ship system projects. Management expects Interactive Media project activity to grow during the first half of 2007 as the peak technical architecture design and configuration activity systems for the Carnival Freedom and Royal Caribbean Liberty of the Seas projects are expected to be undertaken. Unforeseen events such as shipyard schedule delays could impact project schedules, so no assurance can be given that actual revenue and gross profit will be realized in 2007 at levels equal to or greater than that realized in the third quarter of 2006.

Comparing the three-month periods ended September 30, 2005 and 2006, Systems Integration revenue and gross profit increased by $85,000 (42%) and $48,000 (46%), respectively. Systems Integration operations during the third quarter of both years represented light activity on major ship system projects. During July and August 2006, respectively, the Company received orders for interactive television systems for the Carnival Freedom and Royal Caribbean Liberty of the Seas. Activity on these projects began late in the third quarter of 2006, however, the majority of project activity is not expected to occur until 2007. No assurance can be given that the Company will receive additional orders beyond those already received. Systems Integration revenue and gross profit realized in the fourth quarter of 2006 is expected to remain at low levels, but is expected to increase in the first half of 2007 related to peak periods of activity for implementation of the Carnival Freedom and Royal Caribbean Liberty of the Seas interactive television systems. As noted above, unforeseen schedule delays could negatively impact projects, so no assurance can be given that actual revenue and gross profit will be realized in 2007 at levels equal to or greater than that realized in the third quarter of 2006.

The increase in selling, general and administrative expenses for the three-month period ended September 30, 2006, as compared to the comparable period of 2005, was $122,000. The most significant contributing factor an increase in the Company’s consulting workforce. The general expenses of the Company include compensation related to consultants’ non-billable time, which includes training, education and technical analysis for project proposals, and can increase in periods when the Company is adding to its productive workforce. Selling, general and administrative expenses for the third quarter of 2005 included a loss from impairment or disposal of assets of $147,000, primarily due to an impairment of the customer list associated with the 2004 acquisition of Jimary Business Systems. There was no comparable loss during the third quarter of 2006.

The following provides a summary of key financial information from the Company’s Statements of Operations for the nine-month periods ended September 30, 2005 and 2006, as well as period-to-period percentage changes.

(Dollars in thousands)	Nine Months Ended September 30,		% Increase (Decrease)
	2005	2006	2006
Statement of Operations Data:
Revenue	$10,575	$15,045	42%
Gross profit	5,831	8,320	43%
Selling, general and administrative expenses	6,081	7,121	17%
Net (loss) income	(247)	1,174	—

Comparing the nine months ended September 30, 2005 and 2006, the Company experienced period-to-period increases in revenue of $4,470,000 and gross profit of $2,489,000. The Company recorded increases of $2,742,000 (34%) in revenue and $1,470,000 (31%) in gross profit for consulting services. Significant period-to-period improvements in revenue and gross profit were realized by the Technology Infrastructure, Collaborative Solutions, Business Process, Systems Integration and Other Services segments. However, the Interactive Media and Information System Product Sales segments experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Technology Infrastructure revenue and gross profit were $206,000 (8%) and $151,000 (11%), respectively, comparing the nine-month periods ended September 30, 2005 and 2006. The increases, which were primarily realized in first quarter of 2006, resulted from demand for network architecture design and operating systems evaluation services associated with customer merger and acquisition activity and from the inclusion of CodeLab’s operations in the first half of 2006. The period-to-period increases in Collaborative Solutions revenue and gross profit were $2,026,000 (59%) and $1,249,000 (65%), respectively, comparing the nine-month periods ended September 30, 2005 and 2006. Management believes the factors affecting Collaborative Solutions results for the three-month periods ended September 30, 2005 and 2006 discussed above, including strong demand for services based on Microsoft technology and the acquisition of CodeLab, also apply to a comparison of the first nine months of 2005 and 2006. Comparing the nine month periods ended September 30, 2005 and 2006, Business Process revenue and gross profit increased by $591,000 (60%) and $291,000 (51%), respectively. Management attributes the increases to the performance of larger and more complex projects based on Microsoft Dynamics technology and growth in projects based on CRM technology during the first nine months of 2006.

Period-to-period declines in Interactive Media revenue of $81,000 (8%) and gross profit of $221,000 (25%) were realized, comparing the nine-month periods ended September 30, 2005 and 2006. A significant factor in the period-to-period changes was the inclusion of revenue and gross profit in the first quarter of 2005 resulting from a customer’s acceptance of two-fixed price system projects following the customer’s decision not to utilize certain alternate system components, which resulted in recognition of remaining project revenue with minimal associated cost of sales as the expected project labor associated with the alternate components was not utilized.

Comparing the nine month periods ended September 30, 2005 and 2006, Systems Integration revenue and gross profit increased by $1,446,000 (148%) and $839,000 (164%), respectively. Systems Integration operations during the first nine months of 2006 included significant project activity related to implementation of interactive television system on three cruise ships and implementation of specialized technology platforms for customers in the financial services and professional sports industries, as compared with significant project activity for only one shipboard system in the first nine months of 2005. Management anticipates that Systems Integration revenue and gross profit will be low in the fourth quarter of 2006, as the periods of peak activity for most of the significant projects expected to be performed in 2006 occurred during the first half of the year. As noted above, the Company received orders for shipboard systems for the Carnival Freedom and Royal Caribbean Liberty of the Seas in July and August 2006, respectively. No assurance can be given that the Company will receive additional orders, or that the actual revenue and gross profit will be realized in 2007 at levels equal to or greater than that realized in the nine months ended September 30, 2006.

The increase in selling, general and administrative expenses for the nine-month periods ended September 30, 2006, as compared to the comparable period of 2005, was $1,040,000. The most significant contributing factors were the inclusion of expenses for CodeLab during the full nine-month period during 2006 and an increase in the Company’s consulting workforce. Another contributing factor was a period-to-period increase in depreciation and amortization expense, primarily resulting from amortization of intangible assets related to the CodeLab acquisition during the full nine-month period in 2006.

The Company’s cash balance decreased from $1,531,000 as of December 31, 2005 to $731,000 as of September 30, 2006, a decline of $800,000. The decline in cash realized in the first nine months of 2006 resulted primarily from cash used of $518,000 for financing activities, primarily for payment of dividends on preferred stock. Operating activities also resulted in net cash used of $164,000 during the nine months ended September 30, 2006. Several working capital changes, including significant increases in accounts receivable, software development costs and costs and estimated gross margins in excess of billings of $1,313,000, $345,000 and $297,000, respectively, and a significant decrease in billings in excess of costs and estimated gross margins of $195,000, were partially offset by a $525,000 increase in accounts payable and cash generated from operations. Management attributes the increase in accounts receivable to a significantly higher level of revenue recognized in the first nine months of 2006 than in the prior year, with a resultant time lag for collection. There can be no assurance that the Company’s cash balance will increase over the remainder of 2006. The use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors may result in a further decrease. The Company’s material obligations may result in significant cash payments in 2006 and beyond.

In September 2006, the Company line of credit facility with S&T Bank was renewed for another annual period through September 30, 2007. The maximum borrowing availability under the revolving credit loan remains the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable. However, the eligibility of accounts receivable was extended by thirty days to those aged ninety days or less from the date of invoice. Additionally, accounts receivable from two customers aged up to one hundred twenty days may also be included in the maximum borrowing availability.

The accrued acquisition consideration balance of $1,307,000 on the Consolidated Balance Sheet as of September 30, 2006 represents an estimate of contingent purchase consideration related to the Company’s 2004 and 2005 acquisitions. During October 2006, the Company made a cash payment of $1,085,000 and issued 361,642 shares of common stock as additional purchase consideration related to the 2005 acquisition of CodeLab, in respect of the first annual period following the acquisition as provided for under the terms of the Purchase Agreement.

See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning these and other future obligations of the Company.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania also has been designated with the Microsoft Business Solutions and Networking Solutions competencies. The Company’s technical expertise and quality of services have been recognized by Microsoft recently through several awards. Allin Consulting-Pennsylvania received the Microsoft Eastern Region Partner of the Year Award in July 2006 in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft. Microsoft’s Eastern Region includes the entire eastern coastal area of the United States extending from Maine to Florida. In May 2006, Allin Consulting-California received the Northern California State-of-the-District Teaming Award in recognition of its cooperative work with Microsoft. Allin Consulting-California also received two awards from Microsoft in November 2005, the Q1 2006 General Manager’s Award for Best Practice for exceptional service for small and medium-sized businesses and the Q1 2006 Terrific Teamwork Award for providing customers with solutions to solve their complex business issues developed through collaboration with Microsoft and other partners. In July 2006, Allin Consulting-California was invited to participate as a member of the Microsoft US Sales & Service Partner Advisory Council which, along with other councils, are comprised of small groups of elite partners selected to provide insight and feedback on Microsoft’s strategic direction. The Company intends to continue its specialization in Microsoft-based technology. Management believes that the Company’s Microsoft Gold Certified Partner status and technical competency designations reflect the technological expertise necessary to quickly develop solutions capabilities for new Microsoft product offerings and serve as a competitive advantage in the marketplace. Management also believes the Company’s established relationship with Microsoft will position the Company to benefit from any future growth in Microsoft’s infrastructure-, collaborative- and business process-based products since Microsoft has historically relied extensively on third-party partners to provide custom development and integration services to businesses implementing their technology. There can be no assurance, however, that the Company will realize any growth in revenue or improvement to results from its Microsoft-related expertise or future product introductions by Microsoft.

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

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related consulting and systems integration arrangements involving some or all of the following attributes: services, computer hardware and equipment for specialized technology platforms, software, and post-contract support (“PCS”). Revenue Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying these projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 9% and 5% of the Company’s total revenue for the three-month periods ended September 30, 2005 and 2006, respectively, and 17% and 15% of the Company’s total revenue for the nine-month periods ended September 30, 2005 and 2006, respectively.

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

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 1% and 3% of the Company’s total revenue for the three-month periods ended September 30, 2005 and 2006, respectively, and 3% of the Company’s total revenue for each of the nine-month periods ended September 30, 2005 and 2006.

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

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of September 30, 2006, recognized balances for the customer lists, non-competition agreements and goodwill were $1,301,000, $94,000 and $3,410,000, respectively, net of amortization.

The Company follows the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists and non-competition agreements, are amortized over their estimated useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. The Company performs annual testing as of December 31. Key risk factors are monitored on an ongoing basis, and interim testing for potential impairment of goodwill or intangible assets is performed if indicators of potential impairment arise.

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

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 as of September 30, 2006. Valuation allowances offset any additional net deferred tax assets. Management believes it is more likely than not that the recognized deferred tax assets of $138,000 will be realized in future periods. During 2005 and the first nine months of 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Given the risks associated with the Company’s operations, the Company believes that material uncertainty continues to exist as to the long-term realization of deferred tax benefits greater than the recognized balance as of September 30, 2006. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $11,000 as of September 30, 2006, arising primarily from an intangible asset difference, the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of September 30, 2006 includes an estimated liability for accrued acquisition consideration of $1,307,000, including $1,302,000 and $5,000, respectively, related to the acquisitions of CodeLab in 2005 and Computer Resources in 2004.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provides for annual payments of contingent consideration to be paid for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods. After monitoring CodeLab’s operations for several months following the acquisition, management reviewed the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections and information included in an independent professional appraisal of CodeLab’s intangible assets to assess the likelihood of contingent consideration becoming due and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration would become due to the former holders of equity interests in CodeLab at the end of the first annual period and recorded an estimated liability for contingent consideration as of December 31, 2005. Management continued to monitor the factors described above and subsequently adjusted its initial estimate of the liability. As of September 30, 2006, the Company’s liability for contingent consideration expected to become due for the annual period ending July 31, 2006 is $1,284,000. A total of $112,000 of the estimated contingent consideration for the first annual period was recorded as expense, with $47,000 and $65,000 of expense recorded during the year ended December 31, 2005 and the seven months ended July 31, 2006, respectively. The remainder of the estimated contingent consideration for the first annual period was regarded as additional purchase price and was recorded as goodwill.

In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $1,085,000 and 361,642 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date of $0.55 per share, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital.

The Company recorded an additional $18,000 of expense during August and September 2006 to accrue estimated purchase consideration related to the CodeLab acquisition for the second annual period ending July 31, 2007. The Company expects the elements resulting in the recognition of a portion of the consideration for the first annual period as compensatory will likely also be present during the second annual period. Management is monitoring CodeLab’s operations during the early portion of the second annual period and will record additional liabilities for contingent consideration when estimates can be reasonably determined, and management believes payment of the contingent consideration is highly likely.

The Asset Purchase Agreement related to the acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the Agreement and certain additional future projects with customers included on the acquired customer list. The Asset Purchase Agreement includes certain dates in 2005 and 2006 after which there will no longer be an obligation for purchase consideration related to newly contracted projects and product sales. As of September 30, 2006, accrued acquisition consideration of $5,000 is reflected on the Company’s Consolidated Balance Sheet for an estimate of additional purchase consideration regarded as highly likely to be paid during the remainder of 2006 and during 2007, pursuant to management’s review of the terms of the Asset Purchase Agreement, certain agreements with customers and budgetary projections.

Certain Related Party Transactions

During the three- and nine-month periods ended September 30, 2005 and 2006, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. The Company had previously rented the space under a month-to-month arrangement since 2002. Minimum lease commitments for the Pittsburgh office space are $87,000 for 2006, $208,000 per year from 2007 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Rental expense related to this office was $34,000 and $46,000 during the three-month periods ended September 30, 2005 and 2006, respectively, and $102,000 and $114,000 during the nine-month periods ended September 30, 2005 and 2006. This represented 2% of selling, general and administrative expenses during each of these periods.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended September 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$952	$730	(23)%
Collaborative Solutions	1,462	1,937	32%
Business Process	389	633	63%
Interactive Media	153	166	8%
Systems Integration	202	287	42%
Information System Product Sales	195	278	43%
Other Services	310	370	19%

Consolidated Revenue	$3,663	$4,401	20%

Management attributes the decline of $222,000 in Technology Infrastructure revenue comparing the three-month periods ended September 30, 2005 and 2006 primarily to a lull in market demand prior to Microsoft’s anticipated introduction of updated versions of several important technology products, including Windows and Office software. Management believes customers may be deferring spending on technology-based projects at present in anticipation of undertaking projects following the introduction of the Microsoft technology updates. Management believes that despite the present lull in demand, certain trends in technology continue to be favorable for the creation of demand for Technology Infrastructure services, including a business transition toward service-oriented technology architecture utilizing software delivered as a web-hosted, on-demand service, continuing business information security concerns over intrusion threats, and demand for data storage solutions that meet increasing compliance requirements. There can be no assurance, however, that these trends will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $475,000 in revenue for the Collaborative Solutions Practice Area was realized for the three-month period ended September 30, 2006 as compared to the comparable period of the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for business intelligence solutions and custom application development based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology and the inclusion of revenue from CodeLab operations for the full three-month period during the third quarter of 2006. During the third quarter of 2005, revenue was included only for the period subsequent to the acquisition on July 26, 2005. Management also believes certain broad trends in technology are favorable to long-term growth for Collaborative Solutions services, including expected continuing growth of Internet-based commerce and web-hosted software applications, and increasing demand for customized applications utilizing and supporting emerging technologies, such as wireless broadband technology, voice-over Internet protocol telephony and converged networks. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the period-to-period increase in Business Process revenue of $244,000, comparing the three months ended September 30, 2006 with the three months ended September 30, 2005, primarily to the Company’s performance of larger and more complex projects based on Microsoft Dynamics technology in the third quarter of 2006 than in the third quarter of 2005 and growth in services based on CRM technology. The Company believes its efforts during 2005 and 2006 enhanced staff depth and technical capability, especially related to Dynamics CRM technology, and increased marketing efforts enabled the Business Process Practice Area to more complex and diverse projects.

The majority of Interactive Media consulting revenue realized in the third quarters of both 2005 and 2006 related to technical architecture design, configuration services and post-installation technical support for interactive television systems installed on cruise ships. Revenue was steady on a period-to-period basis with an increase in revenue of $13,000 realized. The third quarters of both years did not include periods of peak project activity for shipboard interactive television systems and consequently, Interactive Media consulting revenue was relatively low in both periods. Management expects revenue will remain low during the fourth quarter of 2006, but will increase in the first two quarters of 2007 when the periods of peak project activity for the Carnival Freedom and the Royal Caribbean Liberty of the Seas are expected to occur. Unforeseen events such as shipyard schedule delays could impact project schedules, so no assurance can be given that actual revenue and gross profit will be realized in 2007 at levels equal to or greater than that realized in the third quarter of 2006.

A period-to-period increase of $85,000 in revenue for the Systems Integration segment was realized for the three-month period ended September 30, 2006 as compared to the comparable period of the prior year. During the third quarter of 2006, Systems Integration revenue was primarily realized from projects involving the implementation of specialized technology platforms for customers in the cruise, financial services and professional sports industries. During the third quarter of 2005, Systems Integration revenue was realized from customers solely in the cruise industry. The third quarter of both 2005 and 2006 represented relatively low levels of revenue, as neither quarter included periods of peak project activity for implementation of interactive television systems on cruise ships. The Company continues to seek new customers for its Systems Integration operations and has new opportunities in the financial services and professional sports industry vertical markets. However, the Company expects Systems Integration operations will remain highly concentrated among a small number of projects and customers during the remainder of 2006 and 2007. There can be no assurance that the Company will continue to receive significant orders for implementation of specialized technology platforms from existing or new customers.

Management attributes the $83,000 period-to-period increase in revenue for the Information System Product Sales segment, comparing the third quarters of 2005 and 2006, to period-to-period variability in the sales of Microsoft Dynamics software and interactive television equipment. Revenue for the Other Services segment increased $60,000, comparing the third quarters of 2005 and 2006, resulting from the inclusion of CodeLab operations for the full third quarter of 2006, and growth in other ancillary revenues including website hosting and software licensing revenue. A significant portion of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the quarterly periods ended September 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$426	$347	(19)%
Collaborative Solutions	621	915	47%
Business Process	160	275	72%
Interactive Media	23	66	187%
Systems Integration	97	134	38%
Information System Product Sales	154	195	27%
Other Services	164	172	5%

Consolidated Cost of Sales	$1,645	$2,104	28%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area, comparing the three-month period ended September 30, 2006 to the three-month period ended September 30, 2005, corresponds with the change in revenue but is lower in percentage terms. This change indicates an increase in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. The Company has experienced labor market-driven pressure to increase technical consultant compensation during 2006, particularly with its Northern California operations. The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area corresponds with the change in revenue and is also higher in percentage terms. Management attributes the period-to-period growth in Collaborative Solutions cost of sales to the factors discussed above regarding the period-to-period increase in Collaborative Solutions revenue, including strong demand for business intelligence solutions and custom application development services, and the inclusion of CodeLab operations for the full third quarter of 2006. Collaborative Solutions has also experienced labor market-driven pressure to increase technical consultant compensation during 2006, resulting in cost of sales growth at a higher percentage than the related revenue growth. The period-to-period increase in cost of sales for the Business Process Practice Area is primarily attributable to the increase in the level of services in the third quarter of 2006. The increase in cost of sales for Business Process is more than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue.

An increase of $43,000 was realized for Interactive Media cost of sales, comparing the quarter ended September 30, 2006 with the quarter ended September 30, 2005. As noted above, neither period included peak activity related to major projects.

The period-to-period increase in Systems Integration cost of sales of $37,000, when comparing the three months ended September 30, 2006 to the comparable period of the prior year, is consistent with the corresponding increase in revenue. Neither period included peak activity on large projects for the implementation of interactive television platforms on cruise ships.

The increase in cost of sales for the Information System Product Sales of $41,000, comparing the third quarters of 2005 and 2006, was consistent with the change in revenue. Management attributes the increase to period-to-period variability in the sale of Microsoft Dynamics software and interactive television equipment.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended September 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$526	$383	(27)%
Collaborative Solutions	841	1,022	22%
Business Process	229	358	56%
Interactive Media	130	100	(23)%
Systems Integration	105	153	46%
Information System Product Sales	41	83	102%
Other Services	146	198	36%

Consolidated Gross Profit	$2,018	$2,297	14%

The period-to-period decrease in gross profit of $143,000 for the Technology Infrastructure Practice Area when comparing the third quarter of 2006 to the third quarter of 2005 corresponds with period-to-period change in revenue, but is higher in percentage terms. As discussed above, management attributes the change to a lull in demand pending the introduction of Microsoft product updates and a period-to-period decline in the ratio of fees to labor cost. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $181,000. The increase corresponds with significant period-to-period revenue growth, but is lower in percentage terms. Management believes the factors contributing to this result are strong demand for business intelligence solutions and custom application development services and the inclusion of CodeLab’s operations for the full third quarter of 2006. The period-to-period change in percentage terms is lower for Collaborative Solutions gross profit than for Collaborative Solutions revenue. As discussed above, the Company has experienced labor market-driven pressure to increase technical consultant compensation during

2006 which resulted in cost of sales increasing at a faster rate than revenue. The growth in gross profit for the Business Process Practice Area of $129,000, comparing the third quarters of 2005 and 2006, corresponds with revenue growth but was lower in percentage terms than the corresponding change in revenue, also indicating a period-to-period increase in the proportion of labor costs to revenue.

Gross profit from Interactive Media services decreased by $30,000, when comparing the quarters ended September 30, 2005 and 2006. As discussed above, management attributes the result to a relatively low project activity level during both periods.

The period-to-period increase in Systems Integration gross profit of $48,000, when comparing the three months ended September 30, 2006 to the comparable period of the prior year, is consistent with the corresponding increase in revenue. Neither period included peak activity on large projects for the implementation of interactive television platforms on cruise ships.

The $42,000 period-to period increase in Information System Product Sales gross profit, when comparing the third quarters of 2005 and 2006, exceeded the change in revenue in percentage terms. The Company attributes this to variability in the mix of sales of Microsoft Dynamics software and interactive television equipment, which can reflect varying gross profit percentages. Other Services gross profit increased by $52,000, when comparing the third quarters of 2005 and 2006, as a result of the inclusion of CodeLab’s operations for the full third quarter of 2006 and growth in other ancillary revenue sources, such as software licensing.

Selling, General & Administrative Expenses

The Company recorded $2,328,000 in selling, general and administrative expenses during the three months ended September 30, 2006, including $99,000 for depreciation and amortization and $2,229,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $2,206,000 during the three months ended September 30, 2005, including $104,000 for depreciation and amortization, a $147,000 loss from disposal or impairment of assets and $1,955,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $122,000, or 6%.

The period-to-period increase in other selling, general and administrative expenses was $274,000, or 14%. Significant contributing factors to the increase include a period-to-period increase in the Company’s employees, primarily for practice area consultants, as a result of growth in demand for the Company’s services, the inclusion of expense for CodeLab’s operations for the full third quarter of 2006 and an increase in sales and marketing personnel. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce. Significant period-to-period expense increases were also incurred for office rent.

A severance accrual of $17,000 was recorded in September 2006 to establish a liability for costs associated with the termination of services of a managerial executive associated with the Company’s Collaborative Solutions Practice Area. There was no comparable expense during the third quarter of 2005.

As of the end of the third quarter of 2005, management determined that a variance between the expected and actual cash flows from customers on the list acquired from Jimary Business Systems was likely to result in a continued shortfall. A new projection of undiscounted cash flows attributed to the Jimary Business Systems customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $146,000 to reflect the impairment of this customer list during the third quarter of 2005. There was no comparable loss during the third quarter of 2006. During both three-month periods ended September 30, 2005 and 2006, the Company recognized losses of $1,000 related to disposal of equipment.

Net Loss

The Company recorded a net loss of $14,000 for the three months ended September 30, 2006, as compared to a net loss of $181,000 for the three months ended September 30, 2005. The $167,000 period-to-period improvement in profitability is attributable to the $279,000 increase in gross profit from operations, partially offset by a $122,000 increase in selling, general and administrative expenses. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

The following table sets forth revenue for the Company’s operating segments for the nine-month periods ended September 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$2,542	$2,748	8%
Collaborative Solutions	3,433	5,459	59%
Business Process	978	1,569	60%
Interactive Media	1,010	929	(8)%
Systems Integration	978	2,424	148%
Information System Product Sales	878	852	(3)%
Other Services	756	1,064	41%

Consolidated Revenue	$10,575	$15,045	42%

Management attributes the increase of $206,000 in Technology Infrastructure revenue comparing the nine-month periods ended September 30, 2005 and 2006 to high demand, predominantly in the first quarter of 2006, for network architecture design and system evaluation services resulting from merger and acquisition activity among the Company’s customers. Another factor in the period-to-period increase was the inclusion of Technology Infrastructure revenue for CodeLab in the first nine months of 2006. Technology Infrastructure experienced a lull in market demand during the second and third quarters of 2006. Management believes customers may be deferring spending on technology-based projects at present in anticipation of undertaking projects following the introduction of Microsoft technology updates, including Windows and Office software, expected to occur in the fourth quarter of 2006 and the first quarter of 2007. There can be no assurance, however, that the introduction of updated Microsoft technology will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $2,026,000 in revenue for the Collaborative Solutions Practice Area was realized for the nine-month period ended September 30, 2006 as compared to the comparable period of the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for business intelligence solutions and custom application development based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology and the inclusion of revenue from CodeLab operations for the full nine-month period in 2006, as compared to only the portion of the 2005 period following the Company’s acquisition of CodeLab on July 26, 2005.

Management attributes the period-to-period increase in Business Process revenue of $591,000, comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005, to enhanced staff depth and specialization in 2006, enabling the Company to undertake larger and more complex projects based on Microsoft Dynamics and CRM technology, and increased marketing efforts since mid-2005.

The majority of Interactive Media consulting revenue realized in the nine-month periods ended September 30, 2005 and 2006 related to technical architecture design, configuration services and post-installation technical support for interactive television systems installed on cruise ships. The period-to-period decrease in revenue when comparing these periods was $81,000. Revenue recognized during the first nine months of 2005 included the recognition of remaining consulting revenue under two fixed-price arrangements, for which most of the revenue had been recognized in 2004, upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components, as well as revenue associated with a major ship system project. Revenue recognized during the first nine months of 2006 included consulting revenue associated with three major ship system projects.

A period-to-period increase of $1,446,000 in revenue for the Systems Integration segment was realized for the nine-month period ended September 30, 2006 as compared to the comparable period of the prior year. During the first nine months of 2006, Systems Integration revenue was primarily realized from large projects involving the implementation of specialized technology platforms for three customers in the cruise industry and a financial services customer. Systems Integration revenue was also derived from smaller projects performed for customers in the professional sports industry. There was only one large project with a comparable level of services in the first nine months of 2005 for a cruise industry customer. Systems Integration operations are expected to remain highly concentrated among a small number of projects and customers. The Company continues to seek new customers and industry vertical markets for its Systems Integration operations. There can be no assurance that the Company will continue to receive significant orders for implementation of specialized technology platforms from existing or new customers.

Revenue for the Information System Product Sales segment, comparing the first nine months of 2005 and 2006, reflected slight period-to-period variability of $26,000 and resulted from normal fluctuation in the level of sales of Microsoft Dynamics software and interactive television equipment. Revenue for the Other Services segment increased $308,000, comparing the first nine months of 2005 and 2006, resulting from the inclusion of CodeLab operations for the full nine-month period in 2006 as compared to inclusion of two months’ operations in 2005, and growth in ancillary revenue such as software licensing, website hosting and placement fees in 2006. A significant portion of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the nine-month periods ended September 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,129	$1,184	5%
Collaborative Solutions	1,524	2,301	51%
Business Process	409	709	73%
Interactive Media	113	253	124%
Systems Integration	467	1,074	130%
Information System Product Sales	644	623	(3)%
Other Services	458	581	27%

Consolidated Cost of Sales	$4,744	$6,725	42%

The period-to-period increase in cost of sales for the Technology Infrastructure Practice Area of $55,000, comparing the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2005, corresponds with the change in revenue but is lower in percentage terms. Management attributes the change to several factors, including the inclusion of Technology Infrastructure services for the CodeLab operations in the first nine months of 2006 and a decrease in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees, primarily in the first quarter of 2006. During the third quarter of 2006, labor market-driven pressure to increase technical consultant compensation resulted in an increase in the proportion of the average hourly cost of consultant labor to average hourly fees, and the Company expects the year-to-date improvement will further diminish during the fourth quarter.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $777,000 also corresponds with the change in revenue but is lower in percentage terms, also indicating a decrease in the proportion of the average hourly cost of Collaborative Solutions consultant labor to average hourly fees. Similarly, as with Technology Infrastructure, the favorable year-to-date proportion decreased during the third quarter of 2006 and is expected to further diminish in the fourth quarter. Management also attributes the period-to-period growth in Collaborative Solutions cost of sales to increased demand for business intelligence and custom application development services and the inclusion of CodeLab operations in the full nine months of 2006.

The period-to-period increase in cost of sales for the Business Process Practice Area of $300,000 is primarily attributable to the increase in the level of services in the first nine months of 2006. The increase in cost of sales for Business Process is more than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue.

An increase of $140,000 was realized for Interactive Media cost of sales, comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005, despite a corresponding period-to-period decrease in revenue. Management primarily attributes the result to customer acceptance during 2005 of two fixed-price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision not to utilize certain alternate system components resulted in project completion at a reduced labor budget. There was no similar recognition of revenue without significant associated cost of sales during the first nine months of 2006.

The increase in Systems Integration cost of sales of $607,000, comparing the nine-month periods ended September 30, 2005 and 2006, corresponds with the period-to-period change in Systems Integration revenue. The increase resulted from cost of sales being incurred related to large implementation projects for specialized technology platforms for three cruise industry customers and one financial services industry customer during the nine months ended September 30, 2006, as compared to only one significant project for a cruise industry customer during the nine months ended September 30, 2005.

The decrease in cost of sales of $21,000 for the Information System Product Sales segment, comparing the first nine months of 2005 and 2006, was consistent with the change in revenue. The period-to-period increase in Other Services cost of sales of $123,000 was significantly lower in percentage terms than the corresponding increase in revenue, and resulted primarily from the inclusion of CodeLab’s operations in the first full nine-month period of 2006.

The following table sets forth gross profit for the Company’s operating segments for the nine-month periods ended September 30, 2005 and 2006 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,413	$1,564	11%
Collaborative Solutions	1,909	3,158	65%
Business Process	569	860	51%
Interactive Media	897	676	(25)%
Systems Integration	511	1,350	164%
Information System Product Sales	234	229	(2)%
Other Services	298	483	62%

Consolidated Gross Profit	$5,831	$8,320	43%

The period-to-period increase in gross profit of $151,000 for the Technology Infrastructure Practice Area, comparing the first nine months of 2006 to the first nine months of 2005, corresponds with period-to-period growth in revenue, but is higher in percentage terms. Factors contributing to this result include the inclusion of CodeLab’s operations in the first half of 2006 and a period-to-period improvement in the proportion of fees to labor cost. The growth in Technology Infrastructure gross profit and improvement in the proportion of fees to labor cost were realized in the first quarter of 2006, with period-to-period declines realized in the second and third quarters and expected for the fourth quarter.

The Collaborative Solutions Practice Area experienced an improvement in gross profit of $1,249,000 in the first nine months of 2006 as compared to the first nine months of 2005. Again, the increase corresponds with significant period-to-period revenue growth, but is higher in percentage terms. Management believes the factors contributing to this result are strong demand for business intelligence and custom application development services and the inclusion of CodeLab’s operations in the full nine-month period of 2006.

The growth in gross profit for the Business Process Practice Area of $291,000, comparing the nine month periods ended September 30, 2005 and 2006, corresponds with significant period-to-period revenue growth but was lower in percentage terms than the corresponding increase in revenue due to a period-to-period increase in the proportion of labor costs to revenue.

Interactive Media gross profit decreased by $221,000 when comparing the nine-month periods ended September 30, 2005 and 2006. In percentage terms, the decrease in gross profit was more significant than the corresponding period-to-period decrease in revenue. As discussed above, management attributes this result to a customer’s acceptance during 2005 of two fixed-price projects, which resulted in recognition of the remaining project revenue without significant additional cost of sales. There was no comparable project activity during the nine-month period ended September 30, 2006.

The period-to-period increase in Systems Integration gross profit of $839,000, when comparing the nine months ended September 30, 2006 to the comparable period of the prior year, is consistent with the corresponding increase in revenue and resulted from the performance of a high level of project activity during the first nine months of 2006 on significant projects involving the implementation of specialized technology platforms for four customers in the cruise and financial services industries. Comparable project activity was performed for only one cruise industry customer during the first nine months of 2005.

The decrease in gross profit for Information System Product Sales of $5,000, comparing the first nine months of 2005 and 2006, was consistent with the change in revenue. Other Services gross profit increased by $185,000, when comparing the nine-month periods ended September 30, 2005 and 2006, as a result of the inclusion of CodeLab’s operations for the full nine-month period during 2006 and growth in ancillary revenue including website hosting, software licensing and placement fees during 2006.

Selling, General & Administrative Expenses

The Company recorded $7,121,000 in selling, general and administrative expenses during the nine months ended September 30, 2006, including $302,000 for depreciation and amortization, a $3,000 loss on disposal of assets and $6,816,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $6,081,000 during the nine months ended September 30, 2005, including $245,000 for depreciation and amortization, a loss of $147,000 from impairment or disposal of assets and $5,689,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $1,040,000, or 17%.

The period-to-period increase in other selling, general and administrative expenses was $1,127,000, or 20%. Significant contributing factors in the increase include a period-to-period increase in the number of the Company’s employees, primarily for practice area consultants, as a result of growth in demand for the Company’s services, the inclusion of expense for CodeLab’s operations in the first nine months of 2006 and an increase in sales and marketing personnel. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce. Significant period-to-period expense increases were also incurred for office rent and maintenance, entertainment, communications and software costs, primarily from the addition of expenses related to CodeLab’s operations. A severance accrual of $17,000 was recorded in September 2006 to establish a liability for costs associated with the termination of services of a managerial executive associated with the Company’s Collaborative Solutions Practice Area. There was no comparable expense during the third quarter of 2005.

The period-to-period increase of $57,000 in depreciation and amortization expense resulted from the inclusion of amortization expense related to the customer list and non-competition agreement associated with the acquisition of CodeLab for the full nine-month period during 2006 as compared to only the portion of the third quarter following acquisition during 2005, additional depreciation resulting from computer hardware purchases for the Company’s growing workforce, the Company’s periodic upgrading of technology, and leasehold improvements and furniture for expansion of the Boston office.

As noted above in the discussion of quarterly results, the Company recorded a loss of $146,000 as of September 30, 2005 to reflect an impairment of the customer list associated with the acquisition of Jimary Business Systems. There was no comparable loss from impairment of assets during the nine-month period ended September 30, 2006. During the nine-month period ended September 30, 2005, the Company also recognized a loss of $1,000 related to disposal of equipment. During the nine-month period ended September 30, 2006, the Company also recognized a loss of $3,000 related to disposal of equipment.

Net (Loss) Income

The Company recorded net income of $1,174,000 for the nine months ended September 30, 2006, as compared to a net loss of $247,000 for the nine months ended September 30, 2005. The $1,421,000 period-to-period improvement in profitability is attributable to the $2,489,000 increase in gross profit from operations, partially offset by a $1,040,000 increase in selling, general and administrative expenses. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2006, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash and liquid cash equivalents of $731,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2005 was a decrease of $800,000. Net cash flows used for operating activities were $164,000. The Company recognized net income for the nine months ended September 30, 2006 of $1,174,000. The Company recorded non-cash expenses of $323,000 for depreciation of property and equipment, amortization of intangible assets, loss on disposal of assets and expense recognition for the fair value of outstanding stock options, and a non-cash benefit from deferred income taxes of $5,000, resulting in net cash provided of $1,492,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $1,656,000 for the nine months ended September 30, 2006. Major working capital adjustments resulting in cash used included increases in accounts receivable, inventory, costs and estimated gross margins in excess of billings and software development costs of $1,313,000, $157,000, $297,000 and $345,000, respectively, and a decrease in billings in excess of costs and estimated gross margins of $395,000. Major working capital adjustments resulting in cash provided included increases in accounts payable, accrued compensation and payroll taxes, other accrued liabilities and deferred revenue of $525,000, $159,000, $99,000 and $142,000, respectively.

Investing activities resulted in a net cash use of $118,000 for the nine months ended September 30, 2006, including $84,000 for capital expenditures for computer hardware for the Company’s increased workforce, the periodic upgrading of technology and furniture and leasehold improvements related to expansion of the Company’s Boston office, and $34,000 related to acquisitions of businesses in prior periods. Financing activities resulted in cash used of $518,000 for the nine months ended September 30, 2006, primarily for the payment of preferred stock dividends of $520,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the eight succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2007. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. For two of the Company’s customers, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. Prior to the September 2006 renewal, trade accounts receivable were eligible for inclusion in the borrowing availability only if aged sixty days or less. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of September 30, 2006, maximum borrowing availability under the S&T Loan Agreement was $2,267,000, and there was no outstanding loan balance. As of October 27, 2006, maximum borrowing availability under the S&T Loan Agreement was $1,945,000, and the outstanding loan balance was $305,000.

Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During the first nine months of 2006, the interest rate under the S&T Loan Agreement ranged from a low of 8.25% to a high of 9.25%, which was in effect as of September 30, 2006. There have been no changes in the interest rate subsequent to that date. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of less than $500 and $11,000 related to this revolving credit loan during the three- and nine-month periods ended September 30, 2006, respectively. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The S&T Loan Agreement, as amended, includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases, which are disclosed in their entirety in the text of the S&T Loan Agreement filed as Exhibit 4 to the Company’s Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999, the Fourth and Fifth Amendments to the Loan and Security Agreement filed as Exhibits 10.1 and 10.2 to the Company’s Report on Form 8-K filed on September 30, 2005 and the Sixth Amendment to the Loan and Security Agreement and Change in Terms Agreement filed as Exhibits 10.1 and 10.2 to the Company’s Report on Form 8-K filed on September 19, 2006. The covenant concerning dividends and purchases of stock prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted.

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarters ended March 31, June 30 and September 30, 2006. The Company was in compliance with all other covenants as of September 30, 2006 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of September 30, 2006, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. As of July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through December 31, 2006. Accrued but unpaid dividends on the Series C preferred stock were $3,133,000 as of September 30, 2006 and $3,216,000 as of November 14, 2006.

Payment of dividends accrued on Series C preferred stock was originally scheduled to occur within ten days of June 30, 2006. Thereafter, dividends on the Series C preferred stock were scheduled for quarterly payment. However, the Company’s management determined that meeting the scheduled payments was inadvisable due to liquidity considerations and the restrictive covenant in the S&T Bank Loan Agreement prohibiting payment of dividends related to Series C preferred stock. The Company has indefinitely deferred payment of dividends on Series C preferred stock. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if it is still in effect. Any future payment of dividends on Series C preferred stock will also be subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law.

As of September 30, 2006, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the

Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of September 30, 2006 and $6,000 as of November 14, 2006.

As of September 30, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of September 30, 2006 and $50,000 as of November 14, 2006.

As of September 30, 2006, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of September 30, 2006, the Company estimates the amount of the liquidation premium to be $2,846,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Any shares of Series G preferred stock which are not converted to common stock will remain outstanding until converted or until redeemed. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of September 30, 2006 and $22,000 as of November 14, 2006. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of September 30, 2006, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of September 30, 2006 and $12,000 as of November 14, 2006.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock will be $180,000 for the last three months of 2006 and $715,000 for 2007. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2007. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $1,085,000 and 361,642 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the date of issuance of $0.55 per share, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital. As of September 30, 2006, accrued acquisition consideration was recorded as a liability on the Consolidated Balance Sheet for the full amount of purchase consideration delivered in October 2006. A total of $112,000 of the contingent consideration for the annual period ended July 31, 2006 was recorded as expense for compensatory elements, of which $47,000 was included in selling, general and administrative expenses for the year ended December 31, 2005 and the remaining $65,000 was recorded as expense in 2006. The remainder of the contingent consideration for the first annual period was regarded as additional purchase price and was recorded as goodwill. A total of $919,000 was recorded as goodwill as of December 31, 2005, with the additional consideration recorded as goodwill during 2006 based on estimate revision. Accrued contingent consideration related to the CodeLab acquisition of $1,302,000 is reflected on the Consolidated Balance Sheet as of September 30, 2006. A total of $18,000 has been accrued for the second annual period ending July 31, 2007 related to the compensatory elements. Management will monitor the results of CodeLab’s operations during each of the succeeding annual periods. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. No contingent consideration was due for the first annual period. Management does not currently believe it is highly likely that material contingent consideration will become due for the annual period ending November 30, 2006 and consequently no estimate has been recorded. Management anticipates that any amount due for the second annual period will be recorded upon completion of the final calculation for the period. Management will monitor the results of operations during the third annual period. The Company will record liabilities for additional purchase consideration if estimates can be reasonably determined and management believes payment is highly likely for the period. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of each such annual period.

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that may be obtained with customers included on the acquired customer list. The Asset Purchase Agreement specifies certain dates in 2005 and 2006 after which new projects undertaken with customers on the acquired list are not subject to contingent purchase consideration. Any contingent purchase consideration due will be calculated based on applicable amounts collected during each calendar quarter and is to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer Resources. Purchase consideration paid during the first nine months of 2006 was $14,000. An estimate of $5,000 for contingent purchase consideration related to the acquisition of Computer Resources expected to be paid during the remainder of 2006 and 2007 is included in accrued acquisition consideration on the Company’s Consolidated Balance Sheet as of September 30, 2006. The majority of current projects for customers on the acquired list are not subject to the consideration provisions. Consequently, the Company believes future payments under the Asset Purchase Agreement are not likely to materially exceed the acquisition consideration accrued as of September 30, 2006.

Capital expenditures during the nine months ended September 30, 2006 were $84,000 and included purchases of computer hardware for the Company’s increased workforce, the Company’s periodic upgrading of technology, and furniture and leasehold improvements for expansion of the Company’s Boston office. Management forecasts that capital expenditures during the remainder of 2006 will not exceed $50,000 and during 2007 will not exceed $150,000. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2006 and during 2007 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the nine months ended September 30, 2006, capitalized software development costs of $345,000 were recorded by the Company related to enhanced applications for thick-client interactive television solutions, including purchased software development tools, testing equipment and the cost of internal labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The Company anticipates additional capitalized software development costs will not exceed $100,000 during the remainder of 2006.

The Company’s cash balances may be diminished over the remainder of 2006 and during 2007 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, the payment of additional purchase consideration related to the recent business acquisitions, additional acquisitions of businesses and other factors. The number of major Interactive Media consulting projects and Systems Integration projects currently committed for 2007 remains low, which may negatively impact the Company’s cash balances if the Company is unsuccessful in obtaining additional projects to be performed during 2007. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time-to-time seek opportunities to acquire businesses or assets that would complement existing operations or expand the geographic scope of the Company’s operations. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or the Company’s inability to renew or replace the current credit facility after its expiration in September 2007. Such financing alternatives could include selling additional equity or debt securities, obtaining long- or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to it, or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives requiring bifurcation, clarifies certain requirements of SFAS No. 133 regarding strips and amends SFAS No. 140 to eliminate certain prohibitions on qualifying special purpose entities. Implementation of SFAS No. 154 is required for the first annual period beginning after September 15, 2006. The Company plans to adopt SFAS No. 155 beginning January 1, 2007. The Company does not expect that adoption of the new standard will have a material effect on the Company’s results of operations or financial condition.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize in its statement of financial position an asset for the plan’s over-funded status or a liability for the plan’s under-funded status, measure plan assets and the obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for entities with publicly traded securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company plans to adopt SFAS No. 158 beginning January 1, 2007. The Company is currently evaluating the potential impact of adoption of SFAS No. 158.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Item 4. Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended September 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2006, our total committed backlog for Consulting Services and Systems Integration was $5,915,000. We expect to realize $2,527,000 of this amount as revenue during the remainder of 2006, $3,367,000 during 2007 and $21,000 during 2008. Consulting Services and Systems Integration revenue recorded in the first three quarters of 2006 plus backlog expected to be earned during the final quarter of 2006 represents 119% of 2005 consulting and Systems Integration revenue. Backlog includes unrealized revenue related to:

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

Committed backlog for the Technology Infrastructure Practice Area was $319,000 as of September 30, 2006, all of which is expected to be earned in the fourth quarter of 2006. Revenue recorded in the first three quarters of 2006 plus backlog expected to be earned in 2006 represents 86% of 2005 Technology Infrastructure revenue. Technology Infrastructure backlog as of September 30, 2006 represents a decline of $54,000 from the June 30, 2006 level. We believe we are experiencing a lull in demand for Technology Infrastructure services prior to Microsoft’s planned introduction of updated versions of several important technology products, including Windows and Office software. Microsoft expects to introduce the updated versions during the fourth quarter of 2006 and the first quarter of 2007. We believe customers may be delaying commitments for spending on technology-based projects until the introduction of the Microsoft technology updates.

As of September 30, 2006, our committed backlog for the Collaborative Solutions Practice Area was $2,088,000, of which we expected to earn $1,280,000 in the fourth quarter of 2006, $789,000 in 2007 and $19,000 in 2008. Collaborative Solutions revenue recorded in the first three quarters of 2006 plus backlog expected to be earned in the fourth quarter of 2006 represents 132% of 2005 Collaborative Solutions revenue. Our acquisition of CodeLab substantially increased the backlog for Collaborative Solutions because CodeLab has several significant engagements for maintenance, analysis and support related to customized software applications previously developed for their customers, some of which are covered by long-term agreements. The projects for our Pittsburgh and Northern California operations and some of the projects for CodeLab included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the fourth quarter of 2006.

Committed backlog for the Business Process Practice Area was $600,000 as of September 30, 2006, of which $563,000 is expected to be earned in 2006, and $37,000 is expected to be earned in 2007. Revenue recorded in the first three quarters of 2006 plus backlog expected to be earned in the fourth quarter of 2006 represents 157% of 2005 Business Process revenue. We expect that the projects included in the committed backlog for the Business Process Practice Area will be performed over a relatively short time period, primarily the fourth quarter of 2006 and the first quarter of 2007.

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

As of September 30, 2006, committed backlog for Interactive Media consulting services was $1,058,000, of which we expect to realize $172,000 during the fourth quarter of 2006 and $886,000 during 2007. Interactive Media revenue recorded in the first three quarters of 2006 plus backlog expected to be realized in the fourth quarter of 2006 represents 100% of 2005 Interactive Media revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for newly built ships. Backlog as of September 30, 2006 includes the majority of expected consulting services for two projects of this type, the interactive television systems for the Carnival Freedom and Royal Caribbean Liberty of the Seas, as well as other smaller projects.

To date, most of the significant Systems Integration projects have involved implementing specialized interactive television technology platforms on newly built ships in connection with the Interactive Media consulting services described above. As of September 30, 2006, committed backlog for Systems Integration was $1,850,000, of which we expect to realize $193,000 during the fourth quarter of 2006, $1,655,000 during 2007 and $2,000 during 2008. Systems Integration revenue recorded in the first three quarters of 2006 plus backlog expected to be earned in 2006 represents 240% of 2005 Systems Integration revenue. Backlog for this practice area includes the remaining portion of an interactive television implementation projects for the Carnival Freedom and Royal Caribbean Liberty of the Seas as well as other smaller Systems Integration projects.

We are actively seeking to secure additional Interactive Media and Systems Integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to increase in 2007, as compared to 2005 and 2006. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional orders for us beyond those already received. While Systems Integration revenue realized in the first three quarters of 2006 already exceeds 2005 revenue, we must continue to secure additional projects to return to the levels of revenue realized by these segments prior to 2005.

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

Interactive Media consulting and Systems Integration projects accounted for 15% and 19%, respectively, of our revenue and gross profit for the year ended December 31, 2005, and 22% and 24%, respectively, of our revenue and gross profit for the nine months ended September 30, 2006. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to security and tax initiatives, fuel costs and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

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

During the year ended December 31, 2005, Carnival, a significant Interactive Media and Systems Integration customer operating in the cruise industry, and Microsoft Consulting Services, a significant Technology Infrastructure and Collaborative Solutions customer, each accounted for 14% of our consolidated revenue. During the nine months ended September 30, 2006, there were no customers representing 10% or more of our consolidated revenue.

Item 3. Defaults Upon Senior Securities

Each of the Certificates of Designation for the Series C, D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. The order of liquidation preference of the Company’s outstanding series of preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. The S&T Loan Agreement prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. The payment of any dividend on shares of any outstanding series of the Company’s preferred stock is subject to legally available funds under Delaware law.

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series D, F, G and H preferred stock. A significant arrearage of dividends has accrued on Series C preferred stock because dividends were not initially scheduled to be paid until within ten days of June 30, 2006. The Company’s management determined that meeting the scheduled payment was inadvisable due to liquidity considerations and a restrictive covenant in the S&T Bank Loan Agreement which prohibits payment of dividends on Series C preferred stock during the term of the agreement which expires on September 30, 2007. The Company has indefinitely deferred payment of dividends on Series C preferred stock.

As of September 30, 2006, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $3,133,000 as of September 30, 2006 and $3,216,000 as of November 14, 2006. Payment of dividends on Series C preferred stock at any future date is subject to elimination of the restrictive covenant in the S&T Bank Loan Agreement and legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate in effect through June 30, 2006. Accrued dividends as of June 30, 2006 will compound thereafter at a rate of 12% of the liquidation value thereof per annum. Dividends on the Series C preferred stock accrued after June 30, 2006 were scheduled for quarterly payments. The Company has indefinitely deferred payment of the scheduled quarterly dividends until such time as the restrictive bank covenant is eliminated, legally available funds are present and management determines that payment is advisable given liquidity considerations for the Company.

As of September 30, 2006, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of September 30, 2006 and $6,000 as of November 14, 2006.

As of September 30, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of September 30, 2006 and $50,000 as of November 14, 2006.

As of September 30, 2006, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of September 30, 2006 and $22,000 as of November 14, 2006.

As of September 30, 2006, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $50,000 as of September 30, 2006 and $12,000 as of November 14, 2006.

See Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 6. Exhibits

Exhibit Number	Description of Exhibit (1)

3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation's Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation's Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

Exhibit Number	Description of Exhibit (1)
4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation filed with the Secretary of State of the State of Delaware on July 25, 2005 (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1	Sixth Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.2	Change in Terms Agreement between Allin Corporation and S&T Bank (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

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

ALLIN CORPORATION (Registrant)

Date: November 14, 2006	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

September 30, 2006

Exhibit Index

Exhibit Number	Description of Exhibit

3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation's Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation's Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation filed with the Secretary of State of the State of Delaware on July 25, 2005 (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

Exhibit Number	Description of Exhibit (1)
4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1	Sixth Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.2	Change in Terms Agreement between Allin Corporation and S&T Bank (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-Q are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.