Form 10-K
period 2006-12-31
ALLIN CORP
filed 2007-03-30
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,268,000 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2007
[Common Stock, $0.01 par value per share]	7,828,981 shares

DOCUMENTS INCORPORATED BY REFERENCE

Class
None	None

Allin Corporation

Form 10-K

December 31, 2006

Forward-Looking Information

Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “create,” “seek,” “growth,” “improvement” “increase,” “continue,” “toward,” “forecast,” “likely,” “plan,” “may,” “could,” “future,” “goal,” “schedule” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, Item 1A—Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A – Quantitative and Qualitative Disclosures about Market Risk. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1 - Business

Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” and “our” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

(a) General Development of Business

The Company is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality applications, solutions and platforms that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s consulting services include four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and on budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Northern California in San Jose and Walnut Creek, in the Boston area in Wakefield, Massachusetts and in Ft. Lauderdale, Florida.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 2006, the organizational legal structure consists of Allin Corporation and six wholly-owned subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”), are operating subsidiaries that focus on different aspects of the Company’s consulting and systems integration operations. Allin Interactive was formed in June 1994. The other operating subsidiaries joined the Company through acquisition, Allin Consulting-California and Allin Network in November 1996, Allin Consulting-Pennsylvania in August 1998 and CodeLab in July 2005. Allin Holdings Corporation (“Allin Holdings”), formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive, CodeLab and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Consulting, Allin Interactive, and CodeLab Technology Group in its operations. Management believes the trade-names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

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

•

The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services were provided from the Company’s Pittsburgh and Northern California offices.

•

The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”) its affiliate, Celebrity Cruises (“Celebrity”), MSC Crociere S.p.A. (“MSC”), Regent Seven Seas Cruises, Inc. (“Regent”), Disney Cruise Line (“Disney”) and Fred. Olsen Cruise Lines (“Fred. Olsen”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States.

The consulting services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are classified by the Company as individual operating segments of its business. Aggregate consulting revenue, cost of sales and gross profit for the four practice areas are included in the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data as consulting services. The Company’s operations include three additional segments, Systems Integration, Information System Product Sales and Other Services, which correspond to separately captioned lines for revenue, cost of sales and gross profit in the Company’s Consolidated Statements of Operations. Systems integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Information System Product Sales reflects the Company’s sales of Microsoft Dynamics software, interactive television equipment and other computer hardware, software and supplies necessary for the implementation or ongoing use of technology solutions recommended by the practice areas. The Other Services segment includes the provision of technical resources that customers utilize in the execution of customer-managed projects, other sources of revenue such as software licensing, website hosting and archival fees, referral commissions and billed out-of-pocket costs associated with the Company’s operations. No customers accounted for 10% or greater of total revenue during 2006.

(b) Financial Information About Industry Segments

Financial information concerning the industry segments in which the Company operates is included in Note 14 – Industry Segment Information of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(c) Narrative Description of Business

This narrative description of the business is organized in three sections as follows. The first section describes the Company’s marketing objectives, focus on Microsoft-based technology, solutions framework and delivery methods. The second section includes industry overviews for the information technology services industry, in which the Company competes, and the financial services and cruise industries, which are specific target markets of the Company’s Boston and Ft. Lauderdale-based operations. The third section includes a detailed discussion of the operations of the Company’s segments, including backlog, pricing and supply considerations and sources of competition.

Marketing Objectives, Solutions Framework, Delivery Methods and Microsoft Technology Focus

Marketing Objectives

The Company’s practice area-based organizational structure is designed to complement the customer-oriented focus of its marketing strategy. The practice area-based structure fosters a broad range of specialized technical expertise within the Company and provides the breadth and depth of experience necessary to identify customer needs and develop solutions that successfully address them. Management believes the solutions offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas allow customers to take advantage of the latest technological capabilities, increase productivity by improving the flow and accessibility of information, empower customer personnel with business intelligence for fast and effective decision making, and help customers eliminate inefficiencies and reduce costs. The Company promotes these benefits in its marketing efforts with potential customers. Management believes the practice areas can effectively compete on the basis of the quality and broad scope of their technological capabilities and their performance in meeting customer needs. There can be no assurance, however, that the Company’s practice areas will be able to expand or maintain their current levels of business in the future as a result of the Company’s marketing efforts.

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

The Company has twelve dedicated sales and marketing personnel based in the Company’s Pittsburgh, Northern California, Boston and Ft. Lauderdale offices focused on promoting and securing engagements for the Company’s practice areas. Certain of the Company’s operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company’s operations. Sales, marketing and practice area management and technical consulting personnel work cooperatively to develop an understanding of potential and existing customers’ business issues, analyze the technological requirements and propose solutions designed to meet customer needs. In addition to its joint efforts with Microsoft, the Company also utilizes a variety of resources to help identify opportunities, including industry and community networking, existing customers, sales lead services and technology partner channels. Representatives of the practice areas and marketing personnel also conduct frequent seminars on new technology developments and potential business applications as an integral component of marketing efforts. The Company also advertises in trade periodicals and on their related websites, and in local-market business-oriented publications.

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

The Company’s Boston office focuses its marketing efforts on application development for financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes. Management believes CodeLab’s well-tested development methodology, robust technical framework and library of extensible software components enable CodeLab to deliver high quality solutions to financial services customers providing an immediate return on investment. CodeLab develops opportunities with potential and existing customers through direct sales and marketing efforts, client referrals, management networking and participation in professional organizations. CodeLab also builds awareness of its technical and financial services industry expertise through published articles and advertising in specialized financial services industry publications and websites. CodeLab’s management emphasizes the importance of customer satisfaction to its consultants and seeks their contributions to developing strong customer relationships, which management views as critical in generating recurring revenue and referrals for potential customers or business. CodeLab was featured in an article, Keeping Ahead of the Compliance Curve is Just Part of CodeLab’s Secret, in the November 2005 edition of Wilmott, a financial trade publication. The Wilmott article describes CodeLab’s ability to provide “best of breed” data management and compliance solutions to financial services clients and profiles CodeLab’s infrastructure, processing and operational support for Citigroup’s Best Execution Consulting Services platform, which remain ongoing at present.

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. Over the last six months, the Company has added MSC, Regent, Disney and Fred. Olsen to the Interactive Media customer list, joining long-term customers Carnival, Celebrity, Costa and Royal Caribbean. The Company’s recent success in obtaining new orders for interactive television systems and new customers has drawn attention within the cruise industry. The cruise industry periodical Lloyd’s Cruise International (February/March 2007 edition) includes the article Allin wins contracts for interactive systems, which reviews technological capabilities for digital networks and reports the recent orders for five shipboard interactive television systems received from MSC, Regent and Celebrity.

Marketing for the interactive Media and Systems Integration operations focuses on the Company’s DigiMix™ interactive television solutions, which feature the latest generation applications and platform configurations. DigiMix™ solutions support onboard operations and enhance passenger amenities by providing on-demand in-cabin entertainment, communication, information and services. The applications generate incremental revenue, promote operating efficiencies and enhance customer service. The DigiMix™ platform utilizes high-end digital hardware, including set top boxes and head-end video servers and encoders while supporting flexible distribution methods over digital networks and radio frequency-based or hybrid distribution systems. The Company believes flexibility in meeting customer needs is of critical importance and also offers and supports thin-client solutions for radio frequency-based distribution systems. The Company’s expertise in designing and installing interactive television systems is recognized in the cruise industry, where multiple generations of the Company’s interactive television solutions, some installed as long ago as 1996, are currently operating on thirty-four ships and have long been the system of choice for many of the world’s major cruise lines. The Company emphasizes the platform flexibility and cost effectiveness of the Company’s scalable interactive television solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems and the availability of comprehensive support services in its marketing efforts. Management believes these factors represent advantages for the Company over its competitors and make the Company the industry leader in providing interactive television applications and systems to the cruise market. The Company is also seeking to develop business for Interactive Media and Systems Integration services in the professional sports vertical market.

Management believes its combination of broad technical capabilities focused on Microsoft technology and deep vertical industry experience enable the Company to effectively compete against larger organizations and differentiate its service offering.

Microsoft Technology Focus

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania also has been designated with the Microsoft Business Solutions and Networking Solutions competencies and Allin Consulting-California has been designated with the Custom Development Solutions competency. The Company’s technical expertise and quality of services have been recognized by Microsoft recently through several awards. Allin Consulting-Pennsylvania received the Microsoft Eastern Region Partner of the Year Award in July 2006 in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft. Microsoft’s Eastern Region includes the entire eastern coastal area of the United States extending from Maine to Florida. In May 2006, Allin Consulting-California received the Northern California State-of-the-District Teaming Award in recognition of its cooperative work with Microsoft. Allin Consulting-California also received the Northern California State-of-the-District Winning on Value Award at this meeting. In July 2006, Allin Consulting-California was invited to participate as a member of the Microsoft US Sales & Service Partner Advisory Council which, along with other councils, are comprised of small groups of elite partners selected to provide insight and feedback on Microsoft’s strategic direction. The Company intends to continue its specialization in Microsoft-based technology.

Solutions Framework

The Company utilizes the Allin Solutions Framework for guiding the planning and conduct of solutions-oriented projects performed by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Allin Solutions Framework assists customers in aligning their business and technology objectives, allows solution planning to draw upon a resource knowledge base developed through past projects and provides a solution development discipline for organizing project teams and managing project lifecycles. The Allin Solutions Framework provides a foundation for planning and controlling projects based on scope, schedule and resources. Guiding principles of the Allin Solutions Framework are to develop utilizing knowledge obtained from prior, manage requirements, use component architecture, continuously verify quality and manage change. The adaptable process includes four phases:

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

Industry Overviews

Information Technology Services

The Company competes in the domestic information technology services market. Industry analysts generally regard this market as consisting of consulting services, which focuses on information technology architecture design and management and customized application development, implementation and integration of applications, and application and infrastructure outsourcing. The Company’s core operations focus on all of these areas except outsourcing.

The consulting and application development, implementation and integration components of the information technology services market were expected to experience growth of 3%, 2% and 10% in 2006, 2007 and 2008, respectively, according to the Forrester Research, Inc. (“Forrester”) report US IT Spending Summary: Q3 2006, November 29, 2006. The Forrester report estimated the domestic American market for these segments to be approximately $79 billion in 2006, and forecasts that the American market size will reach $89 billion by 2008. The Forrester report indicates that the most significant factor in growth rates for information technology investment is growth in the economy as this drives demand for goods and services thereby creating a need for greater information technology capacity. Although the Forrester report indicates growth will likely be slowed in 2007 due to a slowing of domestic economic growth, a significant rebound is expected in 2008, when 10% growth is expected to be driven by companies undertaking deferred projects in the areas of service-oriented architectures, RFID and internet technologies, and other aspects of digital business architecture. A more optimistic view of prospects for 2007 is reported in the VARBusiness article Defeating Doom & Gloom (November 10, 2006), which cites the VARBusiness 2007 State of the Market Survey finding that 80% of solution providers surveyed expect a revenue increase of at least five percent in 2007.

The continuing growth in the availability of low-cost, widely available bandwidth is profoundly impacting technological innovation. The PC Magazine article The Anderson Forecast: 2007 Predictions From One of the Best (December 15, 2006) predicts 2007 will be a tipping point in broadband penetration from 256 Kbits/second to much more powerful throughput. Another article from the January 2, 2007 edition of PC Magazine, Top Ten Stories and Trends of 2006, noted that the market penetration of true broadband is leading to rapid growth in video streaming technology and services. The growth in broadband also contributes to growing opportunities for information technology services providers to develop customized applications and to assist customers with the transition to service-oriented technical architecture utilizing web-based software applications and services. The Boston Corporate Finance Technology Update – 4th Quarter 2006 reports that information technology consultants specializing in the implementation, integration and customization of service-oriented software should see rapid growth in the next eighteen to twenty-four months. The Technology Update notes that service partners will be needed to complete deployment of the on-demand software model and comments that the most successful service providers in this area have been small, innovative companies with established vertical market experience. The Forrester report US IT Spending Summary: Q3 2006 similarly forecasts a surge in revenue in 2008 for information technology consulting and integration services with service-oriented software architectures noted as the most prominent contributing factor. Another area of future demand for information technology services is expected to be data management. The September/October 2006 Consulting Magazine article report US IT Spending Summary: Q3 2006 forecasts high demand for technology solutions offering better tools for data management, analysis and delivery for retail businesses. Particularly in demand will be solutions that provide customers with a seamless and integrated experience regardless of whether the customer is using an online channel, call center or retail store. The article Defeating Gloom & Doom in the November 10, 2006 edition of VARBusiness also cites wireless technologies and voice over internet protocol as sources of growth potential for solution providers.

Business concerns regarding information security and regulatory compliance have been a steady source of demand for consulting, development and integration services in recent years. This trend is also expected to continue in 2007 and beyond. The Boston Corporate Finance Technology Update – 4th Quarter 2006 reports that compliance issues will continue to drive market demand for robust solutions that converge data management, storage software tools and security measures. The Technology Update notes increasing interest in enterprise-wide strategies to protect data from both external and internal threats, stimulating demand for security risk management solutions featuring integrated systems covering anti-virus, anti-spyware, intrusion prevention, event management and auditing. This report also identifies compliance with Sarbanes-Oxley Act regulations as a demand stimulus for technology solutions that store, organize and secure unstructured and structured data and can meet auditing and regulatory demands. Security demands will also stimulate growth in new technology, according to The Anderson Forecast: 2007 Predictions From One of the Best (PC Magazine, December 15, 2006), which predicts increasing amounts will be spent on identity authentication technology solutions.

The Company maintains a strong Microsoft focus. Microsoft is a dominant force in the information technology industry, particularly in software for server and client operating environments. Microsoft-oriented technology environments have historically had greater dominance in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses. However, Microsoft is also seeking to grow its presence in large enterprises. Microsoft recently introduced new updates of its Office software suite, Exchange server technology and the Windows Vista operating system. PC Magazine’s review Microsoft Office 2007 (November 6, 2006) comments that Microsoft Office 2007 packs more improvements into the world’s leading application suite than any previous upgrade, noting the big question isn’t whether to upgrade, but when. The Anderson Forecast: 2007 Predictions From One of the Best, from the December 15, 2006 edition of PC Magazine, indicates that Microsoft is driving the year 2007 for the technology industry with Windows Vista. The article forecasts success for Windows Vista, predicting that virtually all businesses running Windows will eventually migrate to Windows Vista. The article Don’t Be Chicken from the November 10, 2006 edition of VARBusiness forecasts that the introduction of Windows Vista and Office 2007 will generate ample opportunities for consulting and integration firms to help businesses leverage all of the advanced search and security features, along with the ability to create true compound documents. The Company believes the transition to Windows Vista, Exchange Server and Office 2007 will gather momentum throughout 2007 as businesses watch the results of early adopters. The eWeek article Microsoft Rolls Out Six Vista Migration Tools projects that the fourth quarter of 2007 and the full year of 2008 will be the peak period for businesses to deploy Windows Vista. Industry analysts believe Microsoft’s recent product introductions will result in better opportunities with large enterprises. The article Microsoft is SOA-Ready for Wall Street from the February 15, 2007 edition of eWeek reports that Microsoft has been integrating service-oriented architecture technology into all of its enterprise offerings and various elements of the Microsoft enterprise application development environment. Microsoft’s operating strategy involves leveraging a large network of third-party providers, such as the Company, for service and support for its products, and to stimulate demand for its products through customized applications development. The Boston Corporate Finance Technology Update – 4th Quarter 2006 noted that Microsoft services expertise continued to be in high demand during the fourth quarter of 2006, particularly with respect to enterprise resource planning, customer relationship management, human resources and related services. Management believes that the Company is well positioned to benefit from Microsoft’s recent product updates. There can be no assurance, however, that such trends will result in additional business or improvements in financial results for the Company.

Offshore sourcing remains an important trend in the information technology services industry. The DecisionPoint International Quarterly Viewpoint report for the quarter ended December 31, 2006 reported that the globalization of information technology services continued in 2006 as the boundaries between offshore and onshore become more and more blurred. The InfoWorld article Despite market jitters, IT vendors get upgrade (March 8, 2007) reports, however, that the sourcing of work to offshore labor remains concentrated in lower-end jobs and specialties such as help-desk services. Management does not believe that the offshore trend has significantly impacted the Company to date and believes that any future impact will likely be more significant for larger organizations targeting larger customers, where cost differences are more pronounced, or for domestic providers concentrating in the types of lower-end services most frequently outsourced. However, the Company’s future sales opportunities may be negatively impacted by the trend toward foreign outsourcing.

The InfoWorld article Despite market jitters, IT vendors get upgrade (March 8, 2007) reports that high end jobs requiring specialized skills are driving the information technology labor market, with demand this year for development specialists, customer relationship management specialists, information technology project managers and Java and .Net specialists. The article notes that the labor market is an early indicator of future demand for the information technology industry with companies hiring in anticipation of the need to meet increasing demand. There can be no assurance that the Company will not experience increased turnover as a result of this trend, which may negatively impact service-based operations. Wage growth among the Company’s consultants may also be realized at a higher rate than any price increases the Company may realize from its customers.

Financial Services

The financial services industry is a significant component of the U.S. economy. According to Bureau of Economic Analysis data from the U.S. Department of Commerce, the finance and insurance sectors of the financial services industry, including banks and credit intermediaries, securities and investment enterprises, and insurance carriers generated almost $1.7 trillion of gross domestic product in 2005, representing 7.4% of overall gross domestic product. Growth in the finance and insurance sectors averaged 7.8% annually over the three-year period from 2003 through 2005. According to data available on the Insurance Information Institute website, the financial services industry employed 6 million workers in 2005, accounting for five percent of total U.S. employment in private industry. The website also reports that banking, insurance and securities businesses were projected to spend $122.9 billion on information technology in 2006. The financial services industry is a very significant vertical market for information technology services. The Kennedy Information, Inc. report, The Global Consulting Marketplace 2006: Key Data, Trends & Forecasts projects that the financial services industry is expected to provide the second largest vertical market opportunity for consulting businesses over the period 2005 through 2009, trailing only the public sector. The DecisionPoint International Quarterly Viewpoint for the quarter ending December 31, 2006 notes that improving profitability in the financial services industry is leading to increased spending on information technology consulting.

Information technology is a vital element enabling financial services businesses to enhance the agility necessary to meet changes in the marketplace, maintain the scalability needed for growth and to control costs. A May 2006 PriceWaterhouseCoopers report Winning the battle for growth: Building the customer-centric financial institution identified the principal barrier to financial services organizations becoming more customer-centric was the failure of their information technology infrastructure and applications to share data across products, business units and customer channels easily. The article You can’t always get what you want in the July-September 2006 issue of The Trade, a capital markets trade publication, echoes a similar theme noting that capital markets firms have order management systems, execution management systems, trading systems and various applications for market analytics and algorithmic functionality, but still face the question of how to put it together in a coherent fashion. The Trade article notes the biggest challenge for capital markets firms is to turn the technology into usable applications.

Certain trends in technology discussed above under Information Technology Services have the potential to significantly impact the financial services industry, among them the proliferation and improving speed of broadband connectivity, service-oriented software architecture and improvements in data management. The January 12, 2007 press release Financial Insights Examines Annual Top 10 Strategic IT Initiatives for Financial Services from industry analyst IDC indicates that service-oriented architecture will be key to 2007 efforts by North American banks to achieve scalability, flexibility and agility enhancements from core technology. The article Open Platform in the February 1, 2007 article of Waters, a financial services industry periodical, notes that the ability of financial services businesses to introduce new technologies and applications, expand capacity and resolve problems efficiently is an increasingly important cost issue. The article suggests that improving technology resulting from the noted trends can be utilized to enable financial services businesses to adopt a leaner infrastructure and implement more intelligent work designs and work queues. Another Waters article, The Hunt for Power (January 1, 2007 edition), similarly reports that the financial services industry is moving into an era when more things can be done in a less expensive infrastructure, but the issue remains how to integrate and leverage the benefits.

The use of software programs for automated trading based on algorithms has become widespread in the capital markets. The article The algorithmic kitchen in the October-December 2005 issue of The Trade reports industry estimates that 25% of global equities trades currently use algorithms, with growth to 50% expected by 2010. The algorithmic kitchen reports that the growth in algorithmic trading will be fostered by the proliferation of algorithmic trading platforms, which it describes as libraries of customizable algorithms controlled by the user and providing graphical tools that allow traders and technical analysts to combine algorithms quickly. New algorithmic applications are powered by complex event processing software that allows users to specify patterns by creating algorithmic templates, monitor market data streams and compose new algorithmic strategies from concept to deployment in hours. Street’s ahead, an article in the July-September 2006 edition of The Trade, notes that algorithmic trading programs promote efficiency and productivity by handling high volumes of less complex trades, allowing traders to focus their expertise on more complex transactions.

The capital markets are experiencing increasing regulation of trading. The Securities and Exchange Commission’s (“SEC”) Regulation NMS (National Market System), enacted in 2005, and the European Commission Financial Services Action Plan Markets in Financial Instruments Directive (“MiFID”), effective in November 2007, dramatically affect how trading of equities will occur. Among other things, Regulation NMS extended the requirement that automated security orders be executed at the best quoted price to both listed securities and the over-the-counter market, and seeks to promote access to quotations in NMS stocks. MiFID calls for price transparency and will require more brokers to centralize their matching and quoting facilities, according to the Waters article Automation Moves to Liquidity Management (February 1, 2007 edition), which predicts that MiFID will result in brokers implementing solutions that better automate these processes.

Management believes technology and financial services developments, including infrastructure and data management improvements, proliferation of service-oriented software architecture and algorithmic trading applications, and new regulatory mandates create opportunities for the Company to provide flexible, high-value technology solutions to financial services businesses that improve existing business processes, enhance connectivity or address legislative mandates. The Company’s subsidiary, CodeLab, acquired in 2005, focuses on the financial services industry as its primary target market. CodeLab has extensive application development experience for the financial services market, including capital market transaction analysis and regulatory compliance software applications utilizing Microsoft-based technology. The Company believes prospects for growth in Microsoft-based technology in the financial services industry are promising. The eWeek article Microsoft is SOA-Ready for Wall Street (February 15, 2007) reports that Microsoft’s .Net Framework 3.0 meets the needs of financial services firms trying to build extensible service-oriented technology architecture. Regarding the potential of Microsoft’s new product upgrades, the Waters article Irre-Vista-ble? (March 1, 2007 edition) predicts that financial services firms will probably start with the new version of SharePoint Server, will then realize it offers greater value used in conjunction with Office 2007, which will then lead to subsequent upgrading to Windows Vista for full functionality. Management believes that CodeLab’s extensive experience in this market provides a specialized domain knowledge that is a competitive advantage in marketing to potential customers or in seeking new projects from existing customers. There can be no assurance, however, that the Company will be able to utilize its experience and knowledge to realize additional business from the financial services industry or that any business realized will result in an increase to the Company’s revenue and improvement to results from operations.

Cruise Industry

The cruise industry, where the Company’s Interactive Media services and systems integration operations have historically been focused, is an important force in the North American economy. The Cruise Lines International Association (“CLIA”), an industry organization representing cruise lines and travel agents, in its Profile of the U.S. Cruise Industry reports that the cruise industry has contributed a total annual benefit to the U. S. economy of $30 billion during this decade, generating over 300,000 American jobs. The CLIA estimates a 2006 cruise passenger level of over 12 million for its 21 cruise line members, which it estimates control 97% of the cruise capacity marketed in North America. Passenger statistics in the December 2006 edition of Seatrade Cruise Review indicate North American cruise passenger levels averaged 9.6% growth annually from 1998 through 2005. European cruise operations are also growing in significance. Seatrade Cruise Review’s passenger statistics indicate that in 2005 European passenger levels exceeded 3.2 million.

The December 2006 edition of Seatrade Cruise Review also includes statistics on fleet sizes, indicating the top five cruise groups as of November 2006 are Carnival, Royal Caribbean, Star Cruises Group (“Star”), Louis Cruises and MSC, with fleets of 81, 31, 20, 13 and 8 ships, respectively. Carnival, Royal Caribbean and Star, the three largest cruise organizations, realized aggregate fiscal year 2006 revenue of $19.4 billion, per their respective press releases (Carnival - December 21, 2006, Royal Caribbean – February 5, 2007, Star – February 22, 2007). Carnival and Royal Caribbean have been among the Company’s largest customers in recent years, while MSC became a customer during 2006. The Company does not currently perform services for Star or Louis Cruises.

The cruise industry is positioned to meet expected continued passenger growth by building a number of new ships to increase industry capacity. As of March 7, 2007, new build orders for delivery through 2011 total twenty-nine ships, according to Cruise News Daily’s Guide to New Ships. As of March 2006 and 2005, respectively, new build orders for cruise ships totaled twenty-seven and seventeen ships. The Guide to New Ships indicates seven new ships are presently on schedule to enter service in 2007, with eight on order for delivery in both 2008 and 2009, and the remaining six scheduled for 2010 and 2011. Currently, the Company has received orders for installation of interactive television systems on four of the ships entering service in 2007, the Carnival Freedom, Royal Caribbean Liberty of the Seas, Costa Serena and MSC Orchestra. Fourteen of the twenty-nine newly built ships expected to enter service between 2007 and 2011 will be operated by current customers of the Company, although no assurance can be provided that the Company will receive orders for shipboard interactive television systems beyond those already received. The new ships currently under construction or on order reflect the cruise industry trend of building larger ships which provide a wider variety of passenger amenities and activities. Royal Caribbean’s Freedom of the Seas became the largest cruise ship in the world when introduced in 2006. The Time article A Whale of a Boat (June 19, 2006 edition) notes that the Freedom of the Seas represents Royal Caribbean’s attempt to give cruise fans just about every imaginable vacation pursuit in one place.

Another continuing trend in the cruise industry is the offering of more variety in itineraries and activities for passengers with expanded choices for dining, entertainment, sports and shore excursions. The New York Times (February 25, 2007 edition) reported in the article Zip Line, Today? A New Array of Onshore Thrills that in an effort to draw more active passengers, cruise lines have widened their excursions to include activities that give passengers a chance to hike, dive, kayak, bike ride, zip line and ride motorcycles. In addition to shore excursions, other areas in which cruise lines are expanding offerings are education, cultural enrichment and wellness. The CLIA press release Learning Latest Trend in Cruise Vacations (September 21, 2006) reports that more travelers are seeking intellectual fulfillment while on vacation and cruise lines are responding with enlightening onboard enrichment programs on theater, art, science, literature and politics. The article School of Thought in the August 2006 issue of Porthole Magazine reports that programs promoting health and well-being are natural extensions of the programming most cruise ships are known for and which passengers have come to expect. The variety in itineraries and activities now typical in the cruise industry has resulted in increasing appeal of cruise vacations for extended families. The New York Times article Clearing the Decks, And Staterooms, For the Whole Clan (February 25, 2007) reports that cruise lines are building more facilities for children and arranging more port activities to accommodate extended families. The Company views the trends toward greater variety in activities and the cruise lines’ desire to improve the passengers’ shipboard experience as creating a compelling case for automation of shipboard programs, particularly when coupled with growing ship size. Management believes that interactive television can be an effective component of this process. There can be no assurance, however, that such trends will result in additional business or improvements in financial results for the Company.

Achievement of future growth by the cruise industry is subject to a number of risks that may suppress demand. The upcoming implementation of more extensive U.S. government requirements for passports for international travel could negatively impact cruise demand by increasing the cost and burden of preparation for cruise vacations. In recent years, the cruise industry has received a variety of negative publicity regarding safety and crime on ships, pollution and outbreaks of illness on ships. The cruise lines also face significant economic risk from factors that could escalate their costs of operation. High fuel costs are a significant concern in the industry. The article Hedging against fuel price volatility in the December 2006/January 2007 edition of Lloyd’s Cruise International reports that the cruise lines face volatility in costs as fuel prices are now significantly impacted by international political events. The article reports that the cruise lines are dealing with the problem in a variety of ways, including alteration of ship speeds and itineraries, charging fuel surcharges to passengers and hedging fuel purchases. Although the cruise industry has reacted strategically to minimize the negative impact of these factors to date, the risks described above could negatively impact the cruise industry in the future which may in turn decrease future opportunities for the Company’s Interactive Media and Systems Integration operations.

Operations

The consulting services performed by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are reported in aggregate as consulting services on the Company’s Consolidated Statements of Operations. Consulting services comprise a substantial majority of the Company’s current activity and have grown in importance to the Company over the last three years. Consulting services are closely aligned with the Company’s strategic focus as a provider of Microsoft-based information technology and interactive media-based services. The following table sets forth the percentages of total revenue represented by consulting services for the three years ended December 31, 2006.

	Year Ended December 31
Percentage of Total Revenue	2004	2005	2006
Consulting services	66%	78%	73%

There were no customers accounting for 10% or more of the Company’s consulting revenue during 2006. Discussion regarding the operations of each of the Company’s segments follows.

Technology Infrastructure

The following table sets forth the percentages of consulting services and total revenue for the Company’s Technology Infrastructure operations for the three years ended December 31, 2006.

Technology Infrastructure Percentage of	Year Ended December 31
	2004	2005	2006
Consulting Services Revenue	44%	32%	24%
Total Revenue	29%	25%	17%

During 2005, one significant customer, Silicon Valley Bank, accounted for 15% of Technology Infrastructure revenue.

The Technology Infrastructure Practice Area develops and implements enterprise-quality, scalable solutions that solve business problems, thereby bringing tangible benefits to customers. Technology Infrastructure services focus on network and application architecture, messaging and collaboration systems, operations management and security issues. Technology infrastructure is the foundation upon which business operations depend. Weak, archaic or disparate systems inhibit effective business operations. Technology Infrastructure provides integrated technology solutions that are custom designed to meet an organization’s unique challenges. Network and application architecture solutions improve local and remote access and Internet connectivity and upgrade protocol design, policies, profiles, desktop standards, and client installation/imaging and backup schemas for operating systems and database platforms. Effective messaging and collaboration systems are tools that enable development and decision-making teams to reach a shared vision, make sound decisions and achieve greater productivity. Operations management solutions optimize processes for deployment of software, patches and upgrades and monitoring of key information systems. Security solutions focus on protecting key business system information through combinations of firewalls and proxy servers, virus protection and intrusion detection designed to protect web servers, e-mail servers and other network components. Technology Infrastructure solutions provide the underlying platforms and operating systems necessary to take advantage of the latest technology capabilities.

Technology Infrastructure services focus on providing reliable and scalable communication, networking and application platforms. Network and application architecture solutions for wide and local area networks feature Microsoft technology including Windows Server, identity Integration Server, Active Directory and SQL Server. Messaging and collaboration projects utilize Exchange Server, SharePoint Technologies, Office 2003 and 2007 and Live Communications Server to provide solutions for creation, storage and sharing of information. Operations management and security solutions utilize Microsoft Operations Management, Microsoft Internet Security and Acceleration Server and Systems Management Server technology. The Company believes that Technology Infrastructure services enable customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

Revenue for the Technology Infrastructure Practice Area declined 7% comparing 2006 with 2005, which management attributes primarily to a lull in market demand prior to Microsoft’s introduction of updated versions of several important technology products, including Windows and Office software. Management believes customers may be deferring spending on technology-based projects at present in anticipation of undertaking projects following the introduction and early adoption period of the new Microsoft technology. Demand for Technology Infrastructure services can be sensitive to economic conditions. Infrastructure solutions can represent a high total cost to customers as such services will frequently require customers to also incur substantial costs to buy new hardware, software or networking equipment, in addition to the consulting services, in order to realize the potential benefits of recommended solutions. Management believes expectations for at least a moderate slowing of the domestic economy in 2007 may also have been a factor contributing to deferral of technology infrastructure projects during the second half of 2006.

Management believes that despite the present lull in demand, certain trends in technology are favorable to future growth for Technology Infrastructure. Among these trends are: a business transition toward service-oriented technology architecture utilizing software delivered as a web-hosted, on-demand service; continuing business information security concerns over intrusion threats; and demand for data storage solutions that meet increasing compliance requirements. Management believes these trends could have a beneficial impact on the Technology Infrastructure Practice Area in 2007 and beyond. Microsoft’s recent introduction of the Windows Vista operating system and Office 2007 and Exchange Server 2007 software upgrades could positively impact demand for Technology Infrastructure services, although management believes any benefit from these product introductions is likely to be more significant to operations in the latter part of 2007 and in 2008. There can be no assurance that any of these trends or product introductions will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

Technology Infrastructure consulting is performed by both of the Allin Consulting subsidiaries and CodeLab utilizing personnel based in the Company’s Northern California, Pittsburgh and Boston locations. Allin Network also provides limited network monitoring and consulting services from Pittsburgh. The majority of services in 2006 were billed on an hourly-fee basis with the remainder based on fixed prices or arrangements under which fixed amounts were charged for services for specified time periods, typically monthly.

Backlog. As of December 31, 2006, the committed backlog for the Technology Infrastructure Practice Area was $434,000, all of which is expected to be earned in 2007. As of December 31, 2005, the committed backlog for Technology Infrastructure was $609,000. Management believes the decline in period-to-period backlog levels from December 31, 2005 to December 31, 2006 is attributable to a lull in demand for Technology Infrastructure services occurring in the latter half of 2006 prior to Microsoft’s introduction of updated versions of Windows and Office software, and to projects deferred due to business expectations for at least a moderate slowing of the domestic economy in 2007. Committed backlog as of December 31, 2006 includes both large and small projects for a diverse group of customers.

There are common attributes to pricing, supply considerations and competition for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Discussion related to these topics is presented below under Business Process.

Collaborative Solutions

The following table sets forth the percentages of consulting services and total revenue for the Company’s Collaborative Solutions operations for the three years ended December 31, 2006.

	Year Ended December 31
Collaborative Solutions Percentage of	2004	2005	2006
Consulting Services Revenue	31%	46%	53%
Total Revenue	21%	36%	38%

During 2006, one significant customer, Citigroup, accounted for 15% of Collaborative Solutions revenue.

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

Collaborative Solutions’ portal and information workflow solutions utilize Active Directory, SharePoint Portal Server, Content Management Server, InfoPath and SQL Server 2005. Business intelligence solutions are typically based on SQL Server and Analysis Services and are accessed through analytical tools including Excel and SQL Reporting Services, as well as other third-party tools. Customized applications are developed based on Microsoft’s .NET framework utilizing Visual Studio .NET with SQL Server 2005. Enterprise project management solutions are typically based on Microsoft Project and Project Server, SQL Server, Reporting Services, Analysis Services and other third-party tools.

Management believes the 43% increase in Collaborative Solutions revenue from 2005 to 2006 is attributable to multiple factors, including strong demand for business intelligence solutions and custom application development based on Microsoft .NET, SQL Server 2005 and SharePoint technology and the inclusion of revenue from CodeLab operations for the full year during 2006. The majority of the revenue recognized by CodeLab since the acquisition has been reflected in the Collaborative Solutions segment as it relates to application development and support, maintenance and other services with respect to software applications.

Management believes the pervasiveness and continuing growth of Internet-based commerce will help to stimulate demand for Collaborative Solutions services as businesses require effective portals and interfaces with transactional systems to remain competitive. Management expects the future level of demand for Collaborative Solutions services will also be impacted by a number of factors and trends, including increasing demand for customized applications meeting specific business needs, the proliferation of web-based software applications, increasing compliance demands and the implementation of voice-over Internet protocol technology. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Collaborative Solutions consulting is performed by both of the Allin Consulting subsidiaries and CodeLab utilizing personnel based in the Company’s Northern California, Pittsburgh and Boston locations. The majority of services in 2006 were billed on an hourly-fee basis with the remainder based on fixed prices or arrangements under which fixed amounts were charged for services for specified monthly or annual periods.

Backlog. As of December 31, 2006, committed backlog for the Collaborative Solution Practice Area was $2,144,000, of which $2,129,000 is expected to be earned in 2007 with the remainder expected to be earned in 2008. As of December 31, 2005, the committed backlog for the Collaborative Solutions Practice Area was $2,689,000. Management believes the period-to-period decline in Collaborative Solutions backlog is primarily attributable to the fact that only six months remained under the term under CodeLab’s agreement with Citigroup as of December 31, 2006, as compared to eighteen months as of December 31, 2005. Committed backlog as of December 31, 2006 includes both large and small projects for a diverse group of customers. During the first quarter of 2007, Collaborative Solutions backlog has increased substantially due to an extension of the term of CodeLab’s agreement with Citigroup for a three-year period and a large engagement being obtained in Northern California.

Business Process

The following table sets forth the percentages of consulting services and total revenue for the Company’s Business Process operations for the three years ended December 31, 2006.

Business Process Percentage of	Year Ended December 31
	2004	2005	2006
Consulting Services Revenue	5%	12%	15%
Total Revenue	3%	10%	11%

The Business Process Practice Area designs and implements solutions based on Microsoft business management software that help small and mid-size organizations automate processes, make more profitable decisions and accelerate growth. Business Process provides customized development, implementation and support services for the full range of Microsoft Dynamics financial accounting and enterprise resource planning software, including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Solutions based on Dynamics CRM assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools.

Management attributes the substantial period-to-period increase in Business Process revenue of 52%, comparing 2005 and 2006, to growth in services based on CRM technology both in Pittsburgh and Northern California, and enhanced staff depth and specialization in 2006, enabling the Company to undertake larger and more complex projects based on Microsoft Dynamics and CRM technology. The Business Process Practice Area had undergone significant changes during 2004 and 2005 due to the consolidation of several acquired business practices focused on Business Process technology. Management believes the 2006 operations reflected and benefited from the clarification of practice area organizational structure that took place in 2005 following the business acquisitions.

Business Process services were performed utilizing personnel based in the Company’s Pittsburgh and Northern California location during 2006. The majority of services in 2006 were billed on an hourly basis. Technical support services are also provided through arrangements under which fixed amounts are charged for services for specified time periods, typically annual periods. Revenue is pro-rated over the period.

Backlog. As of December 31, 2006, committed backlog for the Business Process Practice Area was $858,000, all of which is expected to be earned in 2007. As of December 31, 2005, the committed backlog for the Business Process Practice Area was $414,000. Management attributes the period-to-period increase in backlog primarily to growth in services based on CRM technology. Committed backlog as of December 31, 2006 consists of projects of varying size for a large and diverse group of customers.

The following discussion of pricing, supply considerations and competition relates to the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas.

Pricing. Average billing rates for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas for the year ended December 31, 2006 were $143 per hour for Northern California-based operations and $100 per hour for Pittsburgh-based operations. Comparable average billing rates for the year ended December 31, 2005 were $145 per hour for Northern California-based operations and $96 per hour for Pittsburgh-based operations. This represents a period-to-period decline in average billing rates of 1% for Northern California and a period-to-period increase in average billing rates of 4% for Pittsburgh operations. Management believes that the decrease in demand for Technology infrastructure services, which placed downward pressure on pricing, had a greater impact on the Northern California operations. Management believes the increase in average billing rate experienced in the Pittsburgh area from 2005 to 2006 is attributable to several factors, including strong demand for services based on SharePoint technology and growth in Business Process operations, including the ability to undertake more complex projects, with higher associated billing rates. Management does not believe inflation resulting from general economic conditions was a significant factor in the changes in average bill rates and, consequently, did not significantly impact the Company’s revenue or net income. A significant portion of the Boston-based project activity was performed on fixed-price engagements or engagements under which fixed amounts were charged for services for specified time periods, typically monthly. With some of the Boston-based projects, labor hours can vary significantly month-to-month based on customer requirements. Consequently, management does not believe meaningful hourly rate information related to the Company’s Boston operations is available.

Supply Considerations. The services performed by the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas are primarily labor intensive and are provided by the Company’s professional technical consultants. The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, usage of online recruiting sites, advertising and other means, as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, although increased demand for technology expertise in the Northern California labor market since mid-2006 has increased the difficulty of recruitment in that geographic area. Management believes the Company is perceived as being on the leading edge in implementing new Microsoft-based technology in the geographic areas in which the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas operate, as well as offering a high level of customer service. Management believes that the Company’s reputation in these markets helps to attract highly-qualified candidates for available positions with the Company’s practice areas. Compensation for the Company’s technical consulting staff is primarily salary-based, with some hourly production-based employees. The Company’s management believes that a salary-based model helps to foster continuity in the consulting staff and ongoing improvement in the staff’s technical knowledge capital which consequently reduces the cost of employee turnover. As needed, the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas also utilize the services of independent contractors, particularly when specialized technical knowledge is needed for certain projects. The Business Process Practice Area actively promotes the sale of Microsoft Dynamics software in conjunction with its services. See below under Information System Product Sales for discussion of supply considerations related to these technology products. Other computer hardware, software and supplies purchased to support the Technology Infrastructure, Collaborative Solutions and Business Process operations and consultants are readily available from a large number of suppliers.

Competition. Information technology services are provided by companies diverse in size and scope of activities, including hardware and software vendors with significant computer services operations and large and small entities primarily focused on technology-related consulting. The industry has experienced significant consolidation in recent years as firms seek to broaden technological skills or geographical presence and as economic conditions have driven many smaller providers from the marketplace. Competitors include very large consulting organizations, such as Avenade, Accenture and ePartners, and computer hardware and software manufacturers and vendors that also provide a significant level of computer consulting services, such as IBM, Hewlett Packard and BearingPoint. Management believes the larger competitors are generally oriented to very large engagements.

Management believes that the Company’s strongest competition comes from different sources in each of the Company’s geographic centers of operation. Pittsburgh and Northern California-based operations compete with smaller regional or local consulting firms with service specialties similar to the Company’s and with smaller national organizations with a presence in these markets. The Company’s Pittsburgh operations compete with firms such as EMC, synergIT Incorporated, AEC Plc., Project Assistants, Inc. and Cargas. The Northern California operations compete with EMC’s Microsoft-based practice and British Telecom’s INS, which both offer a broad base of services based on Microsoft technologies. The Northern California operations also compete with local and regional competitors offering specialized services. Collaborative Solutions competitors would include firms such as Magenic Technologies, Inc. and Netwoven. Competitors for Technology Infrastructure would include firms such as Convergent Computing.

Because the Company’s Boston operations focus on the financial services industry as a vertical target market, management believes the most effective competition comes from national consulting firms, including Accenture, Deloitte & Touche and Bearing Point. These large firms have an account presence in most large financial services companies. Competitors also include SunGard, a business primarily operating in the financial services market, which also offers industry-specific technology applications and related services to other financial services firms and Access Data, an information technology services business, which also targets the financial services vertical market. Management believes that custom software application development for the financial services market requires the type of strong domain understanding and efficient development techniques that can be effectively delivered by a smaller, more focused organization. The Company believes the financial services knowledge and focus of its Boston operations serve as a competitive advantage.

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

Interactive Media

The following table sets forth the percentages of consulting services and total revenue for the Company’s Interactive Media operations for the three years ended December 31, 2006.

Interactive Media Percentage of	Year Ended December 31
	2004	2005	2006
Consulting Services	19%	10%	8%
Total Revenue	13%	8%	6%

As noted above, Interactive Media operations have historically been concentrated among a few significant customers in the cruise industry. During 2006, Royal Caribbean, Costa, Celebrity and Carnival accounted for 31%, 30%, 21% and 13%, respectively, of Interactive Media revenue. Revenue in this segment is expected to remain highly concentrated in 2007.

The Interactive Media Practice Area offers innovative solutions including technology architecture design and applications development for the on-demand delivery of media rich video content. The Company’s DigiMix™ interactive television solutions support cruise lines’ onboard operations and enhance passenger amenities by providing in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication and information and other services including food and wine orders, spa/salon information and shopping. The Company believes that Interactive Media consultants develop applications that enable customers to improve service and increase productivity and revenue. Consulting services provided in 2006 included application development, technical architecture design, configuration and implementation related to interactive television technology, and maintenance and support services for Interactive Media’s installed base of interactive television systems.

Interactive Media Practice Area consultants have the expertise and experience in interactive media technology to develop solutions that integrate broadcasting and information system technology and provide for distribution of digital video content over digital networks, and radio frequency-based or hybrid television distribution networks. Interactive Media develops applications based on the open architecture of Microsoft products such as Windows XP and 2000, SQL Server and Internet Information Server. The open architecture enables significant customization of application content through commonly used programming languages. DigiMix™ solutions are Internet-accessible, provide multiple language capability and support high-end graphics and digital video content.

Since the Company’s founding in 1994, operations have involved interactive television technology. Applications have been developed by the Interactive Media Practice Area for generations of interactive television platforms utilizing both digital and analog video content. Interactive Media’s applications development team has extensive experience working with shore excursion preview and ticketing, pay-per-view movies, in-cabin gaming, meal service and wine ordering, meal reservations, shipboard and destination shopping promotion, distribution of activities and ship informational and promotional content, future cruise previews, digital photography and passenger amenities such as Internet access, music on demand, news updates, stock quotes, video games, cabin messaging and wake-up calls. Arrays of these applications are currently in use on thirty-four cruise ships. In addition, Interactive Media’s Robotic Program Manager applications have been developed for the professional sports market, providing luxury suite services and amenities and creating incremental revenues from messaging, advertising and sponsorships. Interactive Media seeks to broaden the scope and functionality of its developed applications on an ongoing basis.

The level of Interactive Media consulting services provided to customers increased by 2% from 2005 to 2006. The majority of 2006 Interactive Media revenue related to technical architecture design, configuration and implementation services for interactive systems for the Royal Caribbean Freedom of the Seas, the Celebrity Century, and the Costa Concordia. As of December 31, 2006, the Company’s backlog includes system orders for the Carnival Freedom, Costa Serena, Regent Mariner, Navigator and Voyager, and Royal Caribbean Liberty of the Seas. In January 2007, orders have also been received for systems for the Celebrity Journey and MSC Orchestra. Management expects that Interactive Media revenue will increase in 2007 as a result of technical architecture design, configuration and implementation services related to these shipboard systems. Unforeseen events such as schedule delays could occur, however, so no assurance can be given that Interactive Media revenue realized in 2007 will equal or exceed the 2006 level.

During 2006, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office. Portions of larger engagements were performed at sites designated by customers. It is anticipated that 2007 operations will be conducted in a similar manner.

Backlog and Pricing. As of December 31, 2006, the Company had a committed backlog of $1,429,000 for Interactive Media services, all of which is expected to be earned in 2007. Backlog primarily includes technical architecture design, configuration and implementation labor associated with the six shipboard interactive television systems noted above. This compares with a committed backlog for Interactive Media services of $746,000 as of December 31, 2005. Interactive Media backlog increased in January 2007 as a result of the Company receiving two additional system orders.

Because of the significant proportion of fixed-price services included in Interactive Media’s consulting operations over the last two years, meaningful hourly rate information is not available.

Labor Supply Considerations. Interactive Media’s services are labor intensive and utilize the Company’s professional technical consultants. The Company maintains an ongoing search and recruitment process, including solicitation of referrals from consultants and industry contacts, usage of online recruiting sites, advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. Because the Interactive Media Practice Area offers services in specialized technology niches, the Company provides extensive training to consultants to enhance their skills. Management views this as a necessary investment in maintaining the Company’s knowledge capital and expertise in specialized interactive media-based technology. The Company expects to add professional technical consultants to the Interactive Media Practice Area during 2007 to meet the requirements of its increased backlog of business. Compensation for Interactive Media’s technical staff is primarily salary-based.

There are common attributes to competition for the Interactive Media and Systems Integration segments as the operations of both have historically been concentrated with cruise industry customers and have focused on interactive television technology. There are also common attributes to the discussion of brand and intellectual property protection regarding the Interactive Media and Systems Integration segments. Discussion related to these matters is presented below under Systems Integration.

Systems Integration

The following table sets forth the percentages of total revenue for the Company’s Systems Integration operations for the three years ended December 31, 2006.

Systems Integration Percentage of	Year Ended December 31
	2004	2005	2006
Total Revenue	23%	8%	14%

Systems Integration operations have historically been concentrated among a few significant customers in the cruise industry. During 2006, Royal Caribbean, Costa, Celebrity and Citigroup accounted for 38%, 22%, 19% and 14%, respectively, of Systems Integration revenue. Revenue attributable to this segment is expected to remain highly concentrated in 2007.

Systems Integration revenue is derived from the implementation of specialized technology platforms, including computer software, hardware, networking equipment and video hardware, that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Although a substantial majority of Systems Integration revenue has historically been realized from projects involving the implementation of specialized interactive television platforms aboard cruise ships, following the 2005 acquisition of CodeLab, the Company also implements specialized technology platforms in data centers supporting financial services capital markets operations.

The Company’s DigiMix™ interactive television platform utilizes high-end digital set top boxes, wireless keyboards, remote controls and monitors or high-definition televisions to offer the functional equivalent of a personal computer in each cabin. Combined with head-end digital video servers and encoders, the DigiMix™ platform provides a scalable, cost-effective and efficient infrastructure to deliver advanced on-demand applications and interface with the customer’s other information systems. The Company believes flexibility in meeting customer needs is of critical importance and offers DigiMix™ solutions for digital networks and radio frequency-based or hybrid distribution systems. The Company, through Allin Interactive, also offers thin-client solutions for radio frequency-based distribution systems. The open architecture of the head-end operating systems is based on Microsoft BackOffice products, such as Windows XP or 2000, SQL Server and Internet Information Server. The Company’s expertise in implementing interactive television systems is recognized in the cruise industry, where the Company’s interactive television solutions have long been the system of choice for many of the world’s major cruise lines: Thirty-four cruise ships currently sail with interactive television systems implemented by Allin Interactive.

During 2006, the Company realized Systems Integration revenue from three major interactive television system implementation projects for the Celebrity Century, Costa Concordia and Royal Caribbean Freedom of the Seas, and from various smaller projects. Systems Integration revenue was also derived during 2006 from the implementation of specialized data center technology platforms supporting Citigroup’s capital markets operations. During 2005, systems integration revenue was realized from one major interactive television project for the Carnival Liberty. Systems Integration revenue increased 143% from 2005 to 2006 as a result of the increase in the number of major projects.

The Company believes the level of cruise industry new-build commitments reached the bottom of a cycle in 2005. System implementation activity for interactive systems for newly built ships increased in 2006 and is expected to continue to increase in 2007. During 2007, the Company expects to implement interactive television systems on eight ships, the Carnival Freedom, Celebrity Journey, Costa Serena, MSC Orchestra, Regent Mariner, Navigator and Voyager, and Royal Caribbean Liberty of the Seas. Of these ships, the Freedom, Serena, Orchestra and Liberty of the Seas are newly built ships entering service in 2007, while the Journey and the three Regent ships are currently in service. The majority of the revenue from these projects is expected to be earned in 2007. The Company believes its ongoing improvement and refinement process for the DigiMix™ platform and applications contributes to maintaining the Company’s competitive position within the cruise industry. The Company also expects to undertake additional Systems Integration projects for financial services industry customers during 2007. Unforeseen events such as schedule delays could occur. Consequently, there can be no assurance that Systems Integration revenue will be realized in 2007 at levels equal to or greater than 2006 levels.

During 2006, work associated with Systems Integration projects was performed onsite at various domestic and international locations, including European shipyards for ship installations. It is anticipated that 2007 operations will be conducted in a similar manner, with some system implementations for currently operating ships occurring at sea.

Equipment Supply Considerations. The Company has historically used On Command Corporation (“On Command”) as the preferred supplier of computer hardware, end-user components and associated operating software for the Company’s interactive television solutions for radio frequency-based distribution systems. On Command is one of the world’s largest providers of interactive television services to the lodging industry. Allin Interactive entered into a License and Supply Agreement with On Command, effective June 30, 2003, replacing a previously existing Supplier Agreement. The License and Supply Agreement has a term of five years, expiring on June 30, 2008. There are no minimum purchase requirements under the agreement. The Company’s purchases of materials, including interactive television equipment, computer hardware, networking equipment and software utilized in the operations of the Systems Integration and Information System Product Sales segments, have been concentrated with On Command. During the years ended December 31, 2005 and 2006, the Company purchased 55% and 54%, respectively, of the materials for these operations from On Command. The Company expects that the purchases of materials from On Command will become less significant to the Company in future periods. New cruise ships are increasingly being constructed with digital information networks in place. To date, the Company purchases computer hardware, set top boxes, remote controls and associated operating software for systems utilizing digital networks from other vendors. Some of these products are readily available and may be purchased from a number of vendors, while others have limited sources of supply. The Company did not experience any problems obtaining components necessary for timely performance of its 2006 Systems Integration projects and does not anticipate any such difficulties in 2007. The Company does not manufacture any of the hardware components utilized in Systems Integration projects.

Backlog and Pricing. As of December 31, 2006, the Company had a committed backlog of $2,651,000 for the Systems Integration segment, all of which is expected to be earned in 2007. This compares with a committed backlog for Systems Integration of $1,700,000 as of December 31, 2005. The backlog as of December 31, 2006 includes orders for shipboard interactive television platforms for the Royal Caribbean Liberty of the Seas under purchase orders, the Carnival Freedom and Costa Serena under amendments to pre-existing contracts, and the Regent Mariner, Navigator and Voyager under an Interactive Television System Agreement entered into between Regent and Allin Interactive in December 2006. Backlog further increased in January 2007 with receipt of orders for interactive television systems for the Celebrity Journey and MSC Orchestra, as well as data center platform upgrades for Citigroup. Systems Integration projects have historically been predominantly fixed price based on proposal and negotiations with customers.

Competition. The market for providing interactive media consulting and systems integration services to the cruise industry is a niche market with a small number of competing companies. The Company competes with other businesses utilizing various technologies and marketing approaches. The following information regarding the organizations the Company’s management considers to be the primary competitors in the cruise market was obtained from the respective websites of the organizations. travelnet cruise GmbH (“travelnet”) is a subsidiary of Tomorrow Focus Technologies GmbH (“TFT”), a German company. travelnet’s website reports that interactive television systems have been installed on the Cunard Line’s Queen Mary 2, the Norwegian Cruise Line’s (“NCL”) Pride of America and two Hapag-Lloyd cruise ships. travelnet also reports that systems are to implemented on two additional NCL ships. The website also includes a link to an announcement by Lufthansa Systems that an information and entertainment system jointly developed with TFT will be installed on four cruise ships for AIDA. Another German company, Acentic Holdings GmbH (“Acentic”), and an American company, Insystcom, Inc. (“Insystcom”), indicate that they are providers of interactive television services to the cruise market, but do not list specific cruise lines as customers. Acentic and Insystcom are operators of lodging-based interactive television systems.

The Company believes the flexibility of its interactive television solutions, its wide array of developed applications, the substantially larger number of installed interactive television systems on cruise ships that it has compared to any of its competitors, its extensive experience providing services to the cruise industry and the cost-effectiveness of its solutions provide competitive advantages in the market for cruise industry services. However, there can be no assurance that new or existing competitors, some of which may have greater financial resources than the Company, will not enter the field or develop innovative technologies that can effectively compete with the Company. There can also be no assurance that competition for system implementations will be solely on a provider basis as interactive competitors have at certain times been willing to make significant capital commitments to obtain system implementations. Competitors may market on the basis of a lower price as compared to the Company’s solutions by limiting the range or functionality of applications and system components. Competitors may also market on the basis of the technological nature of their solutions. The Company believes it can compete effectively against these marketing approaches.

Management believes the competition for Systems Integration projects involving specialized technology platforms for financial services industry customers primarily comes from the national consulting firms, including Accenture, Deloitte & Touche and Bearing Point, SunGard, a business primarily operating in the financial services market, which also offers industry-specific technology applications and related services to other financial services firms and Access Data, an information technology services business, which also targets the financial services vertical market. Management believes the Company’s deep domain knowledge related to financial services businesses, technological expertise and experience with specialized technology platforms are competitive advantages in serving this market.

Brand and Intellectual Property Protection. The Company intends to protect its interests in the DigiMix™ brand, and the developed software applications and interactive television platform configurations marketed under the DigiMix™ brand under existing laws providing for trademark and copyright protection. The Company believes its intellectual property, particularly the developed software applications, are important to the current and future operations of the Interactive Media and Systems Integration segments and the Company will defend its property interests through available means.

Information System Product Sales

The following table sets forth the percentage of the Company’s revenue derived from information system product sales for the three years ended December 31, 2006.

Information System Product Sales Percentage of	Year Ended December 31
	2004	2005	2006
Total Revenue	5%	7%	7%

In conjunction with Business Process consulting services, the Company actively sells Microsoft Dynamics software, including Dynamics GP and Dynamics SL enterprise accounting systems and Dynamics CRM customer relationship management software, and related products. The sale of Microsoft Dynamics software and related products accounted for the majority of Information Systems Product Sales revenue in 2005 and 2006.

Other types of information system products sold include interactive television equipment and components, computer hardware and software, networking equipment and supplies. The Company’s cruise line customers are a source of information system product sales, primarily for replacement equipment and spare components for interactive television systems. Information system product sales have also occasionally been made in connection with technology consulting engagements carried out by the Company’s Technology Infrastructure and Collaborative Solutions Practice Areas. The Company has not aggressively pursued information system product sales in association with the services performed by these practice areas, but rather has maintained the capability to fulfill requests as a means to ensure customer convenience and satisfaction with implemented solutions.

The Company has historically maintained relatively little inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Information System Product Sales operations were conducted from the Company’s Pittsburgh and Ft. Lauderdale offices in 2006. During 2006, Carnival and Royal Caribbean accounted for 19% and 14%, respectively, of Information System Product Sales revenue. The sales of Microsoft Dynamics products were across a large number of customers.

Supply Considerations. The Microsoft Dynamics products sold by the Company are supplied exclusively through Microsoft in accordance with the terms of the Microsoft Business Solutions North American Partner Agreement between Allin Consulting-Pennsylvania and Microsoft. The availability of Microsoft Dynamics products is dependent on the Company’s continued ability to maintain its qualification as a Microsoft partner and the timely payment of annual partner fees. Most of the interactive television equipment sold by the Company is purchased from On Command under the License and Supply Agreement. See Equipment Supply Considerations under the Systems Integration section of this Item 1 – Business for additional information regarding the Company’s agreement with On Command. The Company does not anticipate problems in obtaining software or equipment from Microsoft or On Command, although there are no other sources of supply for these products. However, the Company’s operations could be negatively impacted from factors such as difficulty in obtaining alternate products, increases in the cost of products and reduced functionality of alternate products if availability of the Microsoft Dynamics or On Command products ceased for any reason. Most of the other products sold by the Company are readily available from a large number of sources.

Other Services

The following table sets forth the percentage of total revenue derived from Other Services for the three years ended December 31, 2006.

Other Services Percentage of	Year Ended December 31
	2004	2005	2006
Total Revenue	7%	7%	7%

In the Company’s previous report for the fiscal year ended December 31, 2004, a separate segment Outsourced Services was reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in this report. Outsourced Services was less significant to the Company’s operations by 2004 than in previous periods. Management believed these operations no longer merited reporting as a separate segment. The Company provides a small number of outsourced resources with varied technical skill sets that customers utilize to complement or assist internal staff in the execution of customer-managed projects. The engagements carried out in 2006 have been of multiple years’ duration, and most are expected to continue into the future. These engagements are primarily conducted in the Pittsburgh area. While the Company is not actively seeking new engagements of this type, renewal of services with existing clients is being solicited. During 2006, all of the services of this type were billed on an hourly basis.

The Other Services segment also includes revenue derived from activities peripheral to the consulting or systems integration activities of the Company. Examples of these types of revenue earned in 2006 are out-of-pocket expense reimbursements, website hosting, maintenance and archival fees, software licensing fees and commissions for product referrals. During 2006, two customers accounted for 20% and 12%, respectively, of Other Services revenue.

Research and Development

The Company’s 2006 research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $476,000 was capitalized for software development costs during 2006. The Company also incurred $90,000 in research and development expense and capitalized $50,000 during the year ended December 31, 2005 related to these activities. Amounts expensed were incurred during the research phase prior to the attainment of a working model demonstrating technical feasibility. Capitalized software development costs were incurred subsequent to the attainment of technical feasibility for the developed applications. The Company anticipates that the developed applications will be utilized for customer engagements beginning in the second quarter of 2007. The Company anticipates any costs incurred after this point for completion of the development process will be expensed. The Company did not incur significant research and development expenses during 2004.

Employees

As of February 28, 2007, the Company employed 139 people and utilized the services of 14 independent contractors. This represents a 9% increase in employees as compared to February 28, 2006. Management attributes the increase to growth in practice area consultants for the Company’s Pittsburgh, Boston and Ft. Lauderdale operations. Management believes this investment in its staff serves to increase the long-term productive capacity of the Company. None of the employees is covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

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

Risks Related to Our Business

If we fail to retain key management personnel, our business could be materially adversely affected.

Our success depends on a number of key corporate and operations management personnel. We depend on the key management and operations personnel to manage the diverse consulting and systems integration operations of our various subsidiaries, search for opportunities to acquire businesses, and to develop new markets and business strategies. The loss of one or more of these individuals could harm our business.

We need to attract, recruit and retain talented consulting staffs for our various locations with expertise in Microsoft-based or interactive media technologies, and familiarity with the vertical markets we target such as the financial services industry. Our business could be materially adversely affected if we fail to maintain a sufficient level of technical expertise or industry knowledge.

If we fail to sustain adequately sized and talented workforces for the operations of our offices, our ability to undertake and successfully complete the projects for which we are engaged may be limited. Our operations depend on the knowledge and expertise of our technical and operational personnel. Demand in the labor markets for resources with high technological skill levels can vary in the geographic areas where our offices are located. Our offices must continue to develop creative ways to attract and retain consultants, particularly in areas of high labor demand, including career and technical development plans. To date, we have not experienced significant difficulty in attracting and retaining talented resources for our business operations. However, if in the future we experience difficulty retaining highly skilled and qualified personnel, and attracting new skilled and qualified personnel when needed, our business and results of operations could be adversely affected.

We need to continually identify and obtain new engagements from existing and prospective customers to maintain the level of committed backlog necessary to sustain our ongoing consulting services and systems integration operations. If we fail to continually obtain new engagements, our business may be materially adversely affected.

As of December 31, 2006, our total committed backlog for consulting services and systems integration was $7,516,000. We expect to realize as revenue $7,501,000 of this amount during 2007 and $15,000 during 2008. Backlog expected to be earned in 2007 represents 46% of 2006 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of December 31, 2006, our committed backlog for the Collaborative Solutions Practice Area was $2,144,000, of which we expected to earn $2,129,000 in 2007 and the remainder in 2008. Backlog expected to be earned in 2007 represents 29% of 2006 Collaborative Solutions revenue. The projects for our Pittsburgh and Northern California operations and some of the projects for CodeLab included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the first quarter of 2007. CodeLab also has several engagements for maintenance, analysis and support related to customers’ customized software applications which are covered by long-term agreements. During the first quarter of 2007, the Collaborative Solutions backlog increased significantly due to an extension of the term of CodeLab’s agreement with Citigroup for a three-year period and a commitment for a large engagement being obtained in Northern California.

Committed backlog for the Technology Infrastructure Practice Area was $434,000 as of December 31, 2006, all of which is expected to be earned in 2007. Backlog expected to be earned in 2007 represents 13% of 2006 Technology Infrastructure revenue. We expect that the projects included in the committed backlog for the Technology Infrastructure Practice Area will be performed over a relatively short time period, primarily in the first quarter of 2007. We believe there was a lull in demand for Technology Infrastructure services in the latter part of 2006 resulting from deferred spending on technology-based projects in anticipation of undertaking projects following the introduction and early adoption period of Microsoft technology updates including Windows Vista, Office 2007 and Exchange Server 2007. We believe the relatively low level of backlog at year end for the Technology Infrastructure Practice Area resulted from this lull in demand.

Committed backlog for the Business Process Practice Area was $858,000 as of December 31, 2006, all of which is expected to be earned in 2007. Backlog expected to be earned in 2007 represents 41% of 2006 Business Process revenue. The projects included in the committed backlog for the Business Process Practice Area include a mix of projects that will be performed over a relatively short time period, primarily in the first quarter of 2007, and longer-term fixed-price support arrangements performed over specified time periods, typically annual periods. Starting and ending dates for these arrangements vary so as of December 31, 2006, remaining project terms range from days to close to a full year.

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

As of December 31, 2006, committed backlog for Interactive Media consulting services was $1,429,000, all of which we expect to realize during 2007. The backlog represents 128% of 2006 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for cruise ships. Backlog as of December 31, 2006 includes six projects of this type, for the Carnival Freedom, Costa Serena, Regent Mariner, Navigator and Voyager, and Royal Caribbean Liberty of the Seas. In January 2007, significant additions to Interactive Media backlog were realized with the addition of similar projects for the MSC Orchestra and the Celebrity Journey. We expect to realize the revenue related to these projects in 2007.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on cruise ships in connection with the Interactive Media consulting services described above. As of December 31, 2006, committed backlog for Systems Integration was $2,651,000, all of which we expect to realize during 2007. The backlog expected to be earned in 2007 represents 100% of 2006 Systems Integration revenue. Backlog for the Systems Integration segment includes interactive television system implementation projects for the six ships listed above with related Interactive Media projects. Systems Integration backlog also increased significantly in January 2007 as a result of commitments for two additional shipboard interactive television systems and an implementation project for a specialized Microsoft-based technology platform for a CodeLab financial services customer.

We will continue to seek additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to increase in 2007. However, there can be no assurance that an increase in newly built ships for the cruise industry will result in additional orders for us beyond those already received. While we believe that revenue for the Interactive Media and Systems Integration segments will likely increase in 2007, unforeseen events such as schedule delays by our customers could result in our realization of the backlog as revenue later than 2007.

In recent periods, our Interactive Media and Systems Integration operating segments have generated revenue primarily from a small number of large projects for a small number of customers concentrated in the cruise industry. Other operating segments have also had certain customers account for significant portions of their revenue. We also expect continuing concentration of revenue in a small number of CodeLab customers in the financial services sector. The loss of any number of these customers or a material reduction in business we receive from any of these customers could adversely affect our business, financial condition and results of operations.

Interactive Media consulting and Systems Integration projects accounted for 20% and 22%, respectively, of our revenue and gross profit for the year ended December 31, 2006. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger costs related to fuel costs, security regulations, new or increased taxes and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We expect continued concentration of revenue among significant customers and in the financial services vertical market as a result of our 2005 acquisition of CodeLab, as a small number of customers represent significant portions of CodeLab’s revenue. Any factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab.

During the year ended December 31, 2006, there were no customers accounting for 10% or greater of our consolidated revenue. There were a number of customers accounting for 10% or greater of the revenue of some of the Company’s segments. The loss of any of these customers could negatively impact the Company’s results of operations and financial condition.

We depend upon single sources for key components and products, which exposes us to risks related to increased competition from competitors utilizing the same components and products, as well as risks resulting from product shortages or delays, all of which could decrease our revenues and adversely affect our results of operations.

We expect to purchase most of the set top boxes, end-user components, computer hardware platforms and software for the operations of our Systems Integration and Information System Product Sales segments from a small number of vendors, some of which are the only sources of supply for the materials. If we experience delays in obtaining equipment or software from key vendors, we could have difficulty meeting project schedules, which could result in delayed or lost revenues.

Historically, On Command Corporation has been the primary equipment supplier for our interactive television systems implementation projects. We operate under a License and Supply Agreement with On Command, which became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. We expect the proportion of total materials purchases for interactive television projects from On Command will decrease in 2007, which may negatively impact our ability to purchase interactive television equipment from On Command in the future.

Our Business Process Practice Area specializes in services based on Microsoft Dynamics financial and customer relationship management software. The sale of these products, particularly Dynamics GP, Dynamics SL and Dynamics CRM, is actively promoted in conjunction with Business Process services. The availability of Microsoft Dynamics products is critical to our ability to realize increased revenue for our Business Process and Information System Product Sales segments. These products are available primarily through Microsoft’s partner channel. Although we do not expect difficulty in maintaining our ability to purchase Microsoft Dynamics products, significant turnover among our Business Process staff could make continued partner qualification difficult. Similarly, financial setbacks that negatively impact our ability to make timely payments for purchases of Microsoft Dynamics products or the annual partner fee could result in difficulty in obtaining these products in future periods.

If we experience a prolonged downturn in operations or business setbacks, we may experience working capital shortages that may adversely affect our operations.

Our cash resources and cash flow generated from operations have been adequate to meet our needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to our operating entities will not result in working capital shortages that may adversely impact our operations. The liquidity risk is reduced somewhat by our current line of credit, which permits borrowing for general working capital needs. Our line of credit expires September 30, 2007. If we fail to renew the existing credit facility beyond this date or replace it with another facility with similar terms, our operations may be adversely affected in the future.

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

We do not have patents on any of the system configurations, designs or applications that we utilize, and we rely on a combination of copyright and trademark claims, trade secret laws and contractual restrictions for protection. It is our policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with us and to limit access to and distribution of our or customers’ software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the system configurations, designs or applications and proprietary information that we utilize or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to us and the measures taken by us will be adequate to protect the utilized system configurations, designs or applications. Any misappropriation of our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to successfully integrate businesses that we may acquire, our business, financial condition and results of operations could be materially adversely affected.

As part of our general business plan, we intend to continue to search for potential business acquisitions in order to expand the size of our operations or establish a presence in other geographic locations. We may encounter difficulties in integrating acquired businesses into our operations that could:

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

Following the terrorist attacks in the United States in September 2001, the cruise industry experienced declines in passenger occupancy and revenue. In the future, should any war, incidents of terrorism or the threat of retaliatory attacks cause negative economic impact to the cruise industry, customers may seek to delay or cancel projects. Any such delays or cancellations would have a negative impact on our business, results of operations and financial condition. Any events which negatively impact the cruise industry or potential customers in other markets may also negatively impact the Interactive Media Practice Area’s ability to obtain additional future business. To the extent that any future incidents of war or terrorism or other geopolitical considerations negatively impact the economy in general or any businesses that are current or potential Technology Infrastructure, Collaborative Solutions, or Business Process customers, our business, results of operations and financial condition may also be negatively impacted.

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

Item 1B - Unresolved Staff Comments

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

The Company leases professional office space in San Jose and Walnut Creek, California, which is utilized by Northern California-based Technology Infrastructure, Collaborative Solutions and Business Process personnel, as well as management, sales and administrative personnel. These offices serve as a base of operations or an available worksite for practice area and administrative personnel. During 2006, the leases for both offices were amended to extend their respective terms by three years. Rental expenses during the lease extension periods will not significantly differ from those previously in effect for the offices. The term of the San Jose office lease extends through February 28, 2010. Management believes rent expense for the San Jose office reflects a rate competitive for the commercial real estate market in the San Jose area at the time the lease was amended in late 2006. The lease for the Walnut Creek office expires December 31, 2009. Management believes rent expense reflects competitive rates for the local commercial real estate market in effect in late 2006 when the lease was amended.

Leased office space in Ft. Lauderdale, Florida is the primary base of operations for the Company’s Interactive Media Practice Area and Systems Integration operations. Practice area management, technical and administrative personnel associated with these operations utilize the Ft. Lauderdale office, which is comprised of mixed-use space, including professional office space, work areas for configuration of equipment utilized on systems integration projects and storage areas for inventory. The Ft. Lauderdale office also houses logistical functions associated with information system product sales. Interactive Media originally leased its present office in Ft. Lauderdale in 1998 and added adjoining space to expand the office in both 1999 and 2001. During 2005, the term of the lease for the Ft. Lauderdale office was extended through January 31, 2009. The Company received a moderate reduction in the rental rate when the lease term was extended. Management believes the rental rate under the amendment is competitive for the local commercial real estate market. Interactive Media also leases space in an offsite storage facility on a month-to-month basis. The space is used for storage of inventory and equipment purchased for projects prior to shipping of the equipment. The storage space is located at a secure facility with limited access.

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

As of December 31, 2006, the Company’s leased offices were fully utilized.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

From January 1, 2005 to December 31, 2006, the high and low bid prices per share of common stock as quoted on the OTC Bulletin Board were $0.70 and $0.155, respectively. Over-the-counter quotations per the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Quarterly high and low bid prices per OTC Bulletin Board quotations per share of common stock during 2005 and 2006 were as follows:

High and Low Prices Bid Per Share of Common Stock	Quarterly High Price	Quarterly Low Price
First Quarter 2005	$0.320	$0.200
Second Quarter 2005	0.290	0.155
Third Quarter 2005	0.540	0.220
Fourth Quarter 2005	0.630	0.480

First Quarter 2006	$0.650	$0.210
Second Quarter 2006	0.690	0.450
Third Quarter 2006	0.600	0.400
Fourth Quarter 2006	0.700	0.310

On March 21, 2007, there were 102 record holders of the common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, as amended, prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock, Series G Convertible Redeemable Preferred Stock and Series H Redeemable Preferred Stock. The Loan and Security Agreement expires September 30, 2007, but the Company expects to seek an extension of this facility beyond the expiration date. Each of the Certificates of Designation governing the Company’s Series C Redeemable Preferred Stock and Series D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

For information about the Company’s equity compensation plans, see Part III Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Sales of Unregistered Securities

On October 6, 2006, we issued an aggregate of 361,642 shares of our common stock three of the former holders of equity interests in CodeLab, as partial payment of the additional purchase consideration due for the first annual period ending on July 31, 2006. This payment was made pursuant to the terms and conditions of the stock purchase agreement that we entered into connection with our July 2005 acquisition of CodeLab. A description of this payment and the calculation of the additional purchase consideration is set forth below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources (page 50), which disclosures are incorporated by reference herein. We issued the common stock in connection with the stock purchase agreement in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended (the “Securities Act”). We paid no commissions on such sales.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) purchased any of our equity securities during the fourth quarter of the fiscal year ending December 31, 2006.

Item 6 - Selected Financial Data

ALLIN CORPORATION & SUBSIDIARIES

SELECTED FINANCIAL DATA

(Dollars in thousands, except for per share data)

The selected financial data for each of the periods ended December 31, 2002, 2003, 2004, 2005 and 2006 presented below have been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with Item 8 - Consolidated Financial Statements and Supplementary Data of the Company and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K and in the Company’s Reports on Form 10-K for the periods ended December 31, 2004 and 2005.

In June 2001, the Company decided to discontinue Allin Digital Imaging Corp.’s (“Allin Digital”) digital imaging technology-based operations. Wrap up of Allin Digital’s operations continued into 2002. Results of operations for Allin Digital were reported as discontinued operations for the year ended December 31, 2002. On December 31, 2002, Allin Digital was merged into Allin Interactive.

The selected financial data for the periods ended December 31, 2002, 2003, 2004 and 2005 reflect the results of continuing operations of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network and Allin Holdings for the full years then ended. The selected financial data for the period ended December 31, 2005 also includes the results of operations for CodeLab subsequent to its acquisition by the Company on July 26, 2005. The selected financial data for the period ended December 31, 2006 includes the results of operations for all of these companies for the full year then ended. The selected balance sheet data as of December 31, 2002, 2003 and 2004 reflects the financial position of Allin Corporation, Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, Allin Network, and Allin Holdings as of those dates. The selected balance sheet data as of December 31, 2005 and 2006 reflects the same entities as of the prior year ends and CodeLab.

Certain reclassifications have been made to the selected statement of operations data for the years ended December 31, 2002 and 2003 to conform to the current presentation of this information. The reclassifications impacted revenue and cost of sales for these periods. Amounts billed to customers for recovery of out-of-pocket costs associated with performance of the Company’s services have been reclassified as revenue while the associated costs are reflected as cost of sales. Previously, amounts billed had been netted against the costs. As a result of the reclassification, aggregate revenue and cost of sales have been increased by $79,000 and $111,000, respectively, for the years ended December 31, 2002 and 2003. The reclassifications did not impact the Company’s gross profit, loss or income from operations, net loss or income or loss or earnings per share during either of the periods.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Statement of Operations Data:
Revenue	$13,412	$13,047	$12,566	$14,303	$19,048
Cost of sales	6,963	5,974	6,028	6,427	8,730

Gross profit	6,449	7,073	6,538	7,876	10,318

Depreciation & amortization	537	268	201	359	405
Loss on impairment or disposal of assets	—	376	186	631	4
Other selling, general & administrative	5,158	5,419	5,832	7,851	9,012

Income (loss) from operations	754	1,010	319	(965)	897

Interest expense (income), net	27	40	36	(6)	14

Income (loss) before provision for income taxes	727	970	283	(959)	883

(Benefit from) provision for income taxes	(272)	190	(1)	(5)	(977)

(Loss) income from continuing operations	999	780	284	(954)	(954)

Gain from discontinued operations	10	—	—	—	—

Net income (loss)	1,009	780	284	(954)	1,860

Accretion and dividends on preferred stock	684	710	740	900	1,261

Net income (loss)attributable to common shareholders	$325	$70	$(456)	$(1,854)	$599

Net earnings (loss) per common share - basic	$0.05	$0.01	$(0.07)	$(0.26)	$0.08

Net earnings (loss) per common share - diluted	$0.04	$0.01	$(0.07)	$(0.26)	$0.06

Weighted average number of common shares outstanding - basic	6,967,339	6,967,339	6,967,339	7,185,147	7,553,539

Weighted average number of common shares outstanding - diluted	11,253,053	6,980,224	6,967,339	7,185,147	12,017,383

	As of December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Working capital	$3,830	$4,916	$3,501	$(748)	$1,101

Total assets	10,302	9,156	8,751	10,363	13,235

Total liabilities	6,550	5,321	5,359	6,141	8,192

Preferred stock	6,693	6,706	6,719	8,643	8,643

Shareholders' equity	3,752	3,835	3,392	4,222	5,043

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the Company’s financial condition and results of operations for the annual periods ended December 31, 2004, 2005 and 2006. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended December 31, 2006 and the information discussed in Part I, Item 1A - Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

In the Company’s previous Report on Form 10-K for the annual period ended December 31, 2004, the segment Outsourced Services was separately reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in this report. Outsourced Services revenue and gross profit were less significant to the Company’s operations by 2004 than they had been in previous periods. The Company believed these operations no longer merited reporting as a separate segment. Information for Other Services for the year ended December 31, 2004 has been reclassified to include the amounts previously reported separately as Outsourced Services. Also in the previous reports for this year, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations. Following the Company’s July 2005 acquisition of CodeLab, systems integration operations with a technology focus other than interactive media have been undertaken. Consequently, the Company believes the segment name Systems Integration provides a better description of segment operations than the previously used segment name. There was no change to the information reported for this segment as a result of the name change.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-K, words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “create,” “seek,” “growth,” “improvement” “increase,” “continue,” “toward,” “forecast,” “likely,” “plan,” “may,” “could,” “future,” “goal,” “schedule” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part I, Item 1A - Risk Factors in this Annual Report on Form 10-K.

Executive Summary

Overview of Organization & Services

The Company is a leading provider of Microsoft-focused information technology and interactive media-based consulting and systems integration services. The Company designs, develops and deploys enterprise-quality applications, solutions and platforms that provide customers with the agility necessary to compete in today’s fast-paced business climate. The Company’s consulting services include four practice areas: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The Company leverages its experience in these areas through a disciplined project framework to deliver technology solutions that address customer needs on time and within budget. The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Northern California in San Jose and Walnut Creek, in the Boston area in Wakefield, Massachusetts and in Ft. Lauderdale, Florida.

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 29%, 25% and 17% of the Company’s consolidated revenue during the years ended December 31, 2004, 2005 and 2006, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 21%, 36% and 38% of the Company’s consolidated revenue during the years ended December 31, 2004, 2005 and 2006, respectively.

•

The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services were provided from the Company’s Pittsburgh and Northern California offices. Business Process revenue represented 3%, 10% and 11% of the Company’s consolidated revenue during the years ended December 31, 2004, 2005 and 2006, respectively.

•

The Interactive Media Practice Area focuses on interactive media application development, technical architecture design and configuration services. Interactive Media provides cost-effective interactive television solutions that enable customers to improve service and increase productivity and revenue. Over forty applications have been developed by Interactive Media enabling customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliate, Costa Crociere S.p.A. (“Costa”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”), its affiliate, Celebrity Cruises (“Celebrity”), MSC Crociere S.p.A. (“MSC”), Regent Seven Seas Cruises, Inc. (“Regent”), Disney Cruise Line (“Disney”) and Fred. Olsen Cruise Lines (“Fred. Olsen”). Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 13%, 8% and 6% of the Company’s consolidated revenue during the years ended December 31, 2004, 2005 and 2006, respectively.

The consulting services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are classified by the Company as individual operating segments of its business. Aggregate consulting revenue, cost of sales and gross profit for the four practice areas are included in the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data as consulting services. The Company’s operations include three additional segments, Systems Integration, Information System Product Sales and Other Services, which correspond to separately captioned lines for revenue, cost of sales and gross profit in the Company’s Consolidated Statements of Operations. Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Information System Product Sales reflects the Company’s sales of Microsoft Dynamics software, interactive television equipment and other computer hardware, software and supplies necessary for the implementation or ongoing use of technology solutions recommended by the practice areas. The Other Services segment includes provision of technical resources that customers utilize in the execution of customer-managed projects, and other activities that result in revenue such as website hosting and archival fees, software licensing revenue, referral commissions and billed out-of-pocket costs associated with the Company’s operations.

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania also has been designated with the Microsoft Business Solutions and Networking Solutions competencies and Allin Consulting-California has been designated with the Custom Development Solutions competency. See Item 1 – Business above under Microsoft Technology Focus for additional information regarding the Company’s operating focus on Microsoft-based technology. The Company intends to continue its specialization in Microsoft-based technology.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of December 31, 2006, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, CodeLab and Allin Network are operating subsidiaries focusing on different aspects of the consulting and systems integration services provided by the Company. Allin Holdings is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names, Allin Consulting, Allin Interactive, Allin Corporation and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves.

Financial Overview

The following provides a summary of key financial information from the Company’s Statements of Operations for the years ended December 31, 2005 and 2006, as well as period-to-period percentage changes.

	Years Ended December 31,		% Increase (Decrease)
(Dollars in thousands)	2005	2006	2006
Statement of Operations Data:
Revenue	$14,303	$19,048	33%
Gross profit	7,876	10,318	31%
Selling, general & administrative expenses	8,841	9,421	7%
Net (loss) income	(954)	1,860	—

Comparing the years ended December 31, 2006 and 2005, the Company experienced period-to-period increases in revenue of $4,745,000 and gross profit of $2,442,000. The Company’s aggregate consulting services realized increases of $2,659,000 (24%) in revenue and $1,234,000 (18%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Business Process, Systems Integration, Information System Product Sales and Other Services segments. However, the Technology Infrastructure segment experienced period-to-period declines in revenue and gross profit that partially offset the increases. The Interactive Media segment experienced a small increase in revenue, but a more significant decline in gross profit comparing 2006 with 2005.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $2,196,000 (43%) and $1,170,000 (40%), respectively, comparing the years ended December 31, 2005 and 2006. Management believes the primary factors resulting in the increases were strong demand for business intelligence and custom application development services based on Microsoft ..NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology, and the inclusion of CodeLab’s operations for the full year in 2006.

Comparing the years ended December 31, 2005 and 2006, Business Process revenue and gross profit increased by $709,000 (52%) and $351,000 (45%), respectively. Management attributes the increases to enhanced staff depth and specialization in 2006 enabling the Company to deliver larger and more complex projects based on Microsoft Dynamics technology, and growth in projects based on CRM technology. The Information Systems Product Sale segment realized period-to-period increases of $214,000 (20%) in revenue and $52,000 (20%) in gross profit, when comparing the years ended December 31, 2005 and 2006, primarily attributable to increased sales of Microsoft Dynamics software, which comprise the majority of sales for this segment.

Comparing the years ended December 31, 2005 and 2006, Systems Integration revenue and gross profit increased by $1,558,000 (143%) and $958,000 (177%), respectively. Systems Integration operations during 2006 included significant project activity related to implementation of interactive television systems on three cruise ships and implementation of specialized technology platforms for a financial services customer, as compared with significant project activity for only one shipboard system in during 2005. As noted above under Item 1 -Business, as of December 31, 2006, the Company held orders for shipboard systems for the Carnival Freedom, Costa Serena, Regent Mariner, Navigator and Voyager and Royal Caribbean Liberty of the Seas. In January 2007, the Company also received system orders for the Celebrity Journey and MSC Orchestra. All of these projects are expected to be substantially performed during 2007. Consequently, management expects Systems Integration revenue and gross profit will increase in 2007. However, unforeseen events such as schedule delays could occur so no assurance can be given that actual revenue and gross profit will be realized in 2007 at levels equal to or greater than that realized in 2006.

The period-to-period decreases in Technology Infrastructure revenue and gross profit were $266,000 (7%) and $127,000 (6%), respectively, comparing the years ended December 31, 2005 and 2006. Management primarily attributes the decreases, which were largely realized in the second half of 2006, to a lull in market demand prior to Microsoft’s introduction of updated versions of several important technology products, including Windows and Office software. Management believes customers may be deferring spending on technology-based projects at present in anticipation of undertaking projects following the early adoption period of the new Microsoft technology. Management also believes customers may be cautious about undertaking Technology Infrastructure projects due to concerns about a potential slowing of domestic economic growth in 2007.

Period-to-period changes in Interactive Media included an increase in revenue of $20,000 (2%) and a decrease in gross profit of $160,000 (17%), comparing the years ended December 31, 2005 and 2006. A significant factor in the period-to-period changes was the inclusion of revenue and gross profit in the first quarter of 2005 resulting from a customer’s acceptance of two fixed-price system projects following the customer’s decision not to utilize certain alternate system components. The acceptance resulted in recognition of the remaining project revenue with minimal associated cost of sales because the expected project labor associated with the alternate components was not utilized.

The increase in selling, general and administrative expenses for the years ended December 31, 2006, as compared to the comparable period of 2005, was $580,000. The most significant contributing factors to the increase were the inclusion of expenses for CodeLab for the last full year and an increase in the Company’s consulting workforce. Another contributing factor was a period-to-period increase in depreciation and amortization expense, primarily resulting from amortization of intangible assets related to the CodeLab acquisition during all of last year. Partially offsetting these increases was a period-to-period decline of $627,000 in losses from impairment or disposal of assets. Significant losses due to impairment of acquired customer lists were recorded in 2005, but no loss due to impairment was recognized in 2006.

The Company’s cash balance decreased from $1,531,000 as of December 31, 2005 to $369,000 as of December 31, 2006, a decline of $1,162,000. The decline in cash realized in 2006 resulted from cash used of $1,226,000 for investing activities, primarily for payment of contingent consideration related to businesses acquired in previous years, and $697,000 for financing activities, primarily for payment of dividends on preferred stock. Operating activities resulted in net cash provided of $761,000 during the year ended December 31, 2006. Cash generated from operations was $1,297,000 while changes in working capital resulted in a net use of $536,000. Working capital changes using cash included significant increases in accounts receivable and software development costs of $1,102,000 and $475,000, respectively, which were partially offset by increases in billings in excess of costs and estimated gross margins and accounts payable of $557,000 and $270,000, respectively. Management attributes the increase in accounts receivable to a significantly higher level of revenue recognized in 2006 than in the prior year, with a resultant time lag for collection. There can be no assurance that the Company’s cash balance will increase during 2007. The use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors may further decrease the Company’s cash balance. The Company’s material obligations may require significant cash payments in 2007 and beyond.

During October 2006, the Company paid $1,085,000 in cash and issued 361,642 shares of common stock as additional purchase consideration related to the 2005 acquisition of CodeLab, in respect of the first annual period following the acquisition as provided for under the terms of the Purchase Agreement. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning this and other future obligations of the Company.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related consulting and systems integration arrangements involving some or all of the following attributes: services, computer hardware and equipment for specialized technology platforms, software, and post-contract support (“PCS”). Revenue Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying these projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 30% of the Company’s total revenue for the year ended December 31, 2004, and 14% of the Company’s total revenue for each of the years ended December 31, 2005 and 2006.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. On a monthly basis, management reviews projects of this type and considers any factors related to current or expected future progress on the projects and the Company’s past performance of similar projects. Any resulting changes to expected project labor are factored into the determination of cumulative percentage of completion used to determine current revenue recognition. Project arrangements may include PCS for a period following implementation of the specialized technology platform. A portion of the contract value is allocated to the PCS based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when sold separately and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

The Company’s recognition method for revenue for fixed-price Systems Integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred under the related arrangements to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for Systems Integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred on related projects to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion. For Systems Integration projects of this type, management must estimate expected total labor hours and costs at the beginning of the project. Management reviews the status of such projects monthly, including labor hours incurred to date and expected for completion of the project, project timing, and issues impacting project performance. Management also considers the Company’s prior performance related to similar projects in determining expectations for current projects. Any changes to expected labor hours for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue recognition. Systems Integration arrangements do not include rights for software, hardware or equipment upgrades.

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 4%, 3% and 2% of the Company’s total revenue for the annual periods ended December 31, 2004, 2005 and 2006, respectively.

Utilization of the revenue recognition methods described above can result in acceleration of, or delay in, recognition of revenue if management’s estimates of certain critical factors, such as expected total project labor, are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status and consideration of past performance on similar projects mitigate the potential for inappropriate revenue recognition since the reviews result in each update of revenue recognition being based on both the latest available information and the Company’s project experience. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue recognition for these projects may also impact the carrying value, if any, of unbilled services, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins and deferred revenue on the Company’s Consolidated Balance Sheets.

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of December 31, 2006, recognized balances for the customer lists, non-competition agreements and goodwill were $1,241,000, $86,000 and $4,961,000, respectively, net of amortization.

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

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts and notes receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities, deferred revenue, income taxes payable and deferred tax liabilities. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California, Pittsburgh and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors regarding goodwill are the industry valuation multiples and the financial results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual tests performed as of December 31, 2004, 2005 and 2006, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period, and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units, and industry information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors regarding the customer lists are forecast growth rates for the information technology services industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists.

Industry information utilized for the December 31, 2004 testing of the customer list associated with the acquisition of Allin Consulting-Pennsylvania indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous testing. Economic conditions experienced from 2001 through 2003 negatively impacted the technology services sector of the domestic economy. The economic downturn affected long-term industry growth rate forecasts in 2003 and 2004, with growth forecast to more closely correlate with expectations of overall economic conditions. Economic return requirements were also expected to be a more important constraint on future growth prospects than had occurred in prior years. Additionally, growing outsourcing of business to offshore information technology enterprises, particularly for application development, was expected to restrain future growth prospects for domestic information technology service providers. With assumed long-term growth rates lowered, the December 31, 2004 test indicated that undiscounted projected cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania did not exceed the recorded value of the customer list. The Company recorded a loss of $191,000 in the year ended December 31, 2004 to reflect the impairment of this customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows.

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

As of December 31, 2006, no impairment was indicated in the annual tests of the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources, Jimary Business Systems and CodeLab. Other than as discussed above, no impairment was indicated in annual testing as of December 31, 2004 and 2005 for customer lists recorded as of those dates.

The Company also utilizes cash flow models to estimate the fair value of the non-competition agreements. The models project the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Management utilizes industry information concerning expected growth in the information technology services industry and future projections for the operations of the applicable reporting units to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the information technology services industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreements. There was no impairment indicated in the testing of the non-competition agreements performed as of December 31, 2004, 2005 or 2006.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Valuation allowances have been recorded as of December 31, 2006 based on the Company’s realizability estimates and reduce the Company’s recognized deferred tax assets. The Company’s Consolidated Balance Sheet as of December 31, 2006 includes recognized deferred tax assets of $1,115,000. The non-current portion of deferred tax assets was offset by $13,000 of non-current deferred tax liabilities. Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, based on the Company’s results of operations during 2006, the backlog of committed business for future periods and management’s assessment of opportunities that may arise from the Company’s current customers, the Company believed the risks were mitigated such that a material reduction in valuation allowance was appropriate. The reduction in valuation allowance recognized during 2006 was $1,310,000. This was the most significant factor in the benefit from income taxes of $977,000 included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of December 31, 2006 and valuation allowances offset any additional net deferred tax assets.

Management believes it is more likely than not that the deferred tax assets of $1,128,000 will be realized in future periods. During the years ended December 31, 2004, 2005 and 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $13,000 as of December 31, 2006, arising primarily from an intangible asset difference, the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the Company’s accounting for income taxes.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of December 31, 2006 includes an estimated liability for accrued acquisition consideration of $1,602,000, including $1,570,000, $3,000 and $29,000, respectively, related to the acquisitions of CodeLab in 2005 and Computer Resources and Jimary Business Systems in 2004.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provides for annual payments of contingent consideration to be paid for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods. During October 2006, the Company made a cash payment of $1,085,000 and issued 361,642 shares of common stock as additional purchase consideration in respect of the first annual period. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date of $0.55 per share, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital.

After monitoring CodeLab’s operations through the end of 2006, management reviewed the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections to assess the likelihood of contingent consideration becoming due for the second annual period and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration would again become due to the former holders of equity interests in CodeLab at the end of the second annual period and recorded an estimated liability for contingent consideration as of December 31, 2006. Management will continue to monitor the factors described above in 2007 and will adjust its estimate of the liability as necessary. A total of $48,000 of the estimated contingent consideration for the second annual period was recorded as expense during the year ended December 31, 2006. The Company expects the elements resulting in the recognition of a portion of the consideration as compensatory will likely also be present during the remainder of the second annual period. The Company expects another $53,000 will be recorded as expense during the seven months ended July 31, 2007. The remainder of the estimated contingent consideration for the second annual period was regarded as additional purchase price and was recorded as goodwill.

The Asset Purchase Agreement related to the acquisition of Computer Resources provides for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the Agreement and certain additional future projects with customers included on the acquired customer list. The Asset Purchase Agreement includes certain dates in 2005 and 2006 after which there will no longer be an obligation for purchase consideration related to newly contracted projects and product sales. As of December 31, 2006, accrued acquisition consideration of $3,000 is reflected on the Company’s Consolidated Balance Sheet for an estimate of additional purchase consideration regarded as highly likely to be paid during the remainder of 2006 and during 2007, pursuant to management’s review of the terms of the Asset Purchase Agreement, certain agreements with customers and budgetary projections.

The Asset Purchase Agreement related to the purchase of Jimary Business Systems provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 is included in accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in January 2007. The contingent consideration for the second annual period was recorded as goodwill. The Company believes it is too early in the third annual period to reasonably estimate any contingent consideration that may become due for the period.

Software Development Costs. The Company’s 2006 research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $476,000 was capitalized for software development costs during 2006. The Company also incurred $90,000 in research and development expense and capitalized $50,000 during the year ended December 31, 2005 related to these activities. Amounts expensed were incurred during the research phase prior to the attainment of a working model demonstrating technical feasibility. Management’s key judgment was determination of the point of technical feasibility. Management reviewed status reports and other records and discussed project progress with the technical management personnel overseeing the development project. Based on these assessments, management determined that technical feasibility had been obtained in December 2005. Capitalized software development costs were incurred subsequent to the attainment of technical feasibility for the developed applications. The Company anticipates that the developed applications will be utilized for customer engagements beginning in the second quarter of 2007. The Company anticipates any costs incurred after this point for completion of the development process will be expensed.

Certain Related Party Transactions

During the years ended December 31, 2004, 2005 and 2006, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. The Company had previously rented the space under a month-to-month arrangement since 2002. Minimum remaining lease commitments for the Pittsburgh office space are $208,000 per year from 2007 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Rental expense under this arrangement was $136,000 for each of the years ended December 31, 2004 and 2005, and $166,000 for the year ended December 31, 2006. This represented 2% of selling, general and administrative expenses during each of these periods.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2005 and 2006 and period-to-period percentage changes for each segment.

Revenue	Year Ended December 31, 2005	Year Ended December 31, 2006	Period-to- Period % Increase (Decrease)
(Dollars in thousands)
Technology Infrastructure	$3,576	$3,310	(7)%
Collaborative Solutions	5,124	7,320	43%
Business Process	1,360	2,069	52%
Interactive Media	1,100	1,120	2%
Systems Integration	1,089	2,647	143%
Information System Product Sales	1,048	1,262	20%
Other Services	1,006	1,320	31%

Consolidated Revenue	$14,303	$19,048	33%

The Company realized a decrease of $266,000 in Technology Infrastructure revenue when comparing the years ended December 31, 2005 and 2006. After experiencing high demand in the first quarter of 2006 for network architecture design and system evaluation services resulting from merger and acquisition activity among the Company’s customers, Technology Infrastructure subsequently experienced a lull in market demand over the remainder of 2006. Management believes customers were deferring spending on technology-based projects in anticipation of undertaking projects following the introduction of Microsoft technology updates, including Windows Vista and Office software, which occurred in the fourth quarter of 2006 and the first quarter of 2007. Management believes demand related to the Microsoft technology upgrades will grow over 2007 as businesses monitor the results of early adoption of these upgrades, but that significant levels of business migration to these products are most likely to occur in the latter part of 2007 and 2008. There can be no assurance, however, that the introduction of updated Microsoft technology will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels. Management believes expectations for at least a moderate slowing of the domestic economy in 2007 may also have been a factor contributing to deferral of technology infrastructure projects during the second half of 2006

A period-to-period increase of $2,196,000 in revenue for the Collaborative Solutions Practice Area was realized for the year ended December 31, 2006 as compared to the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for business intelligence solutions and custom application development based on Microsoft .NET, Business Scorecard Manager, SQL Server 2005 and SharePoint technology and the inclusion of revenue from CodeLab operations for the full year in 2006, as compared to only five months of 2005 following the acquisition of CodeLab on July 26, 2005. Management expects the future level of demand for Collaborative Solutions services will also be impacted by a number of factors and trends, including demand for effective portals and interfaces with transactional systems for Internet-based commerce, increasing demand for customized applications meeting specific business needs, the proliferation of web-based software applications, increasing compliance demands and the implementation of voice-over Internet protocol technology. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the period-to-period increase in Business Process revenue of $709,000, comparing the year ended December 31, 2006 with the year ended December 31, 2005, to enhanced staff depth and specialization in 2006, enabling the Company to undertake larger and more complex projects based on Microsoft Dynamics technology, and to growth in services based on customer relationship management technology in the Company’s Pittsburgh and Northern California operations.

The majority of Interactive Media consulting revenue realized in the years ended December 31, 2005 and 2006 related to technical architecture design, configuration and implementation services and post-installation technical support for interactive television systems installed on cruise ships. The period-to-period increase in revenue when comparing the periods was $20,000. Revenue recognized during 2005 included the recognition of remaining consulting revenue under two fixed-price arrangements, for which most of the revenue had been recognized in 2004, upon the customer’s acceptance of the projects following its decision to not utilize certain alternate system components, as well as revenue associated with a major ship system project. Revenue recognized during 2006 included consulting revenue associated with three major ship system projects related to the Systems Integration projects discussed below, as well as technical support services. Management expects Interactive Media revenue to increase in 2007. As discussed above under Executive Summary, the Interactive Media Practice Area expects to perform design, development, configuration, implementation and support services in relation to eight interactive television systems expected to be installed for Carnival, Celebrity, Costa, MSC, Regent and Royal Caribbean in 2007. Projects may experience unforeseen delays, however, so there can be no assurance that revenue realized in 2007 will equal or exceed the level realized in 2006.

A period-to-period increase of $1,558,000 in revenue for the Systems Integration segment was realized for the year ended December 31, 2006 as compared to the prior year. During 2006, Systems Integration revenue was realized primarily from large projects involving the implementation of interactive television platforms aboard three ships, the Celebrity Century, Costa Concordia and Royal Caribbean Freedom of the Seas, and specialized technology platforms for a financial services customer. The new interactive television system for the Celebrity Century replaced one installed by the Company in 1995, marking the Company’s first replacement of a system that it had previously installed. Systems Integration revenue was also derived from smaller projects performed for customers in the professional sports industry. There was only one large project with a comparable level of services for the Carnival Liberty during 2005. Systems Integration operations are expected to remain highly concentrated among a small number of projects and customers in future periods. Systems Integration revenue is expected to increase in 2007 as a result of the expected installation of interactive televisions on eight cruise ships in projects related to those discussed above for Interactive Media. The Company also expects 2007 Systems Integration projects will be performed involving specialized technology platforms for financial services. There can be no assurance, however, that projects will proceed as scheduled and without delays or that revenue realized in 2007 will equal or exceed the level realized in 2006.

Revenue for the Information System Product Sales segment increased by $214,000, when comparing 2005 and 2006, as a result of growth in the level of sales of Microsoft Dynamics software and interactive television equipment. Revenue for the Other Services segment increased $314,000, comparing 2005 and 2006, resulting from the inclusion of CodeLab operations for the full year in 2006 as compared to five months’ operations in 2005, and growth in other revenue such as software licensing, website hosting and placement fees in 2006. A significant portion of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the years ended December 31, 2005 and 2006 and period-to-period percentage changes for each segment.

Cost of Sales	Year Ended December 31, 2005	Year Ended December 31, 2006	Period-to- Period % Increase (Decrease)
(Dollars in thousands)

Technology Infrastructure	$1,593	$1,454	(9)%
Collaborative Solutions	2,185	3,211	47%
Business Process	577	935	62%
Interactive Media	131	311	137%
Systems Integration	549	1,149	109%
Information System Product Sales	787	949	21%
Other Services	605	721	19%

Consolidated Cost of Sales	$6,427	$8,730	36%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area of $139,000, comparing the year ended December 31, 2006 to the year ended December 31, 2005, corresponds with the change in revenue but is slightly higher in percentage terms. Management attributes the change primarily to a decrease in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. During 2006, labor market-driven pressure to increase technical consultant compensation was more pronounced for applications development and customer relationship management expertise than for infrastructure expertise. Consequently, the Company experienced a decrease in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $1,026,000 corresponds with the change in revenue but is higher in percentage terms, indicating an increase in the proportion of the average hourly cost of Collaborative Solutions consultant labor to average hourly fees. As discussed above, the technology labor market is putting upward pressure on compensation in areas where technological expertise is in high demand. Management also attributes the period-to-period growth in Collaborative Solutions cost of sales to the inclusion of CodeLab operations for the full year during 2006.

The period-to-period increase in cost of sales for the Business Process Practice Area of $358,000 is primarily attributable to the increase in the level of services during 2006. The increase in cost of sales for Business Process is more than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue. The Company enhanced staff depth and specialization in 2006 to enable Business Process to undertake more complex projects, but this has also resulted in increases to the average compensation levels for Business Process staff.

An increase of $180,000 was realized for Interactive Media cost of sales, comparing the year ended December 31, 2006 with the year ended December 31, 2005, despite a corresponding period-to-period increase in revenue of only $20,000. Management attributes the result to customer acceptance during 2005 of two fixed-price projects which resulted in recognition of the remaining project revenue without significant additional cost of sales on the projects. The customer’s decision not to utilize certain alternate system components resulted in project completion at a reduced labor budget. There was no similar recognition of revenue without significant associated cost of sales for the projects undertaken during 2006.

The increase in Systems Integration cost of sales of $600,000, comparing the years ended December 31, 2005 and 2006, corresponds with the period-to-period change in Systems Integration revenue. The increase resulted from cost of sales being incurred related to large implementation projects for specialized technology platforms for three cruise industry customers and one financial services industry customer during the year ended December 31, 2006, as compared to only one significant project for a cruise industry customer during the year ended December 31, 2005.

The increase in cost of sales of $162,000 for the Information System Product Sales segment, comparing 2005 and 2006, was proportional to the changes in revenue and cost of sales. The period-to-period increase in Other Services cost of sales of $116,000 was significantly lower in percentage terms than the corresponding increase in revenue, and resulted primarily from the inclusion of CodeLab’s operations for the full year 2006.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2005 and 2006 and period-to-period percentage changes for each segment.

Gross Profit	Year Ended December 31, 2005	Year Ended December 31, 2006	Period-to - Period % Increase (Decrease)
(Dollars in thousands)
Technology Infrastructure	$1,983	$1,856	(6)%
Collaborative Solutions	2,939	4,109	40%
Business Process	783	1,134	45%
Interactive Media	969	809	(17)%
Systems Integration	540	1,498	177%
Information System Product Sales	261	313	20%
Other Services	401	599	49%

Consolidated Gross Profit	$7,876	$10,318	31%

The period-to-period decrease in gross profit of $127,000 for the Technology Infrastructure Practice Area, comparing 2006 to 2005, corresponds with period-to-period decline in revenue, but is slightly lower in percentage terms. As discussed above, the Company experienced a period-to-period improvement in the proportion of fees to labor cost, which helped to slightly mitigate the period-to-period decline in revenue.

The Collaborative Solutions Practice Area experienced an improvement in gross profit of $1,170,000, comparing 2006 to 2005. The increase largely corresponds with significant period-to-period revenue growth, but is lower in percentage terms. Management believes the factors contributing to the growth in gross profit are strong demand for business intelligence and custom application development services and the inclusion of CodeLab’s operations for the full year of 2006.

The growth in gross profit for the Business Process Practice Area of $351,000, comparing the years ended December 31, 2005 and 2006, corresponds with significant period-to-period revenue growth, but was lower in percentage terms than the corresponding increase in revenue due to a period-to-period increase in the proportion of labor costs to revenue.

Interactive Media gross profit decreased by $160,000 when comparing the years ended December 31, 2005 and 2006, despite a corresponding $20,000 increase in revenue. As discussed above, management attributes this result to a customer’s acceptance during 2005 of two fixed-price projects, which resulted in recognition of the remaining project revenue without significant additional cost of sales. There was no comparable project activity during 2006.

The period-to-period increase in Systems Integration gross profit of $958,000, when comparing the year ended December 31, 2006 to the prior year, is consistent with the corresponding increase in revenue and resulted from the performance of a high level of project activity during 2006 on significant projects involving the implementation of specialized technology platforms for four customers in the cruise and financial services industries. Comparable project activity was performed for only one cruise industry customer during 2005.

The increase in gross profit for Information System Product Sales of $52,000, comparing 2005 and 2006, was consistent with the change in revenue. Other Services gross profit increased by $198,000, when comparing the years ended December 31, 2005 and 2006, as a result of the inclusion of CodeLab’s operations for the full year during 2006 and growth in other revenue, including website hosting, software licensing and placement fees during 2006.

Selling, General & Administrative Expenses

The Company recorded $9,421,000 in selling, general and administrative expenses during the year ended December 31, 2006, including $405,000 for depreciation and amortization, a $4,000 loss on disposal of assets and $9,012,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $8,841,000 during the year ended December 31, 2005, including $359,000 for depreciation and amortization, a loss of $631,000 from impairment or disposal of assets and $7,851,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $580,000, or 7%.

The period-to-period increase in other selling, general and administrative expenses was $1,161,000, or 15%. Significant contributing factors to the increase include a period-to-period increase in the number of the Company’s employees, primarily for practice area consultants, as a result of growth in demand for the Company’s services, and the inclusion of expense for CodeLab’s operations for the full year of 2006 as compared to only five months of 2005. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce. Significant period-to-period expense increases were incurred for office rent and maintenance, travel and entertainment, communications and software costs, primarily from the inclusion of expenses related to CodeLab’s operations for a full year during 2006.

The period-to-period increase of $46,000 in depreciation and amortization expense resulted primarily from the inclusion of CodeLab for all of 2006 as compared to only five months of 2005 following its acquisition in late July. The increase in depreciation and amortization expense related to CodeLab was partially offset by a reduction in amortization expense related to the Allin Consulting-Pennsylvania and Jimary Business Systems customer lists during 2006. The reduction in amortization during 2006 followed the Company recording losses of $630,000 during the year ended December 31, 2005 to reflect the impairment of customer lists associated with the Jimary Business Systems and Allin Consulting-Pennsylvania acquisitions. In both instances, management determined that variances between the expected and actual proportions of business derived from customers on the acquired lists were likely to result in continued shortfalls. There were no losses due to impairment of assets recorded during the year ended December 31, 2006. See Goodwill and

Other Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the impairment losses. During 2005 and 2006, respectively, the Company also recognized losses of $1,000 and $4,000 related to disposal of equipment.

Benefit from Income Taxes

Based on the Company’s results of operations during 2006, the backlog of committed business for future periods and management’s assessment of opportunities that may arise from the Company’s current customers, the Company believed that a material reduction in the valuation allowance previously recorded against deferred tax assets, primarily net operating loss carryforwards, was appropriate. The reduction in valuation allowance recognized during 2006 was $1,310,000. This was the most significant factor in the benefit from income taxes of $977,000 included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006. See Income Taxes under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the reduction in the valuation allowance for deferred tax assets. The benefit from income taxes for the year ended December 31, 2005 was $5,000.

Net Income (Loss)

The Company recorded net income of $1,860,000 for the year ended December 31, 2006, as compared to a net loss of $954,000 for the year ended December 31, 2005. The $2,814,000 period-to-period improvement in profitability is attributable to the $2,442,000 increase in gross profit from operations and the $972,000 in benefit from income taxes, partially offset by a $580,000 increase in selling, general and administrative expenses. The factors resulting in the changes in gross profit, benefit from income taxes and selling, general and administrative expenses are discussed above.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

The following table sets forth revenue for the Company’s operating segments for the years ended December 31, 2004 and 2005 and period-to-period percentage changes for each segment.

Revenue	Year Ended December 31, 2004	Year Ended December 31, 2005	Period-to- Period % Increase (Decrease)
(Dollars in thousands)

Technology Infrastructure	$3,658	$3,576	(2)%
Collaborative Solutions	2,590	5,124	98%
Business Process	434	1,360	213%
Interactive Media	1,608	1,100	(32)%
Systems Integration	2,846	1,089	(62)%
Information System Product Sales	576	1,048	82%
Other Services	854	1,006	18%

Consolidated Revenue	$12,566	$14,303	14%

Management attributes the decline of $82,000 in Technology Infrastructure revenue comparing the years ended December 31, 2004 and 2005 primarily to an easing of demand following a peak period. Management believes 2004 benefited from unusually high demand for Technology Infrastructure services due to the release of pent-up demand for network architecture, server and storage upgrades, and demand driven by security concerns following several years of low demand resulting from a significant curtailment in technology-based spending due to domestic economic conditions. Management believes the stable period-to-period revenue levels for Technology Infrastructure from 2004 to 2005 reflected favorably on the Company’s ability to maintain demand as 2005 revenue did not benefit from pent-up demand from prior periods.

A period-to-period increase of $2,534,000 in revenue for the Collaborative Solutions Practice Area was realized for the year ended December 31, 2005 as compared to the prior year. Management believes the period-to-period increase in revenue is attributable to several factors, including strong demand for solutions based on Microsoft SharePoint technology and custom application development utilizing Microsoft’s .NET framework, and the Company’s July 2005 acquisition of CodeLab. Following the acquisition, the majority of the revenue recognized by CodeLab for application development, support, maintenance and other services with respect to software applications has been Collaborative Solutions revenue.

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

During 2005, the Company recognized Systems Integration revenue for the implementation of specialized interactive television platforms aboard cruise ships under arrangements related to the Interactive Media consulting services described above. Systems Integration revenue for 2005 reflected the peak period of implementation activity for only one interactive television system project, the Carnival Liberty. During 2004, Systems Integration revenue reflected the peak period of implementation activity for four interactive television system implementations, the Carnival Miracle, Carnival Valor, Costa Magica and Royal Caribbean Jewel of the Seas. This variation in peak project activity is the primary cause of the period-to-period decline in Systems Integration revenue of $1,757,000. The level of cruise industry new-build commitments was low during 2005, which was the apparent bottom of a construction cycle for new ships.

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

Cost of Sales	Year Ended December 31, 2004	Year Ended December 31, 2005	Period-to- Period % Increase (Decrease)
(Dollars in thousands)

Technology Infrastructure	$1,650	$1,593	(3)%
Collaborative Solutions	1,231	2,185	77%
Business Process	207	577	178%
Interactive Media	519	131	(75)%
Systems Integration	1,364	549	(60)%
Information System Product Sales	425	787	85%
Other Services	632	605	(4)%

Consolidated Cost of Sales	$6,028	$6,427	7%

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

Gross Profit	Year Ended December 31, 2004	Year Ended December 31, 2005	Period-to- Period % Increase (Decrease)
(Dollars in thousands)

Technology Infrastructure	$2,008	$1,983	(1)%
Collaborative Solutions	1,359	2,939	116%
Business Process	227	783	245%
Interactive Media	1,089	969	(11)%
Systems Integration	1,482	540	(64)%
Information System Product Sales	151	261	73%
Other Services	222	401	81%

Consolidated Gross Profit	$6,538	$7,876	20%

The period-to-period decrease in gross profit for the Technology Infrastructure Practice Area, comparing the year ended December 31, 2005 to the year ended December 31, 2004, corresponds with the change in revenue and results from the decrease in the level of services provided. A slight period-to-period improvement in the ratio of fees to labor cost was realized. The Collaborative Solutions Practice Area experienced a period-to-period improvement in gross profit of $1,580,000. Management believes the change is attributable to strong demand for solutions based on Microsoft SharePoint technology and custom application development utilizing the .NET framework, the acquisition of CodeLab and period-to-period improvement in the ratio of average hourly fees to average hourly labor cost. The substantial growth in gross profit for the Business Process Practice Area of $556,000, comparing 2005 to 2004, resulted from the acquisitions of Computer Resources and Jimary Business Systems late in 2004, an increase in sales resources and the expansion of dedicated staff during 2004 and 2005.

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

The period-to-period increase in other selling, general and administrative expenses was $2,019,000, or 35%. The most significant factors in the increase are labor-related. These include a period-to-period increase in the Company’s workforce, primarily for consultants for the Collaborative Solutions and Business Process Practice Areas, as a result of growth in demand for the Company’s services and acquisitions, and for sales and marketing personnel. The Company’s general expenses include the cost of non-billable time for the Company’s consultants, including time for training, education and technical analysis of sales proposals, and will often increase in periods when the Company is adding to its productive workforce, as in 2005. The level of non-billable time for the Interactive Media technical staff was unusually high in 2005 due to low demand for services for the reasons discussed above. Management believed it was in the Company’s long-term interest to retain the majority of the Interactive Media technical staff, despite the low demand for services in 2005, because the staff had a high level of expertise in a specialized area of technology and because management expected demand would increase in 2006 based on orders received in late 2005 and early 2006. Significant period-to-period expense increases were also incurred for travel, entertainment and communications costs. A significant contributing factor to these increases was the addition of expenses related to CodeLab’s operations beginning in July 2005. The Company also recorded $90,000 in research and development expense during 2005 centered on application development and platform refinements for interactive television solutions. No comparable research and development expenses were incurred in 2004.

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

The Company recorded losses of $630,000 during the year ended December 31, 2005 to reflect the impairment of customer lists associated with the Jimary Business Systems and Allin Consulting-Pennsylvania acquisitions due to variances between the expected and actual proportions of business derived from customers on the acquired lists were likely to result in continued shortfalls. During 2005, the Company also recognized a loss of $1,000 related to disposal of equipment. A loss of $191,000 was recorded in the year ended December 31, 2004 for impairment of the customer list associated with Allin Consulting-Pennsylvania, primarily due to a downward revision, as of the end of 2004, in long-term growth rates expected for information technology services. See Goodwill and Other Intangible Assets under the caption Critical Accounting Policies, Estimates and Judgments above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the impairment losses. A gain of $6,000 on disposal of equipment was recorded during the year ended December 31, 2004.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At December 31, 2006, the Company had cash and liquid cash equivalents of $369,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2005 was a decrease of $1,162,000. Net cash flows provided by operating activities were $761,000. The Company recognized net income for the year ended December 31, 2006 of $1,860,000. The Company recorded a non-cash benefit from deferred income taxes of $994,000 and non-cash expenses of $431,000 for depreciation of property and equipment, amortization of intangible assets, loss on disposal of assets and expense recognition for the fair value of outstanding stock options, resulting in net cash provided of $1,297,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $536,000 for the year ended December 31, 2006. Major working capital adjustments resulting in cash used included increases in accounts receivable, software development costs and inventory of $1,102,000, $475,000 and $112,000, respectively. Major working capital adjustments resulting in cash provided included increases in billings in excess of costs and estimated gross margins, accounts payable and other accrued liabilities of $557,000, $270,000 and $172,000, respectively, and a decrease in unbilled services of $145,000. The Company realized a significant period-to-period increase in revenue from 2005 to 2006 and attributes the increase in accounts receivable to a normal time lag for collection related to the increase.

Investing activities resulted in a net cash use of $1,226,000 for the year ended December 31, 2006, including $1,121,000 of contingent consideration related to business acquisitions from prior periods. During October 2006, the Company paid $1,085,000 in cash as part of additional purchase consideration related to the 2005 acquisition of CodeLab. Investing activities also included $105,000 of cash used for capital expenditures for computer hardware for the Company’s increased workforce, the periodic upgrading of technology and furniture, and leasehold improvements related to expansion of the Company’s Boston office. Financing activities resulted in cash used of $697,000 for the year ended December 31, 2006, primarily for the payment of preferred stock dividends of $700,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the eight succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2007. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. For two of the Company’s customers, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. Prior to the September 2006 renewal, trade accounts receivable were eligible for inclusion in the borrowing availability only if aged sixty days or less. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of December 31, 2006, maximum borrowing availability under the S&T Loan Agreement was $2,754,000, and there was no outstanding loan balance. As of March 23, 2007, maximum borrowing availability under the S&T Loan Agreement was $2,601,000, and the outstanding loan balance was $570,000. The Company made significant purchases of computer hardware and interactive television equipment during the first quarter of 2007 for Systems Integration projects being conducted over the first half of the year. Most of the related projects are on billing schedules based on milestones achieved over the duration of the projects, consequently resulting in expenditures for project materials prior to receipt of amounts billed to customers for the projects.

Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During 2006, the interest rate under the S&T Loan Agreement ranged from a low of 8.25% to a high of 9.25%, which was in effect as of December 31, 2006. There have been no changes in the interest rate subsequent to that date. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $16,000 related to this revolving credit loan during the year ended December 31, 2006. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarters ended March 31, June 30 and September 30, 2006. S&T Bank waived the cash flow covenant requirement for the fourth quarter of 2006, which the Company would not have otherwise met. The Company was in compliance with all other covenants as of December 31, 2006 and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of December 31, 2006, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. As of July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2007. Accrued but unpaid dividends on the Series C preferred stock were $3,303,000 as of December 31, 2006 and $3,469,000 as of March 28, 2007.

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

As of December 31, 2006, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of December 31, 2006 and $25,000 as of March 28, 2007.

As of December 31, 2006, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of December 31, 2006 and $52,000 as of March 28, 2007.

As of December 31, 2006, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2006, the Company estimates the amount of the liquidation premium to be $3,045,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the

Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of December 31, 2006 and $43,000 as of March 28, 2007. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of December 31, 2006, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of December 31, 2006 and $46,000 as of March 28, 2007.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock will be $715,000 for 2007. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2007. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

As of December 31, 2006, the Company believes it is highly likely that contingent consideration will also be due for the second annual period ending July 31, 2007 and that the amount can be reasonably estimated. Management’s estimate of accrued contingent consideration related to the CodeLab acquisition of $1,570,000 is reflected on the Consolidated Balance Sheet as of December 31, 2006. Management attributes $101,000 of the contingent consideration for the second annual period to compensatory elements, of which $48,000 was included in selling, general and administrative expenses for the year ended December 31, 2006 and the remaining $53,000 is expected to be recorded as expense in 2007. A total of $1,522,000 of the amount accrued for the second annual period following acquisition was regarded as additional purchase price and was recorded as goodwill. Management will monitor the results of CodeLab’s operations during the remainder of the second annual period and during the succeeding annual period. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. No contingent consideration was due for the first annual period. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 is reflected as accrued purchase consideration on the Company’s Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in cash in January 2007. Management believes it is too early in the third annual period to reliably estimate whether or not contingent consideration will become due for the period. Management will monitor the results of operations during the remainder of the third annual period, and the Company will record a liability for additional purchase consideration if an estimate can be reasonably determined and management believes payment is highly likely for the period. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of the period.

The Asset Purchase Agreement for the November 2004 acquisition of Computer Resources provided for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects that might be obtained with customers included on the acquired customer list. The Asset Purchase Agreement specified certain dates in 2005 and 2006 after which new projects undertaken with customers on the acquired list would not be subject to contingent purchase consideration. Any contingent purchase consideration due was to be calculated based on applicable amounts collected during each calendar quarter and was to be remitted within fifteen days of the end of each calendar quarter. Allin Consulting-Pennsylvania paid no cash or other form of purchase consideration at the time it acquired the assets, and it assumed no liabilities related to the operations of Computer

Resources. Purchase consideration paid during 2006 was $16,000. An estimate of $3,000 for contingent purchase consideration related to the acquisition of Computer Resources is included in accrued acquisition consideration on the Company’s Consolidated Balance Sheet as of December 31, 2006 and is expected to be paid during 2007. The majority of current projects for customers on the acquired list are not subject to the consideration provisions. Consequently, the Company believes future payments under the Asset Purchase Agreement are not likely to materially exceed the acquisition consideration accrued as of December 31, 2006.

Capital expenditures during the year ended December 31, 2006 were $105,000 and included purchases of computer hardware for the Company’s increased workforce, the Company’s periodic upgrading of technology, and furniture and leasehold improvements for expansion of the Company’s Boston office. Management forecasts that capital expenditures during 2007 will not exceed $150,000. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2007 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the years ended December 31, 2005 and 2006, respectively, capitalized software development costs of $50,000 and $476,000 were recorded by the Company related to enhanced applications for interactive television solutions, including purchased software development tools, testing equipment, consulting services and the cost of internal labor. The capitalized costs were incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The Company anticipates additional capitalized software development costs will not exceed $175,000 during 2007, prior to the introduction of the developed applications on customer projects.

The Company’s cash balances may be diminished over the remainder of 2007 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, the payment of additional purchase consideration related to the recent business acquisitions, additional acquisitions of businesses and other factors. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

As part of its general business strategy, the Company may from time-to-time seek strategic alternatives. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or the Company’s inability to renew or replace the current credit facility after its expiration in September 2007. Such financing alternatives could include selling additional equity or debt securities, obtaining long- or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to it, or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Aggregate Contractual Obligations

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2006.

Contractual Obligations (Dollars in thousands)		Payments Due by Period
	Total	2007	2008-09	2010-11
Operating Lease Obligations (1)	2,075	563	1,009	503

Total Contractual Obligations	$2,075	$563	$1,009	$503

(1)	Operating lease obligations include minimum future lease payments related to the Company’s office space in Pittsburgh, Pennsylvania, Ft. Lauderdale, Florida, Wakefield, Massachusetts and San Jose and Walnut Creek, California, as well as leased office equipment, primarily copiers and printers. See Note 11 – Lease Commitments in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data of this Report on Form 10-K for additional information concerning the Company’s obligations under operating leases.

There are no future purchase commitments with any of the Company’s vendors as of December 31, 2006.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives requiring bifurcation, clarifies certain requirements of SFAS No. 133 regarding strips and amends SFAS No. 140 to eliminate certain prohibitions on qualifying special purpose entities. Implementation of SFAS No. 155 is required for the first annual period beginning after September 15, 2006. The Company adopted SFAS No. 155 beginning January 1, 2007 and does not expect adoption of the new standard to have a material effect on the Company’s results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the potential impact of adoption of FIN No. 48.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize in its statement of financial position an asset for the plan’s over-funded status or a liability for the plan’s under-funded status, measure plan assets and the obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for entities with publicly traded securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 beginning January 1, 2007 and does not expect adoption of the new standard to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance regarding how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether material misstatement exists. SAB No. 108 indicates that both of the commonly used approaches for assessing the materiality of a current year misstatement should be evaluated. If correcting a current year misstatement would materially alter the amount of misstatement attributable to prior years, the SEC indicates the prior year financial statements should be adjusted to reflect the correction, although previously filed reports do not need to be amended. If a registrant has properly applied one of the materiality approaches in prior years and has considered all relevant qualitative factors in its materiality assessment, it may alternately recognize the cumulative effect of applying SAB No. 108 prospectively through changes to beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the first fiscal period following November 15, 2006. The Company does not expect implementation of SAB No. 108 to have a material effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a net election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company plans to adopt SFAS No. 159 beginning January 1, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 159.

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

Interest Rate Risk. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2007. There was no variable rate debt outstanding as of December 31, 2006. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. The Company believes S&T Bank’s prime interest rate will likely follow variations in short-term interest rates set by the United States Federal Reserve Bank. During 2006, the interest rate under the S&T Loan Agreement ranged from a low of 8.25% to a high of 9.25%, which was in effect as of December 31, 2006 and remains in effect. Since the interest expense incurred by the Company on its revolving credit loan during 2006 was only $16,000, the financial impact from the variation in interest rates was not material. As of March 9, 2007, a balance of $980,000 was outstanding as the Company purchased significant amounts of hardware and equipment for Systems Integration projects during the first quarter of 2007. If this balance or any other significant borrowings remain outstanding for a prolonged period, the risk that the Company will incur a material financial impact from the variation in interest rates will increase.

Fair Value. The carrying amounts of the Company’s accounts receivable, accounts payable and other accrued expenses approximate their fair values at the dates of presentation in the Company’s Consolidated Balance Sheets due to the relatively short maturity of such accounts.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	December 31, 2006
ASSETS

Current assets:

Cash and cash equivalents	$1,531	$369

Accounts receivable, net of allowance for doubtful accounts of $115 and $120	3,072	4,174

Unbilled services	211	66

Current portion of note receivable from employee	3	3

Inventory	72	183

Prepaid expenses	306	312

Costs and estimated gross margins in excess of billings	3	7

Current portion of deferred income tax asset	138	835

Total current assets	5,336	5,949

Property and equipment, at cost:

Leasehold improvements	467	473

Furniture and equipment	1,222	1,296

	1,689	1,769

Less—accumulated depreciation	(1,465)	(1,580)

	224	189

Other assets:

Non-current portion of note receivable from employee	6	3

Non-current portion of deferred income tax asset	—	280

Other assets	3	—

Software development costs	50	526

Goodwill, net of accumulated amortization of $3,742	3,148	4,961

Other intangible assets, net of accumulated amortization of $1,206 and $1,475	1,596	1,327

Total assets	$10,363	$13,235

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2005	December 31, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$866	$1,133
Accrued liabilities:
Compensation and payroll taxes	211	261
Current portion of dividends on preferred stock	2,883	141
Other	122	169
Customer deposits	109	142
Billings in excess of costs and estimated gross margins	505	1,062
Deferred revenue	361	323
Income taxes payable	41	15
Accrued acquisition consideration	986	1,602

Total current liabilities	6,084	4,848

Non-current portion of dividends on preferred stock	41	3,344
Deferred income tax liability	16	—

Total liabilities	6,141	8,192

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share,authorized 100,000 shares:
Series C redeemable preferred stock, designated,issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock,designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock,designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock,designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated,issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share - authorized 20,000,000 shares, issued 7,467,339 sharesand 7,828,981 shares	75	78
Additional paid-in-capital	39,150	38,108
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(44,209)	(42,349)

Total shareholders' equity	4,222	5,043

Total liabilities and shareholders' equity	$10,363	$13,235

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Revenue:
Consulting services	$8,290	$11,160	$13,819
Systems integration	2,846	1,089	2,647
Information system product sales	576	1,048	1,262
Other services	854	1,006	1,320

Total revenue	12,566	14,303	19,048

Cost of sales:
Consulting services	3,607	4,486	5,911
Systems integration	1,364	549	1,149
Information system product sales	425	787	949
Other services	632	605	721

Total cost of sales	6,028	6,427	8,730

Gross profit:
Consulting services	4,683	6,674	7,908
Systems integration	1,482	540	1,498
Information system product sales	151	261	313
Other services	222	401	599

Total gross profit	6,538	7,876	10,318
Selling, general & administrative expenses:
Depreciation and amortization	201	359	405
Loss on impairment or disposal of assets	186	631	4
Other selling, general & administrative expenses	5,832	7,851	9,012

Total selling, general & administrative expenses	6,219	8,841	9,421

Income (loss) from operations	319	(965)	897

Interest income	(41)	(32)	(2)

Interest expense	77	26	16

Income (loss) before benefit from income taxes	283	(959)	883

Benefit from income taxes	(1)	(5)	(977)

Net income (loss)	284	(954)	1,860

Accretion and dividends on preferred stock	740	900	1,261

Net (loss) income attributable to common shareholders	$(456)	$(1,854)	$599

(Loss) earnings per common share - basic	$(0.07)	$(0.26)	$0.08

(Loss) earnings per common share - diluted	$(0.07)	$(0.26)	$0.06

Weighted average number of shares outstanding - basic	6,967,339	7,185,147	7,553,539

Weighted average number of shares outstanding - diluted	6,967,339	7,185,147	12,017,383

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006

Cash flows from operating activities:
Net income (loss)	$284	$(954)	$1,860
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	201	359	405
Loss from impairment and disposal of assets	186	631	4
Benefit from deferred income taxes	—	—	(994)
Provision for uncollectable accounts receivable	—	60	58
Fair value expense for stock options	—	—	22
Changes in certain assets and liabilities:
Accounts receivable	(962)	223	(1,160)
Unbilled services	155	81	145
Inventory	6	(9)	(112)
Prepaid expenses	21	(22)	(3)
Costs and estimated gross margins in excess of billings	103	9	(4)
Software development costs	—	(51)	(475)
Other assets	—	(2)	—
Accounts payable	(295)	90	270
Accrued compensation and payroll taxes	(178)	(18)	50
Other accrued liabilities	60	(195)	172
Customer deposits	83	(43)	33
Billings in excess of costs and estimated gross margins	(229)	136	557
Income taxes payable	—	—	(26)
Deferred revenue	(13)	(102)	(41)

Net cash flows (used for) provided by operating activities	(578)	193	761

Cash flows from investing activities:
Proceeds from sale of assets	17	—	—
Capital expenditures	(116)	(147)	(105)
Acquisition of businesses (Note 7)	(459)	(2,673)	(1,121)

Net cash flows used for investing activities	(558)	(2,820)	(1,226)

Cash flows from financing activities:
Net (loans to) repayments from employees	3	3	3
Proceeds from issuance of preferred stock and warrants	—	2,500	—
Payment of note balance	—	(1,000)	—
Payment of dividends on preferred stock	(356)	(436)	(700)

Net cash flows (used for) provided by financing activities	(353)	1,067	(697)

Net change in cash and cash equivalents	(1,489)	(1,560)	(1,162)
Cash and cash equivalents, beginning of period	4,580	3,091	1,531

Cash and cash equivalents, end of period	$3,091	$1,531	$369

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Series C Redeemable		Series D Convertible Redeemable		Series F Convertible Redeemable		Series G Convertible Redeemable		Series H Redeemable				Additional Paid-In					Total Shareholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Treasury Stock		Accumulated
	Shares	Balance	Shares	Balance	Shares	Balance	Shares	Balance	Shares	Balance	Shares	Par Value	Capital	Warrants	Shares	Cost	Deficit	Equity
Balance, December 31, 2003	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,054	—	$—	6,967,339	$70	$40,206	$419	8,167	$(27)	$(43,539)	$3,835
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	13	—	—	—	—	(13)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(727)	—	—	—	—	(727)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	284	284

Balance, December 31, 2004	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,067	—	$—	6,967,339	70	39,466	419	8,167	(27)	(43,255)	3,392
Issuance of Series H redeemable preferred stock	—	—	—	—	—	—	—	—	250	1,910	—	—	—	—	—	—	—	1,910
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	590	—	—	—	590
Issuance of common stock in acquisition	—	—	—	—	—	—	—	—	—	—	500,000	5	165	—	—	—	—	170
Expiration of warrants	—	—	—	—	—	—	—	—	—	—	—	—	419	(419)	—	—	—	—
Accretion of Series G convertible redeemable preferred stock	—	—	—	—	—	—	—	14	—	—	—	—	(14)	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(886)	—	—	—	—	(886)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(954)	(954)

Balance, December 31, 2005	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,081	250	$1,910	7,467,339	$75	$39,150	$590	8,167	$(27)	$(44,209)	$4,222

Issuance of common stock in acquisition	—	—	—	—	—	—	—	—	—	—	361,642	3	196	—	—	—	—	199
Fair value expense for stock options	—	—	—	—	—	—	—	—	—	—	—	—	23	—	—	—	—	23
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,261)	—	—	—	—	(1,261)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,860	1,860

Balance, December 31, 2006	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,081	250	$1,910	7,828,981	$78	$38,108	$590	8,167	$(27)	$(42,349)	$5,043

The accompanying notes are an integral part of these consolidated financial statements.

- 62 -	-63 -

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

The Company’s results of operations and financial condition could be negatively impacted by a number of risks and other factors, including, among others, integration of acquired businesses, dependence on key personnel, ability to attract and retain technical resources, backlog levels, practice area and customer concentration, fluctuations in operating results, competitive market conditions, liquidity, expiration of the Company’s line of credit in September 2007, geopolitical considerations, rapidly changing technology, and risks inherent in developing new products and markets. These risks, or events associated with these risks, may negatively impact the Company or its customers.

2. Summary of Significant Accounting Policies

Information concerning the Company’s significant accounting policies is also included in the following notes:

    Note 6 – Earnings per Share

    Note 7 – Acquisitions

    Note 8 – Goodwill and Other Intangible Assets

    Note 10 – Financial Risks and Fair Value

    Note 12 – Income Taxes

    Note 14 – Industry Segment Information

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of other significant accounting policies affecting the consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Balance Sheets as of December 31, 2005 and 2006 include the financial position of the Company and all of its subsidiaries as of those dates. The Consolidated Statements of Operations include the results of operations of CodeLab for the portion of 2005 subsequent to its July 26 acquisition and for all of 2006. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassifications

The Consolidated Statement of Operations for the year ended December 31, 2004 reflects a reclassification to the statement as originally reported to conform the prior period information to the current presentation. The caption “Outsourced Services,” previously reported on the Consolidated Statement of Operations as a separate line under revenue, cost of sales and gross profit, has been eliminated. Amounts previously reported for Outsourced Services have been combined with amounts reported under the caption “Other Services.” Outsourced Services revenue, cost of sales and gross profit were less significant to the Company’s Consolidated Statements of Operations in the year ended December 31, 2004 than they were in previous periods. In 2005, the Company no longer believed these operations merited reporting as a separately captioned line. The reclassification did not impact the Company’s aggregate revenue, cost of sales, gross profit, results of operations or earnings per share during the year ending December 31, 2004.

The Consolidated Statement of Cash Flows for the year ended December 31, 2005 reflects a reclassification to the statement as originally reported to conform the prior period information to the current presentation. The increase in the allowance for doubtful accounts receivable recorded by the Company is now shown as an adjustment to reconcile net loss to net cash flows from operating activities. In the previous presentation, the increase in the allowance for doubtful accounts had been netted with the change in accounts receivable shown under changes in certain assets and liabilities. There are no changes to the net cash flows provided by operating activities or the net change in cash and cash equivalents for the year ended December 31, 2005.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Revenue is recognized for service contracts on a pro-rata basis over the applicable time period. Certain consulting engagements for these practice areas are performed on a fixed-price basis. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

Certain consulting projects are part of related arrangements, including computer hardware and equipment for specialized technology platforms, software, services, and post-contract support (“PCS”). SOP 97-2 specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Arrangements for these projects involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Arrangements for these projects frequently include PCS for a ninety-day period following system installation. A portion of the contract value is allocated to the PCS based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when sold separately and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

The Company’s practice areas perform consulting projects where the Company recommends that the customer implement technology products to facilitate technology-based solutions. Under some of these arrangements, the Company also sells the recommended technology products to the customer. When consulting services are part of multiple-deliverable arrangements, revenue from services and product sales are recognized separately based on VSOE, in accordance with SOP 97-2 and EITF No. 00-21.

Systems Integration

Systems integration includes projects conducted by the Company’s practice areas that are part of related arrangements, including computer hardware and other equipment, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s revenue recognition method for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue is recognized upon completion of the project. Systems integration arrangements do not include rights for hardware or equipment upgrades, and the majority do not include rights for software upgrades. Certain arrangements include rights for software upgrades upon the Company’s development of any upgrades. However, the Company is under no obligation to develop upgrades on any schedule or at all.

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Revenue for stand-alone product sales is recognized when the price has been determined, delivery has occurred and collectibility is reasonably assured. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21. Revenue for the Company’s information system product sales is reported on a gross basis, in accordance with the guidelines of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based on the Company’s assumption of primary responsibility for fulfillment of the sales, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue. Amounts billed for sales tax are not recorded as revenue.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Services

The Company has a small number of engagements under which technical resources are provided to customers on an outsourced basis. The Company recognizes revenue for these engagements in a similar manner as discussed above for time-based consulting services. Other services revenue also results from activities such as software license fees, website hosting and archival fees, contractual commissions, placement fees and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged to customer projects. The standard hourly cost rates for salaried consultants, who represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and then adding a burden percentage estimate for payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is the hourly rate plus a burden percentage. The Company also utilizes independent contractors for customer projects and records labor costs at their respective hourly rates. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and under service contracts where fixed amounts of revenue are recognized on a pro-rata basis over specified time periods. The Company uses incurred labor to expected total project labor as the basis for recognition of labor cost of sales where revenue is recognized on a proportional performance basis. The aggregate of project labor charges at standard hourly cost rates and estimated burden is utilized as incurred labor cost.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related payroll taxes, benefits and workers compensation for the Company’s executive management, practice area management, sales, marketing, financial and administrative employees. Selling, general and administrative expenses also reflect the portion of consulting staff time not associated directly with customer projects. Such time for consultants includes education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Selling, general and administrative expenses include the cost for paid time off for all employees. Other significant selling, general and administrative expenses include professional legal, accounting and consulting services, rent and operating expenses for the Company’s offices, travel, entertainment, communications and insurance. Any sales tax charged by vendors or use tax accrued by the Company related to purchases recorded as selling, general and administrative expenses is recorded as expense. Selling, general and administrative expenses include depreciation and amortization and any losses recognized due to impairment or disposal of assets.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising and promotions expense of $70,000, $102,000, and $114,000 was recognized for the years ended December 31, 2004, 2005, and 2006, respectively. Expenditures for advertising and promotions are expensed as incurred, except for expenditures related to trade shows, which are expensed at the time of the shows.

Cash and Cash Equivalents

The Company considers all certificates of deposit with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains demand and money market accounts at several domestic banks. From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage. As of December 31, 2006, account balances exceeded the maximum available coverage.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2005 and 2006, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable based on the Company’s history with write off of accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful. Bad debt expense is reflected in other selling, general and administrative expenses on the Consolidated Statements of Operations when allowances on accounts receivable are increased or when accounts written off exceed available allowances.

As of December 31, 2006, one significant customer comprised 11% of the Company’s accounts receivable. As of December 31, 2005, one significant customer comprised 13% of the Company’s accounts receivable.

Inventory

Inventory, consisting principally of computer hardware, software and equipment utilized in interactive television systems, is stated at the lower of cost or market. The Company utilizes an average cost method.

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins reflect projects with related Consulting Services, Systems Integration and Other Services elements for which revenue and cost of sales are being recognized on a contract basis of accounting. For individual projects, costs and estimated gross margins in excess of billings consists of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue, while billings in excess of costs and estimated gross margins consists of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the Consolidated Balance Sheets.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Purchases of property and equipment, principally computer hardware and software, furniture, office equipment and leasehold improvements are recorded at cost, including any vendor charges for freight. Sales tax charged by the vendor or use tax accrued by the Company is added to the capitalized cost of the property and equipment. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs, which do not extend the lives of the applicable assets, are charged to expense as incurred, while renewals and improvements that materially extend the lives of the applicable assets are capitalized and depreciated. Depreciation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 2004, 2005 and 2006 was $89,000, $118,000, and $138,000, respectively.

Software Development Costs and Research and Development Expense

The Company’s research and development activities focused on software application development and platform refinements for thick-client interactive television solutions. The Consolidated Balance Sheets as of December 31, 2005 and 2006 include capitalized software development costs of $50,000 and $526,000, respectively. Software development costs include purchased software development tools, testing equipment and the cost of Company labor incurred subsequent to the Company’s determination in December 2005 that technical feasibility had been achieved for the software applications under development. The costs incurred prior to the attainment of technical feasibility, primarily for internal labor, were expensed. Research and development expense of $90,000 was recognized for the year ended December 31, 2005. There was no expense recorded for research and development activities during 2006 as all expenditures were capitalized. The Company expects to introduce the developed software applications to customers during 2007. There was no research and development expense recorded during the year ended December 31, 2004.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of December 31, 2005 and 2006, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives requiring bifurcation, clarifies certain requirements of SFAS No. 133 regarding strips and amends SFAS No. 140 to eliminate certain prohibitions on qualifying special purpose entities. Implementation of SFAS No. 155 is required for the first annual period beginning after September 15, 2006. The Company adopted SFAS No. 155 beginning January 1, 2007 and does not expect adoption of the new standard to have a material effect on the Company’s results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax assets and liabilities. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the potential impact of adoption of FIN No. 48.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize in its statement of financial position an asset for the plan’s over-funded status or a liability for the plan’s under-funded status, measure plan assets and the obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for entities with publicly traded securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 beginning January 1, 2007 and does not expect adoption of the new standard to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance regarding how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether material misstatement exists. SAB No. 108 indicates that both of the commonly used approaches for assessing the materiality of a current year misstatement should be evaluated. If correcting a current year misstatement would materially alter the amount of misstatement attributable to prior years, the SEC indicates the prior year financial statements should be adjusted to reflect the correction, although previously filed reports do not need to be amended. If a registrant has properly applied one of the materiality approaches in prior years and has considered all relevant qualitative factors in its materiality assessment, it may alternately recognize the cumulative effect of applying SAB No. 108 prospectively through changes to beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the first fiscal period following November 15, 2006. The Company does not expect implementation of SAB No. 108 to have a material effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The Company plans to adopt SFAS No. 159 beginning January 1, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 159.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $7,000, $-0- and $49,000, during the years ended December 31, 2004, 2005, and 2006, respectively. Cash payments for interest were $77,000, $102,000 and $16,000 during the years ended December 31, 2004, 2005 and 2006, respectively. Interest paid during 2005 included $58,000 related to a note payable that had been accrued in 1999 but was not required to be paid prior to the April 15, 2005 maturity date of the note.

Dividends of $446,000, $526,000 and $687,000 were accrued but unpaid during the years ended December 31, 2004, 2005 and 2006, respectively, on outstanding shares of the Company’s preferred stock. Cash payments of dividends were $356,000, $436,000 and $700,000, respectively, during the years ended December 31, 2004, 2005 and 2006. The increase in dividends accrued but unpaid and cash payments of dividends during the years ended December 31, 2005 and 2006, as compared to prior years, is due to the issuance of Series H Redeemable Preferred Stock in July 2005 and increases in the dividend rates from 8% to 12% on Series G Convertible Redeemable Preferred Stock and Series C Redeemable Preferred Stock in December 2005 and July 2006, respectively

See Note 7 – Acquisitions for information regarding the cash expended for acquisition of businesses.

3. Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. All of the shares designated for each series have been issued and remain outstanding as of December 31, 2006, and the Company has no plans to issue any additional shares of any of the series of preferred stock as of this date. Preferred stock is redeemable at the option of the Company. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. In June 2005, the Company eliminated references to its previously designated Series A Convertible Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series E Convertible Redeemable Preferred Stock, of which there were no outstanding shares at that time.

Under the terms of the Company’s line of credit facility with S&T Bank, the Company is prohibited from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Payment of dividends on the Company’s common stock or Series C preferred stock during the term of the agreement, which expires September 30, 2007, is prohibited. Each of the Certificates of Designation governing the Series C, D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Series C Preferred Stock

Series C preferred stock accrues dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, effective July 1, 2006. Prior to this date, dividends accrued and compounded at a rate of 8%. Dividends accrued as of June 30, 2006 compound at a rate of 12% of the liquidation value thereof per annum effective July 1, 2006. No dividends have been paid to date on Series C preferred stock. Payment of accrued dividends on Series C preferred stock was initially scheduled to occur within ten days of June 30, 2006, with quarterly payments scheduled thereafter. However, the Company’s management determined that meeting the scheduled payment was inadvisable because, among other reasons, the Company’s credit agreement with S&T Bank prohibited payment of dividends on Series C preferred stock. Management deferred payment of the accrued dividends. Any future payment of dividends on Series C preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Management does not currently expect dividend payments will be commenced for Series C preferred stock during 2007. Dividends are accrued on an ongoing basis as any accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2007.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends on Series C preferred shares of $371,000, $400,000 and $546,000 were accrued during the fiscal years ended December 31, 2004, 2005 and 2006, respectively. Accrued but unpaid dividends on Series C preferred stock were $2,757,000 and $3,303,000 as of December 31, 2005 and 2006, respectively. Accrued but unpaid dividends per share of Series C preferred stock as of December 31, 2005 and 2006, respectively, were $110 and $132. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred shares are not convertible into common shares.

Series D Preferred Stock

Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October, subject to legally available funds. Dividends accrued on Series D preferred shares were $165,000 during each of the fiscal years ended December 31, 2004, 2005 and 2006. Accrued but unpaid dividends on Series D preferred stock were $28,000, or $10 per share, as of December 31, 2005 and 2006. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. The convertibility period for Series D preferred shares expired in 2003. The recorded value of $2,152,000 for Series D preferred stock was based on an allocation of proceeds between preferred shares and contemporaneously issued warrants. The warrants expired in 2003 without any having been exercised.

Series F Preferred Stock

Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends accrued on Series F preferred shares were $70,000 during each of the fiscal years ended December 31, 2004, 2005 and 2006. Accrued but unpaid dividends on Series F preferred stock were $59,000, or $59 per share, as of December 31, 2005 and 2006. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. The convertibility period for Series F preferred shares expired in 2004.

Series G Preferred Stock

Series G preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum effective December 29, 2005. Prior to this date, dividends were earned at a rate of 8%. Dividends are payable quarterly in arrears on the first day of each calendar quarter. Dividends accrued on Series G preferred shares were $120,000 during each of the years ended December 31, 2004 and 2005, and $180,000 during the year ended December 31, 2006. Accrued but unpaid dividends on Series G preferred stock were $31,000, or $204 per share, as of December 31, 2005 and $45,000, or $300 per share, as of December 31, 2006.

There is no mandatory redemption date for the Series G preferred stock. The Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2006, the Company estimates the amount of the liquidation premium as $3,045,000. The Company has not recorded a liability for the liquidation premium for the Series G preferred stock as redemption is at the option of the Company and the likelihood of redemption and payment of the premium is currently considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any, as determined by dividing $10,000 by $0.35. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2000, the Company allocated the proceeds of $1,500,000 from the issuance of Series G preferred stock and accompanying warrants to purchase common stock between the relative fair values of the preferred stock and warrants. The Series G preferred stock was recorded at $1,015,000, which reflected the fair value of the preferred stock, net of approximately $66,000 of offering costs. The offering costs were accreted on a straight-line basis over five years, with the recorded value of the Series G preferred stock increasing to $1,081,000 by December 31, 2005, after which the recorded value has not changed.

Series H Preferred Stock

Series H preferred stock earns cash dividends at a rate per annum of 12% of the liquidation value. Dividends are payable quarterly in arrears on the last day of January, April, July and October. Dividends accrued on Series H preferred shares were $131,000 and $300,000 during the years ended December 31, 2005 and 2006, respectively. The period-to-period increase in dividends accrued resulted from the Series H preferred stock being outstanding for the full year of 2006 as compared to only the portion of 2005 subsequent to its issuance on July 26, 2005. Accrued but unpaid dividends on Series H preferred stock were $50,000, or $200 per share, as of December 31, 2005 and 2006. The Series H preferred stock is not convertible into the Company’s common stock. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. The recorded value of $1,910,000 for Series H preferred stock was based on an allocation of proceeds between preferred shares and contemporaneously issued warrants. Based on the amount allocated to the Series H preferred stock, the effective dividend yield is 15.7%.

4. Warrants for Common Stock

In conjunction with the sale of Series H preferred stock on July 26, 2005, the Company issued warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock. The initial exercise price of the warrants was $1.00 per share. The number of shares for which the warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a “dilutive issuance,” as defined in the Form of Common Stock Warrant, involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the exercise price or 85% of the market price of the common stock. Payment of the exercise price may be made in cash or by delivery to the Company of shares of other series of the Company’s outstanding preferred stock, plus accrued and unpaid dividends, if any, equal to the exercise price for the number of shares to be purchased upon exercise. There have been no changes to the number of shares for which the warrants may be exercised and the exercise price from issuance through December 31, 2006. The warrants will expire on July 26, 2020 unless exercised earlier.

The Company allocated the proceeds of $2,500,000 from the issuance of Series H preferred stock and warrants between their relative fair values. The value allocated to warrants was $590,000. The warrants will not impact earnings per share during periods in which the Company has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrants exceeds the average price of shares of the Company’s common stock.

Although the Company can settle the warrants with unregistered shares, for a period of five years from the date of issuance, the Company has agreed to use its best efforts to register under the Securities Act of 1933, as amended, the shares that may be obtained through exercise of the warrants if so requested in writing by the holders of at least 10% of the warrants. In the event the Company is not successful with its registration efforts, there are no damages due or requirements for cash settlement. The Company consulted Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in accounting for the warrants and registration rights. The Company recorded the warrants as a component of shareholders’ equity since the Company has sufficient authorized and unissued shares available for settlement of the warrants, the warrants may be settled in unregistered shares and the Company has no obligation to issue additional shares or to settle in cash in the event of failure to register the shares that may be obtained upon exercise of the warrants. The Company treated the registration rights as a separate derivative financial instrument because the occurrence or non-occurrence of an event, registration of the securities, will result in a derivative value to the holders of the registration rights. The Company recorded an estimated liability of $25,000 for the costs of effecting registration of such securities, which is included in other accrued liabilities on the Consolidated Balance Sheets as of December 31, 2005 and 2006.

5. Share-Based Payment

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

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of December 31, 2006, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of December 31, 2006
1996 Plan	266,000	91,388
1997 Plan	300,000	4,444
1998 Plan	375,000	96,850
2000 Plan	295,000	55,000

Total Allin Stock Plans	1,236,000	247,682

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Option Activity for the Allin Stock Plans from 2004 through 2006:

	2004		2005		2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	751,150	$3.08	986,928	$2.35	1,030,328	$1.44
Exercisable	628,580	$3.35	824,504	$2.59	717,771	$1.89

Granted	277,778	$0.93	250,000	$0.26	100,000	$0.59
Forfeitures	1,000	$1.38	7,000	$3.11	9,478	$1.21
Exercised	—	—	—	—	—	—
Expired	41,000	$6.11	199,600	$4.39	159,200	$3.53

December 31
Outstanding	986,928	$2.35	1,030,328	$1.44	961,650	$1.01
Exercisable	824,504	$2.59	717,771	$1.89	686,650	$1.27

Of the options granted in 2006, 75,000 will vest at 20% of the award per year for five years on the anniversaries of the grant dates, unless forfeited earlier, while 25,000 will vest on the first anniversaries of the grant dates and do not include an early expiration provision.

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2006:

Information for Allin Stock Plans at December 31, 2006:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	440,000	$0.33	5.3 years	165,000	$0.27
From $1.00 to $1.99	442,000	$1.20	3.2 years	442,000	$1.20
From $2.00 to $2.99	20,000	$2.00	0.7 years	20,000	$2.00
From $4.00 to $4.99	59,650	$4.31	0.1 years	59,650	$4.31

	961,650	$1.01	3.9 years	686,650	$1.27

A total of 275,000 non-vested stock options were outstanding as of December 31, 2006, with 84,000 scheduled to vest in 2007, 59,000 scheduled to vest in each of the years 2008 through 2010, and 14,000 scheduled to vest in 2011, unless forfeited earlier. A total of 100,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 200,000 options to purchase shares, which do not have an early expiration provision.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Information on Fair Value of Option Grants:

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following tables include information regarding assumptions for 2006 grants under the Allin Stock Plans and the weighted average fair values of options granted from 2004 through 2006.

	Weighted Average	Low Assumption	High Assumption
Risk free interest rate	4.63%	4.50%	4.875%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life of options	6.69 yrs.	6.58 yrs	7.00 yrs
Expected volatility rate	151%	147%	151%

Options originally issued at or above market:
Weighted average fair value of options granted during 2004	$0.15
Weighted average fair value of options granted during 2005	$0.21
Weighted average fair value of options granted during 2006	$0.56

The table below summarizes expense for the fair value of share-based payment arrangements, net income (loss) and (loss) earnings per share for the years ended December 31, 2004, 2005 and 2006, as well as pro forma expense for the fair value of share-based payment arrangements, net income (loss) and loss per share for the years ended December 31, 2004 and 2005 as if the fair-value method provided under SFAS No. 123R had been in effect for the periods.

Year Ended December 31 (Dollars in thousands, except per share data)	2004	2005	2006
As reported:
Fair value of share-based payment arrangements	$—	$—	$22
Net income (loss)	284	(954)	1,860
Net (loss) income attributable to common shareholders	(456)	(1,854)	599
(Loss) earnings per share – basic	$(0.07)	$(0.26)	$0.08
(Loss) earnings per share – diluted	$(0.07)	$(0.26)	$0.06

Pro forma
Fair value of share-based payment arrangements	$55	$25
Net income (loss)	229	(979)
Net loss attributable to common shareholders	(511)	(1,879)
Loss per share – basic and diluted	$(0.07)	$(0.26)

Based on estimates for outstanding non-vested options as of December 31, 2006, the Company anticipates future expense will be recognized related to the fair value of share-based payment arrangements of $26,000 during 2007, $17,000 during each of the years 2008 and 2009, $13,000 during 2009 and $7,000 during 2010.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of Basic and Diluted (Loss) Earnings per Common Share	Year Ended December 31
Dollars in thousands, except per share data	2004	2005	2006
(Loss) earnings per common share – basic:
Numerator:
Net income (loss)	$284	$(954)	$1,860
Accretion and dividends on preferred stock	740	900	1,261

Net (loss) income attributable to common shareholders	$(456)	$(1,854)	$599

Denominator:
Shares used in calculating basic earnings (loss) per common share	6,967,339	7,185,147	7,553,539
(Loss) earnings per common share – basic	$(0.07)	$(0.26)	$0.08

(Loss) earnings per common share – diluted:
Numerator:
Net income (loss)	$284	$(954)	$1,860
Accretion and dividends on preferred stock	740	900	1,261

Net (loss) income attributable to common shareholders	$(456)	$(1,854)	$599
Add dividends on convertible preferred stock	—	—	180

Numerator for diluted EPS calculation	$(456)	$(1,854)	$779

Denominator:
Weighted average common shares outstanding	6,967,339	7,185,147	7,553,539
Effect of outstanding stock options	—	—	178,130
Effect of convertible preferred stock	—	—	4,285,714

Shares used in calculating diluted net (loss) income per common share	6,967,339	7,185,147	12,017,383

(Loss) earnings per common share – diluted	$(0.07)	$(0.26)	$0.06

The conversion privileges related to the Company’s Series D and F preferred stock expired during 2003 and 2004, respectively, while Series G preferred stock has been convertible into the Company’s common stock throughout 2004, 2005 and 2006. None of the Company’s convertible preferred stock was included in the calculation of diluted EPS for the years ended December 31, 2004 and 2005, however, as inclusion would have been anti-dilutive. The additional shares that would have been included in the diluted EPS calculation related to the convertible preferred stock, if not anti-dilutive, were 4,496,955 and 4,285,714 for the years ended December 31, 2004 and 2005, respectively.

The exercise price of warrants outstanding exceeded the average market price of the Company’s common stock for the years ended December 31, 2004, 2005 and 2006. Accordingly, warrants were not included in the calculation of diluted EPS for those periods. Outstanding warrants to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares were 857,138 as of December 31, 2004 and 2,500,000 as of December 31, 2005 and 2006. The annual average market price of the common stock exceeded the exercise prices for 70,000, 320,000 and 345,000 stock options as of December 31, 2004, 2005 and 2006, respectively. A total of 178,130 shares in the calculation of diluted EPS for the year ended December 31, 2006 related to the stock options. No additional shares related to stock options were included in the calculation of diluted EPS for the years ended December 31, 2004 and 2005 as the effect would have been anti-dilutive. Outstanding options to purchase common shares for which the exercise prices exceeded the respective year’s average market price for the common shares aggregated 916,928, 710,328 and 616,650 as of December 31, 2004, 2005 and 2006.

7. Acquisitions

CodeLab Technology Group

On July 26, 2005 (the “Closing Date”), the Company acquired all of the outstanding equity interests of CodeLab, a Delaware corporation, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, and the holders of equity interests in CodeLab. Upon closing, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $2,500,000, reduced by a holdback amount of $100,000 pending certain adjustments pursuant to the terms of the Purchase Agreement and 500,000 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock on the Closing Date of $0.34 per share, resulting in the recording of $5,000 to common stock and $165,000 to additional paid-in-capital. Subsequent to closing, a sales and use tax audit assessment of $6,000 and $30,000 of additional working capital adjustments were deducted from the holdback amount and the remaining $64,000 was paid to the former holders of equity interests in CodeLab in October 2005. The Company incurred $131,000 for professional services costs related to the acquisition.

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

Emerging Issues Task Force Issue No. 95-8 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF No. 95-8”) provides guidance for accounting for contingent consideration. EITF No. 95-8 states that the determination of whether contingent consideration based on earnings or other performance measures should be accounted for as an adjustment of the purchase price of the acquired enterprise or as expense for compensation for services or profit sharing is a matter of judgment that depends on the relevant facts and circumstances. EITF No. 95-8 specifies that an evaluation of the appropriate accounting for contingent consideration should include a review of factors involving continuing employment of former equity holders of the acquired enterprise, components of the shareholder group, reasons for the contingent payments, the formula for determining contingent consideration payments and other arrangements and issues.

The Company’s management believes that most of the above factors support recording contingent consideration as additional purchase price. These include the lack of an ongoing employment requirement for former shareholders, who received approximately 80% of the initial consideration, in order to receive contingent consideration, the consistency of the expected allocation percentages for contingent consideration among the former holders of equity interests with the allocation of initial consideration, the disproportion of purchase consideration amounts among CodeLab employees with similar functions indicating payment related to ownership interest rather than employment function, the consistency of the contingent consideration formula with management’s valuation models, the indication that total consideration is expected to be within the range of fair values presented in an appraisal, the earnings multiple nature of the formula and the lack of other types of agreements with selling parties having beneficial economic substance for the Company.

Management’s evaluation indicated that certain elements could be considered indicators of compensatory arrangements. The operating executive compensation and bonus arrangements for CodeLab, since its acquisition by the Company and expected to continue during the second annual period for contingent consideration, have not been and are not expected to be commensurate with the Company’s other business operations. Consequently, the Company determined that portions of the contingent consideration for the first annual period and estimated contingent consideration for the second annual period should be recorded as expense in amounts resulting in operating executive compensation and bonus arrangements being comparable with the Company’s other operations.

As of December 31, 2005, the Company’s estimate of contingent consideration to be paid for the first annual period ending July 31, 2006 was $1,031,000, of which $112,000 was expected to be recorded as expense for the compensatory elements described above. Expense of $47,000 and $65,000 was included in selling, general and administrative expenses for the years ended December 31, 2005 and 2006, respectively, for the compensatory arrangements

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the first annual period ended July 31, 2006. The remainder of the estimated contingent consideration for the first annual period of $919,000 was regarded as additional purchase price and was recorded as goodwill as of December 31, 2005. The estimated contingent consideration of $966,000 recorded during 2005 is reflected on the Consolidated Balance Sheet as of December 31, 2005 as accrued acquisition consideration. The estimated liability was subsequently revised during 2006 prior to payment In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $1,085,000 and 361,642 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date of $0.55 per share, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital.

As of December 31, 2006, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2006 and 2007 projections, the Company believes it is highly likely that contingent consideration will also be paid for the second annual period ending July 31, 2007 and that the amount can be reasonably estimated. The Company’s estimate of contingent consideration to be paid for the second annual period ending July 31, 2007 is $1,623,000, of which $101,000 is expected to be recorded as expense for the compensatory elements described above. Expense of $48,000 was included in selling, general and administrative expenses for the year ended December 31, 2006 and expense of $53,000 is expected to be recognized in 2007, respectively, for the compensatory arrangements related to the second annual period. The remainder of the estimated contingent consideration for the second annual period of $1,522,000 was regarded as additional purchase price and was recorded as goodwill as of December 31, 2006. The estimated contingent consideration of $1,570,000 recorded during 2006 related to the second annual period is reflected as accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2006.

Management will monitor the results of CodeLab’s operations during the remainder of the second annual period and during the succeeding annual period. The Company records liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability and management believes payment of additional purchase consideration is highly likely. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and compensation will be determined when such estimates are recorded.

The total purchase consideration recorded for the CodeLab acquisition to date, including the cash payments and issuances of the Company’s common stock upon closing and after the first annual period, holdback payment, professional services and the recorded estimate for contingent consideration for the second annual period was $5,626,000. The purchase consideration has been recorded as $160,000 of expense during the years ended December 31, 2005 and 2006 with the remainder of $5,466,000 allocated among the acquired assets and liabilities of CodeLab as follows:

(Dollars in thousands)
Accounts receivable	412
Unbilled services	272
Prepaid expenses	100
Furniture and equipment	56
Customer list	1,178
Non-competition agreement	107
Goodwill	3,920
Accounts payable	(106)
Accrued compensation and payroll taxes	(61)
Other accrued liabilities	(57)
Deferred revenue	(298)
Income tax liability	(57)

Net purchase price recorded	$5,466

The estimated fair values of the customer list and non-competition agreement were determined through independent appraisal. The recorded values are being amortized over estimated useful lives of eight and five years, respectively. Since the acquisition of CodeLab was a stock purchase, goodwill and intangible assets associated with the acquisition are not being amortized for tax purposes.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Jimary Business Systems

On November 22, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by, and assumed certain liabilities of, Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) under an Asset Purchase Agreement entered into between the parties. The acquired assets included those listed in the table below and the performance rights to consulting projects in progress or under agreement between Jimary Business Systems and its customers as of the acquisition date. Jimary Business Systems specialized in Microsoft Dynamics-based consulting services technology products, primarily Dynamics SL accounting and customer relationship management software. Coincident with the asset purchase, Allin Consulting-Pennsylvania entered into a Confidentiality and Non-Competition Agreement with the majority shareholder of Jimary Business Systems. Allin Consulting-Pennsylvania integrated the acquired business with its existing operations related to Microsoft Dynamics technology. The Consolidated Statement of Operations for the year ended December 31, 2004 includes financial results associated with the acquired assets for the period subsequent to the date of acquisition. The Company accounted for the acquisition utilizing the purchase method and attributed the initial purchase consideration among the assets acquired and liabilities assumed based on their estimated fair values. Allin Consulting-Pennsylvania paid $464,000 in cash purchase consideration at the time of the closing and incurred $21,000 in professional services costs associated with the transaction. Allin Consulting-Pennsylvania acquired Jimary Business Systems’ cash balance of $25,000 and subsequently received an $8,000 refund related to a tax assessment, resulting in a net cash outlay of $452,000 at the time of acquisition.

The Asset Purchase Agreement also provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Any contingent purchase consideration due is to be remitted to Jimary Business Systems within sixty days of the end of each such annual period. No contingent consideration was due for the first annual period. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 is included in accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in January 2007. The contingent consideration for the second annual period was recorded as goodwill. The Company believes it is too early in the third annual period to reasonably estimate any contingent consideration that may become due for the period.

The final purchase price allocation reflects the original purchase price, adjustments recorded during the allocation period which extended into the year ended December 31, 2005, and contingent consideration for the second annual period following acquisition. The acquisition price was allocated to purchased assets and assumed liabilities as follows:

Dollars in thousands
Cash	$33
Accounts receivable, net of allowance for doubtful accounts of $43	56
Equipment	10
Customer list	384
Non-competition agreement	33
Goodwill	251
Accounts payable	(65)
Accrued compensation and payroll taxes	(30)
Other accrued liabilities	(7)
Deferred revenue	(151)

Net purchase price recorded	$514

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The customer list is being amortized over an estimated useful life extending through 2009. The non-competition agreement is being amortized over the term of three years. Goodwill is not amortized for financial reporting purposes. Amortization of goodwill and other intangible assets is a deductible expense for income tax purposes over fifteen years.

Computer Resources

On November 16, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by McCrory & McDowell LLC (“M&M”) under an Asset Purchase Agreement entered into between the parties. The acquired assets were utilized in the operations of M&M’s Computer Resources division (“Computer Resources”), which specialized in consulting services based on Microsoft Dynamics technology and the sale of related technology products, primarily Dynamics GP accounting and customer relationship management software. The acquired assets included the performance rights to consulting projects in progress or under agreement between Computer Resources and its customers as of November 1, 2004 and a customer list. Allin Consulting-Pennsylvania integrated the acquired business with its existing operations related to Microsoft Dynamics technology. The Consolidated Statement of Operations for the year ended December 31, 2004 includes financial results associated with the acquired assets for the period beginning November 1, 2004, the effective date of the acquisition.

Allin Consulting-Pennsylvania paid no cash or other purchase consideration at the time it acquired the assets, and it assumed none of M&M’s liabilities related to the operations of Computer Resources. The Asset Purchase Agreement provided for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects identified on schedules to the agreement and certain additional future projects with customers included on the acquired customer list. The Asset Purchase Agreement included certain dates in 2005 and 2006 after which M&M would no longer be eligible to receive purchase consideration related to newly contracted projects and product sales. Contingent purchase consideration due has been calculated based on applicable amounts collected during each calendar quarter and has been remitted to M&M within fifteen days of the end of each calendar quarter, in accordance with the terms of the Asset Purchase Agreement. During the years ended December 31, 2005 and 2006, respectively, Allin Consulting-Pennsylvania paid M&M $19,000 and $17,000 for purchase consideration. As of December 31, 2005 and 2006, respectively, liabilities of $20,000 and $3,000 for accrued acquisition consideration were reflected on the Consolidated Balance Sheets as the Company considered the estimated liability balance at each year end as highly likely to be paid in the subsequent year. The total purchase consideration of $39,000 was recorded as a customer list and is being amortized over an estimated useful life extending through 2009. Amortization of the customer list is a deductible expense for income tax purposes over fifteen years. The Company does not expect future payments of purchase consideration to be material.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)	As Reported	Acquired Businesses	Pro Forma Adjustments	Pro Forma Information
Year ended December 31, 2005:
Revenue	$14,303	$1,554	$—	$15,857
Net loss	(954)	(104)	(129)	(1,187)
Net loss attributable to shareholders	(1,854)	(104)	(299)	(2,257)
Loss per share – basic and diluted	$(0.26)	$(0.01)	$(0.04)	$(0.30)

Cash Flow Information

The Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006 include cash used of $459,000, $2,673,000 and $1,121,000, respectively, related to the acquisitions of Computer Resources, Jimary Business Systems and CodeLab. The cash used has been recorded as follows:

Year ended December 31 (Dollars in thousands)	2004	2005	2006
Accounts receivable	$64	$403	$—
Unbilled services	—	272	—
Prepaid expenses	—	100	—
Furniture and equipment	10	56	—
Customer list	384	1,217	—
Non-competition agreement	33	107	—
Goodwill	206	1,042	1,624
Accounts payable	(66)	(25)	3
Accrued compensation and payroll taxes	(30)	(61)	—
Other accrued liabilities	(10)	(65)	9
Deferred revenue	(132)	(316)	(2)
Income tax liability	—	(57)	—
Accrued acquisition consideration	—	—	(513)

Net cash used for acquisition of businesses	$459	$2,673	$1,121

8. Goodwill and Other Intangible Assets

The Company follows Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but separable intangible assets deemed to have definite lives are amortized over their useful lives. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Goodwill and intangible assets associated with acquisitions prior to 2002, when SFAS Nos. 141, 142 and 144 were adopted, were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations (“APB No. 16”). Under APB No. 16, goodwill was an amortizable asset. The table below lists businesses acquired by the Company, year of acquisition and types of intangible assets acquired.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

As of December 31, 2006, the Company’s Consolidated Balance Sheet includes goodwill, net of accumulated amortization of $4,961,000. Accumulated amortization for goodwill represents amortization expense incurred through December 31, 2001, after which amortization of goodwill was discontinued. The table below reflects the changes in recognized value of goodwill during the years ended December 31, 2005 and 2006, by reportable segment.

Dollars in thousands	Balance January 1, 2005	2005 Acquisition/ Adjustment	Balance December 31, 2005	2006 Acquisition Contingent Consideration	Balance December 31, 2006
Attributed Segment:
Technology Infrastructure	$215	—	$215	90	$305
Collaborative Solutions	494	2,078	2,572	1,430	4,002
Business Process	166	12	178	23	201
Systems Integration	—	—	—	176	176
Information Systems Product Sales	40	4	44	6	50
Other Services	81	58	139	88	227

Total	$996	$2,152	$3,148	$1,813	$4,961

The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2005 and 2006 resulted from adjustments to the purchase allocation of Jimary Business Systems and contingent consideration related to the second annual period following acquisition. The goodwill attributed to the Technology Infrastructure, Collaborative Solutions, Systems Integration and Other Services segments during 2005 and 2006 resulted from the initial acquisition consideration for CodeLab and contingent consideration related to the first and second annual periods following acquisition.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, customer lists, non-competition agreements and goodwill, net of accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired businesses, Technology Infrastructure, Collaborative Solutions, Business Process, Systems Integration, Information System Product Sales and Other Services, further broken down geographically between Northern California-based, Pittsburgh-based and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors to evaluate the value of goodwill are the valuation multiples and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. There was no impairment indicated in the annual testing of goodwill performed as of December 31, 2004, 2005 and 2006.

Customer Lists and Non-Competition Agreements

As of December 31, 2006, the Company’s Consolidated Balance Sheet includes customer lists and non-competition agreements associated with acquisitions as follows:

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$2,662	$1,421	$1,241
Non-competition agreements	140	54	86

Total intangible assets	$2,802	$1,475	$1,327

During the years ended December 31, 2004, 2005 and 2006, or the portions thereof in which the customer lists were recorded, the customer lists associated with the acquisition of CodeLab was amortized over a period ending in 2013, while the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems were amortized over periods ending in 2009. During the years ended December 31, 2004 and 2005, the customer list associated with the acquisition of Allin Consulting-Pennsylvania was amortized over a useful life ending in 2013. However, during the year ended December 31, 2006, this customer list was amortized based on a shorter period extending through 2009.

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

Industry information utilized for the December 31, 2004 testing of the customer list associated with the acquisition of Allin Consulting-Pennsylvania indicated lower long-term growth rates for the technology consulting industry than had been indicated in previous testing. Economic conditions experienced from 2001 through 2003 negatively impacted the technology services sector of the domestic economy. The economic downturn affected long-term industry growth rate forecasts in 2003 and 2004, with growth forecast to more closely correlate with expectations of overall economic conditions. Economic return requirements were also expected to be a more important constraint on future growth prospects than had occurred in prior years. Additionally, growing outsourcing of business to offshore information technology enterprises, particularly for application development, was expected to restrain future growth prospects for domestic information technology service providers. With assumed long-term growth rates lowered, the December 31, 2004 test indicated that undiscounted projected cash flows attributed to the customer list associated with the acquisition of Allin Consulting-Pennsylvania did not exceed the recorded value of the customer list. The Company recorded a loss of approximately $191,000 in the year ended December 31, 2004 to reflect the impairment of this customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows.

The Company’s estimates, as of December 31, 2004, for the proportions of Business Process and Information Systems Product Sales cash flows to be attributed in future periods to the customer list associated with the Jimary Business Systems acquisition was based on very limited operating results following the November 2004 acquisition. During 2005 a negative variation was noted between the expected and actual proportions of cash flows attributable to the list. The Company monitored the risk indicator, and after determining that the variation was not short-term, revised its cash flow projections and performed interim testing. The test indicated that undiscounted projected cash flows attributed to the customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $146,000 in the third quarter of 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variations between the estimated and actual proportions of Technology Infrastructure, Collaborative Solutions and Other Services cash flows attributed to the customer list associated with the Allin Consulting-Pennsylvania acquisition are monitored as a key risk indicator for potential impairment. During the first half of 2005, the actual proportion exceeded the estimate. However, a decline was noted in the second half of 2005 that became more pronounced in the fourth quarter. The annual test for impairment indicated that undiscounted projected cash flows attributed to the customer list did not exceed the recorded value of the customer list. The Company recorded a loss of $484,000 as of December 31, 2005 to reflect the impairment of the customer list and adjust the recognized value of the list to the estimated level of attributed discounted cash flows. Due to the decline in the proportion, the Company’s estimate indicated that cash flows should only be expected to be attributable to this list through 2009, which was four years earlier than the end of the previously estimated useful life. During 2006, the Company prospectively changed its useful life assumption so that the remaining net recorded value would be amortized over the period through 2009.

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

There was no impairment indicated from the annual testing as of December 31, 2004, 2005 and 2006 for the customer lists associated with the acquisitions of Computer Resources and Jimary Business Systems, from the annual testing as of December 31, 2005 and 2006 for the customer list associated with the acquisition of CodeLab, and the annual testing as of December 31, 2006 for the customer list associated with the acquisition of Allin Consulting-Pennsylvania.

The Company also utilizes a cash flow model to estimate the fair value of the non-competition agreements. The model projects the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Industry information concerning expected growth in the technology consulting industry is used to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the technology consulting industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreements. There was no impairment indicated in the testing of the non-competition agreements performed as of December 31, 2004, 2005 and 2006.

Amortization Expense

Information regarding aggregate amortization expense recorded during the years ended December 31, 2004, 2005 and 2006, and expected for the next five years, is as follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Year ended December 31, 2004	$112
Year ended December 31, 2005	241
Year ended December 31, 2006	267
Estimated expense to be recognized for the:
Year ended December 31, 2007	444
Year ended December 31, 2008	492
Year ended December 31, 2009	492
Year ended December 31, 2010	218
Year ended December 31, 2011	147

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for the years ended December 31, 2007 through December 31, 2010 includes anticipated amortization expense for capitalized software development.

The pro forma effect of the reduction in the estimated useful life of the customer list related to the acquisition of Allin Consulting-Pennsylvania, implemented in 2006, on reported net income and EPS is as follows:

Year Ended (Dollars in thousands, except per share data)	December 31, 2006
Reported net income	$1,860
Effect of change in estimated useful life on customer list amortization	21

Pro forma net income	$1,881

Reported basic EPS	$0.08
Effect of change in estimated useful life on customer list amortization	0.00

Pro forma basic EPS	$0.08

Reported diluted EPS	$0.06
Effect of change in estimated useful life on customer list amortization	0.01

Pro forma diluted EPS	$0.07

9. Line of Credit

The Company and S&T Bank, a Pennsylvania banking association, have a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The maximum borrowing availability under the revolving credit loan is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable from two customers aged up to one hundred twenty days may also be included in the maximum borrowing availability. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but has been renewed for eight successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2007. As of December 31, 2006, maximum borrowing availability was $2,754,000.

Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The Company from time to time borrows and subsequently repays amounts under the revolving credit loan. There was no outstanding balance under the S&T Loan Agreement as of December 31, 2005 or 2006. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. The applicable rate as of December 31, 2006 was 9.25%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. No interest expense related to the line of credit was recorded during the year ended December 31, 2004. Interest expense of less than $1,000 and $16,000 was recorded during the years ended December 31, 2005 and 2006. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

The S&T Loan Agreement and subsequent amendments include various covenants relating to matters affecting the Company including a required cash flow to interest ratio of not less than 1.0 to 1.0, insurance coverage, financial accounting practices, audit rights, prohibited transactions, and limitations on dividends and stock purchases. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company met the cash flow covenant requirement for each of the first three quarters of 2006. S&T Bank waived the cash flow covenant requirement for the fourth quarters of 2006, which the Company would not have otherwise met. As of December 31, 2006, the Company was in compliance with the other loan covenants under the amended S&T Loan Agreement.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Financial Risks and Fair Value

During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, foreign currency exchange rate risk, trading risk, interest rate risk, and collectibility of accounts receivable. The Company manages these risks by assessing their possible impact on a regular basis. The Company does not currently anticipate any material losses from interest rate or foreign currency exchange risks or material losses from failure to collect accounts receivable that exceed the Company’s allowance for doubtful accounts. The Company does not currently invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose, including management of foreign currency exchange rate, trading or interest rate risks. The Company does not purchase goods subject to commodity price risk.

Foreign Currency Exchange Rate Risk

Contracts covering the Company’s foreign operations are denominated in United States dollars. The Company believes that costs associated with any projects or services conducted outside the United States are also predominantly in United States dollars. Therefore, the Company does not believe it is subject to material foreign exchange currency risk.

Trading Risk

The Company does not undertake any trading activities involving commodity contracts accounted for at fair value.

Interest Rate Risk

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2007. There was no variable rate debt outstanding as of December 31, 2006. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus 1%. Since the Company incurred interest expense of less than $1,000 and $16,000 on its revolving credit loan during 2005 and 2006, respectively, there was no material impact from variation in interest rates.

Fair Value

Accounts receivable, accounts payable and other accrued expenses carrying amounts in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2005 and 2006, due to the relatively short maturity of the accounts.

11. Lease Commitments

The Company rents office space in Pittsburgh from an entity in which certain shareholders have an ownership interest. See Note 13 – Related Party Transactions for additional information concerning lease arrangements for the Company’s Pittsburgh office. During August 2006, the Company entered into a new five-year lease for the Pittsburgh office space. The Company had rented the space under a month-to-month arrangement since 2002. Minimum remaining lease commitments for the Pittsburgh office space are $208,000 per year from 2007 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Under this arrangement, the Company is not obligated for any additional rent related to the landlord’s operating expenses, basic utility costs or repair and maintenance costs, other than for damage directly caused by the Company.

The Company leases office space in Ft. Lauderdale, Florida, Wakefield, Massachusetts and San Jose and Walnut Creek, California and equipment under operating leases that expire at various dates from 2009 through 2011. During 2006, the leases for the Walnut Creek and San Jose offices were extended for three-year periods. The leases do not include automatic renewal provisions or any specification of rental costs beyond the respective lease terms. Under the office leases, the Company is subject to additional occupancy costs for an allocated share of the excess of the landlord’s operating expenses, including maintenance and repairs, property management costs, property-related taxes, security, insurance and utilities over base year operating expenses, as defined in the respective lease agreements.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also leases storage space in Ft. Lauderdale, for the storage of inventory and equipment to be utilized for systems integration projects or information system product sales, under month-to-month arrangements that do not involve obligations for additional occupancy costs beyond base rental charges.

As of December 31, 2006, minimum future lease commitments for all non-cancelable operating leases are:

Minimum Future Lease Payments (Dollars in thousands)
2007	$563
2008	560
2009	448
2010	334
2011	170

Total	$2,075

Occupancy costs for the Company’s leased offices and storage space were $373,000, $404,000 and $534,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Lease costs for equipment, primarily for copiers and printers, were $24,000 for each of the years ended December 31, 2004 and 2005 and $27,000 for the year ended December 31, 2006.

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

The components of the deferred tax assets and liabilities, as of December 31, 2005 and 2006, are as follows:

Deferred Tax Assets and Liabilities	December 31,	December 31,
(Dollars in thousands)	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$7,867	$7,591
Intangible asset differences	500	440
Miscellaneous	46	62

	8,413	8,093
Valuation allowance	(8,275)	(6,965)

Net deferred tax assets	$138	$1,128

Deferred tax liabilities:
Intangible asset differences	$13	$13
Miscellaneous	3	—

	$16	$13

On the Consolidated Balance Sheet as of December 31, 2006, the deferred tax liabilities are netted against the non-current portion of deferred tax assets, as required by SFAS No. 109.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $138,000 and $1,128,000 as of December 31, 2005 and 2006, respectively. Valuation allowances offset additional net deferred tax assets. Management believes it was more likely than not as of December 31, 2005 and 2006 that the net recognized deferred tax assets would be realized in future periods. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance was increased by $143,000 during the year ended December 31, 2005 and decreased by $1,310,000 during the year ended December 31, 2006. The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where in recent periods revenue has resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, based on the Company’s results of operations during 2006, the backlog of committed business for future periods and management’s assessment of opportunities that may arise from the Company’s customers, the Company believed the risks were mitigated such that a reduction in valuation allowance was appropriate as of December 31, 2006. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of December 31, 2006.

As of December 31, 2006, the Company estimates its potentially realizable net operating loss carryforwards are approximately $18,614,000 and $23,869,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,397,000 and $1,194,000, respectively, as of December 31, 2006, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2026. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards. During 2004, 2005 and 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income.

When acquired in July 2005, CodeLab had recorded federal and state deferred income tax liabilities, resulting primarily from differences between the accrual method of financial reporting and the cash method utilized for tax reporting. The Company was able to utilize federal net operating loss carryforwards to offset the adjustment to tax-basis income resulting from the change in CodeLab’s tax reporting method as a member of the Company’s consolidated group to accrual in the post-acquisition period. Reversal of CodeLab’s deferred tax liabilities of $99,000 was recorded as a reduction of goodwill associated with the acquisition.

The benefit from income taxes is comprised of the following for the years ended December 31, 2004, 2005 and 2006:

Year ended December 31 (Dollars in thousands)	2004	2005	2006

Current
Federal	$(3)	$—	$15
State	2	(5)	1

Total current	(1)	(5)	16
Deferred	88	(143)	317
Valuation Allowance	(88)	143	(1,310)

Total income tax benefit	$(1)	$(5)	$(977)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the benefit from income taxes reflected in the Consolidated Statements of Operations follows for the years ended December 31, 2004, 2005 and 2006:

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended December 31 (Dollars in thousands)	2004	2005	2006

Estimated provision for income taxes at federal statutory rate	$96	$(324)	$301

Non-amortizable intangible asset	100	216	72
State income tax expense, net of federal benefit	2	(3)	1
Change in valuation allowance	(88)	143	(1,310)
Change in estimates and other	(111)	(37)	(41)

(Benefit from) provision for income taxes	$(1)	$(5)	$(977)

Cash payments for income taxes were $7,000, $-0- and $49,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

13. Related Party Transactions

Note and Interest

A note due from the Company with a principal balance of $1,000,000 and accrued interest of $79,000 was paid to the note holders at maturity on April 15, 2005. The note holders included a shareholder of the Company, an entity in which another shareholder of the Company has an ownership interest, an entity in which a director and shareholder of the Company has an ownership interest, a director, executive officer and shareholder of the Company and an executive officer of the Company. Interest expense of $74,000 was both accrued and paid in the year ended December 31, 2004 related to this note. Interest expense of $21,000 was accrued in the year ended December 31, 2005. The payment at maturity included $58,000 of interest which had been accrued in 1999 but was not required to be paid prior to maturity.

Note Receivable from Employee

A loan of $15,000 was made to a newly hired employee in December 2003. The employee was also the sole owner of Information Designs, Inc., from which Allin Consulting-Pennsylvania purchased certain assets coincident with the loan. A promissory note for the loan bears interest at six percent per annum and provides for semi-monthly payments of principal and interest such that the entire principal balance of the loan will be repaid by December 15, 2008. Loan principal of $3,000 was repaid by the employee as well as approximately $1,000 of interest during the each of the years ended December 31, 2005 and 2006. The current portion of the note receivable was $3,000 as of December 31, 2005 and 2006. The non-current portion of the note was $6,000 and $3,000, respectively, as of these dates.

Services and Products Sold to Related Parties

During 2004, 2005 and 2006, Allin Network provided technology infrastructure consulting services to an entity in which certain shareholders and a director and officer of the Company own interests. Fees charged for these services were $32,000 for each of the years ended December 31, 2004, 2005 and 2006. During 2004, Allin Network also sold $16,000 of computer hardware and components to this entity. Less than $1,000 of products were sold to this entity in each of 2005 and 2006. During 2004, 2005 and 2006, Allin Network provided technology infrastructure consulting services to an entity in which certain shareholders of the Company have an equity interest. Fees charged for these services were $13,000 for each of the years ended December 31, 2004, 2005 and 2006.

During 2004, 2005 and 2006, Allin Consulting-Pennsylvania also provided business process consulting services to this entity with fees charged of $2,000, $10,000 and $46,000, respectively. During 2004, 2005 and 2006, Allin Network sold computer hardware and components and Allin Consulting-Pennsylvania sold software to this entity. Revenue from these information system product sales was $13,000, $28,000 and $9,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Arrangement

The Company rents office space from an entity in which certain shareholders have an ownership interest. During August 2006, the Company entered into a new five-year lease for the Pittsburgh office space, replacing a month-to-month arrangement which had been in place since 2002. See Note 11 – Lease Commitments for additional information regarding this lease. Rental expense under this arrangement was $136,000 for each of the years ended December 31, 2004 and 2005, and $166,000 for the year ended December 31, 2006. As of December 31, 2006, the minimum remaining lease commitment for this office space is $954,000.

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

In the Company’s previous report for the fiscal year ended December 31, 2004, the segment Outsourced Services was separately reported. Amounts previously reported for Outsourced Services have been combined with amounts reported for the segment Other Services in subsequent reports. Outsourced Services revenue and gross profit were less significant to the Company’s operations in the year ended December 31, 2004 than they had been in previous periods. The Company believed these operations no longer merited reporting as a separate segment. Revenue and gross profit for Other Services for the year ended December 31, 2004 and assets reported as of December 31, 2004 have been restated to include the amounts previously reported as Outsourced Services.

In the previous report for the year ended December 31, 2004, the segment Systems Integration was reported as Interactive Media Systems Integration since Interactive Media was the only practice area with a systems integration aspect to its operations at that time. The July 2005 acquisition of CodeLab resulted in systems integration operations with a technology focus other than interactive media. Consequently, the Company believes the segment name Systems Integration provides a better description of segment operations than the previously used segment name. There was no change to the revenue, gross profit and assets reported for this segment as a result of the name change.

Measurement Method

The Company’s basis for measurement of segment revenue, gross profit and assets is consistent with that utilized for the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There are no differences in measurement method.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands) Periods ended December 31	Revenue from External Customers
	2004	2005	2006
Technology Infrastructure	$3,658	$3,576	$3,310
Collaborative Solutions	2,590	5,124	7,320
Business Process	434	1,360	2,069
Interactive Media	1,608	1,100	1,120
Systems Integration	2,846	1,089	2,647
Information System Product Sales	576	1,048	1,262
Other Services	854	1,006	1,320

Consolidated Revenue from External Customers	$12,566	$14,303	$19,048

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

(Dollars in thousands) Periods ended December 31	Revenue from Related Entities
	2004	2005	2006
Total Revenue from Services for Related Entities	$97	$35	$103

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

(Dollars in thousands) Periods ended December 31	Gross Profit
	2004	2005	2006
Technology Infrastructure	$2,008	$1,983	$1,856
Collaborative Solutions	1,359	2,939	4,109
Business Process	227	783	1,134
Interactive Media	1,089	969	809
Systems Integration	1,482	540	1,498
Information System Product Sales	151	261	313
Other Services	222	401	599

Consolidated Gross Profit	$6,538	$7,876	$10,318

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
As of December 31	2004	2005	2006
Technology Infrastructure	$1,601	$1,598	$1,228
Collaborative Solutions	1,689	5,701	6,787
Business Process	701	797	915
Interactive Media	501	429	657
Systems Integration	739	560	1,956
Information System Product Sales	342	335	405
Other Services	481	566	1,000
Corporate & Other	2,697	377	287

Consolidated Total Assets	$8,751	$10,363	$13,235

Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands)	Property & Equipment (net)
As of December 31	2004	2005	2006
Technology Infrastructure	$33	$47	$33
Collaborative Solutions	33	99	97
Business Process	6	16	15
Interactive Media	12	10	6
Systems Integration	22	13	12
Information System Product Sales	6	12	8
Other Services	—	5	4
Corporate & Other	29	22	14

Consolidated Property & Equipment (net)	$141	$224	$189

Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands)	Property & Equipment Additions
As of December 31	2004	2005	2006
Technology Infrastructure	$34	$46	$15
Collaborative Solutions	24	55	54
Business Process	6	15	9
Interactive Media	8	7	2
Systems Integration	15	6	7
Information System Product Sales	7	7	4
Corporate & Other	22	11	14

Consolidated Property & Equipment Additions	$116	$147	$105

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Domestic revenue is attributed to geographic areas based on the location of services performed or the location from which products are shipped to customers. International revenue is attributable to the locations where consulting services or systems integration are performed for extended periods. Interactive media and systems integration revenue generated on sailing ships is attributed as at sea. Information on consolidated revenue attribution to geographic areas is as follows:

(Dollars in thousands)	Revenue from External Customers
Period ended December 31	2004	2005	2006
Domestic Revenue:
Northeastern United States	$3,509	$6,921	$9,951
Midwestern United States	324	127	281
Southern United States	1,233	1,253	1,287
Western United States	4,057	4,798	4,568

Total Domestic Revenue	$9,123	$13,099	$16,087

International & At Sea Revenue:
Finland	$675	$—	$1,175
Germany	931	—	—
Italy	1,682	1,101	1,493
Other International	—	7	293
At Sea	155	96	—

Total International & At Sea Revenue	$3,443	$1,204	$2,961

Consolidated Revenue from External Customers	$12,566	$14,303	$19,048

Long-lived assets are attributed based on physical locations of the property and equipment. Property and equipment is located primarily where the Company maintains offices for its operations: Pittsburgh, Pennsylvania, San Jose and Walnut Creek, California, Ft. Lauderdale, Florida and Wakefield, Massachusetts. The Company does not maintain any foreign offices or facilities and will maintain property and equipment at foreign locations only for the duration of a consulting engagement or systems integration project.

(Dollars in thousands)	Property & Equipment (net)
As of December 31	2004	2005	2006
California	$30	$62	$44
Florida	36	24	15
Massachusetts	—	52	68
Pennsylvania	75	86	62

Consolidated Property & Equipment (net)	$141	$224	$189

Information about Major Customers

During the years ended December 31, 2004 and 2005, respectively, one and two significant customers accounted for 10% or greater of the Company’s consolidated revenue. The operations of the Interactive Media Practice Area have historically been concentrated among a small number of customers in the cruise industry. A loss of any of the significant customers or a similar decline in the level of services provided in a future period for either of the significant customers of 2005 could significantly negatively impact the Company’s future results of operations and financial condition. During the year ended December 31, 2006, there were no customers accounting for 10% or greater of the Company’s consolidated revenue.

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

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. Under the terms of the License and Supply Agreement, the supplier granted Allin Interactive exclusivity in purchasing hardware and end-user components for interactive television systems for the cruise line market for the first two years of the term. Allin Interactive did not meet a threshold level of purchases for the first two years of the term and, consequently, lost its exclusivity for the cruise line market after June 30, 2005. During the years ended December 31, 2004, 2005 and 2006, 61%, 55% and 54%, respectively, of materials purchases for the operations of these segments were from this major supplier.

The increase in the level of Business Process services provided by the Company since 2004 also resulted in a significant increase in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier. During the years ended December 31, 2004, 2005 and 2006, 13%, 20% and 15%, respectively, of the Company’s overall materials purchases were from this supplier.

15. Defined Contribution Plan

The Company maintains a profit-sharing plan with a 401(k) feature. The Allin Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all full time employees of the Company meeting the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, participants are eligible to contribute various percentages, up to 15%, of their compensation and the Company may make discretionary matching contributions depending on the level of Company profitability, subject to a maximum of 50% of the employee’s contribution or $1,500. The Company did not make matching contributions prior to 2006, when it contributed to a maximum of 50% of the employee’s contribution or $250. The total matching contribution incurred by the Company during the year ended December 31, 2006 was $22,000. The Company incurs the administrative costs of the 401(k) Plan, which were $6,000 for each of the years ended December 31, 2004 and 2005, and $7,000 for the year ended December 31, 2006.

16. Subsequent Event

On February 13, 2007, the Company awarded options to purchase 5,000 common shares under the 2000 Stock Plan. The grant price was $0.47 per share, which was the market price of the Company’s common stock on the grant date. The options to purchase common shares will vest on the first anniversary of the grant date.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Unaudited Quarterly Financial Information

The data for the quarterly periods ended March 31, June 30 and September 30, 2005 and 2006 is derived from the data presented in the Company’s filings on Form 10-Q for those periods. Comparable data is presented for the three-month periods ended December 31, 2005 and 2006.

Dollars in thousands except per share data	Three Months Ended
	2005
	March 31	June 30	September 30	December 31
Revenue	$3,075	$3,837	$3,663	$3,728
Gross Profit	1,762	2,051	2,018	2,045
(Loss) income from operations	(166)	104	(188)	(715)
Net (loss) income	$(174)	$108	$(181)	$(707)

Net loss attributable to common shareholders	$(361)	$(83)	$(431)	$(979)

Loss per common share – basic and diluted	$(0.05)	$(0.01)	$(0.06)	$(0.13)

Dollars in thousands except per share data	Three Months Ended
	2006
	March 31	June 30	September 30	December 31
Revenue	$5,019	$5,625	$4,401	$4,003
Gross Profit	2,881	3,142	2,297	1,998
Income (loss) from operations	367	863	(31)	(302)
Net income (loss)	$365	$823	$(14)	$686

Net income (loss) attributable to common shareholders	$85	$538	$(360)	$336

Earnings (loss) per common share – basic	$0.01	$0.07	$(0.05)	$0.04

Earnings (loss) per common share– diluted	$0.01	$0.05	$(0.05)	$0.03

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Allin Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Malin, Bergquist & Company, LLP

Erie, Pennsylvania
March 22, 2007

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended December 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Part II, Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, which is incorporated by reference herein.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The following table includes certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 15, 2007.

Name	Age	Position with the Company
Richard W. Talarico	51	Chairman of the Board, Chief Executive Officer and President
Dean C. Praskach	49	Chief Financial Officer, Vice President-Finance, Treasurer and Secretary
Brian K. Blair (1)	44	Director
Anthony L. Bucci (2)	58	Director
William C. Kavan (2)	56	Director
James S. Kelly (1)	56	Director
Anthony C. Vickers	57	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Richard W. Talarico became Chairman of the Board and Chief Executive Officer of the Company in July 1996 and was appointed President of the Company in May 2002. He has also served as a director of Allin Interactive since October 1994 and as Chairman of the Board and Chief Executive Officer of Allin Interactive since June 1996. Mr. Talarico has served as an officer and director of the Company’s other subsidiaries since their inception or acquisition by the Company. Mr. Talarico is a partner in The Hawthorne Group (''THG''), where he has been involved in numerous business ventures and has served in various financial and operating capacities since 1986. THG is a private investment and management partnership which invests through affiliates primarily in media and communications companies. Mr. Talarico is an officer of The Hawthorne Group, Inc. (''Hawthorne''), where he has served in various financial and operating capacities since 1991. Hawthorne provides management and administrative services to the business ventures in which THG invests.

Dean C. Praskach has held the positions of Chief Financial Officer of the Company since May 1999, Secretary of the Company since March 1998 and Treasurer and Vice President-Finance of the Company since July 1997. Mr. Praskach is the Company’s principal financial and accounting officer. Mr. Praskach also served the Company as Director of Financial Planning from November 1996 to July 1997. Mr. Praskach has held the positions of Vice President-Finance and Treasurer of all of the Company’s subsidiaries since July 1997 or upon acquisition, if later, and was named Secretary of all of the Company’s subsidiaries in March 1998 or since their acquisition, if later. Mr. Praskach has served as a director of Allin Holdings since 1997. Mr. Praskach served both the Company and THG in a consulting capacity from February 1995 until joining the Company. From September 1989 through July 1994, he was employed at First Westinghouse Capital Corporation in various positions, where he was involved in equity and mezzanine financing of leveraged acquisitions.

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

William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994. Mr. Kavan has also served as a director of certain of the Company’s other subsidiaries since their inception or acquisition by the Company. From 1984 to 1999, Mr. Kavan served as president of Berkely-Arm, Inc. (''Berkely''), the largest provider of revenue-generating passenger insurance programs for the cruise industry. Berkely has served various cruise line clients, including Carnival, Royal Caribbean, Princess and Norwegian. Mr. Kavan currently serves as a director of a number of privately-held businesses in the hospitality, digital imaging and personal services industries.

James S. Kelly became a director of the Company in August 1998. Mr. Kelly founded KCS Computer Services, Inc. (“KCS”), now Allin Consulting-Pennsylvania, in 1985 and served as its President and Chief Executive Officer prior to its acquisition by the Company in August 1998. Following the acquisition of KCS, the Company appointed Mr. Kelly as a director of the Company. Mr. Kelly was responsible for setting strategic direction for KCS, oversight of all KCS operations and direction of its finance and administration function. Mr. Kelly has been involved in the information technology field for over 25 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any person who beneficially owns more than ten percent of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers and significant shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of the copies of these reports, all of the required Section 16(a) reports for the year ended December 31, 2006 were filed on a timely basis, except that David S. Ritchie submitted a late report regarding his acquisition of shares of the Company’s common stock and his subsequent disposition of a portion of his shares.

Code of Ethics

In February 2004, the Company’s Board of Directors adopted a code of ethics, the Allin Corporation Business Conduct Guidelines (the “Allin BCG”), applicable to all of the Company’s employees, including its principal executive, financial and accounting officers. The Allin BCG was filed as Exhibit 14 to the Company’s Report on Form 10-K for the annual period ended December 31, 2004. If the Company amends the Allin BCG, or waives of a provision of the Allin BCG for the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, the Company intends to disclose the amendment or waiver, and the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on its Internet website, www.allin.com. No amendments of the Allin BCG or waivers of its provisions were granted during 2006.

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by the Company’s security holders during 2006.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. James S. Kelly and Brian K. Blair are the two non-employee directors serving on the Company’s Audit Committee.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that James S. Kelly is an “audit committee financial expert” and is “independent,” as these terms are defined under applicable SEC and NASDAQ rules. Because Mr. Kelly owned 22.4% of the outstanding common stock of the Company at the time of the determination, he did not fall within the safe harbor position of SEC Rule 10A-3(e)(1)(ii)(A) promulgated under the Exchange Act. This safe harbor position provides that a person holding 10% or less of a class of voting equity securities of an issuer will not be deemed to be an affiliate of the issuer, but does not create a presumption that a person exceeding that ownership percentage is an affiliate. Under SEC rules, an audit committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

Overview

Compensation Committee’s Role - The role of the Compensation Committee of the Board of Directors is to evaluate the types and amounts of compensation that it believes are appropriate for our Chief Executive Officer and Chief Financial Officer, who are listed in the Summary Compensation Table on page 105 and whom we refer to as the named executives. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding executive compensation. The Board of Directors considers those recommendations and takes action regarding any changes to our executive compensation practices and our elements of compensation. The Chief Executive Officer participates with and offers suggestions to the Compensation Committee while it evaluates and develops recommendations regarding compensation for the Chief Financial Officer. The Chief Financial Officer does not have a role in executive compensation determinations.

Objectives of the Compensation Program - The objectives of our compensation program are to attract and retain individuals who, as named executives, will contribute to and effectively manage the Company’s long-term growth, will encourage the creation and appreciation of stockholder value and will provide guidance and incentives for all employees to contribute to the overall success of the Company. The Compensation Committee develops recommendations for executive compensation practices and compensation elements to implement these objectives.

What Our Compensation Program is Designed to Award - The basic elements of each named executive’s compensation are salary, incentive compensation that may include cash bonuses and stock options, protection from loss of income through cash payments in the event of termination of employment without cause or as a result of a change in control of the Company, and eligibility for participation in our employee benefit programs. We do not follow any specific formulas in determining the amount and mix of compensation elements. As a small technology services company, we believe it is important to maintain flexibility in our compensation program to respond to and adjust for the constantly evolving business environment. Through a combination of discretionary cash awards and isolated stock option awards, our compensation practices are designed to reward recent results, as well as a long-term increase in the total enterprise value of the organization. We believe that each named executive’s compensation package optimizes his contribution to the Company.

How We Set Target Compensation

We are exceptionally small for a publicly traded company. We believe our size makes comparisons with other public companies difficult as most are substantially larger. Our size also limits our available resources. We believe that investing in growing and improving our business operations serves the interests of our stockholders better than investing in complex compensation systems. Therefore, we do not benchmark our compensation elements against other public companies, and we do not engage compensation consultants.

We have Compensation Committee and Board members with extensive experience in businesses operating in the industries in which we compete, in vertical target markets where our operations have a significant presence, and in the geographic area where the Company is headquartered. We rely on the business acumen and judgment of the Compensation Committee in developing compensation recommendations that are fair for our business size and market conditions, and the judgment of the Board of Directors in evaluating and taking action on the compensation recommendations. The Compensation Committee evaluates several factors in setting target levels for the different elements of executive compensation, including:

•	the Company’s financial performance under business conditions prevailing in the Company’s lines of business,

•	the Company’s liquidity and significant commitments,

•	the contributions to the Company’s success made by each named executive, and

•	the business areas for which each officer is responsible.

Elements of the Company’s Compensation Practices and Why We Chose Each

Base Salary – Base salaries for each of our named executives are established based on the scope of responsibilities of the executive’s position and are intended to reasonably compensate the executive for performance of his services throughout the year. The Compensation Committee evaluates the salaries of the named executives annually and at the Committee’s discretion may recommend increases to the Board of Directors. The Compensation Committee normally makes its annual evaluation of executive compensation and recommendations shortly after year-end, upon the Company’s completion of its initial draft of financial results. The Board of Directors typically evaluates compensation recommendations and votes on them during its first quarter meeting.

During 2006, the base salaries for Richard W. Talarico, our Chief Executive Officer and President, and Dean C. Praskach, our Chief Financial Officer, were $185,000 and $150,000, respectively. The 2006 salaries represented increases of 6% for Mr. Talarico and 3% for Mr. Praskach from each of their 2005 salaries. The 2006 increases in salary represented the first received by Mr. Talarico since 1998 and by Mr. Praskach since 2000. The Compensation Committee recommended that the 2006 salary increases be implemented primarily for cost of living purposes for the named executives, with the increase for Mr. Talarico being higher in percentage terms based on the longer period since his last salary increase. In February 2007, the Board of Directors approved the recommendation of the Compensation Committee for increases of 3% in the base salaries of both Mr. Talarico and Mr. Praskach retroactive to the beginning of 2007. For 2007, the base salaries for Mr. Talarico and Mr. Praskach are $190,500 and $154,500, respectively. The Compensation Committee similarly recommended that salary increases for 2007 be implemented for the named executives primarily to reflect cost of living increases.

Cash Bonus – The Compensation Committee may recommend annual cash bonuses for the named executives for approval by the Board of Directors. Annual cash bonuses are designed primarily to reward accomplishments related to the completed year. The determination of the amount of any bonus recommended for each named executive is entirely discretionary and is based on many factors, including:

•	the short- term financial performance of the Company considering both actual profitability and divergence from budgetary objectives,

•	the financial return for stockholders,

•	significant contributions offering potential long-term benefits to the Company and its stockholders such as the completion of acquisitions, and

•	the liquidity and expected financial commitments of the Company.

The Compensation Committee normally makes its annual evaluation of whether to award cash bonuses shortly after the Company’s year-end as described above.

As discussed above, we believe investment in growing and improving our business operations best serves the long-term interests of our stockholders. While we could offer our named executives significant incentives through cash bonuses, we are not likely to make the incentive-based cash element of compensation as significant as the base salary element as long as we continue to invest in growth.

Based on its consideration of the Company’s financial performance and other factors relevant to 2006 operations, the Compensation Committee recommended, and the Board of Directors approved, bonuses of $20,000 for Mr. Talarico and $5,000 for Mr. Praskach. The Company paid the bonuses in March 2007. In March 2006, the Company paid bonuses of $12,000 and $8,000, respectively, to Mr. Talarico and Mr. Praskach based on the Company’s financial performance and other factors relevant to 2005 operations.

Despite significant increases in the Company’s operating income and income attributable to common shareholders comparing the year ended December 31, 2006 to the year ended December 31, 2005, the recommended bonuses for 2006 represented only a modest increase in total compensation for the named executives. Key factors identified by the Compensation Committee in developing their recommendation for 2006 included liquidity and budgetary considerations. A significant factor in the period-to-period improvement in the Company’s financial results from 2005 to 2006 was the inclusion for the full year in 2006 of the operations of the Company’s subsidiary, CodeLab, following its acquisition in July 2005. While CodeLab’s 2006 operations contributed to the Company’s significantly improved profitability, when comparing 2006 with 2005, they also resulted in significant commitments. The terms of the Stock Purchase Agreement pursuant to which we acquired CodeLab provide for the potential payment of additional consideration for the annual periods ended July 31, 2006, 2007 and 2008. In October 2006, the Company made a significant cash payment of $1,085,000 to the former owners of CodeLab for the first annual period. We believe it is highly likely that another significant payment of contingent consideration will be made in 2007 for the second annual period following our acquisition of CodeLab. The Compensation Committee believes that while the impact of the acquisition on the overall results of the Company has been positive, the related commitments for additional consideration made it prudent that the 2006 executive bonuses be conservative.

In addition, certain segments of our operations, Technology Infrastructure, Interactive Media and Systems Integration, fell short of budgetary objectives in 2006. There was a lull in demand for Technology Infrastructure services over the latter part of 2006 that, we believe, resulted from a deferral of projects in anticipation of the introduction and early adoption period for upgrades of Microsoft technology, including the Windows Vista, Office 2007 and Exchange Server 2007. The lull negatively impacted 2006 results more strongly than the Company had expected when budgetary objectives for 2006 were prepared. Shortfalls from budgetary objectives for Interactive Media and Systems Integration resulted from a cruise line customer’s delay of projects associated with the implementation of an interactive television platform on a ship. When the Company prepared budgetary objectives, these projects were expected to be performed in 2006. The Compensation Committee believes that its recommendations regarding executive bonuses for 2006 were fair based on the differing influences of the factors described, including the Company’s improved financial results, liquidity position and commitments, and shortfall from certain budgetary objectives.

Stock Options – The Company has four plans, which were adopted between 1996 and 2000 and which we refer to collectively as the “Allin Stock Plans,” providing for the award of stock options, stock appreciation rights, restricted shares and restricted units, for executive management, employees, non-employee directors, consultants and advisors to the Company and its subsidiaries. Exercise prices for the stock options awarded under the Allin Stock Plans are set at or above the closing market price of our common stock on the date of grant. Decisions to award options are made without regard to anticipated earnings or other major announcements by the Company. To date, we have never re-priced stock options, and we do not intend to do so in the future.

Stock options granted to employees of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. The Company’s practice of awarding of stock options to employees has changed over time from broad-based grants of stock options to most of the Company’s employees, which had been typical from 1996 to 2001, to less frequent awards of stock options to smaller numbers of employees. In recent years, the Company had made most of its stock option awards to business operations, managerial and sales employees associated with the Company’s various offices.

Stock options will be granted to the named executives only when recommended by the Compensation Committee and approved by the Board of Directors. We believe that stock options provide a material incentive to executives by providing an opportunity for a larger stock ownership stake in the Company. However, as noted above, the Company’s current practice of awarding stock options tends to be relatively infrequent. Awards of stock options are not currently considered to be an element of annual compensation for the named executives and would be considered in connection with significant changes in the Company’s business or for other reasons. The number of stock options that may be awarded to the named executives is entirely within the discretion of the Compensation Committee. In considering new stock option grants to the named executives, the Compensation Committee would consider the same factors it considers in determining annual cash bonuses, as well as other factors such as the number and remaining term of options held by the executive officers. The employment agreements between the Company and each named executive do not require that options be awarded annually.

There were no grants of stock options to Mr. Talarico or Mr. Praskach during 2006. Both Mr. Talarico and Mr. Praskach received stock options during the period from adoption of each of the Allin Stock Plans to 2001. During July 2005, Mr. Talarico and Mr. Praskach received options to purchase 100,000 and 25,000 shares, respectively, of the Company’s common stock at an exercise price of $0.25 per share, the closing market price of the stock on the grant date. These grants replaced options to purchase the same numbers of shares which had expired the previous month. Mr. Talarico and Mr. Praskach have received no other grants of stock options since 2001.

The Company’s practice of awarding stock options to non-employee directors on an annual basis has been in effect since 1997. Under this practice, the Company awards each non-employee director options to purchase 5,000 shares of our common stock upon the director’s completion of another year of service. The Board of Directors approves the option grants to non-employee directors. These options vest in full on the first anniversary of the grant date and expire on the seventh anniversary of the grant date. The exercise price is equal to the closing market price of our stock on the grant date.

Post-Termination Payments – We included terms for post-termination payments of compensation in the employment agreements the Company entered into with Mr. Talarico and with Mr. Praskach in order to protect them from loss of income in the event of termination of employment without cause. We realize that differences may arise between executive officers and the board of directors of a company over a number of issues such as business strategy or alternative courses of action for a business that may lead a board to seek changes in executive personnel. These situations do not necessarily diminish the good-faith efforts or effectiveness of the executives. Given this reality in business, however, we do not believe that talented individuals can be recruited or retained for executive positions without reasonable severance terms being included in their compensation arrangements. We believe that since this element of compensation is effective only in the event of termination of employment, the value of the terms are relevant only for the purposes of attracting and retaining executives, and we do not consider the value of this element in setting annual compensation. See below under Employment Agreements and Potential Payments Upon Termination or Change-In-Control for a description of payments that would be due to the named executives following termination of employment without cause.

Payment Upon Change-In-Control – We included provisions for payment of compensation in the event of a change in control of the Company in the employment agreements the Company entered into with Mr. Talarico and Mr. Praskach in order to protect them from loss of income in the event of termination of employment related to a change in control. The named executives have been encouraged to seek out potential acquisitions of businesses as a way to create growth for the Company and stockholder value. We recognize that in the course of their efforts to secure potential transactions, they may come in contact with businesses or investors that may become interested in acquiring the Company. We also recognize the reality that business acquisitions frequently result in management changes because the acquiring business may consolidate the acquired business with its other operations or utilize its own management personnel to oversee the operations of the acquired business. In assessing such opportunities, we want our executives to consider the best interests of the Company’s stockholders, and we believe that the change-in-control arrangements that we have in place will encourage the continued attention and dedication of management to their duties without the distraction which may arise from the possibility of a change-in-control. Furthermore, we do not believe that talented individuals can be recruited or retained for executive positions without reasonable severance terms in the event of a change-in-control being included in their compensation arrangements. The change-in-control arrangements contain a “double trigger,” requiring the occurrence of both a change-in-control and the named executive’s termination, voluntarily or involuntarily, and are limited in duration to 12 months following the occurrence of a change-in-control. We believe that since this element of compensation is effective only in the event of termination of employment, the value of the terms are relevant only for the purposes of attracting and retaining executives, and we do not consider the value of this element in setting annual compensation. See below under Employment Agreements and Potential Payments Upon Termination or Change-In-Control for a description of payments that would be due to the named executives following termination related to a change-in-control of the Company.

Perquisites – As noted above, we are small for a publicly-traded company and we seek to utilize our resources to promote growth in the Company’s operations and to create and grow stockholder value. We do not believe expensive executive perquisites are beneficial for our company and we do not offer them. The named executives are eligible to participate in the employee benefits programs we offer on financial terms identical to other employees. This includes eligibility for participation in medical, dental and vision insurance programs, life and disability insurance coverage, and a 401(k) retirement plan. Employees pay a portion of the premium costs for their medical, dental and vision coverage based on type of coverage selected, individual, employee and spouse, or family. The contributions withheld for the named executives are identical to those of other employees selecting the same type of coverage. Employee life and disability insurance coverage is non-contributory with amounts of coverage varying based on compensation. The Company’s 401(k) Plan offers a discretionary match for employee contributions to the plan. The matching terms for the named executives are on equal terms with other employees.

The spouses of the named executives will occasionally travel with the executives for programs sponsored by the Company’s customers, or for other events where we believe it is customary or expected that spouses will participate. In these cases, the Company will pay for the travel costs for the executives’ spouses. During 2006, less than $1,000 was incurred by the Company for travel costs related to the executives’ spouses.

The named executives are reimbursed for normal business expenses including travel and entertainment, communications and Internet costs. We believe that these expenses are reasonable and customary for their duties and do not constitute perquisites. It is a common practice within the Company for managers and technical consultants to be reimbursed for travel, entertainment, communications and Internet costs. We do not pay for club dues for the executive officers.

Accounting and Tax Treatment

Section 162(m) and other sections of the Internal Revenue Code place limitations on the deductibility of executive compensation for publicly-held companies. We believe that the compensation paid to our named executives under the compensation elements discussed above is fully deductible for federal income tax purposes. Timing differences may arise as to the period when accrued bonuses may be deducted for income tax purposes if they are not paid within 75 days of our fiscal year-end.

On January 1, 2006, the Company began accounting for stock-based payments under the Allin Stock Plans in accordance with the requirements of SFAS No. 123R, with implementation on a modified prospective basis. Expense is recognized for the fair value of stock options during the period of vesting of the options. Expense recognized during 2006 under SFAS No. 123R was not material to the Company’s results of operations.

The Company does not offer deferred compensation or stock award plans. Retirement benefits for the named executives are limited to participation in the Company’s 401(k) Plan, on a basis consistent with the Company’s other employees. The Company does not offer a defined-benefit pension plan or post-retirement insurance benefits.

Compensation Committee Report

The Compensation Committee of Allin Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in the Company’s 2007 Proxy Statement.

THE COMPENSATION COMMITTEE
William C. Kavan, Chairman
Anthony L. Bucci

Summary Compensation Table

The following table provides information concerning the 2006 compensation of the named executives of the Company. During 2006, there was no compensation for the named executives in the form of stock awards, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Richard W. Talarico	2006	$185,000	$20,000	$4,000	$-0-	$209,000
Chairman of the Board, Chief Executive Officer and President
Dean C. Praskach	2006	$150,000	$5,000	$1,000	$250	$156,250
Chief Financial Officer, Vice President-Finance, Treasurer and Secretary

(1)	Bonuses were earned in the year indicated, but paid in the subsequent year.
(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123R, of awards of stock options and thus include amounts from awards granted prior to 2006. Specifically, amounts reflected in this column related to stock options granted in July 2005. The total fair value of the 2005 option grants is being expensed over the five-year vesting period for the options. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 3.6%, expected dividend yield of 0.0%, 7 year expected life of options and expected volatility rate of 90%.

(3)	The Company’s 401(k) defined contribution plan permits a discretionary matching contribution. During 2006, the Company’s match was equal to 50% of the first $500 of each employee’s contribution for a maximum match of $250. During year-end testing of the plan, it was determined that distribution of the matching contribution to members of the highly-compensated group, including Mr. Praskach, was required to maintain plan qualifications. The matching contribution was distributed to Mr. Praskach in 2007. Mr. Talarico does not participate in the Company’s 401(k) plan. Perquisites were less than $10,000 for each named executive and, consequently, are not included in the table.

Compensation Proportion

Our executive compensation program is structured such that base salary comprises the majority of each named executive’s compensation. Cash bonuses comprise a small percentage of each named executive’s annual compensation. While our named executives hold significant numbers of stock options, we do not grant stock options on a regular basis to senior management. We believe this mix of compensation best serves the long-term interests of our stockholders for the reasons discussed above under Compensation Discussion and Analysis. For a discussion of the material terms of each named executive’s employment agreement, see the discussion under Employment Agreements and Potential Payments Upon Termination or Change-in-Control below.

Stock Plans

In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997, the Board of Directors adopted the 1997 Stock Plan, which was approved by the Company’s stockholders in May 1997. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company’s stockholders in December 1998. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1998 Stock Plan, if any. In February 2000, the Board of Directors adopted the 2000 Stock Plan, which was approved by the Company’s stockholders in May 2000. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 2000 Stock Plan, if any. We refer to the Company’s stock plans collectively as the ‘Allin Stock Plans.’

All of the Allin Stock Plans provide for awards of stock options, stock appreciation rights, restricted shares and restricted units to officers and other employees of the Company and its subsidiaries and to consultants and advisors (including non-employee directors) of the Company and its subsidiaries. The plans are administered by the Board of Directors which has broad discretion to determine the individuals entitled to participate in the plans and to prescribe conditions for eligibility such as the completion of a period of employment with the Company following an award. The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including the award of stock options for the named executives under the Allin Stock Plans.

The number of shares originally designated for award under the Company’s 1996, 1997, 1998 and 2000 Stock Plans are 266,000, 300,000, 375,000 and 295,000, respectively. As of December 31, 2006, 18,501 shares of the Company’s common stock, which were originally issued as restricted shares under the 1996 Stock Plan, and 147,944, 295,556, 278,150 and 240,000 options to purchase common shares under the 1996, 1997, 1998 and 2000 Stock Plans, respectively, were outstanding. As of December 31, 2006, 99,555, 4,444, 96,850 and 55,000 shares were available for future grants under the 1996, 1997, 1998 and 2000 Stock Plans, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table and its notes provide information concerning outstanding equity awards, which include stock options and related stock appreciation rights, held by the named executives at December 31, 2006. No options or related stock appreciation rights were exercised in 2006. To date, the Company has not made stock awards to the named executives and the Company does not have any equity incentive plans.

Name	Number of Securities Underlying Unexercised Options/SARS (1) (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options/SARS (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard W. Talarico	15,000(2)	-0-	$4.50	1/3/07
	10,000(3)	-0-	$1.91	8/8/07
	75,000(3)	-0-	$1.25	1/5/08
	20,000(4)	80,000	$0.25	7/7/12

Total	120,000	80,000
Dean C. Praskach	6,250(5)	-0-	$4.00	2/16/07
	30,000(6)	-0-	$1.25	1/5/08
	5,000(4)	20,000	$0.25	7/7/12

Total	41,250	20,000

(1)	Pursuant to their employment agreements, the named executives have certain stock appreciation rights related to the options included in the table above. The stock appreciation rights will only become effective upon conversion of the options. There is uncertainty as to whether the events that could result in conversion of the named executives’ options into stock appreciation rights will occur at all or when they may occur. These events are described below under Employment Agreements and Potential Payments Upon Termination or Change-In-Control. Since the events have not occurred, none of the stock appreciation rights were exercisable as of December 31, 2006. The exercise prices of the stock appreciation rights are identical to the exercise prices of the associated options.
(2)	A total of 3,000 of these options vested on January 3, 2001, with the remaining options vesting on May 15, 2001.
(3)	All of these options vested on May 15, 2001.
(4)	These options vest in five equal annual installments beginning on July 7, 2006.
(5)	These options vested in five equal annual installments beginning on February 16, 2001.
(6)	These options vested in five equal annual installments beginning on January 5, 2002.

Based on the December 31, 2006 bid price per share of common stock of $0.46, as quoted on the OTC Bulletin Board, and the various option exercise prices per share, vested options to purchase 20,000 and 5,000 shares of common stock, respectively, held by Mr. Talarico and Mr. Praskach were in-the-money at December 31, 2006. The values of the currently exercisable in-the-money options held by Mr. Talarico and Mr. Praskach, respectively, are $4,200 and $1,050.

Employment Agreements and Potential Payments Upon Termination or Change-In-Control

Mr. Talarico’s Employment Agreement

The Company entered into an employment agreement with Mr. Talarico on January 10, 2002, which was effective as of January 1, 2001. Pursuant to subsequent amendments, the term of the agreement was extended through December 31, 2006. The Company and Mr. Talarico plan to amend the agreement to further extend its term once the Company completes a review of the agreement to determine whether changes may be required to ensure compliance with federal legislation under The American Jobs Creation Act. This legislation includes major changes in the federal tax laws applicable to nonqualified deferred compensation plans that may affect the change in control provisions of the employment agreement. The Company anticipates that an amendment to extend the term and to make any other necessary revisions may be completed in 2007.

The agreement set Mr. Talarico’s annual base salary at $175,000. On March 1, 2006, the Board of Directors increased Mr. Talarico’s annual base salary to $185,000, retroactive to January 1, 2006. On February 13, 2007, the Board of Directors implemented a $5,500 increase in his annual salary to $190,500, retroactive to an effective date of January 1, 2007.

During the term of the agreement, Mr. Talarico is eligible to earn annual bonuses awarded at the discretion of the Compensation Committee and approved by the Board of Directors. To be eligible for a bonus for a particular year, Mr. Talarico must be employed by the Company on the last day of the calendar year for which the bonus is earned, unless his employment ceased due to death, “disability” or a “change in control” of the Company. In the event of death or disability, the Compensation Committee may recommend payment of a pro-rated portion of any bonus it may otherwise have recommended if Mr. Talarico’s employment had continued through the year. In the event of a change in control, the Compensation Committee will determine the bonus to be awarded for the year in which the change in control occurs, if any, which would be payable within sixty days after the change in control. While the agreement provides that Mr. Talarico will be eligible to participate in the Company’s various stock plans, it does not specify any minimum number of options to be awarded to him during the term of the agreement.

The agreement contains restrictive covenants prohibiting Mr. Talarico from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

Either party may terminate the agreement upon 180 days written notice to the other. In addition, Mr. Talarico’s employment agreement will terminate as a result of his death, disability or termination for cause.

The agreement provides for payment of post-termination compensation should Mr. Talarico’s employment by the Company be terminated without cause or in conjunction with or within one year after a change in control of the Company occurs. Payments may also be due to Mr. Talarico in the event employment ceases due to death or disability.

If his employment by the Company is terminated without cause or is terminated in conjunction with or within one year after a change in control of the Company occurs:

• Mr. Talarico will be entitled to receive semi-monthly severance payments equal to the semi-monthly base salary payment he was receiving when he was terminated for a of one-year period following the termination;

•all of his unvested stock options will become fully vested; and

• he will have the right to convert each of his stock options into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted.

Mr. Talarico may exercise the stock appreciation rights at any time prior to the final expiration date of his options; these rights are not subject to forfeiture based on his termination prior to such expiration date. In addition, Mr. Talarico’s options will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Talarico’s employment in connection with a change of control of the Company.

Mr. Praskach’s Employment Agreement

In June 2000, the Company entered into an employment agreement with Mr. Praskach, which was subsequently amended in February 2001, December 2004 and July 2005. The term of the agreement commenced June 23, 2000 and, as amended, will continue through June 23, 2010. The agreement permits but does not require annual merit increases to salary. On March 1, 2006, the Board of Directors increased Mr. Praskach’s salary to $150,000, effective as of January 1, 2006. On February 13, 2007, the Board of Directors implemented a $4,500 increase in his annual salary to $154,500, effective as of January 1, 2007.

Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company’s stock plans. The agreement does not specify any minimum number of options to be awarded to him during the term of the agreement.

The agreement contains restrictive covenants prohibiting Mr. Praskach from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of eighteen months after termination or the end of the employment term.

Either party may terminate the agreement upon 14 days written notice to the other. In addition, Mr. Praskach’s employment agreement will terminate as a result of his death, disability or termination for cause.

If his employment by the Company is terminated without “cause” or terminated in conjunction with or within one year after a “change in control” of the Company occurs, Mr. Praskach will receive semi-monthly severance payments equal to the semi-monthly base salary payment he was receiving when terminated until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment. Upon the occurrence of a change of control, all of Mr. Praskach’s outstanding unvested options become fully vested. In addition, if his employment is terminated, voluntarily or involuntary, with or within a year of a change of control, Mr. Praskach also will have the right to convert each of his options into the right to receive cash in an amount equal to the difference between the fair market value of the stock on the date the right is exercised and the exercise price of the option from which the right was converted. The rights may be exercised at any time prior to the final expiration date of Mr. Praskach’s options, notwithstanding the expiration of the options based on Mr. Praskach’s termination prior to such expiration date. Mr. Praskach’s options will automatically convert into such rights immediately prior to the day such options would otherwise terminate based on termination of Mr. Praskach’s employment.

Potential Payments Upon Termination or Change-in-Control

The tables below outline the potential payments to Mr. Talarico and Mr. Praskach upon the occurrence of certain termination triggering events, assuming termination on December 31, 2006. For the purposes of the table, below are the standard definitions for the various types of termination as set forth in their employment agreements.

“Cause” means:

(i) dishonest, fraudulent or illegal conduct;

(ii) misappropriation of Company funds;

(iii) conviction of a felony;

(iv) excessive use of alcohol;

(v) use of controlled substances or other addictive behavior;

(vi) unethical business conduct;

(vii) breach of any statutory or common law duty of loyalty to the Company; and

(viii) action by the executive which is prejudicial or injurious to the business or goodwill of the Company or a material breach of the agreement.

“Change in Control” means as a sale of all or substantially all of the Company's assets, a merger in which the Company is not the surviving corporation or when a person or group, other than the stockholders of the Company as of January 1, 2001, owns or controls 40% or more of the outstanding common stock.

“Disability” means disability, either physical or mental (as determined by the Company’s physician), which may reasonably be anticipated to render the executive unable to perform his duties for at least three months in the case of Mr. Talarico and six months in the case of Mr. Praskach.

Post-Termination Payments due to Richard W. Talarico

Post-Termination Payments Due to Richard W. Talarico	Severance Payments ($)		Bonus ($) (2)	Stock Appreciation Rights ($) (3)	Total ($)
Termination reason::
Without cause	$185,000	(1)	$20,000	$21,000	$226,000
Change-in-control	$185,000	(1)	$20,000	$21,000	$226,000
Death	$-0-		$20,000	$-0-	$20,000
Disability	$-0-		$20,000	$-0-	$20,000
For cause	$-0-		$-0-	$-0-	$-0-

(1)	Based on Mr. Talarico’s 2006 salary. Severance payments will be paid semi-monthly over a one-year period following termination without cause or due to a change-in-control of the Company. Mr. Talarico is entitled to continuation of coverage under the Company’s group health plan during the period of his severance payments. However, Mr. Talarico did not participate in the Company’s group benefit plans during 2006. As of December 31, 2006, there would be no cost associated with continuation of coverage.
(2)	Assumes employment ceased on December 31, 2006 due to the reason indicated. Although the Board of Directors had not approved the bonus for 2006 as of the assumed termination date, the Board of Directors could award a discretionary bonus. For purposes of this table, it is assumed that the Board awarded a bonus in the amount of $20,000, which is the amount of the 2006 bonus actually awarded by the Board in early 2007.
(3)	Assumes employment ceased on December 31, 2006 due to the reason indicated. Termination of Mr. Talarico’s employment without cause or related to a change-in-control would result in the immediate vesting of any outstanding but unvested stock options and conversion of stock options to stock appreciation rights. Based on the December 31, 2006 market price of $0.46 per share, payment would be due for 100,000 in-the-money stock appreciation rights with an exercise price of $0.25 per share. Mr. Talarico would be entitled to payment for the value of the stock appreciation rights at a rate of $0.21 for each right.

Post-Termination Payments due to Dean C. Praskach

Post-Termination Payments Due to Dean C. Praskach	Severance Payments ($)		Stock Appreciation Rights ($) (2)	Total ($)
Termination reason::
Without cause	$150,000	(1)	$5,250	$155,250
Change-in-control	$150,000	(1)	$5,250	$155,250
For cause	$-0-		$-0-	$-0-

(1)	Based on Mr. Praskach’s 2006 salary. Severance payments will be paid semi-monthly over a maximum of a one-year period following termination without cause or due to a change-in-control of the Company. The table shows the maximum severance payment that may be paid. The Company’s obligation for severance payments will end earlier if Mr. Praskach obtains other full-time employment. Mr. Praskach would not be entitled to continuation of health, dental and vision benefits at the Company’s expense while severance payments are being made.
(2)	Assumes employment ceased on December 31, 2006 due to the reason indicated. Termination of Mr. Praskach’s employment without cause or related to a change-in-control would result in the immediate vesting of any outstanding but unvested stock options and conversion of stock options to stock appreciation rights. Based on the December 31, 2006 market price of $0.46 per share, payment would be due for 25,000 in-the-money stock appreciation rights with an exercise price of $0.25 per share. Mr. Talarico would be entitled to payment for the value of the stock appreciation rights at a rate of $0.21 for each right.

Director Compensation

Non-employee directors of the Company receive $2,500 for each Board of Directors’ meeting attended. Directors of the Company who are also employees do not receive additional compensation for attendance at Board meetings. All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board meetings. At the commencement of each year of service, each non-employee director is entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant. The options vest on the first anniversary of the date of the grant if the individual is serving as a director on that date. See the footnote to the table below for additional information regarding 2005 and 2006 grants of options to the directors.

Mr. Talarico, our Chairman, Chief Executive Officer and President receives no compensation for his services as a director because he is an employee of the Company. The compensation received by Mr. Talarico as an employee of the Company is shown in the Summary Compensation Table on page 105.

Director Compensation Table

The following table provides information concerning the compensation received by our non-employee directors during 2006. During 2006, we did not compensate our non-employee directors through any form of compensation other than cash and stock options. Therefore, columns for other types of compensation have been omitted from the table below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Brian K. Blair	$10,000	$2,500	$12,500
Anthony L. Bucci	$7,500	$1,800	$9,300
William C. Kavan	$10,000	$2,000	$12,000
James S. Kelly	$10,000	$1,800	$11,800
Anthony C. Vickers	$10,000	$2,000	$12,500

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in 2005 and 2006. The expense included in the table represents pro-rata portions of the total expense for each grant related to the portion of the vesting period included in 2006. The total fair value of the option grants are being expensed over their respective one-year vesting periods. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. Assumptions used in the calculation of this amount are as follows:

Name	Grant Date	Number of Options	Exercise Price	Risk Free Interest Rate	Dividend Yield	Term of Options	Volatility Rate
Brian K. Blair	2/24/05	5,000	$0.245	3.5%	0.0%	7 years	97%
	3/1/06	5,000	$0.60	4.5%	0.0%	7 years	147%

Anthony L. Bucci	8/18/05	5,000	$0.32	4.1%	0.0%	7 years	94%
	8/17/06	5,000	$0.56	4.9%	0.0%	7 years	151%

William C. Kavan	8/18/05	5,000	$0.32	4.1%	0.0%	7 years	94%
	8/17/06	5,000	$0.56	4.9%	0.0%	7 years	151%

James S. Kelly	11/17/05	5,000	$0.51	4.5%	0.0%	7 years	79%
	11/15/06	5,000	$0.62	4.6%	0.0%	7 years	151%

Anthony C. Vickers	11/17/05	5,000	$0.51	4.5%	0.0%	7 years	79%
	11/15/06	5,000	$0.62	4.6%	0.0%	7 years	151%

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of two non-employee directors, William C. Kavan and Anthony L. Bucci.

On July 26, 2005, (1) Henry Posner, Jr. a beneficial holder of greater than five percent of the Company’s common stock, (2) Rosetta Capital Partners LP (“Rosetta”), an entity in which Thomas D. Wright, another beneficial holder of greater than five percent of the Company’s common stock, has an ownership interest, and (3) Churchill Group LLC (“Churchill”), an entity in which Mr. Kavan, a non-employee director and beneficial holder of greater than five percent of the Company’s common stock and a member of the Compensation Committee, has an ownership interest, purchased 180, 60, and 10 shares, respectively, of the Company’s Series H Redeemable Preferred Stock at a purchase price of $10,000 per share. In conjunction with their purchase of Series H preferred stock, Mr. Posner, Rosetta and Churchill also received warrants to purchase 1,800,000, 600,000, and 100,000 shares, respectively, of the Company’s common stock at $1.00 per common share. The warrants to purchase shares of the Company’s common stock expire on July 26, 2020. If the holders of at least 10% of the warrants request in writing, the Company is obligated to use its best efforts to register the shares that may be obtained through exercise of the warrants under the Securities Act. The warrant holders’ demand registration rights expire on July 26, 2010. The warrant holders also have certain piggy-back registration rights, in the event the Company requests registration of other shares, which expire on July 26, 2012. See Part II, Item 7- Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources and Notes 3 – Preferred Stock and 4 – Warrants for Common Stock included herein under Notes to Consolidated Financial Statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional information concerning the Series H preferred stock, related warrants and registration rights.

Prior to its maturity on April 15, 2005, the Company had an outstanding note payable, with interest fixed at 7% per annum, in the principal amount of $1,000,000 related to the Company’s 1996 acquisition of Allin Consulting-California. Various interests in the note were held by beneficial holders of greater than five percent of the Company’s common stock, directors and executive officers and entities related to these parties. (1) Mr. Posner, (2) Rosetta, (3) Churchill, (4) Mr. Talarico, a director, executive officer and beneficial holder of greater than five percent of the Company’s common stock and (5) Mr. Praskach, an executive officer of the Company, respectively, owned $675,000, $250,000, $41,667, $16,667 and $16,667 portions of the note payable. The principal portions of the note, along with $53,200, $19,700, $3,300, $1,300 and $1,300, respectively, of accrued interest was paid to Mr. Posner, Rosetta, Churchill, Mr. Talarico and Mr. Praskach on April 15, 2005. Interest expense related to this note was approximately $21,000 for the year ended December 31, 2005. On March 14, 2002, Mr. Posner purchased the note and all of the Company’s outstanding Series F Convertible Redeemable Preferred Stock, and related accrued interest and dividends, from Les D. Kent, the former sole shareholder of Allin Consulting-California, who was then a beneficial holder of greater than five percent of the Company’s common stock. On April 15, 2002, Mr. Posner sold portions of the purchased note and Series F preferred stock to the parties related to the Company as described above. Mr. Posner, Rosetta, Churchill, Mr. Talarico and Mr. Praskach own 675, 250, 41.67, 16.67 and 16.67 shares, respectively, of the Company’s Series F preferred stock. See Item 12—Security Ownership of Certain Beneficial Owners and Management below.

On December 29, 2000, Messrs. Kavan, Talarico, Posner and Wright, who each beneficially owns greater than five percent of the Company’s common stock, and Mr. Praskach, an executive officer of the Company, purchased 10, 10, 113, 10 and 2 shares, respectively, of the Company’s Series G Convertible Redeemable Preferred Stock at a purchase price of $10,000 per Series G preferred share. If the Company issues any shares of common stock upon conversion of the Series G preferred stock, the holders of such shares, including Messrs. Kavan, Talarico, Posner, Wright and Praskach, will have certain piggy-back registration rights in the event the Company requests registration of other shares of common stock under the Securities Act. The holders’ piggy-back registration rights expire on December 29, 2007. See Item 12—Security Ownership of Certain Beneficial Owners and Management, Part II, Item 7- Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 3 – Preferred Stock included herein under Notes to Consolidated Financial Statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional information concerning the Series G preferred stock.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table presents certain information as of March 19, 2007 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company. The table includes information for each person or entity who is known to the Company to beneficially own more than five percent of the outstanding common stock and/or Series G preferred stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Henry Posner, Jr. 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	7,040,658	(3)	54.8%	113	75.3%

James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,577,816	(4)	20.1%	—	—

Thomas D. Wright 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	1,474,828	(5)	16.9%	10	6.7%

David S. Ritchie 26 Princess Street, Second Floor Wakefield, MA 01880	552,160	(6)	7.1%	—	—

William C. Kavan 117 Brixton Road Garden City, NY 11530	540,403	(7)	6.6%	10	6.7%

Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	521,617	(8)	6.3%	10	6.7%

(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, the Series G preferred stockholders will vote together with the holders of the common stock as a single class.
(2)	The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act. The percentage calculations assume, on a stockholder by stockholder basis, that each stockholder has converted all securities he owned that are convertible into common stock at the option of the holder currently or within 60 days of March 19, 2007, but that none of the other stockholders has converted similar securities. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of Series G preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. However, the aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of Series G preferred stock does reflect cumulative fractional shares, but excludes any remaining fractional share. Warrants issued in July 2005 in connection with the issuance of Series H Redeemable Preferred Stock may be exercised to purchase common stock at $1.00 per common share, until the expiration of the warrants on July 26, 2020. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities.

(3)	The number of common shares in the table includes 1,911,087 shares held by Mr. Posner and 101,000 shares held in a trust and a family foundation of which Mr. Posner and his wife are trustees. Mr. Posner shares voting and investment power for the shares held in the trust and family foundation. The table does not include 1,000 shares owned by Mr. Posner's wife. However, the table does include 1,800,000 shares of common stock which Mr. Posner may acquire by exercise of his warrants. Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock. The table includes 3,228,571 shares of common stock that he may acquire by converting his Series G preferred stock.
(4)	The number of common shares in the table includes 1,542,816 shares of common stock held by Mr. Kelly and 35,000 shares of common stock which he may acquire by exercise of his options.
(5)	The number of common shares in the table includes 535,781 shares of common stock held by Mr. Wright and 53,333 shares held by Rosetta Capital Partners LP (“Rosetta”). Mr. Wright holds a partnership interest in Rosetta. The table does not include 174,000 shares held by Mr. Wright’s wife, 5,000 shares in her own name and 169,000 shares as trustee for various trusts. The table includes 600,000 shares of common stock which Rosetta may acquire by exercise of warrants it holds. Mr. Wright owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock.
(6)	The number of common shares in the table was reported in Schedule 13D/A filed with the SEC on February 16, 2007. The report indicated that David S. Ritchie directly beneficially owns 562,160 shares of common stock. Mr. Ritchie has sole voting and dispositive power for these shares. The table does not include 286,956 shares which Mr. Ritchie transferred to a trust for the benefit of his children, and for which Mr. Ritchie’s wife is a trustee. Mr. Ritchie disclaims beneficial ownership of the shares transferred to the trust.
(7)	The number of common shares in the table includes 110,800 shares of common stock held by Mr. Kavan and 8,889 shares held by Churchill Group LLC (“Churchill”). Mr. Kavan holds an ownership interest in Churchill. The table includes 35,000 shares of common stock which Mr. Kavan may acquire by exercising options he holds and 100,000 shares of common stock which he may acquire by exercising warrants held by Churchill. Mr. Kavan owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock.
(8)	The number of common shares in the table includes 130,903 shares of common stock held by Mr. Talarico. The table includes 105,000 shares of common stock which may be acquired by exercise of options. Mr. Talarico owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock.

Security Ownership of Management

The following table presents certain information as of March 19, 2007 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by (i) each director and named executive and (ii) all directors and executive officers as a group. Each named executive and some of the directors also beneficially own shares of one or more series of non-voting preferred stock of the Company. Information as to their ownership is given in the notes to the table. Except as indicated, the persons named have sole voting and investment power with respect to all shares indicated as being beneficially owned by them. All percentages are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	521,617	(3)	6.3%	10	6.7%

Dean C. Praskach 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	95,698	(4)	1.2%	2	1.3%

Brian K. Blair 2498 Monterey Court Weston, FL 33327	179,570	(5)	2.3%	—	—

Anthony L. Bucci 4 Station Square Suite 500 Pittsburgh, PA 15219	38,500		*	—	—

William C. Kavan 117 Brixton Road Garden City, NY 11530	540,403	(6)	6.6%	10	6.7%

James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,577,816		20.1%	—	—

Anthony C. Vickers 1336 Via Romero Palos Verdes Estates, CA 90274	35,000		*	—	—

All directors and executive officers, as a group (7 persons) (7)	2,988,604	(8)	34.1%	22	14.7%

*	Less than one percent
(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)	The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act. The percentage calculations assume, on a stockholder by stockholder basis, that each stockholder has converted all securities he owned that are convertible into common stock at the option of the holder currently or within 60 days of March 19, 2007, and that none of the other stockholders has converted similar securities. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 19, 2007 had been exercised as follows:

•	Mr. Talarico – 105,000 shares

•	Mr. Praskach – 35,000 shares

•	Mr. Blair – 35,000 shares

•	Mr. Bucci – 35,000 shares

•	Mr. Kavan – 35,000 shares

•	Mr. Kelly – 35,000 shares

•	Mr. Vickers – 35,000 shares

•	All directors and executive officers as a group – 315,000 shares

The number of shares of the Company’s outstanding common stock held directly by directors and executive officers is as follows:

•	Mr. Talarico – 130,903 shares

•	Mr. Praskach – 3,555 shares

•	Mr. Blair – 144,570 shares

•	Mr. Bucci – 3,500 shares

•	Mr. Kavan – 110,800 shares

•	Mr. Kelly – 1,542,816 shares.

Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of Series G preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. The aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of the Series G preferred stock does reflect cumulative fractional shares, but excludes any remaining fractional share. Warrants issued in July 2005 in connection with the issuance of the Series H Redeemable Preferred Stock may be exercised to purchase common stock at $1.00 per common share, until the expiration of the warrants on July 26, 2020. Shares of Series C Redeemable Preferred Stock, Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series H Redeemable Preferred Stock are not convertible into shares of common stock. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities other than options for which information is given above in this footnote.

(3)	Mr. Talarico owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock. Mr. Talarico also owns 588, 300 and 16.66 shares, respectively, of Series C, D and F preferred stock, representing 2.4%, 10.9% and 1.7%, respectively, of the Series C, D and F preferred stock outstanding.
(4)	Mr. Praskach owns 2 shares of Series G preferred stock, representing 1.3% of the Series G preferred stock outstanding. The table includes 57,143 shares of common stock that he may acquire by converting his Series G preferred stock. Mr. Praskach also owns 16.67 shares of Series F preferred stock, representing 1.7% of the Series F preferred stock outstanding.
(5)	Mr. Blair has pledged 25,000 of these shares as collateral for a promissory note of a business in which he is a principal. There is no expectation that the promissory note may be repaid by foreclosure or other recourse to the shares of Allin common stock.
(6)	The common shares in the table include 8,889 shares held by Churchill Group LLC (“Churchill”). Mr. Kavan holds an ownership interest in Churchill. The table includes 100,000 shares of common stock which may be acquired by exercise of warrants held by Churchill. Mr. Kavan owns 10 shares of Series G preferred stock, representing 6.7% of the Series G preferred stock outstanding. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock. Mr. Kavan also owns 12,000 shares of Series C preferred stock, representing 48.0% of the Series C preferred stock outstanding, and 750 shares of Series D preferred stock, representing 27.3% of the Series D preferred stock outstanding. Churchill owns 41.67 shares of Series F preferred stock, representing 4.2% of the Series F preferred stock outstanding, and 10 shares of the Series H preferred stock, representing 4.0% of the Series H preferred stock outstanding.
(7)

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

(8)	Except as otherwise disclosed above, no directors or current executive officers have pledged shares of Allin common stock pursuant to any loan or arrangement.

Equity Compensation Plan Information as of December 31, 2006

The Company has four plans in place under which options to purchase a total of 961,650 shares of the Company’s common stock were outstanding as of December 31, 2006. The Company’s 1996 Stock Plan was approved by the Company’s Board of Directors on October 25, 1996, prior to the initial public offering of the Company’s common stock on November 6, 1996. In 1997, 1998 and 2000, the Company’s Board of Directors and stockholders approved the 1997, 1998 and 2000 Stock Plans, respectively. The four plans enable the Company to issue stock options, stock appreciation rights, restricted stock and restricted units to the Company’s officers, employees, non-employee directors, consultants and advisors. Among the Company’s outstanding common shares are 18,501 shares originally issued in 1996 under the 1996 Stock Plan as restricted stock. The restrictions on these shares lapsed in 1999. All other grants to date under the plans have been in the form of stock options. See Note 5 – Share-Based Payment in the Notes to Consolidated Financial Statements contained in Part II, Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the Company’s stock plans, including descriptions of the material features of the plans.

The following table includes information, as of December 31, 2006, regarding the existing compensation plans under which securities which may be exchanged for the Company’s common stock are authorized to be issued to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	813,706	$0.83	156,294

Equity Compensation Plans Not Approved by Security Holders	147,944	$2.01	99,555

Total	961,650	$1.01	255,849

Under their employment agreements with the Company, the Company’s principal executive officers hold certain stock appreciation rights related to 261,250 of the Company’s outstanding stock options which were held by them as of December 31, 2006 and are included in the table above. These rights have not been approved by the Company’s stockholders. See Item 11 – Executive Compensation above for information concerning these rights.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Review of Related Person Transactions

As set forth in its charter, the Audit Committee is responsible for reviewing and approving all related-party transactions that would require disclosure in the Company’s proxy statement and/or other periodic reports. The threshold for related-party transactions requiring disclosure is transactions in excess of $120,000. Management is responsible for determining whether a transaction is a related-party transaction that requires review by the Audit Committee. Transactions that fall within this category will be referred to the Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interests of the Company. If the Company becomes aware of an existing related-party transaction which has not been approved by the Audit Committee, the matter will be referred to the Committee. The Committee will evaluate all options available, including ratification, revision or termination of such transaction.

Of the related party transactions described below, the lease arrangements for the Company’s Pittsburgh office were reviewed and approved by the Audit Committee, as required. The Audit Committee did not review the arrangements described below under Services and Products Provided to Related Parties, as the sales did not exceed the threshold for which review is required.

Related Person Transactions

Lease

The Company rents office space for its Pittsburgh operations from Executive Office Associates (“EOA”). Henry Posner, Jr., a beneficial holder of greater than five percent of the Company’s common stock, and two of Mr. Posner's sons and his spouse each own an indirect equity interest in EOA. During August 2006, the Company entered into a new five-year lease for the Pittsburgh office space. The Company had previously rented the space under a month-to-month arrangement since 2002. Minimum remaining lease commitments for the Pittsburgh office space are $208,000 per year from 2007 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Aggregate rental payments under the current arrangement were $166,000 for the year ended December 31, 2006. Management believes rental payments under the current lease are on terms as favorable to the Company as could have been obtained from an unrelated party and reflect real estate market conditions as of mid 2006, when the current arrangement was entered.

Services and Products Provided to Related Parties

During the fiscal year ended December 31, 2006, Allin Network provided technology infrastructure consulting services to The Hawthorne Group, Inc. (“Hawthorne”). Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company’s common stock, is an officer of Hawthorne. Mr. Posner, two of Mr. Posner’s sons, and Thomas D. Wright, a beneficial holder of greater than five percent of the Company’s common stock, are shareholders of Hawthorne. Fees charged Hawthorne for the consulting services were $32,000 for the fiscal year ended December 31, 2006. Allin Network also sold less than $1,000 of computer hardware and networking equipment to Hawthorne during the fiscal year ended December 31, 2006. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

During the fiscal year ended December 31, 2006, Allin Network provided technology infrastructure consulting services and Allin Consulting-Pennsylvania provided business process consulting services to Business Records Management, Inc. (“BRM”). Mr. Wright is a shareholder of BRM. Fees charged BRM for the consulting services were $13,000 by Allin Network and $46,000 by Allin Consulting-Pennsylvania, respectively, for the fiscal year ended December 31, 2006. Also during the fiscal year ended December 31, 2006, Allin Network sold $2,000 of computer hardware and networking equipment and Allin Consulting-Pennsylvania sold $7,000 of computer software to BRM. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

See Compensation Committee Interlocks and Insider Participation under Item 11 – Executive Compensation—and Note 13 – Related Party Transactions—included in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data for additional information on transactions with related parties.

Director Independence

The Board of Directors consists of six members all of whom are “independent” as defined under applicable rules of the Securities and Exchange Commission (the “SEC”) and NASDAQ rules, except for Mr. Talarico who also serves as the Company’s Chief Executive Officer and President. For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In its determination of the independence of non-employee directors, the Board considered the relationships of Mr. Kavan described under the caption Compensation Committee Interlocks and Insider Participation under Item 11 – Executive Compensation of this Report on Form 10-K.

All members of the Audit and Compensation Committees must be independent directors under NASDAQ rules. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. In addition, under SEC rules, an audit committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. James S. Kelly, a member of our Audit Committee, did not fall within the safe harbor position of SEC Rule 10A-3(e)(1)(ii)(A) promulgated under the Exchange Act because he owned 22.4% of the outstanding common stock of the Company at the time of the determination. This safe harbor position provides that a person holding 10% or less of a class of voting equity securities of an issuer will not be deemed to be an affiliate of the issuer, but does not create a presumption that a person exceeding that ownership percentage is an affiliate.

Under NASDAQ rules, all members of the Nominating Committee must be independent or a majority of independent directors must select, or recommend for the Board’s selection, director nominees. The Company has no standing nominating committee, and all members of the Board participate in the consideration of director nominees, including Mr. Talarico who is not independent as noted above.

Item 14 - Principal Accountant Fees and Services

Malin, Bergquist & Company, LLP (“MB & Co.”) has served as independent auditors for the Company since May 29, 2003, when the Audit Committee of the Company’s Board of Directors approved their engagement.

Audit Fees

Aggregate audit fees billed by the Company’s independent auditors were $66,000 and $52,500 for the years ended December 31, 2006 and 2005, respectively. During the fiscal year ended December 31, 2006, MB & Co. billed the Company $49,500 for audit services for the 2005 fiscal year, including review of the Company’s annual regulatory filing, and progress billed the Company $16,500 for audit services for the 2006 fiscal year including review services for the first three fiscal quarters of 2006 and review of related regulatory filings. During the fiscal year ended December 31, 2005, MB & Co. billed the Company $39,000 for audit services for the 2004 fiscal year, including review of the Company’s annual regulatory filing, and progress billed the Company $13,500 for audit services for the 2005 fiscal year, including review services for the first three fiscal quarters of 2005 and review of related regulatory filings. MB & Co.’s proposed aggregate fees for audit services are $63,000 for each of the 2006 and 2005 fiscal years, including quarterly review services and review of related regulatory filings. The portion of aggregate audit fees for the 2006 fiscal year that was unbilled as of December 31, 2006, $46,500, is expected to be billed in 2007.

Audit-Related Fees

Audit-related fees billed by the Company’s independent auditors during the year ended December 31, 2006 were $5,000 for audit services for the Company’s defined contribution retirement plan for the 2005 plan year. Audit-related fees billed by MB & Co. during the year ended December 31, 2005 were $50,000, including $10,000 for audit services for the Company’s defined contribution retirement plan for the 2003 and 2004 plan years and $40,000 for audit services for CodeLab’s 2003 and 2004 fiscal years. MB & Co. performed audit services for the Company’s defined contribution retirement plan for the 2003 plan year during 2004, and provided audit services for the 2004 plan year during 2005. However, MB & Co. did not bill the proposed fees of $5,000 for the 2003 plan year services until 2005. The proposed fees of $5,000 for the 2004 plan year services were also billed in 2005. MB & Co. has proposed fees for audit services for the retirement plan of $5,000 for the 2006 plan year. It is anticipated that these services will be provided and related fees will be billed during 2007. Upon the Company’s acquisition of CodeLab in July 2005, the Audit Committee of the Company’s Board of Directors engaged MB & Co. to perform audit services for CodeLab’s two preceding annual fiscal periods, the years ended December 31, 2003 and 2004. The audit services related to CodeLab were performed in 2005.

Tax Fees

Aggregate tax fees billed by the Company’s independent auditors were $24,900 and $10,500 during the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, MB & Co. billed $14,000 for tax compliance services relating to the 2005 fiscal year, $5,200 for tax compliance services relating to CodeLab’s operations for the portion of 2005 prior to its acquisition by the Company, and $5,700 for updating the Company’s financial information for the earnings and profits basis of tax reporting. During the year ended December 31, 2005, MB & Co. billed the Company for tax compliance services relating to the 2004 fiscal year.

All Other Fees

During the fiscal years ended December 31, 2006 and 2005, respectively, MB & Co. billed the Company $500 and $2,700 for review of planning and documentation prepared by the Company in preparation for the internal control reporting requirements of the Sarbanes-Oxley Act of 2002.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a) 1. Financial Statements—See Part II, Item 8 hereof on page 58.

The financial statements include the following:

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statements of Operations for the fiscal years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2004, 2005 and 2006

      2. Financial Statement Schedule and Auditor’s Report

Schedule I—Condensed financial information of registrant

This schedule is not applicable.

Schedule II—Valuation and qualifying accounts

See Schedule II on page Sch. II-A.

The auditors’ report of Malin, Bergquist & Company, LLP with respect to the Financial Statement Schedule information for the years ended December 31, 2004, 2005 and 2006 is included with their report on the Company’s financial statements located at page 97.

3.	Exhibits

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation's Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	1996 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

Exhibit Number	Description of Exhibit (1)
10.3	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K filed on October 9, 1998)

10.4*	1998 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.5	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

10.6*	2000 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8*	Amendment to Employment Agreement dated February 13, 2001 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.9	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

10.12	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14*	Employment Agreement dated January 10, 2002 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

Exhibit Number	Description of Exhibit (1)
10.16	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.18	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.18 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.19	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.19 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.20*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.20 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.21	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.22	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.23	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2004)

10.24*	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

10.25*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.26*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.27*	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

Exhibit Number	Description of Exhibit (1)
10.28*	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005 (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.29*	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.30	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.31	Fourth Amendment to Note and Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.32	Fifth Amendment to Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.33	Sixth Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.34	Change in Terms Agreement between Allin Corporation and S&T Bank (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.35*	Summary of Annual Base Salaries for Executive officers of Allin Corporation Effective January 1, 2006 (incorporated by reference to Exhibit 10.35 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2005)

10.36*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2005 (incorporated by reference to Exhibit 10.36 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2005)

10.37*	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

10.38*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2006 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004 (incorporated by reference to Exhibit 14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of Allin Corporation

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

Exhibit Number	Description of Exhibit (1)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

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

March 30, 2007

ALLIN CORPORATION

By:	/s/ Richard W. Talarico
Richard W. Talarico
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Richard W. Talarico	Chairman of the Board, Chief Executive Officer and President(Principal Executive Officer)	March 30, 2007
Richard W. Talarico

/s/ Dean C. Praskach	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007
Dean C. Praskach

/s/ Brian K. Blair	Director	March 30, 2007
Brian K. Blair

/s/ Anthony L. Bucci	Director	March 30, 2007
Anthony L. Bucci

/s/ William C. Kavan	Director	March 30, 2007
William C. Kavan

/s/ James S. Kelly	Director	March 30, 2007
James S. Kelly.

/s/ Anthony C. Vickers	Director	March 30, 2007
Anthony C. Vickers

Schedule II

ALLIN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)	Balance at Beginning of Period	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Period
Valuation allowance on deferred tax asset	$8,220	—	—	88	$8,132
Allowance for doubtful accounts receivable	48	—	36	4	80

Year ended December 31, 2004	$8,268	$—	$36	$92	$8,212

Valuation allowance on deferred tax asset	$8,132	—	143	—	$8,275
Allowance for doubtful accounts receivable	80	60	31	56	115

Year ended December 31, 2005	$8,212	$60	$174	$56	$8,390

Valuation allowance on deferred tax asset	$8,275	—	—	1,310	$6,965
Allowance for doubtful accounts receivable	115	58	—	53	120

Year ended December 31, 2006	$8,390	$58	$—	$1,363	$7,085

Schedule II-A

Exhibit Index

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation's Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Communications Corporation’s Report on Form 10-Q for the period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	1996 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation's Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

Exhibit Number	Description of Exhibit (1)
10.3	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K filed on October 9, 1998)

10.4*	1998 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

10.5	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

10.6*	2000 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8*	Amendment to Employment Agreement dated February 13, 2001 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.9	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

10.12	First Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Second Amendment to Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.14*	Employment Agreement dated January 10, 2002 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.15	Third Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

Exhibit Number	Description of Exhibit (1)
10.16	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.17	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.18	Fourth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.18 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.19	Fifth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.19 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.20*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.20 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.21	Sixth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.22	Seventh Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.23	Eighth Amendment to Interactive Television System Agreement dated February 21, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2004)

10.24*	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

10.25*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.26*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.27*	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

Exhibit Number	Description of Exhibit (1)
10.28*	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005 (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.29*	Summary of Stock Options Granted to Executive Officers of Allin Corporation on July 7, 2005 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.30	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.31	Fourth Amendment to Note and Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.32	Fifth Amendment to Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.33	Sixth Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.34	Change in Terms Agreement between Allin Corporation and S&T Bank (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.35*	Summary of Annual Base Salaries for Executive officers of Allin Corporation Effective January 1, 2006 (incorporated by reference to Exhibit 10.35 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2005)

10.36*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2005 (incorporated by reference to Exhibit 10.36 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2005)

10.37*	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

10.38*	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2006 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004 (incorporated by reference to Exhibit 14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of Allin Corporation

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

Exhibit Number	Description of Exhibit (1)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.