Form 10-Q
period 2007-03-31
ALLIN CORP
filed 2007-05-15
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Stock, $0.01 par value per share	7,828,981 shares

Allin Corporation

Form 10-Q

Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” and “our” refer to Allin Corporation and its subsidiaries.

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A—Risk Factors as well as throughout Part I, Item 1A – Risk Factors included in Allin Corporation’s Report on Form 10-K for the year ended December 31, 2006. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2006	March 31, 2007
	(See Note 1)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$369	$298
Accounts receivable, net of allowance for doubtful accounts of $120 and $124	4,174	6,745
Unbilled services	66	57
Current portion of note receivable from employee	3	3
Inventory	183	190
Prepaid expenses	312	242
Costs and estimated gross margins in excess of billings	7	—
Current portion of deferred income tax asset	835	835

Total current assets	5,949	8,370

Property and equipment, at cost:
Leasehold improvements	473	474
Furniture and equipment	1,296	1,363

	1,769	1,837
Less—accumulated depreciation	(1,580)	(1,611)

	189	226

Other assets:
Non-current portion of note receivable from employee	3	2
Non-current portion of deferred income tax asset	280	277
Software development costs	526	687
Goodwill, net of accumulated amortization of $3,742	4,961	5,175
Other intangible assets, net of accumulated amortization of $1,475 and $1,542	1,327	1,260

Total assets	$13,235	$15,997

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2006	March 31, 2007
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$—	$865
Accounts payable	1,133	999
Accrued liabilities:
Compensation and payroll taxes	261	365
Current portion of dividends on preferred stock	141	137
Other	169	198
Customer deposits	142	113
Billings in excess of costs and estimated gross margins	1,062	1,082
Deferred revenue	323	1,405
Income taxes payable	15	13
Accrued acquisition consideration	1,602	1,809

Total current liabilities	4,848	6,986

Non-current portion of dividends on preferred stock	3,344	3,516

Total liabilities	8,192	10,502

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 7,828,981 shares	78	78
Additional paid-in-capital	38,108	37,768
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(42,349)	(41,557)

Total shareholders’ equity	5,043	5,495

Total liabilities and shareholders’ equity	$13,235	$15,997

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Revenue:
Consulting services	$3,565	$4,425
Systems integration	788	1,285
Information system product sales	311	205
Other services	355	265

Total revenue	5,019	6,180

Cost of sales:
Consulting services	1,345	1,710
Systems integration	369	658
Information system product sales	233	154
Other services	191	208

Total cost of sales	2,138	2,730

Gross profit:
Consulting services	2,220	2,715
Systems integration	419	627
Information system product sales	78	51
Other services	164	57

Total gross profit	2,881	3,450

Selling, general & administrative expenses:
Depreciation and amortization	100	102
Gain on disposal of assets	—	(1)
Other selling, general & administrative expenses	2,414	2,518

Total selling, general & administrative expenses	2,514	2,619

Income from operations	367	831

Interest expense	1	11

Income before provision for income taxes	366	820

Provision for income taxes	1	28

Net income	365	792

Dividends on preferred stock	280	348

Net income attributable to common shareholders	$85	$444

Earnings per common share - basic	$0.01	$0.06

Earnings per common share - diluted	$0.01	$0.04

Weighted average shares outstanding - basic	7,467,339	7,828,981

Weighted average shares outstanding - diluted	11,933,339	12,283,018

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	365	792
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	100	102
Gain from disposal of assets	—	(1)
Provision for deferred income taxes	—	3
Provision for uncollectible accounts receivable	17	3
Fair value expense for stock options	6	8
Changes in certain assets and liabilities:
Accounts receivable	(1,982)	(2,574)
Unbilled services	59	9
Inventory	(8)	(7)
Prepaid expenses	38	70
Costs and estimated gross margins in excess of billings	(297)	7
Software development costs	(91)	(161)
Accounts payable	5	(134)
Accrued compensation and payroll taxes	44	104
Other accrued liabilities	42	50
Customer deposits	(27)	(29)
Billings in excess of costs and estimated gross margins	219	20
Deferred revenue	707	1,082
Income taxes payable	—	(2)

Net cash flows used for operating activities	(803)	(658)

Cash flows from investing activities:
Proceeds from sale of assets	—	1
Capital expenditures	(33)	(71)
Acquisition of businesses	(23)	(29)

Net cash flows used for investing activities	(56)	(99)

Cash flows from financing activities:
Repayment of loan to employee	1	1
Net borrowing (repayment) on line of credit	150	865
Payment of dividends on preferred stock	(165)	(180)

Net cash flows (used for) provided by financing activities	(14)	686

Net change in cash and cash equivalents	(873)	(71)
Cash and cash equivalents, beginning of period	1,531	369

Cash and cash equivalents, end of period	658	298

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three-month periods ended March 31, 2006 and 2007 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2005 and 2006, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2006. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Goodwill and Other Intangible Assets, 6—Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statement of Cash Flows for the three-month period ended March 31, 2006 reflects a reclassification to the statement as originally reported to conform the prior period information to the current presentation. The increase in the allowance for doubtful accounts receivable recorded by the Company is now shown as an adjustment to reconcile net loss to net cash flows from operating activities. In the previous presentation, the increase in the allowance for doubtful accounts had been netted with the change in accounts receivable shown under changes in certain assets and liabilities. There are no changes to the net cash flows used by operating activities or the net change in cash and cash equivalents for the three-month period ended March 31, 2006.

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

Other Services

The Company has a small number of engagements under which technical resources are provided to customers on an outsourced basis. The Company recognizes revenue for these engagements in a similar manner as discussed above for time-based consulting services. Other services revenue also results from software license fees, website hosting and archival fees, contractual commissions, placement fees and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged. The standard hourly cost rates for salaried consultants, who represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and then adding a burden percentage estimate for payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is the hourly rate plus a burden percentage. The Company also utilizes independent contractors for customer projects and records labor costs at their respective hourly rates. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and under service contracts where fixed amounts of revenue are recognized on a pro-rata basis over specified time periods. The Company uses incurred labor to expected total project labor as the basis for recognition of labor cost of sales where revenue is recognized on a proportional performance basis. The aggregate of project labor charges at standard hourly cost rates and estimated burden is utilized as incurred labor cost.

The Company follows contract accounting in recording cost of sales for systems integration projects involving significant software modification. The Company applies project cost of sales for computer hardware, software, equipment and other costs in a manner consistent with the basis for recognition of revenue on the project, percentage of completion or completed contract. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, cost of sales is recognized upon completion of the project.

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

The Company recognizes cost of sales for its outsourced resource engagements in a similar manner as discussed above for time-based practice area consulting services. Other services cost of sales also results from operations such as website hosting and archival. Other services cost of sales is recognized for out-of-pocket costs associated with the performance of consulting and systems integration engagements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related payroll taxes, benefits and workers compensation for the Company’s executive management, practice area management, sales, marketing, financial and administrative employees. Selling, general and administrative expenses also reflect the portion of consulting staff time not associated directly with customer projects. Such time for consultants includes education and training, technical

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

evaluation of customer requests for proposal and assistance with project proposal preparation. Selling, general and administrative expenses include the cost for paid time off for all employees. Other significant selling, general and administrative expenses include professional legal, accounting and consulting services, rent and operating expenses for the Company’s offices, travel, entertainment, communications and insurance. Expense is recorded for any sales tax charged by vendors or use tax accrued by the Company related to purchases recorded as selling, general and administrative expense. Selling, general and administrative expenses include depreciation and amortization and any losses recognized due to impairment or disposal of assets.

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

Calculation of Basic and Diluted Earnings per Common Share	Three Months Ended March 31
Dollars in thousands, except per share data	2006	2007
Earnings per common share – basic:
Numerator:
Net income	$365	$792
Dividends on preferred stock	280	348

Net income attributable to common shareholders	$85	$444

Denominator:
Shares used in calculating basic earnings (loss) per common share	7,467,339	7,828,981
Earnings per common share – basic	$0.01	$0.06

Earnings per common share – diluted:
Numerator:
Net income	$365	$792
Dividends on preferred stock	280	348

Net income attributable to common shareholders	$85	$444

Add dividends on convertible preferred stock	44	44

Numerator for diluted EPS calculation	$129	$488

Denominator:
Weighted average common shares outstanding	7,467,339	7,828,981
Effect of outstanding stock options	180,286	168,323
Effect of convertible preferred stock	4,285,714	4,285,714

Shares used in calculating diluted net (loss) income per common share	11,933,339	12,283,018

Earnings per common share – diluted	$0.01	$0.04

Each of the Company’s 150 shares of Series G Convertible Redeemable Preferred Stock is convertible into 28,571 shares of the Company’s common stock. The exercise price of warrants outstanding exceeded the average market price of the Company’s common stock for the three-month periods ended March 31, 2006 and 2007. Accordingly, warrants were not included in the calculation of diluted EPS for those periods. Outstanding warrants to purchase common shares for which the exercise prices exceeded the respective year’s average market price of the common shares were 2,500,000 as of March 31, 2006 and 2007. The quarterly average market price of the common stock exceeded the exercise prices for 345,000 and 340,000 stock options as of March 31, 2006 and 2007, respectively. The calculations of diluted EPS for the three-month periods ended March 31, 2006 and 2007, respectively, included 180,286 and 168,323 shares related to the stock options.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2006 and March 31, 2007, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable based on the Company’s history with write offs of accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful. Bad debt expense is reflected in other selling, general and administrative expenses on the Consolidated Statements of Operations when allowances on accounts receivable are increased or when accounts written off exceed available allowances.

As of March 31, 2007, one significant customer comprised 26% of the Company’s accounts receivable. As of December 31, 2006, one significant customer comprised 11% of the Company’s accounts receivable.

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins reflect projects with related Consulting Services, Systems Integration and Other Services elements for which revenue and cost of sales are being recognized on a contract basis of accounting. For individual projects, costs and estimated gross margins in excess of billings consist of costs not yet recognized as cost of sales and estimated gross margins, net of amounts billed but not yet recognized as revenue, while billings in excess of costs and estimated gross margins consist of amounts billed but not yet recognized as revenue, net of costs which have not yet been recognized as cost of sales and estimated gross margins. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the Consolidated Balance Sheets.

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007 include capitalized software development costs of $526,000 and $687,000, respectively. Software development costs include purchased software development tools, testing equipment and the cost of Company labor incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. Costs incurred prior to the attainment of technical feasibility in 2005, consisting primarily of internal labor, were expensed. There was no expense recorded during the three-month periods ended March 31, 2006 and 2007.

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of December 31, 2006 and March 31, 2007, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Accrued Acquisition Consideration

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

The Stock Purchase Agreement entered into for the Company’s 2005 acquisition of CodeLab Technology Group, Inc. (“CodeLab”) provides for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods and if due shall be made by the Company not later than 120 days following the end of such annual period. The Company does not believe that the final amount of consideration to be paid under the terms of the Stock Purchase Agreement, even if it includes the maximum contingent consideration, is in excess of the fair value of the CodeLab equity interests received.

As of December 31, 2006, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2006 and 2007 projections, the Company believed it was highly likely that contingent consideration would be paid for the second annual period ending July 31, 2007 and that the amount could be reasonably estimated. As of December 31, 2006 and March 31, 2007, respectively, the Company’s estimate of contingent consideration to be paid for the second annual period was $1,623,000, of which $101,000 is expected to be recorded as expense for compensatory elements. Expense of $48,000 and $23,000 was included in selling, general and administrative expenses for the year ended December 31, 2006 and three-month period ended March 31, 2007 for compensatory elements for the second annual period. Expense of $30,000 is expected to be recognized from April through July 2007 for compensatory arrangements. The remainder of the estimated contingent consideration for the second annual period of $1,522,000 was regarded as additional purchase price and was recorded as goodwill as of December 31, 2006. Accrued acquisition consideration of $1,570,000 and $1,593,000 is reflected on the Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007, respectively, related to the second annual period.

The Asset Purchase Agreement entered into in 2004 under which Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) acquired certain assets owned by, and assumed certain liabilities of, Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) also provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Any contingent purchase consideration due is to be remitted to Jimary Business Systems within sixty days of the end of each such annual period. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 is

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

included in accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in January 2007. The contingent consideration for the second annual period was recorded as goodwill. As of March 31, 2007, on the basis of management’s evaluation of Allin Consulting-Pennsylvania’s operating results for December 2006 through March 2007 and projections for the remainder of the third annual period, the Company believes it is highly likely that contingent consideration will be paid for the third annual period ending November 30, 2007 and that the amount could be reasonably estimated. Accrued acquisition consideration of $214,000 is reflected on the Consolidated Balance Sheet as of March 31, 2007 related to the third annual period. The estimated contingent consideration was regarded as additional purchase price and was recorded as goodwill.

As of December 31, 2006 and March 31, 2007, respectively, the accrued acquisition consideration balances also include $3,000 and $2,000 related to Allin-Consulting-Pennsylvania’s 2004 acquisition of certain assets owned by McCrory & McDowell LLC and utilized in the operations of its Computer Resources division (“Computer Resources”).

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize in its statement of financial position an asset for the plan’s over-funded status or a liability for the plan’s under-funded status, measure plan assets and the obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

years ending after December 15, 2006 for entities with publicly traded securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 beginning January 1, 2007. Adoption of the new standard did not have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance regarding how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether material misstatement exists. SAB No. 108 indicates that both of the commonly used approaches for assessing the materiality of a current year misstatement should be evaluated. If correcting a current year misstatement would materially alter the amount of misstatement attributable to prior years, the SEC indicates the prior year financial statements should be adjusted to reflect the correction, although previously filed reports do not need to be amended. If a registrant has properly applied one of the materiality approaches in prior years and has considered all relevant qualitative factors in its materiality assessment, it may alternately recognize the cumulative effect of applying SAB No. 108 prospectively through changes to beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the first fiscal period following November 15, 2006. Implementation of SAB No. 108 did not have a material effect on its financial statements.

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

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $1,000 and $12,000 during the three-month periods ended March 31, 2006 and 2007, respectively. Cash payments for interest were $1,000 and $11,000 during the three-month periods ended March 31, 2006 and 2007, respectively. Cash payments of dividends were $165,000 and $180,000 during the three-month periods ended March 31, 2006 and 2007, respectively.

The Company’s Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2007 include cash used of $23,000 and $29,000, respectively, related to the acquisitions of Computer Resources, Jimary Business Systems and CodeLab. The cash provided or used has been recorded as follows:

Three months ended March 31	2006	2007
(Dollars in thousands)
Accounts Receivable	$—	$(1)
Goodwill	—	214
Accounts payable	5	—
Accrued acquisition consideration	14	(184)
Other accrued liabilities	4	—

Net cash (provided from) used for acquisition of businesses	$23	$29

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2. Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaced Accounting for Stock-Based Compensation (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company used the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options beginning with the period of adoption of SFAS No. 123R.

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of March 31, 2007, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of March 31, 2007
1996 Plan	266,000	141,055
1997 Plan	300,000	4,444
1998 Plan	375,000	115,000
2000 Plan	295,000	50,000

Total Allin Stock Plans	1,236,000	310,499

Summary of Stock Option Activity for the Allin Stock Plans from January 1, 2007 through March 31, 2007:

	Three Months Ended March 31, 2007
	Number of Options	Weighted-Average Exercise Price
January 1
Outstanding	961,650	$1.01
Exercisable	686,650	$1.27
Activity:
Granted	5,000	$0.47
Forfeitures	—	—
Exercised	—	—
Expired	59,650	$4.31

March 31
Outstanding	907,000	$0.79
Exercisable	632,000	$0.97

The 5,000 options granted in 2007 will vest on the first anniversary of the grant date and do not include an early expiration provision.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Information for Stock Options Outstanding or Exercisable at March 31, 2007:

Information for Allin Stock Plans at March 31, 2007:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	445,000	$0.33	5.1 years	170,000	$0.28
From $1.00 to $1.99	442,000	$1.20	2.9 years	442,000	$1.20
From $2.00 to $2.99	20,000	$2.00	0.4 years	20,000	$2.00

	907,000	$0.79	3.9 years	632,000	$0.97

A total of 275,000 non-vested stock options were outstanding as of March 31, 2007, with 79,000 scheduled to vest during the remainder of 2007, 64,000 scheduled to vest in 2008, 59,000 scheduled to vest in each of the years 2009 and 2010, and 14,000 scheduled to vest in 2011, unless forfeited earlier. A total of 100,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 200,000 options to purchase shares, which do not have an early expiration provision.

Summary of Information on Fair Value of Option Grants:

On February 13, 2007, the Company awarded options to purchase 5,000 shares of common stock under the Allin Stock Plans. The grant price was $0.47 per share, which was the closing market price of the Company’s common stock on the grant date. The options to purchase shares of common stock will vest on the first anniversary of the grant date.

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are the assumptions for the 2007 grant under the Allin Stock Plans.

Risk free interest rate	4.75%
Expected dividend yield	0.00%
Expected life of options	7 yrs.
Expected volatility rate	152%

Fair value of options granted during 2007	$0.45

During the three-month periods ended March 31, 2006 and 2007, respectively, the Company recognized expense of $6,000 and $8,000 related to the fair value of share-based payment arrangements. Based on estimates for outstanding non-vested options as of March 31, 2007, the Company anticipates future expense will be recognized related to the fair value of share-based payment arrangements of $20,000 during the remainder of 2007, $17,000 during each of the years 2008 and 2009, $13,000 during 2010 and $8,000 during 2011.

3. Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. As of March 31, 2007, all of the designated shares of Series C, D, F, G and H preferred stock were outstanding and the Company has no plans to issue any additional shares of any of the series of preferred stock. The order of liquidation preference of the series of the Company’s preferred stock outstanding as of this date, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Accrued dividends on Series C preferred stock were $3,475,000 as of March 31, 2007. The initial payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management determined that meeting the scheduled payment was inadvisable because, among other reasons, the Company’s credit agreement with S&T Bank currently prohibits payment of dividends on Series C preferred stock. Management deferred payment of the accrued dividends. Any future payment of dividends on Series C preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Dividends accrued as of June 30, 2006 on the Series C preferred stock compound at a rate of 12% of the liquidation value thereof per annum effective July 1, 2006. Dividends accrued subsequent to July 1, 2006 will also accrue and compound at a rate of 12% per annum. Management does not currently expect dividend payments will be commenced for Series C preferred stock during the remainder of 2007 or during 2008.

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the three months ended March 31, 2007 is as follows:

(Dollars in thousands)	Additional Paid-in-Capital	Accumulated Deficit
Balance, December 31, 2006	$38,108	$(42,349)
Fair value of stock options	8	—
Dividends accrued on preferred stock	(348)	—
Net income	—	792

Balance, March 31, 2007	$37,768	$(41,557)

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

As of March 31, 2007, maximum borrowing availability under the revolving credit loan was $4,838,000. The outstanding balance under the S&T Loan Agreement as of this date was $865,000. There was no outstanding balance as of December 31, 2006. The Company made significant purchases of materials for systems integration projects during the first quarter of 2007, which required expenditures in advance of collection of significant amounts billed to customers under the related agreements. Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the three months ended March 31, 2007, the rate of interest applicable to outstanding borrowings under the revolving credit loan was 9.25%. There have been no changes to the interest rate subsequent to March 31, 2007.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the first fiscal quarter of 2007 and is in compliance with all other covenants as of the date of filing this Report on Form 10-Q.

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

Goodwill

As of March 31, 2007, the Company’s Consolidated Balance Sheet includes goodwill (net of accumulated amortization) of $5,175,000. Accumulated amortization for goodwill represents amortization expense incurred through December 31, 2001, after which amortization of goodwill was discontinued. The table below reflects the changes in recognized value of goodwill during the year ended December 31, 2006 and the three-month period ended March 31, 2007, by reportable segment.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dollars in thousands	Balance January 1, 2006	2006 Acquisition Contingent Consideration	Balance December 31, 2006	2007 Acquisition Contingent Consideration	Balance March 31, 2007
Attributed Segment:
Technology Infrastructure	$215	$90	$305	$—	$305
Collaborative Solutions	2,572	1,430	4,002	—	4,002
Business Process	178	23	201	189	390
Systems Integration	—	176	176	—	176
Information Systems Product Sales	44	6	50	25	75
Other Services	139	88	227	—	227

Total	$3,148	$1,813	$4,961	$214	$5,175

The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2006 and 2007 resulted from contingent consideration related to the acquisition of Jimary Business Systems for the second and third annual periods following acquisition. The goodwill attributed to the Technology Infrastructure, Collaborative Solutions, Systems Integration and Other Services segments during 2006 resulted from contingent consideration related to the first and second annual periods following the acquisition of CodeLab.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, customer lists, non-competition agreements and goodwill, net of accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired businesses, Technology Infrastructure, Collaborative Solutions, Business Process, Systems Integration, Information System Product Sales and Other Services, further broken down geographically between Northern California-based, Pittsburgh-based and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors to evaluate the value of goodwill are the valuation multiples and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. There was no impairment indicated in the annual testing of goodwill performed as of December 31, 2006.

Customer Lists and Non-Competition Agreements

As of March 31, 2007, the Company’s Consolidated Balance Sheet includes customer lists and non-competition agreements associated with acquisitions as follows:

As of March 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Customer lists	$2,662	$1,480	$1,182
Non-competition agreements	140	62	78

Total intangible assets	$2,802	$1,542	$1,260

During the year ended December 31, 2006 and the three-month period ended March 31, 2007, the customer list associated with the acquisition of CodeLab was amortized over a period ending in 2013, while the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems were amortized over periods ending in 2009.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The useful lives correspond with the periods of attributed cash flows in the Company’s fair value estimates, or with CodeLab, the useful life recommended by independent appraisal at the time of acquisition. The non-competition agreement associated with the Jimary Business System acquisition is being amortized over its three-year term, while the agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the estimated cash flows for the applicable reporting units to attribute to the acquired customer lists in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired lists, future operating projections for the applicable reporting units and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows attributed to the customer lists. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors to evaluate the recorded value of the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and changes to the projected cash flows of the reporting units. Significant declines in these factors could indicate potential impairment of the customer lists. There was no impairment indicated from the annual testing as of December 31, 2006 for the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources, Jimary Business Systems and CodeLab.

The Company also utilizes a cash flow model to estimate the fair value of the non-competition agreements. The model projects the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Industry information concerning expected growth in the technology consulting industry is used to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the technology consulting industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreements. There was no impairment indicated in the testing of the non-competition agreements performed as of December 31, 2006.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three-month periods ended March 31, 2006 and 2007, and expected for the next five years, is as follows.

Amortization Expense
(Dollars in thousands)
Recorded expense for the:
Three Months ended March 31, 2006	$67
Three Months ended March 31, 2007	67
Estimated expense to be recognized for the:
Year ended December 31, 2007	436
Year ended December 31, 2008	509
Year ended December 31, 2009	509
Year ended December 31, 2010	243
Year ended December 31, 2011	147
Year ended December 31, 2012	147

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities, as of December 31, 2006 and March 31, 2007, are as follows:

Deferred Tax Assets and Liabilities	December 31, 2006	March 31, 2007
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,591	$7,316
Intangible asset differences	440	425
Miscellaneous	62	69

	8,093	7,810
Valuation allowance	(6,965)	(6,682)

Net deferred tax assets	$1,128	$1,128

Deferred tax liabilities:
Intangible asset differences	$13	$16

On the Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007, the deferred tax liabilities are netted against the non-current portion of deferred tax assets, as required by SFAS No. 109.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $1,128,000 as of December 31, 2006 and March 31, 2007. Valuation allowances offset additional net deferred tax assets. Management believes it was more likely than not as of December 31, 2006 and March 31, 2007 that the net recognized deferred tax assets would be realized in future periods. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance decreased by $1,310,000 and $283,000, respectively, during the year ended December 31, 2006 and the three-month period ended March 31, 2007. The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where in recent periods revenue has resulted from a small number of large projects for a small number of customers concentrated in one industry. However, based on the Company’s results of operations during 2006, the backlog of committed business for future periods and management’s assessment of opportunities that may arise from the Company’s customers, as of December 31, 2006 the Company believed the risks were mitigated such that a significant reduction in valuation allowance was appropriate. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of March 31, 2007.

As of March 31, 2007, the Company estimates its potentially realizable net operating loss carryforwards are approximately $17,931,000 and $24,332,000 for federal and state income tax purposes, respectively. The realization of

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $6,097,000 and $1,219,000, respectively, as of March 31, 2007, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2027. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards. During 2006 and the first three months of 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income.

Provision for Income Taxes

The provision for income taxes is comprised of the following for the three-month periods ended March 31, 2006 and 2007:

Three Months ended March 31	2006	2007
(Dollars in thousands)
Current
Federal	$—	$16
State	1	9

Total current	1	25
Deferred	123	286
Valuation Allowance	(123)	(283)

Total income tax provision	$1	$28

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations follows for the three-month periods ended March 31, 2006 and 2007:

Three Months ended March 31	2006	2007
(Dollars in thousands)
Estimated provision for income taxes at federal statutory rate	$124	$279
Non-amortizable intangible asset	18	18
State income tax expense	1	9
Change in valuation allowance	(123)	(283)
Change in estimates and other	(19)	5

(Benefit from) provision for income taxes	$1	$28

Cash Payments

Cash payments for income taxes were $1,000 and $12,000 during the three-month periods ended March 31, 2006 and 2007, respectively.

Uncertainty in Income Taxes

On January 1, 2007, the Company implemented FIN No. 48, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Company and its subsidiaries, U.S federal income tax returns are filed on a consolidated basis and California income tax returns are filed on a unitary basis for the group. The Company and its subsidiaries also file various state income tax returns on a single corporation basis. The Company believes it is no longer subject to U.S federal or state income tax examinations by tax authorities for years before 2000. There were no income tax examinations in progress when the Company implemented FIN No. 48, none have subsequently commenced, nor has the Company or any of its subsidiaries been given notice of an impending examination.

The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Company also reviewed the tax benefits it expects to recognize in 2007 in estimating federal and state income tax provisions for the three-month period ended March 31, 2007 and determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the beginning and ending amount of unrecognized tax benefits and any additions, reductions or changes has been omitted.

Based on the Company’s determination that no material uncertainty was indicated regarding previously recognized or expected tax benefits, no accrual for interest and penalties was recognized upon implementation of FIN No. 48 or for the three-month period ended March 31, 2007.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands)	Revenue from External Customers
Three-Month Periods ended March 31	2006	2007
Technology Infrastructure	$1,101	$614
Collaborative Solutions	1,803	2,416
Business Process	449	746
Interactive Media	212	649
Systems Integration	788	1,285
Information System Product Sales	311	205
Other Services	355	265

Consolidated Revenue from External Customers	$5,019	$6,180

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

(Dollars in thousands)	Revenue from Related Entities
Three-Month Periods ended March 31	2006	2007
Total Revenue from Services for Related Entities	$10	$44

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

(Dollars in thousands)	Gross Profit
Three-Month Periods ended March 31	2006	2007
Technology Infrastructure	$667	$358
Collaborative Solutions	1,131	1,418
Business Process	259	457
Interactive Media	163	482
Systems Integration	419	627
Information System Product Sales	78	51
Other Services	164	57

Consolidated Gross Profit	$2,881	$3,450

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
	December 31, 2006	March 31, 2007
Technology Infrastructure	$1,228	$1,157
Collaborative Solutions	6,787	8,586
Business Process	915	1,305
Interactive Media	657	915
Systems Integration	1,956	2,478
Information System Product Sales	405	304
Other Services	1,000	991
Corporate & Other	287	261

Consolidated Total Assets	$13,235	$15,997

Information about Major Customers

During each of the three-month periods ended March 31, 2006 and 2007, respectively, two significant customers accounted for greater than 10% of the Company’s consolidated revenue as shown below. A loss of any of these significant customers or a substantial decline in the level of services provided in a future period for any of these significant customers could significantly negatively impact the Company’s future results of operations and financial condition.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Period Ended March 31, 2006

747	15%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

711	14%	Technology Infrastructure, Collaborative Solutions, Systems Integration, Other Services

Period Ended March 31, 2007

1,108	18%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

686	11%	Interactive Media, Systems Integration, Information System Product Sales

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, utilized in the operations of the Systems Integration and Information System Product Sales segments. In recent periods, these materials purchases were highly concentrated with several major suppliers.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. The License and Supply Agreement does not include any minimum purchase requirement. During the three-month periods ended March 31, 2006 and 2007, 38% and 21%, respectively, of materials purchases for the operations of these segments were from this major supplier.

Purchases of materials utilized in Systems Integration and Information System Product Sales operations were also concentrated with other significant suppliers during the three-month periods ended March 31, 2006 and 2007. A total of 23% and 11% of materials purchases were from a major supplier during the respective periods. Another significant supplier accounted for 45% of materials purchases for these operations during the three-month period ended March 31, 2007. Materials purchases from this supplier were not significant during the three-month period ended March 31, 2006. The Company does not have a supply agreement with either of these significant suppliers. However, the products purchased are available from other sources.

The Business Process services provided by the Company also result in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier. During the three-month periods ended March 31, 2006 and 2007, 19% and 7%, respectively, of the Company’s overall materials purchases were from this supplier.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three-month periods ended March 31, 2006 and 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A—Risk Factors in this Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

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

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 17% and 10% of the Company’s consolidated revenue during 2006 and the first three months of 2007, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 38% and 39% of the Company’s consolidated revenue during 2006 and the first three months of 2007, respectively.

•

The Business Process Practice Area provides services that help small and mid-size organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services were provided from the Company’s Pittsburgh and Northern California offices. Business Process revenue represented 11% and 12% of the Company’s consolidated revenue during 2006 and the first three months of 2007, respectively.

•

The Interactive Media Practice Area offers innovative solutions including technology architecture design and applications development for the on-demand delivery of media rich video content. Interactive Media customers have historically been concentrated in the cruise industry and include some of the world’s largest cruise lines, Carnival Corporation & Plc. (“Carnival”), its affiliates, Costa Crociere S.p.A. (“Costa”) and P&O Cruises (“P&O”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”), its affiliates, Celebrity Cruises (“Celebrity”) and Azamara Cruises (“Azamara”), MSC Crociere S.p.A. (“MSC”), Regent Seven Seas Cruises, Inc. (“Regent”), Disney Cruise Line (“Disney”) and Fred. Olsen Cruise Lines (“Fred. Olsen”). The Company’s DigiMix™ interactive television solutions support cruise lines’ onboard operations and enhance passenger amenities by providing in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication and information and other services including food and wine orders, spa/salon information and shopping. Interactive Media’s solutions enable customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 6% and 11% of the Company’s consolidated revenue during 2006 and the first three months of 2007, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•

Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers in projects related to the services provided by the Interactive Media Practice Area. The Company’s flexible DigiMix™ interactive television platform offers solutions for digital networks and radio frequency-based or hybrid distribution systems. Thirty-four shipboard interactive television systems installed by the Company since 1996 are currently in operation for Carnival, Celebrity, Costa and Royal Caribbean. Implementation of interactive television systems is also currently in progress on four ships for Azamara, Costa, MSC and Regent Seven Seas. Management believes this represents the largest base of interactive television systems installed on cruise ships by any provider of interactive television services. During 2006 and the first three months of 2007, Systems Integration operations also included implementation of specialized technology platforms for customers in the financial services and professional sports markets. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 14% and 21% of the Company’s consolidated revenue during 2006 and the first three months of 2007, respectively.

•

Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and related products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 7% and 3% of the Company’s consolidated revenue during 2006 and the first three months of 2007, respectively.

•

The Other Services segment reflects revenue derived from outsourced resources with varied technical skill sets that customers utilize to complement and assist the customer’s internal staff in the execution of customer-managed projects, amounts billed for out-of-pocket costs, software license fees and other activities peripheral to the Company’s operations, including website hosting and archival services, referral commissions or placement fees. Other Services revenue represented 7% and 4% of the Company’s consolidated revenue during 2006 and the first three months of 2007.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of March 31, 2007, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the Company’s consulting and systems integration operations. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended March 31, 2006 and 2007, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended March 31,		% Increase (Decrease)
	2006	2007	2007
Statement of Operations Data:
Revenue	$5,019	$6,180	23%
Gross profit	2,881	3,450	20%
Selling, general and administrative expenses	2,514	2,619	4%
Net income	365	792	117%

Comparing the three-month periods ended March 31, 2007 and 2006, the Company experienced period-to-period increases in revenue of $1,161,000 and gross profit of $569,000. The Company’s aggregate consulting services realized increases of $860,000 (24%) in revenue and $495,000 (22%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Business Process, Interactive Media and Systems Integration segments. However, the Technology Infrastructure, Information System Product Sales and Other Services segments experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $613,000 (34%) and $287,000 (25%), respectively, comparing the quarterly periods ended March 31, 2006 and 2007. Management believes the increases resulted from strong demand for solutions based on custom applications based on .NET development, Microsoft SharePoint technologies, SQL Server 2005 and Performance Point 2007. Comparing the quarters ended March 31, 2006 and 2007, Business Process revenue and gross profit increased by $297,000 (66%) and $198,000 (76%), respectively. Management attributes the increases to delivery of more complex Microsoft Dynamics SL and CRM-based projects.

Period-to-period changes in Interactive Media included increases in revenue of $437,000 (206%) and gross profit of $319,000 (196%), comparing the quarters ended March 31, 2006 and 2007. Interactive Media consulting during the first quarter of 2007 included significant project activity for technical architecture design and configuration of equipment for two significant shipboard systems, the Carnival Freedom and Royal Caribbean Liberty of the Seas, while the first quarter of 2006 did not have a comparable level of activity. Comparing the three-month periods ended March 31, 2006 and 2007, Systems Integration revenue and gross profit increased by $497,000 (63%) and $208,000 (50%), respectively. Systems Integration operations during the first quarter of 2007 included the majority of implementation activity for interactive television systems on the Carnival Freedom and Royal Caribbean Liberty of the Seas, and the upgrade of specialized technology platforms for a financial services customer. Systems Integration operations during the first quarter of 2006 included a significantly lower level of activity related to interactive television systems. As of March 31, 2007, the Company held orders for shipboard systems for the Azamara Journey, Costa Serena, MSC Orchestra and Regent Mariner, Navigator and Voyager, with only small portions of project revenue recognized. All of these projects are expected to be substantially performed during 2007. Consequently, management expects increases in Systems Integration revenue and gross profit will be realized for the full year 2007, as compared to 2006. However, unforeseen events such as schedule delays could occur so no assurance can be given that actual revenue and gross profit will be realized over the remainder of 2007 at levels equal to or greater than that realized in 2006.

The period-to-period decreases in Technology Infrastructure revenue and gross profit were $487,000 (44%) and $309,000 (86%), respectively, comparing the three-month periods ended March 31, 2006 and 2007. Management primarily attributes the decreases, to a lull in market demand during the early adoption period for Microsoft’s updated versions of several important technology products, including Windows and Office software. Management believes customers may be deferring spending on technology-based projects at present in anticipation of undertaking projects following the early adoption period of the new Microsoft technology. Management also believes customers may be cautious about undertaking Technology Infrastructure projects due to concerns about a potential slowing of domestic economic growth in 2007.

The increase in selling, general and administrative expenses for the quarter ended March 31, 2007, as compared to the comparable period of 2006, was $105,000. Modest period-to-period increases were realized in compensation, occupancy costs and recruitment expenses.

The Company’s cash balance decreased from $369,000 as of December 31, 2006 to $298,000 as of March 31, 2007, a decline of $71,000. The decline in cash realized in 2007 resulted primarily from operating activities, which resulted in net cash used of $658,000 during the quarter ended March 31, 2007. Cash generated from operations was $907,000 while changes in working capital resulted in a net use of $1,565,000. Working capital changes using cash included significant increases in accounts receivable and software development costs of $2,574,000 and $161,000, respectively, and a decrease in accounts payable of $134,000, which were partially offset by increases in deferred revenue and accrued compensation and payroll taxes of $1,082,000 and $104,000, respectively. Management attributes the increase in accounts receivable to significant milestone billings on Interactive Media and Systems Integration projects related to the increased project activity and a significant advance billing to a customer for 2007 services. The advance billing is also the primary reason for the increase in deferred revenue. Investing activities resulted in net cash used of $99,000, primarily $71,000 for capital expenditures and $29,000 for contingent consideration related to acquisitions. Financing activities resulted in net cash provided of $686,000, primarily from net borrowing of $865,000 on the Company’s line of credit facility, partially offset by $180,000 of preferred stock dividend payments. The Company made significant purchases of materials for systems integration projects during the first quarter of 2007, which required expenditures prior to collection of significant amounts billed to customers under the related agreements, and consequently contributed to the increase in the debt balance. There can be no assurance that the Company’s cash balance will increase during the remainder of 2007. The use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors may further decrease the Company’s cash balance. The Company’s material obligations may require significant cash payments over the remainder of 2007 and beyond.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company’s operations include a focus on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania also has been designated with the Microsoft Business Solutions and Networking Solutions competencies and Allin Consulting-California has been designated with the Custom Development Solutions competency. The Company’s technical expertise and quality of services have been recognized by Microsoft recently through several awards. Allin Consulting-Pennsylvania received the Microsoft Eastern Region Partner of the Year Award in July 2006 in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft. Microsoft’s

Eastern Region includes the entire eastern coastal area of the United States extending from Maine to Florida. In May 2007, Allin Consulting-California received the Northern California SMS&P General Manager’s Award in recognition of extraordinary efforts by a Microsoft partner. In May 2006, Allin Consulting-California also received the Northern California State-of-the-District Teaming and Winning on Value Awards in recognition of its cooperative work with Microsoft. In July 2006, Allin Consulting-California was invited to participate as a member of the Microsoft US Sales & Service Partner Advisory Council which, along with other councils, are comprised of small groups of elite partners selected to provide insight and feedback on Microsoft’s strategic direction. The Company intends to continue its specialization in Microsoft-based technology.

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

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. Over the last nine months, the Company has added MSC, Regent, Disney, Fred. Olsen and P&O to the Interactive Media customer list, joining long-term customers Carnival, Celebrity, Costa and Royal Caribbean. Marketing for these operations focuses on the Company’s DigiMix™ interactive television solutions, which feature the latest generation applications and platform configurations. DigiMix™ solutions generate incremental revenue, support onboard operations and promote operating efficiencies, and enhance passenger services by providing on-demand in-cabin entertainment, communication and information. The DigiMix™ platform utilizes high-end digital hardware, including set top boxes and head-end video servers and encoders while supporting flexible distribution methods over digital networks and radio frequency-based or hybrid distribution systems. The Company believes flexibility in meeting customer needs is of critical importance and also offers and supports thin-client solutions for radio frequency-based distribution systems. Multiple generations of the Company’s interactive television solutions, some installed as long ago as 1996, are currently operating on thirty-four ships. The Company emphasizes the platform flexibility and cost effectiveness of the Company’s scalable interactive television solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems and the availability of comprehensive support services in its marketing efforts.

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

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Report on Form 10-K for the year ended December 31, 2006 and in Notes 1, 2, 5, 6 and 7 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related consulting and systems integration arrangements involving some or all of the following attributes: services, computer hardware and equipment for specialized technology platforms, software, and post-contract support (“PCS”). Revenue Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying these projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 11% and 27% of the Company’s total revenue for the three-month periods ended March 31, 2006 and 2007, respectively.

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

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 3% and less than 1% of the Company’s total revenue for the three-month periods ended March 31, 2006 and 2007, respectively.

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

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of March 31, 2007, recognized balances for the customer lists, non-competition agreements and goodwill were $1,182,000, $78,000 and $5,175,000, respectively, net of amortization.

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

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts and notes receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities and deferred revenue. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California, Pittsburgh and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors regarding goodwill are the industry valuation multiples and the financial results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual tests performed as of December 31, 2006, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period, and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units, and external information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors regarding the customer lists are forecast growth rates for the information technology services industry, revenue derived from customers on the acquired lists and the cash flows applicable to the segments attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists. As of December 31, 2006, no impairment was indicated in the annual tests of the customer lists.

The Company also utilizes cash flow models to estimate the fair value of the non-competition agreements. The models project the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Management utilizes industry information concerning expected growth in the information technology services industry and future projections for the operations of the applicable reporting units to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the information technology services industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreements. There was no impairment indicated in the testing of the non-competition agreements performed as of December 31, 2006.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Valuation allowances have been recorded as of March 31, 2007 based on the Company’s realizability estimates and reduce the Company’s recognized deferred tax assets to $1,128,000. The non-current portion of deferred tax assets was offset by $16,000 of non-current deferred tax liabilities, resulting in a total of $1,112,000 of current and non-current deferred tax assets being included in the Consolidated Balance Sheet as of March 31, 2007.

Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, as of December 31, 2006, based on the Company’s results of operations during 2006, the backlog of committed business for future periods and management’s assessment of opportunities that may arise from the Company’s current customers, the Company believed the risks were mitigated such that a material reduction in valuation allowance was appropriate. The reduction in valuation allowance recognized during 2006 was $1,310,000. A further reduction in the valuation allowance of $283,000 was recognized during the first quarter of 2007. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of March 31, 2007 and valuation allowances offset any additional net deferred tax assets.

Management believes it is more likely than not that the deferred tax assets of $1,128,000 will be realized in future periods. During the years ended December 31, 2004, 2005 and 2006, and the three months ended March 31, 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $16,000 as of March 31, 2007, arising primarily from an intangible asset difference, the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment. See Note 6 – Income Taxes in the Notes to Consolidated Financial Statements included in Part I, Item 1—Financial Statements of this Report on Form 10-Q for additional information concerning the Company’s accounting for income taxes.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of March 31, 2007 includes an estimated liability for accrued acquisition consideration of $1,809,000, including $1,593,000, $214,000 and $2,000, respectively, related to the acquisitions of CodeLab in 2005 and Jimary Business Systems and Computer Resources in 2004.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provides for annual payments of contingent consideration to be paid for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The aggregate amount of contingent payments shall not exceed $5,600,000. During October 2006, the Company made a cash payment of $1,085,000 and issued 361,642 shares of common stock as additional purchase consideration in respect of the first annual period. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date of $0.55 per share, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital.

After monitoring CodeLab’s operations through the end of 2006, management reviewed the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections to assess the likelihood of contingent consideration becoming due for the second annual period and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration would again become due to the former holders of equity interests in CodeLab at the end of the second annual period and recorded an estimated liability for contingent consideration as of December 31, 2006. Management continued to monitor the factors described above in the first quarter of 2007 and will adjust its estimate of the liability as necessary. Expense of $48,000 and $23,000 was recorded during the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, related to the estimated contingent consideration for the second annual period. The Company expects the elements resulting in the recognition of a portion of the consideration as compensatory will likely also be present during the remainder of the second annual period. The Company expects another $30,000 will be recorded as expense during the final four months of the second annual period ending July 31, 2007. The remainder of the estimated contingent consideration for the second annual period, $1,520,000, was regarded as additional purchase price and was recorded as goodwill as of December 31, 2006. No adjustment to this portion of the estimated contingent consideration was recorded during the first quarter of 2007.

The Asset Purchase Agreement related to the purchase of Jimary Business Systems provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 was included in accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in January 2007. The contingent consideration for the second annual period was recorded as goodwill.

After monitoring operations through the first quarter of 2007, management reviewed the terms of the Asset Purchase Agreement, applicable consulting and product sale revenue, and other financial information to assess the likelihood of contingent consideration becoming due for the third annual period and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration would become due at the end of the third annual period at a significantly higher level than for either of the first two annual periods. The Company recorded an estimated liability of $214,000 for contingent consideration as of March 31, 2007. Management will continue to monitor the factors described above over the remainder of the third annual period ending November 31, 2007 and will adjust its estimate of the liability as necessary.

Software Development Costs. The Company’s 2006 and 2007 research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. Through March 31, 2007, a total of $687,000 was capitalized for software development costs. The Company also incurred $90,000 in research and development expense in 2005 prior to the attainment of a working model demonstrating technical feasibility. Management’s key judgment was determination of the point of technical feasibility. Management reviewed status reports and other records and discussed project progress with the technical management personnel overseeing the development project. Based on these assessments, management determined that technical feasibility had been obtained in December 2005. Subsequent to the attainment of technical feasibility for the developed applications, software development costs were capitalized. The Company anticipates that the developed applications will be utilized for customer engagements beginning in the second quarter of 2007. The Company anticipates any costs incurred for completion of the development process after commercial introduction will be expensed.

Certain Related Party Transactions

During the three-month periods ended March 31, 2006 and 2007, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. The Company had previously rented the space under a month-to-month arrangement since 2002. Minimum remaining lease commitments for the Pittsburgh office space are $156,000 for the final nine months of 2007, $208,000 per year from 2008 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Rental expense under these arrangements was $34,000 and $52,000 for the three-month periods ended March 31, 2006 and 2007. This represented 1% and 2% of selling, general and administrative expenses during the respective periods.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended March 31, 2006 and 2007 and period-to-period percentage changes for each segment.

Revenue	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007	Period-to- Period % Increase (Decrease)
(Dollars in thousands)
Technology Infrastructure	$1,101	$614	(44)%
Collaborative Solutions	1,803	2,416	34%
Business Process	449	746	66%
Interactive Media	212	649	206%
Systems Integration	788	1,285	63%
Information System Product Sales	311	205	(34)%
Other Services	355	265	(25)%

Consolidated Revenue	$5,019	$6,180	23%

The Company realized a decrease of $487,000 in Technology Infrastructure revenue when comparing the three-month periods ended March 31, 2006 and 2007. After experiencing high demand in the first quarter of 2006 for network architecture design and system evaluation services resulting from merger and acquisition activity among the Company’s customers, Technology Infrastructure subsequently experienced a lull in market demand over the remainder of 2006 that continued through the first quarter of 2007. Management believes customers have been deferring spending on technology-based projects in anticipation of undertaking projects following the introduction and early adoption period for Microsoft technology updates, including Windows Vista and Office software. The respective updates were introduced in the fourth quarter of 2006 and the first quarter of 2007. However, the Company believes customers are continuing to wait to evaluate the benefits realized by early adopters of the new technology. Management believes demand related to the Microsoft technology upgrades will grow over the remainder of 2007 as more information regarding the results of early adoption is disseminated. However, management anticipates that widespread business migration to these products is most likely to occur during the latter part of 2007 and 2008. There can be no assurance that the Microsoft technology updates will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels. Management believes expectations for at least a moderate slowing of the domestic economy in 2007 may also have been a factor contributing to deferral of technology infrastructure projects during the first quarter of 2007.

A period-to-period increase of $613,000 in revenue for the Collaborative Solutions Practice Area was realized for the quarter ended March 31, 2007 as compared to quarter ended March 31, 2006. Management believes the period-to-period increase in revenue is attributable to strong demand for solutions based on custom .NET-based application development, Microsoft SharePoint technology, SQL Server 2005 and Performance Point 2007 technology. Management expects the future level of demand for Collaborative Solutions services will be impacted by a number of factors and trends, including demand for effective portals and interfaces with transactional systems for Internet-based commerce, increasing demand for customized applications meeting specific business needs, the proliferation of web-based software applications, increasing compliance demands and the implementation of voice-over Internet protocol technology. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the period-to-period increase in Business Process revenue of $297,000, comparing the three months ended March 31, 2007 with the three months ended March 31, 2006, to the Business Process Practice Area undertaking larger and more complex projects based on Microsoft Dynamics SL and CRM technology, and to growth in services based on customer relationship management technology in the Company’s Northern California operations. A significant portion of Business Process revenue is realized under service contracts involving a fixed fee for services over a specified time period, typically an annual period. Revenue from service contracts is recognized on a pro-rata basis over the terms of the contracts. As the Company’s Business Process practice has grown over the last three years, service contracts have been entered with most customers, with the resulting growth in service contracts contributing to the period-to-period increase in Business Process revenue.

The period-to-period increase in Interactive Media revenue when comparing the quarters ended March 31, 2006 and 2007 was $437,000. In both periods, the majority of Interactive Media revenue related to technical architecture design, configuration and implementation services, and post-installation technical support for interactive television systems installed on cruise ships. However, the first quarter of 2007 included the peak period of project activity for one shipboard system and a significant portion of the peak period of activity for a second system. During the first quarter of 2006, there were no projects with comparable levels of activity. Management anticipates Interactive Media revenue expected to be realized over the remainder of 2007 will also represent increased levels from the comparable period of 2006. The Interactive Media Practice Area expects to perform design, development, configuration, implementation and support services associated with six additional interactive television systems expected to be installed for Azamara, Costa, MSC and Regent in the final three quarters of 2007, which would result in eight ship system installations for the full year. Similar services related to three shipboard system implementations were performed in 2006. Projects may experience unforeseen delays, however, so there can be no assurance that revenue realized in 2007 will equal or exceed the level realized in 2006. Also, four of the scheduled 2007 projects will involve smaller ships than the 2006 projects and consequently carry smaller contract values.

A period-to-period increase of $497,000 in revenue for the Systems Integration segment was realized for the three months ended March 31, 2007 as compared to the comparable period of the prior year. During the first quarter of 2007, Systems Integration revenue was realized primarily from large projects involving the implementation of interactive television platforms aboard two ships, the Carnival Freedom and Royal Caribbean Liberty of the Seas, and the upgrade of specialized technology platforms for a financial services customer. There was only one large ship project with a comparable level of services during the first quarter of 2006, as well as implementation of specialized technology platforms for a financial services customer. Systems Integration operations are expected to remain highly concentrated among a small number of projects and customers in future periods. Systems Integration revenue is expected to increase over the remainder of 2007 as a result of the expected installation of interactive televisions on six additional cruise ships in projects related to those discussed above for Interactive Media, and additional Systems Integration projects involving specialized financial services technology platforms. There can be no assurance, however, that projects will proceed as scheduled and without delays or that revenue realized in 2007 will equal or exceed the level realized in 2006.

Revenue for the Information System Product Sales segment decreased by $106,000, when comparing the first quarter of 2006 with the first quarter of 2007. Management attributes the decrease to period-to-period variability in the level of sales of Microsoft Dynamics software and interactive television equipment. Revenue for the Other Services segment decreased $90,000, when comparing three-month periods ended March 31, 2006 and 2007. A large placement fee was included in revenue during the first quarter of 2006 while no comparable fee was included in the first quarter of 2007. A significant portion of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended March 31, 2006 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007	Period-to-Period % Increase (Decrease)
(Dollars in thousands)
Technology Infrastructure	$434	$256	(41)%
Collaborative Solutions	672	998	49%
Business Process	190	289	52%
Interactive Media	49	167	241%
Systems Integration	369	658	78%
Information System Product Sales	233	154	(34)%
Other Services	191	208	9%

Consolidated Cost of Sales	$2,138	$2,730	28%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area of $178,000, comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, corresponds with the decrease in revenue but is slightly lower in percentage terms. Management attributes the change primarily to the negative effect of a low level of demand for Technology Infrastructure services on fees. The pressure on pricing resulted in an increase in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $326,000 corresponds with the change in revenue but is higher in percentage terms, indicating an increase in the proportion of the average hourly cost of Collaborative Solutions consultant labor to average hourly fees. Management believes high demand for application development skills in the technology labor market is putting upward pressure on compensation resulting in labor costs increasing at a higher percentage than revenue.

The period-to-period increase in cost of sales for the Business Process Practice Area of $99,000 is primarily attributable to the increase in the level of services in the first quarter of 2007 as compared to the first quarter of 2006. The increase in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating a period-to-period decrease in the proportion of labor costs to revenue. Management believes that the Business Process staff has been able to support growth in service contract revenue that exceeds the corresponding growth in staff costs.

An increase of $118,000 was realized for Interactive Media cost of sales, comparing the three months ended March 31, 2007 with the three months ended March 31, 2006. While consistent with the period-to-period change in revenue, the increase in cost of sales was greater in percentage terms. Management attributes this to increased usage of higher-cost independent contractors as sources for peak period labor in the first quarter of 2007.

The increase in Systems Integration cost of sales of $289,000, comparing the quarters ended March 31, 2006 and 2007, corresponds with the period-to-period change in Systems Integration revenue. The increase resulted from cost of sales being incurred related to large implementation projects for specialized technology platforms for two cruise industry customers and one financial services industry customer during the first quarter of 2007, as compared to significant implementation projects for one cruise industry customer and one financial services customer during the first quarter of 2006.

The decrease in cost of sales of $79,000 for the Information System Product Sales segment, comparing the first quarters of 2006 and 2007, was proportional to the change in revenue. The period-to-period increase in Other Services cost of sales of $17,000 occurred despite a decrease in revenue. As discussed above, a significant factor in the change in revenue was the inclusion of a large placement fee in the first quarter of 2006, which did not have associated cost of sales.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended March 31, 2006 and 2007 and period-to-period percentage changes for each segment.

Gross Profit	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007	Period-to-Period % Increase (Decrease)
(Dollars in thousands)
Technology Infrastructure	$667	$358	(46)%
Collaborative Solutions	1,131	1,418	25%
Business Process	259	457	76%
Interactive Media	163	482	196%
Systems Integration	419	627	50%
Information System Product Sales	78	51	(35)%
Other Services	164	57	(65)%

Consolidated Gross Profit	$2,881	$3,450	20%

The period-to-period decrease in gross profit of $178,000 for the Technology Infrastructure Practice Area, comparing the first quarter of 2007 to the first quarter of 2006, corresponds with period-to-period decline in revenue, but is slightly higher in percentage terms. As discussed above, management believes the low level of demand for Technology Infrastructure services in the first quarter of 2007 resulted in significant pressure on pricing such that the decline in revenue was at a rate in excess of the decline in labor costs.

The Collaborative Solutions Practice Area experienced an improvement in gross profit of $287,000, comparing the first quarter of 2007 to the first quarter of 2006. The increase largely corresponds with significant period-to-period revenue growth, but is lower in percentage terms. Management believes the increase in gross profit resulted primarily from strong demand for custom application development services but that the labor market is placing upward pressure on compensation costs, which has resulted in a decline in period-to-period gross profit percentage.

The growth in gross profit for the Business Process Practice Area of $198,000, comparing the quarters ended March 31, 2006 and 2007, corresponds with significant period-to-period revenue growth, but was higher in percentage terms than the corresponding increase in revenue. As discussed above, management believes the growth in service contract revenue outpaced the increase in corresponding labor costs.

Interactive Media gross profit increased by $319,000 when comparing the three-month periods ended March 31, 2006 and 2007, consistent with a significant period-to-period increase in revenue. As discussed above, management attributes the increase primarily to the inclusion of the peak period of project activity related to two shipboard interactive television systems in the first quarter of 2007, while there was no comparable level of activity during the first quarter of 2006. In percentage terms, the increase in gross profit was less than the increase in revenue, resulting from the usage of higher-cost independent contractor sources of labor to meet peak period requirements during the first quarter of 2007.

The period-to-period increase in Systems Integration gross profit of $208,000, when comparing the three months ended March 31, 2007 to the comparable period of the prior year, is consistent with the corresponding increase in revenue and resulted from the performance of a high level of project activity during the first quarter of 2007 on significant projects involving the implementation of specialized technology platforms for two customers in the cruise and financial services industries. Comparable project activity was performed for only one cruise industry customer and one financial services customer during the first quarter of 2006.

The decrease in gross profit for Information System Product Sales of $27,000, comparing the first quarters of 2006 and 2007, was consistent with the change in revenue. Other Services gross profit decreased by $107,000, when comparing the quarters ended March 31, 2006 and 2007, as a result of a decline in revenue from sources without associated cost of sale.

Selling, General & Administrative Expenses

The Company recorded $2,619,000 in selling, general and administrative expenses during the three months ended March 31, 2007, including $102,000 for depreciation and amortization and $2,518,000 for other selling, general and administrative expenses, net of a $1,000 gain from disposal of assets. Selling, general and administrative expenses were $2,514,000 during the three months ended March 31, 2006, including $100,000 for depreciation and amortization and $2,414,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $105,000, or 4%.

The period-to-period increase in other selling, general and administrative expenses was $104,000, or 4%. Most of the Company’s expenses reflected consistent period-to-period levels. Modest period-to-period increases were realized in compensation, occupancy costs and recruitment. While the Company’s workforce experienced continued growth from the first quarter of 2006 to the first quarter of 2007, the impact on selling, general and administrative expenses was mitigated by an improvement in the utilization of technical consultants on customer projects such that a smaller proportion of their overall compensation was included in selling, general and administrative expenses in the first quarter of 2007 than in the first quarter of 2006.

Net Income

The Company recorded net income of $792,000 for the three months ended March 31, 2007, as compared to net income of $365,000 for the three months ended March 31, 2006. The $427,000 period-to-period improvement in profitability is primarily attributable to the $569,000 increase in gross profit from operations, partially offset by a $105,000 increase in selling, general and administrative expenses. The factors resulting in the changes in gross profit, and selling, general and administrative expenses are discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At March 31, 2007, the Company had cash and liquid cash equivalents of $298,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2006 was a decrease of $71,000. Net cash flows used by operating activities were $658,000. The Company recognized net income of $792,000 for the three months ended March 31, 2007. The Company recorded non-cash expenses of $115,000 for depreciation of property and equipment, amortization of intangible assets, provisions for deferred income tax liabilities and uncollectible accounts receivable, and expense recognition for the fair value of outstanding stock options, net of a gain on disposal of assets resulting in net cash provided of $907,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $1,565,000 for the three months ended March 31, 2007. Major working capital adjustments resulting in cash used included increases in accounts receivable and software development costs of $2,574,000 and $161,000, respectively and a decrease in accounts payable of $134,000. Major working capital adjustments resulting in cash provided included increases in deferred revenue and accrued compensation and payroll taxes of $1,082,000 and $104,000, respectively. A contributing factor to the increases in both accounts receivable and deferred revenue was the advanced billing of a significant amount under customer arrangements for 2007 services. It is expected that the deferred revenue will be realized over the remainder of 2007. Another contributing factor to the increase in accounts receivable was a significant level of milestone billings in the first quarter of 2007 for Interactive Media and Systems Integration projects related to shipboard interactive television systems.

Investing activities resulted in a net cash use of $99,000 for the three months ended March 31, 2007, including $29,000 of contingent consideration related to the 2004 acquisitions of Jimary Business Systems and Computer Resources. Investing activities also included $71,000 of cash used for capital expenditures for computer hardware for new employees and the periodic upgrading of technology, furniture and equipment. Financing activities resulted in cash provided of $686,000 for the three months ended March 31, 2007. The Company recorded a net borrowing of $865,000 on its line of credit facility during the first quarter of 2007. The Company made significant purchases of materials for Systems Integration projects, which required expenditures prior to collection of amounts billed to customers under the related agreements. Financing activities also included the payment of preferred stock dividends of $180,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving credit loan. The S&T Loan Agreement has subsequently been renewed in each of the eight succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2007. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. For two of the Company’s customers, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. As of March 31, 2007, maximum borrowing availability under the S&T Loan Agreement was $4,838,000, and the outstanding loan balance was $865,000. As of May 4, 2007, maximum borrowing availability under the S&T Loan Agreement was $3,391,000, and the outstanding loan balance was $1,270,000.

Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During the first quarter of 2007, the interest rate under the S&T Loan Agreement was 9.25%, which remained in effect as of March 31, 2007. There have been no changes in the interest rate subsequent to that date. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $11,000 related to this revolving credit loan during the three months ended March 31, 2007. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the fiscal quarter ended March 31, 2007. The Company was also in compliance with all other covenants as of this date and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of March 31, 2007, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. As of July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at an annual rate of 12% of the liquidation value. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through June 30, 2007. Accrued but unpaid dividends on the Series C preferred stock were $3,475,000 as of March 31, 2007 and $3,561,000 as of May 14, 2007.

Payment of dividends accrued on Series C preferred stock was originally scheduled to occur within ten days of June 30, 2006. Thereafter, dividends on the Series C preferred stock were scheduled for quarterly payment. However, the Company’s management determined that meeting the scheduled payments was inadvisable due to liquidity considerations and the restrictive covenant in the S&T Bank Loan Agreement prohibiting payment of dividends related to Series C preferred stock. Accordingly, the Company has indefinitely deferred payment of dividends on Series C preferred stock. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if it is still in effect. Any future payment of dividends on Series C preferred stock will also be subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law.

As of March 31, 2007, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of March 31, 2007 and $6,000 as of May 14, 2007.

As of March 31, 2007, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of March 31, 2007 and $49,000 as of May 14, 2007.

As of March 31, 2007, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2006, the Company estimates the amount of the liquidation premium to be $3,296,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $44,000 as of March 31, 2007 and $22,000 as of May 14, 2007. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of March 31, 2007, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $48,000 as of March 31, 2007 and $12,000 as of May 14, 2007.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled

dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and that the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock will be $535,000 for the final three quarters of 2007. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2007. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

The Purchase Agreement for the July 2005 acquisition of CodeLab provides for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The Purchase Agreement provides, however, that the Company may at its sole option elect to pay the annual contingent payments in all cash. The annual contingent payments due, if any, for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total of the annual contingent payments shall not exceed an aggregate of $5,600,000. Any payment becoming due shall be made by the Company not later than 120 days following the end of such annual period. In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $1,085,000 and 361,642 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the date of issuance of $0.55 per share, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital. A total of $112,000 of the contingent consideration for the annual period ended July 31, 2006 was recorded as expense for compensatory elements, of which $47,000 was included in selling, general and administrative expenses for the year ended December 31, 2005 and the remaining $65,000 was recorded as expense in 2006. The remainder of the contingent consideration for the first annual period was regarded as additional purchase price and was recorded as goodwill.

As of December 31, 2006, the Company believed it was highly likely that contingent consideration would also be due for the second annual period ending July 31, 2007 and that the amount could be reasonably estimated. Management’s estimate of accrued contingent consideration related to the CodeLab acquisition of $1,570,000 was reflected on the Consolidated Balance Sheet as of December 31, 2006. Management attributes $101,000 of the contingent consideration for the second annual period to compensatory elements, of which $48,000 was included in selling, general and administrative expenses for the year ended December 31, 2006. A total of $1,522,000 of the amount accrued for the second annual period following acquisition was regarded as additional purchase price and was recorded as goodwill as of December 31, 2006. During the three months ended March 31, 2007, an additional $23,000 of selling, general and administrative expense was recognized related to the compensatory elements. There was no change to the portion of the previous estimate regarded as additional purchase price during the first quarter of 2007. Management’s adjusted estimate of accrued contingent consideration of $1,593,000 is reflected on the Consolidated Balance Sheet as of March 31, 2007. Management expects that an additional $30,000 of expense will be recognized through the end of the second annual period on July 31, 2007, related to compensatory elements. Management will monitor the results of CodeLab’s operations during the remainder of the second annual period and during the succeeding annual period. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. No contingent consideration was due for the first annual period. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 was reflected as accrued purchase consideration on the Company’s Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in cash in January 2007. As of March 31, 2007, the Company believes it is highly likely that contingent consideration will also be due for the third annual period ending November 30, 2007 and that the amount can be reasonably estimated. Management’s estimate of accrued contingent consideration related to the Jimary Business Systems acquisition of $214,000 is reflected on the Consolidated Balance Sheet as of March 31, 2007. All of the amount accrued for the third annual period following acquisition is regarded as additional purchase price and has been recorded as goodwill as of March 31, 2007. The significant increase in contingent consideration for the third annual period, as compared with the preceding periods, is attributable to growth in the Company’s Business Process and Information System Product Sales operations realized since the beginning of the third annual period and anticipated by management to continue throughout the period. There can be no assurance that management’s expectations will be realized. Should operations experience a downturn over the remainder of the period, a lesser amount of contingent consideration may be due. Management will monitor the results of operations during the remainder of the third annual period. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of the period.

Capital expenditures during the three months ended March 31, 2007 were $71,000 and included purchases of computer hardware for new employees and the Company’s periodic upgrading of technology, furniture and equipment. Management forecasts that capital expenditures during the remainder of 2007 will not exceed $130,000. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2007 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the years ended December 31, 2005 and 2006 and the three months ended March 31, 2007, respectively, capitalized software development costs of $50,000, $476,000 and $161,000 were recorded by the Company related to enhanced applications for the Company’s DigiMix™ interactive television solutions. Software development costs included purchased software development tools, testing equipment, consulting services and the cost of internal labor. The capitalized costs were incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications. The Company anticipates additional capitalized software development costs will not exceed $60,000 during the second quarter of 2007, when the introduction of the developed applications on customer projects is expected to occur. Additional development costs associated with the software applications incurred following commercial introduction will be expensed.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize in its statement of financial position an asset for the plan’s over-funded status or a liability for the plan’s under-funded status, measure plan assets and the obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for entities with publicly traded securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 beginning January 1, 2007. Adoption of the new standard did not have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance regarding how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether material misstatement exists. SAB No. 108 indicates that both of the commonly used approaches for assessing the materiality of a current year misstatement should be evaluated. If correcting a current year misstatement would materially alter the amount of misstatement attributable to prior years, the SEC indicates the prior year financial statements should be adjusted to reflect the correction, although previously filed reports do not need to be amended. If a registrant has properly applied one of the materiality approaches in prior years and has considered all relevant qualitative factors in its materiality assessment, it may alternately recognize the cumulative effect of applying SAB No. 108 prospectively through changes to beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the first fiscal period following November 15, 2006. Implementation of SAB No. 108 did not have a material effect on its financial statements.

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

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose. The Company’s credit facility with S&T Bank bears interest at a variable rate, which potentially exposes the Company to the risk that interest rate increases may adversely affect the Company’s results of operations and financial condition. The Company does not currently believe this risk is likely to result in a material adverse impact.

Item 4.	Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended March 31, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1A.	Risk Factors

In addition to the other information included in this Report, you should carefully review and consider the factors discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, certain of which have been updated below. These factors could materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

We need to continually identify and obtain new engagements from existing and prospective customers to maintain the level of committed backlog necessary to sustain our ongoing consulting services and systems integration operations. If we fail to continually obtain new engagements, our business may be materially adversely affected.

As of March 31, 2007, our total committed backlog for consulting services and systems integration was $13,130,000. We expect to realize as revenue $8,729,000, $1,936,000, $1,553,000 and $912,000, respectively, of this amount during the remainder of 2007, 2008, 2009 and the period 2010 through 2012. Consulting and systems integration revenue realized during the first quarter of 2007 plus backlog expected to be earned during the final three quarters of 2007 represents 88% of 2006 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of March 31, 2007, our committed backlog for the Collaborative Solutions Practice Area was $7,522,000, of which we expected to earn $3,393,000 during the final three quarters of 2007 and $1,802,000, $1,483,000 and $844,000, respectively, during 2008, 2009 and the period 2010 through 2012. Collaborative Solutions revenue realized during the first quarter of 2007 plus backlog expected during the final three quarters of 2007 represents 79% of 2006 Collaborative Solutions revenue. The projects for our Pittsburgh and Northern California operations and some of the projects for CodeLab included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the second quarter of 2007. CodeLab also has several engagements for maintenance, analysis and support related to customers’ customized software applications which are covered by long-term agreements. During the first quarter of 2007, the Collaborative Solutions backlog increased significantly due to an extension of the term of CodeLab’s agreement with Citigroup for a three-year period and a commitment for a large engagement being obtained in Northern California.

Committed backlog for the Technology Infrastructure Practice Area was $633,000 as of March 31, 2007, of which $425,000 is expected to be earned during the remainder of 2007, $70,000 during each of 2008 and 2009 and $68,000 during the period 2010 through 2012. Technology Infrastructure revenue realized during the first quarter of 2007 plus backlog expected to be earned during the final three quarters of 2007 represents 31% of 2006 Technology Infrastructure revenue. We expect that the projects included in the committed backlog for the Technology Infrastructure Practice Area will be performed over a relatively short time period, primarily in the second quarter of 2007. We believe there has been a lull in demand for Technology Infrastructure services over the latter part of 2006 and the first quarter of 2007 resulting from deferred spending on technology-based projects in anticipation of undertaking projects following the introduction and early adoption period of Microsoft technology updates including Windows Vista, Office 2007 and Exchange Server 2007. We believe the relatively low level of backlog for the Technology Infrastructure Practice Area as of March 31, 2007 resulted from this lull in demand.

Committed backlog for the Business Process Practice Area was $1,015,000 as of March 31, 2007, of which $1,005,000 is expected to be earned during the remainder of 2007 and $10,000 during 2008. Business Process revenue realized during the first quarter of 2007 plus backlog expected to be earned during the final three quarters of 2007 represents 85% of 2006 Business Process revenue. The projects included in the committed backlog for the Business Process Practice Area include a mix of projects that will be performed over a relatively short time period, primarily in the second quarter of 2007, and longer-term fixed-price support arrangements performed over specified time periods, typically annual periods. Starting and ending dates for these arrangements vary so as of March 31, 2007, remaining project terms range from days to close to a full year.

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

As of March 31, 2007, committed backlog for Interactive Media consulting services was $1,334,000, of which we expect to realize $1,281,000 during the remainder of 2007 and $53,000 during 2008. Interactive Media revenue realized during the first quarter of 2007 plus the backlog represents 172% of 2006 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for cruise ships. Backlog includes six projects of this type—for the Azamara Journey, Costa Serena, MSC Orchestra, Regent Mariner, Navigator and Voyager—for which none or only a small portion of the contract revenue have been recognized as of March 31, 2007,. Backlog also includes remaining work associated with the Royal Caribbean Liberty of the Seas.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on cruise ships in connection with the Interactive Media consulting services described above. As of March 31, 2007, committed backlog for Systems Integration was $2,626,000, all of which we expect to realize during 2007. Systems Integration revenue realized during the first quarter of 2007 plus the backlog expected to be earned during the final three quarters of 2007 represents 148% of 2006 Systems Integration revenue. Backlog for the Systems Integration segment includes interactive television system implementation projects for the seven ships listed above with related Interactive Media projects. Systems Integration backlog also includes an implementation project for a specialized Microsoft-based technology platform for a CodeLab financial services customer.

We will continue to seek additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. However, there can be no assurance that we will be successful in obtaining additional orders beyond those already received. While we believe that revenue for the Interactive Media and Systems Integration segments will likely increase in 2007, unforeseen events such as schedule delays by our customers could result in our realization of the backlog as revenue in 2008 or later.

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

The Interactive Media and Systems Integration segments collectively accounted for 20% and 22%, respectively, of our revenue and gross profit for the year ended December 31, 2006, and 31% and 32%, respectively, of our revenue and gross profit for the three months ended March 31, 2007. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger fares necessitated by rising fuel costs, security regulations, new or increased taxes and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We also expect continued concentration of revenue among significant customers and in the financial services vertical market as a result of our 2005 acquisition of CodeLab, as a small number of customers represent significant portions of CodeLab’s revenue. Any factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab.

During the year ended December 31, 2006, there were no customers accounting for 10% or greater of our consolidated revenue. During the three months ended March 31, 2007, two significant customers accounted for 18% and 11%, respectively, of our consolidated revenue. During both periods, a number of customers accounted for 10% or greater of the revenue of individual segments. The loss of any of these customers could negatively impact the Company’s results of operations and financial condition.

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

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series D, F, G and H preferred stock. A significant arrearage of dividends accrued on Series C preferred stock because dividends were not initially scheduled to be paid until within ten days of June 30, 2006. The Company’s management determined that meeting the scheduled payment was inadvisable due to liquidity considerations and a restrictive covenant in the S&T Bank Loan Agreement which prohibits payment of dividends on Series C preferred stock during the term of the agreement, which expires on September 30, 2007. The Company has indefinitely deferred payment of dividends on Series C preferred stock.

As of March 31, 2007, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $3,475,000 as of March 31, 2007 and $3,561,000 as of May 14, 2007. Payment of dividends on Series C preferred stock at any future date is subject to elimination of the restrictive covenant in the S&T Bank Loan Agreement and legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate in effect through June 30, 2006. Accrued dividends as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. Dividends on the Series C preferred stock accrued after June 30, 2006 were originally scheduled for quarterly payments. The Company also indefinitely deferred payment of the scheduled quarterly dividends until such time as the restrictive bank covenant is eliminated, legally available funds are present and management determines that payment is advisable given liquidity considerations of the Company.

As of March 31, 2007, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of March 31, 2007 and $6,000 as of May 14, 2007.

As of March 31, 2007, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of March 31, 2007 and $49,000 as of May 14, 2007.

As of March 31, 2007, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $44,000 as of March 31, 2007 and $22,000 as of May 14, 2007.

As of March 31, 2007, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $48,000 as of March 31, 2007 and $12,000 as of May 14, 2007.

See Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

Exhibit Number	Description of Exhibit (1)
10.2	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2006 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

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

ALLIN CORPORATION (Registrant)

Date: May 15, 2007	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

March 31, 2007

Exhibit Index

Exhibit Number	Description of Exhibit
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

Exhibit Number	Description of Exhibit (1)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

10.2	Summary of Bonuses Awarded to Executive Officers of Allin Corporation in Respect of 2006 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-Q are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.