Form 10-Q
period 2007-06-30
ALLIN CORP
filed 2007-08-13
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2007
Common Stock, $0.01 par value per share	7,828,981 shares

Allin Corporation

Form 10-Q

Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” and “our” refer to Allin Corporation and its subsidiaries.

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future,” “project” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors as well as throughout Part I, Item 1A – Risk Factors included in Allin Corporation’s Report on Form 10-K for the year ended December 31, 2006. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2006	June 30, 2007
	(See Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$369	$387
Accounts receivable, net of allowance for doubtful accounts of $120 and $135	4,174	7,021
Unbilled services	66	266
Current portion of note receivable from employee	3	3
Inventory	183	192
Prepaid expenses	312	167
Costs and estimated gross margins in excess of billings	7	438
Current portion of deferred income tax asset	835	451

Total current assets	5,949	8,925
Property and equipment, at cost:
Leasehold improvements	473	475
Furniture and equipment	1,296	1,465

	1,769	1,940
Less—accumulated depreciation	(1,580)	(1,658)

	189	282
Other assets:
Non-current portion of note receivable from employee	3	1
Non-current portion of deferred income tax asset	280	624
Software development costs, net of accumulated amortization of $-0- and $42	526	716
Goodwill, net of accumulated amortization of $3,742	4,961	5,074
Other intangible assets, net of accumulated amortization of $1,475 and $1,610	1,327	1,192

Total assets	$13,235	$16,814

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2006	June 30, 2007
	(See Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$—	$2,245
Accounts payable	1,133	1,100
Accrued liabilities:
Compensation and payroll taxes	261	539
Current portion of dividends on preferred stock	141	140
Other	169	353
Customer deposits	142	183
Billings in excess of costs and estimated gross margins	1,062	259
Deferred revenue	323	1,017
Income taxes payable	15	7
Accrued acquisition consideration	1,602	1,730

Total current liabilities	4,848	7,573
Non-current portion of dividends on preferred stock	3,344	3,695

Total liabilities	8,192	11,268
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 7,828,981 shares	78	78
Additional paid-in-capital	38,108	37,418
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(42,349)	(41,156)

Total shareholders' equity	5,043	5,546

Total liabilities and shareholders' equity	$13,235	$16,814

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Revenue:
Consulting services	$3,675	$4,457	$7,240	$8,882
Systems integration	1,349	1,543	2,137	2,828
Information system product sales	262	421	573	626
Other services	339	365	694	630

Total revenue	5,625	6,786	10,644	12,966
Cost of sales:
Consulting services	1,499	1,995	2,844	3,705
Systems integration	571	817	940	1,475
Information system product sales	195	298	428	452
Other services	218	275	409	483

Total cost of sales	2,483	3,385	4,621	6,115
Gross profit:
Consulting services	2,176	2,462	4,396	5,177
Systems integration	778	726	1,197	1,353
Information system product sales	67	123	145	174
Other services	121	90	285	147

Total gross profit	3,142	3,401	6,023	6,851
Selling, general & administrative expenses:
Depreciation and amortization	103	162	203	264
Loss (gain) on disposal of assets	3	—	3	(1)
Other selling, general & administrative expenses	2,173	2,759	4,587	5,277

Total selling, general & administrative expenses	2,279	2,921	4,793	5,540

Income from operations	863	480	1,230	1,311
Interest income	(1)	(1)	(1)	(1)
Interest expense	10	34	11	45

Income before provision for income taxes	854	447	1,220	1,267
Provision for income taxes	31	45	32	73

Net income	823	402	1,188	1,194
Dividends on preferred stock	285	357	565	705

Net income attributable to common shareholders	$538	$45	$623	$489

Earnings per common share - basic	$0.07	$0.01	$0.08	$0.06

Earnings per common share - diluted	$0.05	$0.01	$0.06	$0.05

Weighted average shares outstanding - basic	7,467,339	7,828,981	7,467,339	7,828,981

Weighted average shares outstanding - diluted	11,928,972	8,057,839	11,931,184	12,313,519

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	1,188	1,194
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	203	264
Loss (gain) on disposal of assets	3	(1)
Provision for deferred income taxes	20	41
Provision for uncollectable accounts receivable	31	37
Fair value expense for stock options	11	15
Changes in certain assets and liabilities:
Accounts receivable	(1,735)	(2,884)
Unbilled services	78	(200)
Inventory	(50)	(9)
Prepaid expenses	79	145
Costs and estimated gross margins in excess of billings	(183)	(431)
Software development costs	(219)	(232)
Accounts payable	114	(33)
Accrued compensation and payroll taxes	147	278
Other accrued liabilities	43	225
Customer deposits	17	41
Billings in excess of costs and estimated gross margins	(436)	(803)
Income taxes payable	(29)	(8)
Deferred revenue	488	694

Net cash flows used for operating activities	(230)	(1,667)

Cash flows from investing activities:
Proceeds from sale of assets	—	1
Capital expenditures	(70)	(179)
Acquisition of businesses	(29)	(29)

Net cash flows used for investing activities	(99)	(207)

Cash flows from financing activities:
Loan repayment received from employee	2	2
Net borrowing (repayment) on line of credit	—	2,245
Payment of dividends on preferred stock	(341)	(355)

Net cash flows (used for) provided by financing activities	(339)	1,892

Net change in cash and cash equivalents	(668)	18
Cash and cash equivalents, beginning of period	1,531	369

Cash and cash equivalents, end of period	863	387

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 2006 and 2007 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2005 and 2006, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2006. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Goodwill and Other Intangible Assets, 6—Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. It is the Company’s policy to consolidate all majority-owned subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statement of Cash Flows for the six-month period ended June 30, 2006 reflects a reclassification to the statement as originally reported to conform the prior period information to the current presentation. The increase in the allowance for doubtful accounts receivable recorded by the Company is now shown as an adjustment to reconcile net loss to net cash flows from operating activities. In the previous presentation, the increase in the allowance for doubtful accounts had been netted with the change in accounts receivable shown under changes in certain assets and liabilities. There are no changes to the net cash flows used by operating activities or the net change in cash and cash equivalents for the six-month period ended June 30, 2006.

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

Earnings Per Share

Earnings per share (“EPS”) of common stock have been computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share (“SFAS No. 128”). The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. Prior to the expiration of their exercise or convertibility period, if any, outstanding stock options, warrants and convertible preferred stock would all be considered dilutive securities under SFAS No. 128. The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

Calculation of Basic and Diluted Earnings per Common Share	Three Months Ended June 30		Six Months Ended June 30
Dollars in thousands, except per share data	2006	2007	2006	2007
Earnings per common share - basic:
Numerator:
Net income	$823	$402	$1,188	$1,194
Dividends on preferred stock	285	357	565	705

Net income attributable to common shareholders	$538	$45	$623	$489

Denominator:
Shares used in calculating basic earnings (loss) per common share	7,467,339	7,828,981	7,467,339	7,828,981
Earnings per common share – basic	$0.07	$0.01	$0.08	$0.06

Earnings per common share – diluted:
Numerator:
Net income	$823	$402	$1,188	$1,194
Dividends on preferred stock	285	357	565	705

Net income attributable to common shareholders	$538	$45	$623	$489

Add dividends on convertible preferred stock	45	—	89	89

Numerator for diluted EPS calculation	$583	$45	$712	$578

Denominator:
Weighted average common shares outstanding	7,467,339	7,828,981	7,467,339	7,828,981
Effect of outstanding stock options	175,919	288,858	178,131	198,824
Effect of convertible preferred stock	4,285,714	—	4,285,714	4,285,714

Shares used in calculating diluted net (loss) income per common share	11,928,972	8,057,839	11,931,184	12,313,519

Earnings per common share – diluted	$0.05	$0.01	$0.06	$0.05

Each of the Company’s 150 shares of Series G Convertible Redeemable Preferred Stock is convertible into 28,571 shares of the Company’s common stock. The potentially convertible shares were not included in the calculation of diluted EPS for the three-month period ended June 30, 2007 as the effect would have been anti-dilutive. The exercise price of warrants outstanding exceeded the average market price of the Company’s common stock for the three- and six-month periods ended June 30, 2006 and 2007. Accordingly, warrants were not included in the calculation of diluted EPS for those periods. Outstanding warrants to purchase common shares for which the exercise prices exceeded the respective period’s average market price of the common shares were 2,500,000 as of June 30, 2006 and 2007. The average market price of the common stock for the three- and six-month periods ended June 30, 2006 exceeded the exercise prices for 345,000 stock options outstanding as of June 30, 2006. The average market prices of the common stock for the three- and

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

six-month periods ended June 30, 2007, respectively, exceeded the exercise prices for 445,000 and 395,000 stock options outstanding as of June 30, 2007. The calculations of diluted EPS for these periods included the numbers of shares related to the stock options included in the table above.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2006 and June 30, 2007, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable based on the Company’s history with write-offs of accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful. Bad debt expense is reflected in other selling, general and administrative expenses on the Consolidated Statements of Operations when allowances on accounts receivable are increased or when accounts written off exceed available allowances.

As of June 30, 2007, one significant customer comprised 26% of the Company’s accounts receivable. As of December 31, 2006, one significant customer comprised 11% of the Company’s accounts receivable.

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

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007 include capitalized software development costs of $526,000 and $716,000, respectively, net of accumulated amortization. Software development costs include purchased software development tools, testing equipment and the cost of Company labor incurred during the period subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications but prior to commercial introduction of the software applications. Costs incurred prior to the attainment of technical feasibility in 2005 and costs incurred subsequent to commercial introduction in May 2007, consisting primarily of internal labor, have been expensed. There was no expense recorded during the three- and six-month periods ended June 30, 2006. During each of the three- and six-month periods ended June 30, 2007, $102,000 of research and development expense was recorded. Additionally, there was $42,000 of amortization expense recorded during each of the three- and six-month periods ended June 30, 2007 related to capitalized software development costs.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Market Risk Sensitive Instruments

The Company currently has not invested in derivative financial instruments or other market rate sensitive instruments.

Deferred Revenue Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of December 31, 2006 and June 30, 2007, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

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

As of December 31, 2006, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2006 and 2007 projections, the Company believed it was highly likely that contingent consideration would be paid for the second annual period ending July 31, 2007 and that the amount could be reasonably estimated as $1,623,000. As of June 30, 2007, based on subsequent operations and revised projections, the Company’s estimate of contingent consideration to be paid for the second annual period was $1,543,000. The change in estimate was recorded through reductions of $80,000 to goodwill and accrued acquisition consideration. A portion of the estimated consideration, $101,000, is expected to be recorded as expense for compensatory elements over the second annual period. Expense of $48,000 and $46,000 was included in selling, general and administrative expenses for the year ended December 31, 2006 and six-month period ended June 30, 2007 for compensatory elements for the second annual period. Expense of $7,000 was also recognized during July 2007 for compensatory arrangements. The remainder of the estimated contingent consideration for the second annual period was regarded as additional purchase price. A total of $1,522,000 was recorded as goodwill as of December 31, 2006, with the recorded balance reduced to $1,442,000 as of June 30, 2007. Accrued acquisition consideration of $1,570,000 and $1,536,000 is reflected on the Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007, respectively, related to the second annual period.

The Asset Purchase Agreement entered into in 2004 under which Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) acquired certain assets owned by, and assumed certain liabilities of, Accounting Technology

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) also provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. Any contingent purchase consideration due is to be remitted to Jimary Business Systems within sixty days of the end of each such annual period. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 is included in accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in January 2007. The contingent consideration for the second annual period was recorded as goodwill. As of March 31, 2007, on the basis of management’s evaluation of Allin Consulting-Pennsylvania’s operating results for December 2006 through March 2007 and projections for the remainder of the third annual period, the Company believed it was highly likely that contingent consideration would be paid for the annual period ending November 30, 2007 and that the amount could be reasonably estimated as $213,000. The estimated contingent consideration was regarded as additional purchase price and was recorded as goodwill. As of June 30, 2007, based on subsequent operations and revised projections, the Company’s estimate of contingent consideration to be paid for the second annual period was $192,000. The change in estimate was recorded through reductions of $21,000 to goodwill and accrued acquisition consideration. Accrued acquisition consideration of $192,000 is reflected on the Consolidated Balance Sheet as of June 30, 2007 related to the third annual period.

As of December 31, 2006 and June 30, 2007, respectively, the accrued acquisition consideration balances also include $3,000 and $2,000 related to Allin-Consulting-Pennsylvania’s 2004 acquisition of certain assets owned by McCrory & McDowell LLC and utilized in the operations of its Computer Resources division (“Computer Resources”).

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. There have been no subsequent changes to the Company’s determination regarding its previously recognized tax benefits. In 2007, the FASB issued Financial Interpretation No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (“FIN No. 48-1”), which provides clarification regarding the effective settlement of tax positions upon examination by a taxing authority. FIN No. 48-1 has not impacted the Company’s application of FIN No. 48 to date.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance regarding how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether material misstatement exists. SAB No. 108 indicates that both of the commonly used approaches for assessing the materiality of a current year misstatement should be

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

evaluated. If correcting a current year misstatement would materially alter the amount of misstatement attributable to prior years, the SEC indicates the prior year financial statements should be adjusted to reflect the correction, although previously filed reports do not need to be amended. If a registrant had properly applied one of the materiality approaches in prior years and had considered all relevant qualitative factors in its materiality assessment, it could alternately recognize the cumulative effect of applying SAB No. 108 prospectively through changes to beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the first fiscal period following November 15, 2006. Implementation of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $43,000 and $14,000 during the three-month periods ended June 30, 2006 and 2007, respectively. Cash payments for interest were $10,000 and $34,000 during the three-month periods ended June 30, 2006 and 2007, respectively. Cash payments of dividends were $175,000 during each of the three-month periods ended June 30, 2006 and 2007.

Cash payments for income taxes were $44,000 and $26,000 during the six-month periods ended June 30, 2006 and 2007, respectively. Cash payments for interest were $11,000 and $45,000 during the six-month periods ended June 30, 2006 and 2007, respectively. Cash payments of dividends were $341,000 and $355,000 during the six-month periods ended June 30, 2006 and 2007, respectively.

The Company’s Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2006 and 2007 include cash used of $29,000 related to the acquisitions of Computer Resources, Jimary Business Systems and CodeLab. The cash used has been recorded as follows:

Six months ended June 30	2006	2007
(Dollars in thousands)
Accounts Receivable	$—	$(1)
Goodwill	94	112
Accounts payable	3	—
Accrued acquisition consideration	(71)	(82)
Other accrued liabilities	5	—
Deferred revenue	(2)	—

Net cash used for acquisition of businesses	$29	$29

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of June 30, 2007, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of June 30, 2007
1996 Plan	266,000	141,055
1997 Plan	300,000	4,444
1998 Plan	375,000	115,000
2000 Plan	295,000	50,000

Total Allin Stock Plans	1,236,000	310,499

Summary of Stock Option Activity for the Allin Stock Plans from January 1, 2007 through June 30, 2007:

	Six Months Ended June 30, 2007
	Number of Options	Weighted-Average Exercise Price
January 1
Outstanding	961,650	$1.01
Exercisable	686,650	$1.27
Activity:
Granted	5,000	$0.47
Forfeitures	—	—
Exercised	—	—
Expired	59,650	$4.31

June 30
Outstanding	907,000	$0.79
Exercisable	633,000	$0.97

The 5,000 options granted in February 2007 will vest on the first anniversary of the grant date and do not include an early expiration provision.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Information for Stock Options Outstanding or Exercisable at June 30, 2007:

Information for Allin Stock Plans at June 30, 2007:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	445,000	$0.33	4.8 years	171,000	$0.28
From $1.00 to $1.99	442,000	$1.20	2.7 years	442,000	$1.20
From $2.00 to $2.99	20,000	$2.00	0.2 years	20,000	$2.00

	907,000	$0.79	3.7 years	633,000	$0.97

A total of 274,000 non-vested stock options were outstanding as of June 30, 2007, with 78,000 scheduled to vest during the remainder of 2007, 64,000 scheduled to vest in 2008, 59,000 scheduled to vest in each of the years 2009 and 2010, and 14,000 scheduled to vest in 2011, unless forfeited earlier. A total of 100,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for options to purchase 200,000 shares, which do not have an early expiration provision.

Summary of Information on Fair Value of Option Grants:

On February 13, 2007, the Company awarded options to purchase 5,000 shares of common stock under one of the Allin Stock Plans. The grant price was $0.47 per share, which was the closing market price of the Company’s common stock on the grant date. The options to purchase shares of common stock will vest on the first anniversary of the grant date. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are the assumptions for the February 13, 2007 grant under the Allin Stock Plans.

Risk free interest rate	4.75%
Expected dividend yield	0.00%
Expected life of options	7 yrs.
Expected volatility rate	152%

Fair value of options granted	$0.45

On July 10, 2007, the Company awarded options to purchase 270,000 shares of common stock under the Allin Stock Plans. The grant price was $0.85 per share, which was the closing market price of the Company’s common stock on the grant date. The options to purchase shares of common stock will vest at 20% of the award per year for five years on the anniversaries of the grant date. A total of 20,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. The following are the assumptions for the July 10, 2007 grants under the Allin Stock Plans.

Risk free interest rate	4.875%
Expected dividend yield	0.00%
Expected life of options	6.8 yrs.
Expected volatility rate	152%

Fair value of options granted	$0.82

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the three-month periods ended June 30, 2006 and 2007, the Company recognized expense of $5,000 and $7,000, respectively, related to the fair value of share-based payment arrangements. During the six-month periods ended June 30, 2006 and 2007, the Company recognized expense of $11,000 and $15,000, respectively, related to the fair value of share-based payment arrangements. Based on estimates for non-vested options outstanding as of June 30, 2007 and the options granted in July 2007, the Company anticipates future expense will be recognized related to the fair value of share-based payment arrangements of $33,000 during the remainder of 2007, $61,000 during each of the years 2008 and 2009, $57,000 during 2010, $52,000 during 2011 and $23,000 during 2012.

3. Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. As of June 30, 2007, all of the designated shares of Series C, D, F, G and H preferred stock were outstanding and the Company has no plans to issue any additional shares of any of the series of preferred stock. The order of liquidation preference of the series of the Company’s preferred stock outstanding as of this date, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Accrued dividends on Series C preferred stock were $3,654,000 as of June 30, 2007. The initial payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management determined that meeting the scheduled payment was inadvisable because, among other reasons, the Company’s credit agreement with S&T Bank currently prohibits payment of dividends on Series C preferred stock. Management deferred payment of the accrued dividends. Any future payment of dividends on Series C preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Dividends accrued as of June 30, 2006 on the Series C preferred stock compound at a rate of 12% of the liquidation value thereof per annum effective July 1, 2006. Dividends accrued subsequent to July 1, 2006 also accrue and compound at a rate of 12% per annum. Management does not currently expect dividend payments will be commenced for Series C preferred stock during the remainder of 2007 or during 2008.

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the six months ended June 30, 2007 is as follows:

(Dollars in thousands)	Additional Paid-in- Capital	Accumulated Deficit
Balance, December 31, 2006	$38,108	$(42,348)
Fair value of stock options	15	—
Dividends accrued on preferred stock	(705)	—
Net income	—	1,194

Balance, June 30, 2007	$37,418	$(41,156)

There were no changes to the other components of shareholders’ equity during this period.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4. Line of Credit

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a line of credit. The original term of the line of credit was one year, and it has subsequently been renewed for eight annual periods. The current expiration date of the line of credit is September 30, 2007. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the line of credit is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. Accounts receivable aged ninety days or less from the date of invoice are eligible for inclusion in the maximum borrowing availability, except that accounts receivable from two customers aged up to one hundred twenty days may also be included. During July 2007, the S&T Loan Agreement was amended such that a large invoice receivable from one of these customers was eligible for inclusion in the maximum borrowing availability through July 31, 2007 despite being aged greater than one hundred twenty days. The Company received payment of this invoice during July 2007.

As of June 30, 2007, maximum borrowing availability under the line of credit was $2,499,000. The July 2007 amendment to the S&T Loan Agreement temporarily increased the maximum borrowing availability by $1,408,000. The outstanding balance under the S&T Loan Agreement as of June 30, 2007 was $2,245,000. There was no outstanding balance as of December 31, 2006. The increase in the line of credit balance was primarily attributable to an increase in accounts receivable of $2,847,000 during the first half of 2007. The majority of this increase resulted from a significant February 2007 advance billing to a customer for services to be performed throughout 2007. Collection of this invoice occurred during July 2007. There was also turnover in the parties responsible for handling the Company’s account with two major cruise line customers during this period, slowing payment processing. Significant progress in collecting accounts receivable has been made during July and August 2007. As of August 3, 2007, the outstanding balance under the S&T Loan Agreement was $295,000, a net repayment of $1,950,000 since June 30, 2007.

Loans made under the revolving credit loan bear interest at the bank’s prime interest rate plus one percent. During the six months ended June 30, 2007, the rate of interest applicable to outstanding borrowings under the revolving credit loan was 9.25%. There have been no changes to the interest rate subsequent to June 30, 2007.

The revolving credit loan includes provisions granting S&T Bank a security interest in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The revolving credit loan also includes reporting requirements regarding annual audit reports, monthly financial reports, monthly accounts receivable and payable reports and weekly borrowing base certificates. The revolving credit loan also includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the first and second fiscal quarters of 2007 and is in compliance with all other covenants as of the date of filing this Report on Form 10-Q.

5. Goodwill and Other Intangible Assets

The Company follows Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), in accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but separable intangible assets deemed to have definite lives are amortized over their useful lives. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Goodwill and intangible assets associated with acquisitions prior to 2002, when SFAS Nos. 141, 142 and 144 were adopted, were valued in accordance with Accounting Principals Board Opinion No. 16, Accounting for Business Combinations (“APB No. 16”). Under APB No. 16, goodwill was an amortizable asset. The table below lists businesses acquired by the Company, year of acquisition and types of intangible assets acquired.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill

As of June 30, 2007, the Company’s Consolidated Balance Sheet includes goodwill (net of accumulated amortization) of $5,074,000. Accumulated amortization for goodwill represents amortization expense incurred through December 31, 2001, after which amortization of goodwill was discontinued. The table below reflects the changes in recognized value of goodwill during the year ended December 31, 2006 and the six-month period ended June 30, 2007, by reportable segment.

Dollars in thousands	Balance January 1, 2006	2006 Acquisition Contingent Consideration	Balance December 31, 2006	2007 Acquisition Contingent Consideration	Balance June 30, 2007
Attributed Segment:
Technology Infrastructure	$215	$90	$305	$(8)	$297
Collaborative Solutions	2,572	1,430	4,002	(62)	3,940
Business Process	178	23	201	173	374
Systems Integration	—	176	176	(5)	171
Information Systems Product Sales	44	6	50	20	70
Other Services	139	88	227	(5)	222

Total	$3,148	$1,813	$4,961	$113	$5,074

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Customer Lists and Non-Competition Agreements

As of June 30, 2007, the Company’s Consolidated Balance Sheet includes customer lists and non-competition agreements associated with acquisitions as follows:

As of June 30, 2007 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$2,662	$1,540	$1,122
Non-competition agreements	140	70	70

Total intangible assets	$2,802	$1,610	$1,192

During the year ended December 31, 2006 and the six-month period ended June 30, 2007, the customer list associated with the acquisition of CodeLab was amortized over a period ending in 2013, while the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems were amortized over periods ending in 2009. The useful lives correspond with the periods of attributed cash flows in the Company’s fair value estimates, or with CodeLab, the useful life recommended by independent appraisal at the time of acquisition. The non-competition agreement associated with the Jimary Business System acquisition is being amortized over its three-year term, while the agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the estimated cash flows for the applicable reporting units to attribute to the acquired customer lists in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired lists, future operating projections for the applicable reporting units and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows attributed to the customer lists. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors to evaluate the recorded value of the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and changes to the projected cash flows of the reporting units. Significant declines in these factors could indicate potential impairment of the customer lists. There was no impairment indicated from the annual testing as of December 31, 2006 for the customer lists.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Amortization Expense

Information regarding aggregate amortization expense recorded during the three- and six-month periods ended June 30, 2006 and 2007, and expected for the next five years, is as follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Three months ended June 30, 2006	$65
Three months ended June 30, 2007	110
Six months ended June 30, 2006	132
Six months ended June 30, 2007	177
Estimated expense to be recognized for the:
Year ended December 31, 2007	437
Year ended December 31, 2008	512
Year ended December 31, 2009	512
Year ended December 31, 2010	244
Year ended December 31, 2011	147
Year ended December 31, 2012	147

Amortization expense for each of the three- and six-month periods ended June 30, 2007 includes $42,000 of amortization for capitalized software development. Estimated amortization expense for the years ended December 31, 2007 through December 31, 2010 includes anticipated amortization for capitalized software development.

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

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities, as of December 31, 2006 and June 30, 2007, are as follows:

Deferred Tax Assets and Liabilities	December 31, 2006	June 30, 2007
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,591	$7,211
Intangible asset differences	440	410
Miscellaneous	62	80

	8,093	7,701
Valuation allowance	(6,965)	(6,573)

Net deferred tax assets	$1,128	$1,128

Deferred tax liabilities:
Intangible asset differences	$13	$53

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On the Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007, the deferred tax liabilities are netted against the non-current portion of deferred tax assets, as required by SFAS No. 109.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $1,128,000 as of December 31, 2006 and June 30, 2007. Valuation allowances offset additional net deferred tax assets. Management believed it was more likely than not as of December 31, 2006 and June 30, 2007 that the net recognized deferred tax assets would be realized in future periods. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance decreased by $1,310,000 and $392,000, respectively, during the year ended December 31, 2006 and the six-month period ended June 30, 2007. The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where historical revenue has resulted from a small number of large projects for a small number of customers concentrated in one industry. However, based on the Company’s results of operations during 2006, the backlog of committed business for future periods and management’s assessment of opportunities that might arise from the Company’s customers, as of December 31, 2006 the Company believed the risks were mitigated such that a significant reduction in valuation allowance was appropriate. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of June 30, 2007.

As of June 30, 2007, the Company estimates its potentially realizable net operating loss carryforwards are approximately $17,501,000 and $25,025,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $5,950,000 and $1,261,000, respectively, as of June 30, 2007, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2027. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards. During 2006 and the first six months of 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income.

Provision for Income Taxes

The provision for income taxes is comprised of the following for the three-and six-month periods ended June 30, 2006 and 2007:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
(Dollars in thousands)
Current
Federal	$12	$6	$12	$22
State	—	1	1	10

Total current	12	7	13	32
Deferred	326	147	449	433
Valuation Allowance	(307)	(109)	(430)	(392)

Total income tax provision	$31	$45	$32	$73

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations follows for the three- and six-month periods ended June 30, 2006 and 2007:

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
(Dollars in thousands)
Estimated provision for income taxes at federal statutory rate	$290	$152	$414	$431

Non-amortizable intangible asset	18	18	36	36
State income tax expense	—	1	1	10
Change in valuation allowance	(307)	(109)	(430)	(392)
Change in estimates and other	30	(17)	(11)	(12)

(Benefit from) provision for income taxes	$31	$45	$32	$73

Cash Payments

Cash payments for income taxes were $43,000 and $14,000 during the three-month periods ended June 30, 2006 and 2007, respectively. Cash payments for income taxes were $44,000 and $26,000 during the six-month periods ended June 30, 2006 and 2007, respectively.

Uncertainty in Income Taxes

On January 1, 2007, the Company implemented FIN No. 48, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. For the Company and its subsidiaries, U.S. federal income tax returns are filed on a consolidated basis and California income tax returns are filed on a unitary basis for the group. The Company and its subsidiaries also file various state income tax returns on a single corporation basis. The Company believes it is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2000. There were no income tax examinations in progress when the Company implemented FIN No. 48, none have subsequently commenced, nor has the Company or any of its subsidiaries been given notice of an impending examination.

The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Company also reviewed the tax benefits it expects to recognize in 2007 in estimating federal and state income tax provisions for the three- and six-month periods ended June 30, 2007 and determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the beginning and ending amount of unrecognized tax benefits and any additions, reductions and changes has been omitted.

Based on the Company’s determination that no material uncertainty was indicated regarding previously recognized or expected tax benefits, no accrual for interest and penalties was recognized upon implementation of FIN No. 48 or for the three- or six-month periods ended June 30, 2007.

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

Revenue

Information on revenue derived from external customers is as follows:

	Revenue from External Customers
(Dollars in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Technology Infrastructure	$918	$637	$2,019	$1,250
Collaborative Solutions	1,719	2,410	3,522	4,827
Business Process	486	691	936	1,437
Interactive Media	552	719	763	1,368
Systems Integration	1,349	1,543	2.137	2,828
Information System Product Sales	262	421	573	626
Other Services	339	365	694	630

Consolidated Revenue from External Customers	$5,625	$6,786	$10,644	$12,966

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

	Revenue from Related Entities
(Dollars in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Total Revenue from Services for Related Entities	$10	$99	$30	$143

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

	Gross Profit
(Dollars in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Technology Infrastructure	$514	$324	$1,181	$682
Collaborative Solutions	1,005	1,295	2,137	2,713
Business Process	243	406	502	862
Interactive Media	414	437	576	920
Systems Integration	778	726	1,197	1,353
Information System Product Sales	67	123	145	174
Other Services	121	90	285	147

Consolidated Gross Profit	$3,142	$3,401	$6,023	$6,851

Assets

Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands)	December 31, 2006	June 30, 2007
Technology Infrastructure	$1,228	$1,291
Collaborative Solutions	6,787	8,965
Business Process	915	1,393
Interactive Media	657	1,048
Systems Integration	1,956	2,320
Information System Product Sales	405	566
Other Services	1,000	1,054
Corporate & Other	287	177

Consolidated Total Assets	$13,235	$16,814

Information about Major Customers

During each of the three- and six-month periods ended June 30, 2007, one significant customer accounted for greater than 10% of the Company’s consolidated revenue as shown below. During each of the three- and six-month periods ended June 30, 2006, two significant customers accounted for greater than 10% of the Company’s consolidated revenue. A loss of any of these significant customers or a substantial decline in the level of services provided in a future period for any of these significant customers could significantly negatively impact the Company’s future results of operations and financial condition.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended June 30, 2006

720	13%	Interactive Media, Systems Integration, Information System Product Sales

661	12%	Interactive Media, Systems Integration

Three Months Ended June 30, 2007

830	12%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Six Months Ended June 30, 2006

1,299	12%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

1,066	10%	Technology Infrastructure, Collaborative Solutions, Systems Integration, Other Services

Six Months Ended June 30, 2007

1,340	10%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, utilized in the operations of the Systems Integration and Information System Product Sales segments. In recent periods, these materials purchases were highly concentrated with several major suppliers.

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. The License and Supply Agreement does not include any minimum purchase requirement. During the three-month periods ended June 30, 2006 and 2007, 53% and 9%, respectively, of materials purchases for the operations of these segments were from this major supplier. During the six-month periods ended June 30, 2006 and 2007, 45% and 16%, respectively, of materials purchases were from this major supplier.

The Business Process services provided by the Company also result in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier. During the three-month periods ended June 30, 2006 and 2007, 16% and 29%, respectively, of the Company’s overall materials purchases were from this supplier. During the six-month periods ended June 30, 2006 and 2007, 18% and 16%, respectively, of the Company’s overall materials purchases were from this supplier.

Purchases of materials utilized in Systems Integration and Information System Product Sales operations were also concentrated with other significant suppliers during the three- and six-month periods ended June 30, 2006 and 2007. A total of 11% and 17%, respectively, of materials purchases were from a major supplier during the three- and six-month periods ended June 30, 2006. A total of 10% of materials purchases were from this supplier during the six-month period ended June 30, 2007, but were not significant during the three-month period ended June 30, 2007. Another significant supplier accounted for 18% and 34%, respectively, of materials purchases for these operations during the three- and six-month

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

periods ended June 30, 2007. Another significant supplier accounted for 11% of materials purchases for these operations during the three-month period ended June 30, 2007, but were not significant during the six-month period ended June 30, 2007. Purchases from the latter two suppliers were not significant during 2006. The Company does not have a supply agreement with any of these significant suppliers. The products purchased are available from other sources.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three-month periods ended June 30, 2006 and 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future,” “project” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, integration of new businesses, dependence on key personnel, committed backlog, practice area and customer concentration, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part II, Item 1A – Risk Factors below.

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

Revenue derived from the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations. A brief description of the Company’s practice areas follows:

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 17% and 10% of the Company’s consolidated revenue during 2006 and the first six months of 2007, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 38% and 37% of the Company’s consolidated revenue during 2006 and the first six months of 2007, respectively.

•

The Business Process Practice Area provides services that help organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh and Northern California offices. Business Process revenue represented 11% of the Company’s consolidated revenue during both 2006 and the first six months of 2007.

•

The Interactive Media Practice Area offers innovative solutions including technology architecture design and applications development for the on-demand delivery of media rich video content. Interactive Media customers have historically been concentrated in the cruise industry. The Company’s customers include premiere operating brands from the world’s largest cruise organizations, Carnival Corporation & Plc. (“Carnival”), Royal Caribbean Cruises. Ltd. (“Royal Caribbean”), MSC Crociere S.p.A. (“MSC”) and NCL Corporation (“NCL”), as well as smaller cruise lines serving distinct markets. The Company’s DigiMix™ interactive television solutions support cruise lines’ onboard operations and enhance passenger amenities by providing in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication and information and other services, including food and wine orders, spa/salon information and shopping. Interactive Media’s solutions enable customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 6% and 11% of the Company’s consolidated revenue during 2006 and the first six months of 2007, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•

Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers in projects related to the services provided by the Interactive Media Practice Area. The Company’s flexible DigiMix™ interactive television platform offers solutions for digital networks and radio frequency-based or hybrid distribution systems. Thirty-six shipboard interactive television systems installed by the Company since 1996 are currently in operation. Implementation of interactive television systems is also currently in progress on five ships and under agreement for four additional ships. Management believes this represents the largest base of cruise industry interactive television operations by any provider of interactive television services. During 2006 and the first six months of 2007, Systems Integration operations also included implementation of specialized technology platforms for customers in the financial services and professional sports markets. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 14% and 22% of the Company’s consolidated revenue during 2006 and the first six months of 2007, respectively.

•

Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and related products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 7% and 5% of the Company’s consolidated revenue during 2006 and the first six months of 2007, respectively.

•

The Other Services segment reflects revenue derived from outsourced resources with varied technical skill sets that customers utilize to supplement internal staff in the execution of customer-managed projects, amounts billed for out-of-pocket costs, software license fees and other activities peripheral to the Company’s operations, including website hosting and archival services, referral commissions or placement fees. Other Services revenue represented 7% and 5% of the Company’s consolidated revenue during 2006 and the first six months of 2007.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company's business. As of June 30, 2007, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries focusing on different aspects of the Company’s consulting and systems integration operations. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended June 30, 2006 and 2007, as well as period-to-period percentage changes.

	Three Months Ended June 30,		% Increase (Decrease)
(Dollars in thousands)	2006	2007	2007
Statement of Operations Data:
Revenue	$5,625	$6,786	21%
Gross profit	3,142	3,401	8%
Selling, general and administrative expenses	2,279	2,921	28%
Net income	823	402	(51)%

Comparing the three-month periods ended June 30, 2007 and 2006, the Company experienced period-to-period increases in revenue of $1,161,000 and gross profit of $259,000. The Company’s aggregate consulting services realized increases of $782,000 (21%) in revenue and $286,000 (13%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Business Process, Interactive Media and Information System Product Sales segments. However, the Technology Infrastructure segment experienced period-to-period declines in revenue and gross profit that partially offset the increases. The Systems Integration and Other Services segments experienced period-to-period declines in gross profit despite increases in revenue, contributing to lower percentage growth in gross profit than in revenue.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $691,000 (40%) and $290,000 (29%), respectively, comparing the quarterly periods ended June 30, 2006 and 2007. Management believes the increases resulted from strong demand for sophisticated custom application solutions utilizing .NET development, Microsoft SharePoint and business intelligence technologies. Management attributes the slower growth in gross profit to wage pressure for information technology professionals.

Comparing the quarters ended June 30, 2006 and 2007, Business Process revenue and gross profit increased by $205,000 (42%) and $163,000 (67%), respectively. Management attributes the increases to strong demand for Microsoft CRM-based solutions, which resulted in several large projects during the second quarter of 2007. The corresponding period-to-period increases in Information Systems Product Sales revenue and gross profit were $159,000 (61%) and $56,000 (84%) that resulted from large sales of Microsoft CRM and related software products in association with the large Business Process projects.

Period-to-period changes in Interactive Media included increases in revenue of $167,000 (30%) and gross profit of $23,000 (6%), comparing the quarters ended June 30, 2006 and 2007. During the second quarter of 2007, Interactive Media consulting included significant project activity for technical architecture design and configuration of equipment for three significant shipboard systems, the MSC Orchestra, the Costa Crociere S.p.A. (“Costa”) Serena and the Royal Caribbean Liberty of the Seas. The second quarter of 2006 included a significant level of activity for a comparable number of shipboard systems. Comparing the three-month periods ended June 30, 2006 and 2007, Systems Integration revenue increased by $194,000 (14%). However, period-to-period Systems Integration gross profit decreased by $52,000 (7%). Management attributes the decline in gross profit percentage to the Company’s aggressive efforts over the last year to increase market share by obtaining additional cruise line customers.

During July and August 2007, the Company’s backlog for the Interactive Media and Systems Integration segments increased significantly as a result of orders received for interactive television systems for the NCL Gem and the Mercury and Galaxy of Celebrity Cruises (“Celebrity”). The systems for the Mercury and Galaxy will be replacements for systems originally installed by the Company in 1998 and 1996, respectively. The Company expects that the majority of revenue associated with the NCL Gem and Celebrity Mercury projects will be earned during the second half of 2007, while the majority of revenue associated with the Celebrity Galaxy project will be earned in 2008.

The period-to-period decreases in Technology Infrastructure revenue and gross profit were $281,000 (31%) and $190,000 (37%), respectively, comparing the three-month periods ended June 30, 2006 and 2007. Management primarily attributes the decreases to a lull in market demand during the early adoption period for Microsoft’s updated versions of several important technology products, including Windows and Office software. Management believes customers are deferring spending on technology-based projects at present in anticipation of undertaking projects following the early adoption period of the new Microsoft technology.

The increase in selling, general and administrative expenses for the quarter ended June 30, 2007, as compared to the comparable period of 2006, was $642,000. Period-to-period increases were realized in compensation for additions to the Company’s technical consulting, sales and marketing and administrative staffs, recruitment expenses, research and development expenses and depreciation and amortization.

The following table provides a summary of key financial information from the Company’s Statements of Operations for the six-month periods ended June 30, 2006 and 2007, as well as period-to-period percentage changes.

	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in thousands)	2006	2007	2007
Statement of Operations Data:
Revenue	$10,644	$12,966	22%
Gross profit	6,023	6,851	14%
Selling, general and administrative expenses	4,793	5,540	16%
Net income	1,188	1,194	1%

Comparing the six-month periods ended June 30, 2007 and 2006, the Company experienced period-to-period increases in revenue of $2,322,000 and gross profit of $828,000. The Company’s aggregate consulting services realized increases of $1,642,000 (23%) in revenue and $781,000 (18%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Business Process, Interactive Media, Systems Integration and Information System Product Sales segments. However, the Technology Infrastructure and Other Services segments experienced period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $1,305,000 (37%) and $576,000 (27%), respectively, comparing the six-month periods ended June 30, 2006 and 2007. As discussed above, management believes the increases resulted from strong demand for solutions utilizing .NET development, Microsoft SharePoint and business intelligence technologies. Management attributes the slower growth in gross profit to wage pressure for information technology professionals.

Comparing the six-month periods ended June 30, 2006 and 2007, Business Process revenue and gross profit increased by $501,000 (54%) and $360,000 (72%), respectively. Management attributes the increases to strong demand for Microsoft Dynamics SL and CRM-based solutions, which resulted in a greater number of large projects during the first half of 2007 than in the prior period. The period-to-period increases in Information Systems Product Sales revenue and gross profit were $53,000 (9%) and $29,000 (20%). Microsoft Dynamics product sales rebounded during the second quarter of 2007 as a result of large CRM-based projects after a slow first quarter.

Period-to-period changes in Interactive Media included increases in revenue of $605,000 (79%) and gross profit of $344,000 (60%), comparing the first halves of 2006 and 2007. During the first half of 2007, Interactive Media consulting included significant project activity for technical architecture design and configuration of equipment for four significant shipboard systems, as compared to three comparable projects during the first half of 2006. Comparing the six-month periods ended June 30, 2006 and 2007, Systems Integration revenue and gross profit increased by $691,000 (32%) and $156,000, respectively. As discussed above, the decline in gross profit percentage resulted from the Company’s efforts over the last year to increase market share by obtaining additional cruise line customers.

The period-to-period decreases in Technology Infrastructure revenue and gross profit were $769,000 (38%) and $499,000 (42%), respectively, comparing the six-month periods ended June 30, 2006 and 2007. Management believes customers are deferring spending on technology-based projects in anticipation of undertaking projects following the early adoption period of Windows and Office software updates introduced in late 2006 and early 2007. The negative percentage variances from prior year for revenue and gross profit were lower in the second quarter of 2007 than in the first quarter.

The increase in selling, general and administrative expenses for the six months ended June 30, 2007, as compared to the comparable period of 2006, was $747,000. Period-to-period increases were realized consistent with those noted above for the quarterly periods.

The Company’s cash balance increased from $369,000 as of December 31, 2006 to $387,000 as of June 30, 2007, an increase of $18,000. Although the overall change in cash was modest, the result reflects the netting of significant cash flows provided by financing activities, primarily line of credit borrowings, and cash flows used for operating activities, primarily working capital changes. Operating activities resulted in net cash used of $1,667,000 during the six months ended June 30, 2007. Cash generated from operations was $1,550,000 while changes in working capital resulted in a net use of $3,217,000. Working capital changes using cash included significant increases in accounts receivable and costs and estimated gross margins in excess of billings of $2,884,000 and $431,000, respectively, and a decrease in billings in excess of costs and estimated gross margins of $803,000, which were partially offset by increases in deferred revenue and accrued compensation and payroll taxes of $694,000 and $278,000, respectively. Management attributes the increase in accounts receivable to (i) a significant advance billing to a customer for 2007 services and (ii) to turnover in the parties responsible for handling the Company’s accounts with two major cruise line customers during this period, which slowed payment processing. The advance billing is also the primary reason for the increase in deferred revenue. Investing activities resulted in net cash used of $207,000, primarily $179,000 for capital expenditures and $29,000 for contingent consideration related to acquisitions. Financing activities resulted in net cash provided of $1,892,000, primarily from net borrowing of $2,245,000 on the Company’s line of credit facility, partially offset by $355,000 of preferred stock dividend payments. The increase in borrowings on the line of credit during the first half of 2007 resulted primarily from the increase in accounts receivable. The large advance billing discussed above was collected in July 2007. Significant progress has also been made in July and August 2007 in collecting accounts receivable from the cruise lines discussed above. As of August 3, 2007, the outstanding balance under the line of credit was $295,000, a net repayment of $1,950,000 since June 30, 2007. There can be no assurance that the Company’s cash balance will increase during the remainder of 2007. The use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors may further decrease the Company’s cash balance. The Company’s material obligations may require significant cash payments over the remainder of 2007 and beyond.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company’s operations include a focus on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Information Worker Solutions and Security Solutions competencies, while Allin Consulting-Pennsylvania is designated with the Microsoft Business Solutions and Networking Solutions competencies and Allin Consulting-California is designated with the Custom Development Solutions competency. The Company’s technical expertise and quality of services have been recognized by Microsoft recently through several awards. In July 2007, the Company received the worldwide award, Competing to Win Partner of the Year: Search at the 2007 Microsoft Worldwide Partner Conference for superior technology and innovation with Microsoft Search technologies. The Company also received several other awards during the conference. Allin Consulting-Pennsylvania was recognized by Microsoft’s Eastern Region as the EPG Loyalty Award – Partner of the Year and the SMS&P Marketing Excellence – Partner of the Year, while Allin Consulting-California was recognized by Microsoft’s Western Region as the Regional VP Award – Partner of the Year and with the Security Partners – Trusted Advisor Award. In July 2006, Allin Consulting-Pennsylvania received the Microsoft Eastern Region Partner of the Year Award in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft. In June 2007, the Company was selected by Microsoft for National Systems Integrator status, a national program designed to assist strategic Microsoft partners with effective marketing and delivery of solutions across multiple geographic and product segments. Allin Consulting-California also participates as a member of the Microsoft US Sales & Service Partner Advisory Council which, along with other councils, are comprised of small groups of elite partners selected to provide insight and feedback on Microsoft’s strategic direction. The Company intends to continue its specialization in Microsoft-based technology.

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

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. Over the last year, the Company has added MSC, NCL, Regent Seven Seas Cruises, Inc. (“Regent”), Disney Cruise Line (“Disney”), Fred. Olsen Cruise Lines (“Fred. Olsen”) and P&O Cruises (“P&O”) to the Interactive Media customer list, joining long-term customers Carnival, Celebrity, Costa and Royal Caribbean. Marketing for these operations focuses on the Company’s DigiMix™ interactive television solutions, which feature the latest generation applications and platform configurations. DigiMix™ solutions generate incremental revenue, support onboard operations, promote operating efficiencies, and enhance passenger services by providing on-demand in-cabin entertainment, communication and information. The DigiMix™ platform utilizes high-end digital hardware, including set top boxes and head-end video servers and encoders while supporting flexible distribution methods over digital networks and radio frequency-based or hybrid distribution systems. The Company believes flexibility in meeting customer needs is of critical importance and also offers and supports thin-client solutions for radio frequency-based distribution systems. Multiple generations of the Company’s interactive television solutions, some installed as long ago as 1996, are currently operating on thirty-six ships. The Company emphasizes the platform flexibility and cost effectiveness of the Company’s scalable interactive television solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems and the availability of comprehensive support services in its marketing efforts.

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

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Report on Form 10-K for the year ended December 31, 2006 and in Notes 1, 2, 5, 6 and 7 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related consulting and systems integration arrangements involving some or all of the following attributes: services, computer hardware and equipment for specialized technology platforms, software, and post-contract support (“PCS”). Revenue Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The arrangements underlying these projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 27% and 28% of the Company’s total revenue for the three-month periods ended June 30, 2006 and 2007, respectively, and 19% and 28% of the Company’s total revenue for the six-month periods ended June 30, 2006 and 2007, respectively.

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

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 3% and 2% of the Company’s total revenue for the three-month periods ended June 30, 2006 and 2007, respectively, and 3% and 1% of the Company’s total revenue for the six-month periods ended June 30, 2006 and 2007.

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

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and non-competition agreements associated with the Jimary Business Systems and CodeLab acquisitions. As of June 30, 2007, recognized balances for the customer lists, non-competition agreements and goodwill were $1,122,000, $70,000 and $5,074,000, respectively, net of amortization.

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

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes. Valuation allowances will reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Valuation allowances have been recorded as of June 30, 2007 based on the Company’s realizability estimates and reduce the Company’s recognized deferred tax assets to $1,128,000. The non-current portion of deferred tax assets was offset by $53,000 of non-current deferred tax liabilities, resulting in a total of $1,075,000 of current and non-current deferred tax assets being included in the Consolidated Balance Sheet as of June 30, 2007.

Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, as of December 31, 2006, based on the Company’s results of operations during 2006, the backlog of committed business for future periods and management’s assessment of opportunities that may arise from the Company’s then current customers, the Company believed the risks were mitigated such that a material reduction in valuation allowance was appropriate. The reduction in valuation allowance recognized during 2006 was $1,310,000. A further reduction in the valuation allowance of $392,000 was recognized during the first half of 2007. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of June 30, 2007 and valuation allowances offset any additional net deferred tax assets.

Management believes it is more likely than not that the deferred tax assets of $1,128,000 will be realized in future periods. During the years ended December 31, 2004, 2005 and 2006, and the six months ended June 30, 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $53,000 as of June 30, 2007, arising primarily from intangible asset differences, the difference between tax- and book-basis amortization of capitalized software development costs and the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment. See Note 6 – Income Taxes in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements of this Quarterly Report on Form 10-Q for additional information concerning the Company’s accounting for income taxes.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of June 30, 2007 includes an estimated liability for accrued acquisition consideration of $1,730,000, including $1,536,000, $192,000 and $2,000, respectively, related to the acquisitions of CodeLab in 2005 and Jimary Business Systems and Computer Resources in 2004.

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

After monitoring CodeLab’s operations through the end of 2006, management reviewed the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections to assess the likelihood of contingent consideration becoming due for the second annual period and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration would again become due to the former holders of equity interests in CodeLab at the end of the second annual period and, as of December 31, 2006, estimated the contingent consideration expected to become due as $1,623,000. Expense of $48,000 was recorded during the year ended December 31, 2006 for compensatory elements related to the estimated contingent consideration for the second annual period. The remainder of the estimated contingent consideration for the second annual period, $1,522,000, was regarded as additional purchase price and was recorded as goodwill as of December 31, 2006. Management continued to monitor the factors described above during the first half of 2007 and reduced its estimate of the liability by $80,000 as of June 30, 2007. The adjustment was recorded as a reduction of goodwill. Expense of $46,000 was recorded during the six-month period ended June 30, 2007 related to the compensatory elements of the estimated contingent consideration. The Company expects another $7,000 will be recorded as expense during the final month of the second annual period ending July 31, 2007.

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

After monitoring operations through the first quarter of 2007, management reviewed the terms of the Asset Purchase Agreement, applicable consulting and product sale revenue, and other financial information to assess the likelihood of contingent consideration becoming due for the third annual period and to prepare an estimate of the expected amount. Management determined that it was highly likely that contingent consideration would become due at the end of the third annual period at a significantly higher level than for either of the first two annual periods. The Company recorded an estimated liability of $214,000 for contingent consideration as of March 31, 2007. Management monitored the factors described above during the second quarter of 2007 and recorded a reduction of $22,000 to the liability for accrued acquisition consideration as of June 30, 2007. The adjustment was recorded as a reduction of goodwill. Management will continue to monitor the factors described above over the remainder of the third annual period ending November 30, 2007 and will adjust its estimate of the liability as necessary.

Software Development Costs. The Company’s 2006 and 2007 research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $758,000 was capitalized for software development costs between management’s determination of technical feasibility in December 2005 and commercial introduction of the software applications in May 2007. The Company also incurred research and development expenses of $90,000 in 2005 prior to the attainment of a working model demonstrating technical feasibility, and $95,000 in 2007 following commercial introduction. Management’s key judgment was determination of the point of technical feasibility. Management reviewed status reports and other records and discussed project progress with the technical management personnel overseeing the development project to determine that technical feasibility had been obtained. The Company anticipates any further costs incurred for completion of the development process related to application development for Digimix™ interactive television solutions will be expensed.

Certain Related Party Transactions

During the three- and six-month periods ended June 30, 2006 and 2007, the Company engaged in transactions with related parties, including the sale of services and products and rental payments for office space. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. The Company had previously rented the space under a month-to-month arrangement since 2002. Minimum remaining lease commitments for the Pittsburgh office space are $104,000 for the final six months of 2007, $208,000 per year from 2008 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Rental expense under these arrangements was $34,000 and $52,000 for the three-month periods ended June 30, 2006 and 2007, respectively, and $68,000 and $104,000 for the six-month periods ended June 30, 2006 and 2007. This represented 1% of selling, general and administrative expenses during the three- and six-month periods of 2006 and 2% of selling, general and administrative expenses during the three- and six-month periods of 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended June 30, 2006 and 2007 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$918	$637	(31)%
Collaborative Solutions	1,719	2,410	40%
Business Process	486	691	42%
Interactive Media	552	719	30%
Systems Integration	1,349	1,543	14%
Information System Product Sales	262	421	61%
Other Services	339	365	8%

Consolidated Revenue	$5,625	$6,786	21%

The Company realized a decrease of $281,000 in Technology Infrastructure revenue when comparing the three-month periods ended June 30, 2006 and 2007. Management believes Technology Infrastructure experienced a lull in market demand over the latter half of 2006 that continued through the first half of 2007. Management believes customers deferred spending on technology-based projects in anticipation of undertaking projects following the introduction and early adoption period for Microsoft technology updates, including Windows Vista and Office software. The respective updates were introduced in the fourth quarter of 2006 and the first quarter of 2007. However, the Company believes customers are continuing to wait to evaluate the benefits realized by early adopters of the new technology. Management believes demand related to the Microsoft technology upgrades will grow over the remainder of 2007 as more information regarding the results of early adoption is disseminated. However, management anticipates that widespread business migration to these products is most likely to occur during the latter part of 2007 and 2008. There can be no assurance that the Microsoft technology updates will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $691,000 in revenue for the Collaborative Solutions Practice Area was realized for the quarter ended June 30, 2007, as compared to quarter ended June 30, 2006. Management believes the period-to-period increase in revenue is attributable to strong demand for solutions based on custom .NET-based application development and Microsoft SharePoint and business intelligence technologies. Management expects the future level of demand for Collaborative Solutions services will be impacted by a number of factors and trends, including demand for effective portals and interfaces with transactional systems for Internet-based commerce, increasing demand for customized applications meeting specific business needs, the proliferation of web-based software applications, increasing compliance demands and the implementation of voice-over Internet protocol technology. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Management attributes the period-to-period increase in Business Process revenue of $205,000, comparing the three months ended June 30, 2007 with the three months ended June 30, 2006, to strong demand for solutions based on Microsoft Dynamics CRM technology. Several large CRM-based projects were undertaken during the second quarter of 2007. A significant portion of Business Process revenue is realized under service contracts involving a fixed fee for services over a specified time period, typically an annual period. Revenue from service contracts is recognized on a pro-rata basis over the terms of the contracts. As the Company’s Business Process practice has grown over the last three years, the Company has entered into service contracts with most customers, and the resulting growth in service contracts also contributed to the period-to-period increase in Business Process revenue.

The period-to-period increase in Interactive Media revenue when comparing the quarters ended June 30, 2006 and 2007 was $167,000. In both periods, the majority of Interactive Media revenue related to technical architecture design, configuration and implementation services, and post-installation technical support for interactive television systems installed on cruise ships. The second quarter of 2007 included the peak period of project activity for two shipboard systems and significant project activity related to a third shipboard system. During the second quarter of 2006, there were also three projects with comparable levels of activity. Management anticipates Interactive Media revenue expected to be realized over the remainder of 2007 will also represent increased levels from the comparable period of 2006. The Interactive Media Practice Area expects to perform design, development, configuration, implementation and support services associated with four additional interactive television systems expected to be installed for NCL, Azamara Cruises (“Azamara”), and Celebrity in the final half of 2007, which would result in eight ship system installations for the full year. Similar services related to only three shipboard system implementations were performed in all of 2006. Projects may experience unforeseen delays due to shipyard activity or customer preference. For instance, installations for three Regent ships originally expected to be performed during 2007 are now anticipated to occur during 2008. There can be no assurance that delays will not occur with the projects currently expected to be performed during the second half of 2007.

A period-to-period increase of $194,000 in revenue for the Systems Integration segment was realized for the three months ended June 30, 2007, as compared to the comparable period of the prior year. During the second quarter of 2007, Systems Integration revenue was realized from large projects involving the implementation of interactive television platforms aboard three ships, the MSC Orchestra, Costa Serena and Royal Caribbean Liberty of the Seas, as well as the upgrade of specialized technology platforms for a financial services customer. There were also three large ship projects with a significant level of Systems Integration activity and implementation of specialized technology platforms for a financial services customer during the second quarter of 2006. Systems Integration operations are expected to remain highly concentrated among a small number of projects and customers in future periods. Systems Integration revenue is expected to increase over the remainder of 2007 as a result of the expected installation of interactive televisions on four additional cruise ships in projects related to those discussed above for Interactive Media, and additional Systems Integration projects involving specialized financial services technology platforms. There can be no assurance, however, that projects will proceed without delays.

Revenue for the Information System Product Sales segment increased by $159,000, when comparing the second quarter of 2006 with the second quarter of 2007. Management attributes the increase to sales of Microsoft CRM technology in association with several large Business Process projects during the second quarter of 2007 and to period-to-period variability in the level of sales of Microsoft Dynamics software and interactive television equipment. Revenue for the Other Services segment increased $26,000, when comparing three-month periods ended June 30, 2006 and 2007. A significant portion of Other Services revenue in each period resulted from a small number of engagements where the Company provided outsourced technical resources to customers to augment their information technology staffs for customer-managed projects.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended June 30, 2006 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$404	$313	(23)%
Collaborative Solutions	714	1,115	56%
Business Process	243	285	17%
Interactive Media	138	282	104%
Systems Integration	571	817	43%
Information System Product Sales	195	298	53%
Other Services	218	275	26%

Consolidated Cost of Sales	$2,483	$3,385	36%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area of $91,000, comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, corresponds with the decrease in revenue but is slightly lower in percentage terms. Management attributes the change primarily to the negative effect of a low level of demand for Technology Infrastructure services on fees. The pressure on pricing resulted in an increase in the proportion of the average hourly cost of consultant labor for Technology Infrastructure to average hourly fees. A secondary factor is upward pressure on compensation for technology professionals.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $401,000 corresponds with the change in revenue but is higher in percentage terms, indicating an increase in the proportion of the average hourly cost for Collaborative Solutions consulting labor to average hourly fees. Management believes high demand for application development skills in the technology labor market is putting upward pressure on compensation resulting in labor costs increasing at a higher percentage than revenue.

The period-to-period increase in cost of sales for the Business Process Practice Area of $42,000 is primarily attributable to the increase in the level of services in the second quarter of 2007, as compared to the second quarter of 2006. The increase in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating a period-to-period decrease in the proportion of labor costs to revenue. Management believes that the Business Process staff has been able to support growth in service contract revenue that exceeds the corresponding growth in staff costs.

An increase of $144,000 was realized for Interactive Media cost of sales, comparing the three months ended June 30, 2007 with the three months ended June 30, 2006. While a period-to-period increase was also realized in revenue, the increase in cost of sales was much greater in percentage terms. Management attributes this to increased usage of higher-cost developers and consultants during the second quarter of 2007 and additional labor associated with projects following the commercial introduction of new software applications for the Company’s Digimix™ interactive television solutions.

The increase in Systems Integration cost of sales of $246,000, comparing the quarters ended June 30, 2006 and 2007, corresponds with the period-to-period change in Systems Integration revenue but is higher in percentage terms. A contributing factor to the increase was the introduction of new high-end technology with the Digimix™ platform to provide the full benefits of the updated software applications, which increased the proportion of cost of sales relative to revenue.

The increase in cost of sales of $103,000 for the Information System Product Sales segment, comparing the second quarters of 2006 and 2007, was proportional to the change in revenue. The period-to-period increase in Other Services cost of sales of $57,000 exceeded the corresponding increase in revenue in percentage terms. There was a period-to-period increase in out-of-pocket costs associated with the performance of projects during 2007. Since these are billed without markup, they increase Other Services cost of sales at a higher percentage rate than Other Services revenue.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended June 30, 2006 and 2007 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$514	$324	(37)%
Collaborative Solutions	1,005	1,295	29%
Business Process	243	406	67%
Interactive Media	414	437	6%
Systems Integration	778	726	(7)%
Information System Product Sales	67	123	84%
Other Services	121	90	(26)%

Consolidated Gross Profit	$3,142	$3,401	8%

The period-to-period decrease in gross profit of $190,000 for the Technology Infrastructure Practice Area, comparing the second quarter of 2007 to the second quarter of 2006, corresponds with period-to-period decline in revenue, but is slightly higher in percentage terms. As discussed above, management believes this result reflects the low level of demand for Technology Infrastructure services in the second quarter of 2007, which resulted in significant downward pressure on pricing, and upward pressure on compensation costs for technology professionals.

The Collaborative Solutions Practice Area experienced an improvement in gross profit of $290,000, comparing the second quarter of 2007 to the second quarter of 2006. The increase largely corresponds with significant period-to-period revenue growth, but is lower in percentage terms. Management believes the increase in gross profit resulted primarily from strong demand for custom application development services but that the labor market is placing upward pressure on compensation costs, which has resulted in a decline in period-to-period gross profit percentage.

The growth in gross profit for the Business Process Practice Area of $163,000, comparing the quarters ended June 30, 2006 and 2007, corresponds with significant period-to-period revenue growth, but was higher in percentage terms than the corresponding increase in revenue. As discussed above, management believes the growth in service contract revenue outpaced the increase in corresponding labor costs. Management also believes several large Microsoft CRM-based projects undertaken during the second quarter of 2007 have contributed to the growth in Business Process gross profit.

Interactive Media gross profit increased by $23,000 when comparing the three-month periods ended June 30, 2006 and 2007, consistent with the period-to-period increase in revenue, but lower in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of significant project activity related to three shipboard interactive television systems in the second quarter of 2007. The decline in percentage terms resulted from increased usage of higher-cost developers and consultants during the second quarter of 2007.

The period-to-period decrease in Systems Integration gross profit of $52,000, when comparing the three months ended June 30, 2007 to the comparable period of the prior year, occurred despite a period-to-period increase in revenue. A contributing factor was the introduction of new high-end technology with the Digimix™ platform to provide the full benefits of the updated software applications.

The decrease in gross profit for Information System Product Sales of $56,000, comparing the second quarters of 2006 and 2007, was consistent with the change in revenue. Other Services gross profit decreased by $31,000, when comparing the quarters ended June 30, 2006 and 2007, as a result of a higher proportion of segment activity consisting of out-of-pocket costs associated with the performance of projects.

Selling, General & Administrative Expenses

The Company recorded $2,921,000 in selling, general and administrative expenses during the three months ended June 30, 2007, including $162,000 for depreciation and amortization and $2,759,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $2,279,000 during the three months ended June 30, 2006, including $103,000 for depreciation and amortization, a $3,000 loss from disposal of assets and $2,173,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $642,000, or 28%.

The period-to-period increase in other selling, general and administrative expenses was $586,000, or 27%. Period-to-period increases were realized in compensation due to increased technical consulting, sales and marketing and administrative staffs, associated recruitment costs and the inclusion of research and development expense during the second quarter of 2007.

The increase in depreciation and amortization, comparing the second quarters of 2006 and 2007, was primarily attributable to the commencement of amortization of capitalized software development costs following the commercial introduction of the developed applications during the second quarter of 2007. Depreciation also experienced a period-to-period increase as a result of capital expenditures exceeding the cost of assets reaching the end of their depreciation periods over the second half of 2006 and the first half of 2007.

Net Income

The Company recorded net income of $402,000 for the three months ended June 30, 2007, as compared to net income of $823,000 for the three months ended June 30, 2006. The $421,000 period-to-period decrease in profitability resulted from the $642,000 increase in selling, general and administrative expenses, partially offset by the $259,000 improvement in gross profit from operations. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue

The following table sets forth revenue for the Company’s operating segments for the six-month periods ended June 30, 2006 and 2007 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$2,019	$1,250	(38)%
Collaborative Solutions	3,522	4,827	37%
Business Process	936	1,437	54%
Interactive Media	763	1,368	79%
Systems Integration	2,137	2,828	32%
Information System Product Sales	573	626	9%
Other Services	694	630	(9)%

Consolidated Revenue	$10,644	$12,966	22%

The Company realized a decrease of $769,000 in Technology Infrastructure revenue when comparing the six-month periods ended June 30, 2006 and 2007. As discussed above, management believes customers deferred spending on technology-based projects during the first half of 2007 in anticipation of undertaking projects following the introduction and early adoption period for Microsoft technology updates, including Windows Vista and Office software, in order to evaluate the benefits realized by early adopters of the new technology. Management anticipates that widespread business migration to these products is most likely to occur during the latter part of 2007 and 2008. There can be no assurance that the Microsoft technology updates will result in the future realization of Technology Infrastructure revenue equal to or greater than current levels.

A period-to-period increase of $1,305,000 in revenue for the Collaborative Solutions Practice Area was realized for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Management believes the period-to-period increase in revenue is attributable to strong demand during the first half of 2007 for solutions based on custom .NET-based application development, and Microsoft SharePoint, SQL Server 2005, Performance Point 2007 and business intelligence technologies.

Management attributes the period-to-period increase in Business Process revenue of $501,000, comparing the six months ended June 30, 2007 with the six months ended June 30, 2006, to the Business Process Practice Area undertaking more complex Dynamics SL projects and strong demand for solutions based on Microsoft Dynamics CRM technology. As the Company’s Business Process practice has grown over the last three years, The Company has entered into service contracts with most customers, and this growth in service contracts also contributed to the period-to-period increase in Business Process revenue.

The period-to-period increase in Interactive Media revenue, when comparing the six-month periods ended June 30, 2006 and 2007, was $605,000. In both periods, the majority of Interactive Media revenue related to technical architecture design, configuration and implementation services, and post-installation technical support for interactive television systems installed on cruise ships. However, the first half of 2007 included the peak period of project activity for four shipboard systems, as well as a number of smaller projects. During the first half of 2006, there were only three ship-based projects with comparable levels of activity.

A period-to-period increase of $691,000 in revenue for the Systems Integration segment was realized for the six months ended June 30, 2007, as compared to the comparable period of the prior year. During the first half of 2007,

Systems Integration revenue was realized from large projects involving the implementation of interactive television platforms aboard four ships, the Carnival Freedom, MSC Orchestra, Costa Serena and Royal Caribbean Liberty of the Seas, as well as the upgrade of specialized technology platforms for a financial services customer. Similarly, during the first half of 2006, there were also three large ship projects with a significant level of Systems Integration activity and implementation of specialized technology platforms for a financial services customer.

Revenue for the Information System Product Sales segment increased by $53,000, when comparing the first half of 2006 with the first half of 2007. Management attributes the increase to sales of Microsoft CRM technology in association with several large Business Process projects during the first half of 2007. Revenue for the Other Services segment decreased $64,000, when comparing six-month periods ended June 30, 2006 and 2007. A large placement fee was included in Other Services revenue during the first half of 2006, while no comparable fee was included during the first half of 2007.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the six-month periods ended June 30, 2006 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$838	$568	(32)%
Collaborative Solutions	1,385	2,114	53%
Business Process	434	575	32%
Interactive Media	187	448	140%
Systems Integration	940	1,475	57%
Information System Product Sales	428	452	6%
Other Services	409	483	18%

Consolidated Cost of Sales	$4,621	$6,115	32%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area of $270,000, comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, corresponds with the decrease in revenue but is slightly lower in percentage terms. Management attributes the change to the negative effect of upward pressure on compensation for technology professionals.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $729,000 corresponds with the change in revenue but is higher in percentage terms. Management believes high demand for application development skills in the technology labor market is putting upward pressure on compensation resulting in labor costs increasing at a higher percentage than revenue.

The period-to-period increase in cost of sales for the Business Process Practice Area of $141,000 is primarily attributable to the increase in the level of services in the first half of 2007, as compared to the first half of 2006. The increase in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating a period-to-period decrease in the proportion of labor costs to revenue. Management believes that Business Process staff has realized growth in service contract revenue that exceeds the corresponding growth in staff costs.

An increase of $261,000 was realized for Interactive Media cost of sales, comparing the six months ended June 30, 2007 with the six months ended June 30, 2006. While a period-to-period increase was also realized in revenue, the increase in cost of sales was much greater in percentage terms. Management attributes this to increased usage of higher-cost developers and consultants and independent contractor labor during 2007 and additional labor associated with projects following the commercial introduction of new software applications for the Company’s Digimix™ interactive television solutions.

The increase in Systems Integration cost of sales of $535,000, comparing the first halves of 2006 and 2007, corresponds with the period-to-period change in Systems Integration revenue but is higher in percentage terms. A contributing factor to the increase was the introduction of new high-end technology with the Digimix™ platform, which increased the proportion of cost of sales relative to revenue.

The increase in cost of sales of $24,000 for the Information System Product Sales segment, comparing the first halves of 2006 and 2007, was proportional to the change in revenue. The period-to-period increase in Other Services cost of sales of $74,000 was attributable a period-to-period increase in out-of-pocket costs associated with the performance of projects during 2007.

The following table sets forth gross profit for the Company’s operating segments for the six-month periods ended June 30, 2006 and 2007 and period-to-period percentage changes for each segment.

Gross Profit	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	Period-to- Period % Increase (Decrease)
(Dollars in thousands)
Technology Infrastructure	$1,181	$682	(42)%
Collaborative Solutions	2,137	2,713	27%
Business Process	502	862	72%
Interactive Media	576	920	60%
Systems Integration	1,197	1,353	13%
Information System Product Sales	145	174	20%
Other Services	285	147	(48)%

Consolidated Gross Profit	$6,023	$6,851	14%

The period-to-period decrease in gross profit of $499,000 for the Technology Infrastructure Practice Area, comparing the first half of 2007 to the first half of 2006, corresponds with period-to-period decline in revenue, but is slightly higher in percentage terms. As discussed above, management believes this result reflects the low level of demand for Technology Infrastructure services in the first half of 2007, which resulted in significant downward pressure on pricing, and upward pressure on compensation costs for technology professionals.

The Collaborative Solutions Practice Area experienced an improvement in gross profit of $576,000, comparing the first half of 2007 to the first half of 2006. The increase largely corresponds with significant period-to-period revenue growth, but is lower in percentage terms. Management believes the increase in gross profit resulted from strong demand for custom application development services but was partially offset by upward pressure on compensation costs, resulting in a period-to-period decline gross profit percentage.

The growth in gross profit for the Business Process Practice Area of $360,000, comparing the six-month periods ended June 30, 2006 and 2007, corresponds with significant period-to-period revenue growth, but was higher in percentage terms. As discussed above, management believes the growth in service contract revenue outpaced the increase in corresponding labor costs. Management also believes several large Microsoft CRM-based projects undertaken during 2007 have contributed to the growth in Business Process gross profit.

Interactive Media gross profit increased by $344,000 when comparing the six-month periods ended June 30, 2006 and 2007, consistent with the period-to-period increase in revenue, but lower in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of a larger number of significant projects in the second quarter of 2007. The period-to-period decline in gross profit percentage resulted from increased usage of higher-cost developers and consultants and independent contractor labor during the first half of 2007.

The period-to-period increase in Systems Integration gross profit of $156,000, when comparing the six months ended June 30, 2007 to the comparable period of the prior year, trailed the corresponding increase in revenue in percentage terms. A contributing factors was the introduction of new high-end technology with the Digimix™ platform to provide the full benefits of the updated software applications.

The increase in gross profit for Information System Product Sales of $29,000, comparing the first halves of 2006 and 2007, was consistent with the change in revenue. Other Services gross profit decreased by $138,000, when comparing the six-month periods ended June 30, 2006 and 2007, as a result of a higher proportion of segment activity consisting of out-of-pocket costs associated with the performance of projects during 2007 and the inclusion of a significant placement fee with no associated cost of sales in the first half of 2006.

Selling, General & Administrative Expenses

The Company recorded $5,540,000 in selling, general and administrative expenses during the six months ended June 30, 2007, including $264,000 for depreciation and amortization and $5,277,000 for other selling, general and administrative expenses, net of a $1,000 gain from disposal of assets. Selling, general and administrative expenses were $4,793,000 during the six months ended June 30, 2006, including $203,000 for depreciation and amortization, a $3,000 loss from disposal of assets and $4,587,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $747,000, or 16%.

The period-to-period increase in other selling, general and administrative expenses was $690,000, or 15%. Period-to-period increases were realized in compensation due to increased technical consulting, sales and marketing and administrative staffs, associated recruitment costs, occupancy costs and the inclusion of research and development expense during the first half of 2007.

The increase in depreciation and amortization, comparing the first halves of 2006 and 2007, was primarily attributable to the commencement of amortization of capitalized software development costs following the commercial introduction of the developed applications during May 2007. Depreciation also experienced a period-to-period increase as a result of capital expenditures exceeding the cost of assets reaching the end of their depreciation periods over the second half of 2006 and the first half of 2007.

Net Income

The Company recorded net income of $1,194,000 for the six months ended June 30, 2007, as compared to net income of $1,188,000 for the six months ended June 30, 2006. The $6,000 period-to-period increase in profitability resulted from the offsetting effects of the $828,000 improvement in gross profit from operations and the $747,000 increase in selling, general and administrative expenses, as well as period-to-period increases in interest expense and income taxes. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At June 30, 2007, the Company had cash and liquid cash equivalents of $387,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2006 was an increase of $18,000. Net cash flows used by operating activities were $1,667,000. The Company recognized net income of $1,194,000 for the six months ended June 30, 2007. The Company recorded non-cash expenses of $356,000 for depreciation of property and equipment, amortization of capitalized software development and intangible assets, provisions for deferred income taxes and uncollectible accounts receivable, and expense recognition for the fair value of outstanding stock options, net of a gain on disposal of assets resulting in net cash provided of $1,550,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $3,217,000 for the six months ended June 30, 2007. Major working capital adjustments resulting in cash used included increases in accounts receivable, unbilled services, costs and estimated gross margins in excess of billings and software development costs of $2,884,000, $200,000, $431,000 and $232,000, respectively and a decrease in billings in excess of costs and estimated gross margins of $803,000. Major working capital adjustments resulting in cash provided included a decrease in prepaid expenses of $145,000 and increases in deferred revenue, accrued compensation and payroll taxes and other accrued liabilities of $694,000, $278,000 and $225,000, respectively. A contributing factor to the increases in both accounts receivable and deferred revenue was the advanced billing of a significant amount under a customer’s arrangements for 2007 services. The significant advanced billing was collected in July 2007. Another contributing factor to the increase in accounts receivable was turnover in the parties at two cruise line customers responsible for handling the Company’s accounts, which slowed payment processing and significantly increased accounts receivable with these customers. Significant progress on collection of accounts receivable balances from these customers has been made during July and August 2007.

Investing activities resulted in a net cash use of $207,000 for the six months ended June 30, 2007, including $29,000 of contingent consideration related to the 2004 acquisitions of Jimary Business Systems and Computer Resources. Investing activities also included $179,000 of cash used for capital expenditures for computer hardware for new employees and the periodic upgrading of technology, software, furniture and equipment. Financing activities resulted in cash provided of $1,892,000 for the six months ended June 30, 2007. The Company recorded a net borrowing of $2,245,000 on its line of credit facility during the first half of 2007 as a result of the working capital adjustments discussed above. Collection of the significant advance billing and other accounts receivable subsequent to June 30, 2007 has resulted in a net repayment of $1,950,000 on the line of credit balance as of August 3, 2007. Financing activities also included the payment of preferred stock dividends of $355,000.

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement (the “S&T Loan Agreement”), under which S&T Bank agreed to extend the Company a revolving line of credit. The S&T Loan Agreement has subsequently been renewed in each of the eight succeeding years. The current expiration date of the S&T Loan Agreement is September 30, 2007. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. For two of the Company’s customers, including the customer to which the above-mentioned significant advance billing for 2007 services was made, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. During July 2007, the S&T Loan Agreement was amended such that the large advance invoice described above was eligible for inclusion in the maximum borrowing availability through July 31, 2007 despite being aged greater than one hundred twenty days.

As of June 30, 2007, maximum borrowing availability under the S&T Loan Agreement was $2,499,000. The July amendment temporarily increased the maximum borrowing availability by $1,408,000. The outstanding loan balance was $2,245,000 as of June 30, 2007. As of August, 2007, the outstanding loan balance was $295,000.

Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one percent. During the first half of 2007, the interest rate under the S&T Loan Agreement was 9.25%, which remained in effect as of June 30, 2007. There have been no changes in the interest rate subsequent to that date. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $34,000 and $45,000 related to this revolving credit loan during the three- and six-month periods ended June 30, 2007, respectively. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

The covenants also include a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the first two fiscal quarters of 2007. The Company was also in compliance with all other covenants as of this date and currently remains in compliance with all other covenants. The S&T Loan Agreement also includes reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, weekly borrowing base certificates and audit reports.

As of June 30, 2007, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. As of July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at an annual rate of 12% of the liquidation value. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through September 30, 2007. Accrued but unpaid dividends on the Series C preferred stock were $3,654,000 as of June 30, 2007 and $3,730,000 as of August 13, 2007.

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

As of June 30, 2007, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of June 30, 2007 and $6,000 as of August 13, 2007.

As of June 30, 2007, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of June 30, 2007 and $49,000 as of August 13, 2007.

As of June 30, 2007, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of June 30, 2007, the Company estimated the amount of the liquidation premium to be $3,548,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of June 30, 2007 and $22,000 as of August 13, 2007. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of June 30, 2007, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of June 30, 2007 and $11,000 as of August 13, 2007.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and that the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock will be $360,000 for the final two quarters of 2007. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2007. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

As of December 31, 2006, the Company believed it was highly likely that contingent consideration would also be due for the second annual period ending July 31, 2007 and that the amount could be reasonably estimated. Management’s estimate of accrued contingent consideration related to the CodeLab acquisition of $1,570,000 was reflected on the Consolidated Balance Sheet as of December 31, 2006. Management attributes $101,000 of the contingent consideration for the second annual period to compensatory elements, of which $48,000 was included in selling, general and administrative expenses for the year ended December 31, 2006. A total of $1,522,000 of the amount accrued as of December 31, 2006 was regarded as additional purchase price and was recorded as goodwill. During the six months ended June 30, 2007, an additional $46,000 of selling, general and administrative expense was recognized related to the compensatory elements. As of June 30, 2007, the Company recorded an $80.000 reduction to its estimate for the portion of the contingent consideration regarded as additional purchase based on financial results during the first half of 2007. Management’s adjusted estimate of accrued contingent consideration of $1,536,000 is reflected on the Consolidated Balance Sheet as of June 30, 2007. Management expects that an additional $7,000 of expense will be recognized through the end of the second annual period on July 31, 2007, related to compensatory elements. Management will monitor the results of CodeLab’s operations during the remainder of the second annual period and during the succeeding annual period. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provides for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments shall not exceed $252,000. No contingent consideration was due for the first annual period. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 was reflected as accrued purchase consideration on the Company’s Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in cash in January 2007. As of March 31, 2007, the Company believed it was highly likely that contingent consideration would also be due for the third annual period ending November 30, 2007 and that the amount could be reasonably estimated. Management’s estimate of accrued contingent consideration related to the Jimary Business Systems acquisition as of that date of $214,000 was regarded as additional purchase price and was recorded as goodwill as of March 31, 2007. Management evaluated its operations during the second quarter of 2007 and reduced its previous estimate by $22,000. A total of $192,000 is reflected as accrued acquisition consideration on the Consolidated Balance Sheet as of June 30, 2007 related to the Jimary Business Systems acquisition. The significant increase in contingent consideration for the third annual period, as compared with the preceding periods, is attributable to growth in the Company’s Business Process and Information System Product Sales

operations realized since the beginning of the third annual period and anticipated by management to continue throughout the period. There can be no assurance that management’s expectations will be realized. Should operations experience a downturn over the remainder of the period, a lesser amount of contingent consideration may be due. Management will monitor the results of operations during the remainder of the third annual period. The Company will record liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any recorded liability, and management believes payment of additional consideration is highly likely for a given period. Any contingent purchase consideration that may become due is to be remitted within sixty days of the end of the period.

Capital expenditures during the six months ended June 30, 2007 were $179,000 and included purchases of computer hardware for new employees and the Company’s periodic upgrading of technology, software, furniture and equipment. Management forecasts that capital expenditures during the remainder of 2007 will not exceed $200,000. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements for the Company’s offices. Business conditions and management’s plans may change during the remainder of 2007 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the years ended December 31, 2005 and 2006 and the six months ended June 30, 2007, respectively, capitalized software development costs of $50,000, $476,000 and $232,000 were recorded by the Company related to enhanced applications for the Company’s DigiMix™ interactive television solutions. Software development costs included purchased software development tools, testing equipment, consulting services and the cost of internal labor. The capitalized costs were incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications and prior the introduction of the developed applications on customer projects in May 2007. Following commercial introduction, capitalized software development costs are being amortized over a three-year period. Additional development costs associated with the software applications incurred will be expensed.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. There have been no subsequent changes to the Company’s determination regarding its previously recognized tax benefits. In 2007, the FASB issued Financial Interpretation No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (“FIN No. 48-1”), which provides clarification regarding the effective settlement of tax positions upon examination by a taxing authority. FIN No. 48-1 has not impacted the Company’s application of FIN No. 48 to date.

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

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance regarding how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether material misstatement exists. SAB No. 108 indicates that both of the commonly used approaches for assessing the materiality of a current year misstatement should be evaluated. If correcting a current year misstatement would materially alter the amount of misstatement attributable to prior years, SAB No. 108 indicates the prior year financial statements should be adjusted to reflect the correction, although previously filed reports do not need to be amended. If a registrant had properly applied one of the materiality approaches in prior years and had considered all relevant qualitative factors in its materiality assessment, it could alternately recognize the cumulative effect of applying SAB No. 108 prospectively through changes to beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the first fiscal period following November 15, 2006. Implementation of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended June 30, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2007, our total committed backlog for consulting services and systems integration was $12,009,000. We expect $5,242,000, $4,239,000, $1,616,000 and $912,000, respectively, of the backlog will be realized as revenue during the remainder of 2007, 2008, 2009 and the period 2010 through 2012. Consulting and systems integration revenue realized during the first half of 2007 plus backlog expected to be earned during the second half of 2007 represents 103% of 2006 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of June 30, 2007, our committed backlog for the Collaborative Solutions Practice Area was $7,586,000, of which we expected to earn $2,856,000 during the second half of 2007 and $2,353,000, $1,533,000 and $844,000, respectively, during 2008, 2009 and the period 2010 through 2012. Collaborative Solutions revenue realized during the first half of 2007 plus backlog expected to be earned during the second half of 2007 represents 105% of 2006 Collaborative Solutions revenue. The projects for our Pittsburgh and Northern California operations and some of the projects for CodeLab included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the third quarter of 2007. CodeLab also has several engagements for maintenance, analysis and support related to customers’ customized software applications which are covered by long-term agreements. During the first half of 2007, the Collaborative Solutions backlog increased significantly due to (i) an extension of the term of CodeLab’s agreement with Citigroup for a three-year period and (ii) commitments for two large engagements being obtained by Allin Consulting-California, one with a new customer and one for a new project with a previously existing customer.

Committed backlog for the Technology Infrastructure Practice Area was $1,048,000 as of June 30, 2007, of which $510,000 is expected to be earned during the remainder of 2007, $386,000 during 2008, $84,000 during 2009 and $68,000 during the period 2010 through 2012. Technology Infrastructure revenue realized during the first half of 2007 plus backlog expected to be earned during the second of 2007 represents 53% of 2006 Technology Infrastructure revenue. We expect that the majority of the projects included in the committed backlog for the Technology Infrastructure Practice Area will be performed over a relatively short time period, primarily in the third quarter of 2007. The backlog for future years relates to several long-term agreements with customers of CodeLab and one long-term project for Allin Consulting-California.

Committed backlog for the Business Process Practice Area was $899,000 as of June 30, 2007, of which $871,000 is expected to be earned during the remainder of 2007 and $28,000 during 2008. Business Process revenue realized during the first half of 2007 plus backlog expected to be earned during the second half of 2007 represents 112% of 2006 Business Process revenue. The projects included in the committed backlog for the Business Process Practice

Area include a mix of projects that will be performed over a relatively short time period, primarily in the third quarter of 2007, and longer-term fixed-price support arrangements performed over specified time periods, typically annual periods. Starting and ending dates for these arrangements vary so as of June 30, 2007, remaining project terms range from days to almost a full year.

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

As of June 30, 2007, committed backlog for Interactive Media consulting services was $948,000, of which we expect to realize $426,000 during the remainder of 2007 and $522,000 during 2008. Interactive Media revenue realized during the first half of 2007 plus the backlog expected to be earned during the second half of 2007 represents 160% of 2006 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved architecture design and configuration of interactive television systems for cruise ships. The Interactive Media backlog includes remaining work on systems for the Azamara Journey, Costa Serena, MSC Orchestra and Regent Navigator, as well as projects expected to start during the second half of 2007 or early 2008, including systems for the Azamara Quest, Fred. Olsen Balmoral, and Regent Mariner and Voyager. Backlog also includes development and technical support projects. During July and August 2007, Interactive Media backlog increased significantly as we received orders for shipboard interactive television systems for the NCL Gem and Celebrity Mercury and Galaxy. We expect that the majority of revenue associated with the NCL Gem and Celebrity Mercury projects will be earned during the second half of 2007 while we project that the majority of the revenue associated with the Celebrity Galaxy project will be earned during 2008.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on cruise ships in connection with the Interactive Media consulting services described above. As of June 30, 2007, committed backlog for Systems Integration was $1,528,000, of which we expect to realize $578,000 during the remainder of 2007 and $950,000 during 2008. Systems Integration revenue realized during the first half of 2007 plus the backlog expected to be earned during the second half of 2007 represents 129% of 2006 Systems Integration revenue. Backlog for the Systems Integration segment includes interactive television system implementation projects for the ships listed above with related Interactive Media projects. The ship system orders for the NCL Gem and Celebrity Mercury and Galaxy received during July and August 2007 also significantly increased Systems Integration backlog.

We will continue to seek additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. However, there can be no assurance that we will be successful in obtaining additional orders beyond those already received. Unforeseen events, such as schedule delays by our customers, could result in our realization of the backlog expected to be earned during the second half of 2007 as revenue in 2008 or later.

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

The Interactive Media and Systems Integration segments collectively accounted for 20% and 22%, respectively, of our revenue and gross profit for the year ended December 31, 2006, and 32% and 33%, respectively, of our revenue and gross profit for the six months ended June 30, 2007. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. Our success over the last year in obtaining new cruise lines as customers has lessened our dependence on any individual customer, but has not changed the concentration of these segments’ operations in one industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in passenger fares necessitated by rising fuel costs, security regulations, new or increased taxes and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We also expect continued concentration of revenue among significant customers and in the financial services vertical market as a result of our 2005 acquisition of CodeLab, as a small number of customers represent significant portions of CodeLab’s revenue. Any factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab.

During the year ended December 31, 2006, there were no customers accounting for 10% or greater of our consolidated revenue. During the six months ended June 30, 2007, one significant customer accounted for 10% of our consolidated revenue. During both periods, a number of customers accounted for 10% or greater of the revenue of individual segments. The loss of any of these customers could negatively impact the Company’s results of operations and financial condition.

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

As of June 30, 2007, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $3,654,000 as of June 30, 2007 and $3,730,000 as of August 13, 2007. Payment of dividends on Series C preferred stock at any future date is subject to elimination of the restrictive covenant in the S&T Bank Loan Agreement and legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate in effect through June 30, 2006. Accrued dividends as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. Dividends on the Series C preferred stock accrued after June 30, 2006 were originally scheduled for quarterly payments. The Company also indefinitely deferred payment of the scheduled quarterly dividends until such time as the restrictive bank covenant is eliminated, legally available funds are present and management determines that payment is advisable given the liquidity considerations of the Company.

As of June 30, 2007, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of June 30, 2007 and $6,000 as of August 13, 2007.

As of June 30, 2007, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of June 30, 2007 and $49,000 as of August 13, 2007.

As of June 30, 2007, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of June 30, 2007 and $22,000 as of August 13, 2007.

As of June 30, 2007, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $50,000 as of June 30, 2007 and $11,000 as of August 13, 2007.

See Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on Thursday, May 24, 2007. The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

(1)	Election of Directors for one year terms to hold office until the next Annual Meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

Nominee	Votes For	Votes Against	Votes Abstaining	Votes Withheld
Richard W. Talarico	6,495,614	0	0	129,300
Brian K. Blair	6,576,314	0	0	48,600
Anthony L. Bucci	6,576,814	0	0	48,100
William C. Kavan	6,576,314	0	0	48,600
James S. Kelly	6,576,814	0	0	48,100
Anthony C. Vickers	6,576,314	0	0	48,600

(2)	Ratification of the appointment of Malin, Bergquist & Company, LLP as independent public accountants for the Company for the year ending December 31, 2007. Votes cast were 6,576,914 for ratification, 28,000 against ratification and 20,000 abstaining.

There were a total of 7,828,981 shares of the Company’s common stock and 150 shares of the Company’s Series G preferred stock (having voting rights equivalent to a total of 794,250 shares of common stock) eligible to vote at the Annual Meeting.

Item 5.	Other Information.

As previously reported on the Current Report on Form 8-K filed by the Company on July 12, 2007, the Board of Directors of the Company on July 10, 2007 approved the grant of options to Dean C. Praskach, the Company’s Chief Financial Officer, Secretary, Treasurer, and Vice President-Finance, to purchase 20,000 shares of the Company’s common stock. The Company’s Board of Directors granted such options in conjunction with grants for the senior staff of the Company as a long term incentive as part of the Company’s overall compensation program. The Company has determined that an amendment to Mr. Praskach’s employment agreement was not required in connection with this option award, and Mr. Praskach’s option award has been memorialized in the option agreement entered into between the Company and Mr. Praskach, which is attached hereto as Exhibit 10.2.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation's Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation's Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8- K filed on July 28, 2005)

Exhibit Number	Description of Exhibit (1)
10.1	Seventh Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 9, 2007)

10.2	Option Agreement entered into between Allin Corporation and Dean C. Praskach, dated as of July 10, 2007

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

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

ALLIN CORPORATION
(Registrant)

Date: August 13, 2007	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman, President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

June 30, 2007

Exhibit Index

Exhibit Number	Description of Exhibit
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation's Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation's Registration Statement No. 333-10447 on Form S-1)

3(ii)(b)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 1998)

3(ii)(c)	Amendment to By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(c) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.2	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.3	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

4.4	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

4.5	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.6	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

Exhibit Number	Description of Exhibit (1)
4.7	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8- K filed on July 28, 2005)

10.1	Seventh Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 9, 2007)

10.2	Option Agreement entered into between Allin Corporation and Dean C. Praskach, dated as of July 10, 2007

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-Q are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.