Form 10-K
period 2007-12-31
ALLIN CORP
filed 2008-03-31
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-21395

ALLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-1795265
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania	15220-2751
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (412) 928-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,253,000 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2008
[Common Stock, $0.01 par value per share]	8,271,819 shares

DOCUMENTS INCORPORATED BY REFERENCE

Class
None	None

Allin Corporation

Form 10-K

December 31, 2007

Forward-Looking Information

Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1 – Business, Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “will,” “create,” “seek,” “growth,” “improvement” “increase,” “continue,” “toward,” “forecast,” “likely,” “plan,” “may,” “could,” “future,” “goal,” “schedule” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business, Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Compliance with Smaller Reporting Company Disclosure Requirements

Allin Corporation (the “Company”) has determined that it qualifies as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that it will take advantage of the Securities and Exchange Commission’s newly adopted rules permitting a smaller reporting company to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. Management believes that the Company will realize savings in costs and resources relating to the preparation of the Company’s Annual Report on Form 10-K and Proxy Statement from these scaled disclosure requirements. The Company has elected to comply with the scaled disclosure requirements for smaller reporting companies with respect to Part II, Item 6. Selected Financial Data and Item 7A – Quantitative and Qualitative Disclosures About Market Risk, which are not applicable to smaller reporting companies. The Company also has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation and has neither provided Compensation Discussion and Analysis nor quantified payments due to the named executives upon termination. Management believes that the scaled requirements for executive compensation disclosures are appropriate because the Company is small for a publicly-traded company, has only two named executives and has a relatively simple compensation policy and structure. As a smaller reporting company, the Company is required to follow the scaled disclosure requirements with respect to Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. The consolidated financial statements of the Company included under Part II, Item 8. Financial Statements and Supplementary Data, contain two years, rather than three, of comparative audited Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity. Similarly, the discussion set forth under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations provides comparative analysis of only the last two fiscal years, rather than the last three years. In addition, the Company has not included the tabular disclosures of contractual obligations under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2007, the organizational legal structure consists of Allin Corporation and six wholly-owned subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”), are operating subsidiaries that focus on different aspects of the Company’s consulting and systems integration operations. Allin Interactive was formed in June 1994. The other operating subsidiaries joined the Company through acquisition, Allin Consulting-California and Allin Network in November 1996, Allin Consulting-Pennsylvania in August 1998 and CodeLab in July 2005. Allin Holdings Corporation (“Allin Holdings”), formed in October 1996, is a non-operating subsidiary that provides treasury management services to the Company. Allin Interactive, CodeLab and Allin Holdings are Delaware corporations, Allin Consulting-California and Allin Network are California corporations and Allin Consulting-Pennsylvania is a Pennsylvania corporation. The Company utilizes the trade-names Allin Consulting, Allin Interactive, and CodeLab Technology Group in its operations. Management believes the trade-names are recognized in the markets the Company serves. All trade- and brand-names included in this Report on Form 10-K are the property of their respective owners.

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

•

The Business Process Practice Area provides services that help organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services were provided from the Company’s Pittsburgh, Northern California and Boston offices.

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

The consulting services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are classified by the Company as individual operating segments of its business. Aggregate consulting revenue, cost of sales and gross profit for the four practice areas are included in the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data as consulting services. The Company’s operations include three additional segments, Systems Integration, Information System Product Sales and Other Services, which correspond to separately captioned lines for revenue, cost of sales and gross profit in the Company’s Consolidated Statements of Operations. Systems integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Information System Product Sales reflects the Company’s sales of Microsoft Dynamics software, interactive television equipment and other computer hardware, software and supplies necessary for the implementation or ongoing use of technology solutions recommended by the practice areas. The Other Services segment includes the provision of technical resources that customers utilize in the execution of customer-managed projects, other sources of revenue such as software licensing, website hosting and archival fees, referral commissions and billed out-of-pocket costs associated with the Company’s operations. No customers accounted for 10% or greater of total revenue during 2007.

(b)	Financial Information About Industry Segments

Financial information concerning the industry segments in which the Company operates is included in Note 14 – Industry Segment Information of the Notes to the Company’s Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data.

(c)	Narrative Description of Business

This narrative description of the business is organized in three sections as follows. The first section describes the Company’s marketing objectives, focus on Microsoft-based technology, solutions framework and delivery methods. The second section includes industry overviews for the information technology services industry, in which the Company competes, and the financial services and cruise industries, which are specific target markets of the Company’s Boston and Ft. Lauderdale-based operations. The third section includes a detailed discussion of the operations of the Company’s segments, including backlog, pricing and supply considerations, and sources of competition.

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

The Company conducts joint marketing efforts with Microsoft, which is an important source of leads for potential customers for Technology Infrastructure, Collaborative Solutions and Business Process operations. In June 2007, the Company was selected by Microsoft for National Systems Integrator status, a national program designed to assist strategic Microsoft partners with effective marketing and delivery of solutions across multiple geographic and product segments. Management believes that Microsoft’s recent series of awards to the Company (see Microsoft Technology Focus below) reflects recognition of the Company’s high quality services and ability to quickly develop solutions capabilities for new Microsoft technology. Management also believes the Company’s established relationship with Microsoft positions the Company to benefit from any future growth in Microsoft’s infrastructure-, business intelligence- and business process-based products since Microsoft has historically relied extensively on third-party partners to provide custom application development and integration services to businesses implementing its technology. Management believes that the Company’s Microsoft Gold-Certified Partner status and technical competency designations provide a competitive advantage in the marketplace. No assurance can be given, however, that any growth or change in Microsoft’s product offerings or sales or the Company’s relationship with Microsoft will result in increased revenue or improvement in results of operations for the Company.

The Company has nineteen dedicated sales and marketing personnel focused on promoting and securing engagements for the Company’s practice areas. Certain of the Company’s operational executives also devote a significant portion of their duties to sales and marketing efforts related to the Company’s operations. Sales, marketing and practice area management and technical consulting personnel work cooperatively to develop an understanding of potential and existing customers’ business issues, analyze the technological requirements and propose solutions designed to meet customer needs. Management emphasizes the importance of customer satisfaction to the Company’s consultants and seeks their contributions in developing strong customer relationships, which management views as critical in generating recurring revenue and referrals for potential customers or business. In addition to its joint efforts with Microsoft, the Company also identifies new business opportunities through management, industry and community networking, existing customers, sales lead sources, technology partner channels and participation in professional organizations. Representatives of the practice areas and marketing personnel also conduct frequent seminars on new technology developments and potential business applications as an integral component of marketing efforts. The Company also advertises in trade periodicals and their related websites, and in local-market business-oriented publications.

Potential customers for the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas include emerging organizations, mid-sized enterprises and Fortune 1000 companies seeking to achieve a competitive advantage through technology. The Company believes that businesses with annual revenue of up to $1 billion afford the Company the best opportunities for offering solutions creating value for the customers and fostering the development of long-term business relationships. Management believes smaller to mid-market companies are more likely to utilize Microsoft-oriented information technology than larger organizations and typically have less sophisticated internal technical resources. The Company will not, however, limit its marketing and sales efforts solely to customers of this size. The Company’s Pittsburgh and Northern California-based Technology Infrastructure, Collaborative Solutions and Business Process operations target businesses across a wide spectrum of industries. The Company’s experience in these regions has resulted in the development of expertise in a number of industry vertical markets, including retail, manufacturing, technology, professional services and health care.

The Boston office focuses its marketing efforts on financial services firms that require flexible, high-value software solutions, including applications that address new legislative mandates or that improve existing business processes. Management believes the Boston office’s well-tested development methodology, robust technical framework and library of extensible software components enables delivery of high quality solutions to financial services customers providing an immediate return on investment. In addition to the marketing efforts described above, the Boston office also builds awareness of its technical and financial services industry expertise through published articles.

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. Over the last eighteen months, the Company has added MSC, NCL, Regent Seven Seas Cruises, Inc. (“Regent”), Disney Cruise Line (“Disney”), Fred. Olsen Cruise Lines (“Fred. Olsen”), P&O Cruises (“P&O”) and Silversea Cruises Ltd. (“Silversea”) to the Interactive Media customer list, joining long-term customers Carnival, Celebrity, Costa and Royal Caribbean. The Company’s recent success in obtaining new orders for interactive television systems and new customers has drawn attention within the cruise industry. On October 29, 2007, the article P&O taps Allin Interactive TV for Ventura in Seatrade Insider News, a cruise industry online news service, reported on the Company’s selection as the interactive television services provider for P&O following their extensive review of interactive television offerings available to the hospitality and cruise industries. The Company’s expertise in designing and installing interactive television systems is recognized in the cruise industry, where multiple generations of the Company’s interactive television solutions, some installed as long ago as 1997, are currently operating on forty-one ships and have long been the system of choice for many of the world’s major cruise lines.

Marketing for the Interactive Media and Systems Integration operations focuses on the Company’s DigiMix™ interactive television solutions, which feature the latest generation applications and platform configurations, support onboard operations and enhance passenger amenities by providing on-demand in-cabin entertainment, communication, information and services. The Company emphasizes the platform flexibility and cost effectiveness of the Company’s scalable interactive television solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems and the availability of comprehensive support services in its marketing efforts. Management believes these factors represent advantages for the Company over its competitors and make the Company the industry leader in providing interactive television applications and systems to the cruise market.

Management believes the Company’s combination of broad technical capabilities focused on Microsoft technology and deep vertical industry experience enable the Company to effectively compete against larger organizations and differentiate its service offering.

Microsoft Technology Focus

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Microsoft has designated both Allin Consulting-Pennsylvania and Allin Consulting-California with the following competencies:

•	Advanced Infrastructure Solutions,

•	Custom Development Solutions,

•	Data Management Solutions,

•	Information Worker Solutions,

•	Microsoft Business Solutions,

•	Networking Infrastructure Solutions and

•	Security Solutions

Microsoft has recently recognized the Company’s technical expertise and quality of services through several awards. In October and December 2007, respectively, Allin Consulting-California received Northern California awards for

Customer Satisfaction and Best Practices. In July 2007, at the 2007 Microsoft Worldwide Partner Conference, the Company received the worldwide award Competing to Win Partner of the Year: Search for superior technology and innovation with Microsoft Search technologies. The Company also received several other awards during the conference. Allin Consulting-Pennsylvania was recognized by Microsoft’s Eastern Region as the EPG Loyalty Award – Partner of the Year and the SMS&P Marketing Excellence – Partner of the Year, while Allin Consulting-California was recognized by Microsoft’s Western Region as the Regional VP Award – Partner of the Year and with the Security Partners – Trusted Advisor Award. In July 2006, Allin Consulting-Pennsylvania received the Microsoft Eastern Region Partner of the Year Award in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft.

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

Industry Overviews

Information Technology Services

The Company competes in the domestic information technology (“IT”) services market. Industry analysts generally regard this market as consisting of consulting services, which focuses on IT architecture design and management, customized application development, implementation and integration of applications, and application and infrastructure outsourcing. The Company’s core operations focus on all of these areas except outsourcing.

Industry analyst IDC estimated 2007 North American information technology services spending at $210.5 billion, as reported in the IDC Daily Graphic of January 9, 2008. IT services’ growth forecast for 2008 is expected to be only 2.8%, according to industry analyst Forrester Research, Inc. in its December 27, 2007 report US IT Market Outlook And Summary: Q4 2007. The Forrester report cited a troubled economic outlook in the United States as the primary reason for the low growth rate forecast for 2008, due to a combination of lingering credit market problems resulting from the 2007 collapse of the subprime mortgage market, falling housing values and high energy prices. Forrester believes these factors threaten to push the domestic economy into recession. Despite the economic outlook, analysts believe prospects for 2008 are brighter for IT services than other technology-based business segments as companies can turn to IT services for cost-saving measures, as reported in the International Herald Tribune article Analysts seeing a grimmer outlook for US tech spending than originally forecast (February 11, 2008 edition). In addition to slowing growth, domestic economic conditions are also likely to slow merger and acquisition activity in the IT services industry. The Fourth Quarter 2007 Valuation & Deal Insights report from Martin Wolf Securities indicates business valuations will be soft as credit market problems make new debt more difficult to obtain and private equity providers will take a conservative approach in investing during the economic slowdown. Analysts’ expectations for 2009 are brighter. The Forrester report US IT Market Outlook And Summary: Q4 2007 predicts IT spending will increase in 2009 as companies invest in new technologies that can deliver improved business results.

The December 2007 IDC report IDC Predictions 2008: The Post-Disruption Marketplace Takes Shape notes that recent years have included the early stages of technology developments expected to profoundly transform the IT market, such as software as a service (“SaaS”) and a movement to open source software architecture. IDC also describes the growing importance of small and mid-sized businesses and emerging IT markets worldwide to the industry. The IDC report predicts that a significant industry development in 2008 will be the movement of these disruptive forces to the mainstream of the IT market. During 2008, IDC expects the strategic focus of IT industry’s largest market makers, such as Microsoft and IBM, will move away from the status quo toward a substantial rebuilding of their core businesses around these disruptive markets, business models and offerings. IDC believes the shift to a focus on technology as a service will blur the traditional product versus service identities of technology market makers and augers a fundamental transformation of the technology industry. The IDC report indicates a winning strategy in the disrupted technology market will feature community-driven value creation that leverages large, productive communities of partners and suppliers to create compelling customer solutions. IDC believes “solutionization” or high-volume development of targeted solutions will be necessary to drive business in the fastest growing markets, small and mid-sized businesses and emerging geographic markets. The Company believes its extensive experience as a solution-oriented consulting firm and its relationship with Microsoft position it to be a productive and effective member of the partner community on which the market makers will depend. There can be no assurance, however, that the trends identified by IDC will result in additional business opportunities or improved results from operations for the Company.

The growing virtualization of technology will be a significant technology trend during 2008. The Baseline article 2008 Baseline Crystal Ball (December 2007 edition) predicts accelerating virtualization adoption in 2008. In addition, the article Hot 8 for 2008 in the January 1, 2008 edition of Computerworld points out how virtualization will allow for faster responses to changes in what users need. The Company believes the trend toward virtualization will lead to growing opportunities for information technology services providers to assist customers with the transition to service-oriented technical architecture (“SOA”) utilizing web-based SaaS applications. The Deloitte white paper Service-Enabled Enterprise Resource Planning describes SOA as a disciplined approach for integrating and composing many end-to-end business processes spanning heterogeneous systems, multiple organizations and relationships with business partners and networks through technology standards that cut across applications with built-in flexibility to facilitate change. The article And All That SaaS in the October 1, 2007 edition of Waters, a financial technology periodical, describes key advantages to a SaaS model, including a minimal burden on the user’s technical infrastructure, instantaneous and uniform receipt of application upgrades and easier disaster recovery. The Waters article also cites a prediction by the technology research firm Gartner that 30% of new software will be delivered via the SaaS model by 2010. The virtualization trend creates promise for growth in future demand. The Forrester report US IT Market Outlook And Summary: Q4 2007 notes that during the last fifty years there have been alternating periods of technology innovation and technology digestion, with significantly higher levels of investment during periods of innovation. Forrester believes the trends discussed above represent the start of a new cycle of innovation. There can be no assurance, however, that these trends will result in additional business opportunities or improved results from operations for the Company.

Another area expected to create strong future demand for information technology services is business intelligence. The Computer Weekly article Tech Data (usage of business intelligence software) in the January 8, 2008 edition notes that business intelligence technology makes it easier to analyze the figures at the heart of a business and take the guesswork out of decision making. The article also reports that business intelligence products have improving capabilities for delivering real time financial analysis capabilities. The TMCnet article Amid Fears of Recession, Don’t Run and Hide (February 11, 2008 edition) reports the results of a Gartner survey of Chief Information Officers indicating business intelligence was the most important technology priority identified for their businesses.

Business concerns regarding information security will remain a steady source of demand for consulting, development and integration services in 2008. Well-publicized instances of data security breaches during 2007, including the exposure of 94 million credit card records by retailer TJX and 26 million veterans’ records by the Department of Veterans Affairs, have heightened awareness of the vulnerability of vast amounts of data. The 2008 Baseline Crystal Ball predictions include an expected push during 2008 for greater federal regulation compelling companies to better protect personal identifying data. The Computerworld article Hot 8 for 2008 predicts more widespread usage of encryption technology during 2008. Another developing area is dynamic security, described in the March 5, 2008 eWeek.com article Dynamic Security: Wave of the Future? as the screening of data and user routines for telltale patterns. Dynamic security represents a different approach from the traditional security focus on limiting access to data. As there is a move toward greater virtualization in technology architecture and applications, infrastructure-based access controls are expected to shift from the primary element of security strategy to a component of an integrated strategy that also involves the ongoing dynamic monitoring of data usage.

Microsoft is a dominant force in the information technology industry, particularly in software for server and client operating environments. Microsoft-oriented technology environments have historically had greater dominance in mass-market oriented products engineered to meet the most common information processing needs of individuals and small to medium-sized businesses. Microsoft’s strategy for addressing the virtualization trend in technology is described as “software-plus-services” in the February 5, 2008 internetnews.com article Ballmer Fills in ‘Software-Plus-Services’ Plan. The software-plus-services plan will not immediately transition Microsoft to a strictly Web-based business model, but rather will offer Web-based services that enhance the power of client computers running Windows and Office software. The Microsoft strategy also contemplates Web-based versions of Microsoft’s suite of Dynamics business management products. Microsoft is also introducing new pricing models to enhance its competitive position with small and mid-sized businesses, as reported in the February 5, 2008 TMCnet article Microsoft offers subscription licensing for small businesses. The article reports that Microsoft’s Open Value Subscription program is intended to give small businesses more flexible and affordable options for purchasing software. The Company maintains a strong Microsoft focus. Microsoft’s operating strategy involves leveraging a large network of third-party providers, such as the Company, for services related to its products including customized applications development and technology architecture design. Management believes that the Company is well positioned to provide Microsoft technology-based solutions that create value by addressing customer needs. There can be no assurance, however, that such trends will result in additional business or improvements in financial results for the Company.

The article Hot 8 for 2008 in the January 1, 2008 edition of Computerworld describes the essential dividing line in the labor market for IT personnel as between those possessing only technical skills and those possessing both technical skills and business acumen. The Computerworld article predicts demand will be high for individuals who combine technical knowledge with the ability to enable business solutions, while jobs based solely on technical skills will increasingly be eliminated, outsourced or moved offshore. The eWeek Strategic Partner article An IT friend in need (December 2007 edition) reports that the majority of IT managers surveyed cited their most important concern as the ability to attract and retain qualified personnel. The article points out that the shortage of qualified IT personnel can be advantageous for IT service providers as businesses may be forced to look to service providers for the combinations of IT skill sets and business experience they need. There can be no assurance that the Company will not experience increased turnover as a result of demand for professionals with IT and business skills, which may negatively impact service-based operations. Wage growth among the Company’s consultants may also be realized at a higher rate than any price increases the Company may realize from its customers.

Financial Services

The financial services industry is a significant component of the U.S. economy. According to Bureau of Economic Analysis data from the U.S. Department of Commerce, the finance and insurance sectors of the financial services industry, including banks and credit intermediaries, securities and investment enterprises, and insurance carriers generated almost $1.1 trillion of gross domestic product in 2006. According to data available on the Insurance Information Institute website, the financial services industry employed 6.2 million workers in 2006, accounting for 5.4% of total U.S. employment in private industry, and growth in the finance and insurance sectors averaged 8.2% annually over the three-year period from 2004 through 2006. However, during 2007, the financial services growth rate declined as the industry was negatively affected by significant losses related to mortgage loans. Increasing interest rates, which significantly increased consumer payment requirements on variable rate mortgages, and weakening real estate values resulted in growing incidence of foreclosures. The article Viewpoint: A Depression-Era Model for Subprime Fix in the December 21, 2007 issue of American Banker reports that as many as 25% of the mortgage loans originated during 2005 and 2006 have experienced or become significant risks for default as a result of lax underwriting standards and the use of securitization to shift repayment risk to investors.

The increase in defaults and foreclosures resulted in declines in the value of securitized mortgage debt instruments during 2007. The Investment Dealers’ Digest (January 14, 2008 edition) article High-Wire Act: Wall Street banks lost nearly half-a-trillion dollars in market cap last year. How do they get it back? reports that major financial services firms such as Bear Stearns, Citigroup and Merrill Lynch reported large losses related to their holdings of subprime mortgage debt and securitized instruments that repackaged the riskiest portions of subprime bonds. As a result of these developments, 2008 is expected to be a weak year for the financial services industry. The failure of Bear Stearns and its proposed acquisition by JPMorgan Chase on March 16, 2008 confirms such expectations. The article Happy New Year? Don’t Look for One in 2008 in American Banker (January 18, 2008 edition) forecasts that in 2008 the financial services industry will experience accelerating consumer credit defaults, disrupted markets for retail credit, commercial paper, securitization and commercial real estate, economic slowdown or recession and increased regulatory scrutiny. The Company’s Boston-based operations focus on the financial services industry. In recent years, Citigroup has been an important customer for the Boston operations. To date, the Company has not experienced a significantly negative impact on its Boston operations or its business with Citigroup as a result of financial services industry developments, but there can be no assurance that continuing weakness in this industry will not negatively impact the Company later in 2008 or in future periods.

Despite the current problems in the financial services industry, the Company continues to believe that information technology is a vital element that will enable financial services businesses to meet challenges in the marketplace, attain the scalability needed for growth and control costs. The article A New Order in the February 1, 2008 issue of Waters, a capital markets periodical, identifies extraction of value from the increasing volume and velocity of market data as the top priority facing trading firms. The article identifies a trend in capital markets from process-centric software architecture toward data- or model-driven architectures to better aggregate or consolidate data in complex, fast-moving environments. Technology is also expected to impact the capital markets through continued improvement of algorithmic-based software programs for automated trading. The key to algorithmic trading, an article in the July-September 2007 issue of the capital markets periodical The Trade, indicates that capital markets will seek algorithmic solutions that enhance performance by minimizing trade latency, are highly scalable and offer the flexibility of adaptive scripting languages, multiple venue support and robust simulation capabilities. Security concerns are another significant matter facing financial services businesses. The Waters article Cyber Threatening (February 1, 2008 edition) identifies growing risks to financial institutions including state-sponsored and other highly organized financial espionage efforts to destabilize financial markets, losses resulting from malware designed to damage computer systems and slow the operations of financial services businesses, and increasing vulnerability of vital information to increasingly sophisticated Internet-based search and networking applications.

The financial services industry is expected to continue to seek increasingly sophisticated technology to meet a changing regulatory environment. The Securities and Exchange Commission’s (“SEC”) Regulation NMS (National Market System), enacted in 2005, and the European Commission Financial Services Action Plan Markets in Financial Instruments Directive (“MiFID”), effective in November 2007, require automated security order execution at the best quoted prices and greater price transparency. The article Data Processing: Forestalling a Market Data Overload, in the January 2008 edition of Bank Technology News, reports that Regulation NMS and MiFID have resulted in an explosion of market data that will challenge capital markets firms to constantly upgrade bandwidth and processing capacity. The article also predicts continuation of the capital markets move from manual toward electronic trading. Another recent regulatory development was the November 2007 issuance of the report Blueprint for Principles Based Regulation by the Financial Services Roundtable, a coalition of leading financial services firms. As reported by American Banker in its January 11, 2008 issue, the Blueprint for Principles Based Regulation proposes six principles to guide financial regulators: fair treatment for consumers, competitive and innovative financial markets, proportionate, risk-based regulation, prudential supervision and enforcement, organizational options for servicing consumers, and management responsibilities. While it is uncertain where this regulatory initiative will lead, the Company believes the financial services industry will look for technology-based solutions to meet changes in the regulatory environment. The Company’s view is consistent with a key finding in the Deloitte Center for Banking Solutions white paper Navigating the Compliance Labyrinth The Challenge for Banks, which suggests that financial institutions have an opportunity to mitigate rising costs by approaching compliance comprehensively through reducing duplicative processes, eliminating unnecessary procedures and building the business case for more investment in technology solutions that improve efficiency and reporting.

Management believes the financial services technology developments described above, including trends toward technical infrastructure incorporating SOA concepts, growth of SaaS-based applications, improvements to algorithmic trading technology and new regulatory mandates create market opportunities. The Company will seek to capitalize on these opportunities by providing flexible, high-value technology solutions to financial services businesses that incorporate these trends and improve existing business processes, enhance connectivity or address legislative mandates. There can be no assurance, however, that the Company will be able to utilize its experience and knowledge to realize additional business from the financial services industry or that any business realized will result in an increase to the Company’s revenue and improvement to results from operations.

Cruise Industry

The cruise industry, where the Company’s Interactive Media services and systems integration operations have historically been focused, is an important force in the domestic and worldwide economies. The Cruise Lines International Association (“CLIA”), an industry organization representing cruise lines and travel agents, press release Study Results Detail Cruise Industry’s $35.7 Billion Contribution to U.S. Economy (August 29, 2007) reports that the cruise industry generated $35.7 billion of gross economic output for the U.S. economy during 2006, supporting 348,000 American jobs. Cruise News Daily reports in its February 26, 2008 edition that the European Cruise Council issued a study indicating a cruise industry impact on the European economy of €10.6 billion in direct expenditures. In its January 16, 2008 press release, As Consumers Respond Strongly to Innovation, Diversity of Cruise Experiences, Industry Anticipates Record Year, the CLIA estimated a 2007 cruise passenger level of 12.6 million for its 24 cruise line members, and forecasts an increase to 12.8 million passengers during 2008, with 82% of the passengers each year originating their cruises from North American ports. The CLIA estimates in a report, 2007 Mid-year Update, that member cruise lines control 97% of the cruise capacity marketed in North America.

The top five cruise industry organizations, based on fleet size, are Carnival, Royal Caribbean, Star Cruises Group (“Star”), Louis Cruises and MSC, with fleets of 85, 38, 21, 13 and 8 ships, respectively, per information available from their respective websites. Carnival and Royal Caribbean, the largest organizations in the cruise industry, realized fiscal year 2007 revenue of $13.0 billion and $6.1 billion, respectively (Carnival – 2007 Annual Report, Royal Caribbean – press release – January 30, 2008). Star’s reported revenue for the nine-month period ended September 30, 2007 was $2.0 billion (Interim Report to Shareholders for the three months and nine months ended September 30, 2007). Carnival and Royal Caribbean have been among the Company’s largest customers throughout this decade. Star’s largest operating entity, Norwegian Cruise Line (“NCL”) became a customer of the Company during 2007, while MSC has been a customer since 2006. The Company does not currently perform services for Louis Cruises.

The cruise industry is positioned to meet expected continued passenger growth by building new ships to increase industry capacity. As of March 11, 2008, new build orders for delivery from 2008 through 2012 total thirty ships, according to Cruise News Daily’s Guide to New Ships. The Guide indicates eight new ships are presently on schedule to enter service in each of the years 2008 and 2009, with nine, four and one, respectively, on order for delivery in 2010, 2011 and 2012. Currently, the Company has received orders for installation of interactive television systems on four of the ships entering service in 2008, the Carnival Splendor, Royal Caribbean Independence of the Seas, P&O Cruises Ventura and MSC Poesia. Twenty-three of the thirty new ships expected to enter service between 2008 and 2012 will be operated by current customers of the Company, although no assurance can be provided that the Company will receive orders for shipboard interactive television systems beyond those already received. The new ships currently under construction or on order reflect the cruise industry trend of building larger ships which provide a wider variety of passenger amenities and activities. Royal Caribbean’s 160,000 ton Freedom of the Seas is currently the largest cruise ship in the world but the distinction will be short-lived. The New York Times article The Race to Be the Biggest (February 17, 2008 edition) notes that the Royal Caribbean’s Project Genesis ships are designed for a 220,000 ton capacity and a length of 1,181 feet. Two Project Genesis ships are currently scheduled for introduction to service during 2009 and 2010.

The article What’s new for cruisers in 2008? in the January 14, 2008 issue of the St. Louis Post-Dispatch reports that the biggest industry trend for 2008 is globalization, with the cruise industry expanding the variety and geographic reach of cruise itineraries, as well as reaching out to potential customers in new markets, including Europe, Asia, Australia and South America. The article reports that cruises have become particularly attractive to Americans desiring to visit Europe as their lodging and meals are paid to the cruise lines in currently weak American dollars. The growing geographic reach of cruise operations and diversity of passengers is also contributing to an increase in popularity for longer cruises, according to the New York Times (February 17, 2008 edition) article Too Much of a Good Thing? The CLIA press release 2008 Cruise Trends: The Inside Story from Those Who Know Best (January 16, 2008) reports that the primary factor resulting in travelers picking cruises over other vacation options is the diversity of product, destinations, activities and experiences that create a unique value for cruising. The press release cites survey results indicating the top reasons for taking a cruise include value, the opportunity to see multiple destinations in one trip and convenience. The cruise industry continues to offer more variety in amenities and activities for passengers with expanded choices for dining, entertainment, sports and shore excursions. The New York Times (February 17, 2008 edition) reported in the article Upping the Ante that in an effort to outdo one another, cruise lines are creating a cruise experience that includes everything from ship-based water parks to elaborate spas and spa suites. The New York Times also describes trends toward expansion of family-oriented programs and increasing personalization of shore excursions and activities. The article Top Trends Impacting the Travel Industry Revealed in the February 12, 2008 edition of 4 Hoteliers Hospitality & Travel News cites increasing personalization of offerings as the biggest trend impacting the travel market. The Company views the trends toward greater variety in activities and the cruise lines’ desire to improve and personalize the passengers’ shipboard experience as creating a compelling case for automation of shipboard programs, particularly when coupled with growing ship size. Management believes that interactive television can be an effective component of this process. There can be no assurance, however, that such trends will result in additional business or improvements in financial results for the Company.

Achievement of future growth by the cruise industry is subject to a number of risks that may suppress demand. Increasing fuel costs are a significant concern in the industry. The article Oil prices to hit travelers in the pocketbook: Flights, cruises to cost you more as oil prices keep climbing in the March 4, 2008 edition of the South Florida Sun-Sentinel reports that the cruise lines reduced ship speeds and trimmed itinerary distances in response to rising fuel costs. Cruise lines recently implemented fuel surcharges on passengers, which led to governmental review as to whether proper notice was provided to the passengers. For instance, Cruise News Daily reported on March 12, 2008 in its article Lines Backing Off of Retroactive Fuel Supplements that the Florida Attorney General had reached an agreement with Royal Caribbean to provide a refund of fuel surcharges imposed on passengers who had booked cruises prior to Royal Caribbean’s announcement of the imposition of the surcharges. According to this article, the Florida Attorney General was in discussions with Carnival regarding Carnival’s imposition of fuel surcharges.

Proposed changes in customs regulations represent another significant risk to cruise industry operations. The Detroit Free Press reports in a February 18, 2008 article New rule would turn cruise tourism industry upside down regulations proposed by the U.S. Customs and Border Protection agency would require foreign-flagged vessels including U.S. ports on their itineraries to make foreign itinerary stops last a minimum of forty-eight hours, comprise more than half their port time, and allow passengers to go ashore at each foreign port. The article notes that the proposed regulations are intended to encourage cruise lines to change vessel registration to U.S.-flagged cruise operations. The change in registration would subject the cruise lines to various U.S. laws, including U.S. labor laws and would drive up the costs of operation. If the proposed regulations are adopted, the impact on the cruise industry would be significant as virtually all of the cruise ships currently operating at American ports are foreign-flagged.

In recent years, the cruise industry also has received negative publicity regarding safety and crime on ships, pollution and outbreaks of illness on ships. Although the cruise industry has reacted strategically to minimize the negative impact of these factors to date, the risks described above could negatively impact the cruise industry in the future which may in turn decrease future opportunities for the Company’s Interactive Media and Systems Integration operations.

Operations

The consulting services performed by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are reported in aggregate as consulting services on the Company’s Consolidated Statements of Operations. Consulting services comprise a substantial majority of the Company’s current activity and have grown in importance to the Company over the last three years. Consulting services are closely aligned with the Company’s strategic focus as a provider of Microsoft-based information technology and interactive media-based services. The following table sets forth the percentages of total revenue represented by consulting services for the two years ended December 31, 2007.

	Year Ended December 31
Percentage of Total Revenue	2007	2006
Consulting services	69%	73%

One significant customer, Citigroup, accounted for 11% of the Company’s consulting revenue during 2007. Discussion regarding the operations of each of the Company’s segments follows.

Technology Infrastructure

The following table sets forth the percentages of consulting services and total revenue for the Company’s Technology Infrastructure operations for the two years ended December 31, 2007.

Technology Infrastructure Percentage of	Year Ended December 31
	2007	2006
Consulting Services Revenue	14%	24%
Total Revenue	10%	17%

During 2007, one significant customer, Citigroup, accounted for 12% of Technology Infrastructure revenue.

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

Technology Infrastructure services focus on designing and implementing reliable and scalable communication, networking and application platforms. Network and application architecture solutions for wide and local area networks feature Microsoft technology including Windows Server, Identity Integration Server, Active Directory and SQL Server. Messaging and collaboration projects utilize Exchange Server, SharePoint Technologies, Office System and Office Communications Server to provide solutions for creation, storage and sharing of information. Operations management and security solutions utilize Microsoft Forefront, System Center software including Operations Manager, Configuration Manager, Data Protection Manager and Virtual Server Manager as well as Microsoft Intelligent Application Gateway technology. The Company believes that Technology Infrastructure services enable customers to incorporate new applications and new technologies into existing information systems quickly and with minimal disruption.

Revenue for the Technology Infrastructure Practice Area declined 26% comparing 2007 with 2006, which management attributes to a number of factors, including lower than expected market demand for solutions based on Microsoft’s updated version of Windows operating software and increasing domestic economic uncertainty through the second half of 2007 and the early portion of 2008. Demand for Technology Infrastructure services can be sensitive to economic conditions. Infrastructure solutions can represent a high total cost to customers as such services will frequently require customers to also incur substantial costs to buy new hardware, software or networking equipment, in addition to the consulting services, in order to realize the potential benefits of recommended solutions. Management also believes that customers following current trends in technology may be conservative in spending on technology infrastructure at present while they formulate their strategy for the anticipated transition to SOA technology models, as discussed below.

Management believes that despite the recent soft level of demand for Technology Infrastructure services, certain trends in technology are favorable to future long-term growth for Technology Infrastructure. Foremost among these trends is the anticipated business transition toward SOA technology models utilizing software delivered as a web-hosted, on-demand service. Management anticipates businesses will be increasingly driven to reevaluate their entire technology infrastructure architecture and will require the level of expert assistance that the Company can provide. Continuing business information security concerns over intrusion threats and demand for data storage solutions that meet increasing data availability and compliance requirements are other trends that management expects will generate demand in future periods. There can be no assurance that any of these trends or product introductions will result in any growth in Technology Infrastructure revenue or that any growth realized will result in improvement to the Company’s results of operations and financial condition.

Technology Infrastructure consulting is performed by both of the Allin Consulting subsidiaries and CodeLab utilizing personnel based in the Company’s Northern California, Pittsburgh and Boston locations. Allin Network also provides limited network monitoring and consulting services from Pittsburgh. The majority of services in 2007 were billed on an hourly-fee basis with the remainder based on fixed prices or arrangements under which fixed amounts were charged for services for specified calendar periods.

Backlog. As of December 31, 2007, the committed backlog for the Technology Infrastructure Practice Area was $810,000, of which $519,000 is expected to be earned in 2008, $170,000 in 2009, $99,000 in 2010 and $22,000 in 2011 and 2012. As of December 31, 2006, the committed backlog for Technology Infrastructure was $434,000. Management believes the increase in period-to-period backlog levels comparing December 31, 2007 to December 31, 2006 is attributable primarily to the 2007 addition of long-term engagements for monitoring of customers’ technology infrastructure by the Boston operations. The majority of the 2008 backlog is expected to be earned during the first half of the year. Committed backlog as of December 31, 2007 includes both large and small projects for a diverse group of customers. During February 2008, Technology Infrastructure backlog significantly increased with the award of a large project to establish a core shared environment based on a wide area network and a common directory service for a foundation supporting schools in high-need areas.

There are common attributes to pricing, supply considerations and competition for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Discussion related to these topics is presented below under Business Process.

Collaborative Solutions

The following table sets forth the percentages of consulting services and total revenue for the Company’s Collaborative Solutions operations for the two years ended December 31, 2007.

Collaborative Solutions Percentage of	Year Ended December 31
	2007	2006
Consulting Services Revenue	56%	53%
Total Revenue	38%	38%

During 2007, there were no customers accounting for 10% or more of Collaborative Solutions revenue.

The Collaborative Solutions Practice Area provides custom solutions focused on automating and streamlining key business activities to optimize the creation, storage, sharing and retrieval of information for decision making. Collaborative Solutions services provide tools to empower customer personnel with information for fast and effective decision making and strive to increase customer productivity, eliminate inefficiencies and reduce costs. Collaborative Solutions organizes raw data into understandable information that can provide customers with competitive advantages. Collaborative Solutions provides scalable solutions that focus on application development based on Microsoft’s .NET framework. Collaborative Solutions also provides portal and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions’ .NET application development creates powerful systems that are responsive to customer’s specific business needs, integrate across enterprise systems and are flexible to accommodate future requirements. Portal and information workflow solutions ensure that understandable information is delivered quickly and efficiently. Business intelligence solutions organize a wealth of data into understandable business information for decision making. Enterprise project management solutions streamline and improve the project management process, improve project performance and provide better insight into an organization’s portfolio of projects.

Collaborative Solutions’ portal and information workflow solutions utilize Active Directory, SharePoint Server, InfoPath and SQL Server. Business intelligence solutions are typically based on PerformancePoint, SQL Server and Analysis Services and are accessed through analytical tools including Excel and SQL Reporting Services, as well as other third-party tools. Customized applications are developed based on Microsoft’s .NET framework utilizing Visual Studio.NET. Enterprise project management solutions are typically based on Microsoft Project and Project Server, SQL Server, Reporting Services, Analysis Services and other third-party tools.

Management believes the 32% increase in Collaborative Solutions revenue comparing 2007 to 2006 is attributable to multiple factors, including strong demand for business intelligence solutions and custom application development based on the Microsoft .NET framework, and SQL Server and SharePoint technology.

Management expects the future level of demand for Collaborative Solutions services will be impacted by a number of factors and trends, including increasing demand for customized applications meeting specific business needs, growing virtualization of technology environments and proliferation of web-based SaaS applications, increasing demand for technology-based solutions by small and medium-sized businesses and increasing compliance demands. There can be no assurance, however, that the Company will realize revenue growth in future periods for its Collaborative Solutions services as a result of these or any other factors.

Collaborative Solutions consulting is performed by both of the Allin Consulting subsidiaries and CodeLab utilizing personnel based in the Company’s Northern California, Pittsburgh and Boston locations. The majority of services in 2007 were billed on an hourly-fee basis with the remainder based on fixed prices or arrangements under which fixed amounts were charged for services for specified calendar periods.

Backlog. As of December 31, 2007, committed backlog for the Collaborative Solution Practice Area was $5,475,000, of which $3,329,000 is expected to be earned in 2008, $1,363,000 in 2009, $740,000 in 2010 and $43,000 in 2011 and 2011. As of December 31, 2006, the committed backlog for the Collaborative Solutions Practice Area was $2,144,000. Management believes the period-to-period increase in Collaborative Solutions backlog is primarily attributable to an extension of the term of CodeLab’s agreement with Citigroup for a three-year period. Committed backlog as of December 31, 2007 includes both large and small projects for a diverse group of customers. The majority of Collaborative Solutions backlog for 2008 is expected to be earned during the first half of the year.

Business Process

The following table sets forth the percentages of consulting services and total revenue for the Company’s Business Process operations for the two years ended December 31, 2007.

Business Process Percentage of	Year Ended December 31
	2007	2006
Consulting Services Revenue	17%	15%
Total Revenue	12%	11%

The Business Process Practice Area designs and implements solutions based on Microsoft business management software that help diverse organizations automate processes, make more profitable decisions and accelerate growth. Business Process provides customized development, implementation and support services for the full range of Microsoft Dynamics financial accounting and enterprise resource planning software, including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Solutions based on Dynamics CRM assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools.

Management attributes the substantial period-to-period increase in Business Process revenue of 41%, comparing 2007 to 2006, to growth in services based on Dynamics CRM technology both in Pittsburgh and Northern California, and larger and more complex Dynamics GP and SL projects during 2007.

Business Process services were performed utilizing personnel based in the Company’s Pittsburgh and Northern California location during 2007. The majority of services in 2007 were billed on an hourly basis. Technical support services are also provided through arrangements under which fixed amounts are charged for services for specified calendar periods. Revenue is pro-rated over the applicable period.

Backlog. As of December 31, 2007, committed backlog for the Business Process Practice Area was $871,000, all of which is expected to be earned in 2008. As of December 31, 2006, the committed backlog for the Business Process Practice Area was $858,000. Committed backlog as of December 31, 2007 consists of projects of varying size for a large and diverse group of customers. The majority of Business Process backlog for 2008 is expected to be earned during the first half of the year.

The following discussion of pricing, supply considerations and competition relates to the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas.

Pricing. Average billing rates for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas for the year ended December 31, 2007 were $154 per hour for Northern California-based operations and $107 per hour for Pittsburgh-based operations. Comparable average billing rates for the year ended December 31, 2006 were $143 per hour for Northern California-based operations and $100 per hour for Pittsburgh-based operations. This represents period-to-period increases in average billing rates of 6% and 7%, respectively, for Northern California and Pittsburgh operations. Management believes the increases in average billing rate comparing 2007 to 2006 are attributable to several factors, including strong demand for business intelligence solutions and custom application development based on the Microsoft .NET framework, SQL Server and SharePoint technology and growth in Business Process operations, including the ability to undertake more complex projects, with higher associated billing rates. Management does not believe inflation resulting from general economic conditions was a significant factor in the changes in average bill rates and, consequently, did not significantly impact the Company’s revenue or net income.

A significant portion of the Boston-based Technology Infrastructure and Collaborative Solutions project activity was performed on engagements under which fixed amounts were charged for services for specified calendar periods, and consequently Boston average revenue per hour is subject to greater variation based on customer service requirements. Boston average rates were $113 per hour during the year ended December 31, 2007 as compared to $118 per hour during the year ended December 31, 2006. Management believes the period-to-period decline is primarily attributable to an increase in the technical headcount with new staff typically possessing a shorter professional experience and lower revenue realization.

Supply Considerations. The services performed by the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas are primarily labor intensive and are provided by the Company’s professional technical consultants. The Company maintains an ongoing search and recruitment process, including use of professional recruiters and online recruiting sites, solicitation of referrals from consultants and industry contacts, advertising and other means, as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants, although increased demand for technology expertise in the Northern California labor market since mid-2006 has increased the difficulty of recruitment in that geographic area. Management believes the Company is perceived as being on the leading edge in implementing new Microsoft-based technology in the geographic areas in which the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas operate, as well as offering a high level of customer service. Management believes that the Company’s reputation in these markets helps to attract highly-qualified candidates for available positions with the Company’s practice areas. Compensation for the Company’s technical consulting staff is primarily salary-based, with some hourly-based employees. The Company’s management believes that a salary-based model helps to foster continuity in the consulting staff and ongoing improvement in the staff’s technical knowledge capital which consequently reduces the cost of employee turnover. As needed, the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas utilize the services of independent contractors, particularly when specialized technical knowledge is needed for certain projects. The Business Process Practice Area actively promotes the sale of the Microsoft Dynamics software suite in conjunction with its services. See below under Information System Product Sales for discussion of supply considerations related to these technology products. Other computer hardware, software and supplies purchased to support the Technology Infrastructure, Collaborative Solutions and Business Process operations and consultants are readily available from a large number of suppliers.

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

Management believes that the Company’s strongest competition comes from different sources in each of the Company’s geographic centers of operation. Pittsburgh and Northern California-based operations compete with smaller regional or local consulting firms with service specialties similar to the Company’s and with smaller national organizations with a presence in these markets. The Company’s Pittsburgh operations compete with firms such as EMC, synergIT Incorporated, AEC Plc., Project Assistants, Inc. and Cargas. The Northern California operations compete with EMC’s Microsoft-based practice and British Telecom’s INS, which both offer a broad base of services based on Microsoft technologies. The Northern California operations also compete with local and regional competitors offering specialized services. Collaborative Solutions competitors include firms such as Magenic Technologies, Inc. and Netwoven. Competitors for Technology Infrastructure include firms such as Convergent Computing.

Because the Company’s Boston operations focus on the financial services industry as a vertical target market, management believes the most effective competition comes from national consulting firms, including Accenture, Deloitte Touche Tohmatsu and Bearing Point. These large firms have an account presence in most large financial services companies. Competitors also include SunGard, a business primarily operating in the financial services market that offers industry-specific technology applications and related services to other financial services firms, and Access Data, an information technology services business that also targets the financial services vertical market. Management believes that custom software application development for the financial services market requires the type of strong domain understanding and efficient development techniques that can be effectively delivered by a smaller, more focused organization. The Company believes the financial services knowledge and focus of its Boston operations create a competitive advantage.

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

Interactive Media

The following table sets forth the percentages of consulting services and total revenue for the Company’s Interactive Media operations for the two years ended December 31, 2007.

Interactive Media Percentage of	Year Ended December 31
	2007	2006
Consulting Services	14%	8%
Total Revenue	9%	6%

As noted above, Interactive Media operations have historically been concentrated among a small number of significant customers in the cruise industry. During 2007, Carnival, NCL, Royal Caribbean, MSC, Celebrity and Costa accounted for 20%, 19%, 14%, 13%, 13% and 11%, respectively, of Interactive Media revenue. Revenue in this segment is expected to remain highly concentrated in 2008.

The Interactive Media Practice Area offers innovative solutions involving technology architecture design and applications development for the on-demand delivery of media rich video content. Interactive Media operations focus on the Company’s DigiMix™ interactive television solutions, which feature the latest generation applications and platform configurations, support onboard operations and enhance passenger amenities by providing on-demand in-cabin entertainment, communication, information and services. The applications generate incremental revenue, promote operating efficiencies and enhance customer service. The Company’s DigiMix™ interactive television applications include in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication and information and other services including food and wine orders, spa/salon information and shopping. Consulting services provided during 2007 included application development, technical architecture design, configuration and implementation related to interactive television technology, and maintenance and support services for Interactive Media’s installed base of interactive television systems.

Interactive Media Practice Area consultants have the expertise and experience in interactive media technology to develop solutions that integrate broadcasting and information system technology and provide for distribution of digital video content over digital networks, and radio frequency-based or hybrid television distribution networks. Interactive Media develops applications based on the open architecture of Microsoft products such as Windows XP and Server 2003, SQL Server and Internet Information Server. The open architecture enables significant customization of application content through commonly used programming languages. DigiMix™ solutions are Internet-accessible, provide multiple language capability and support high-end graphics and digital video content.

Since the Company’s founding in 1994, operations have involved interactive television technology. Applications have been developed by the Interactive Media Practice Area for generations of interactive television platforms utilizing both digital and analog video content. Arrays of developed applications are currently in use on forty-one cruise ships. In addition, Interactive Media’s Robotic Program Manager applications have been developed for the professional sports market, providing luxury suite services and amenities and creating incremental revenues from messaging, advertising and sponsorships. Interactive Media seeks to broaden the scope and functionality of its developed applications on an ongoing basis.

The level of Interactive Media consulting services provided to customers increased by 111% comparing 2007 to 2006. The majority of 2007 Interactive Media revenue related to application development, technical architecture design, configuration and implementation services for interactive systems for eight shipboard interactive television systems, aboard the Carnival Freedom, Azamara Journey and Quest, Costa Serena, MSC Orchestra, NCL Gem, Regent Voyager and Royal Caribbean Liberty of the Seas. During 2006, there was a comparable level of services for only three shipboard systems. As of December 31, 2007, the Company’s backlog includes orders for eight systems aboard the Celebrity Mercury, Fred Olsen Balmoral, MSC Musica and Poesia, P&O Ventura, Regent Mariner and Navigator, and Royal Caribbean Independence of the Seas. During the first quarter of 2008, orders have also been received for systems for the Carnival Splendor, Fred Olsen Braemar and Silversea Prince Albert II. Management expects that Interactive Media revenue will increase in 2008 as a result of technical application development, architecture design, configuration and implementation services related to these shipboard systems. Unforeseen events such as schedule delays could occur or the cruise industry could experience a decrease in passengers on an industry-wide basis as a result of significant negative economic trends. Consequently, no assurance can be given that Interactive Media revenue realized in 2008 will equal or exceed the 2007 level.

During 2007, Interactive Media consulting operations were conducted primarily through technical consultants and administrative personnel based in the Company’s Ft. Lauderdale office. Portions of larger engagements were performed at sites designated by customers. It is anticipated that 2008 operations will be conducted in a similar manner.

Backlog and Pricing. As of December 31, 2007, the Company had a committed backlog of $1,947,000 for Interactive Media services, of which $1,905,000 is expected to be earned in 2008, $31,000 in 2009 and $11,000 in 2010. Backlog primarily includes expected services associated with the eight shipboard interactive television systems noted above. This compares with a committed backlog for Interactive Media services of $1,429,000 as of December 31, 2006. Interactive Media backlog increased during the first quarter of 2008 as a result of the Company receiving three additional system orders.

Because of the significant proportion of fixed-price services included in Interactive Media’s consulting operations over the last two years, meaningful hourly rate information is not available.

Labor Supply Considerations. Interactive Media’s services are labor intensive and utilize the Company’s professional technical consultants. The Company maintains an ongoing search and recruitment process, including use of professional recruiters and online recruiting sites, solicitation of referrals from consultants and industry contacts, advertising and other means as necessary. The Company has not, to date, experienced undue difficulty in recruiting qualified consultants. Because the Interactive Media Practice Area offers services in specialized technology niches, the Company provides extensive training to consultants to enhance their skills. Management views this as a necessary investment in maintaining the Company’s knowledge capital and expertise in specialized interactive media-based technology. The Company added significantly to the Interactive Media headcount of professional technical consultants during 2007 to meet the requirements of its increased level of business and the increased backlog of business for 2008. Compensation for Interactive Media’s technical staff is primarily salary-based. Interactive Media will supplement its professional staff as needed during periods with activity on multiple significant projects by utilizing the services of independent contractors.

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

Systems Integration

The following table sets forth the percentages of total revenue for the Company’s Systems Integration operations for the two years ended December 31, 2007.

Systems Integration Percentage of	Year Ended December 31
	2007	2006
Total Revenue	19%	14%

Systems Integration operations have historically been concentrated among a few significant customers in the cruise industry. During 2007, Royal Caribbean, NCL, Carnival, MSC, Costa and Citigroup accounted for 20%, 15%, 14%, 12%, 12% and 10%, respectively, of Systems Integration revenue. Revenue attributable to this segment is expected to remain highly concentrated in 2008.

Systems Integration revenue is derived from the implementation of specialized technology platforms, including computer software, hardware, networking equipment and video hardware, that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Although a substantial majority of Systems Integration revenue has historically been realized from projects involving the implementation of specialized interactive television platforms aboard cruise ships, the Company also implements specialized technology platforms in data centers supporting capital markets operations in the financial services sector.

The Company’s DigiMix™ interactive television platform utilizes high-end digital set top boxes, wireless keyboards, remote controls and monitors or high-definition televisions to offer the functional equivalent of a personal computer in each cabin. Combined with head-end digital video servers and encoders, the DigiMix™ platform provides a scalable, cost-effective and efficient infrastructure to deliver advanced on-demand applications and interface with the customer’s other information systems. The Company believes flexibility in meeting customer needs is of critical importance and offers DigiMix™ solutions for digital networks and radio frequency-based or hybrid distribution systems. The Company, through Allin Interactive, also supports thin-client solutions for radio frequency-based distribution systems. The open architecture of the head-end operating systems is based on Microsoft BackOffice products, such as Windows XP and Server 2003, SQL Server and Internet Information Server. The Company’s expertise in implementing interactive television systems is recognized in the cruise industry, where the Company’s interactive television solutions have long been the system of choice for many of the world’s major cruise lines: Forty-one cruise ships currently sail with interactive television systems implemented by Allin Interactive.

During 2007, the Company realized Systems Integration revenue from eight major interactive television system implementation projects for the Carnival Freedom, Azamara Journey and Quest, Costa Serena, MSC Orchestra, NCL Gem, Regent Voyager and Royal Caribbean Liberty of the Seas, and from various smaller projects. Systems Integration revenue was also derived during 2007 from upgrading specialized data center technology platforms supporting Citigroup’s capital markets operations. During 2006, systems integration revenue was realized from three major interactive television projects aboard cruise ships and from the implementation of data center platforms supporting capital markets operations. Systems Integration revenue increased 82% comparing 2007 to 2006 as a result of the increase in the number of major projects.

System implementation activity for interactive systems for newly built ships increased in 2007 and is expected to continue to remain strong over the next few years, as discussed in the Cruise Industry overview above. The majority of the Company’s historical Systems Integration revenue has been realized from implementation of interactive television platforms on newly built ships. However, the Company believes the flexibility of DigiMix™ platform and applications introduced in 2007 has improved the Company’s ability to obtain orders for cruise ships already in service. Seven of the eleven ship systems currently under order for 2008 are being implemented on ships currently in service. Unforeseen events such as schedule delays could occur. Consequently, there can be no assurance that Systems Integration revenue will be realized in 2008 at levels equal to or greater than 2007 levels.

During 2007, work associated with Systems Integration projects was performed onsite at various domestic and international locations, including foreign shipyards for ship installations. It is anticipated that 2008 operations will be conducted in a similar manner, with some system implementations for currently operating ships occurring at sea.

Equipment Supply Considerations. The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, utilized in the operations of the Systems Integration and

Information System Product Sales segments. In recent periods, these materials purchases were highly concentrated with major suppliers. During the year ended December 31, 2007, two significant suppliers accounted for 37% and 23%, respectively, of materials purchases for these segments. The Company does not operate under a supply agreement or have minimum purchase commitments with the most significant of these vendors, Advanced Media Technologies.

Allin Interactive operates under a License and Supply Agreement with On Command, the other significant supplier, which expires on June 30, 2008. There are no minimum purchase requirements under the agreement, which was assumed by Lodgenet Entertainment upon its 2007 acquisition of On Command. The Company’s purchases of materials from On Command are less significant during 2007 than in previous years due to the increased usage of the latest generation DigiMix™ platform. During the year ended December 31, 2006, the Company purchased 54% of the materials for Systems Integration and Information System Product Sales from On Command. The Company expects that the purchases of materials from On Command will continue to diminish significantly in future periods.

The computer hardware, set top boxes, remote controls and associated operating software for systems utilizing digital networks is available from other vendors. Some of these products are readily available and may be purchased from a number of vendors, while others have limited sources of supply. The Company did not experience any problems obtaining components necessary for timely performance of its 2007 Systems Integration projects and does not anticipate any such difficulties in 2008. The Company does not manufacture any of the hardware components utilized in Systems Integration projects.

Backlog and Pricing. As of December 31, 2007, the Company had a committed backlog of $4,138,000 for the Systems Integration segment, all of which is expected to be earned in 2008. This compares with a committed backlog for Systems Integration of $2,651,000 as of December 31, 2006. The backlog as of December 31, 2007 includes orders for shipboard interactive television platforms for eight shipboard interactive television systems under projects related to the Interactive Media projects discussed above, as well as data center platform upgrades for Citigroup. Backlog further increased during the first quarter of 2008 with receipt of orders for interactive television systems for three additional shipboard systems. Systems Integration projects have historically been predominantly fixed price based on proposal and negotiations with customers.

Competition. The market for providing interactive media consulting and systems integration services to the cruise industry is a niche market with a small number of competing companies. The Company competes with other businesses utilizing various technologies and marketing approaches. The following information regarding the organizations the Company’s management considers to be the primary competitors in the cruise market was obtained from the respective websites of the organizations. Lufthansa Systems AG, a German company and provider of IT services, primarily for airlines and the aviation industry, reports on its website that its Mobile Infotainment Solution has been installed on one cruise ship, the AIDAdiva. Wave Entertainment Network, Inc.’s (“Wave Entertainment”) website indicates that it is a provider of video services to the maritime industry. In February 2008, Wave Entertainment announced an agreement with Oceania Cruises for installation of satellite television service and interactive television on three Oceania ships during 2008. Wave Entertainment is a subsidiary of SeaMobile Enterprises, an American company that provides at sea communications services. Nanonation, Inc. (“Nanonation”), another American company, is a provider of kiosks and digital signage and claims through a link to its website to be developing an interactive television platform based on Apple technology for the Celebrity Solstice. Neither Wave Entertainment nor Nanonation claims to have interactive television technology currently in operation on cruise ships.

The Company believes that it has competitive advantages in the market for cruise industry services based on:

•	the flexibility of its interactive television solutions,

•	its wide array of developed applications,

•	its substantially larger number of installed interactive television systems on cruise ships compared to any of its competitors,

•	its extensive experience providing services to the cruise industry and

•	the cost-effectiveness of its solutions.

However, there can be no assurance that new or existing competitors, some of which may have greater financial resources than the Company, will not enter the field or develop innovative technologies that can effectively compete with the Company. There can also be no assurance that competition for system implementations will be solely on a provider basis as interactive competitors have at certain times been willing to make significant capital commitments to obtain system implementations. The Company believes that Wave Entertainment is currently competing on this basis. Competitors may also market on the basis of a lower price as compared to the Company’s solutions by limiting the range or functionality of applications and system components. Competitors may also market on the basis of the technological nature of their solutions. The Company believes it can compete effectively against these marketing approaches.

Management believes the competition for Systems Integration projects involving specialized technology platforms for financial services industry customers primarily comes from the national consulting firms, including Accenture, Deloitte Touche Tohmatsu and Bearing Point. SunGard, a business primarily operating in the financial services market that also offers industry-specific technology applications and related services to other financial services firms, and Access Data, an information technology services business that also targets the financial services vertical market are also competitors for financial services industry projects. Management believes the Company’s deep domain knowledge related to financial services businesses, technological expertise and experience with specialized technology platforms are competitive advantages in serving this market.

Brand and Intellectual Property Protection. The Company intends to protect its interests in the DigiMix™ brand, and the developed software applications and interactive television platform configurations marketed under the DigiMix™ brand under existing laws providing for trademark and copyright protection. The Company believes its intellectual property and developed software applications are important to the current and future operations of the Interactive Media and Systems Integration segments and the Company will defend its property interests through available means.

Information System Product Sales

The following table sets forth the percentage of the Company’s revenue derived from information system product sales for the two years ended December 31, 2007.

Information System Product Sales Percentage of	Year Ended December 31
	2007	2006
Total Revenue	4%	7%

In conjunction with Business Process consulting services, the Company actively sells Microsoft Dynamics software, including Dynamics GP and Dynamics SL enterprise accounting systems, Dynamics CRM customer relationship management software, and related products. The sale of Microsoft Dynamics software and related products accounted for the majority of Information Systems Product Sales revenue in 2007 and 2006.

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

The Company has historically maintained relatively little inventory, relying on product availability and prompt delivery from its suppliers. This practice is expected to continue. Information System Product Sales operations were conducted from the Company’s Pittsburgh and Ft. Lauderdale offices in 2007. During 2007, Royal Caribbean accounted for 16% of Information System Product Sales revenue. The sales of Microsoft Dynamics products were across a large number of customers.

Supply Considerations. The Microsoft Dynamics products sold by the Company are supplied exclusively through Microsoft in accordance with the terms of the Microsoft Business Solutions North American Partner Agreement between Allin Consulting-Pennsylvania and Microsoft. The availability of Microsoft Dynamics products is dependent on the Company’s continued ability to maintain its qualification as a Microsoft partner and the timely payment of annual partner fees and product invoices. Most of the interactive television equipment sold by the Company is purchased from On Command under the License and Supply Agreement. See Equipment Supply Considerations under the Systems Integration section of this Item 1 – Business for additional information regarding the Company’s agreement with On Command. The Company does not anticipate problems in obtaining software or equipment from Microsoft or On Command, although there are no other sources of supply for these products. However, the Company’s operations could be negatively impacted from factors such as difficulty in obtaining alternate products, increases in the cost of products and reduced functionality of alternate products if availability of the Microsoft Dynamics or On Command products ceased for any reason. Most of the other products sold by the Company are readily available from a large number of sources.

Other Services

The following table sets forth the percentage of total revenue derived from Other Services for the two years ended December 31, 2007.

Other Services Percentage of	Year Ended December 31
	2007	2006
Total Revenue	8%	7%

The Company provides a small number of outsourced resources with varied technical skill sets that customers utilize to complement or assist internal staff in the execution of customer-managed projects. The engagements carried out in 2007 have been of multiple years’ duration, although some engagements came to conclusion during 2007. These engagements are primarily conducted in the Pittsburgh area. While the Company is not actively seeking new engagements of this type, renewal of services with existing clients is being solicited. During 2007, all of the services of this type were billed on an hourly basis.

The Other Services segment also includes revenue derived from activities peripheral to the consulting or systems integration activities of the Company. Examples of these types of revenue earned in 2007 are commissions for product referrals, out-of-pocket expense reimbursements, website hosting, maintenance and archival fees and software licensing fees. An unusually large product referral commission contributed to the 45% increase in revenue comparing 2007 to 2006. During 2007, two customers accounted for 31% and 11%, respectively, of Other Services revenue.

Research and Development

The Company’s 2007 research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $232,000 was capitalized for software development costs during 2007. Capitalized software development costs were incurred subsequent to the attainment of technical feasibility for the developed applications. The Company also incurred $297,000 in research and development expense during the year ended December 31, 2007 related to these activities. Amounts expensed were incurred during the development phase following market introduction of the software applications. The Company anticipates the majority of research and development costs to be incurred during 2008 will represent ongoing development related to these applications and will be expensed.

Employees

As of March 14, 2008, the Company employed 167 people and was utilizing the services of seven independent contractors. This represents a 20% increase in employees as compared to February 28, 2007. Management attributes the increase to growth in practice area consultants for all of the Company’s operating locations. Management believes this investment in its staff serves to increase the long-term productive capacity of the Company. The Company has also increased its sales, marketing and administrative personnel during this time period to keep pace with its growing level of business. None of the employees is covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage and believes its relationship with its employees to be good.

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

General conditions in the domestic economy may result in a decrease in demand for our services.

Industry analysts cite a troubled economic outlook in the United States as the primary reason for the low growth rate forecast for information technology services for 2008, due to a combination of lingering credit market problems resulting from the 2007 collapse of the subprime mortgage market, falling housing values and high energy prices. These factors threaten to push the domestic economy into recession. A slowdown or recession in the domestic economy may result in decreasing revenue and profitability for our customers, which may result in reduced demand for our services. The economic outlook may also cause prospective customers to be more hesitant about investing in new technology-based projects. As a result of economic conditions expected for 2008, the revenue and profitability of our business may be negatively impacted.

We need to have a comprehensive sales and marketing strategy to effectively promote the services we offer and make prospective customers aware of our expertise and our professional capabilities. Our sales and marketing personnel must be conversant with the technologies on which we base our services and must be effective in identifying customer needs and our ability to deliver solutions that address them. Without an effective strategy and capable personnel, we may be unable to generate sufficient sales opportunities to sustain our business and continue its growth.

We compete on the basis of the quality and broad scope of our technological capabilities and our performance in meeting customer needs. We have nineteen dedicated sales and marketing personnel focused on promoting and securing engagements for our practice areas. Sales, marketing and practice area management and technical consulting personnel work cooperatively to develop an understanding of potential and existing customers’ business issues, analyze the technological requirements and propose solutions designed to meet customer needs. We participate in joint marketing efforts with Microsoft and we also identify new business opportunities through management, industry and community networking, existing customers, sales lead sources, technology partner channels and participation in professional organizations. Our practice area and marketing personnel also conduct frequent seminars on new technology developments and potential business applications as an integral component of marketing efforts. We also advertise in trade periodicals and related websites, and in local-market business-oriented publications. We plan to continue to invest in our sales and marketing capabilities and staff.

We need to continually identify and obtain new engagements from existing and prospective customers to maintain the level of committed backlog necessary to sustain our ongoing consulting services and systems integration operations. If we fail to continually obtain new engagements, our business may be materially adversely affected.

As of December 31, 2007, our total committed backlog for consulting services and systems integration was $13,241,000. We expect to realize as revenue $10,762,000 of this amount during 2008, $1,564,000 during 2009, $850,000 during 2010 and $65,000 during 2011 and 2012. Backlog expected to be earned in 2008 represents 49% of 2007 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of December 31, 2007, our committed backlog for the Collaborative Solutions Practice Area was $5,475,000, of which we expect to earn $3,329,000 in 2008, $1,363,000 in 2009, $740,000 in 2010 and $43,000 in 2011 and 2012. Backlog expected to be earned in 2008 represents 35% of 2007 Collaborative Solutions revenue. The projects for our Pittsburgh and Northern California operations and some of the projects for our Boston operations included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the first quarter of 2008. The Boston operations also have several engagements for maintenance, analysis and support related to customers’ customized software applications which are covered by long-term agreements. During the 2007, the Collaborative Solutions backlog increased significantly due to an extension of the term of CodeLab’s agreement with Citigroup for a three-year period.

Committed backlog for the Technology Infrastructure Practice Area was $810,000 as of December 31, 2007, of which we expect to earn $519,000 in 2008, $170,000 in 2009, $99,000 in 2010 and $22,000 in 2011 and 2012. Backlog expected to be earned in 2008 represents 21% of 2007 Technology Infrastructure revenue. We expect that the projects included in the committed backlog for the Technology Infrastructure Practice Area for our Pittsburgh and Northern California operations will be performed over a relatively short time period, primarily in the first half of 2008. Technology Infrastructure backlog for our Boston operations includes projects under long-term agreements. During February 2008, Technology Infrastructure backlog significantly increased as a result of the award of a large project to our Northern California operations to establish a core shared environment based on a wide area network and a common directory service for a foundation supporting schools in high-need areas. Revenue for this project is expected to be earned over the second half of 2008 and the first half of 2009.

Committed backlog for the Business Process Practice Area was $871,000 as of December 31, 2007, all of which is expected to be earned in 2008. Backlog expected to be earned in 2008 represents 30% of 2007 Business Process revenue. The committed backlog for the Business Process Practice Area includes a mix of projects that will be performed over a relatively short time period, primarily in the first half of 2007, and longer-term fixed-price support arrangements performed over specified time periods, typically annual periods. Starting and ending dates for these arrangements vary so as of December 31, 2007, remaining project terms range from days to close to a full year.

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

As of December 31, 2007, committed backlog for Interactive Media consulting services was $1,947,000, of which we expect to realize $1,905,000 during 2008, $31,000 during 2009 and $11,000 during 2010. The backlog expected to be earned in 2008 represents 82% of 2007 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved application development, architecture design and configuration of interactive television systems for cruise ships. Backlog as of December 31, 2007 includes eight projects of this type, for the Celebrity Mercury, Fred Olsen Balmoral, MSC Musica and Poesia, P&O Ventura, Regent Mariner and Navigator, and Royal Caribbean Independence of the Seas. In the first quarter of 2008, Interactive Media backlog increased significantly with our receipt of orders for systems for the Carnival Splendor, Fred Olsen Braemar and Silversea Prince Albert II.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on cruise ships in connection with the Interactive Media consulting services described above. As of December 31, 2007, committed backlog for Systems Integration was $4,138,000, all of which we expect to realize during 2008. The backlog expected to be earned in 2008 represents 86% of 2007 Systems Integration revenue. Backlog for the Systems Integration segment includes interactive television system implementation projects for the eight ships listed above with related Interactive Media projects, as well as the remaining portion of a project to upgrade a specialized Microsoft-based technology platform for a CodeLab financial services customer. Systems Integration backlog also increased significantly in the first quarter of 2008 as a result of commitments for three additional shipboard interactive television systems, as noted above.

We will continue to seek additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to remain strong in 2008. However, there can be no assurance that we will obtain as many orders for systems for newly built ships beyond those already received. While we believe that revenue for the Interactive Media and Systems Integration segments will likely increase in 2008, unforeseen events such as schedule delays by our customers could result in our realization of the backlog as revenue later than 2008. Management believes the market introduction of latest generation DigiMix™ applications and platform configurations has improved our ability to obtain interactive television system orders for ships already in service, although there can be no assurance that we will obtain orders beyond those already received.

In recent periods, our Interactive Media and Systems Integration operating segments have generated revenue primarily from a small number of large projects for a small number of customers concentrated in the cruise industry. Other operating segments have also had certain customers account for significant portions of their revenue. We also expect continuing concentration of CodeLab revenue among a small number of customers in the financial services sector. The loss of any number of these customers or a material reduction in business we receive from any of these customers could adversely affect our business, financial condition and results of operations.

Interactive Media consulting and Systems Integration projects accounted for 29% and 28%, respectively, of our revenue and gross profit for the year ended December 31, 2007. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in costs as a result of rising fuel costs, new governmental or security regulations, delays in ship construction and repairs, shipyard consolidation, new or increased taxes and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We expect continued concentration of revenue among significant customers and in the financial services vertical market as a result of our 2005 acquisition of CodeLab, as a small number of customers represent significant portions of CodeLab’s revenue. Factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab. During 2007 the financial services industry’s growth rate slowed as the industry was negatively affected by significant losses related to subprime mortgage loan defaults and the loss of value in securitized financial instruments based on mortgage portfolios. As a result of these developments and expectations for a domestic economic slowdown or recession, 2008 is expected to be a weak year for the financial services industry. Continuing difficulties for the financial services industry may adversely affect our financial services customers which may result in a decrease in demand for our services.

During the year ended December 31, 2007, there were no customers accounting for 10% or greater of our consolidated revenue. There were a number of customers accounting for 10% or greater of the revenue of some of the Company’s segments. The loss of any of these customers could negatively impact the Company’s results of operations and financial condition.

We depend upon a small number of sources or single sources for key components and products utilized in our Systems Integration and Information System Product Sales operations, which exposes us to risks resulting from product shortages or delays, which could decrease our revenues and adversely affect our results of operations.

We expect to purchase most of the set top boxes, end-user components, computer hardware platforms and software for the operations of our Systems Integration and Information System Product Sales segments from a small number of vendors, some of which are the only sources of supply for the materials. If we experience delays in obtaining equipment or software from key vendors, or if the availability of products is eliminated, we could have difficulty meeting project schedules, which could result in delayed or lost revenues.

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

Our cash resources and cash flow generated from operations have been adequate to meet our needs to date, but there can be no assurance that a prolonged downturn in operations or business setbacks to our operating entities will not result in working capital shortages that may adversely impact our operations. The liquidity risk is reduced somewhat by the availability of lines of credit from our bank, which permit borrowing for general working capital needs. Our lines of credit expire in September and October 2008. If we fail to renew the existing credit facility beyond this date or replace it with another facility with similar terms, our operations may be adversely affected in the future.

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

We do not have patents on any of the system configurations, designs or applications that we utilize, and we rely on a combination of copyright and trademark claims, trade secret laws and contractual restrictions for protection. It is our policy to require employees, consultants and clients to execute nondisclosure agreements upon commencement of a relationship with us and to limit access to and distribution of our or our customers’ software, documentation and other proprietary information. Nonetheless, it may be possible for third parties to misappropriate the system configurations, designs or applications and proprietary information that we utilize or to independently develop similar or superior technology. There can be no assurance that the legal protections afforded to us and the measures taken by us will be adequate to protect the utilized system configurations, designs or applications. Any misappropriation of our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

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

Security problems related to our DigiMix™ software applications or related to the technology solutions we recommend to our customers could result in liability or harm our reputation.

Our DigiMix™ software applications store and process significant amounts of personally identifiable information. It is possible that our security controls over personal data, our training of employees and customer personnel on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information.

Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A perception among our customers that our applications do not adequately protect the privacy of personal information could inhibit sales of our technology services.

Maintaining the security of computers and computer networks is a critical issue for our customers and is a significant consideration in the technology solutions we recommend. Our customers face economic loss, business disruption, legal claims and other negative repercussions if viruses, worms, and other malicious software programs attack their systems and applications or lead to unauthorized access to or use of proprietary information. This is an industry-wide problem that affects information technology across all platforms, including Microsoft’s popular operating systems and software programs, on which we focus our technology solutions.

Actual or perceived security vulnerabilities in our solutions could lead some customers to seek the services of other vendors, to reduce or delay future purchases, or to implement non-Microsoft technology. Any of these actions by our customers could adversely affect our revenue and financial condition. In addition, actual or perceived vulnerabilities may lead to claims against us. Although our customer agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges.

Compliance with changing regulation of corporate governance and public disclosure will likely result in additional costs, and we will continue to evaluate the benefits of retaining our status as a public company.

We are subject to various laws and governmental regulations relating to our status as a public company. The Sarbanes-Oxley Act of 2002 and related SEC regulations have resulted in the implementation of increased financial reporting and disclosure requirements and new requirements for corporate governance. Some of these requirements are currently in effect and others will become effective in the future. Management believes compliance with provisions of the Sarbanes-Oxley Act and related regulations of the SEC and the Public Company Accounting Oversight Board, as well as other SEC regulations has resulted in additional costs to our company associated with professional services, including legal and accounting services, regulatory reporting and investor information distribution, which are likely to continue. Since the enactment of Sarbanes-Oxley and related SEC regulations, a significant number of small public companies have elected to deregister from public company status due to the increasing costs and administrative burden of compliance. We have and expect to continue to evaluate the benefits versus the costs of remaining a public reporting company. Should we elect to deregister from public company status in the future, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

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

Despite a long-term trend toward consolidation in the industry, the information technology services industry remains fragmented with a large number of smaller-sized participants. There are also large national or multinational firms competing in this market. Changes in the development and usage of computer hardware, software, Internet applications and networking capabilities require continuing education and training of our technical consultants and a sustained effort to monitor developments in the technology industry to maintain services that provide value to our customers. Our competitors may have resources to develop training and industry monitoring programs that are superior to ours. Offshore outsourcing of information technology services, including application development services, has grown significantly in recent years and impacts demand for and pricing of services by domestic providers, as well as the supply and compensation for domestic labor. There can be no assurance that we will be able to compete effectively with current or future competitors on the basis of quality of services or price or that the competitive pressures that we face will not have a material adverse effect on our business, financial condition and results of operations.

Our Interactive Media consulting and Systems Integration operations focus on the limited market of cruise lines, and our failure to respond to changing customer requirements and evolving technological standards could have a negative impact on of our ability to compete effectively in this market.

Our Interactive Media consulting and Systems Integration operations are currently focused on the limited market of cruise lines. We believe our application development expertise and specialized technology platforms offer cost-effective, flexible solutions with a broad range of functionality. However, the types of interactive television systems and applications that we offer are significant capital expenditures for potential customers. Some of our current and potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than we and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can also be no assurance that competitors will not develop systems and applications with superior functionality or cost advantages over our systems and applications. During 2007, Wave Entertainment and Nanonation entered the market as competitors for our services to cruise lines. Due to their limited period of operations, their effectiveness as competitors remains uncertain.

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

Item 1B - Unresolved Staff Comments

Not applicable.

Item 2 - Properties

The Company’s principal executive offices are located at 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220 in rented office space. The Pittsburgh office houses the Company’s executive management, technical, administrative and financial personnel. Management, sales, marketing, technical and administrative personnel associated with the Pittsburgh area operations of the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas and the Company’s Information System Product Sales and Other Services operations also utilize the Pittsburgh office. During August 2006, the Company entered into a new five-year lease for the Pittsburgh office space, which expires July 31, 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Under this arrangement, the Company is not obligated for any additional rent related to the landlord’s operating expenses, basic utility costs or repair and maintenance costs, other than for damage directly caused by the Company.

The Company leases professional office space in San Jose and Walnut Creek, California, which is utilized by Northern California-based Technology Infrastructure, Collaborative Solutions and Business Process personnel, as well as management, sales, marketing and administrative personnel. These offices serve as a base of operations or an available worksite for practice area and administrative personnel. During 2006, the leases for both offices were extended by three years. Rental expenses during the lease extension periods do not significantly differ from those previously in effect for the offices. The term of the San Jose office lease extends through February 28, 2010. Management believes rent expense for the San Jose office reflects a rate competitive for the commercial real estate market in the San Jose area at the time the lease was amended in late 2006. The lease for the Walnut Creek office expires December 31, 2009. Management believes the rental expense for each of the San Jose and Walnut Creek offices reflects competitive rates for the respective local commercial real estate market in effect in late 2006 when each lease was amended.

Leased office space in Ft. Lauderdale, Florida is the primary base of operations for the Company’s Interactive Media Practice Area and Systems Integration operations. Practice area management, technical, sales, marketing and administrative personnel associated with these operations utilize the Ft. Lauderdale office, which is comprised of mixed-use space, including professional office space, work areas for configuration of equipment utilized on Systems Integration projects and storage areas for inventory. The Ft. Lauderdale office also houses logistical functions associated with information system product sales. Interactive Media originally leased its present office in Ft. Lauderdale in 1998 and added adjoining space to expand the office in both 1999 and 2001. During 2005, the term of the lease for the Ft. Lauderdale office was extended through January 31, 2009, at which time the Company received a moderate reduction in the rental rate. Management believes the rental rate under the amendment was competitive for the local commercial real estate market at the time the lease was extended. During 2007, the office was expanded again by adding adjoining space. The rental rate for the additional space is identical to the previously occupied space. The term of the lease was not extended. Interactive Media also leases space in an offsite storage facility on a month-to-month basis. The space is used for storage of inventory and equipment purchased for projects prior to shipping of the equipment. The storage space is located at a secure facility with limited access.

Leased professional office space in Wakefield, Massachusetts is the primary base for management, technical, sales and administrative personnel associated with the Collaborative Solutions, Technology Infrastructure and Systems Integration operations in the Boston area. In 2005 and 2007, the lease was amended to expand the Wakefield office by adding adjoining space. The 2007 amendment to the lease also extended the term by one year to an expiration date of July 31, 2012. The rental rate applicable to previously occupied space was not changed under the amendment, and the rate applicable to the additional space is comparable. Management believes the rental rates as specified under the lease and amendments were competitive for the local commercial real estate market at the times of agreement.

Under the leases for office space in California, Florida and Massachusetts, the Company is obligated for additional rent for a proportional share of the landlord’s operating expenses in excess of base year expenses, as specified in the respective lease agreements.

As of December 31, 2007, the Company’s leased offices were fully utilized.

Item 3 - Legal Proceedings

The Company from time-to-time is involved in litigation incidental to the conduct of its business. Currently, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject, for which any material adverse judgment is considered probable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

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

From January 1, 2006 to December 31, 2007, the high and low bid prices per share of common stock as quoted on the OTC Bulletin Board were $0.979 and $0.210, respectively. Over-the-counter quotations per the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Quarterly high and low bid prices per OTC Bulletin Board quotations per share of common stock during 2006 and 2007 were as follows:

High and Low Prices Bid Per Share of Common Stock	Quarterly High Price	Quarterly Low Price
First Quarter 2007	$0.580	$0.460
Second Quarter 2007	0.850	0.560
Third Quarter 2007	0.850	0.580
Fourth Quarter 2007	0.979	0.550

First Quarter 2006	$0.650	$0.210
Second Quarter 2006	0.690	0.450
Third Quarter 2006	0.600	0.400
Fourth Quarter 2006	0.700	0.310

On March 17, 2008, the closing trading price of the common stock on the OTC Bulletin Board was $0.80 per share.

On March 17, 2008, there were 115 record holders of the common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

There have been no dividends declared on the common stock since the inception of the Company. The Company has no intention to declare dividends on its common stock in the near future. A Loan and Security Agreement between the Company and S&T Bank, dated as of October 1, 1998, as amended, prohibits the Company from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock, Series G Convertible Redeemable Preferred Stock and Series H Redeemable Preferred Stock. The Loan and Security Agreement expires September 30, 2008, but the Company expects to seek an extension of this facility beyond the expiration date. Each of the Certificates of Designation governing the Company’s Series C Redeemable Preferred Stock and Series D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment. In February 2008, the Company entered into a Business Loan Agreement with S&T Bank for an additional credit facility, under which similar restrictions regarding payment of dividends are included. The Business Loan Agreement expires on October 31, 2008.

For information about the Company’s equity compensation plans, see Part III Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Sales of Unregistered Securities

In addition to the sales of unregistered securities of the Company disclosed in our Current Reports on Form 8-K filed July 12, 2007 and October 10, 2007, we granted options to purchase shares of our common stock to our non-employee directors as compensation for their services as Board members during 2007 as follows:

Name	Date of Grant	Number of Underlying Shares of Common Stock	Exercise Price
Brian K. Blair	2/13/07	5,000	$0.47
Anthony L. Bucci	8/8/07	5,000	$0.61
James S. Kelly Jr.	8/8/07	5,000	$0.61
William C. Kavan	11/15/07	5,000	$0.77
Anthony C. Vickers	11/15/07	5,000	$0.77

The terms upon which these options may be exercised are described below in Part III Item 11 – Executive Compensation – Director Compensation. The securities issued to our non-employee directors were not registered under the Securities Act of 1933, as amended (the “Securities Act”). We issued the securities in reliance upon Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) purchased any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2007.

Item 6 - Selected Financial Data

As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information requested by this Item 6.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the annual periods ended December 31, 2007 and 2006. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended December 31, 2007, and the information contained in Item 1A—Risk Factors. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future,” “project” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, dependence on key personnel, general economic conditions, committed backlog, practice area and customer concentration, project schedule delays by customers, risks associated with significant suppliers, fluctuations in operating results, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part II, Item 1A – Risk Factors in this Annual Report on Form 10-K.

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

Revenue, cost of sales and gross profit derived for the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations in Item 8 – Financial Statements and Supplementary Data. A brief description of the Company’s practice areas follows:

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 10% and 17% of the Company’s consolidated revenue during the years ended December 31, 2007 and 2006, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 38% of the Company’s consolidated revenue during each of the years ended December 31, 2007 and 2006.

•

The Business Process Practice Area provides services that help organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh, Northern California and Boston offices. Business Process revenue represented 12% and 11% of the Company’s consolidated revenue during the years ended December 31, 2007 and 2006, respectively.

•

The Interactive Media Practice Area offers innovative solutions including technology architecture design and applications development for the on-demand delivery of media rich video content. Interactive Media customers have historically been concentrated in the cruise industry. The Company’s customers include premiere operating brands from the world’s largest cruise organizations, Carnival Corporation & Plc. (“Carnival”), Royal Caribbean Cruises. Ltd. (“Royal Caribbean”), MSC Crociere S.p.A. (“MSC”) and NCL Corporation (“NCL”), as well as smaller cruise lines serving distinct markets. The Company’s DigiMix™ interactive television solutions support cruise lines’ onboard operations and enhance passenger amenities by providing in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication and information and other services, including food and wine orders, spa/salon information and shopping. Interactive Media’s solutions enable customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 9% and 6% of the Company’s consolidated revenue during the years ended December 31, 2007 and 2006, respectively.

The consulting services offered by the Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas are classified by the Company as individual operating segments of its business. The Company’s operations include three additional segments, Systems Integration, Information System Product Sales and Other Services, which correspond to separately captioned lines for revenue, cost of sales and gross profit in the Company’s Consolidated Statements of Operations. Systems integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Information System Product Sales reflects the Company’s sales of Microsoft Dynamics software, interactive television equipment and other computer hardware, software and supplies necessary for the implementation or ongoing use of technology solutions recommended by the practice areas. The Other Services segment includes the provision of technical resources that customers utilize in the execution of customer-managed projects, other sources of revenue such as software licensing, website hosting and archival fees, product referral commissions and billed out-of-pocket costs associated with the Company’s operations.

No customers accounted for 10% or greater of total revenue during 2007.

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company’s Allin Consulting subsidiaries are Microsoft Gold Certified Partners designated with Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions. Both Allin Consulting-Pennsylvania and Allin Consulting-California are designated with the Advanced Infrastructure Solutions, Custom Development Solutions, Data Management Solutions, Information Worker Solutions, Microsoft Business Solutions and Networking Infrastructure Solutions competencies, while Allin Consulting-California is also designated with the Security Solutions competency. See Item 1 – Business above under Microsoft Technology Focus for additional information regarding the Company’s operating focus on Microsoft-based technology. The Company intends to continue its specialization in Microsoft-based technology.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company for operating subsidiaries which focus on particular aspects of the Company’s business. As of December 31, 2007, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive, Allin Consulting-California, Allin Consulting-Pennsylvania, CodeLab and Allin Network are operating subsidiaries focusing on different aspects of the Company’s consulting and systems integration operations. Allin Holdings is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Corporation, Allin Interactive, Allin Consulting and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the years ended December 31, 2007 and 2006, as well as period-to-period percentage changes.

(Dollars in thousands)	Year Ended December 31,		% Increase
	2007	2006	2007
Statement of Operations Data:
Revenue	$25,126	$19,048	32%
Gross profit	13,884	10,318	35%
Selling, general and administrative expenses	11,707	9,421	24%
Net income	3,346	1,860	80%

Comparing the years ended December 31, 2007 and 2006, the Company experienced period-to-period increases in revenue of $6,078,000 and gross profit of $3,566,000. The Company’s aggregate consulting services realized increases of $3,517,000 (25%) in revenue and $2,216,000 (28%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Business Process, Interactive Media, Systems Integration and Other Services segments. However, the Technology Infrastructure segment experienced significant period-to-period declines in revenue and gross profit that partially offset the increases.

The period-to-period increases in Collaborative Solutions revenue and gross profit were $2,306,000 (32%) and $1,390,000 (34%), respectively, comparing the years ended December 31, 2007 and 2006. Management believes the increases resulted from strong demand for business intelligence solutions and custom application development utilizing Microsoft .NET, Microsoft SQL Server 2005 and SharePoint technologies. Comparing the annual periods ended December 31, 2007 and 2006, Business Process revenue and gross profit increased by $838,000 (41%) and $570,000 (50%), respectively. Management attributes the increases to demand for Microsoft Dynamics SL and CRM-based solutions, and the opportunity during 2007 to work on several larger and more complex projects.

Period-to-period changes in Interactive Media included increases in revenue of $1,244,000 (111%) and gross profit of $750,000 (93%), comparing the years ended December 31, 2007 and 2006. During 2007, Interactive Media consulting included significant project activity for application development, technical architecture design and configuration of equipment for eight significant shipboard systems, as compared to three comparable projects during 2006. Comparing the years ended December 31, 2007 and 2006, Systems Integration revenue and gross profit increased by $2,164,000 (82%) and $945,000 (56%), respectively. Management believes the slower rate of growth in gross profit percentage resulted from the Company’s efforts since late 2006 to increase market share by obtaining additional cruise line customers and the transition to the DigiMix™ technology platform.

Other Services revenue and gross profit increased by $589,000 (45%) and $514,000 (86%), respectively, comparing the years ended December 31, 2007 and 2006. An unusually large product referral commission was received during 2007.

The period-to-period decreases in Technology Infrastructure revenue and gross profit were $871,000 (26%) and $494,000 (27%), respectively, comparing the annual periods ended December 31, 2007 and 2006. Management believes customers deferred spending on infrastructure-based projects in the second half of 2007 due to domestic economic uncertainty and the possibility of a recession during 2008. Management also attributes the declines to lower than expected market demand for solutions based on Microsoft’s updated version of Windows operating software.

The increase in selling, general and administrative expenses for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was $2,286,000. Period-to-period increases were realized in compensation for additions to the Company’s technical consulting staff and sales and marketing personnel, recruitment expenses, research and development expenses and depreciation and amortization.

The Company’s cash balance increased from $369,000 as of December 31, 2006 to $900,000 as of December 31, 2007, an increase of $531,000. The overall change in cash reflects the netting of significant cash flows provided by operating activities, primarily from current operations, and cash flows used for investing activities, primarily for contingent consideration related to acquisitions and capital expenditures. Operating activities resulted in net cash provided of $1,467,000 during the year ended December 31, 2007. Cash generated from operations was $2,828,000 while changes in working capital resulted in a net use of $1,361,000. Working capital changes using cash included significant increases in accounts receivable, costs and estimated gross margins in excess of billings and software development costs of $1,608,000, $629,000 and $232,000, respectively, which were partially offset by increases of $888,000 and $279,000, respectively, in accounts payable and accrued compensation and payroll taxes. Management attributes the increase in accounts receivable to (i) the 32% growth in revenue comparing the year ended December 31, 2007 to the year ended December 31, 2006 and (ii) large accounts receivable related to significant Interactive Media and Systems Integration projects undertaken during 2007. Investing activities resulted in net cash used of $1,044,000, primarily $578,000 for contingent consideration related to acquisitions and $467,000 for capital expenditures. Financing activities resulted in net cash provided of $108,000, primarily from net borrowing of $820,000 on a line of credit facility, partially offset by $715,000 of preferred stock dividend payments. The increase in borrowings on the line of credit during 2007 resulted primarily from the increase in accounts receivable. There can be no assurance that the Company’s cash balance will increase during 2008. The use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, acquisition of businesses and other factors may further decrease the Company’s cash balance. The Company’s material obligations may require significant cash payments over 2008 and beyond.

In October 2007, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $545,000, 424,838 shares of the Company’s common stock and a promissory note for $700,000, in respect of the second annual period following the acquisition as provided for under the terms of the Purchase Agreement. See Liquidity and Capital Resources following in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning this and other future obligations of the Company.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related consulting and systems integration arrangements involving some or all of the following attributes: services, computer hardware and equipment for specialized technology platforms, software, and post-contract support (“PCS”). Statement of Position (“SOP”) 97-2, Software Revenue Recognition, specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The arrangements underlying these projects frequently involve significant software modification, including the installation of customized software applications previously developed for the customer. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 24% and 14% of the Company’s total revenue for the years ended December 31, 2007 and 2006, respectively.

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

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 2% of the Company’s total revenue in each of the years ended December 31, 2007 and 2006.

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

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and a non-competition agreement associated with the CodeLab acquisitions. As of December 31, 2007, recognized balances for the customer lists, non-competition agreement and goodwill were $1,001,000, $55,000 and $6,212,000, respectively, net of amortization. A non-competition agreement associated with the Jimary Business Systems acquisition reached full amortization during 2007.

The Company follows the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists and non-competition agreements, are amortized over their estimated useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. The Company performs annual testing as of December 31. Key risk factors are monitored on an ongoing basis, and interim testing for potential impairment of goodwill or intangible assets is performed if indicators of potential impairment arise.

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts and notes receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California, Pittsburgh and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors regarding goodwill are the industry valuation multiples and the financial results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual tests performed as of December 31, 2007 and 2006, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period, and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units, and external information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors regarding the customer lists are forecast growth rates for the information technology services industry, revenue derived from customers on the acquired lists and the cash flows applicable to the reporting units attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists. As of December 31, 2007 and 2006, no impairment was indicated in the annual tests of the customer lists.

The Company also utilizes a cash flow models to estimate the fair value of the non-competition agreement. The model projects the cash flow of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Management utilizes industry information concerning expected growth in the information technology services industry and future projections for the operations of the applicable reporting units to develop estimates of future cash flows over the remaining life of the non-competition agreement. If the sum of the undiscounted cash flows attributable to the non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreement are forecast growth rates for the information technology services industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreement. There was no impairment indicated in the testing of the non-competition agreement performed as of December 31, 2007 and 2006.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of SFAS No. 109 – Accounting for Income Taxes. Valuation allowances reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Valuation allowances have been recorded as of December 31, 2007 based on the Company’s realizability estimates and reduce the Company’s recognized deferred tax assets to $2,520,000. The non-current portion of deferred tax assets was offset by $72,000 of non-current deferred tax liabilities, resulting in a total of $2,448,000 of current and non-current deferred tax assets being included in the Consolidated Balance Sheet as of December 31, 2007.

Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments.

In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, during 2006 and 2007, based on the Company’s results of operations during recent periods, then current backlogs of committed business for future periods and management’s assessments of future opportunities that might arise, the Company believed the risks were mitigated such that material reductions in the valuation allowance were appropriate. The reductions in valuation allowance recognized during 2006 and 2007 were $1,310,000 and $2,086,000, respectively. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of December 31, 2007 and valuation allowances offset any additional net deferred tax assets.

Management believes it is more likely than not that the deferred tax assets of $2,520,000 will be realized in future periods. During the years ended December 31, 2007 and 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $72,000 as of December 31, 2007, arising primarily from the difference between tax- and book-basis amortization of capitalized software development costs and the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information concerning the Company’s accounting for income taxes.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of December 30, 2007 includes an estimated liability for accrued acquisition consideration of $1,406,000, including $1,183,000 and $223,000, respectively, related to the acquisitions of CodeLab in 2005 and Jimary Business Systems in 2004.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provided for annual payments of contingent consideration for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The aggregate amount of contingent payments shall not exceed $5,600,000.

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

During October 2006, the Company made a cash payment of $1,085,000 and issued 361,642 shares of common stock as additional purchase consideration in respect of the first annual period. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital.

During October 2007, the Company paid additional purchase consideration in respect of the second annual period in the form of a cash payment of $545,000, 442,838 shares of common stock , and a note payable of $700,000. The Company issued the $700,000 note to a former holder of an equity interest in CodeLab, who, following receipt of a portion of the shares of common stock issued as additional purchase consideration in October 2007, became a beneficial owner of more than 10% of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $255,000 to additional paid-in-capital. Subsequent cash payments of $5,000 and $25,000 related to the second annual period were delivered during December 2007 and January 2008, respectively. As of December 31, 2007, accrued acquisition consideration of $1,158,000 has been recorded based on management’s estimate for the third and final annual period following acquisition, which will end July 31, 2008.

The Asset Purchase Agreement related to the purchase of Jimary Business Systems provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments was limited to $252,000. Contingent consideration of $29,000 and $223,000 for the second and third annual periods, respectively, was paid in January 2007 and January 2008. The contingent consideration for the second and third annual periods was recorded as goodwill.

During the three annual periods, management reviewed the terms of the Asset Purchase Agreement, applicable consulting and product sale revenue, and other financial information to assess the likelihood of contingent consideration becoming due for the period then current. When management determined that it was highly likely that contingent consideration would become due at the end of an annual period and the amount could be reasonably estimated, accrued acquisition consideration was recorded.

Software Development Costs. The Company’s 2006 and 2007 research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $758,000 was capitalized for software development costs between management’s determination of technical feasibility in December 2005 and commercial introduction of the software applications in May 2007. The Company also incurred research and development expenses of $90,000 in 2005 prior to the attainment of a working model demonstrating technical feasibility, and $297,000 in 2007 following commercial introduction. Management’s key judgment was determination of the point of technical feasibility. Management reviewed status reports and other records and discussed project progress with the technical management personnel overseeing the development project to determine that technical feasibility had been obtained. The Company anticipates any further costs incurred for completion of the development process related to DigiMix™ interactive television applications will be expensed.

Certain Related Party Transactions

During the years ended December 31, 2007 and 2006, the Company engaged in transactions with related parties, including the sale of services and products, rental payments for office space, payments of additional purchase consideration and interest payments on notes. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. Minimum remaining lease commitments for the Pittsburgh office space are $208,000 per year from 2008 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Rental expense for the Pittsburgh office was $208,000 and $166,000 for years ended December 31, 2007 and 2006. This represented 2% of selling, general and administrative expenses during each of these periods.

In October 2007, the Company paid additional purchase consideration for the annual period ending July 1, 2007 to, among others, a former holder of equity interests in CodeLab and current chief executive officer of CodeLab pursuant to the Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab. This holder received accrued acquisition consideration in the form of a cash payment, shares of the Company’s common stock and a promissory note executed by the Company in the principal amount of $700,000. The October 2007 issuance of shares of the Company’s common stock increased this holder’s aggregate shares to 900,103, making the holder a beneficial owner of more than ten percent of the outstanding common stock of the Company. The maturity date of the promissory note is July 31, 2008. The Company may pre-pay the outstanding principal balance of the promissory note at any time in whole or in part prior to maturity. The promissory note bears interest at a rate of 12% per annum, with interest due and payable quarterly on December 31, 2007, March 31, 2008, June 30, 2008 and at maturity. Interest payments of $20,000 were made during the year ended December 31, 2007 related to the promissory note.

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence below for further descriptions of the Company’s transactions with related parties during 2007 and 2006.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

The following table sets forth revenue for the Company’s operating segments for the annual periods ended December 30, 2007 and 2006 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$2,439	$3,310	(26)%
Collaborative Solutions	9,626	7,320	32%
Business Process	2,907	2,069	41%
Interactive Media	2,364	1,120	111%
Systems Integration	4,811	2,647	82%
Information System Product Sales	1,070	1,262	(15)%
Other Services	1,909	1,320	45%

Consolidated Revenue	$25,126	$19,048	32%

The Company realized a decrease of $871,000 in Technology Infrastructure revenue when comparing the years ended December 31, 2007 and 2006. As discussed above, management believes customers deferred spending on technology-based projects during the second half of 2007 due to uncertainty over domestic economic conditions and indications of an economic slowdown or recession in 2008. Technology Infrastructure solutions can represent significant capital commitments as the realization of the benefits may require an investment in computer hardware, software and networking equipment in addition to the consulting services. Management also attributes the period-to-period decline in revenue to lower than anticipated demand following the introduction Windows Vista operating system software.

A period-to-period increase of $2,306,000 in revenue for the Collaborative Solutions Practice Area was realized for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Management believes the period-to-period increase in revenue is attributable to strong demand during 2007 for business intelligence solutions and custom application development utilizing Microsoft .NET, SharePoint and Microsoft SQL Server 2005 technologies. Management expects the future level of demand for Collaborative Solutions services will be impacted by a number of factors and trends, including growing virtualization of technology environments and proliferation of web-based SaaS applications, increasing demand for technology-based solutions by small and medium-sized businesses and increasing compliance demands. There can be no assurance, however, that the Company will realize Collaborative Solutions revenue growth in future periods as a result of these or any other factors.

Management attributes the period-to-period increase in Business Process revenue of $838,000, comparing the year ended December 31, 2007 with the year ended December 31, 2006, to the Business Process Practice Area undertaking more complex Dynamics SL and CRM projects during 2007 and several large engagements based on Microsoft Dynamics CRM technology. The increase is also due to realization of revenue from a growing base of service contracts for the Company’s Business Process Practice Area. As discussed in the Industry Overview for Information Technology Services in Part I, Item 1 – Business, Microsoft recently announced that their software virtualization strategy contemplates Web-based versions of Microsoft’s suite of Dynamics business management products. Management believes that implementation of Microsoft’s strategy could also stimulate demand for Microsoft’s partner network, although there can be no assurance that the Company will realize any growth in revenue or profitability as a result of this development.

The period-to-period increase in Interactive Media revenue, when comparing the years ended December 31, 2007 and 2006, was $1,244,000. In both periods, the majority of Interactive Media revenue related to application development, technical architecture design, configuration and implementation services, and technical support for interactive television systems installed on cruise ships. However, 2007 included the peak period of project activity for eight shipboard systems, as well as a number of smaller projects. During 2006, there were only three ship-based projects with comparable levels of activity. Management attributes the period-to-period increase in revenue and major projects to the introduction of the latest generation of DigiMix™ applications for interactive television technology and the Company’s success in obtaining new cruise industry customers during 2006 and 2007.

A period-to-period increase of $2,164,000 in revenue for the Systems Integration segment was realized for the year ended December 31, 2007, as compared to the prior year. During 2007, Systems Integration revenue was realized from large projects involving the implementation of interactive television platforms aboard eight ships, the Azamara Journey and Quest, Carnival Freedom, Costa Serena, MSC Orchestra, NCL Gem, Regent Voyager and Royal Caribbean Liberty of the Seas, as well as upgrades of specialized technology platforms for a financial services customer. During 2006, there were only three large ship projects with a significant level of Systems Integration activity and implementation of specialized technology platforms for a financial services customer.

The Company expects Interactive Media and Systems Integration revenue from related projects for design, configuration and implementation of interactive television systems on cruise ships will likely increase during 2008. As of December 31, 2007, the Company’s backlog includes orders for eight systems aboard the Celebrity Mercury, Fred Olsen Balmoral, MSC Musica and Poesia, P&O Ventura, Regent Mariner and Navigator, and Royal Caribbean Independence of the Seas. During the first quarter of 2008, orders have also been received for systems for the Carnival Splendor, Fred Olsen Braemar and Silversea Prince Albert II. Schedule delays or project cancellations could occur during 2008 such that revenue may not be realized equal to or in excess of 2007 revenue.

Revenue for the Information System Product Sales segment decreased by $192,000, when comparing the years ended December 31, 2007 and 2006. Management attributes the decrease to period-to-period variability in the level of sales of interactive television products and Microsoft Dynamics GP and SL and related software products. Revenue for the Other Services segment increased by $589,000, when comparing the years ended December 31, 2007 and 2006. Management attributes the increase primarily to an unusually large product referral commission earned during the fourth quarter of 2007.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the years ended December 31, 2007 and 2006 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,077	$1,454	(26)%
Collaborative Solutions	4,127	3,211	29%
Business Process	1,203	935	29%
Interactive Media	805	311	159%
Systems Integration	2,468	1,149	115%
Information System Product Sales	766	949	(19)%
Other Services	796	721	10%

Consolidated Cost of Sales	$11,242	$8,730	29%

The period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area of $377,000, comparing the year ended December 31, 2007 to the year ended December 31, 2006, corresponds with the decrease in revenue. Management attributes the change to a lull in demand during the second half of 2007 due to economic uncertainty and lower than anticipated demand for services following the introduction Windows Vista operating system software.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $916,000 corresponds with the change in revenue but is slightly lower in percentage terms. Management believes high demand for Collaborative Solutions services supported increases in billing rates while the prospect of economic uncertainty slowed upward pressure on compensation for technology consultants during the second half of 2007. These factors in combination resulted in labor costs increasing at a lower percentage than revenue over 2007.

The period-to-period increase in cost of sales for the Business Process Practice Area of $268,000 is primarily attributable to the increase in the level of services during 2007, as compared to 2006. The increase in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating a period-to-period decrease in the proportion of labor costs to revenue. Management believes that Business Process staff has realized growth in service contract revenue that exceeds the corresponding growth in staff costs and that the increasingly large and complex projects performed during 2007 spurred increases to billing rates.

An increase of $494,000 was realized for Interactive Media cost of sales, comparing the year ended December 31, 2007 with the year ended December 31, 2006. While a period-to-period increase was also realized in revenue, the increase in cost of sales was greater in percentage terms. Management attributes this to increased usage of higher-cost developers and consultants and independent contractor labor during 2007 and additional labor associated with projects following the commercial introduction of new software applications for the Company’s DigiMix™ interactive television solutions.

The increase in Systems Integration cost of sales of $1,319,000, comparing the years ended December 31, 2007 and 2006, corresponds with the period-to-period change in Systems Integration revenue but is higher in percentage terms. A contributing factor to the increase was the introduction of new high-end technology with the DigiMix™ platform, which increased the proportion of cost of sales relative to revenue.

The decrease in cost of sales of $183,000 for the Information System Product Sales segment, comparing the years ended December 31, 2007 and 2006, was consistent with the change in revenue. The period-to-period increase in Other Services cost of sales of $75,000 was significantly lower in percentage terms than the corresponding period-to-period increase in revenue. There was no cost of sales associated with an unusually large product referral commission included in 2007 Other Services revenue.

The following table sets forth gross profit for the Company’s operating segments for the years ended December 31, 2007 and 2006 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,362	$1,856	(27)%
Collaborative Solutions	5,499	4,109	34%
Business Process	1,704	1,134	50%
Interactive Media	1,559	809	93%
Systems Integration	2,343	1,498	56%
Information System Product Sales	304	313	(3)%
Other Services	1,113	599	86%

Consolidated Gross Profit	$13,884	$10,318	35%

The period-to-period decrease in gross profit of $494,000 for the Technology Infrastructure Practice Area, comparing the years ended December 31, 2007 and 2006, corresponds with period-to-period decline in revenue. As discussed above, management believes this result reflects the low level of demand for Technology Infrastructure services as a result of economic uncertainty and a lower than expected level of services related to Windows Vista technology

The Collaborative Solutions Practice Area experienced an improvement in gross profit of $1,390,000, comparing 2007 to 2006. The increase largely corresponds with significant period-to-period revenue growth, but is slightly higher in percentage terms. Management believes the increase in gross profit resulted from strong demand for custom application development services and business intelligence solutions coupled with slowing upward pressure on compensation costs, resulting in a period-to-period increase in gross profit percentage.

The growth in gross profit for the Business Process Practice Area of $570,000, comparing the years ended December 31, 2007 and 2006, corresponds with significant period-to-period revenue growth, but is higher in percentage terms. As discussed above, management believes the growth in service contract revenue outpaced the increase in corresponding labor costs. Management also believes several large Microsoft CRM-based projects undertaken during 2007 have contributed to the growth in Business Process gross profit.

Interactive Media gross profit increased by $750,000 when comparing the year ended December 31, 2007 and 2006, consistent with the period-to-period increase in revenue, but lower in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of a larger number of significant projects during the year ended December 31, 2007. The period-to-period decline in gross profit percentage resulted from increased usage of higher-cost developers and consultants and independent contractor labor during 2007.

The period-to-period increase in Systems Integration gross profit of $845,000, when comparing the year ended December 31, 2007 to the prior year, trailed the corresponding increase in revenue in percentage terms. A contributing factor was the introduction of new high-end technology with the DigiMix™ platform to provide the full benefits of the updated software applications.

The decrease in gross profit for Information System Product Sales of $9,000, comparing the years ended December 31, 2007 and 2006, was consistent with the change in revenue. Other Services gross profit increased by $514,000, when comparing the annual periods ended December 31, 2007 and 2006, as a result of the inclusion of an unusually large product referral commission in 2007.

Selling, General & Administrative Expenses

The Company recorded $11,707,000 in selling, general and administrative expenses during the year ended December 31, 2007, including $650,000 for depreciation and amortization and $11,058,000 for other selling, general and administrative expenses, net of a $1,000 gain from disposal of assets. Selling, general and administrative expenses were $9,421,000 during the year ended December 31, 2006, including $405,000 for depreciation and amortization, a $4,000 loss from disposal of assets and $9,012,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $2,286,000, or 24%.

The period-to-period increase in other selling, general and administrative expenses was $2,046,000, or 23%. The most significant factor in the period-to-period increase was growth in the Company’s technical consulting headcount and sales and marketing personnel, which resulted in increased compensation and associated recruitment costs. Selling, general and administrative expenses reflect the portion of consulting staff time not directly associated with customer projects, including education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Consequently, during periods when the technical staff is growing such as 2007, selling, general and administrative expenses typically reflect a corresponding increase. The Company also experienced a period-to-period increase in expenses typically associated with headcount, including communications and travel. Another significant factor contributing to the increase in selling, general and administrative expenses was the inclusion of $297,000 research and development expense during 2007 related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Research and development activity during 2006 was capitalized.

The increase in depreciation and amortization of $245,000, comparing the years ended December 31, 2007 and 2006, was primarily attributable to the commencement of amortization of capitalized software development costs following the commercial introduction of the developed applications during May 2007. Depreciation also experienced a period-to-period increase as a result of the Company’s significant investment in capital expenditures during 2007, which exceeded the cost of assets reaching the end of their depreciation periods over the second half of 2006 and the first half of 2007.

Benefit from Income Taxes

The Company recorded significant reductions in the valuation allowances associated with deferred tax assets during both of the years ended December 31, 2007 and 2006, which was the primary factor resulting in the recognition of benefits from income taxes of $1,295.000 and $977,000 during the respective periods.

Net Income

The Company recorded net income of $3,346,000 for the year ended December 31, 2007, as compared to net income of $1,860,000 for the year ended December 31, 2006. The $1,486,000 period-to-period increase in profitability resulted from the $3,566,000 increase in gross profit from operations and the increase of $318,000 in benefit from income taxes, partially offset by a $2,286,000 increase in selling, general and administrative expenses and a $112,000 increase in net interest expense. The factors resulting in the changes in gross profit, selling, general and administrative expenses and income tax expense are discussed above. The increase in interest expense resulted from increased borrowing on a bank line of credit during 2007, as a result of significant growth in revenue and accounts receivable and significant purchases of materials for Systems Integration projects, as well as the Company’s issuance of a note payable in October 2007. See the discussion below under Liquidity and Capital Resources under the headings Credit Facilities and Indebtedness for additional information regarding the Company’s credit facilities and the note payable.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash and liquid cash equivalents of $900,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2006 was an increase of $531,000. Net cash flows provided by operating activities were $1,467,000. The Company recognized net income of $3,346,000 for the year ended December 31, 2007. The Company recorded non-cash expenses of $814,000 for depreciation of property and equipment, amortization of capitalized software development and intangible assets, increases to the Company’s provision for uncollectible accounts receivable, and expense recognition for the fair value of outstanding stock options, net of a $1,000 gain on disposal of assets. The Company also recognized a $1,332,000 income tax benefit related primarily to a change in the valuation allowance related to deferred tax assets, resulting in net cash provided of $2,828,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $1,361,000 for the year ended December 31, 2007. Major working capital adjustments resulting in cash used included increases in accounts receivable, unbilled services, costs and estimated gross margins in excess of billings and software development costs of $1,608,000, $149,000, $629,000 and $232,000, respectively. Major working capital adjustments resulting in cash provided included increases in accounts payable, accrued compensation and payroll taxes and accrued liabilities of $888,000, $279,000 and $118,000, respectively. Management attributes the increase in accounts receivable to (i) the 32% growth in revenue comparing the year ended December 31, 2007 to the prior year and (ii) large accounts receivable related to significant Interactive Media and Systems Integration projects undertaken during 2007. Significant collection of accounts receivable for the Interactive Media and Systems Integration projects has occurred during the first quarter of 2008.

Investing activities resulted in a net cash use of $1,044,000 for the year ended December 31, 2007. Investing activities included contingent consideration payments of $29,000 and $550,000, respectively, related to the acquisitions of Jimary Business Systems and CodeLab and capital expenditures of $467,000 for computer hardware for new employees, computer hardware and software to upgrade the Company’s technology infrastructure, and leasehold improvements and furniture related to the expansion of the Ft. Lauderdale and Boston offices. Financing activities resulted in cash provided of $108,000 for the year ended December 31, 2007. The Company recorded net borrowing of $820,000 under its credit facility during 2007 as a result of the working capital adjustments discussed above. Financing activities also included the payment of preferred stock dividends of $715,000.

Credit Facilities

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving line of credit. This S&T Loan Agreement with S&T Bank has subsequently been renewed in each of the nine succeeding years as amended (the “S&T Loan Agreement”). The current expiration date of the S&T Loan Agreement is September 30, 2008. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. For two of the Company’s customers, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. As of December 31, 2007, maximum borrowing capacity under the S&T Loan Agreement was $3,054,000. As discussed above, the outstanding loan balance was $820,000 as of December 31, 2007, resulting in availability of $2,234,000. As of March 14, 2008, maximum borrowing capacity under the S&T Loan Agreement was $3,475,000, the outstanding loan balance was $1,060,000 and loan availability was $2,415,000.

Effective with the 2007 renewal of the credit facility, loans under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one-half percent. Previously, the interest rate had been the bank’s prime interest rate plus one percent. During 2007, the interest rate under the S&T Loan Agreement ranged from 7.75% to 9.25%. The interest rate was 7.75% as of December 31, 2007 and has subsequently been reduced to 5.75%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $105,000 and

$16,000 related to this revolving credit loan during the years ended December 31, 2007 and 2006, respectively. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

On February 14, 2008, the Company and its subsidiaries and S&T Bank entered into a Business Loan Agreement and a Promissory Note effective upon S&T Bank’s receipt of the executed Business Loan Agreement and Promissory Note. In addition, each of the Company and its subsidiaries and S&T Bank entered into Commercial Security Agreements, which were effective upon S&T Bank’s receipt of the executed agreements on February 14, 2008. Collectively, the Business Loan Agreement, Promissory Note and Commercial Security Agreements are referred to as the “S&T Straight Credit Line.” The S&T Straight Credit Line will expire October 30, 2008.

Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of any outstanding borrowings at any time during the term of the S&T Straight Credit Line. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to any prepayment. As of March 14, 2008, the Company has made no borrowings under the S&T Straight Credit Line. Loans under the S&T Straight Credit Line bear interest at S&T Bank’s prime interest rate plus one-half percent. As of February 14, 2008, the applicable interest rate was 6.50% and it has subsequently decreased to 5.75%. Interest payments on any outstanding loan balances are due monthly on the thirtieth day of the month. Any unpaid interest balance will be due at maturity. As there have been no borrowings to date under the S&T Straight Credit Line, the Company has incurred no interest expense.

The S&T Loan Agreement and S&T Straight Credit Line include provisions granting S&T Bank security interests in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The Company and its subsidiaries, except for Allin Consulting-California and Allin Holdings, are required to maintain depository accounts with S&T Bank, in which accounts the bank has a collateral interest.

The covenants included in the credit instruments are substantially consistent. The S&T Loan Agreement and S&T Straight Credit Line include various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants relating to dividends and purchases of stock prohibit the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. The S&T Loan Agreement also includes a covenant requiring a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the all of the four fiscal quarters of 2007. The Company was in compliance with all of the covenants described above as of December 31, 2007 and currently remains in compliance with the covenants. The S&T Loan Agreement and S&T Straight Credit Line also include reporting requirements regarding annual and monthly financial statements. The S&T Loan Agreement requires reporting of additional financial information, including monthly accounts receivable and payable statements and weekly borrowing base certificates.

Events of default under the S&T Loan Agreement and S&T Straight Credit Line include, among others, failure of the Company to comply with the loan covenants, failure to make required loan payments when due, false representations or statements, insolvency, defective collateralization, creditor or forfeiture proceedings, changes in ownership of 25% or greater of the Company’s common stock and material adverse changes in the Company’s business. If an event of default occurs, S&T Bank, at its option, may make all indebtedness under the S&T Loan Agreement and S&T Straight Credit Line immediately due and payable.

The terms of covenants and events of default and their effect included in the S&T Loan Agreement are disclosed in their entirety in the text of the agreement filed as Exhibit 4 to the Company’s Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999, the Fourth and Fifth Amendments to the Loan and Security Agreement filed as Exhibits 10.1 and 10.2 to the Company’s Report on Form 8-K filed on September 30, 2005, the Sixth Amendment to the Loan and Security Agreement and Change in Terms Agreement filed as Exhibits 10.1 and 10.2 to the Company’s Report on Form 8-K filed on September 19, 2006, and the Change in Terms Agreement filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 3, 2007. The terms of covenants and events of default and their effect included in the S&T Straight Credit Line are disclosed in their in their entirety in the text of the Business Loan Agreement filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on February 20, 2008. The text of the Promissory Note and the form of the Commercial Security Agreement are disclosed in their entirety as Exhibits 10.2 and 10.3, respectively, to the Company’s Report on Form 8-K filed on February 20, 2008.

Indebtedness

On October 5, 2007, the Company executed a Promissory Note in the principal amount of $700,000 payable to David Ritchie, the chief executive officer of CodeLab, and a beneficial owner of more than five percent of the outstanding common stock of the Company. The maturity date of the Promissory Note is July 31, 2008. The Company may pre-pay the outstanding principal balance of the Promissory Note at any time in whole or in part prior to maturity. The Promissory Note bears interest at a rate of 12% per annum, with interest due and payable quarterly on December 31, 2007, March 31, 2008, June 30, 2008 and at maturity. The interest rate will increase by 2% in the event any scheduled payment of interest is not made, with the increased rate remaining in effect until the scheduled interest payment is made. The Promissory Note is subordinated to and junior in right of payment to all currently existing or future obligations, indebtedness or other liabilities of the Company to any commercial banks or other financial institutions providing financing to the Company. With regard to the Promissory Note, S&T Bank waived the terms prohibiting the Company from incurring additional debt included in the S&T Loan Agreement. The Promissory Note was included as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 10, 2007. The principal balance of the Promissory Note represents a portion of the accrued purchase consideration due to Mr. Ritchie pursuant to the terms of the Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 26, 2005 by and among the Company, CodeLab, and the holders of equity interests in CodeLab. See below for additional information related to the Purchase Agreement. During the year ended December 31, 2007, the Company incurred $20,000 of interest expense related to the Promissory Note. Scheduled interest payments to date have been made.

Preferred Stock and Warrants

As of December 31, 2007, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Since July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at an annual rate of 12% of the liquidation value. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2008. Accrued but unpaid dividends on the Series C preferred stock were $4,031,000 as of December 31, 2007 and $4,220,000 as of March 28, 2008.

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

As of December 31, 2007, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $28,000 as of December 31, 2007 and $26,000 as of March 28, 2008.

As of December 31, 2007, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of December 31, 2007 and $58,000 as of March 28, 2008.

As of December 31, 2007, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2007, the Company estimated the amount of the liquidation premium to be $4,050,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of December 31, 2007 and $43,000 as of March 28, 2008. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of December 31, 2007, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of December 31, 2007 and $47,000 as of March 28, 2008.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and that the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock are $717,000 for 2008. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2008. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

Acquisition Consideration

The Purchase Agreement for the July 2005 acquisition of CodeLab provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The annual contingent payments due, if any, for the three annual periods are to be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total of the annual contingent payments shall not exceed an aggregate of $5,600,000. Any payment becoming due shall be made by the Company no later than 120 days following the end of such annual period.

In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $1,085,000 and 361,642 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the date of issuance, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital. A total of $112,000 of the contingent consideration for the annual period ended July 31, 2006 was recorded as expense for compensatory elements, of which $47,000 was included in selling, general and administrative expenses for the year ended December 31, 2005 and the remaining $65,000 was recorded as expense in 2006. The remainder of the contingent consideration for the first annual period was regarded as additional purchase price and was recorded as goodwill.

In October 2007, in consideration of the second annual period ended July 31, 2007, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $545,000 and 442,838 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the date of issuance, resulting in the recording of $4,000 to common stock and $255,000 to additional paid-in-capital. Additionally, the Company executed a Promissory Note in the principal amount of $700,000 to David Ritchie, one of the former holders of equity interests in CodeLab, for a portion of the accrued purchase consideration due Mr. Ritchie for the second annual period. The Promissory Note is described in further detail above under Indebtedness. A balance of $30,000 related to the second annual period following acquisition was held back by agreement of the parties and subsequently cash payments of $5,000 and $25,000 were made during December 2007 and January 2008, respectively. A total of $96,000 of the contingent consideration for the annual period ended July 31, 2007 was recorded as expense for compensatory elements, of which $48,000 was included in selling, general and administrative expenses for the year ended December 31, 2006 and the remaining $48,000 was recorded as expense in 2007. The remainder of the contingent consideration for the second annual period was regarded as additional purchase price and was recorded as goodwill.

Estimated accrued acquisition consideration of $1,158,000 has been recorded related to the third annual period following acquisition, which will end July 31, 2008. Management will monitor the results of CodeLab’s operations during the remainder of the third annual period and will adjust the liability for additional purchase consideration when management can reasonable determine estimates and believes payment of additional consideration is highly likely. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded. A total of $96,000 of the accrued contingent consideration for the annual period ended July 31, 2008 was attributed to compensatory elements, of which $45,000 was included in selling, general and administrative expenses for the year ended December 31, 2007 and the remaining $51,000 is recorded as expense in 2008.

The Asset Purchase Agreement for the November 2004 acquisition of Jimary Business Systems provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007. The amount of the earn-out payments are based upon agreed upon percentages of “Earn-Out Margin” for each of such annual periods generated from consulting and certain related revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments is limited to $252,000. No contingent consideration was due for the first annual period. Contingent consideration of $29,000 for the second annual period ended November 30, 2006 was reflected as accrued purchase consideration on the Company’s Consolidated Balance Sheet as of December 31, 2006, and was subsequently paid in cash in January 2007. A total of $223,000 is reflected as accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2007 related to the Jimary Business Systems acquisition. The significant increase in contingent consideration for the third annual period, as compared with the preceding periods, is attributable to growth in the Company’s Business Process operations. Contingent purchase consideration due for the third annual period was paid in January 2008. Contingent consideration related to the second and third annual periods was recorded as goodwill.

Capital Expenditures

Capital expenditures during the year ended December 31, 2007 were $467,000 and included purchases of computer hardware for new employees, computer hardware and software to upgrade the Company’s technology infrastructure and leasehold improvements and furniture related to the expansion of the Ft. Lauderdale and Boston offices. Management forecasts that capital expenditures during 2008 will not exceed $500,000. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements related to the Company’s offices. Business conditions and management’s plans may change during the remainder of 2008 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the years ended December 31, 2006 and 2007, respectively, capitalized software development costs of $476,000 and $232,000 were recorded by the Company related to enhanced applications for the Company’s DigiMix™ interactive television solutions. Software development costs included purchased software development tools, testing equipment, consulting services and the cost of internal labor. The capitalized costs were incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications and prior the introduction of the developed applications on customer projects in May 2007. Following commercial introduction, capitalized software development costs are being amortized over a three-year period. Additional development costs associated with the software applications incurred will be expensed. The Company expects to undertake additional software development activities during 2008.

Cash Balances

The Company’s cash balances may be diminished over the remainder of 2008 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, the payment of additional purchase consideration related to the CodeLab acquisitions, additional acquisitions of businesses and other factors. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

Financing Alternatives

As part of its general business strategy, the Company may from time-to-time seek strategic alternatives. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or the Company’s inability to renew or replace the current credit facilities after their expiration in September and October 2008. Such financing alternatives could include selling additional equity or debt securities, obtaining long- or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to it, or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 were required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 was required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. There have been no subsequent changes to the Company’s determination regarding its previously recognized tax benefits. In 2007, the FASB issued FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48 , which provides clarification regarding the effective settlement of tax positions upon examination by a taxing authority. FIN No. 48-1 has not to date impacted the Company’s application of FIN No. 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. The adoption of the standard, effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The adoption of the standard, effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which will change accounting guidance for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at their estimated acquisition date fair values, including non-controlling interests, accrued contingent liabilities and in-process research and development. Acquired contingent liabilities will subsequently be measured at the higher of the acquisition date fair value or the amount determined under existing guidance for non-acquired contingencies. SFAS No. 141R also provides that acquisition costs will be expenses as incurred, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year after December 15, 2008 and will be applied prospectively for business combinations occurring on or after the date of adoption. Early adoption of SFAS No. 141R is prohibited. The Company expects to adopt SFAS No. 141R on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. . SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The adoption of the standard, effective January 1, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information requested by this Item 7A.

Item 8 - Financial Statements and Supplementary Data

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$900	$369
Accounts receivable, net of allowance for doubtful accounts of $145 and $120	5,669	4,174
Unbilled services	215	66
Current portion of note receivable from employee	3	3
Inventory	210	183
Prepaid expenses	362	312
Costs and estimated gross margins in excess of billings	636	7
Current portion of deferred income tax asset	904	835

Total current assets	8,899	5,949

Property and equipment, at cost:
Leasehold improvements	479	473
Furniture and equipment	1,745	1,296

	2,224	1,769
Less—accumulated depreciation	(1,780)	(1,580)

	444	189

Other assets:
Non-current portion of note receivable from employee	—	3
Non-current portion of deferred income tax asset	1,544	280
Software development costs, net of accumulated amortization of $169 and $-0-	589	526
Goodwill	6,212	4,961
Other intangible assets, net of accumulated amortization of $1,743 and $1,475	1,056	1,327

Total assets	$18,744	$13,235

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$820	$—
Note payable	700	—
Accounts payable	2,021	1,133
Accrued liabilities:
Compensation and payroll taxes	540	261
Current portion of dividends on preferred stock	141	141
Other	196	169
Customer deposits	167	142
Billings in excess of costs and estimated gross margins	1,110	1,062
Deferred revenue	310	323
Income taxes payable	4	15
Accrued acquisition consideration	1,406	1,602

Total current liabilities	7,415	4,848
Non-current portion of dividends on preferred stock	4,072	3,344

Total liabilities	11,487	8,192
Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share - authorized 20,000,000 shares, issued 8,271,819 shares and 7,828,981 shares	83	78
Additional paid-in-capital	36,971	38,108
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(39,003)	(42,349)

Total shareholders’ equity	7,257	5,043

Total liabilities and shareholders’ equity	$18,744	$13,235

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue:
Consulting services	$17,336	$13,819
Systems integration	4,811	2,647
Information system product sales	1,070	1,262
Other services	1,909	1,320

Total revenue	25,126	19,048

Cost of sales:
Consulting services	7,212	5,911
Systems integration	2,468	1,149
Information system product sales	766	949
Other services	796	721

Total cost of sales	11,242	8,730

Gross profit:
Consulting services	10,124	7,908
Systems integration	2,343	1,498
Information system product sales	304	313
Other services	1,113	599

Total gross profit	13,884	10,318

Selling, general & administrative expenses:
Depreciation and amortization	650	405
(Gain) loss on disposal of assets	(1)	4
Other selling, general & administrative expenses	11,058	9,012

Total selling, general & administrative expenses	11,707	9,421

Income from operations	2,177	897
Interest income	(1)	(2)
Interest expense	127	16

Income before benefit from income taxes	2,051	883
Benefit from income taxes	(1,295)	(977)

Net income	3,346	1,860
Dividends on preferred stock	1,443	1,261

Net income attributable to common shareholders	$1,903	$599

Earnings per common share - basic (Note 6)	$0.24	$0.08

Earnings per common share - diluted (Note 6)	$0.17	$0.06

Weighted average number of shares outstanding - basic	7,935,747	7,553,539

Weighted average number of shares outstanding - diluted	12,437,387	12,017,383

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$3,346	$1,860
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	650	405
(Gain) loss from disposal of assets	(1)	4
Benefit from deferred income taxes	(1,332)	(994)
Provision for uncollectable accounts receivable	113	58
Fair value expense for stock options	52	22
Changes in certain assets and liabilities:
Accounts receivable	(1,608)	(1,160)
Unbilled services	(149)	145
Inventory	(27)	(112)
Prepaid expenses	(50)	(3)
Costs and estimated gross margins in excess of billings	(629)	(4)
Software development costs	(232)	(475)
Accounts payable	888	270
Accrued compensation and payroll taxes	279	50
Other accrued liabilities	118	172
Customer deposits	25	33
Billings in excess of costs and estimated gross margins	48	557
Income taxes payable	(11)	(26)
Deferred revenue	(13)	(41)

Net cash flows provided by operating activities	1,467	761

Cash flows from investing activities:
Proceeds from sale of assets	1	—
Capital expenditures	(467)	(105)
Acquisition of businesses (Note 7)	(578)	(1,121)

Net cash flows used for investing activities	(1,044)	(1,226)

Cash flows from financing activities:
Borrowing on bank line of credit	7,620	2,595
Repayment of bank line of credit	(6,800)	(2,595)
Repayment of loan by employee	3	3
Payment of dividends on preferred stock	(715)	(700)

Net cash flows provided by (used for) financing activities	108	(697)

Net change in cash and cash equivalents	531	(1,162)
Cash and cash equivalents, beginning of period	369	1,531

Cash and cash equivalents, end of period	$900	$369

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Series C		Series D		Series F		Series G
	Redeemable Preferred Stock		Convertible Preferred Redeemable Stock		Convertible Preferred Redeemable Stock		Convertible Preferred Redeemable Stock
	Shares	Balance	Shares	Balance	Shares	Balance	Shares	Balance
Balance, December 31, 2005	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,081
Issuance of common stock in acquisition	—	—	—	—	—	—	—	—
Fair value expense for stock options	—	—	—	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2006	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,081

Issuance of common stock in acquisition	—	—	—	—	—	—	—	—
Fair value expense for stock options	—	—	—	—	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 31, 2007	25,000	$2,500	2,750	$2,152	1,000	$1,000	150	$1,081

	Series H				Additional Paid-In Capital	Warrants			Accumulated Deficit	Total Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock				Treasury Stock
	Shares	Balance	Shares	Par Value			Shares	Cost
Balance, December 31, 2005	250	$1,910	7,467,339	$75	$39,150	$590	8,167	$(27)	$(44,209)	$4,222
Issuance of common stock in acquisition	—	—	361,642	3	196	—	—	—	—	199
Fair value expense for stock options	—	—	—	—	23	—	—	—	—	23
Accrual of dividends on preferred stock	—	—	—	—	(1,261)	—	—	—	—	(1,261)
Net income	—	—	—	—	—	—	—	—	1,860	1,860

Balance, December 31, 2006	250	$1,910	7,828,981	$78	$38,108	$590	8,167	$(27)	$(42,349)	$5,043

Issuance of common stock in acquisition	—	—	442,838	5	254	—	—	—	—	259
Fair value expense for stock options	—	—	—	—	52	—	—	—	—	52
Accrual of dividends on preferred stock	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Net income	—	—	—	—	—	—	—	—	3,346	3,346

Balance, December 31, 2007	250	$1,910	8,271,819	$83	$36,971	$590	8,167	$(27)	$(39,003)	$7,257

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Allin Corporation (the “Company”), a Delaware corporation, functions as a holding company and wholly owns the subsidiaries noted below. The Company’s corporate headquarters are located in Pittsburgh, Pennsylvania.

Allin Corporation of California (“Allin Consulting-California”), a California corporation, provides technology consulting services that design, develop and deploy solutions based on technology from Microsoft Corporation (“Microsoft”). Operations are oriented around Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Allin Consulting-California provides services at various domestic project locations, mostly in northern California, and at its two offices in San Jose and Walnut Creek, California.

Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), a Pennsylvania corporation, also provides services for design, development and deployment of Microsoft-based technology solutions. Operations are oriented around Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. Allin Consulting-Pennsylvania provides services at various project locations, mostly in the regional area around Pittsburgh, and also utilizes the corporate headquarters office for its operations. Allin Consulting-Pennsylvania also derives revenue from sales of information system products, primarily Microsoft Dynamics financial and customer relationship management software, which is frequently sold in association with Business Process consulting services.

Allin Interactive Corporation (“Allin Interactive”), a Delaware corporation, provides systems integration and consulting services focused on interactive television technology. Consulting operations comprise the Company’s Interactive Media Practice Area. Operations are based in the Company’s Ft. Lauderdale, Florida office and are also conducted at various domestic and international project locations. Allin Interactive also derives revenue from the sale of interactive television technology products. Allin Interactive’s customers are concentrated in the cruise industry.

CodeLab Technology Group, Inc. (“CodeLab”), a Delaware corporation, provides Microsoft-oriented application development, technical support and other services for customers concentrated in the financial services industry. Operations are oriented around a Collaborative Solutions practice. CodeLab provides services primarily from the Company’s Wakefield, Massachusetts office and also at various domestic and international project locations. CodeLab was acquired by the Company in July 2005. See Note 7 – Acquisitions for additional information.

Allin Network Products, Inc. (“Allin Network”), a California corporation, generates revenue from sales of information system products and technology infrastructure consulting services. Allin Network’s operations are concentrated in Pittsburgh and northern California.

Allin Holdings Corporation (“Allin Holdings”), a Delaware corporation, provides treasury management services to the Company and its subsidiaries.

The Company’s results of operations and financial condition could be negatively impacted by a number of risks and other factors, including, among others, dependence on key personnel, ability to attract and retain technical resources, backlog levels, practice area and customer concentration, fluctuations in operating results, competitive market conditions, liquidity, expiration of the Company’s line of credit in September 2008, geopolitical considerations, rapidly changing technology, integration of businesses acquired in future periods, if any, and risks inherent in developing new products and markets. These risks, or events associated with these risks, may negatively impact the Company or its customers.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Consolidated Balance Sheets as of December 31, 2007 and 2006 include the financial position of the Company and all of its subsidiaries as of those dates. The Consolidated Statements of Operations include the results of operations of the Company and all of its wholly-owned subsidiaries for the years ended December 31, 2007 and 2006. Intercompany accounts and transactions are eliminated. It is the Company’s policy to consolidate all subsidiaries and variable interest entities where the Company has control.

Smaller Reporting Company Presentation

The Company has determined that it qualifies as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended, and that it will take advantage of the Securities and Exchange Commission’s newly adopted rules permitting an issuer to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. Therefore, the accompanying consolidated financial statements contain two years, rather than three, of comparative audited Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletins (“SAB”) 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, Software Revenue Recognition, and 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and other authoritative accounting literature. The Company’s revenue recognition policies are described below for each of the revenue captions on the Company’s Consolidated Statements of Operations.

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements, with revenue being recognized as the services are performed. The practice areas also operate under service contracts for which a fixed amount is charged for services for a specified calendar period. Revenue is recognized for service contracts on a pro-rata basis over the applicable calendar period. Certain consulting engagements for these practice areas are performed on a fixed-price basis. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

Certain consulting projects are part of related arrangements, including computer hardware and equipment for specialized technology platforms, software, services, and post contract support (“PCS”). SOP 97-2 specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Arrangements for these projects involve

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant software modification, including the installation of customized software applications previously developed for the customer. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Arrangements for these projects may include PCS for a period following system installation. A portion of the contract value is allocated to the PCS based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when sold separately and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

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

Systems Integration

Systems integration includes projects conducted by the Company’s practice areas that are part of related arrangements, including computer hardware and other equipment, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s revenue recognition method for systems integration projects is based on the size and expected duration of the project. For projects in excess of $250,000 of revenue and expected to be of greater than 90 days duration, revenue is recognized based on percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. For projects with expected revenue of $250,000 or less, or expected duration of 90 days or less, revenue is recognized upon completion of the project. Systems integration arrangements do not include rights for hardware or equipment upgrades, and may not include rights for software upgrades. Certain arrangements include rights for software upgrades upon the Company’s development of any upgrades. However, the Company is under no obligation to develop upgrades on any schedule or at all.

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, where the Company recommends that the customer implement certain technology products in order to facilitate technology-based solutions. Revenue for stand-alone product sales is recognized when evidence of an agreement exists, the price has been determined, delivery has occurred and collectibility is reasonably assured. Where information system product sales are part of multiple-deliverable arrangements, revenue from product sales and consulting services are recognized separately based on SOP 97-2 and EITF No. 00-21. Revenue for the Company’s information system product sales is reported on a gross basis, in accordance with the guidelines of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based on the Company’s assumption of primary responsibility for fulfillment of the sales, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue. Amounts billed for sales tax are not recorded as revenue.

Other Services

The Company has a small number of engagements under which technical resources are provided to customers on an outsourced basis. The Company recognizes revenue for these engagements in a similar manner as discussed above for time-based consulting services. Other services revenue also results from software license fees, website hosting and archival fees, product referral commissions, placement fees and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged. The standard hourly cost rates for salaried consultants, who represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and then adding a burden percentage estimate for payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is the hourly rate plus a burden percentage. The Company also utilizes independent contractors for customer projects and records labor costs at their respective hourly rates. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and under service contracts where fixed amounts of revenue are recognized on a pro-rata basis over specified calendar periods. The Company uses incurred labor to expected total project labor as the basis for recognition of labor cost of sales where revenue is recognized on a proportional performance basis. The aggregate of project labor charges at standard hourly cost rates and estimated burden is utilized as incurred labor cost.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related payroll taxes, benefits and workers compensation for the Company’s executive management, practice area management, sales, marketing, financial and administrative employees. Selling, general and administrative expenses also reflect the portion of consulting staff time not directly associated with customer projects, including education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Selling, general and administrative expenses include the cost for paid time off for all employees. Other significant selling, general and administrative expenses include professional legal, accounting and consulting services, rent and operating expenses for the Company’s offices, travel, entertainment, communications and insurance. Expense is recorded for any sales tax charged by vendors or use tax accrued by the Company related to purchases recorded as selling, general and administrative expense. Selling, general and administrative expenses include depreciation and amortization and any losses recognized due to impairment or disposal of assets.

Costs for trade shows are capitalized and expensed at the time of the trade show. These costs are recorded in Prepaid Expenses on the Consolidated Balance Sheets. Advertising and promotions expense of $150,000, and $114,000 was recognized for the years ended December 31, 2007, and 2006, respectively. Expenditures for advertising and promotions are expensed as incurred, except for expenditures related to trade shows, which are expensed at the time of the shows.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all certificates of deposit with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains demand and money market accounts at several domestic banks. From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage. As of December 31, 2007, certain account balances exceeded the maximum available coverage.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. However, the Company will occasionally reach agreement with a customer on a payment plan for accounts receivable that includes interest charges if the Company believes this will facilitate collection. In these instances, interest income is recognized as payments are received. As of December 31, 2007 and 2006, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable based on the Company’s history with write off of accounts receivable. In evaluating the appropriate balance for this allowance, the Company considers its history of write off of accounts receivable. Additions to the allowance for doubtful accounts are charged to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Accounts receivable are written off as deductions from the allowance for doubtful accounts if reasonable collection efforts prove unsuccessful. .

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

Property and Equipment

Property and equipment are recorded at cost, including any freight charges and sales or use tax, and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to five years. Expenditures for ordinary maintenance and repairs are charged to expense as incurred, while renewals and significant improvements are capitalized and depreciated. Depreciation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Operations. Depreciation expense for the periods ended December 31, 2007 and 2006 was $213,000, and $138,000, respectively.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of December 31, 2007 and 2006 include capitalized software development costs of $589,000 and $526,000, respectively, net of accumulated amortization. Software development costs include purchased software development tools, testing equipment and the cost of Company labor incurred subsequent to the December 2005 achievement of technical feasibility and prior to the May 2007 commercial introduction of the software applications. The Company is amortizing software development costs on a straight-line basis over three years. For the years ended December 31, 2007 and 2006, the Company recorded $168,000 and $-0-, respectively, of amortization

Research and development expense of $297,000 and $-0- , respectively, was recognized during the years ended December 31, 2007 and 2006, and is included in selling, general and administrative expenses.

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of December 31, 2007 and 2006, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 were required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 was required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning January 1, 2007. The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. There have been no subsequent changes to the Company’s determination regarding its previously recognized tax benefits. In 2007, the FASB issued FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48, which provides clarification regarding the effective settlement of tax positions upon examination by a taxing authority. FIN No. 48-1 has not to date impacted the Company’s application of FIN No. 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. The adoption of the standard, effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The adoption of the standard, effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which will change accounting guidance for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at their estimated acquisition date fair values, including non-controlling interests, accrued contingent liabilities and in-process research and development. Acquired contingent liabilities will subsequently be measured at the higher of the acquisition date fair value or the amount determined under existing guidance for non-acquired contingencies. SFAS No. 141R also provides that acquisition costs will be expenses as incurred, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year after December 15, 2008 and will be applied prospectively for business combinations occurring on or after the date of adoption. Early adoption of SFAS No. 141R is prohibited. The Company expects to adopt SFAS No. 141R on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The adoption of the standard, effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $41,000 and $49,000 during the years ended December 31, 2007, and 2006, respectively. Cash payments for interest were $127,000 and $16,000 during the years ended December 31, 2007 and 2006, respectively. Cash payments of dividends were $715,000 and $700,000, respectively, during the years ended December 31, 2007 and 2006.

See Note 7 – Acquisitions for information regarding the cash flow information related to acquisition of businesses.

3. Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. All of the shares designated for each series have been issued and remain outstanding as of December 31, 2007, and the Company has no plans to issue any additional shares of any of the series of preferred stock as of this date. Preferred stock is redeemable at the option of the Company. The order of liquidation preference of the series of the Company’s outstanding preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C. In June 2005, the Company eliminated references in its certificate of incorporation to its previously designated Series A Convertible Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series E Convertible Redeemable Preferred Stock, of which there were no outstanding shares at that time.

Under the terms of the Company’s line of credit facility with S&T Bank, the Company is prohibited from paying dividends on any shares of its capital stock, except for current dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Payment of dividends on the Company’s common stock or Series C preferred stock during the term of the agreement, which expires September 30, 2008, is prohibited. Each of the Certificates of Designation governing the Series C, D, F, G and H preferred stock prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid or are declared and funds are set aside for payment.

Series C Preferred Stock

Series C preferred stock accrues dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, effective July 1, 2006. Prior to this date, dividends accrued and compounded at a rate of 8%. Dividends accrued as of June 30, 2006 compound at a rate of 12% of the liquidation value thereof per annum effective July 1, 2006. No dividends have been paid to date on Series C preferred stock. Payment of accrued dividends on Series C preferred stock was initially scheduled to occur within ten days of June 30, 2006, with quarterly payments scheduled thereafter. However, the Company’s management determined that meeting the scheduled payment was inadvisable because, among other reasons, the Company’s credit agreement with S&T Bank prohibited payment of dividends on Series C preferred stock. Management deferred payment of the accrued dividends. Any future payment of dividends on Series C preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Management does not expect dividend payments to commence for Series C preferred stock during 2008. Dividends are accrued on an ongoing basis as any accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through March 31, 2008.

Dividends on Series C preferred shares of $728,000 and $546,000 were accrued during the fiscal years ended December 31, 2007 and 2006, respectively. Accrued but unpaid dividends on Series C preferred stock in the aggregate were $4,031,000 and $3,303,000 as of December 31, 2007 and 2006, respectively. Accrued but unpaid dividends per share of Series C preferred stock as of December 31, 2007 and 2006, respectively, were $161 and $132. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Series C preferred shares are not convertible into common shares.

Series D Preferred Stock

Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends are payable on the final day of each January, April, July and October, subject to legally available funds. Dividends accrued on Series D preferred shares were $165,000 during each of the fiscal years ended December 31, 2007 and 2006. Accrued but unpaid dividends on Series D preferred stock were $28,000, or $10 per share, as of December 31, 2007 and 2006. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. The convertibility period for Series D preferred shares expired in 2003. The recorded value of $2,152,000 for Series D preferred stock was based on an allocation of proceeds between preferred shares and contemporaneously issued warrants. The warrants expired in 2003 without any having been exercised.

Series F Preferred Stock

Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, payable and compounded quarterly. Dividends accrued each calendar quarter are payable on the 15th day of the succeeding month, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends accrued on Series F preferred shares were $70,000 during each of the fiscal years ended December 31, 2007 and 2006. Accrued but unpaid dividends on Series F preferred stock were $59,000, or $59 per share, as of December 31, 2007 and 2006. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. The convertibility period for Series F preferred shares expired in 2004.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series G Preferred Stock

Series G preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum effective December 29, 2005. Prior to this date, dividends were earned at a rate of 8%. Dividends are payable quarterly in arrears on the first day of each calendar quarter. Dividends accrued on Series G preferred shares $180,000 during each of the years ended December 31, 2007 and 2006. Accrued but unpaid dividends on Series G preferred stock were $45,000, or $300 per share, as of December 31, 2007 and 2006.

There is no mandatory redemption date for the Series G preferred stock. The Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2007, the Company estimates the amount of the liquidation premium as $4,050,000. The Company has not recorded a liability for the liquidation premium for the Series G preferred stock as redemption is at the option of the Company and the likelihood of redemption and payment of the premium is currently considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Each share of Series G preferred stock is convertible into 28,571 shares of common stock at any time prior to redemption by the Company, if any, as determined by dividing $10,000 by $0.35. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

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

Series H Preferred Stock

Series H preferred stock earns cash dividends at a rate per annum of 12% of the liquidation value. Dividends are payable quarterly in arrears on the last day of January, April, July and October. Dividends accrued on Series H preferred shares were $300,000 during each of the years ended December 31, 2007 and 2006. Accrued but unpaid dividends on Series H preferred stock were $50,000, or $200 per share, as of December 31, 2007 and 2006. The Series H preferred stock is not convertible into the Company’s common stock. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. The recorded value of $1,910,000 for Series H preferred stock was based on an allocation of proceeds between preferred shares and contemporaneously issued warrants. Based on the amount allocated to the Series H preferred stock, the effective dividend yield is 15.7%.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Warrants for Common Stock

In conjunction with the sale of Series H preferred stock on July 26, 2005, the Company issued warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock. The initial exercise price of the warrants was $1.00 per share. The number of shares for which the warrants may be exercised and the exercise price will be adjusted on a weighted average basis in the event of a “dilutive issuance,” as defined in the Form of Common Stock Warrant, involving any sale of equity stock or stock equivalents of the Company at a price below the greater of the exercise price or 85% of the market price of the common stock. Payment of the exercise price may be made in cash or by delivery to the Company of shares of other series of the Company’s outstanding preferred stock, plus accrued and unpaid dividends, if any, equal to the exercise price for the number of shares to be purchased upon exercise. There have been no changes to the number of shares for which the warrants may be exercised and the exercise price from issuance through December 31, 2007. The warrants will expire on July 26, 2020 unless exercised earlier.

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

Although the Company can settle the warrants with unregistered shares, for a period of five years from the date of issuance, the Company has agreed to use its best efforts to register under the Securities Act of 1933, as amended, the shares that may be obtained through exercise of the warrants if so requested in writing by the holders of at least 10% of the warrants. In the event the Company is not successful with its registration efforts, there are no damages due or requirements for cash settlement. The Company consulted EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in accounting for the warrants and registration rights. The Company recorded the warrants as a component of shareholders’ equity since the Company has sufficient authorized and unissued shares available for settlement of the warrants, the warrants may be settled in unregistered shares and the Company has no obligation to issue additional shares or to settle in cash in the event of failure to register the shares that may be obtained upon exercise of the warrants. The Company treated the registration rights as a separate derivative financial instrument because the occurrence or non-occurrence of an event, registration of the securities, will result in a derivative value to the holders of the registration rights. The Company recorded an estimated liability of $25,000 for the costs of effecting registration of such securities, which is included in other accrued liabilities on the Consolidated Balance Sheets as of December 31, 2007 and 2006.

5. Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company used the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options beginning with the period of adoption of SFAS No. 123R.

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of December 31, 2007, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of December 31, 2007
1996 Plan	266,000	12,055
1997 Plan	300,000	4,444
1998 Plan	375,000	2,000
2000 Plan	295,000	69,500

Total Allin Stock Plans	1,236,000	87,999

Summary of Stock Option Activity for the Allin Stock Plans during 2007 and 2006:

	2007		2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	961,650	$1.01	1,030,328	$1.44
Exercisable	686,650	$1.27	717,771	$1.89

Granted	295,000	$0.83	100,000	$0.59
Forfeitures	—	—	9,478	$1.21
Exercised	—	—	—	—
Expired	127,150	$3.05	159,200	$3.53

December 31
Outstanding	1,129,500	$0.73	961,650	$1.01
Exercisable	643,500	$0.80	686,650	$1.27

Of the options granted in 2007, 270,000 will vest at 20% of the award per year for five years on the anniversaries of the grant dates, unless forfeited earlier, while 25,000 will vest on the first anniversaries of the grant dates and do not include an early expiration provision.

Summary of Information for Stock Options Outstanding or Exercisable at December 31, 2007:

Information for Allin Stock Plans at December 31, 2007:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	735,000	$0.53	5.2 years	249,000	$0.32
From $1.00 to $1.99	394,500	$1.11	2.5 years	394,500	$1.11

	1,129,500	$0.73	4.3 years	643,500	$0.80

A total of 486,000 non-vested stock options were outstanding as of December 31, 2007, with 138,000 scheduled to vest in 2008, 113,000 scheduled to vest in each of the years 2009 and 2010, and 68,000 and 54,000 scheduled to vest in 2011 and 2012, respectively, unless forfeited earlier. A total of 95,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 180,000 options to purchase shares, which do not have an early expiration provision.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Information on Fair Value of Option Grants:

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following tables include information regarding assumptions for 2007 grants under the Allin Stock Plans and the weighted average fair values of options granted during 2007 and 2006.

	Weighted Average	Low Assumption	High Assumption
Risk free interest rate	4.83%	3.875%	4.875%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life of options	6.82 yrs.	6.80 yrs	7.00 yrs
Expected volatility rate	152%	152%	153%

Options originally issued at or above market:
Weighted average fair value of options granted during 2007	$0.80
Weighted average fair value of options granted during 2006	$0.56

The Company’s recorded expense for the fair value of share-based payment arrangements for the years ended December 31, 2007 and 2006 and estimates of future expense related to the fair value of share-based payment arrangements is included in the table below

Expense for Fair Value of Share-Based Payment Arrangements

(Dollars in thousands)

Recorded expense for the:
Year ended December 31, 2007	$52
Year ended December 31, 2006	22

Estimated expense to be recognized for the:
Year ended December 31, 2008	$71
Year ended December 31, 2009	61
Year ended December 31, 2010	57
Year ended December 31, 2011	51
Year ended December 31, 2012	23

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

Calculation of Basic and Diluted Earnings per Common Share Dollars in thousands, except per share data	Year Ended December 31
	2007	2006
Earnings per common share – basic:
Numerator:
Net income	$3,346	$1,860
Dividends on preferred stock	1,443	1,261

Net income attributable to common shareholders	$1,903	$599

Denominator:
Shares used in calculating basic earnings per common share	7,935,747	7,553,539
Earnings per common share – basic	$0.24	$0.08

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of Basic and Diluted Earnings per Common Share Dollars in thousands, except per share data	Year Ended December 31
	2007	2006
Earnings per common share – diluted:
Numerator:
Net income	$3,346	$1,860
Dividends on preferred stock	1,443	1,261

Net income attributable to common shareholders	$1,903	$599
Add dividends on convertible preferred stock	180	180

Numerator for diluted EPS calculation	$2,083	$779

Denominator:
Weighted average common shares outstanding	7,935,747	7,553,539
Effect of outstanding stock options	215,926	178,130
Effect of convertible preferred stock	4,285,714	4,285,714

Shares used in calculating diluted earnings per common share	12,437,387	12,017,383

Earnings per common share – diluted	$0.17	$0.06

Series G preferred stock was convertible into the Company’s common stock throughout 2007 and 2006. The exercise price of warrants to purchase 2,500,000 common shares outstanding exceeded the average market prices of the Company’s common stock for the years ended December 31, 2007 and 2006. Accordingly, the warrants were not included in the calculation of diluted EPS for those periods. The annual average market price of the common stock exceeded the exercise prices for 455,000 and 345,000 stock options as of December 31, 2007 and 2006, respectively. Shares included in the calculation of diluted EPS for the years ended December 31, 2007 and 2006 related to the stock options are included in the table above. Outstanding options to purchase common shares for which the exercise prices exceeded the respective year’s average market price for the common shares aggregated 674,500 and 616,650 as of December 31, 2007 and 2006.

7. Acquisitions

EITF Issue No. 95-8 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination provides guidance for accounting for contingent consideration. EITF No. 95-8 states that the determination of whether contingent consideration based on earnings or other performance measures should be accounted for as an adjustment of the purchase price of the acquired enterprise or as expense for compensation for services or profit sharing is a matter of judgment that depends on the relevant facts and circumstances. EITF No. 95-8 specifies that an evaluation of the appropriate accounting for contingent consideration should include a review of factors involving continuing employment of former equity holders of the acquired enterprise, components of the shareholder group, reasons for the contingent payments, the formula for determining contingent consideration payments and other arrangements and issues. The Company records liabilities for additional purchase consideration when estimates can be reasonably determined and exceed any previously recorded liability and management believes payment of additional purchase consideration is highly likely. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and compensation is determined when such estimates are recorded.

CodeLab Technology Group

On July 26, 2005, the Company acquired all of the outstanding equity interests of CodeLab, a Delaware corporation, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, CodeLab, and the holders of equity interests in CodeLab. The Purchase Agreement provided for annual payments of contingent consideration, calculated pursuant to a negotiated formula based upon an agreed to multiple of the net operating profit of CodeLab’s business, to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The total annual contingent payments shall not exceed $5,600,000 in any or all of the three annual periods and if due shall be made by the Company not later than 120 days following the end of such annual period.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s management believes that most of the factors enumerated in EITF No. 95-8 support recording contingent consideration under the Purchase Agreement as additional purchase price. These include the lack of an ongoing employment requirement for former shareholders, who received approximately 80% of the initial consideration, in order to receive contingent consideration, the consistency of the allocation percentages for contingent consideration among the former holders of equity interests with the allocation of initial consideration, the disproportion of purchase consideration amounts among CodeLab employees with similar functions indicating payment related to ownership interest rather than employment function, the consistency of the contingent consideration formula with management’s acquisition valuation models, the indication that total consideration is expected to be within the range of fair values presented in an appraisal, the earnings multiple nature of the formula and the lack of other types of agreements with selling parties having beneficial economic substance for the Company. However, management believes that certain elements can be considered indicators of compensatory arrangements. Since the acquisition, the operating executive compensation and bonus arrangements for CodeLab, have not been commensurate with the Company’s other business operations and are not expected to be commensurate during the remainder of the third annual period following acquisition. Consequently, the Company determined that portions of the contingent consideration for the first two annual periods and estimated contingent consideration for the third annual period should be recorded as expense in amounts resulting in operating executive compensation and bonus arrangements being comparable with the Company’s other operations.

In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of a cash payment of $1,085,000 and 361,642 shares of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital.

As of December 31, 2006, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2006, 2007 projections and belief that it was highly likely that contingent consideration would also be paid for the second annual period, the Company recorded accrued acquisition consideration of $1,570,000 based on its estimate. Expense of $48,000 was included in selling, general and administrative expenses for the year ended December 31, 2006 for the compensatory elements described above. The remainder of the estimated contingent consideration for the second annual period of $1,522,000 was regarded as additional purchase price and was recorded as goodwill. The estimated contingent consideration of $1,570,000 was reflected as accrued acquisition consideration on the Consolidated Balance Sheet as of December 31, 2006.

As of July 31, 2007, the Company’s calculation for contingent consideration for the second annual period following acquisition was $1,534,000. In October 2007, the Company delivered purchase consideration consisting of a cash payment of $545,000, 442,838 shares of the Company’s common stock and a promissory note for $700,000. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $255,000 to additional paid-in-capital. Subsequent cash payments of $5,000 and $25,000 related to the second annual period were delivered during December 2007 and January 2008, respectively. Expense of $48,000 was included in selling, general and administrative expenses for the year ended December 31, 2007 for compensatory elements related to the second annual period. Previous estimates were adjusted such that $1,438,000 was recorded as goodwill for additional purchase price related to the second annual period.

As of December 31, 2007, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2007 and 2008 projections, the Company believes it is highly likely that contingent consideration will also be paid for the third annual period ending July 31, 2008 and that the amount can be reasonably estimated. The Company’s estimate is $1,209,000, of which $96,000 is expected to be recorded as expense for the compensatory elements described above. Expense of $45,000 was included in selling, general and administrative expenses for the year ended December 31, 2007 and expense of $51,000 is expected to be recognized in 2008 for the compensatory elements related to the third annual period. The remainder of the estimated contingent consideration of $1,113,000 was regarded as additional purchase price and was recorded as goodwill as of December 31, 2007. The Consolidated Balance Sheet as of December 31, 2007 includes $1,183,000 of accrued acquisition consideration related to CodeLab, $25,000 and $1,158,000 related to the annual periods ending July 31, 2007 and 2008, respectively. Management will monitor the results of CodeLab’s operations during the remainder of the third annual period, and will adjust its estimate if appropriate.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase consideration recorded for the CodeLab acquisition to date, including the cash payments, note payable, issuances of the Company’s common stock, professional services and the accrued balance for contingent consideration is $6,746,000. The purchase consideration has been recorded as $253,000 of expense during the period from acquisition through December 31, 2007 with the remainder of $6,493,000 allocated among the acquired assets and liabilities of CodeLab. The Company believes the initial consideration, contingent consideration paid to date and any future contingent consideration to be paid represent the fair value of the CodeLab equity interests received, including the value of the common shares received and the intrinsic value of the CodeLab options terminated. The Company does not believe that the final amount of consideration to be paid under the terms of the Stock Purchase Agreement, even if it includes the maximum contingent consideration, is in excess of the fair value of the CodeLab equity interests received. Since the acquisition of CodeLab was a stock purchase, goodwill and intangible assets associated with the acquisition are not being amortized for tax purposes.

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

The Asset Purchase Agreement also provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The aggregate amount of all such annual earn-out payments was limited to a maximum of $252,000. No contingent consideration was due for the first annual period. Contingent consideration of $29,000 and $223,000 for the second and third annual periods ended November 30, 2006 and 2007, respectively, was included in accrued acquisition consideration on the Consolidated Balance Sheets as of December 31, 2006 and 2007. Accrued contingent consideration for the second and third annual periods was paid in January 2007 and 2008, respectively. The contingent consideration for the second and third annual periods was recorded as goodwill. The total purchase consideration recorded for the Jimary Business Systems acquisition including cash payments, professional services and the accrued balance for contingent consideration is $737,000. Amortization of goodwill and other intangible assets is a deductible expense for income tax purposes over fifteen years.

Computer Resources

On November 16, 2004, Allin Consulting-Pennsylvania acquired certain assets owned by McCrory & McDowell LLC (“M&M”) under an Asset Purchase Agreement entered into between the parties. The acquired assets were utilized in the operations of M&M’s Computer Resources division (“Computer Resources”), which specialized in consulting services based on Microsoft Dynamics technology and the sale of related technology products, primarily Dynamics GP accounting and customer relationship management software. The Asset Purchase Agreement provided for the payment of contingent purchase consideration for the purchased assets based on agreed upon percentages of earned and collected revenue from consulting services and product sales related to projects through certain dates in 2005 and 2006 with customers included on the acquired customer list. During the years ended December 31, 2007 and 2006, respectively, Allin Consulting-Pennsylvania paid M&M $1,000 and $17,000 for purchase consideration. The Company does not anticipate any future consideration payments will be made. The total purchase consideration of $37,000 was recorded as a customer list and is being amortized over an estimated useful life extending through 2009. Amortization of the customer list is a deductible expense for income tax purposes over fifteen years.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Information

The Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 include cash used of $578,000 and $1,121,000, respectively, related to the acquisitions of Computer Resources, Jimary Business Systems and CodeLab. The cash used has been recorded as follows:

Year ended December 31 (Dollars in thousands)	2007	2006
Customer list	$(3)	$—
Goodwill	1,251	1,624
Accounts payable	—	3
Note payable	(700)	—
Other accrued liabilities	—	9
Deferred revenue	—	(2)
Accrued acquisition consideration	30	(513)

Net cash used for acquisition of businesses	$578	$1,121

8. Goodwill and Other Intangible Assets

The Company follows SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but separable intangible assets deemed to have definite lives are amortized over their useful lives. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. Goodwill and intangible assets associated with acquisitions prior to 2002, when SFAS Nos. 141, 142 and 144 were adopted, were valued in accordance with Accounting Principals Board Opinion (“APB”) No. 16, Accounting for Business Combinations . Under APB No. 16, goodwill was an amortizable asset. The table below lists businesses acquired by the Company, year of acquisition and types of intangible assets acquired.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

As of December 31, 2007, the Company’s Consolidated Balance Sheet includes goodwill of $6,212,000. The table below reflects the changes in recognized value of goodwill during the years ended December 31, 2007 and 2006, by reportable segment.

Dollars in thousands	Balance December 31, 2007	2007 Acquisition Contingent Consideration	Balance December 31, 2006	2006 Acquisition Contingent Consideration	Balance January 1, 2006
Attributed Segment:
Technology Infrastructure	$381	$76	$305	$90	$215
Collaborative Solutions	4,769	767	4,002	1,430	2,572
Business Process	395	194	201	23	178
Systems Integration	301	125	176	176	—
Information Systems Product Sales	88	38	50	6	44
Other Services	278	51	227	88	139

Total	$6,212	$1,251	$4,961	$1,813	$3,148

During 2007 and 2006, the goodwill attributed to the Business Process and Information Systems Product Sales segments related to the acquisition of Jimary Business Systems, while goodwill attributed to the Technology Infrastructure, Collaborative Solutions, Systems Integration and Other Services segments related to the acquisition of CodeLab.

Testing for potential impairment of goodwill involves an attribution of the recognized assets of the acquired businesses, including cash, accounts receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, customer lists, non-competition agreements and goodwill, net of accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities, to reporting units. The reporting units utilized are the Company’s reported segments applicable to the acquired businesses, Technology Infrastructure, Collaborative Solutions, Business Process, Systems Integration, Information System Product Sales and Other Services, further broken down geographically between Northern California-based, Pittsburgh-based and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors the Company monitors to evaluate the value of goodwill are the valuation multiples and the revenue levels of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. There was no impairment indicated in the annual testing of goodwill performed as of December 31, 2007 and 2006.

Customer Lists and Non-Competition Agreements

As of December 31, 2007, the Company’s Consolidated Balance Sheet includes customer lists and non-competition agreements associated with acquisitions as follows:

As of December 31, 2007 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$2,659	$1,658	$1,001
Non-competition agreement	140	85	55

Total intangible assets	$2,799	$1,743	$1,056

During the years ended December 31, 2007 and 2006, the customer lists associated with the acquisition of CodeLab was amortized over a period ending in 2013, while the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems were amortized over periods ending in 2009. The useful lives correspond with the periods of attributed cash flows in the Company’s fair value estimates, or with

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CodeLab, the useful life recommended by independent appraisal. The non-competition agreement associated with the Jimary Business System acquisition was amortized over its three-year term, which ended November 30, 2007, while the agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical estimates are determination of the proportions of the estimated cash flows for the applicable reporting units to attribute to the acquired customer lists in each period and the assumed growth of the overall business operations. Management utilizes historical information related to business derived from the customers included on the acquired lists, future operating projections for the applicable reporting units and industry information concerning expected growth in the technology consulting industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows attributed to the customer lists. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors the Company monitors to evaluate the recorded value of the customer lists are forecast growth rates for the technology consulting industry, revenue derived from customers on the acquired lists and changes to the projected cash flows of the reporting units. Significant declines in these factors could indicate potential impairment of the customer lists. There was no impairment indicated for the customer lists from the annual testing as of December 31, 2007 and 2006.

The Company also utilizes a cash flow model to estimate the fair value of the non-competition agreements. The model projects the cash flows of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of non-competition provisions. Industry information concerning expected growth in the technology consulting industry is used to develop estimates of future cash flows over the remaining lives of the non-competition agreements. If the sum of the undiscounted cash flows attributable to a non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the technology consulting industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of non-competition agreements. There was no impairment indicated in the testing of the non-competition agreements performed as of December 31, 2007 and 2006.

Amortization Expense

Information regarding aggregate amortization expense recorded during the years ended December 31, 2007 and 2006, and expected for the next five years, is as follows.

Amortization Expense (Dollars in thousands)
Recorded expense for the:
Year ended December 31, 2007	437
Year ended December 31, 2006	$267

Estimated expense to be recognized for the:
Year ended December 31, 2008	$511
Year ended December 31, 2009	511
Year ended December 31, 2010	244
Year ended December 31, 2011	147
Year ended December 31, 2012	147

Actual amortization expense for the year ended December 31, 2007 and estimated amortization expense for the years ended December 31, 2008 through December 31, 2010 includes amortization related to capitalized software development.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Line of Credit

The Company and S&T Bank, a Pennsylvania banking association, have a Loan and Security Agreement (the “S&T Loan Agreement”), for a revolving credit loan, under which the maximum borrowing availability is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable from two customers aged up to one hundred twenty days may also be included in the maximum borrowing availability. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The S&T Loan Agreement had an original term of one year, but has been renewed for nine successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2008. As of December 31, 2007, maximum borrowing availability was $3,054,000.

Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The outstanding balance as of December 31, 2007 was $820,000. There was no outstanding balance under the S&T Loan Agreement as of December 31, 2006. Loans made under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one-half percent effective with the annual renewal for the period ending September 30, 2008. This represents a one-half percent reduction from the rate previously in effect. During the year ended December 31, 2007, the rate of interest applicable to outstanding borrowings under the S&T Loan Agreement ranged from 7.75% to 9.25%. The applicable interest rate as of December 31, 2007 was 7.75%, and subsequently the interest rate has been reduced to 5.75%. Interest payments due on any outstanding loan balances are to be made monthly on the first day of the month. Interest expense of $105,000 and $16,000 was recorded during the years ended December 31, 2007 and 2006, respectively. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

The S&T Loan Agreement and subsequent amendments include various covenants relating to matters affecting the Company including a required cash flow to interest ratio of not less than 1.0 to 1.0, insurance coverage, financial accounting practices, audit rights, prohibited transactions, and limitations on dividends and stock purchases. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company met the cash flow covenant requirement for each of the four quarters of 2007. As of December 31, 2007, the Company was in compliance with the other loan covenants under the amended S&T Loan Agreement.

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

In February 2008, the Company and S&T Bank entered into agreements for an additional credit facility. See Note 17 – Subsequent Events for information regarding this credit facility.

10. Financial Risks and Fair Value

During the normal course of business, the Company is exposed to several types of market risk which include, but are not limited to, foreign currency exchange rate risk, trading risk, interest rate risk, and collectibility of accounts receivable. The Company manages these risks by assessing their possible impact on a regular basis. The Company does not expect material losses from failure to collect accounts receivable that exceed the Company’s allowance for doubtful accounts. The Company does not currently invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose, including management of foreign currency exchange rate, trading or interest rate risks. The Company does not purchase goods subject to commodity price risk or undertake any trading activities involving commodity contracts accounted for at fair value.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exchange Rate Risk

Contracts covering the Company’s foreign operations are denominated in United States dollars. Costs associated with any projects or services conducted outside the United States are also predominantly in United States dollars. Therefore, the Company does not believe it is subject to material foreign exchange currency risk and does not expect any material losses from foreign exchange currency risk.

Interest Rate Risk

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with any balance, which may be outstanding from time to time, of variable rate debt maturing September 30, 2008. As of December 31, 2007, variable rate debt outstanding was $820,000. There was no variable rate debt outstanding as of December 31, 2006. The revolving credit loan bears interest at S&T Bank’s prime interest rate plus one-half percent. The Company incurred interest expense of $105,000 and $16,000 on its revolving credit loan during 2007 and 2006, respectively. The Company does not believe the impact from variation in interest rates was material in either year and does not anticipate any material losses due to interest rate risk.

Fair Value

Accounts receivable, accounts payable and other accrued expenses carrying amounts in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2007 and 2006, due to the relatively short maturity of the accounts.

11. Lease Commitments

The Company rents office space in Pittsburgh from an entity in which certain shareholders have an ownership interest. See Note 13 – Related Party Transactions for additional information concerning lease arrangements for the Company’s Pittsburgh office. In August 2006, the Company entered into a new five-year lease for the Pittsburgh office space. Minimum remaining lease commitments for the Pittsburgh office space are $208,000 per year from 2008 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease, although no adjustment was made during 2007. Under this arrangement, the Company is not obligated for any additional rent related to the landlord’s operating expenses, basic utility costs or repair and maintenance costs, other than for damage directly caused by the Company.

The Company leases office space in Ft. Lauderdale, Florida, Wakefield, Massachusetts and San Jose and Walnut Creek, California and equipment under operating leases that expire at various dates from 2009 through 2012. During 2006, the leases for the Walnut Creek and San Jose offices were extended for three-year periods. During 2007, additional space was added to the leased premises in Ft. Lauderdale, Florida and Wakefield, Massachusetts. The term of the lease for the Ft. Lauderdale office space was not extended beyond the lease expiration date of January 31, 2009. The term of the lease for the Wakefield office space was extended by one year to an expiration date of May 31, 2012. The leases do not include automatic renewal provisions or any specification of rental costs beyond the respective lease terms. Under the office leases, the Company is subject to additional occupancy costs for an allocated share of the excess of the landlord’s operating expenses, including maintenance and repairs, property management costs, property-related taxes, security, insurance and utilities over base year operating expenses, as defined in the respective lease agreements.

The Company also leases storage space in Ft. Lauderdale, for the storage of inventory and equipment to be utilized for systems integration projects or information system product sales, under month-to-month arrangements that do not involve obligations for additional occupancy costs beyond base rental charges.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, minimum future lease commitments for all non-cancelable operating leases are:

Minimum Future Lease Payments (Dollars in thousands)
2008	$656
2009	518
2010	400
2011	304
2012	76

Total	$1,954

Occupancy costs for the Company’s leased offices and storage space were $629,000 and $534,000 for the years ended December 31, 2007 and 2006, respectively. Lease costs for equipment, primarily for copiers and printers, were $26,000 and $27,000 for the years ended December 31, 2007 and 2006, respectively.

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

The components of the deferred tax assets and liabilities, as of December 31, 2007 and 2006, are as follows:

Deferred Tax Assets and Liabilities (Dollars in thousands)	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$6,919	$7,591
Intangible asset differences	380	440
Miscellaneous	100	62

	7,399	8,093
Valuation allowance	(4,879)	(6,965)

Net deferred tax assets	$2,520	$1,128

Deferred tax liabilities:
Intangible asset differences	$72	$13

	$72	$13

On the Consolidated Balance Sheets as of December 31, 2007 and 2006, the deferred tax liabilities are netted against the non-current portion of deferred tax assets, as required by SFAS No. 109.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $2,520,000 and $1,128,000 as of December 31, 2007 and 2006, respectively. Valuation allowances offset additional net deferred tax assets. Management believed it was more likely than not as of December 31, 2007 and 2006 that the net recognized deferred tax assets would be realized in future periods. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance decreased by $2,086,000 and $1,310,000 during the years ended December 31, 2007 and 2006, respectively. The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical revenue has resulted from a small number of large projects each year for a small number of customers concentrated in one industry. Management evaluates the Company’s results of operations, the backlog of committed business for future periods and its assessment of opportunities that might arise from the Company’s customers on a recurring basis. The Company’s evaluations during 2007 and 2006 indicated the risks were mitigated by the other factors such that significant reductions in the valuation allowance were appropriate. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of December 31, 2007.

As of December 31, 2007, the Company estimates its potentially realizable net operating loss carryforwards are approximately $16,532,000 and $25,974,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $5,621,000 and $1,298,000, respectively, as of December 31, 2007, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2027. The Company files state income tax returns for California on a unitary basis. Tax returns for other states in which the Company or subsidiaries operate are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards. During 2007 and 2006, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income.

The benefit from income taxes is comprised of the following for the years ended December 31, 2007 and 2006:

(Dollars in thousands) Year ended December 31	Income Tax Benefit
	2007	2006
Current
Federal	$37	$15
State	—	1

Total current	37	16
Deferred	754	317
Valuation Allowance	(2,086)	(1,310)

Benefit from income taxes	$(1,295)	$(977)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the benefit from income taxes reflected in the Consolidated Statements of Operations follows for the years ended December 31, 2007 and 2006:

(Dollars in thousands) Year ended December 31	Income Tax Benefit
	2007	2006
Estimated provision for income taxes at federal statutory rate	$700	$301

Non-amortizable intangible asset	72	72
State income tax expense, net of federal benefit	—	1
Change in valuation allowance	(2,086)	(1,310)
Change in estimates and other	19	(41)

Benefit from income taxes	$(1,295)	$(977)

Cash payments for income taxes were $41,000 and $49,000 during the years ended December 31, 2007 and 2006, respectively.

Uncertainty Regarding Income Taxes

On January 1, 2007, the Company implemented FIN No. 48, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. For the Company and its subsidiaries, U.S. federal income tax returns are filed on a

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated basis and California income tax returns are filed on a unitary basis for the group. The Company and its subsidiaries also file various state income tax returns on a single corporation basis. The Company believes it is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2001. There were no income tax examinations in progress when the Company implemented FIN No. 48. During September 2007, the Internal Revenue Service commenced an audit of the Company’s consolidated return for the year ended December 31, 2005, which currently remains open. No other examinations have subsequently commenced, nor has the Company or any of its subsidiaries been given notice of another impending examination.

The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Company also reviewed the tax benefits it expects to recognize for 2007 in estimating federal and state income tax provisions for the year ended December 31, 2007 and determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the beginning and ending amount of unrecognized tax benefits and any additions, reductions and changes has been omitted. Based on the Company’s determination that no material uncertainty was indicated regarding previously recognized or expected tax benefits, no accrual for interest and penalties was recognized upon implementation of FIN No. 48 or for the year ended December 31, 2007.

13. Related Party Transactions

Contingent Purchase Consideration

The Purchase Agreement for the July 2005 acquisition of CodeLab provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock.

In October 2007, in consideration of the second annual period ended July 31, 2007, the Company delivered purchase consideration to a former holder of equity interests in CodeLab and current chief executive officer of CodeLab. A portion of the aggregate amount due to this holder included cash consideration of $224,000 and 379,867 shares of the Company’s common stock. The market value of the Company’s common stock on the date of issuance of $0.61 per share. The October 2007 issuance of shares of the Company’s common stock increased this holder’s aggregate shares to 900,103, making the holder a beneficial owner of more than ten percent of the outstanding common stock of the Company. A balance of $22,000 related to the second annual period following acquisition was held back by agreement of the parties and subsequently was paid in January 2008. In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered purchase consideration to this holder. The aggregate amount due this holder included cash consideration of $758,000 and 310,217 shares of the Company’s common stock. The market value of the Company’s common stock on the date of issuance of $0.55 per share,

Note Payable and Interest On

October 5, 2007, the Company executed a Promissory Note in the principal amount of $700,000 payable to the chief executive officer of CodeLab, and a beneficial owner of more than five percent of the outstanding common stock of the Company. The maturity date of the Promissory Note is July 31, 2008. The Company may pre-pay the outstanding principal balance of the Promissory Note at any time in whole or in part prior to maturity. The Promissory Note bears interest at a rate of 12% per annum, with interest due and payable quarterly on December 31, 2007, March 31, 2008, June 30, 2008 and at maturity. Interest payments of $20,000 were made during the year ended December 31, 2007 related to the note. The interest rate will increase by 2% in the event any scheduled payment of interest is not made, with the increased rate remaining in effect until the scheduled interest payment is made. The Promissory Note is subordinated to and junior in right of payment to all currently existing or future obligations, indebtedness or other liabilities of the Company to any commercial banks or other financial institutions providing financing to the Company. With regard to the Promissory Note, S&T Bank waived the terms prohibiting the Company from incurring additional debt included in the S&T Loan Agreement, as amended, between the Company and S&T Bank. The principal balance of the Promissory Note represents a portion of the accrued purchase consideration due for the annual period ended July 31, 2007 pursuant to the terms of the Purchase Agreement entered into on July 26, 2005 by and among the Company, CodeLab, and the holders of equity interests in CodeLab.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note Receivable from Employee

A loan of $15,000 was made to a newly hired employee in December 2003. The employee was also the sole owner of Information Designs, Inc., from which Allin Consulting-Pennsylvania purchased certain assets coincident with the loan. A promissory note for the loan bears interest at six percent per annum and provides for semi-monthly payments of principal and interest such that the entire principal balance of the loan will be repaid by December 15, 2008. Loan principal of $3,000 was repaid by the employee as well as $1,000 or less of interest during the each of the years ended December 31, 2007 and 2006. The current portion of the note receivable was $3,000 as of December 31, 2007 and 2006. The non-current portion of the note was $-0- and $3,000, respectively, as of these dates.

Services and Products Sold to Related Parties

During 2007 and 2006, Allin Network provided technology infrastructure consulting services and sold information system products to an entity in which certain shareholders and a director and officer of the Company own interests. Fees charged for these services were $32,000 for each of the years ended December 31, 2007 and 2006. Information system product sales were $7,000 and less than $1,000 during the years ended December 31, 2007 and 2006.

During 2007 and 2006, Allin Consulting-Pennsylvania provided business process consulting services to an entity in which certain shareholders of the Company have an equity interest. Service fees charged were $124,000 and $46,000, respectively, during the years ended December 31, 2007 and 2006. During 2007 and 2006, Allin Consulting-Pennsylvania also sold software to this entity. Revenue from these information system product sales was $12,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively. During 2007 and 2006, Allin Network provided technology infrastructure consulting services. Fees charged for these services were $1,000 and $13,000 for the years ended December 31, 2007 and 2006. During 2006, Allin Network also sold $2,000 of information system products to this entity.

Purchases with a Related Party

During 2007 and 2006, CodeLab purchased advertising in an industry periodical in which a shareholder of the Company has an equity interest. Advertising costs were $16,000 during each of these years.

Lease Arrangement

The Company rents office space in Pittsburgh from an entity in which certain shareholders have an ownership interest. In August 2006, the Company entered into a new five-year lease for the Pittsburgh office space, replacing a month-to-month arrangement which had been in place since 2002. See Note 11 – Lease Commitments for additional information regarding this lease. Rental expense under this arrangement was $208,000 and $166,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the minimum remaining lease commitment for this office space is $746,000.

14. Industry Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as the basis for determining its segments. SFAS No. 131 requires use of a model for segment reporting called the “management approach”. The management approach is based on the way the chief operating decision maker organizes segments within a company for making decisions and assessing performance.

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

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands) Year ended December 31	Revenue from External Customers
	2007	2006
Technology Infrastructure	$2,439	$3,310
Collaborative Solutions	9,626	7,320
Business Process	2,907	2,069
Interactive Media	2,364	1,120
Systems Integration	4,811	2,647
Information System Product Sales	1,070	1,262
Other Services	1,909	1,320

Consolidated Revenue from External Customers	$25,126	$19,048

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

(Dollars in thousands) Year ended December 31	Revenue from Related Entities
	2007	2006
Total Revenue from Services for Related Entities	$486	$103

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

(Dollars in thousands) Year ended December 31	Gross Profit
	2007	2006
Technology Infrastructure	$1,362	$1,856
Collaborative Solutions	5,499	4,109
Business Process	1,704	1,134
Interactive Media	1,559	809
Systems Integration	2,343	1,498
Information System Product Sales	304	313
Other Services	1,113	599

Consolidated Gross Profit	$13,884	$10,318

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands) As of December 31	Total Assets
	2007	2006
Technology Infrastructure	$1,174	$1,228
Collaborative Solutions	8,094	6,787
Business Process	1,329	915
Interactive Media	1,134	657
Systems Integration	4,326	1,956
Information System Product Sales	263	405
Other Services	1,335	1,000
Corporate & Other	1,089	287

Consolidated Total Assets	$18,744	$13,235

Information on net property and equipment attributable to segments is as follows:

(Dollars in thousands) As of December 31	Property and Equipment (net)
	2007	2006
Technology Infrastructure	$38	$33
Collaborative Solutions	247	97
Business Process	29	15
Interactive Media	16	6
Systems Integration	62	12
Information System Product Sales	10	8
Other Services	15	4
Corporate & Other	27	14

Consolidated Property & Equipment (net)	$444	$189

Information on property and equipment additions attributable to segments is as follows:

(Dollars in thousands) As of December 31	Property and Equipment Additions
	2007	2006
Technology Infrastructure	$36	$15
Collaborative Solutions	255	54
Business Process	30	9
Interactive Media	19	2
Systems Integration	67	7
Information System Product Sales	11	4
Other Services	18
Corporate & Other	31	14

Consolidated Property & Equipment Additions	$467	$105

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Domestic revenue is attributed to geographic areas based on the location of services performed or the location from which products are shipped to customers. International revenue is attributable to the locations where consulting services or systems integration are performed for extended periods. Interactive Media and Systems Integration revenue generated on sailing ships is attributed to at sea. Information on consolidated revenue attribution to geographic areas is as follows:

(Dollars in thousands) Period ended December 31	Revenue from External Customers
	2007	2006
Domestic Revenue:
Northeastern United States	$11,492	$9,951
Midwestern United States	465	281
Southern United States	1,701	1,287
Western United States	5,680	4,568

Total Domestic Revenue	$19,338	$16,087

International & At Sea Revenue:
Europe	$5,153	$2,668
Other International	296	293
At Sea	339	—

Total International & At Sea Revenue	$5,788	$2,961

Consolidated Revenue from External Customers	$25,126	$19,048

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

(Dollars in thousands) As of December 31	Property and Equipment (net)
	2007	2006
California	$40	$44
Florida	51	15
Massachusetts	259	68
Pennsylvania	94	62

Consolidated Property & Equipment (net)	$444	$189

Information about Major Customers

During the years ended December 31, 2007 and 2006, there were no customers accounting for 10% or greater of the Company’s consolidated revenue.

As of December 31, 2007, two significant customers comprised 13% and 10%, respectively, of the Company’s accounts receivable. As of December 31, 2006, one significant customer comprised 11% of the Company’s accounts receivable.

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, utilized in the operations of the Systems Integration and Information System Product Sales segments. In recent periods, these materials purchases were highly concentrated with major suppliers. During the year ended December 31, 2007, two significant suppliers accounted for 37% and 23%, respectively of materials purchases for these segments. During the year ended December 31, 2006, two significant suppliers accounted for 54% and 15%, respectively of materials purchases.

The Company operates under a License and Supply Agreement with one of the major suppliers. The current agreement became effective June 30, 2003 and has a term of five years, expiring on June 30, 2008. There are no requirements for minimum levels of purchasing under the License and Supply Agreement.

The increase in the level of Business Process services provided by the Company in recent periods also resulted in revenue for the Information System Product Sales segment as the sale of financial software products is actively promoted in conjunction with Business Process operations. Purchases of financial software products are concentrated with one significant supplier.

15. Defined Contribution Plan

The Company maintains a profit-sharing plan with a 401(k) feature. The Allin Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan covering all full time employees of the Company meeting the 401(k) Plan’s eligibility requirements. Under the 401(k) Plan, participants are eligible to contribute various percentages, up to 15%, of their compensation and the Company may make discretionary matching contributions depending on its profitability, subject to a maximum of 50% of an employee’s contribution of up to 2% of his/her salary. Matching contributions of $66,000 and $22,000 were incurred by the Company during the years ended December 31, 2007 and 2006, respectively. During 2006, the matching contribution was subject to a maximum of $250 per participant. The Company incurs the administrative costs of the 401(k) Plan, which were $6,000 and $7,000 for the years ended December 31, 2007 and 2006.

16. Subsequent Event

Credit Facility with S&T Bank

On February 14, 2008, the Company and its subsidiaries and S&T Bank entered into a Business Loan Agreement (“Loan Agreement”) and a Promissory Note (“Note”) effective upon S&T Bank’s receipt of the executed Loan Agreement and Note. In addition, each of the Company and its subsidiaries and S&T Bank entered into Commercial Security Agreements, which were effective as of February 14, 2008. Collectively, the Loan Agreement, Note and Commercial Security Agreements are referred to as the “S&T Straight Credit Line.” The S&T Straight Credit Line will expire on October 30, 2008. Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of outstanding borrowings at any time. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to any prepayment. Loans under the S&T Straight Credit Line bear interest at S&T Bank’s prime interest rate plus one-half percent. As of February 14, 2008, the applicable interest rate was 6.50% and has subsequently been reduced to 5.75%. Interest payments on any outstanding loan balances are due monthly on the thirtieth day of the month. Any unpaid interest balance will be due at maturity.

The S&T Straight Credit Line includes provisions granting S&T Bank a security interest in certain assets of the Company, including its accounts receivable, equipment, lease rights for real property, and inventory. The Company and its subsidiaries, except for Allin Consulting-California and Allin Holdings, are required to maintain depository accounts with S&T Bank, in which accounts S&T Bank has a collateral interest. The S&T Straight Credit Line includes various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions and dividends. The covenant concerning dividends prohibits the Company from paying

ALLIN CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. The S&T Straight Credit Line also includes financial reporting requirements regarding annual audit reports and monthly financial statements. The Company was in compliance with all covenants as of the effective date of the S&T Straight Credit Line and was in compliance with all other covenants as of the date of the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Events of default under the S&T Straight Credit Line include, among others, failure of the Company to comply with the loan covenants, failure to make required loan payments when due, false representations or statements, insolvency, defective collateralization, creditor or forfeiture proceedings, changes in ownership of 25% or greater of the Company’s common stock and material adverse changes in the Company’s business. If an event of default occurs, S&T Bank, at its option, may make all indebtedness under the S&T Straight Credit Line immediately due and payable.

Issuance of Stock Options

On March 11, 2008, the Company awarded options to purchase 5,000 common shares under the 2000 Stock Plan. The grant price was $0.80 per share, which was the market price of the Company’s common stock on the grant date. The options to purchase common shares will vest on the first anniversary of the grant date.

17. Unaudited Quarterly Financial Information

The data for the quarterly periods ended March 31, June 30 and September 30, 2007 and 2006 is derived from the data presented in the Company’s filings on Form 10-Q for those periods. Comparable data is presented for the three-month periods ended December 31, 2007 and 2006.

Dollars in thousands except per share data	Three Months Ended
	2007
	March 31	June 30	September 30	December 31
Revenue	$6,180	$6,786	$5,682	$6,478
Gross Profit	3,450	3,401	3,148	3,885
Income from operations	831	480	195	671
Net income	$792	$402	$1,204	$948

Net income attributable to common shareholders	$444	$45	$838	$576

Earnings per common share – basic	$0.06	$0.01	$0.11	$0.07

Earnings per common share – diluted	$0.04	$0.01	$0.07	$0.05

Dollars in thousands except per share data	Three Months Ended
	2006
	March 31	June 30	September 30	December 31
Revenue	$5,019	$5,625	$4,401	$4,003
Gross Profit	2,881	3,142	2,297	1,998
Income (loss) from operations	367	863	(31)	(302)
Net income (loss)	$365	$823	$(14)	$686

Net income (loss) attributable to common shareholders	$85	$538	$(360)	$336

Earnings (loss) per common share – basic	$0.01	$0.07	$(0.05)	$0.04

Earnings (loss) per common share – diluted	$0.01	$0.05	$(0.05)	$0.03

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Allin Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Allin Corporation (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allin Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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
Pittsburgh, Pennsylvania
March 28, 2008

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The following table includes certain information concerning each of the directors and executive officers of the Company. Ages are given as of March 14, 2008.

Name	Age	Position with the Company
Richard W. Talarico	52	Chairman of the Board, Chief Executive Officer and President
Dean C. Praskach	50	Chief Financial Officer, Vice President-Finance, Treasurer and Secretary
Brian K. Blair (1)	45	Director
Anthony L. Bucci (2)	59	Director
William C. Kavan (2)	57	Director
James S. Kelly (1)	57	Director
Anthony C. Vickers	58	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

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

William C. Kavan became a director of the Company in July 1996 and has served as a director of Allin Interactive since October 1994. Mr. Kavan has also served as a director of certain of the Company’s other subsidiaries since their inception or acquisition by the Company. From 1984 to 1999, Mr. Kavan served as president of Berkely-Arm, Inc. (“Berkely”), the largest provider of revenue-generating passenger insurance programs for the cruise industry. Berkely has served various cruise line clients, including Carnival, Royal Caribbean, Princess and NCL. Mr. Kavan currently serves as a director of a number of privately-held businesses in the hospitality, digital imaging and personal services industries.

James S. Kelly became a director of the Company in August 1998. Mr. Kelly founded KCS Computer Services, Inc. (“KCS”), now Allin Consulting-Pennsylvania, in 1986 and served as its President and Chief Executive Officer prior to its acquisition by the Company in August 1998. Following the acquisition of KCS, the Company appointed Mr. Kelly as a director of the Company. Mr. Kelly was responsible for setting strategic direction for KCS, oversight of all KCS operations and direction of its finance and administration function. Mr. Kelly has been involved in the information technology field for over 25 years.

Anthony C. Vickers became a Director of the Company in November 1999. Mr. Vickers founded IT Services Development (“ITSD”) in 1998 and has served as principal of ITSD since its inception. ITSD is a management consulting firm that assists clients with projects ranging from strategic planning to acquisitions and customer satisfaction surveys. Mr. Vickers also currently serves as a director of British-American Business Council Los Angeles (since May 2007) and as a member of advisory boards for several entities, including the University of Southern California Integrated Media Systems Center (since November 1998), Bluecrane, Inc. (since November 2001) and MAKE Corp. (since January 2002). Mr. Vickers founded Computer People, a public information technology services organization, in 1972 and served as its Chief Executive Officer and President until November 1995 and as a director until March 1998. Mr. Vickers served as a director of Watchit Media, Inc., a public company, from January 2004 through October 2007. Mr. Vickers also served as a director of PC Tutor Corporation, which provided computer training services to small and medium-sized businesses from 1998 to 2000, as a director of Computer Technology Associates, a provider of information technology services and E-government solutions to the federal and state governments, from January to October 2000, and as a member of the advisory board of Greenbrier & Russel, which specializes in E-business enabling, from August 1999 to August 2003.

There are no family relationships among the directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any person who beneficially owns more than ten percent of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers and significant shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of the copies of these reports, all of the required Section 16(a) reports for the year ended December 31, 2007 were filed on a timely basis.

Code of Ethics

In February 2004, the Company’s Board of Directors adopted a code of ethics, the Allin Corporation Business Conduct Guidelines (the “Allin BCG”), applicable to all of the Company’s employees, including its principal executive, financial and accounting officers. The Allin BCG was filed as Exhibit 14 to the Company’s Report on Form 10-K for the annual period ended December 31, 2004. If the Company amends the Allin BCG, or waives of a provision of the Allin BCG for the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, the Company intends to disclose the amendment or waiver, and the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on its Internet website, www.allin.com. No amendments of the Allin BCG or waivers of its provisions were granted during 2007.

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by the Company’s security holders during 2007.

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

Item 11 - Executive Compensation

As a “smaller reporting company,” the Company has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, the Company is not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor is the company required to quantify payments due to the named executives upon termination of employment. Management believes that the scaled disclosure for the Company’s executive compensation policy and practices is appropriate because the Company is small for a publicly-traded company, has only two named executives and has a relatively simple compensation policy and structure.

Summary Compensation Table

The following table provides information concerning the 2007 and 2006 compensation of the named executives of the Company. During 2007 and 2006, there was no compensation for the named executives in the form of stock awards, non-equity incentive plan compensation, change in pension value and non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Option Awards ($) (2)		All Other Compensation ($) (3)		Total ($)
Richard W. Talarico Chairman of the Board, Chief Executive Officer and President	2007 2006	$ $	190,550 185,000	$ $	93,978 20,000	$ $	4,000 4,000	$ $	-0- -0-	$ $	288,528 209,000

Dean C. Praskach Chief Financial Officer, Vice President-Finance, Treasurer and Secretary	2007 2006	$ $	154,500 150,000	$ $	47,813 5,000	$ $	2,564 1,000	$ $	1,545 250	$ $	206,422 156,250

(1)	Bonuses were earned in the year indicated, but paid in the subsequent year.
(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with SFAS No. 123R, of awards of stock options and thus include amounts from awards granted prior to 2006. Specifically, amounts reflected in this column related to stock options granted to Mr. Talarico in July 2005 and to Mr. Praskach in July 2005 and July 2007. The total fair values of the respective option grants are being expensed over the five-year vesting periods for the options. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: July 2005 option grants - risk-free interest rate of 3.6%, expected dividend yield of 0.0%, 7 year expected life of options and expected volatility rate of 90%; July 2007 option grants - risk-free interest rate of 4.9%, expected dividend yield of 0.0%, 6.8 year expected life of options and expected volatility rate of 152%.
(3)	The Company’s 401(k) defined contribution plan permits a discretionary matching contribution. During 2007, the Company’s match was equal to 50% of the first 2% of each employee’s contribution. During 2006, the Company’s match was equal to 50% of the first $500 of each employee’s contribution for a maximum match of $250. During 2006 year-end testing of the plan, it was determined that distribution of the matching contribution to members of the highly-compensated group, including Mr. Praskach, was required to maintain plan qualifications. The matching contribution was distributed to Mr. Praskach in 2007. Mr. Talarico does not participate in the Company’s 401(k) plan. Perquisites were less than $10,000 for each named executive and, consequently, are not included in the table.

Compensation Elements: Employment Agreements and Agreements Providing Payments Upon Retirement, Termination or Change in Control

Our executive compensation program is structured such that base salary comprises the majority of each named executive’s compensation. Cash bonuses comprise a smaller percentage of each named executive’s annual compensation. While our named executives hold significant numbers of stock options, we do not grant stock options on a regular basis to senior management. We believe this mix of compensation best serves the long-term interests of our stockholders, as we believe it is consistent with our objective to invest in growing and improving our business operations. We also believe that it was prudent that our executive compensation practices were conservative during 2007 and 2006 as the Company made significant cash payments for contingent acquisition consideration under the terms of the Stock Purchase Agreement pursuant to which we acquired CodeLab in 2005. We expect that our executive compensation practices will remain conservative during 2008 as the Company anticipates that another significant cash payment for contingent acquisition consideration will be required later in 2008. For additional information regarding contingent consideration related to the CodeLab acquisition, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources and Note 7 – Acquisitions in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. For a discussion of the material terms of each named executive’s employment agreement, see the discussion under Employment Agreements and Potential Payments Upon Termination or Change-in-Control below.

Mr. Talarico’s Employment Agreement

The Company entered into an employment agreement with Mr. Talarico on January 10, 2002, which was effective as of January 1, 2001. Pursuant to subsequent amendments, the term of the agreement was extended through December 31, 2006. The term of the agreement has not been formally extended to date. The Company and Mr. Talarico expect to amend the agreement to further extend its term at a future date.

The agreement set Mr. Talarico’s annual base salary at $175,000. On March 1, 2006 and February 13, 2007, the Board of Directors increased Mr. Talarico’s annual base salary by $10,000 and $5,500, respectively, with each increase retroactive to the beginning of the respective year. On November 15, 2007, the Board of Directors implemented a $7,622 increase in his annual salary to $198,172, to be effective as of January 1, 2008.

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

•	all of his unvested stock options will become fully vested; and

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

Mr. Talarico is entitled to continuation of coverage under the Company’s group health plan during the period of his severance payments. However, Mr. Talarico did not participate in the Company’s group benefit plans during 2007.

Mr. Praskach’s Employment Agreement

In June 2000, the Company entered into an employment agreement with Mr. Praskach, which was subsequently amended in February 2001, December 2004 and July 2005. The term of the agreement commenced June 23, 2000 and, as amended, will continue through June 23, 2010. The agreement permits but does not require annual merit increases to salary. On March 1, 2006 and February 13, 2007, the Board of Directors increased Mr. Praskach’s salary by $5,000 and $4,500, respectively, with each increase retroactive to the beginning of the respective year. On November 15, 2007, the Board of Directors implemented a $6,180 increase in his annual salary to $160,680, to be effective as of January 1, 2008.

Mr. Praskach is eligible to receive stock options as may be awarded from time to time and under terms similar to options awarded to other employees under the Company’s stock plans. The agreement does not specify any minimum number of options to be awarded to him during the term of the agreement. On July 10, 2007, the Board of Directors of the Company approved the grant of options to Mr. Praskach to purchase 20,000 shares of the Company’s common stock as a long-term incentive as part of the Company’s overall compensation program. The exercise price of each option was equal to $0.85 per share, the closing price of the common stock as reported by the OTC Bulletin Board on July 10, 2007, the date of grant. The options will expire on the seventh anniversary of the date of grant. The options will vest ratably at 20% per year on the anniversary of issuance, subject to immediate vesting upon a change of control of the Company as described below.

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

If his employment by the Company is terminated without “cause” or terminated in conjunction with or within one year after a “change in control” of the Company occurs, Mr. Praskach will receive semi-monthly severance payments equal to the semi-monthly base salary payment he was receiving when terminated until the earlier of the first anniversary of the termination or the date on which Mr. Praskach obtains other full-time employment. Mr. Praskach would not be entitled to continuation of health, dental or vision benefits at the Company’s expense while severance payments are being made.

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

401(k) Defined Contribution Plan

The only plan that the Company has in place that would provide for the payment of retirement benefits, or benefits that would be paid primarily following retirement, is the Company’s profit-sharing plan with a 401(k) feature. The Allin Corporation 401(k) Plan is a defined contribution plan covering all full time employees of the Company meeting the 401(k) plan’s eligibility requirements. Under the 401(k) plan, participants are eligible to contribute various percentages, up to 15%, of their compensation and the Company may make discretionary matching contributions depending on the level of Company profitability, subject to a maximum of 50% of an employee’s contribution of up to 2% of his salary. The Company incurs the administrative costs of the 401(k) plan. Mr. Praskach currently participates in the 401(k) plan, but Mr. Talarico does not.

Stock Plans

In October 1996, the Board of Directors adopted the 1996 Stock Plan, and in April 1997, the Board of Directors adopted the 1997 Stock Plan, which was approved by the Company’s stockholders in May 1997. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1996 and 1997 Plans. In September 1998, the Board of Directors adopted the 1998 Stock Plan, which was approved by the Company’s stockholders in December 1998. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 1998 Stock Plan, if any. In February 2000, the Board of Directors adopted the 2000 Stock Plan, which was approved by the Company’s stockholders in May 2000. The Board of Directors subsequently approved reissuance of forfeited or expired option grants and restricted shares under the 2000 Stock Plan, if any. We refer to the Company’s stock plans collectively as the “Allin Stock Plans.”

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

The number of shares originally designated for award under each of the Company’s 1996, 1997, 1998 and 2000 Stock Plans is 266,000, 300,000, 375,000 and 295,000, respectively. As of December 31, 2007, 18,501 shares of the Company’s common stock, which were originally issued as restricted shares under the 1996 Stock Plan, and 235,444, 295,556, 373,000 and 225,500 options to purchase common shares under the 1996, 1997, 1998 and 2000 Stock Plans, respectively, were outstanding. As of December 31, 2007, 12,055, 4,444, 2,000 and 69,500 shares were available for future grants under the 1996, 1997, 1998 and 2000 Stock Plans, respectively.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table and its notes provide information concerning outstanding equity awards, which include stock options and related stock appreciation rights, held by the named executives at December 31, 2007. No options or related stock appreciation rights were exercised in 2007. To date, the Company has not made stock awards to the named executives and the Company does not have any equity incentive plans.

Name	Number of Securities Underlying Unexercised Options/SARS (1) (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options/SARS (1) (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard W. Talarico	75,000(2)	-0-	$1.25	1/5/08
	40,000(3)	60,000	$0.25	7/7/12

Total	115,000	60,000

Dean C. Praskach	30,000(4)	-0-	$1.25	1/5/08
	10,000(3)	15,000	$0.25	7/7/12
	-0-	20,000(5)	$0.85	7/10/14

Total	40,000	35,000

(1)	Pursuant to their employment agreements, the named executives have certain stock appreciation rights related to the options included in the table above. The stock appreciation rights will only become effective upon conversion of the options. There is uncertainty as to whether the events that could result in conversion of the named executives’ options into stock appreciation rights will occur at all or when they may occur. These events are described above under Compensation Elements: Employment Agreements and Agreements Providing Payments Upon Retirement, Termination or Change-In-Control. Since the events have not occurred, none of the stock appreciation rights were exercisable as of December 31, 2007. The exercise prices of the stock appreciation rights are identical to the exercise prices of the associated options.
(2)	All of these options vested on May 15, 2001.
(3)	These options vest in five equal annual installments beginning on July 7, 2006.
(4)	These options vested in five equal annual installments beginning on January 5, 2002.
(5)	These options will vest in five equal annual installments beginning on July 10, 2008.

Based on the December 31, 2007 bid price per share of common stock of $0.979, as quoted on the OTC Bulletin Board, and the various option exercise prices per share, vested options to purchase 40,000 and 10,000 shares of common stock, respectively, held by Mr. Talarico and Mr. Praskach were in-the-money at December 31, 2007. The values of the currently exercisable in-the-money options held by Mr. Talarico and Mr. Praskach, respectively, are $29,160 and $7,290.

Director Compensation

Non-employee directors of the Company receive $3,000 for each Board of Directors’ meeting attended, effective as of the meeting of August 8, 2008. Prior to this, directors received $2,500 for each meeting attended. Directors of the Company who are also employees do not receive additional compensation for attendance at Board meetings. All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board meetings. At the commencement of each year of service, each non-employee director is entitled to receive an option to acquire 5,000 shares of common stock at an exercise price equal to the closing price of the common stock on the date of the grant. The options vest on the first anniversary of the date of the grant if the individual is serving as a director on that date. See the footnote to the table below for additional information regarding the aggregate numbers of option awards outstanding as of December 31, 2007 for each director. The options awarded to non-employee directors during the year ended December 31, 2007 are described in Part II, Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities under Sales of Unregistered Securities.

Mr. Talarico, our Chairman, Chief Executive Officer and President receives no compensation for his services as a director because he is an employee of the Company. The compensation received by Mr. Talarico as an employee of the Company is shown in the Summary Compensation Table on page 94.

2007 Director Compensation Table

The following table provides information concerning the compensation received during 2007 by our non-employee directors. During 2007, we did not compensate our non-employee directors through any form of compensation other than cash and stock options. Therefore, columns for other types of compensation have been omitted from the table below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Brian K. Blair	$11,000	$2,400	$13,400
Anthony L. Bucci	$11,000	$2,900	$13,900
William C. Kavan	$11,000	$3,200	$14,200
James S. Kelly	$11,000	$2,900	$13,900
Anthony C. Vickers	$11,000	$3,200	$14,200

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in 2007 and 2006. The expense included in the table represents pro-rata portions of the total expense for each grant related to the portion of the vesting period included in 2007. The total fair value of the option grants are being expensed over their respective one-year vesting periods. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant.
(2)	As of December 31, 3007, the aggregate number of option awards outstanding for the directors were 40,000 for Mr. Blair and 35,000 for each of Messrs. Bucci, Kavan, Kelly and Vickers. There are no stock awards outstanding for the directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security

Ownership of Certain Beneficial Owners

The following table presents certain information as of March 20, 2008 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company. The table includes information for each person or entity that is known to the Company to beneficially own more than five percent of the outstanding common stock and/or Series G preferred stock. Except as indicated, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The percentages in the table are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Henry Posner, Jr. 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	7,040,658	(3)	52.9%	113	75.3%

James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,572,816	(4)	18.9%	—	—

Thomas D. Wright 381 Mansfield Avenue, Suite 500 Pittsburgh, PA 15220	1,474,828	(5)	16.1%	10	6.7%

David S. Ritchie 26 Princess Street, Second Floor Wakefield, MA 01880	900,103	(6)	10.9%	—	—

William C. Kavan 117 Brixton Road Garden City, NY 11530	540,403	(7)	6.2%	10	6.7%

Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	456,617	(8)	5.3%	10	6.7%

(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, the Series G preferred stockholders will vote together with the holders of the common stock as a single class.
(2)

The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act. The percentage calculations assume, on a stockholder by stockholder basis, that each stockholder has converted all securities he owned that are convertible into common stock at the option of the holder currently or within 60 days of March 20, 2008, but that none of the other stockholders has converted similar securities. Each share of Series G Convertible Redeemable Preferred Stock may currently be converted into 28,571 shares of common stock. The number of shares of common stock that may be acquired on conversion of one share of Series G preferred stock does not include any fraction of a share of common stock as no fractional shares may be issued upon conversion. However, the aggregate number of shares of common stock included in the table that may be acquired by any individual upon conversion of Series G preferred stock does reflect cumulative fractional shares, but excludes any remaining fractional share. Warrants issued in July 2005 in connection with the issuance of Series H Redeemable Preferred Stock may be exercised to purchase common stock at $1.00 per common share, until the expiration of the warrants on July 26, 2020. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities.

(3)	The number of common shares in the table includes 1,911,087 shares held by Mr. Posner and 101,000 shares held in a trust and a family foundation of which Mr. Posner and his wife are trustees. Mr. Posner shares voting and investment power for the shares held in the trust and family foundation. The table does not include 1,000 shares owned by Mr. Posner’s wife. However, the table does include 1,800,000 shares of common stock which Mr. Posner may acquire by exercise of his warrants. Mr. Posner owns 113 shares of Series G Convertible Redeemable Preferred Stock. The table includes 3,228,571 shares of common stock that he may acquire by converting his Series G preferred stock.
(4)	The number of common shares in the table includes 1,542,816 shares of common stock held by Mr. Kelly and 30,000 shares of common stock which he may acquire by exercise of his options.
(5)	The number of common shares in the table includes 535,781 shares of common stock held by Mr. Wright and 53,333 shares held by Rosetta Capital Partners LP (“Rosetta”). Mr. Wright holds a partnership interest in Rosetta. The table does not include 174,000 shares held by Mr. Wright’s wife, 5,000 shares in her own name and 169,000 shares as trustee for various trusts. The table includes 600,000 shares of common stock which Rosetta may acquire by exercise of warrants it holds. Mr. Wright owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock.
(6)	The number of common shares in the table was reported in an amended Schedule 13D filed with the SEC on October 9, 2007. The report indicated that David S. Ritchie directly beneficially owns 900,103 shares of common stock. Mr. Ritchie has sole voting and dispositive power for these shares. The table does not include 286,956 shares which Mr. Ritchie transferred to a trust for the benefit of his children, and for which Mr. Ritchie’s wife is a trustee. Mr. Ritchie disclaims beneficial ownership of the shares transferred to the trust.
(7)	The number of common shares in the table includes 110,800 shares of common stock held by Mr. Kavan and 8,889 shares held by Churchill Group LLC (“Churchill”). Mr. Kavan holds an ownership interest in Churchill. The table includes 30,000 shares of common stock which Mr. Kavan may acquire by exercising options he holds and 100,000 shares of common stock which he may acquire by exercising warrants held by Churchill. Mr. Kavan owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock.
(8)	The number of common shares in the table includes 130,903 shares of common stock held by Mr. Talarico. The table includes 40,000 shares of common stock which may be acquired by exercise of options. Mr. Talarico owns 10 shares of Series G preferred stock. The table includes 285,714 shares of common stock that he may acquire by converting his Series G preferred stock.

Security Ownership of Management

The following table presents certain information as of March 20, 2008 as to the beneficial ownership of the common stock and Series G Convertible Redeemable Preferred Stock of the Company by (i) each director and named executive and (ii) all directors and executive officers as a group. Each named executive and some of the directors also beneficially own shares of one or more series of non-voting preferred stock of the Company. Information as to their ownership is given in the notes to the table. Except as indicated, the persons named have sole voting and investment power with respect to all shares indicated as being beneficially owned by them. All percentages are rounded to the nearest tenth of a percent.

	Common Stock (1)			Series G Preferred Stock (1)
Name of Stockholder	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Number of Shares	Percent of Class
Richard W. Talarico 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	456,617	(3)	5.3%	10	6.7%

Dean C. Praskach 381 Mansfield Avenue, Suite 400 Pittsburgh, PA 15220	70,698	(4)	*	2	1.3%

Brian K. Blair 2498 Monterey Court Weston, FL 33327	174,570	(5)	2.1%	—	—

Anthony L. Bucci 4 Station Square Suite 500 Pittsburgh, PA 15219	33,500		*	—	—

William C. Kavan 117 Brixton Road Garden City, NY 11530	535,403	(6)	6.2%	10	6.7%

James S. Kelly 2406 Oak Hurst Court Murrysville, PA 15668	1,572,816		18.9%	—	—

Anthony C. Vickers 1336 Via Romero Palos Verdes Estates, CA 90274	30,000		*	—	—
All directors and executive officers, as a group (7 persons) (7)	2,873,604	(8)	31.6%	22	14.7%

*	Less than one percent
(1)	The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series G preferred stock are entitled to 5,295 votes per share, and, generally, such stockholders will vote together with the holders of the common stock as a single class.
(2)	The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act. The percentage calculations assume, on a stockholder by stockholder basis, that each stockholder has converted all securities he owned that are convertible into common stock at the option of the holder currently or within 60 days of March 20, 2008, and that none of the other stockholders has converted similar securities. The numbers and percentages of shares owned assume that options that are currently exercisable or exercisable within sixty days of March 20, 2008 had been exercised as follows:

•	Mr. Talarico – 40,000 shares

•	Mr. Praskach – 10,000 shares

•	Mr. Blair – 30,000 shares

•	Mr. Bucci – 30,000 shares

•	Mr. Kavan – 30,000 shares

•	Mr. Kelly – 30,000 shares

•	Mr. Vickers – 30,000 shares

•	All directors and executive officers as a group – 200,000 shares

The number of shares of the Company’s outstanding common stock held directly by directors and executive officers is as follows:

•	Mr. Talarico – 130,903 shares

•	Mr. Praskach – 3,555 shares

•	Mr. Blair – 144,570 shares

•	Mr. Bucci – 3,500 shares

•	Mr. Kavan – 110,800 shares

•	Mr. Kelly – 1,542,816 shares.

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

Equity Compensation Plan Information as of December 31, 2007

The Company has four plans in place under which options to purchase a total of 1,129,500 shares of the Company’s common stock were outstanding as of December 31, 2007. The Company’s 1996 Stock Plan was approved by the Company’s Board of Directors on October 25, 1996, prior to the initial public offering of the Company’s common stock on November 6, 1996. In 1997, 1998 and 2000, the Company’s Board of Directors and stockholders approved the 1997, 1998 and 2000 Stock Plans, respectively. The four plans enable the Company to issue stock options, stock appreciation rights, restricted stock and restricted units to the Company’s officers, employees, non-employee directors, consultants and advisors. Among the Company’s outstanding common shares are 18,501 shares originally issued in 1996 under the 1996 Stock Plan as restricted stock. The restrictions on these shares lapsed in 1999. All other grants to date under the plans have been in the form of stock options. See Note 5 – Share-Based Payment in the Notes to Consolidated Financial Statements contained in Part II, Item 8 – Financial Statements and Supplementary Data in this Report on Form 10-K for additional information concerning the Company’s stock plans, including descriptions of the material features of the plans.

The following table includes information, as of December 31, 2007, regarding the existing compensation plans under which securities which may be exchanged for the Company’s common stock are authorized to be issued to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	894,056		$0.68	75,944	(1)

Equity Compensation Plans Not Approved by Security Holders	235,444		$0.94	12,055

Total	1,129,500	(2)	$0.73	87,999

(1)	An aggregate of 4,444, 2,000 and 69,500 shares are available for future grants of restricted stock or restricted units under the Company’s 1997, 1998 and 2000 Stock Plans, respectively.
(2)	Under their employment agreements with the Company, the Company’s principal executive officers hold certain stock appreciation rights related to 155,000 of the Company’s outstanding stock options which were held by them as of December 31, 2007 and are included in the table above. These rights have not been approved by the Company’s stockholders. See Item 11 – Executive Compensation under Compensation Elements: Employment Agreements and Agreements Providing Payments Under Retirement, Termination or Change in Control above for information concerning these rights.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

As a smaller reporting company, the Company is required to follow the scaled disclosure requirements with respect to this Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. The disclosures related to review of related person transactions are not applicable to smaller reporting companies.

Related Person Transactions

Lease

The Company rents office space for its Pittsburgh operations from Executive Office Associates (“EOA”). Henry Posner, Jr., a beneficial holder of greater than five percent of the Company’s common stock, and two of Mr. Posner’s sons and his spouse each own an indirect equity interest in EOA. During August 2006, the Company entered into a new five-year lease for the Pittsburgh office space, replacing a month-to-month arrangement which had been in effect previously. Minimum remaining lease commitments for the Pittsburgh office space are $208,000 per year from 2008 through 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Aggregate rental payments under the current arrangement were $208,000 and $166,000 for the years ended December 31, 2007 and 2006, respectively. Management believes rental payments under the current lease are on terms as favorable to the Company as could have been obtained from an unrelated party and reflect real estate market conditions as of mid 2006, when the current arrangement was entered.

Acquisition Consideration and Promissory Note

The Purchase Agreement for the July 2005 acquisition of CodeLab provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. See the discussion set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings Liquidity and Capital Resources and Acquisition Consideration for additional information concerning contingent consideration terms related to the CodeLab acquisition.

In October 2006, in consideration of the first annual period ended July 31, 2006, the Company delivered purchase consideration to David S. Ritchie, the chief executive officer of CodeLab, a former holder of equity interests in CodeLab and currently a beneficial owner of more than ten percent of the outstanding common stock of the Company. The aggregate amount due Mr. Ritchie included cash consideration of $758,000 and 310,217 shares of the Company’s common stock. The market value of the Company’s common stock on the date of issuance was $0.55 per share,

In October 2007, in consideration of the second annual period ended July 31, 2007, the Company delivered purchase consideration due to Mr. Ritchie, a portion of which was satisfied with cash consideration of $224,000 and 379,867 shares of the Company’s common stock. The market value of the Company’s common stock on the date of issuance was $0.61 per share. A balance of $22,000 related to the second annual period following acquisition was held back by agreement of the parties and subsequently was paid in cash to Mr. Ritchie in January 2008.

On October 5, 2007, the Company also executed a Promissory Note in the principal amount of $700,000 payable to Mr. Ritchie to discharge the remainder of the contingent consideration due to him for the annual period ended July 31, 2007. Interest payments of $20,000 were made during the year ended December 31, 2007 related to the note. See the discussion set forth in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings Liquidity and Capital Resources and Indebtedness for additional information concerning the promissory note.

Services and Products Provided to Related Parties

During the fiscal year ended December 31, 2007, Allin Network provided technology infrastructure consulting services to The Hawthorne Group, Inc. (“Hawthorne”). Richard W. Talarico, a director, executive officer and beneficial owner of greater than five percent of the Company’s common stock, is an officer of Hawthorne. Mr. Posner, two of Mr. Posner’s sons, and Thomas D. Wright, a beneficial holder of greater than five percent of the Company’s common stock, are shareholders of Hawthorne. Fees charged Hawthorne for the consulting services were $32,000 for each of the fiscal years ended December 31, 2007 and 2006. Allin Network also sold $7,000 and less than $1,000 of computer hardware and networking equipment to Hawthorne during the fiscal years ended December 31, 2007 and 2006, respectively. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

During the fiscal years ended December 31, 2007 and 2006, Allin Consulting-Pennsylvania provided business process consulting services and Allin Network provided technology infrastructure consulting services to Business Records Management, Inc. (“BRM”). Mr. Wright is a shareholder of BRM. Fees charged BRM for the consulting services were $124,000 and $46,000 by Allin Consulting-Pennsylvania for the fiscal years ended December 31, 2007 and 2006, respectively. Allin Network charged BRM $1,000 and $13,000 for consulting services for the fiscal years ended December 31, 2007 and 2006, respectively. Also during the fiscal years ended December 31, 2007 and 2006, Allin Consulting-Pennsylvania sold $12,000 and $7,000 of computer software to BRM. Allin Network sold $2,000 of computer hardware and networking equipment to BRM during the year ended December 31, 2006. The Company believes its consulting fees and product charges are on terms substantially similar to those offered to unrelated parties.

Purchases from a Related Party

During the fiscal years ended December 31, 2007 and 2006, CodeLab purchased advertising in an industry periodical, The Trade, Ltd., in which Mr. Ritchie has an equity interest. Advertising costs were $16,000 for each of the years ended December 31, 2007 and 2006.

See Note 13 – Related Party Transactions—included in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data for additional information on transactions with related parties.

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

All members of the Audit and Compensation Committees must be independent directors under NASDAQ rules. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. In addition, under SEC rules, an audit committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. James S. Kelly, a member of our Audit Committee, did not fall within the safe harbor position of SEC Rule 10A-3(e)(1)(ii)(A) promulgated under the Exchange Act because he owned 22.4% of the outstanding common stock of the Company at the time of the determination. This safe harbor position provides that a person holding 10% or less of a class of voting equity securities of an issuer will not be deemed to be an affiliate of the issuer, but does not create a presumption that a person exceeding that ownership percentage is an affiliate. The Board of Directors considered Mr. Kelly’s stock ownership when it determined that Mr. Kelly was an independent director.

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

Audit Fees

Aggregate audit fees billed by the Company’s independent auditors were $63,600 and $66,000 for the years ended December 31, 2007 and 2006, respectively. During the fiscal year ended December 31, 2007, MB & Co. billed the Company $46,500 for audit services for the 2006 fiscal year, including review of the Company’s annual regulatory filing, and billed the Company $17,100 for audit services for the 2007 fiscal year for review services for the first three fiscal quarters of 2007 and review of related regulatory filings. During the fiscal year ended December 31, 2006, MB & Co. billed the Company $49,500 for audit services for the 2005 fiscal year, including review of the Company’s annual regulatory filing, and billed the Company $16,500 for audit services for the 2006 fiscal year for review services for the first three fiscal quarters of 2006 and review of related regulatory filings. MB & Co.’s proposed aggregate fees for audit services are $66,200 and $63,000 for the 2007 and 2006 fiscal years, respectively, including quarterly review services and review of related regulatory filings. The portion of aggregate audit fees for the 2007 fiscal year that was unbilled as of December 31, 2007, $49,100, is expected to be billed in 2008.

Audit-Related Fees

Audit-related fees billed by the Company’s independent auditors during the years ended December 31, 2007 and 2006 were $5,500 and $5,000, respectively, for audit services for the Company’s defined contribution retirement plan for the 2006 and 2005 plan years. MB & Co. has proposed fees for audit services for the retirement plan of $5,500 for the 2007 plan year. It is anticipated that these services will be provided and related fees will be billed during 2008.

Tax Fees

Aggregate tax fees billed by the Company’s independent auditors were $17,300 and $24,900 during the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, MB & Co. billed $13,800 for tax compliance services relating to the 2006 fiscal year and $3,500 for research materials provided to the Company for management’s use in implementation of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. During the year ended December 31, 2006, MB & Co. billed $14,000 for tax compliance services relating to the 2005 fiscal year, $5,200 for tax compliance services relating to CodeLab’s operations for the portion of 2005 prior to its acquisition by the Company, and $5,700 for updating the Company’s financial information for the earnings and profits basis of tax reporting.

All Other Fees

During the fiscal years ended December 31, 2006, MB & Co. billed the Company $500 for review of planning and documentation prepared by the Company in preparation for the internal control reporting requirements of the Sarbanes-Oxley Act of 2002. MB & Co. did not provide other services during 2007.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements—See Part II, Item 8 hereof on page 54.

The financial statements include the following:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the fiscal years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2007 and 2006

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page 109.

The auditors’ report of Malin, Bergquist & Company, LLP with respect to the Financial Statement Schedule information for the years ended December 31, 2007 and 2006 is included with their report on the Company’s financial statements located at page 89.

3. Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 110 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allin Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008

ALLIN CORPORATION

By:	/s/ Richard W. Talarico
Richard W. Talarico
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allin Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. Talarico	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2008
Richard W. Talarico

/s/ Dean C. Praskach	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
Dean C. Praskach

/s/ Brian K. Blair	Director	March 31, 2008
Brian K. Blair

/s/ Anthony L. Bucci	Director	March 31, 2008
Anthony L. Bucci

/s/ William C. Kavan	Director	March 31, 2008
William C. Kavan

/s/ James S. Kelly	Director	March 31, 2008
James S. Kelly.

/s/ Anthony C. Vickers	Director	March 31, 2008
Anthony C. Vickers

Schedule II

ALLIN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)	Balance at Beginning of Period	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Period
Valuation allowance on deferred tax asset	$8,275	—	—	1,310	$6,965
Allowance for doubtful accounts receivable	115	58	—	53	120

Year ended December 31, 2006	$8,390	$58	$—	$1,363	$7,085

Valuation allowance on deferred tax asset	$6,965	—	—	2,086	$4,879
Allowance for doubtful accounts receivable	120	113	—	88	145

Year ended December 31, 2007	$7,085	$113	$—	$2,174	$5,024

Allin Corporation and Subsidiaries

Exhibit Index

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(i)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(i)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

3(ii)(a)	Amended and Restated By-Laws of Allin Corporation

4.1	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.2	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	1996 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.8 to Allin Communications Corporation’s Registration Statement No. 333-10447 on Form S-1)

10.2*	1997 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997)

10.3	Loan and Security Agreement dated as of October 1, 1998 by and between Allin Communications Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4 to Allin Communications Corporation’s Report on Form 8-K filed on October 9, 1998)

10.4*	1998 Stock Plan of Allin Corporation (incorporated by reference to Annex A to Allin Communications Corporation’s Proxy Statement for the Special Meeting of Stockholders held on December 31, 1998)

Exhibit Number	Description of Exhibit (1)
10.5	Second Amendment to Note and Loan and Security Agreement by and between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 10-Q for the period ended September 30, 1999)

10.6*	2000 Stock Plan of Allin Corporation (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10-K for the period ended December 31, 1999)

10.7*	Employment Agreement dated June 23, 2000 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the period ended June 30, 2000)

10.8*	Amendment to Employment Agreement dated February 13, 2001 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.13 to Allin Corporation’s Report on Form 10- K for the fiscal year ended December 31, 2000)

10.9	Master Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Interactive Television System Agreement dated February 20, 2001 by and between Allin Interactive Corporation and Carnival Cruise Lines (subject to confidential treatment) (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11	Third Amendment to Loan and Security Agreement by and between Allin Corporation, each of its subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report of Form 10-Q for the period ended September 30, 2001)

10.12*	Employment Agreement dated January 10, 2002 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.15 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13	Interactive Television System Agreement dated October 21, 2002 by and between Allin Interactive Corporation and Costa Crociere S.p.A. (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.14	License and Supply Agreement dated as of June 30, 2003 between On Command Video Corporation and Allin Interactive Corporation (subject to confidential treatment) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.15*	Amendment to Employment Agreement dated as of February 5, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.20 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

10.16*	Form of Option Agreement for annual grants made to non-employee directors of Allin Corporation (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on November 5, 2004)

10.17*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Richard W. Talarico (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

10.18*	Amendment to Employment Agreement dated December 8, 2004 by and between Allin Corporation and Dean C. Praskach (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Current Report on Form 8-K filed on December 10, 2004)

Exhibit Number	Description of Exhibit (1)
10.19*	Amendment to Employment Agreement by and between Allin Corporation and Richard W. Talarico, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 10- Q for the quarterly period ended June 30, 2005)

10.20*	Amendment to Employment Agreement by and between Allin Corporation and Dean C. Praskach, dated July 7, 2005 (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.21	Stock Purchase Agreement, dated July 26, 2005, by and among Allin Corporation, CodeLab Technology Group, Inc., David Ritchie, John Francis, Mark Bramhall, and the other equity holders of CodeLab Technology Group, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.22	Fourth Amendment to Note and Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.23	Fifth Amendment to Loan and Security Agreement between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 30, 2005)

10.24	Sixth Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.25	Change in Terms Agreement between Allin Corporation and S&T Bank (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on September 19, 2006)

10.26*	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on March 8, 2007)

10.27*	Option Agreement entered into between Allin Corporation and Dean C. Praskach, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2007)

10.28	Seventh Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on July 9, 2007)

10.29	Change in Terms Agreement between Allin Corporation and S&T Bank (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on October 3, 2007)

10.30	Promissory Note between Allin Corporation and David Ritchie (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on October 10, 2007)

10.31*	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on November 21, 2007)

10.32	Business Loan Agreement entered into among Allin Corporation and its Subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

Exhibit Number	Description of Exhibit (1)
10.33	Promissory Note entered into among Allin Corporation and its Subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

10.34	Form of Commercial Security Agreement entered into between each Borrower and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

10.35*	Summary of Bonuses Awarded to Named Executive Officers of Allin Corporation in Respect of 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on February 22, 2008)

11	Computation of Earnings Per Share

14	Allin Business Conduct Guidelines dated as of January 2004 (incorporated by reference to Exhibit 14 to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of Allin Corporation

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or management compensatory plan or arrangement.
(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-K are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.