Form 10-Q
period 2008-03-31
ALLIN CORP
filed 2008-05-15
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common Stock, $0.01 par value per share	8,271,819 shares

Allin Corporation

Form 10-Q

Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” and “our” refer to Allin Corporation and its subsidiaries.

Forward-Looking Information

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future,” “project” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allin Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors as well as throughout Part I, Item 1A – Risk Factors included in Allin Corporation’s Report on Form 10-K for the year ended December 31, 2007. Allin Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Compliance with Smaller Reporting Company Disclosure Requirements

Allin Corporation (the “Company”) has determined that it qualifies as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that it will take advantage of the Securities and Exchange Commission’s recently adopted rules permitting a smaller reporting company to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. The Company has elected to comply with the scaled disclosure requirements for smaller reporting companies with respect to Part I, Item 3 – Quantitative and Qualitative Disclosures About Market Risk, which is not applicable to smaller reporting companies.

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$800	$900
Accounts receivable, net of allowance for doubtful accounts of $148 and $145	5,699	5,669
Unbilled services	158	215
Current portion of note receivable from employee	2	3
Inventory	179	210
Prepaid expenses	378	362
Costs and estimated gross margins in excess of billings	1,020	636
Current portion of deferred income tax asset	849	904

Total current assets	9,085	8,899

Property and equipment, at cost:
Leasehold improvements	487	479
Furniture and equipment	1,775	1,745

	2,262	2,224
Less—accumulated depreciation	(1,841)	(1,780)

	421	444

Other assets:
Non-current portion of deferred income tax asset	1,567	1,544
Software development costs, net of accumulated amortization of $232 and $169	526	589
Goodwill	5,982	6,212
Other intangible assets, net of accumulated amortization of $1,808 and $1,743	991	1,056

Total assets	$18,572	$18,744

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$915	$820
Note payable	700	700
Accounts payable	1,457	2,021
Accrued liabilities:
Compensation and payroll taxes	441	540
Current portion of dividends on preferred stock	139	141
Other	363	196
Customer deposits	183	167
Current portion of billings in excess of costs and estimated gross margins	576	1,110
Deferred revenue	840	310
Income taxes payable	6	4
Accrued acquisition consideration	949	1,406

Total current liabilities	6,569	7,415

Non-current portion of billings in excess of costs and estimated gross margins	4	—
Non-current portion of dividends on preferred stock	4,267	4,072

Total liabilities	10,840	11,487

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, issued 8,271,819 shares	83	83
Additional paid-in-capital	36,618	36,971
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(38,175)	(39,003)

Total shareholders’ equity	7,732	7,257

Total liabilities and shareholders’ equity	$18,572	$18,744

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenue:
Consulting services	$4,692	$4,425
Systems integration	2,779	1,285
Information system product sales	226	205
Other services	479	265

Total revenue	8,176	6,180

Cost of sales:
Consulting services	1,944	1,710
Systems integration	1,497	658
Information system product sales	172	154
Other services	219	208

Total cost of sales	3,832	2,730

Gross profit:
Consulting services	2,748	2,715
Systems integration	1,282	627
Information system product sales	54	51
Other services	260	57

Total gross profit	4,344	3,450

Selling, general & administrative expenses:
Depreciation and amortization	188	102
Loss (gain) on disposal of assets	6	(1)
Other selling, general & administrative expenses	3,229	2,518

Total selling, general & administrative expenses	3,423	2,619

Income from operations	921	831

Interest expense	31	11

Income before provision for income taxes	890	820

Provision for income taxes	62	28

Net income	828	792

Dividends on preferred stock	373	348

Net income attributable to common shareholders	$455	$444

Earnings per common share - basic	$0.06	$0.06

Earnings per common share - diluted	$0.04	$0.04

Weighted average shares outstanding - basic	8,271,819	7,828,981

Weighted average shares outstanding - diluted	12,800,499	12,283,018

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	828	792
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	188	102
Loss (gain) from disposal of assets	6	(1)
Provision for deferred income taxes	32	3
Provision for uncollectible accounts receivable	15	3
Fair value expense for stock options	20	8
Changes in certain assets and liabilities:
Accounts receivable	(45)	(2,574)
Unbilled services	57	9
Inventory	31	(7)
Prepaid expenses	(16)	70
Costs and estimated gross margins in excess of billings	(384)	7
Software development costs	—	(161)
Accounts payable	(564)	(134)
Accrued compensation and payroll taxes	(99)	104
Other accrued liabilities	190	50
Customer deposits	16	(29)
Billings in excess of costs and estimated gross margins	(536)	20
Deferred revenue	530	1,082
Income taxes payable	2	(2)

Net cash flows provided by (used for) operating activities	271	(658)

Cash flows from investing activities:
Proceeds from sale of assets	—	1
Capital expenditures	(38)	(71)
Acquisition of businesses	(249)	(29)

Net cash flows used for investing activities	(287)	(99)

Cash flows from financing activities:
Repayment of loan to employee	1	1
Borrowing on bank line of credit	1,345	1,645
Repayment of bank line of credit	(1,250)	(780)
Payment of dividends on preferred stock	(180)	(180)

Net cash flows (used for) provided by financing activities	(84)	686

Net change in cash and cash equivalents	(100)	(71)
Cash and cash equivalents, beginning of period	900	369

Cash and cash equivalents, end of period	800	298

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three-month periods ended March 31, 2008 and 2007 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2007 and 2006, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2007. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Goodwill and Other Intangible Assets, 6 – Income Taxes and 7 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 include the financial position of the Company and all of its subsidiaries as of those dates. The Consolidated Statements of Operations include the results of operations of the Company and all of its wholly-owned subsidiaries for the three-month periods ended March 31, 2008 and 2007. Intercompany accounts and transactions are eliminated. It is the Company’s policy to consolidate all subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statement of Cash Flows for the three-month period ended March 31, 2007 reflects a reclassification to the statement as originally reported to conform the prior period information with the current presentation. Separate amounts are shown for borrowing and repayment on the bank line of credit. Originally, this was reported on a net basis. There are no changes to the net cash flows used for financing activities or the net change in cash and cash equivalents for the three-month period ended March 31, 2007.

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

Consulting Services

Consulting services are provided by the Company’s Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media Practice Areas. The Company’s policy is to recognize revenue when persuasive

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

evidence of an arrangement exists, price is fixed or determinable, services have been rendered and collectibility is reasonably assured. Fees are time-based for the majority of consulting engagements, with revenue being recognized as the services are performed. The practice areas also operate under agreements for which a fixed amount is charged for services for a specified calendar period. Revenue is recognized on a pro-rata basis over the applicable calendar period. Certain consulting engagements are performed on a fixed-price basis. Revenue is recognized on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor.

Certain consulting projects are part of related arrangements, including computer hardware and equipment for specialized technology platforms, software and services. SOP 97-2 specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Arrangements for these projects involve significant software modification, including the installation of customized software applications previously developed for the customer or the licensing of proprietary software applications customized to integrate with the customer’s operating system. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Arrangements for these projects may include post-contract support (“PCS”) for a period following system installation. A portion of the contract value is allocated to the PCS based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when sold separately and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

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

Systems Integration

Systems integration includes projects conducted by the Company’s practice areas that are part of related arrangements, including computer hardware and other equipment, software and services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements that involve significant software modification. The Company’s revenue recognition method for systems integration projects is percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. Systems integration arrangements do not include rights for hardware or equipment upgrades, and may not include rights for software upgrades. Certain arrangements include rights for software upgrades upon the Company’s development of any upgrades. However, the Company is under no obligation to develop upgrades on any schedule or at all.

Information System Product Sales

Information system product sales arise from both stand-alone product sales and as part of multiple-deliverable arrangements associated with consulting projects, as described above. Revenue for stand-alone product sales is recognized when evidence of an agreement exists, the price has been determined, delivery has occurred and collectibility is reasonably assured. Revenue for the Company’s information system product sales is reported on a gross basis, in accordance with the guidelines of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, based on the Company’s assumption of primary responsibility for fulfillment of the sales, collection risk on amounts billed to customers and inventory risk. Amounts billed to customers for shipping charges are recorded as revenue. Amounts billed for sales tax are not recorded as revenue.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Other Services

Other services revenue includes software licensing fees earned under related arrangements involving consulting and systems integration services, as described above. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these software licensing arrangements on a percentage of completion basis. Other services revenue is also derived from a small number of engagements under which technical resources are provided to customers on an outsourced basis, with revenue recognized in a similar manner as discussed above for time-based consulting services. Other services revenue also results from website hosting and archival fees, product referral commissions, placement fees and customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged. The standard hourly cost rates for salaried consultants, who represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and adding a burden percentage estimate for payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is the hourly rate plus a burden percentage. The Company also utilizes independent contractors for customer projects and records labor costs at their respective hourly rates. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and where fixed amounts of revenue are recognized on a pro-rata basis over specified calendar periods. The Company uses incurred labor to expected total project labor as the basis for recognition of labor cost of sales where revenue is recognized on a proportional performance or percentage of completion basis. The aggregate of project labor charges at standard hourly cost rates and estimated burden is utilized as incurred labor cost.

The Company follows contract accounting in recording cost of sales for systems integration projects involving significant software modification. The Company applies project cost of sales for computer hardware, software, equipment and other costs on a percentage of completion basis. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status.

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

The Company recognizes cost of sales for its outsourced resource engagements in a similar manner as discussed above for time-based practice area consulting services. Other services cost of sales also results from operations such as website hosting and archival and from out-of-pocket costs associated with the performance of consulting and systems integration engagements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related payroll taxes, benefits and workers compensation for the Company’s management, sales, marketing, financial and administrative employees. Selling, general and administrative expenses also reflect the portion of consulting staff time not directly associated with customer projects, including education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Selling, general and administrative expenses include the cost for paid time off for all employees. Other significant selling, general and administrative expenses include professional legal, accounting and consulting services, rent and operating expenses for the Company’s offices, travel, entertainment, communications, insurance and non-income taxes. Selling, general and administrative expenses also include depreciation and amortization and any losses recognized due to impairment or disposal of assets.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Earnings Per Share

Earnings per share (“EPS”) of common stock have been computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. The shares used in calculating basic and diluted EPS include the weighted average of the outstanding common shares of the Company. Prior to the expiration of their exercise or convertibility period, if any, outstanding stock options, warrants and convertible preferred stock would all be considered dilutive securities under SFAS No. 128. The following schedule summarizes the calculation of basic and diluted earnings per share under SFAS No. 128:

Calculation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
Dollars in thousands, except per share data	2008	2007
Earnings per common share – basic:
Numerator:
Net income	$828	$792
Dividends on preferred stock	373	348

Net income attributable to common shareholders	$455	$444

Denominator:
Shares used in calculating basic earnings per common share	8,271,819	7,828,981

Earnings per common share – basic	$0.06	$0.06

Earnings per common share – diluted:
Numerator:
Net income	$828	$792
Dividends on preferred stock	373	348

Net income attributable to common shareholders	$455	$444

Add dividends on convertible preferred stock	45	44

Numerator for diluted EPS calculation	$500	$488

Denominator:
Weighted average common shares outstanding	8,271,819	7,828,981
Effect of outstanding stock options	242,966	168,323
Effect of convertible preferred stock	4,285,714	4,285,714

Shares used in calculating diluted net income per common share	12,800,499	12,283,018

Earnings per common share – diluted	$0.04	$0.04

The average market prices of the common stock for the three-month periods ended March 31, 2008 and 2007, respectively, exceeded the exercise prices for 455,000 and 340,000 stock options outstanding as of the end of the respective periods, resulting in the inclusion of the shares indicated in the table above for the calculations of diluted EPS. Outstanding stock options with exercise prices in excess of average market prices were 535,000 and 567,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The exercise price of the 2,500,000 warrants outstanding exceeded the average market price of the Company’s common stock for the three-month periods ended March 31, 2008 and 2007. Accordingly, warrants were not included in the calculation of diluted EPS for those periods.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable based upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. As of March 31, 2008 and December 31, 2007, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Costs and Estimated Gross Margins in Excess of Billings and Billings in Excess of Costs and Estimated Gross Margins

Costs and estimated gross margins in excess of billings and billings in excess of costs and estimated gross margins reflect projects with related Consulting Services, Systems Integration and Other Services elements for which revenue and cost of sales are being recognized on a percentage of completion. Projects with costs and estimated gross margins in excess of billings are aggregated separately from projects with billings in excess of costs and estimated gross margins for presentation on the Consolidated Balance Sheets.

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 include capitalized software development costs of $526,000 and $589,000, respectively, net of accumulated amortization. Software development costs include purchased software development tools, testing equipment and the cost of Company labor. Software development costs were capitalized during the period from December 2005, when technical feasibility of the applications was achieved, until the May 2007 commercial introduction of the software applications. The Company is amortizing software development costs on a straight-line basis over three years. For the three-month periods ended March 31, 2008 and 2007, the Company recorded $63,000 and $-0-, respectively, of amortization related to developed software.

Research and development expense of $136,000 was recognized during the three-month period ended March 31, 2008 and is included in selling, general and administrative expenses. There was no research and development expense recognized during the three-month period ended March 31, 2007.

Warranty

The Company’s agreements with certain customers for projects involving the installation of computer hardware and equipment for specialized technology platforms and customized software applications include warranty provisions obligating the Company to provide technical support for a period of ninety days following completion of the installation to correct problems encountered with operation of the technology platform and software applications. The Company records an estimated warranty liability upon entry into an agreement with a warranty provision based on its historical experience with similar projects. Technical support provided during the warranty period is offset against the liability and any unused portion of the initial warranty estimate is reversed at the end of the warranty period. The Company’s warranty liability of $52,000 as of March 31, 2008 is included in “Other” accrued liabilities on the Consolidated Balance Sheet.

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of March 31, 2008 and December 31, 2007, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

As of December 31, 2007, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2007 and 2008 projections, the Company believed it was highly likely that contingent consideration will be paid for the third annual period ending July 31, 2008 and that the amount could be reasonably estimated. The Company’s estimate was $1,209,000, of which $96,000 was expected to be recorded as expense for compensatory elements. Expense of $45,000 had been recorded for the compensatory elements as of December 31, 2007. The remainder of the estimated contingent consideration of $1,113,000 was regarded as additional purchase price and was recorded as goodwill as of December 31, 2007. The Consolidated Balance Sheet as of December 31, 2007 includes $1,183,000 of accrued acquisition consideration related to CodeLab, $25,000 and $1,158,000 related to the annual periods ending July 31, 2007 and 2008, respectively.

During the three-month period ended March 31, 2008, the Company paid the former equity holders of CodeLab an aggregate amount of $25,000 to discharge the liability remaining from the second annual period ended July 31, 2007. Management monitored the results of CodeLab’s operations and the change in market value of the Company’s common stock during the first quarter of 2008 and revised its estimate for contingent consideration expected to be paid for the third annual period ending July 31, 2008. The Company’s revised estimate as of March 31, 2008 is $978,000. The portion of the contingent consideration expected to be recorded as expense for compensatory elements was not changed. The Company recorded $22,000 of expense for the compensatory elements during the three-month period ended March 31, 2008 and expects to record $29,000 of additional expense from April through July 2008. The Company recorded an adjustment to reduce goodwill by $231,000 as of March 31, 2008 to reflect the change in estimate for the portion of the contingent consideration regarded as additional purchase price. The accrued acquisition consideration of $949,000 reflected on the Consolidated Balance Sheet as of March 31, 2008 solely relates to the estimated contingent consideration for CodeLab.

The Asset Purchase Agreement entered into in 2004 under which Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) acquired certain assets owned by, and assumed certain liabilities of, Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) also provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007 based on agreed upon percentages of “Earn-Out Margin” for each annual period generated from consulting and product sale revenue, determined and adjusted in accordance with the Asset Purchase Agreement. The Consolidated Balance Sheet as of December 31, 2007 included $223,000 of accrued acquisition consideration related to the Jimary Business Systems acquisition for the period ended November 31, 2007. The Company made a cash payment to discharge this liability during January 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. The standard, which was adopted effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The standard, which was adopted effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The Company expects to adopt the standard on January 1, 2009.

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $23,000 and $12,000 during the three-month periods ended March 31, 2008 and 2007, respectively. Cash payments for interest were $31,000 and $11,000 during the years ended March 31, 2008 and 2007, respectively. The Company’s Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2008 and 2007, respectively, include cash used of $249,000 and $29,000 related to the acquisitions of Jimary Business Systems and CodeLab. The cash used has been recorded as follows:

Three months ended March 31 (Dollars in thousands)	2008	2007
Goodwill	$(230)	$—
Accrued acquisition consideration	479	29

Net cash used for acquisition of businesses	$249	$29

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2. Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company used the modified prospective transition method, which required that compensation expense be recorded for all unvested stock options beginning with the period of adoption of SFAS No. 123R.

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees, consultants and advisors of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of March 31, 2008, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of March 31, 2008
1996 Plan	266,000	44,055
1997 Plan	300,000	4,444
1998 Plan	375,000	87,000
2000 Plan	295,000	92,000

Total Allin Stock Plans	1,236,000	227,499

Summary of Stock Option Activity for the Allin Stock Plans from January 1, 2008 through March 31, 2008:

	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	1,129,500	$0.73
Exercisable	643,500	$0.80
Activity:
Granted	5,000	$0.80
Forfeitures	—	—
Exercised	—	—
Expired	144,500	$1.30

March 31
Outstanding	990,000	$0.65
Exercisable	504,000	$0.66

Summary of Information on Fair Value of Option Grants:

On March 11, 2008, the Company awarded options to purchase 5,000 shares of common stock under one of the Allin Stock Plans. The grant price was $0.80 per share, which reflected the market price of the Company’s common stock on the grant date. The options to purchase shares of common stock will vest on the first anniversary of the grant date and do not include an early expiration provision.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are the assumptions for the 2008 grant under the Allin Stock Plans.

Risk free interest rate	2.75%
Expected dividend yield	0.00%
Expected life of options	7.0 yrs
Expected volatility rate	149%

Weighted average fair value of options granted during 2008		$0.76

Summary of Information for Stock Options Outstanding or Exercisable at March 31, 2008:

Information for Allin Stock Plans at March 31, 2008:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	740,000	$0.53	5.0 years	254,000	$0.32
From $1.00 to $1.99	250,000	$1.00	3.7 years	250,000	$1.00

	990,000	$0.65	4.6 years	504,o00	$0.66

A total of 486,000 non-vested stock options were outstanding as of March 31, 2008, with 133,000, 118,000, 113,000, 68,000 and 54,000 scheduled to vest in 2008, 2009, 2010, 2011 and 2012, respectively, unless forfeited earlier. A total of 95,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or earlier if an option holder ceases to be employed by or ceases to provide consulting or advisory services to the Company or a subsidiary for any reason, except for 175,000 options to purchase shares, which do not have an early expiration provision.

Fair Value Expense for Share-Based Payment Arrangements

Information regarding the expense related to the fair value of share-based payment arrangements recorded during the three-month periods ended March 31, 2008 and 2007, and expected for the next five years, is as follows.

Fair Value Expense for Share-Based Arrangements (Dollars in thousands)

Recorded expense for the:
Three months ended March 31, 2008	$20
Three months ended March 31, 2007	8

Estimated expense to be recognized for the:
Year ended December 31, 2008	74
Year ended December 31, 2009	62
Year ended December 31, 2010	56
Year ended December 31, 2011	52
Year ended December 31, 2012	44

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3. Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated and issued as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. All of the shares of Series C, D, F, G and H preferred stock were outstanding as of March 31, 2008. The Company has no plans to issue additional shares of any of the series of preferred stock. The order of liquidation preference of the series of preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Accrued dividends on Series C preferred stock were $4,226,000 as of March 31, 2008. The initial payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management deferred payment of the accrued dividends because, among other reasons, the Company’s credit agreement with S&T Bank prohibited payment of dividends on Series C preferred stock. The restriction under the loan agreement remains in effect currently. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Any future payment of dividends on Series C preferred stock is also subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Dividends on Series C preferred stock accrue and compound at a rate of 12% of the liquidation value thereof per annum. Prior to July 1, 2006, dividends accrued and compounded at a rate of 8% per annum, but the compounding rate increased to 12% per annum as of July 1, 2006. Management does not currently expect dividend payments will be commenced for Series C preferred stock during the remainder of 2008 or during 2009.

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the three-month period ended March 31, 2008 is as follows:

(Dollars in thousands)	Additional Paid-in-Capital	Accumulated Deficit
Balance, December 31, 2007	$36,971	$(39,003)
Fair value of stock options	20	—
Dividends accrued on preferred stock	(373)	—
Net income	—	828

Balance, March 31, 2008	$36,618	$(38,175)

There were no changes to the other components of shareholders’ equity during this period.

4. Lines of Credit

The Company and S&T Bank, a Pennsylvania banking association, have a Loan and Security Agreement (the “S&T Loan Agreement”), for a revolving credit loan, under which the maximum borrowing availability is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable from two customers aged up to one hundred twenty days may also be included in the maximum borrowing availability. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The Company is required to file weekly borrowing base certificates calculating eligible accounts receivable and borrowing availability. Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The S&T Loan Agreement had an original term of one year, but has been renewed for nine successive

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2008. As of March 31, 2008, maximum borrowing availability was $3,113,000. Balances outstanding were $915,000 and $820,000 as of March 31, 2008 and December 31, 2007, respectively. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

On February 14, 2008, the Company and its subsidiaries and S&T Bank entered into a Business Loan Agreement (“Loan Agreement”) and a Promissory Note (“Note”) effective upon S&T Bank’s receipt of the executed Loan Agreement and Note. In addition, each of the Company and its subsidiaries and S&T Bank entered into Commercial Security Agreements, which were effective as of February 14, 2008. Collectively, the Loan Agreement, Note and Commercial Security Agreements are referred to as the “S&T Straight Credit Line.” The S&T Straight Credit Line will expire on October 30, 2008. Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of outstanding borrowings at any time. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to the prepayment. There have been no borrowings to date under the S&T Straight Credit Line.

Loans made under the S&T Loan Agreement and the S&T Straight Credit Line bear interest at the bank’s prime interest rate plus one-half percent. During the period from January 1, 2008 through March 31, 2008, the rate of interest applicable to outstanding borrowings under the S&T Loan Agreement ranged from 7.75% to 5.75%. From February 14, 2008 through March 31, 2008, the applicable interest rate on the S&T Straight Credit Line ranged from 6.50% to 5.75%. There have been no subsequent changes to the interest rate of 5.75% in effect as of March 31, 2008. Interest payments are due monthly on any outstanding loan balances under the credit facilities. Interest expense of $10,000 and $11,000 was recorded during the three-month periods ended March 31, 2008 and 2007, respectively, related to borrowings under the S&T Loan Agreement.

The S&T Loan Agreement and subsequent amendments include a covenant requiring a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company met the cash flow covenant requirement for the first quarter of 2008.

The S&T Loan Agreement and the S&T Straight Credit Line include consistent covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions and dividends. The covenant concerning dividends prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. The S&T Loan Agreement and S&T Straight Credit Line also include financial reporting requirements regarding annual audit reports and monthly financial statements. As of March 31, 2008, the Company was in compliance with these other loan covenants under the credit facilities.

The S&T Loan Agreement and the S&T Straight Credit Line include provisions granting S&T Bank a security interest in certain assets of the Company including its accounts receivable, equipment, lease rights for real property, and inventory. The credit facilities also include reporting requirements regarding annual and monthly financial reports, accounts receivable and payable statements, and audit reports. The Company and its subsidiaries, except for Allin Consulting-California and Allin Holdings, are required to maintain depository accounts with S&T Bank, in which accounts S&T Bank has a collateral interest.

5. Goodwill and Other Intangible Assets

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The balances for goodwill and other intangible assets included on the Company’s Consolidated Balance Sheets reflect the recognized values of the assets listed in the table below, net of amortization or any losses from impairment recognized since acquisition.

Business Acquired	Year	Type(s) of Intangible Assets
Allin Corporation of California	1996	Goodwill
Allin Consulting of Pennsylvania, Inc.	1998	Goodwill, customer list
MEGAbase, Inc.	1998	Goodwill
Computer Resources	2004	Customer list
Jimary Business Systems	2004	Goodwill, customer list, non-competition agreement
CodeLab	2005	Goodwill, customer list, non-competition agreement

The Company believes that evaluation of risk factors and testing for potential impairment are most beneficial to financial reporting when done as of the end of a fiscal period because this timing results in estimates and determinations based on the most recent data. Consequently, the Company performs annual tests for the potential impairment of goodwill and other intangible assets as of December 31. There were no losses due to impairment indicated during the testing performed as of December 31, 2007. Key risk factors are monitored on an ongoing basis and testing for potential impairment of goodwill or other intangible assets will be performed on an interim basis if indicators of potential impairment arise.

Goodwill

As of March 31, 2008, the Company’s Consolidated Balance Sheet includes goodwill of $5,982,000. The table below reflects the changes in recognized value of goodwill during the three-month period ended March 31, 2008 and the year ended December 31, 2007, by reportable segment.

Dollars in thousands	Balance March 31, 2008	2008 Acquisition Contingent Consideration	Balance December 31, 2007	2007 Acquisition Contingent Consideration	Balance January 1, 2007
Attributed Segment:
Technology Infrastructure	$370	$(11)	$381	$76	$305
Collaborative Solutions	4,585	(184)	4,769	767	4,002
Business Process	395	—	395	194	201
Systems Integration	279	(22)	301	125	176
Information Systems Product Sales	88	—	88	38	50
Other Services	265	(13)	278	51	227

Total	$5,982	$(230)	$6,212	$1,251	$4,961

Changes in goodwill attributed to the Technology Infrastructure, Collaborative Solutions, Systems Integration and Other Services segments during 2008 and 2007 related to the acquisition of CodeLab. The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2007 related to the acquisition of Jimary Business Systems.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Customer Lists and Non-Competition Agreements

As of March 31, 2008, the Company’s Consolidated Balance Sheet includes customer lists and non-competition agreements associated with acquisitions as follows:

As of March 31, 2008 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$2,659	$1,718	$941
Non-competition agreement	140	90	50

Total intangible assets	$2,799	$1,808	$991

During the three-month period ended March 31, 2008 and the year ended December 31, 2007, the customer list associated with the acquisition of CodeLab was amortized over a period ending in 2013, while the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems were amortized over periods ending in 2009. The useful lives correspond with the periods of attributed cash flows in the Company’s fair value estimates, or for CodeLab, with the useful life recommended by independent appraisal. The non-competition agreement associated with the Jimary Business System acquisition was amortized over its three-year term, which ended November 30, 2007, while the non-competition agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three-month periods ended March 31, 2008 and 2007, expected for the full year 2008, and expected for the following five years, is as follows.

Amortization Expense (Dollars in thousands)

Recorded expense for the:
Three months ended March 31, 2008	$128
Three months ended March 31, 2007	67

Estimated expense to be recognized for the:
Year ended December 31, 2008	$511
Year ended December 31, 2009	511
Year ended December 31, 2010	244
Year ended December 31, 2011	147
Year ended December 31, 2012	147
Year ended December 31, 2013	86

Actual amortization expense for the three-month period ended March 31, 2008 and estimated amortization expense for the years ended December 31, 2008 through December 31, 2010 includes amortization related to capitalized software development.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities, as of March 31, 2008 and December 31, 2007, are as follows:

Deferred Tax Assets and Liabilities

(Dollars in thousands)	March 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$6,637	$6,919
Intangible asset differences	364	380
Miscellaneous	109	100

	7,110	7,399
Valuation allowance	(4,610)	(4,879)

Net deferred tax assets	$2,500	$2,520

Deferred tax liabilities:
Intangible asset differences	$84	$72

	$84	$72

On the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, the deferred tax liabilities are netted against the non-current portion of deferred tax assets, as required by SFAS No. 109.

Valuation allowances have been recorded based on the Company’s realizability estimates such that the Company’s Consolidated Balance Sheets include net deferred tax assets of $2,500,000 and $2,520,000 as of March 31, 2008 and December 31, 2007, respectively. Valuation allowances offset additional net deferred tax assets. Management believed it was more likely than not as of March 31, 2008 and December 31, 2007 that the net recognized deferred tax assets would be realized in future periods. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance decreased by $269,000 and $2,086,000 during the three-month period ended March 31, 2008 and the year ended December 31, 2007, respectively. The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where revenue has historically resulted from a small number of large projects each year for a small number of customers concentrated in one industry. Management evaluates the Company’s results of operations, the backlog of committed business for future periods and its assessment of opportunities that might arise from the Company’s customers on a recurring basis. The Company’s evaluations during 2008 and 2007 indicated the risks were mitigated by the other factors such that significant reductions in the valuation allowance were appropriate. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of March 31, 2008.

As of March 31, 2008, the Company estimates its potentially realizable net operating loss carryforwards are approximately $15,590,000 and $26,342,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $5,301,000 and $1,336,000, respectively, as of March 31, 2008, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2028. Tax returns for states in which the Company or subsidiaries operate, other than California, are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards. During the first quarters of 2008 and 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Provision for Income Taxes

The provision for income taxes is comprised of the following for the three-month periods ended March 31, 2008 and 2007:

(Dollars in thousands)	Provision for Income Taxes
Three months ended March 31	2008	2007
Current
Federal	$17	$16
State	15	9

Total current	32	25

Deferred	299	286
Valuation Allowance	(269)	(283)

Provision for income taxes	$62	$28

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations follows for the three-month periods ended March 31, 2008 and 2007:

(Dollars in thousands)	Provision for Income Taxes
Three Months ended March 31	2008	2007
Estimated provision for income taxes at federal statutory rate	$308	$279

Non-amortizable intangible asset	18	18
State income tax expense	15	9
Change in valuation allowance	(269)	(283)
Change in estimates and other	(10)	5

Provision for income taxes	$62	$28

Cash Payments

Cash payments for income taxes were $23,000 and $12,000 during the three-month periods ended March 31, 2008 and 2007, respectively.

Uncertainty Regarding Income Taxes

On January 1, 2007, the Company implemented FIN No. 48, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. The Company and its subsidiaries file U.S. federal income tax returns on a consolidated basis and California income tax returns on a unitary basis for the group. The Company and its subsidiaries also file various state income tax returns on a single corporation basis. The Company believes it is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2001.

The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Company has also reviewed the tax benefits expected to be recognized for 2007 and 2008 in estimating federal and state income tax provisions for the year ended December 31, 2007 and the three-month period ended March 31, 2008. The Company determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

beginning and ending amount of unrecognized tax benefits and any additions, reductions and changes has been omitted. No accrual for interest and penalties was recognized upon implementation of FIN No. 48, during the year ended December 31, 2007 or the three-month period ended March 31, 2008.

There were no income tax examinations in progress when the Company implemented FIN No. 48. From September 2007 to April 2008, the Internal Revenue Service audited the Company’s consolidated return for the year ended December 31, 2005. The Internal Revenue Service proposed an adjustment to increase 2005 tax-basis income by $25,000. The Company accepted the finding and the audit has been closed. Due to the availability of net operating loss carryforwards, the audit adjustment did not result in any change to the 2005 tax provision. The Company has reduced its estimate of deferred tax assets related to federal net operating loss carryforwards as a result of the audit adjustment. No other examinations have subsequently commenced, nor has the Company or any of its subsidiaries been given notice of another impending examination.

7. Industry Segment Information

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revenue

Information on revenue derived from external customers is as follows:

(Dollars in thousands)	Revenue from External Customers
Three Months ended March 31	2008	2007
Technology Infrastructure	$588	$614
Collaborative Solutions	2,403	2,416
Business Process	503	746
Interactive Media	1,198	649
Systems Integration	2,779	1,285
Information System Product Sales	226	205
Other Services	479	265

Consolidated Revenue from External Customers	$8,176	$6,180

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

(Dollars in thousands)	Revenue from Related Entities
Three Months ended March 31	2008	2007
Total Revenue from Services for Related Entities	$44	$44

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

(Dollars in thousands)	Gross Profit
Three Months ended March 31	2008	2007
Technology Infrastructure	$328	$358
Collaborative Solutions	1,379	1,418
Business Process	281	457
Interactive Media	760	482
Systems Integration	1,282	627
Information System Product Sales	54	51
Other Services	260	57

Consolidated Gross Profit	$4,344	$3,450

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets

Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands)	March 31, 2008	December 31, 2007
Technology Infrastructure	$1,252	$1,174
Collaborative Solutions	8,605	8,094
Business Process	1,052	1,329
Interactive Media	1,364	1,134
Systems Integration	3,620	4,326
Information System Product Sales	322	263
Other Services	1,296	1,335
Corporate & Other	1,061	1,089

Consolidated Total Assets	$18,572	$18,744

Information about Major Customers

As of March 31, 2008, one significant customer comprised 17% of the Company’s accounts receivable. As of December 31, 2007, two significant customers comprised 13% and 10%, respectively, of the Company’s accounts receivable.

During each of the three-month periods ended March 31, 2008 and 2007, two significant customers accounted for greater than 10% of the Company’s consolidated revenue as shown below.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Period Ended March 31, 2008
1,626	20%	Interactive Media, Systems Integration, Other Services
1,139	14%	Interactive Media, Systems Integration, Other Services
Period Ended March 31, 2007
1,108	18%	Interactive Media, Systems Integration, Information System Product Sales, Other Services
686	11%	Interactive Media, Systems Integration, Information System Product Sales

A loss of any of these significant customers or a substantial decline in the level of services provided in a future period for any of these significant customers could significantly negatively impact the Company’s future results of operations and financial condition.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized for the operations of the Systems Integration and Information System Product Sales segments. Historically, these materials purchases have been highly concentrated with several major suppliers.

During the three-month period ended March 31, 2008, one significant supplier accounted for 64% of materials purchases for these segments. The Company does not operate under a supply agreement with this vendor, and there are alternate sources of supply for the purchased products.

During the three-month period ended March 31, 2007, three significant suppliers accounted for 45%, 21% and 11%, respectively, of materials purchases. The Company does not operate under supply agreements with two of these vendors and there are alternate sources of supply for the products purchased from these vendors. The Company operates under a License and Supply Agreement with one of these major suppliers. The current agreement expires on June 30, 2008. There are no requirements for minimum levels of purchasing under the License and Supply Agreement.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three-month periods ended March 31, 2008 and 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

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

Revenue, cost of sales and gross profit derived for the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations in Item 1 – Financial Statements. A brief description of the Company’s practice areas follows:

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 7% and 10% of the Company’s consolidated revenue during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

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

Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 29% and 38% of the Company’s consolidated revenue during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

•

The Business Process Practice Area provides services that help organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh, Northern California and Boston offices. Business Process revenue represented 6% and 12% of the Company’s consolidated revenue during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

•

The Interactive Media Practice Area offers innovative solutions including technology architecture design and applications development for the on-demand delivery of media rich video content. Interactive Media customers have historically been concentrated in the cruise industry. The Company’s customers include premiere operating brands from the world’s largest cruise organizations, Carnival Corporation & Plc. (“Carnival”), Royal Caribbean Cruises. Ltd. (“Royal Caribbean”), MSC Crociere S.p.A. (“MSC”) and NCL Corporation (“NCL”), as well as smaller cruise lines serving distinct markets. The Company’s DigiMix™ interactive television solutions support cruise lines’ onboard operations and enhance passenger amenities by providing in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication, information and other services, including food and wine orders, spa/salon information and shopping. Interactive Media’s solutions enable customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 15% and 9% of the Company’s consolidated revenue during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•

Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers in projects related to the services provided by the Interactive Media Practice Area. The Company’s flexible DigiMix™ interactive television platform offers solutions for digital networks and hybrid distribution systems. Forty-four shipboard interactive television systems installed by the Company since 1996 are currently in operation. Implementation of interactive television systems is also currently in progress on five ships and under agreement for one additional ship. Management believes this represents the largest base of cruise industry interactive television operations by any provider of interactive television services. During 2007 and the first three months of 2008, Systems Integration operations also included implementation of specialized technology platforms for a customer in the financial services market. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 34% and 19% of the Company’s consolidated revenue during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

•

Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and related products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 3% and 4% of the Company’s consolidated revenue during the three months ended March 31. 2008 and the year ended December 31, 2007, respectively.

•

The Other Services segment reflects revenue derived from software license fees, amounts billed for out-of-pocket costs, fees for resources outsourced for customer-managed projects, and other activities peripheral to the Company’s operations, including website hosting and archival services, referral commissions or placement fees. Other Services revenue represented 6% and 8% of the Company’s consolidated revenue during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company. As of March 31, 2008, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”), CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries that focus on the Company’s consulting and systems integration services. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting and CodeLab Technology Group in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended March 31, 2008 and 2007, as well as period-to-period percentage changes.

	Three Months Ended March 31,		% Increase
(Dollars in thousands)	2008	2007	2008
Statement of Operations Data:
Revenue	$8,176	$6,180	32%
Gross profit	4,344	3,450	26%
Selling, general and administrative expenses	3,423	2,619	31%
Net income	828	792	5%

Comparing the three-month periods ended March 31, 2008 and 2007, the Company experienced period-to-period increases in revenue of $1,996,000 and gross profit of $894,000. The Company’s aggregate consulting services realized increases of $267,000 (6%) in revenue and $33,000 (1%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Interactive Media, Systems Integration and Other Services segments. However, the Business Process segment experienced significant period-to-period declines in revenue and gross profit that partially offset the increases. The period-to-period changes in revenue or gross profit for the Technology Infrastructure, Collaborative Solutions and Information System Product Sales segments were relatively small and did not significantly impact the period-to-period changes in total revenue or gross profit.

Period-to-period changes in Interactive Media included increases in revenue of $549,000 (85%) and gross profit of $278,000 (58%), comparing the three-month periods ended March 31, 2008 and 2007. During the first quarter of 2008, Interactive Media consulting included the peak period of consulting activity for three large shipboard systems, as well as a significant portion of project activity on two additional systems, as compared to peak activity for one shipboard system and significant activity on one additional system during the first quarter of 2007. Comparing the three-month periods ended March 31, 2008 and 2007, Systems Integration revenue and gross profit increased by $1,494,000 (116%) and $655,000 (104%), respectively. Management also attributes the period-to-period increases in Systems Integration revenue and gross profit to the higher level of activity on large shipboard interactive television systems during the first quarter of 2008, on projects related to those discussed above for Interactive Media consulting.

Comparing the first quarters of 2008 and 2007, Business Process revenue and gross profit declined by $243,000 (33%) and $176,000 (63%), respectively. Management attributes the changes primarily to the inclusion of activity for three unusually large projects during the first quarter of 2007. There were no projects with a comparable level of activity during the first quarter of 2008.

Other Services revenue and gross profit increased by $214,000 (81%) and $203,000 (256%), respectively, comparing the three-month periods ended March 31, 2008 and 2007. Other services revenue and gross profit during the first quarter of 2008 increased in part due to software licensing revenue associated with the Company’s DigiMix™ software applications utilized for shipboard interactive television platforms. Management believes the May 2007 introduction of a new generation of DigiMix™ software applications stimulated demand for the Company’s interactive television solutions. During the first quarter of 2007, software licensing revenue was not recognized in association with shipboard technology platforms.

The increase in selling, general and administrative expenses for the three-month period ended March 31, 2008, as compared to the three-month period ended March 31, 2007, was $804,000. Period-to-period increases were realized in compensation for additions to the Company’s technical consulting staff and sales and marketing personnel, recruitment expenses, research and development expenses and depreciation and amortization.

The Company’s cash balance decreased from $900,000 as of December 31, 2007 to $800,000 as of March 31, 2008, a decrease of $100,000. The overall change in cash reflects the netting of significant cash flows provided by operating activities, primarily from current operations, and cash flows used for investing activities, primarily for contingent consideration related to acquisitions and capital expenditures, and cash flows used for financial activities for payment of dividends on preferred stock. Operating activities resulted in net cash provided of $271,000 during the three-month period ended March 31, 2008. Cash generated from operations was $1,089,000 while changes in working capital resulted in a net use of $818,000. Working capital changes using cash included significant decreases in accounts payable, billings in excess of costs and estimated gross margins and accrued compensation and payroll taxes of $564,000, $536,000 and $99,000, respectively, along with an increase in costs and estimated gross margins in excess of billings of $384,000. Working capital changes providing cash included significant increases in deferred revenue and other accrued liabilities of $530,000 and $190,000, respectively. Management believes the changes in working capital reflect significant outlays for project-related materials including computer hardware and interactive television equipment necessary for the high level of project activity related to shipboard interactive television systems. Investing activities resulted in net cash used of $287,000, primarily $249,000 for contingent consideration related to acquisitions and $38,000 for capital expenditures. Financing activities resulted in net cash used of $84,000, primarily for preferred stock dividend payments.

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

Microsoft recently recognized the Company’s technical expertise and quality of services through several awards. In October and December 2007, respectively, Allin Consulting-California received Northern California awards for Customer Satisfaction and Best Practices. In July 2007, at the 2007 Microsoft Worldwide Partner Conference, the Company received the worldwide award Competing to Win Partner of the Year: Search for superior technology and innovation with Microsoft Search technologies. The Company also received several other awards during the conference. Allin Consulting-Pennsylvania was recognized by Microsoft’s Eastern Region as the EPG Loyalty Award – Partner of the Year and the SMS&P Marketing Excellence – Partner of the Year, while Allin Consulting-California was recognized by Microsoft’s Western Region as the Regional VP Award – Partner of the Year and with the Security Partners – Trusted Advisor Award. In July 2006, Allin Consulting-Pennsylvania received the Microsoft Eastern Region Partner of the Year Award in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft.

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

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. Over the last eighteen months, the Company has added MSC, NCL, Regent Seven Seas Cruises, Inc. (“Regent”), Fred. Olsen Cruise Lines (“Fred. Olsen”), P&O Cruises (“P&O”) and Silversea Cruises Ltd. (“Silversea”) to the Interactive Media customer list, joining long-term customers Carnival, Celebrity, Costa and Royal Caribbean. The Company’s expertise in designing and installing interactive television systems is recognized in the cruise industry, where multiple generations of the Company’s interactive television solutions, some installed as long ago as 1997, are currently operating on forty-four ships and have long been the system of choice for many of the world’s major cruise lines.

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

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Notes 1, 2, 5, 6 and 7 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related arrangements involving some or all of the following attributes: services, computer hardware and equipment for specialized technology platforms, software, and post-contract support (“PCS”). Statement of Position (“SOP”) 97-2, Software Revenue Recognition, specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The arrangements underlying these projects involve significant software modification, including the installation of customized software applications previously developed for the customer or the licensing of proprietary software applications customized to integrate with the customer’s operating system. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software modification accounted for under the contract accounting standards described above was 47% and 27% of the Company’s total revenue for the three-month periods ended March 31, 2008 and 2007, respectively.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Project arrangements may include PCS following implementation of the specialized technology platform. A portion of the contract value is allocated to the PCS based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when sold separately and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

Systems Integration revenue and Other Services revenue for software licensing recognized in association with the related project arrangement described above are also based on percentage of completion. The proportion of labor incurred under the related arrangements to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. The majority of the equipment for Systems Integration projects is typically ordered, and associated costs are incurred, in the early stages of a project. Consequently, the proportion of labor incurred on related projects to expected total project labor is more frequently representative of percentage of completion than the proportion of total project costs incurred to expected total project costs. The labor factor is therefore most often used to determine the percentage of completion for recognition of Systems Integration and Other Services revenue.

For related project arrangement accounted for utilizing the percentage of completion method, management must estimate expected total labor hours and costs at the beginning of the project. Management reviews the status of such projects monthly, including labor hours incurred to date and expected for completion of the project, project timing, and issues impacting project performance. Management also considers the Company’s prior performance related to similar projects in determining expectations for current projects. Any changes to expected labor hours for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue recognition. Project arrangements do not include rights for software, hardware or equipment upgrades.

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 2% and less than 1% of the Company’s total revenue for the three-month periods ended March 31, 2008 and 2007, respectively.

Utilization of the revenue recognition methods described above can result in acceleration of, or delay in, recognition of revenue if management’s estimates of certain critical factors, such as expected total project labor, are materially less than or greater than actual project requirements. The Company believes its monthly reviews of project status and consideration of past performance on similar projects mitigate the potential for inappropriate revenue recognition since the reviews result in each update of revenue being based on both the latest available information and the Company’s project experience. Management’s estimates and assumptions also impact the Company’s assets and liabilities as revenue recognition for these projects may also impact the carrying value, if any, of unbilled services, costs and estimated gross margins in excess of billings, billings in excess of costs and estimated gross margins and deferred revenue on the Company’s Consolidated Balance Sheets.

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), and CodeLab; and a non-competition agreement associated with the CodeLab acquisition. As of March 31, 2008, recognized balances for the customer lists, non-competition agreement and goodwill were $941,000, $50,000 and $5,982,000, respectively, net of amortization. A non-competition agreement associated with the Jimary Business Systems acquisition reached full amortization during 2007.

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

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts and notes receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California, Pittsburgh and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors regarding goodwill are the industry valuation multiples and the financial results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual test performed as of December 31, 2007, indicating no impairment of goodwill.

To test for potential impairment of the customer lists, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the determination of which reporting units will be utilized in testing each customer list, the proportions of the reporting unit cash flows to attribute to the acquired customer lists in each period, and the assumed growth rates for the overall business operations. Management uses its judgment to match reporting units with customer lists based on the areas of specialization of the predecessor businesses, as well as the Company’s long-term marketing objectives regarding the customers on the acquired list. Management utilizes historical information related to business derived from the customers included on each acquired list, future projections for the operations of the applicable reporting units, and external information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to each customer list. If the sum of the undiscounted cash flows attributable to a customer list exceeds the recognized value of the customer list, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the customer list. Key risk factors that the Company monitors regarding the customer lists are forecast growth rates for the information technology services industry, revenue derived from customers on the acquired lists and the cash flows applicable to the reporting units attributed to the customer lists. Significant declines in these factors could indicate potential impairment of the customer lists. As of December 31, 2007, no impairment was indicated in the annual test of the customer lists.

The Company also utilizes a cash flow model to estimate the fair value of the non-competition agreement. The model projects the cash flow of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Management utilizes industry information concerning expected growth in the information technology services industry and future projections for the operations of the applicable reporting units to develop estimates of future cash flows over the remaining life of the non-competition agreement. If the sum of the undiscounted cash flows attributable to the non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreement are forecast growth rates for the information technology services industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreement. There was no impairment indicated in the testing of the non-competition agreement performed as of December 31, 2007.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of SFAS No. 109 – Accounting for Income Taxes. Valuation allowances reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Valuation allowances have been recorded as of March 31, 2008 based on the Company’s realizability estimates and reduce the Company’s recognized deferred tax assets to $2,500,000. The non-current portion of deferred tax assets was offset by $84,000 of non-current deferred tax liabilities, resulting in a total of $2,416,000 of current and non-current deferred tax assets being included in the Consolidated Balance Sheet as of March 31, 2008.

Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, during the first quarter of 2008 and 2007, based on the Company’s results of operations during recent periods, then current backlogs of committed business for future periods and management’s assessments of future opportunities that might arise, the Company believed the risks were mitigated such that material reductions in the valuation allowance were appropriate. The reductions in valuation allowance recognized during the first quarters of 2008 and 2007, respectively, were $269,000 and $283,000, respectively. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of March 31, 2008 and valuation allowances offset any additional net deferred tax assets.

Management believes it is more likely than not that the deferred tax assets of $2,500,000 will be realized in future periods. During the three-month period ended March 31, 2008 and the year ended December 31, 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $84,000 as of March 31, 2008, arising primarily from the difference between tax- and book-basis amortization of capitalized software development costs and the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment. See Note 6 – Income Taxes in the Notes to Consolidated Financial Statements included in Item 1—Financial Statements of this Quarterly Report on Form 10-Q for additional information concerning the Company’s accounting for income taxes.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of March 31, 2008 includes an estimated liability for accrued acquisition consideration of $949,000 related to the 2005 acquisition of CodeLab. The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provided for annual payments of contingent consideration for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due for the three annual periods will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The aggregate amount of contingent payments shall not exceed $5,600,000.

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

During October 2006, the Company made a cash payment of $1,085,000 and issued 361,642 shares of common stock as additional purchase consideration in respect of the first annual period. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital. During October 2007, the Company paid additional purchase consideration in respect of the second annual period in the form of a cash payment of $545,000, 442,838 shares of common stock, and a note payable of $700,000. The Company issued the $700,000 note to a former holder of an equity interest in CodeLab, who, following receipt of a portion of the shares of common stock issued as additional purchase consideration in October 2007, became a beneficial owner of more than 10% of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $255,000 to additional paid-in-capital. Subsequent cash payments of $5,000 and $25,000 related to the second annual period were delivered during December 2007 and January 2008, respectively. As of March 31, 2008, accrued acquisition consideration of $949,000 has been recorded based on management’s estimate for the third and final annual period following acquisition, which will end July 31, 2008.

Software Development Costs. Since 2005, the Company’s research and development efforts and expenditures related primarily to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $758,000 was capitalized for software development costs between management’s determination of technical feasibility in December 2005 and commercial introduction of the software applications in May 2007. The Company also incurred research and development expenses of $90,000 in 2005 prior to the attainment of a working model demonstrating technical feasibility, and following commercial introduction, $136,000 during the three-month period ended March 31, 2008 and $297,000 during the year ended December 31, 2007. Management’s key judgment was determination of the point of technical feasibility. Management reviewed status reports and other records and discussed project progress with the technical management personnel overseeing the development project to determine that technical feasibility had been obtained. The Company anticipates any further costs incurred for completion of the development process related to DigiMix™ interactive television applications will be expensed.

Certain Related Party Transactions

During the three-month period ended March 31, 2008 and the year ended December 31, 2007, the Company engaged in transactions with related parties, including the sale of services and products, rental payments for office space, payments of additional purchase consideration and interest payments on notes. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. Minimum remaining lease commitments for the Pittsburgh office space are $156,000 during the remainder of 2008, $208,000 per year for 2009 and 2010, and $121,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease. Rental expense for the Pittsburgh office was $52,000 for the three-month period ended March 31, 2008 and $208,000 for the year ended December 31, 2007. This represented 2% of selling, general and administrative expenses during each of these periods.

In October 2007, pursuant to the Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab, the Company paid additional purchase consideration for the annual period ending July 31, 2007 to, among others, a former holder of equity interests in CodeLab and current chief executive officer of CodeLab. This holder received accrued acquisition consideration in the form of a cash payment, shares of the Company’s common stock and a promissory note executed by the Company in the principal amount of $700,000. The October 2007 issuance of shares of the Company’s common stock increased this holder’s aggregate shares to 900,103, making the holder a beneficial owner of more than ten percent of the outstanding common stock of the Company. The maturity date of the promissory note is July 31, 2008. The Company may pre-pay the outstanding principal balance of the promissory note at any time in whole or in part prior to maturity. The promissory note bears interest at a rate of 12% per annum, with interest due and payable quarterly on December 31, 2007, March 31, 2008, June 30, 2008 and at maturity. Interest payments of $21,000 and $20,000 were made during the three-month period ended March 31, 2008 and the year ended December 31, 2007, respectively, related to the promissory note.

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further descriptions of the Company’s transactions with related parties during 2007.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended March 31, 2008 and 2007 and period-to-period percentage changes for each segment.

Revenue

(Dollars in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$588	$614	(4)%
Collaborative Solutions	2,403	2,416	(1)%
Business Process	503	746	(33)%
Interactive Media	1,198	649	85%
Systems Integration	2,779	1,285	116%
Information System Product Sales	226	205	10%
Other Services	479	265	81%

Consolidated Revenue	$8,176	$6,180	32%

The Company realized a decrease of $26,000 in Technology Infrastructure revenue when comparing the three-month periods ended March 31, 2008 and 2007. Technology Infrastructure solutions can represent significant capital commitments as the realization of the benefits may require an investment in computer hardware, software and networking equipment in addition to the consulting services. Management believes demand for technology infrastructure-based projects was slow during the first quarter of 2008 due to uncertain domestic economic conditions. Management also believes that demand for services following recent Microsoft software updates has to date been slower than anticipated, although software introduction periods can be over a year’s duration before there is a sufficient level of adoption to stimulate significant demand for technology consulting services.

A period-to-period decrease of $13,000 in revenue for the Collaborative Solutions Practice Area was realized for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. Management believes demand for business intelligence solutions and custom application development utilizing Microsoft .NET, SharePoint and Microsoft SQL Server 2005 technologies has remained stable during the first quarter of 2008 despite domestic economic uncertainty. Management expects the future level of demand for Collaborative Solutions services will be impacted by a number of factors and trends, including growing virtualization of technology environments and proliferation of web-based applications, increasing demand for technology-based solutions by small and medium-sized businesses and increasing compliance demands. There can be no assurance, however, that the Company will realize Collaborative Solutions revenue growth in future periods as a result of these or any other factors.

Management attributes the period-to-period decrease in Business Process revenue of $243,000, comparing the three-month period ended March 31, 2008 with the three-month ended March 31, 2007, to the inclusion of three unusually large and complex Dynamics SL and CRM projects during the first quarter of 2007. There were no comparably sized projects during the first quarter of 2008, which management believes may reflect uncertain domestic economic conditions. Management also believes other factors contributed to the period-to-period decline in revenue, including downward pressure placed on pricing in an effort to stimulate sales and a negative short-term impact resulting from changes in sales and marketing personnel focused on Business Process operations.

The period-to-period increase in Interactive Media revenue, when comparing the three-month periods ended March 31, 2008 and 2007, was $438,000. In both periods, the majority of Interactive Media revenue related to application development, technical architecture design, configuration and implementation services, and technical support for interactive television systems installed on cruise ships. However, the first quarter of 2008 included the peak period of project activity for three shipboard systems, as well as significant project activity for two additional systems. The first quarter of 2007 included the peak period of project activity for one shipboard system, as well as significant project activity for a second system. Management attributes the period-to-period increase in revenue and major projects to the introduction of the latest generation of DigiMix™ applications for interactive television technology in May 2007, which management believes has stimulated demand for Interactive Media services.

A period-to-period increase of $1,494,000 in revenue for the Systems Integration segment was realized for the first quarter of 2008, as compared to the first quarter of the prior year. During the first quarter of 2008, Systems Integration revenue was realized from the peak periods of activity for large projects involving the implementation of interactive television platforms aboard three ships, the Fred. Olsen Balmoral, MSC Musica and MSC Poesia, significant project activity related to systems for the P&O Ventura and Royal Caribbean Independence of the Seas, as well as upgrades of specialized technology platforms for a financial services customer. During the first quarter of 2007, there was only one large ship project with a period of peak activity, one additional ship project with a significant level of project activity and upgrades of specialized technology platforms for a financial services customer.

Revenue for the Information System Product Sales segment increased by $21,000, when comparing the three-month periods ended March 31, 2008 and 2007. Management attributes the increase to period-to-period variability in the level of sales of interactive television products and Microsoft Dynamics GP and SL and related software products.

Revenue for the Other Services segment increased by $214,000, when comparing the first quarters of 2008 and 2007. Management attributes the increase primarily to the inclusion of software licensing revenue associated with the latest generation of DigiMix™ applications for interactive television technology during the first quarter of 2008. Software licensing revenue was not significant during the first quarter of 2007.

The Company expects Interactive Media, Systems Integration and Other Services revenue from related projects for design, configuration and implementation of interactive television systems on cruise ships and associated software licensing revenue for the full year 2008 will likely increase from levels realized during 2007. As of March 31, 2008, the Company’s backlog includes orders for systems aboard the Carnival Splendor, Celebrity Mercury, Fred Olsen Braemar, Regent Mariner and Navigator, and Silversea Prince Albert II, as well as the remaining work for the P&O Ventura and Royal Caribbean Independence of the Seas. Schedule delays or project cancellations could occur during 2008 such that revenue may not be realized equal to or in excess of 2007 revenue. Management believes Interactive Media, Systems Integration and Other Services revenue will be higher during the first half of 2008 than during the second half of the year due to project scheduling commitments driven by shipyard construction schedules.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended March 31, 2008 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales

(Dollars in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$260	$256	2%
Collaborative Solutions	1,024	998	3%
Business Process	222	289	(23)%
Interactive Media	438	167	162%
Systems Integration	1,497	658	128%
Information System Product Sales	172	154	12%
Other Services	219	208	5%

Consolidated Cost of Sales	$3,832	$2,730	40%

A period-to-period increase in cost of sales for the Technology Infrastructure Practice Area of $4,000, comparing the three-month period ended March 31, 2008 to the three-month period ended March 31, 2007, was realized despite a period-to-period decrease in revenue of 4%. Management believes soft demand due to economic uncertainty and slower than anticipated demand for services following the introduction of recent Microsoft software upgrades have placed downward pressure on pricing such that labor cost of sales represented a higher proportion of revenue during the first quarter of 2008 than in the comparable period of the prior year.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $26,000, comparing the quarter ended March 31, 2008 to the quarter ended March 31, 2007, was realized despite a period-to-period decrease in revenue of 1%. As with the Technology Infrastructure Practice Area, management believes economic uncertainty has placed downward pressure on pricing in the Collaborative Solutions Practice Area such that labor cost of sales represented a higher proportion of revenue during the first quarter of 2008 than in the first quarter of 2007.

The period-to-period decrease in cost of sales for the Business Process Practice Area of $67,000 is primarily attributable to the decrease in the level of services provided during the first quarter of 2008, as compared to the first quarter of 2007. The decrease in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue. Management believes that certain Business Process projects performed during the first quarter of 2008 reflected downward pressure on pricing, resulting in labor costs reflecting a higher proportion of revenue.

An increase of $271,000 was realized for Interactive Media cost of sales, comparing the three-month period ended March 31, 2008 with the three-month period ended March 31, 2007. The period-to-period increase in cost of sales was much greater in percentage terms than the corresponding increase in revenue. Project activity during the first quarter of 2008 was at such a high level that a much higher level of independent contractor labor was needed to meet project schedule requirements. Independent contractor labor is generally priced at a significantly higher rate per hour than the cost of internal staff.

The increase in Systems Integration cost of sales of $839,000, comparing the quarters ended March 31, 2008 and 2007, corresponds with the period-to-period change in Systems Integration revenue but is higher in percentage terms. A contributing factor to the increase was the introduction of new high-end technology with the DigiMix™ platform, which increased the proportion of cost of sales relative to revenue.

The increase in cost of sales of $18,000 for the Information System Product Sales segment, comparing the three-month periods ended March 31, 2008 and 2007, was consistent with the change in revenue. The period-to-period increase in Other Services cost of sales of $11,000 was significantly lower in percentage terms than the corresponding period-to-period increase in revenue. There is no cost of sales associated with software licensing revenue associated with the DigiMix™ applications, which was the primary factor in the period-to-period increase in Other Services revenue.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended March 31, 2008 and 2007 and period-to-period percentage changes for each segment.

Gross Profit

(Dollars in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period-to- Period % Increase (Decrease)
Technology Infrastructure	$328	$358	(8)%
Collaborative Solutions	1,379	1,418	(3)%
Business Process	281	457	(39)%
Interactive Media	760	482	58%
Systems Integration	1,282	627	104%
Information System Product Sales	54	51	6%
Other Services	260	57	356%

Consolidated Gross Profit	$4,344	$3,450	26%

The period-to-period decrease in gross profit of $30,000 for the Technology Infrastructure Practice Area, comparing the quarters ended March 31, 2008 and 2007, corresponds with period-to-period decline in revenue. As discussed above, management believes this result reflects a relatively low level of demand for Technology Infrastructure services in both periods as a result of economic uncertainty and a protracted product introduction period related to recent Microsoft software updates.

The Collaborative Solutions Practice Area experienced a decline in gross profit of $39,000, comparing the first quarter of 2008 to the first quarter of 2007. The decrease largely corresponds with a corresponding period-to-period decline in revenue, but is slightly higher in percentage terms. Management believes uncertainty in the domestic economy has resulted in downward pressure on pricing in the first quarter of 2008, resulting in the period-to-period decrease in gross profit percentage.

The decline in gross profit for the Business Process Practice Area of $176,000, comparing the three-month periods ended March 31, 2008 and 2007, corresponds with a significant period-to-period decline in revenue, but is higher in percentage terms. As discussed above, management believes results during the first quarter of 2007 benefited from the inclusion of several unusually large and complex Dynamics SL and CRM-based projects. There were no similarly sized projects during the first quarter of 2008. Management also believes Business Process results were negatively impacted by downward pressure on pricing to stimulate sales and changes to sales and marketing personnel focused on Business Process operations.

Interactive Media gross profit increased by $278,000 when comparing the three-month periods ended December 31, 2008 and 2007, consistent with the period-to-period increase in revenue, but lower in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of a larger number of significant projects during the first quarter of 2008. The period-to-period decline in gross profit percentage resulted from increased use of higher-cost independent contractor labor during the first quarter of 2008 than in the comparable period of 2007.

The period-to-period increase in Systems Integration gross profit of $655,000, when comparing the quarter ended March 31, 2008 to the quarter ended March 31, 2007, trailed the corresponding increase in revenue in percentage terms. A contributing factor was the introduction of new and more expensive high-end technology with the DigiMix™ platform to provide the full benefits of the updated software applications.

The increase in gross profit for Information System Product Sales of $3,000, comparing the quarters ended March 31, 2008 and 2007, was consistent with the change in revenue. Other Services gross profit increased by $203,000, when comparing the three-month periods ended March 31, 2008 and 2007, primarily as a result of the inclusion of software licensing revenue associated with the Company’s DigiMix™ applications during the first quarter of 2008.

Selling, General & Administrative Expenses

The Company recorded $3,423,000 in selling, general and administrative expenses during the three-month period ended March 31, 2008, including $188,000 for depreciation and amortization, a $6,000 loss on disposal of assets and $3,229,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $2,619,000 during the three-month period ended March 31, 2007, including $102,000 for depreciation and amortization and $2,518,000 for other selling, general and administrative expenses, net of a $1,000 gain from disposal of assets. The period-to-period increase in aggregate selling, general and administrative expense was $804,000, or 31%.

The period-to-period increase in other selling, general and administrative expenses was $621,000, or 25%. The most significant factor in the period-to-period increase was growth in the Company’s technical consulting headcount and sales and marketing personnel, which resulted in increased compensation and associated recruitment costs. Selling, general and administrative expenses reflect the portion of consulting staff time not directly associated with customer projects, including education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Consequently, during periods when the technical staff is growing such as 2007 and the first quarter of 2008, selling, general and administrative expenses typically reflect a corresponding increase. Period-to-period increases in other types of expenses were also realized including travel and rent expense, which increased primarily as a result of expansion of the Company’s office space in Boston and Ft. Lauderdale during 2007. Another significant factor contributing to the increase in selling, general and administrative expenses was the inclusion of $136,000 of research and development expense during the first quarter of 2008 related to application development and platform refinements for Interactive Media’s DigiMix™ interactive television solutions. Research and development activity during the first quarter of 2007 was capitalized.

The increase in depreciation and amortization of $86,000, comparing the quarters ended March 31, 2008 and 2007, was primarily attributable to the commencement of amortization of capitalized software development costs following the commercial introduction of the developed applications during May 2007. Depreciation also experienced a period-to-period increase as a result of the Company’s significant investment in capital expenditures during 2007, which exceeded the cost of assets reaching the end of their depreciation periods during 2007.

Net Income

The Company recorded net income of $828,000 for the three-month period ended March 31, 2008, as compared to net income of $792,000 for the three-month period ended March 31, 2007. The $36,000 period-to-period increase in profitability resulted from the $894,000 increase in gross profit from operations, partially offset by an $804,000 decrease in selling, general and administrative expenses and small period-to-period increases in interest expense and provision for income taxes. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above. The increase in interest expense resulted from the Company’s issuance of a note payable in October 2007. See the discussion below under Liquidity and Capital Resources under the headings Credit Facilities and Indebtedness for additional information regarding the Company’s credit facilities and the note payable. The period-to-period increase in provision for income taxes resulted mainly from changes to estimates for deferred tax assets and liabilities.

Off-Balance Sheet Arrangements

As of March 31, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At March 31, 2008, the Company had cash and liquid cash equivalents of $800,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2007 was a decrease of $100,000. Net cash flows provided by operating activities were $271,000. The Company recognized net income of $828,000 for the three-month period ended March 31, 2008. The Company recorded non-cash expenses of $261,000 for depreciation of property and equipment, amortization of capitalized software development and intangible assets, increases to the Company’s provision for uncollectible accounts receivable, provision for deferred income taxes, loss on disposal of assets and expense recognition for the fair value of outstanding stock options. This resulted in net cash provided of $1,089,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $818,000 for the three-month period ended March 31, 2008. Major working capital adjustments resulting in cash used included decreases in accounts payable, billings in excess of costs and estimated gross margins and accrued compensation and payroll taxes of $564,000, $536,000 and $99,000, respectively. Major working capital adjustments resulting in cash provided included increases in deferred revenue and other accrued liabilities of $530,000 and $190,000, respectively. Management believes the cash used for changes in working capital reflects the significant expenditures made by the Company during the first quarter of 2008 for project materials, including computer hardware and interactive television equipment, for implementation of interactive television technology platforms on cruise ships.

Investing activities resulted in a net cash use of $287,000 for the three-month period ended March 31, 2008. Investing activities included contingent consideration payments of $249,000 related to the acquisitions of Jimary Business Systems and CodeLab and capital expenditures of $38,000 for computer hardware and software, as well as leasehold improvements and furniture related to expansion of the Boston office. Financing activities resulted in a net cash use of $84,000 for the three-month period ended March 31, 2008. The Company recorded net borrowing of $95,000 under its line of credit facility during the first quarter of 2008 as a result of the working capital adjustments and investing activities discussed above. Financing activities also included the payment of preferred stock dividends of $180,000.

Credit Facilities

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving line of credit. The Loan and Security Agreement, as amended (the “S&T Loan Agreement”), has subsequently been renewed for nine succeeding annual periods. The current expiration date of the S&T Loan Agreement is September 30, 2008. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. For two of the Company’s customers, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. As of March 31, 2008, maximum borrowing capacity under the S&T Loan Agreement was $4,028,000. The outstanding loan balance was $915,000 as of this date, resulting in availability of $3,113,000. As of May 2, 2008, maximum borrowing capacity under the S&T Loan Agreement was $3,091,000, the outstanding loan balance was $1,450,000 and loan availability was $1,641,000.

Effective with the 2007 renewal of the credit facility, loans under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one-half percent. Previously, the interest rate had been the bank’s prime interest rate plus one percent. During the first quarter of 2008, the interest rate under the S&T Loan Agreement ranged from 7.75% to 5.75%. The interest rate was 5.75% as of March 31, 2008 and there have been no subsequent changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $10,000 and $11,000 related to this revolving credit loan during the three-month periods ended March 31, 2008 and 2007, respectively. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of any outstanding borrowings at any time during the term of the S&T Straight Credit Line. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to any prepayment. As of May 12, 2008, the Company has made no borrowings under the S&T Straight Credit Line. Loans under the S&T Straight Credit Line bear interest at S&T Bank’s prime interest rate plus one-half percent. As of February 14, 2008, the applicable interest rate was 6.50% and it has subsequently decreased to 5.75%, which was in effect as of March 31, 2008. There have been no subsequent changes to the interest rate. Interest payments on any outstanding loan balances are due monthly on the thirtieth day of the month. Any unpaid interest balance will be due at maturity. As there have been no borrowings to date under the S&T Straight Credit Line, the Company has incurred no interest expense.

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

The covenants included in the credit instruments are substantially consistent. The S&T Loan Agreement and S&T Straight Credit Line include various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants relating to dividends and purchases of stock prohibit the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. The S&T Loan Agreement also includes a covenant requiring a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the first fiscal quarter of 2008 and all of the four fiscal quarters of 2007. The Company was in compliance with all of the covenants described above as of March 31, 2008 and currently remains in compliance with the covenants. The S&T Loan Agreement and S&T Straight Credit Line also include reporting requirements regarding annual and monthly financial statements. The S&T Loan Agreement requires reporting of additional financial information, including monthly accounts receivable and payable statements and weekly borrowing base certificates.

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

Indebtedness

On October 5, 2007, the Company executed a Promissory Note in the principal amount of $700,000 payable to David Ritchie, the chief executive officer of CodeLab, and a beneficial owner of more than five percent of the outstanding common stock of the Company. The maturity date of the Promissory Note is July 31, 2008. The Company may pre-pay the outstanding principal balance of the Promissory Note at any time in whole or in part prior to maturity. The Promissory Note bears interest at a rate of 12% per annum, with interest due and payable quarterly on December 31, 2007, March 31, 2008, June 30, 2008 and at maturity. The interest rate will increase by 2% in the event any scheduled payment of interest is not made, with the increased rate remaining in effect until the scheduled interest payment is made. The Promissory Note is subordinated to and junior in right of payment to all currently existing or future obligations, indebtedness or other liabilities of the Company to any commercial banks or other financial institutions providing financing to the Company. With regard to the Promissory Note, S&T Bank waived the terms prohibiting the Company from incurring additional debt included in the S&T Loan Agreement. The Promissory Note was included as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 10, 2007. The principal balance of the Promissory Note represents a portion of the accrued purchase consideration due to Mr. Ritchie pursuant to the terms of the Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 26, 2005 by and among the Company, CodeLab, and the holders of equity interests in CodeLab. See below for additional information related to the Purchase Agreement. During the three-month period ended March 31, 2008, the Company incurred $21,000 of interest expense related to the Promissory Note. Scheduled interest payments to date have been made.

Preferred Stock and Warrants

As of March 31, 2008, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Since July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at an annual rate of 12% of the liquidation value. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through June 30, 2008. Accrued but unpaid dividends on the Series C preferred stock were $4,226,000 as of March 31, 2008 and $4,323,000 as of May 14, 2008.

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

As of March 31, 2008, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of March 31, 2008 and $6,000 as of May 14, 2008.

As of March 31, 2008, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of March 31, 2008 and $49,000 as of May 14, 2008.

As of March 31, 2008, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of December 31, 2007, the Company estimated the amount of the liquidation premium to be $4,369,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of March 31, 2008 and $22,000 as of May 14, 2008. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of December 31, 2007, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $49,000 as of March 31, 2008 and $11,000 as of May 14, 2008.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled

dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and that the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock are $535,000 for the remainder of 2008. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2008. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

Acquisition Consideration

The Purchase Agreement for the July 2005 acquisition of CodeLab provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The annual contingent payments due for the three annual periods are to be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total of the annual contingent payments shall not exceed an aggregate of $5,600,000. Any payment becoming due shall be made by the Company no later than 120 days following the end of such annual period.

In consideration of the first and second annual periods ended July 31, 2006, the Company has to date delivered to the former holders of equity interests in CodeLab purchase consideration consisting of cash payments of $1,660,000 and 804,480 shares of the Company’s common stock. The stock issuances were recorded based on the market value of the Company’s common stock on the dates of issuance, resulting in the recording of $8,000 to common stock and $450,000 to additional paid-in-capital. Additionally, in October 2007 the Company executed a Promissory Note in the principal amount of $700,000 to David Ritchie, one of the former holders of equity interests in CodeLab, for a portion of the accrued purchase consideration due Mr. Ritchie for the second annual period. The Promissory Note is described in further detail above under Indebtedness. A total of $208,000 of the contingent consideration for the annual periods ended July 31, 2006 and 2007 has been recorded as expense for compensatory elements. The remainder of the contingent consideration for the first two annual periods was regarded as additional purchase price and was recorded as goodwill.

Estimated accrued acquisition consideration of $949,000 has been recorded as of March 31, 2008 related to the third annual period following acquisition, which will end July 31, 2008. Management will monitor the results of CodeLab’s operations during the remainder of the third annual period and will adjust the liability for additional purchase consideration when management can reasonably determine estimates and believes payment of additional consideration is highly likely. The allocation of any contingent consideration due under the Purchase Agreement between purchase consideration and expense will be determined when such estimates are recorded. A total of $96,000 of the accrued contingent consideration for the annual period ended July 31, 2008 was attributed to compensatory elements, of which $45,000 and $22,000 was included in selling, general and administrative expenses for the year ended December 31, 2007 and the three-month period ended March 31, 2008, and the remaining $29,000 is expected to be recorded as expense from April through July 2008.

Capital Expenditures

Capital expenditures during the three-month period ended March 31, 2008 were $38,000 and included purchases of computer hardware for new employees, computer hardware and software to upgrade the Company’s technology infrastructure and leasehold improvements and furniture related to the expansion of the Boston office. Management forecasts that capital expenditures during the remainder of 2008 will not exceed $500,000. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements related to the Company’s offices. Business conditions and management’s plans may change during the remainder of 2008 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the years ended December 31, 2006 and 2007, respectively, capitalized software development costs of $476,000 and $232,000 were recorded by the Company related to enhanced applications for the Company’s DigiMix™ interactive television solutions. Software development costs included purchased software development tools, testing equipment, consulting services and the cost of internal labor. The capitalized costs were incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications and prior the introduction of the developed applications on customer projects in May 2007. Following commercial introduction, capitalized software development costs are being amortized over a three-year period. Additional development costs associated with the software applications incurred are being expensed. The Company expects to undertake additional software development activities during the remainder of 2008.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. The standard, adopted effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The standard, adopted effective January 1, 2008, is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. . SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The Company expects to adopt the standard on January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information in this Item 3.

Item 4.	Controls and Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended March 31, 2008, there were no significant changes in the Company’s internal control procedures with respect to financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1A.	Risk Factors

In addition to the other information included in this Report, you should carefully review and consider the factors discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, certain of which have been updated below. These factors could materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

We need to continually identify and obtain new engagements from existing and prospective customers to maintain the level of committed backlog necessary to sustain our ongoing consulting services and systems integration operations. If we fail to continually obtain new engagements, our business may be materially adversely affected.

As of March 31, 2008, our total committed backlog for consulting services and systems integration was $12,098,000. We expect to realize as revenue $8,984,000 of this amount during the final three fiscal quarters of 2008, $2,202,000 during 2009, $850,000 during 2010 and $62,000 during 2011 and 2012. Consulting and Systems Integration revenue earned during the first quarter of 2008 plus backlog expected to be earned during the remainder of 2008 represents 74% of 2007 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of March 31, 2008, our committed backlog for the Collaborative Solutions Practice Area was $4,604,000, of which we expect to earn $2,461,000 in 2008, $1,363,000 in 2009, $740,000 in 2010 and $40,000 in 2011 and 2012. Collaborative Solutions revenue earned during the first quarter of 2008 plus backlog expected to be earned during the remainder of 2008 represents 51% of 2007 Collaborative Solutions revenue. The projects for our Pittsburgh and Northern California operations and some of the projects for our Boston operations included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the second quarter of 2008. The Boston operations also have several engagements for maintenance, analysis and support related to customers’ customized software applications under long-term agreements.

Committed backlog for the Technology Infrastructure Practice Area was $1,989,000 as of March 31, 2008, of which we expect to earn $1,061,000 during the remainder of 2008, $806,000 in 2009, $100,000 in 2010 and $22,000 in 2011 and 2012. Technology Infrastructure revenue earned during the first quarter of 2008 plus backlog expected to be earned during the remainder of 2008 represents 68% of 2007 Technology Infrastructure revenue. We expect that the majority of the projects included in the committed backlog for the Technology Infrastructure Practice Area for our Pittsburgh and Northern California operations will be performed over a relatively short time period, primarily in the second and third quarters of 2008. Technology Infrastructure backlog for our Boston operations includes projects under long-term agreements. During February 2008, Technology Infrastructure backlog significantly increased as a result of the award of a large project to our Northern California operations to establish a core shared environment based on a wide area network and a common directory service for a foundation supporting schools in high-need areas. Revenue for this project is expected to be earned over the second half of 2008 and the first half of 2009.

Committed backlog for the Business Process Practice Area was $858,000 as of March 31, 2008, of which $856,000 is expected to be earned during the remainder of 2008 and $2,000 is expected to be earned in 2009. Business Process revenue earned during the first quarter of 2008 plus backlog expected to be earned during the remainder of 2008 represents 47% of 2007 Business Process revenue. The committed backlog for the Business Process Practice Area includes a mix of projects that will be performed over a relatively short time period, primarily in the second and third quarters of 2008, and longer-term fixed-price support arrangements performed over specified time periods, typically annual periods. Starting and ending dates for these arrangements vary so as of March 31, 2008, remaining project terms range from days to close to a full year.

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

As of March 31, 2008, committed backlog for Interactive Media consulting services was $1,491,000, of which we expect to realize $1,450,000 during the final three quarters of 2008, $30,000 during 2009 and $11,000 during 2010. Interactive Media revenue earned during the first quarter of 2008 plus backlog expected to be earned during the remainder of 2008 represents 112% of 2007 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved application development, architecture design and configuration of interactive television systems for cruise ships. Backlog as of March 31, 2008 includes six projects of this type, for the Carnival Splendor, Celebrity Mercury, Fred. Olsen Braemar, Regent Mariner and Navigator, and Silversea Prince Albert II, as well as remaining work to complete the systems aboard the P&O Ventura and Royal Caribbean Independence of the Seas.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on cruise ships in connection with the Interactive Media consulting services described above. As of March 31, 2008, committed backlog for Systems Integration was $3,156,000, all of which we expect to realize during the remainder of 2008. Systems Integration revenue earned in the first quarter of 2008 plus backlog expected to be earned during the remainder of 2008 represents 123% of 2007 Systems Integration revenue. Backlog for the Systems Integration segment includes interactive television system implementation projects for the ships listed above with related Interactive Media projects.

We will continue to seek additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to remain strong in 2008. However, there can be no assurance that we will obtain as many orders for systems for newly built ships beyond those already received. While we believe that revenue for the Interactive Media and Systems Integration segments will likely increase in 2008 from levels realized in 2007, unforeseen events such as schedule delays by our customers could result in our realization of the backlog as revenue later than 2008. Management believes the market introduction of the latest generation DigiMix™ applications and platform configurations during 2007 has improved our ability to obtain interactive television system orders for ships already in service, although there can be no assurance that we will obtain orders beyond those already received.

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

Interactive Media consulting and Systems Integration projects accounted for 49% and 47%, respectively, of our revenue and gross profit for the three months ended March 31, 2008 and 29% and 28%, respectively, of our revenue and gross profit for the year ended December 31, 2007. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, future potential increases in costs as a result of rising fuel costs, new governmental or security regulations, delays in ship construction and repairs, shipyard consolidation, new or increased taxes and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We expect continued concentration of revenue among significant customers and in the financial services vertical market as a result of our 2005 acquisition of CodeLab, as a small number of customers represent significant portions of CodeLab’s revenue. Factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab. During 2007 the financial services industry’s growth rate slowed as the industry was negatively affected by significant losses related to subprime mortgage loan defaults and the loss of value in securitized financial instruments based on mortgage portfolios. As a result of these developments and domestic economic conditions, 2008 is expected to be a weak year for the financial services industry. Continuing difficulties for the financial services industry may adversely affect our financial services customers which may result in a decrease in demand for our services.

During the three months ended March 31, 2008, two significant customers accounted for 20% and 14%, respectively, of our consolidated revenue. During the year ended December 31, 2007, there were no customers accounting for 10% or greater of our consolidated revenue. There were a number of customers accounting for 10% or greater of the revenue of some of the Company’s segments during the three months ended March 31, 2008. The loss of any of these customers could negatively impact the Company’s results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We granted options to purchase shares of our common stock to one of our non-employee directors as compensation for his services as a member of the Board of Directors as follows:

Name	Date of Grant	Number of Underlying Shares of Common Stock	Exercise Price
Brian K. Blair	3/11/08	5,000	$0.80

The exercise price was equal to the closing price of the common stock on the date of the grant. The options vest on the first anniversary of the date of the grant if Mr. Blair is serving as a director on that date. We issued the options to Mr. Blair in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

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

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series D, F, G and H preferred stock. A significant arrearage of dividends accrued on Series C preferred stock because dividends were not initially scheduled to be paid until within ten days of June 30, 2006. The Company’s management determined that meeting the scheduled payment was inadvisable due to liquidity considerations and a restrictive covenant in the S&T Loan Agreement which then prohibited payment of dividends on Series C preferred stock. A restriction prohibiting payment of dividends on Series C preferred stock remains in effect during the current term of the agreement, which expires on September 30, 2008. The Company has indefinitely deferred payment of dividends on Series C preferred stock.

As of March 31, 2008, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $4,226,000 as of March 31, 2008 and $4,323,000 as of May 14, 2008. Payment of dividends on Series C preferred stock at any future date is subject to elimination of the restrictive covenant in the S&T Loan Agreement and legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate in effect through June 30, 2006. Accrued dividends as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. Dividends on the Series C preferred stock accrued after June 30, 2006 were originally scheduled for quarterly payments. The Company also indefinitely deferred payment of the scheduled quarterly dividends until such time as the restrictive bank covenant is eliminated, legally available funds are present and management determines that payment is advisable given the liquidity considerations of the Company.

As of March 31, 2008, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of March 31, 2008 and $6,000 as of May 14, 2008.

As of March 31, 2008, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of March 31, 2008 and $49,000 as of May 14, 2008.

As of March 31, 2008, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of March 31, 2008 and $22,000 as of May 14, 2008.

As of March 31, 2008, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $49,000 as of March 31, 2008 and $11,000 as of May 14, 2008.

See Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 6.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Quarterly Report as set forth in the Exhibit Index beginning on page 53 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: May 15, 2008	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman, President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

March 31, 2008

Exhibit Index

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(i)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(i)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(a) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2007)

4.1	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.2	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on November 21, 2007)

10.2	Business Loan Agreement entered into among Allin Corporation and its Subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

Exhibit Number	Description of Exhibit (1)
10.3	Promissory Note entered into among Allin Corporation and its Subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

10.4	Form of Commercial Security Agreement entered into between each Borrower and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

10.5*	Summary of Bonuses Awarded to Named Executive Officers of Allin Corporation in Respect of 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on February 22, 2008)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-Q are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.